Form 10-Q
period 2014-09-30
SOUTH STATE Corp
filed 2014-11-10
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2014
Common Stock, $2.50 par value	24,140,272

South State Corporation and Subsidiary

September 30, 2014 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2014	2013	2013
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$269,480	$184,611	$292,625
Interest-bearing deposits with banks	7,382	32,632	4,720
Federal funds sold and securities purchased under agreements to resell	226,166	262,218	347,821
Total cash and cash equivalents	503,028	479,461	645,166
Investment securities:
Securities held to maturity (fair value of $11,019, $12,891, and $12,992, respectively)	10,389	12,426	12,426
Securities available for sale, at fair value	805,114	786,791	626,798
Other investments	10,518	13,386	13,386
Total investment securities	826,021	812,603	652,610
Loans held for sale	56,595	30,586	51,207
Loans:
Acquired credit impaired (covered of $197,944, $289,123, and $321,969, respectively; non-covered of $782,548, $931,515 and $994,659, respectively), net of allowance for loan losses	980,492	1,220,638	1,316,628
Acquired non-credit impaired (covered of $9,459, $7,824, and $8,430, respectively; non-covered of $1,367,884, $1,593,111 and $1,656,904, respectively)	1,377,343	1,600,935	1,665,334
Non-acquired	3,304,708	2,865,216	2,741,242
Less allowance for non-acquired loan losses	(34,804)	(34,331)	(36,145)
Loans, net	5,627,739	5,652,458	5,687,059
FDIC receivable for loss share agreements	30,983	86,447	108,149
Other real estate owned (covered of $18,961, $27,520, and $40,543, respectively; non-covered of $32,289, $37,398, and $35,330, respectively)	51,250	64,918	75,873
Premises and equipment, net	173,425	188,114	184,959
Bank owned life insurance	98,505	97,197	96,058
Deferred tax assets	60,322	72,914	73,135
Mortgage servicing rights	22,052	20,729	18,908
Core deposit and other intangibles	51,291	59,908	62,195
Goodwill	317,688	317,688	317,688
Other assets	61,189	48,475	55,434
Total assets	$7,880,088	$7,931,498	$8,028,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,654,308	$1,487,798	$1,477,793
Interest-bearing	4,863,920	5,067,699	5,181,315
Total deposits	6,518,228	6,555,497	6,659,108
Federal funds purchased and securities sold under agreements to repurchase	231,229	211,401	233,792
Other borrowings	101,127	102,060	101,347
Other liabilities	62,509	81,071	64,168
Total liabilities	6,913,093	6,950,029	7,058,415
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; 0, 65,000, and 65,000 shares issued and outstanding, respectively	—	1	1
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,135,220, 24,104,124, and 24,066,545 shares issued and outstanding, respectively	60,338	60,260	60,166
Surplus	700,579	762,354	760,507
Retained earnings	207,219	168,577	159,980
Accumulated other comprehensive loss	(1,141)	(9,723)	(10,628)
Total shareholders’ equity	966,995	981,469	970,026
Total liabilities and shareholders’ equity	$7,880,088	$7,931,498	$8,028,441

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$78,700	$78,771	$239,988	$184,974
Investment securities:
Taxable	3,982	3,315	11,860	7,572
Tax-exempt	1,236	1,202	3,463	3,582
Federal funds sold and securities purchased under agreements to resell	430	505	1,331	1,366
Total interest income	84,348	83,793	256,642	197,494
Interest expense:
Deposits	2,395	2,711	7,056	5,733
Federal funds purchased and securities sold under agreements to repurchase	87	92	277	343
Other borrowings	1,497	1,235	4,500	2,572
Total interest expense	3,979	4,038	11,833	8,648
Net interest income	80,369	79,755	244,809	188,846
Provision for loan losses	2,091	659	5,109	1,898
Net interest income after provision for loan losses	78,278	79,096	239,700	186,948
Noninterest income:
Service charges on deposit accounts	9,126	8,966	27,258	20,462
Bankcard services income	7,489	6,476	22,314	14,614
Trust and investment services income	4,490	3,593	13,845	8,345
Mortgage banking income	4,124	1,342	12,098	6,629
Securities gains	(90)	—	(2)	—
Amortization of FDIC indemnification assets, net	(4,825)	(7,625)	(17,718)	(22,106)
Other	4,139	2,418	11,602	5,229
Total noninterest income	24,453	15,170	69,397	33,173
Noninterest expense:
Salaries and employee benefits	40,029	34,463	119,398	81,461
Merger and branding related expense	6,846	10,397	19,341	13,220
Net occupancy expense	5,387	5,079	16,758	11,696
Information services expense	3,417	3,905	12,154	10,088
Furniture and equipment expense	3,166	3,513	10,171	8,296
Bankcard expense	2,141	1,865	6,520	4,264
Amortization of intangibles	2,080	1,738	6,268	3,794
OREO expense and loan related	3,374	3,461	9,313	9,383
FDIC assessment and other regulatory charges	1,268	1,521	4,111	3,841
Professional fees	1,068	1,329	3,501	2,780
Advertising and marketing	837	1,313	2,984	2,803
Other	5,445	6,824	17,843	15,109
Total noninterest expense	75,058	75,408	228,362	166,735
Earnings:
Income before provision for income taxes	27,673	18,858	80,735	53,386
Provision for income taxes	8,346	6,804	26,546	18,151
Net income	$19,327	$12,054	$54,189	$35,235
Preferred stock dividends	—	542	1,073	542
Net income available to common shareholders	$19,327	$11,512	$53,116	$34,693
Earnings per common share:
Basic	$0.81	$0.53	$2.22	$1.87
Diluted	$0.80	$0.52	$2.20	$1.85
Dividends per common share	$0.21	$0.19	$0.60	$0.55
Weighted-average common shares outstanding:
Basic	23,899	21,894	23,890	18,518
Diluted	24,160	22,128	24,139	18,717

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$19,327	$12,054	$54,189	$35,235
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(2,877)	(1,676)	13,287	(18,240)
Tax effect	1,097	639	(5,066)	6,955
Reclassification adjustment for losses included in net income	90	—	2	—
Tax effect	(34)	—	(1)	—
Net of tax amount	(1,724)	(1,037)	8,222	(11,285)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	41	(77)	(144)	225
Tax effect	(16)	29	55	(86)
Reclassification adjustment for losses included in interest expense	78	77	232	229
Tax effect	(30)	(29)	(88)	(87)
Net of tax amount	73	—	55	281
Changes in pension plan obligation:
Reclassification adjustment for changes included in net income	165	—	495	—
Tax effect	(63)	—	(190)	—
Net of tax amount	102	—	305	—
Other comprehensive income (loss), net of tax	(1,549)	(1,037)	8,582	(11,004)
Comprehensive income	$17,778	$11,017	$62,771	$24,231

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2014 and 2013

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2012	—	$—	16,937,464	$42,344	$328,843	$135,986	$376	$507,549
Comprehensive income	—	—	—	—	—	35,235	(11,004)	24,231
Cash dividends on Series A preferred stock at annual dividend rate of 5%	—	—	—	—	—	(542)	—	(542)
Cash dividends declared on common stock at $0.55 per share	—	—	—	—	—	(10,699)	—	(10,699)
Employee stock purchases	—	—	9,385	23	379	—	—	402
Stock options exercised	—	—	37,021	92	962	—	—	1,054
Restricted stock awards	—	—	77,354	194	(194)	—	—	—
Common stock repurchased	—	—	(12,953)	(32)	(641)	—	—	(673)
Share-based compensation expense	—	—	—	—	2,332	—	—	2,332
Common stock issued in First Financial Holdings, Inc. acquisition	—	—	7,018,274	17,545	363,827	—	—	381,372
Preferred stock assumed in First Financial Holdings, Inc. acquisition	65,000	1	—	—	64,999	—	—	65,000
Balance, September 30, 2013	65,000	$1	24,066,545	$60,166	$760,507	$159,980	$(10,628)	$970,026

Balance, December 31, 2013	65,000	$1	24,104,124	$60,260	$762,354	$168,577	$(9,723)	$981,469
Comprehensive income	—	—	—	—	—	54,189	8,582	62,771
Cash dividends on Series A preferred stock at annual dividend rate of 9%	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared on common stock at $0.60 per share	—	—	—	—	—	(14,474)	—	(14,474)
Employee stock purchases	—	—	7,058	18	395	—	—	413
Stock options exercised	—	—	9,122	23	248	—	—	271
Restricted stock awards	—	—	21,560	54	(54)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(6,644)	(17)	(387)	—	—	(404)
Share-based compensation expense	—	—	—	—	3,022	—	—	3,022
Balance, September 30, 2014	—	$—	24,135,220	$60,338	$700,579	$207,219	$(1,141)	$966,995

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$54,189	$35,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,846	11,811
Provision for loan losses	5,109	1,898
Deferred income taxes	7,301	11,712
Gain on sale of securities	2	—
Share-based compensation expense	3,022	2,332
Amortization on FDIC indemnification asset	17,718	22,106
Accretion of discount related to performing acquired loans	(7,580)	(3,505)
Loss on sale of premises and equipment	1,402	5
Gain on sale of OREO	(6,826)	(8,809)
Net amortization of premium on investment securities	3,057	3,014
OREO write downs	8,673	5,180
Originations and purchases of mortgage loans for sale	(560,000)	(674,295)
Proceeds from sales of mortgage loans for sale	533,982	706,971
Net change in:
Accrued interest receivable	(4,129)	(3,462)
Prepaid assets	4,845	4,166
FDIC Loss Share Receivable	37,567	37,629
Accrued interest payable	(1,154)	(1,629)
Accrued income taxes	(5,813)	33,144
Miscellaneous assets and liabilities	(12,542)	(12,642)
Net cash provided by operating activities	94,669	170,861
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	9,315	177,468
Proceeds from maturities and calls of investment securities held to maturity	1,535	3,014
Proceeds from maturities and calls of investment securities available for sale	114,441	121,535
Proceeds from sales of investment securities held to maturity	411	—
Proceeds from sales of other investment securities	2,868	17,019
Purchases of investment securities available for sale	(131,823)	(121,018)
Purchases of other investments	(6,186)	—
Net decrease (increase) in loans	(21,877)	113,143
Net cash received from acquisitions	—	173,502
Purchases of premises and equipment	(13,258)	(7,291)
Proceeds from sale of credit card loans	20,350	—
Proceeds from sale of OREO	48,102	44,578
Proceeds from sale of premises and equipment	3,914	50
Net cash provided by investing activities	27,792	522,000
Cash flows from financing activities:
Net decrease in deposits	(37,269)	(157,066)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	19,828	(4,829)
Repayment of other borrowings	(1,186)	(256,072)
Common stock issuance	413	402
Preferred stock repurchase	(65,000)	—
Common stock repurchase	(404)	(673)
Dividends paid on preferred stock	(1,073)	(542)
Dividends paid on common stock	(14,474)	(10,699)
Stock options exercised	271	1,054
Net cash used in financing activities	(98,894)	(428,425)
Net increase in cash and cash equivalents	23,567	264,436
Cash and cash equivalents at beginning of period	479,461	380,730
Cash and cash equivalents at end of period	$503,028	$645,166

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$12,988	$5,199
Income taxes	$22,239	$8,408

Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $13,393 and $17,499, respectively; and non-covered of $22,888 and $22,106, respectively)	$36,281	$39,605

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-14: Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure (“ASU 2014-14”). ASU 2014-14 provides clarifying guidance related to how creditors classify government-guaranteed loans upon foreclosure.  ASU 2014-14 requires that a mortgage loan be derecognized and a separate receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The adoption of ASU 2014-14 is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

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

Note 4 — Mergers and Acquisitions

The following mergers and acquisitions are referenced throughout this Form 10-Q:

•                  Community Bank & Trust (“CBT”) — January 29, 2010 — Federal Deposit Insurance Corporation (“FDIC”) purchase and assumption agreement

•                  Habersham Bank (“Habersham”) — February 18, 2011 — FDIC purchase and assumption agreement

•                  BankMeridian, N.A. (“BankMeridian”) — July 29, 2011 — FDIC purchase and assumption agreement

•                  Peoples Bancorporation, Inc. (“Peoples”) — April 24, 2012 — Whole bank acquisition

•                  The Savannah Bancorp, Inc. (“Savannah”) — December 13, 2012 — Whole bank acquisition

•                  Former First Financial Holdings, Inc. (“FFHI”) — July 26, 2013 — Whole bank acquisition with FDIC purchase and assumption agreements of Cape Fear Bank (“Cape Fear”) — April 10, 2009 and Plantation Federal Bank (“Plantation”) — April 27, 2012

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

First Financial Holdings, Inc. Merger

On July 26, 2013, the Company acquired all of the outstanding common stock of FFHI, of Charleston, South Carolina, the bank holding company for First Federal Bank (“First Federal”), in a stock transaction.  FFHI common shareholders received 0.4237 shares of the Company’s common stock in exchange for each share of FFHI common stock, resulting in the Company issuing 7,018,274 shares of its common stock.  Each outstanding share of FFHI Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“FFHI Preferred Stock”), was converted into the right to receive one share of preferred stock of the Company, designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the FFHI Preferred Stock.  In total, the purchase price for the FFHI acquisition was $447.0 million including $65.0 million in preferred stock and the value of “in the money” outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $530,000. On March 28, 2014, the Company redeemed all 65,000 outstanding shares of the Series A Fixed Rate Cumulative Perpetual Preferred Stock. The shares had a liquidation preference of $1,000 per share and dividends were accruing at 9% per annum.

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

		Initial		Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	FFHI	Adjustments		Adjustments		by the Company
Assets
Cash and cash equivalents	$174,082	$—		$—		$174,082
Investment securities	313,200	(1,388	)(a)	—		311,812
Loans held for sale	19,858	6	(b)	—		19,864
Loans	2,355,527	(92,720	)(b)	12,875	(b)	2,275,682
Premises and equipment	82,399	(5,435	)(c)	(597	)(c)	76,367
Intangible assets	7,037	33,738	(d)	(2,542	)(d)	38,233
Mortgage servicing rights	19,156	—		—		19,156
Other real estate owned	13,271	(2,065	)(e)	1,972	(e)	13,178
FDIC receivable for loss sharing agreement	47,459	(18,122	)(f), (k)	(7,624	)(f)	21,713
Bank owned life insurance	51,513	—		(493	)(m)	51,020
Deferred tax asset	(5,279)	42,741	(g)	(4,585	)(g)	32,877
Other assets	47,257	(6,125	)(h)	4,248	(l)	45,380
Total assets	$3,125,480	$(49,370)		$3,254		$3,079,364

Liabilities
Deposits:
Noninterest-bearing	$430,517	$—		$—		$430,517
Interest-bearing	2,083,495	7,801	(i)	—		2,091,296
Total deposits	2,514,012	7,801		—		2,521,813
Other borrowings	280,187	21,526	(j)	—		301,713
Other liabilities	25,584	(2,059	)(k)	(245	)(k)	23,280
Total liabilities	2,819,783	27,268		(245)		2,846,806
Net identifiable assets acquired over (under) liabilities assumed	305,697	(76,638)		3,499		232,558
Goodwill	—	217,894		(3,499)		214,395
Net assets acquired over liabilities assumed	$305,697	$141,256		$—		$446,953

Consideration:
Common shares issued	7,018,274
Purchase price per share of the Company’s common stock	$54.34
Company common stock issued and cash exchanged for fractional shares	381,423
Cash paid for stock options outstanding	530
Assumption of preferred stock	65,000
Fair value of total consideration transferred	$446,953

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

The operating results of the Company for the period ended September 30, 2014 include the operating results of the acquired assets and assumed liabilities since the acquisition date of July 26, 2013.  Merger and branding related charges of $6.8 million and $19.3 million were recorded in the consolidated statements of income for the three and nine months ended September 30, 2014, respectively; and include incremental costs related to the closing of certain branch locations, employment related cost, professional cost (legal, accounting and audit related), travel, printing and supplies, and other related costs.

The following table discloses the impact of the merger with FFHI (excluding the impact of merger and branding related expenses) for the three and nine months ended September 30, 2014.  The table also presents comparative pro forma information as if FFHI had been acquired on January 1, 2013.  These results combine the historical results of FFHI in the Company’s consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013.

Merger-related costs of $35,000 and $2.9 million from the acquisition of Savannah were included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2013 and are not included in the pro forma information below.  The Company expects to incur additional expenses related to systems conversions and other costs of integration during the remainder of 2014 related to the acquisition of FFHI.  The Company also expects to achieve further operating cost savings and other business synergies as a result of the systems conversion and integration effort which are not reflected in the pro forma amounts below:

		Pro Forma		Pro Forma
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total revenues (net interest income plus noninterest income)	$104,822	$107,069	$314,206	$329,046
Net operating income available to common shareholders	$24,108	$19,092	$66,098	$58,163

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2014:
State and municipal obligations	$10,389	$630	$—	$11,019

December 31, 2013:
State and municipal obligations	$12,426	$480	$(15)	$12,891

September 30, 2013:
State and municipal obligations	$12,426	$579	$(13)	$12,992

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2014:
Government-sponsored entities debt *	$140,438	$127	$(3,106)	137,459
State and municipal obligations	137,733	3,834	(309)	141,258
Mortgage-backed securities **	519,569	5,608	(2,168)	523,009
Corporate stocks	3,161	538	(311)	3,388
	$800,901	$10,107	$(5,894)	$805,114
December 31, 2013:
Government-sponsored entities debt *	$149,708	$185	$(6,899)	$142,994
State and municipal obligations	142,934	1,798	(4,081)	140,651
Mortgage-backed securities **	500,000	4,394	(4,915)	499,479
Corporate stocks	3,161	638	(132)	3,667
	$795,803	$7,015	$(16,027)	$786,791
September 30, 2013:
Government-sponsored entities debt *	$107,906	$282	$(5,515)	$102,673
State and municipal obligations	144,359	2,161	(3,942)	142,578
Mortgage-backed securities **	376,030	5,027	(2,431)	378,626
Corporate stocks	2,661	263	(3)	2,921
	$630,956	$7,733	$(11,891)	$626,798

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
September 30, 2014:
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

The Company has determined that the investment in FHLB stock is not other than temporarily impaired as of September 30, 2014 and ultimate recoverability of the par value of these investments is probable.

Note 5 — Investment Securities (Continued)

The amortized cost and fair value of debt securities at September 30, 2014 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$730	$735	$6,990	$7,078
Due after one year through five years	986	1,019	23,994	24,262
Due after five years through ten years	8,673	9,265	234,954	235,857
Due after ten years	—	—	534,963	537,917
	$10,389	$11,019	$800,901	$805,114

Information pertaining to the Company’s securities with gross unrealized losses at September 30, 2014, December 31, 2013 and September 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2014:
Securities Available for Sale
Government-sponsored entities debt	$71	$18,422	$3,035	$81,384
State and municipal obligations	1	831	308	11,558
Mortgage-backed securities	811	147,160	1,357	62,638
Corporate Stocks	311	1,919	—	—
	$1,194	$168,332	$4,700	$155,580

December 31, 2013:
Securities Held to Maturity
State and municipal obligations	$15	$486	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$6,899	$112,085	$—	$—
State and municipal obligations	3,901	87,060	180	3,900
Mortgage-backed securities	4,874	263,383	41	2,125
Corporate stocks	132	2,099	—	—
	$15,806	$464,627	$221	$6,025

September 30, 2013:
Securities Held to Maturity
State and municipal obligations	$13	$488	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$5,515	$85,500	$—	$—
State and municipal obligations	3,942	88,497	—	—
Mortgage-backed securities	2,404	112,833	27	2,225
Corporate stocks	3	7	—	—
	$11,864	$286,837	$27	$2,225

Note 5 — Investment Securities (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All securities available for sale in an unrealized loss position as of September 30, 2014 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$385,318	$299,951	$288,199
Commercial non-owner occupied	318,470	291,171	282,678
Total commercial non-owner occupied real estate	703,788	591,122	570,877
Consumer real estate:
Consumer owner occupied	702,521	548,170	498,734
Home equity loans	276,341	257,139	255,291
Total consumer real estate	978,862	805,309	754,025
Commercial owner occupied real estate	881,403	833,513	814,259
Commercial and industrial	355,580	321,824	301,845
Other income producing property	154,822	143,204	140,024
Consumer	183,451	136,410	116,312
Other loans	46,802	33,834	43,900
Total non-acquired loans	3,304,708	2,865,216	2,741,242
Less allowance for loan losses	(34,804)	(34,331)	(36,145)
Non-acquired loans, net	$3,269,904	$2,830,885	$2,705,097

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$27,705	$58,396	$55,259
Commercial non-owner occupied	50,307	58,598	65,181
Total commercial non-owner occupied real estate	78,012	116,994	120,440
Consumer real estate:
Consumer owner occupied	673,099	745,481	769,086
Home equity loans	242,720	264,150	274,893
Total consumer real estate	915,819	1,009,631	1,043,979
Commercial owner occupied real estate	65,420	73,714	83,133
Commercial and industrial	35,072	58,773	64,069
Other income producing property	68,557	74,566	78,344
Consumer	214,463	267,257	275,369
Total FASB ASC Topic 310-20 acquired loans	$1,377,343	$1,600,935	$1,665,334

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$17,097	$24,109	$25,934
Commercial real estate	354,715	439,785	477,968
Commercial real estate—construction and development	73,322	114,126	130,967
Residential real estate	406,276	481,247	504,707
Consumer	90,038	103,998	108,420
Commercial and industrial	46,988	68,862	80,778
Single pay	88	129	114
Total FASB ASC Topic 310-30 acquired loans	988,524	1,232,256	1,328,888
Less allowance for loan losses	(8,032)	(11,618)	(12,260)
FASB ASC Topic 310-30 acquired loans, net	$980,492	$1,220,638	$1,316,628

Note 6 — Loans and Allowance for Loan Losses (Continued)

The table below reflects refined contractual loan payments (principal and interest), estimates of the amounts not expected to be collected (non-accretable difference), accretable yield (interest income recognized over time), and the resulting fair values at the acquisition date for FFHI (July 26, 2013).  These refinements did not materially change the carrying value of these pools of loans.  The changes were the result of the conversion to one loan system and a better projection of the timing of cash flows for these acquired credit impaired loans.

	July 26, 2013
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
Contractual principal and interest	$662,273	$238,166	$900,439
Non-accretable difference	(110,069)	(11,905)	(121,974)
Cash flows expected to be collected	552,204	226,261	778,465
Accretable yield	(129,834)	(52,122)	(181,956)
Carrying value	$422,370	$174,139	$596,509

The table above excludes $1.67 billion ($1.71 billion in contractual principal less a $40.6 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and are accounted for under FASB ASC Topic 310-20.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of September 30, 2014, December 31, 2013 and September 30, 2013 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Contractual principal and interest	$1,416,207	$1,727,417	$1,871,569
Non-accretable difference	(161,465)	(193,645)	(231,865)
Cash flows expected to be collected	1,254,742	1,533,772	1,639,704
Accretable yield	(266,218)	(301,516)	(310,816)
Carrying value	$988,524	$1,232,256	$1,328,888
Allowance for acquired loan losses	$(8,032)	$(11,618)	$(12,260)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$1,220,638	$969,395
Fair value of acquired loans	—	596,509
Net reductions for payments, foreclosures, and accretion	(243,732)	(248,284)
Change in the allowance for loan losses on acquired loans	3,586	(992)
Balance at end of period, net of allowance for loan losses on acquired loans	$980,492	$1,316,628

Note 6 — Loans and Allowance for Loan Losses (Continued)

The table below reflects refined accretable difference for acquired credit impaired loans for the nine months ended September 30, 2014 and 2013 (see the discussion on the previous page for more information):

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$301,516	$160,849
Addition from the FFHI acquisition	—	181,956
Accretion	(79,579)	(72,004)
Reclass of nonaccretable difference due to improvement in expected cash flows	46,960	48,244
Other changes, net	(2,679)	(8,229)
Balance at end of period	$266,218	$310,816

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

With the FFHI acquisition, the Company segregated the loan portfolio into performing loans (“non-credit impaired”) and acquired credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

		Acquired	Acquired
	Non-acquired	Non-credit	Credit Impaired
(Dollars in thousands)	Loans	Impaired Loans	Loans	Total
Three months ended September 30, 2014:
Balance at beginning of period	$35,422	$—	$9,159	$44,581
Loans charged-off	(2,713)	(879)	—	(3,592)
Recoveries of loans previously charged off	575	441	—	1,016
Net charge-offs	(2,138)	(438)	—	(2,576)
Provision for loan losses	1,520	438	(658)	1,300
Benefit attributable to FDIC loss share agreements	—	—	791	791
Total provision for loan losses charged to operations	1,520	438	133	2,091
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(791)	(791)
Reduction due to loan removals	—	—	(469)	(469)
Balance at end of period	$34,804	$—	$8,032	$42,836

Three months ended September 30, 2013:
Balance at beginning of period	$38,625	$—	$14,461	$53,086
Loans charged-off	(4,294)	—	—	(4,294)
Recoveries of loans previously charged off	1,249	—	—	1,249
Net charge-offs	(3,045)	—	—	(3,045)
Provision for loan losses	565	—	(456)	109
Benefit attributable to FDIC loss share agreements	—	—	550	550
Total provision for loan losses charged to operations	565	—	94	659
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(550)	(550)
Reduction due to loan removals	—	—	(1,745)	(1,745)
Balance at end of period	$36,145	$—	$12,260	$48,405

Note 6 — Loans and Allowance for Loan Losses (Continued)

		Acquired	Acquired
	Non-acquired	Non-credit	Credit Impaired
(Dollars in thousands)	Loans	Impaired Loans	Loans	Total
Nine months ended September 30, 2014:
Balance at beginning of period	$34,331	$—	$11,618	$45,949
Loans charged-off	(5,972)	(879)	—	(6,851)
Recoveries of loans previously charged off	2,170	441	—	2,611
Net charge-offs	(3,802)	(438)	—	(4,240)
Provision for loan losses	4,275	438	(1,792)	2,921
Benefit attributable to FDIC loss share agreements	—	—	2,188	2,188
Total provision for loan losses charged to operations	4,275	438	396	5,109
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(2,188)	(2,188)
Reduction due to loan removals	—	—	(1,794)	(1,794)
Balance at end of period	$34,804	$—	$8,032	$42,836

Nine months ended September 30, 2013:
Balance at beginning of period	$44,378	$—	$17,218	$61,596
Loans charged-off	(12,121)	—	—	(12,121)
Recoveries of loans previously charged off	2,870	—	—	2,870
Net charge-offs	(9,251)	—	—	(9,251)
Provision for loan losses	1,018	—	(991)	27
Benefit attributable to FDIC loss share agreements	—	—	1,871	1,871
Total provision for loan losses charged to operations	1,018	—	880	1,898
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(1,871)	(1,871)
Reduction due to loan removals	—	—	(3,967)	(3,967)
Balance at end of period	$36,145	$—	$12,260	$48,405

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three months ended September 30, 2014
Allowance for loan losses:
Balance, June 30, 2014	$6,652	$3,398	$7,958	$6,537	$2,975	$3,640	$2,588	$1,270	$404	$35,422
Charge-offs	(825)	—	(3)	—	(501)	(4)	(83)	(1,297)	—	(2,713)
Recoveries	120	5	68	20	18	93	13	238	—	575
Provision	464	(307)	123	(83)	346	(187)	70	1,120	(26)	1,520
Balance, September 30, 2014	$6,411	$3,096	$8,146	$6,474	$2,838	$3,542	$2,588	$1,331	$378	$34,804

Loans individually evaluated for impairment	$402	$30	$100	$121	$—	$12	$711	$1	$—	$1,377
Loans collectively evaluated for impairment	$6,009	$3,066	$8,046	$6,353	$2,838	$3,530	$1,877	$1,330	$378	$33,427

Loans:
Loans individually evaluated for impairment	$4,876	$3,784	$9,436	$2,427	$—	$1,110	$6,380	$50	$—	$28,063
Loans collectively evaluated for impairment	380,442	314,686	871,967	700,094	276,341	354,470	148,442	183,401	46,802	3,276,645

Total non-acquired loans	$385,318	$318,470	$881,403	$702,521	$276,341	$355,580	$154,822	$183,451	$46,802	$3,304,708

Three months ended September 30, 2013
Allowance for loan losses:
Balance, June 30, 2013	$8,431	$4,866	$7,984	$6,438	$2,974	$4,039	$3,260	$426	$207	$38,625
Charge-offs	(1,244)	(652)	(219)	(888)	(206)	(154)	(179)	(751)	—	(4,293)
Recoveries	650	18	1	104	75	187	12	201	—	1,248
Provision	(108)	(462)	(53)	448	91	(301)	(58)	955	53	565
Balance, September 30, 2013	$7,729	$3,770	$7,713	$6,102	$2,934	$3,771	$3,035	$831	$260	$36,145

Loans individually evaluated for impairment	$558	$—	$19	$21	$—	$—	$703	$—	$—	$1,301
Loans collectively evaluated for impairment	$7,171	$3,770	$7,694	$6,081	$2,934	$3,771	$2,332	$831	$260	$34,844

Loans:
Loans individually evaluated for impairment	$8,201	$2,804	$14,683	$575	$—	$707	$2,614	$—	$—	$29,584
Loans collectively evaluated for impairment	279,998	279,874	799,576	498,159	255,291	301,138	137,410	116,312	43,900	2,711,658

Total non-acquired loans	$288,199	$282,678	$814,259	$498,734	$255,291	$301,845	$140,024	$116,312	$43,900	$2,741,242

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Balance, December 31, 2013	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	5	(236)	(531)	(299)	(917)	(1,024)	(251)	(2,719)	—	(5,972)
Recoveries	362	352	85	262	58	221	172	658	—	2,170
Provision	(745)	(697)	825	442	915	753	158	2,455	169	4,275
Balance, September 30, 2014	$6,411	$3,096	$8,146	$6,474	$2,838	$3,542	$2,588	$1,331	$378	$34,804

Nine months ended September 30, 2013
Allowance for loan losses:
Balance, December 31, 2012	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(4,457)	(652)	(1,622)	(1,276)	(868)	(781)	(652)	(1,813)	—	(12,121)
Recoveries	1,043	345	16	234	174	324	123	611	—	2,870
Provision	307	(844)	576	576	2	(711)	(183)	1,252	43	1,018
Balance, September 30, 2013	$7,729	$3,770	$7,713	$6,102	$2,934	$3,771	$3,035	$831	$260	$36,145

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three months ended September 30, 2014
Allowance for loan losses:
Balance, June 30, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(60)	—	—	(22)	(363)	(273)	(14)	(147)	(879)
Recoveries	—	—	—	1	79	347	—	14	441
Provision	60	—	—	21	284	(74)	14	133	438
Balance, September 30, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$169	$—	$—	$—	$—	$55	$—	$—	$224
Loans collectively evaluated for impairment	27,536	50,307	65,420	673,099	242,720	35,017	68,557	214,463	1,377,119

Total non-acquired loans	$27,705	$50,307	$65,420	$673,099	$242,720	$35,072	$68,557	$214,463	$1,377,343

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Balance, December 31, 2013	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(60)	—	—	(22)	(363)	(273)	(14)	(147)	(879)
Recoveries	—	—	—	1	79	347	—	14	441
Provision	60	—	—	21	284	(74)	14	133	438
Balance, September 30, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—

As of September 30, 2013, the Company had not recorded an allowance for loan losses for acquired non-credit impaired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three months ended September 30, 2014
Allowance for loan losses:
Balance, June 30, 2014	$201	$1,616	$815	$5,118	$385	$950	$74	$9,159
Provision for loan losses before benefit attributable to FDIC loss share agreements	(6)	(132)	(9)	(279)	(39)	(191)	(2)	(658)
Benefit attributable to FDIC loss share agreements	6	144	9	394	40	198	—	791
Total provision for loan losses charged to operations	—	12	—	115	1	7	(2)	133
Provision for loan losses recorded through the FDIC loss share receivable	(6)	(144)	(9)	(394)	(40)	(198)	—	(791)
Reduction due to loan removals	—	—	(405)	(32)	(16)	(16)	—	(469)
Balance, September 30, 2014	$195	$1,484	$401	$4,807	$330	$743	$72	$8,032
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$195	$1,484	$401	$4,807	$330	$743	$72	$8,032

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	17,097	354,715	73,322	406,276	90,038	46,988	88	988,524
Total acquired loans	$17,097	$354,715	$73,322	$406,276	$90,038	$46,988	$88	$988,524

Three months ended September 30, 2013:
Allowance for loan losses:
Balance, June 30, 2013	$1,855	$821	$4,392	$4,727	$475	$2,100	$91	$14,461
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,284)	331	(39)	485	1	(55)	105	(456)
Benefit attributable to FDIC loss share agreements	1,220	(264)	31	(390)	(1)	53	(99)	550
Total provision for loan losses charged to operations	(64)	67	(8)	95	—	(2)	6	94
Provision for loan losses recorded through the FDIC loss share receivable	(1,220)	264	(31)	390	1	(53)	99	(550)
Reduction due to loan removals	(436)	—	(1,209)	2	—	(102)	—	(1,745)
Balance, September 30, 2013	$135	$1,152	$3,144	$5,214	$476	$1,943	$196	$12,260
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$135	$1,152	$3,144	$5,214	$476	$1,943	$196	$12,260

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	25,934	477,968	130,967	504,707	108,420	80,778	114	1,328,888

Total acquired loans	$25,934	$477,968	$130,967	$504,707	$108,420	$80,778	$114	$1,328,888

*—The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Nine months ended September 30, 2014
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(129)	(328)	(623)	(205)	(144)	(366)	3	(1,792)
Benefit attributable to FDIC loss share agreements	182	364	795	338	141	372	(4)	2,188
Total provision for loan losses charged to operations	53	36	172	133	(3)	6	(1)	396
Provision for loan losses recorded through the FDIC loss share receivable	(182)	(364)	(795)	(338)	(141)	(372)	4	(2,188)
Reduction due to loan removals	21	(4)	(1,220)	(120)	(64)	(372)	(35)	(1,794)
Balance, September 30, 2014	$195	$1,484	$401	$4,807	$330	$743	$72	$8,032

Nine months ended September 30, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3,263)	(365)	2,725	1,018	380	(1,408)	(78)	(991)
Benefit attributable to FDIC loss share agreements	3,098	240	(2,067)	(494)	(318)	1,337	75	1,871
Total provision for loan losses charged to operations	(165)	(125)	658	524	62	(71)	(3)	880
Provision for loan losses recorded through the FDIC loss share receivable	(3,098)	(240)	2,067	494	318	(1,337)	(75)	(1,871)
Reduction due to loan removals	(1,939)	—	(1,209)	(11)	—	(788)	(20)	(3,967)
Balance, September 30, 2013	$135	$1,152	$3,144	$5,214	$476	$1,943	$196	$12,260

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$358,474	$263,698	$244,321	$292,231	$259,120	$238,940	$827,322	$785,406	$764,267
Special mention	16,433	20,814	24,775	20,412	24,779	35,052	39,261	26,148	23,871
Substandard	10,411	15,439	19,103	5,827	7,272	8,686	14,820	21,959	26,121
Doubtful	—	—	—	—	—	—	—	—	—
	$385,318	$299,951	$288,199	$318,470	$291,171	$282,678	$881,403	$833,513	$814,259

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$346,394	$309,360	$288,945	$139,946	$124,519	$121,565	$1,964,367	$1,742,103	$1,658,038
Special mention	7,786	10,376	9,734	8,078	9,903	9,282	91,970	92,020	102,714
Substandard	1,400	2,088	3,135	6,798	8,753	9,177	39,256	55,511	66,222
Doubtful	—	—	31	—	29	—	—	29	31
	$355,580	$321,824	$301,845	$154,822	$143,204	$140,024	$2,095,593	$1,889,663	$1,827,005

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$660,578	$500,999	$454,368	$262,080	$243,615	$241,624	$182,489	$135,476	$115,163
Special mention	24,144	25,317	21,444	9,097	8,437	8,218	636	646	849
Substandard	16,899	21,854	22,922	5,142	5,064	5,426	326	288	300
Doubtful	900	—	—	22	23	23	—	—	—
	$702,521	$548,170	$498,734	$276,341	$257,139	$255,291	$183,451	$136,410	$116,312

	Other			Consumer Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2014	2013	2013	2014	2013	2013
Pass	$46,802	$33,834	$43,900	$1,151,949	$913,924	$855,055
Special mention	—	—	—	33,877	34,400	30,511
Substandard	—	—	—	22,367	27,206	28,648
Doubtful	—	—	—	922	23	23
	$46,802	$33,834	$43,900	$1,209,115	$975,553	$914,237

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Pass	$3,116,316	$2,656,027	$2,513,093
Special mention	125,847	126,420	133,225
Substandard	61,623	82,717	94,870
Doubtful	922	52	54
	$3,304,708	$2,865,216	$2,741,242

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$25,855	$57,389	$54,863	$42,087	$56,539	$63,362	$64,283	$71,984	$81,973
Special mention	805	109	—	7,982	1,565	1,332	363	318	325
Substandard	1,045	898	396	238	494	487	774	1,412	835
Doubtful	—	—	—	—	—	—	—	—	—
	$27,705	$58,396	$55,259	$50,307	$58,598	$65,181	$65,420	$73,714	$83,133

	Commercial & Industrial			Other Income Producing Property
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2014	2013	2013	2014	2013	2013
Pass	$33,163	$56,777	$61,025	$66,202	$70,812	$75,624
Special mention	869	924	2,280	899	2,177	1,869
Substandard	1,040	1,072	764	1,456	1,577	851
Doubtful	—	—	—	—	—	—
	$35,072	$58,773	$64,069	$68,557	$74,566	$78,344

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$666,517	$742,778	$767,359	$229,377	$246,274	$257,631	$211,709	$266,645	$270,728
Special mention	2,200	417	425	5,490	6,733	6,517	600	127	1,899
Substandard	4,382	2,286	1,302	7,853	11,143	10,745	2,154	485	2,741
Doubtful	—	—	—	—	—	—	—	—	—
	$673,099	$745,481	$769,086	$242,720	$264,150	$274,893	$214,463	$267,257	$275,368

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 21):

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$12,431	$12,047	$12,603	$218,900	$244,293	$220,307	$28,135	$38,748	$41,115
Special mention	1,041	2,513	2,635	41,711	46,159	69,406	10,346	13,762	19,672
Substandard	3,625	9,549	10,696	94,104	149,333	188,255	34,841	61,616	70,180
Doubtful	—	—	—	—	—	—	—	—	—
	$17,097	$24,109	$25,934	$354,715	$439,785	$477,968	$73,322	$114,126	$130,967

	Residential Real Estate			Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2014	2013	2013	2014	2013	2013	2014	2013	2013
Pass	$185,636	$203,296	$208,086	$8,150	$8,804	$8,639	$27,211	$38,450	$41,031
Special mention	78,683	91,468	93,537	30,616	38,322	40,038	2,853	3,968	4,173
Substandard	141,957	186,405	203,084	51,272	56,872	59,743	16,924	26,444	35,458
Doubtful	—	78	—	—	—	—	—	—	116
	$406,276	$481,247	$504,707	$90,038	$103,998	$108,420	$46,988	$68,862	$80,778

	Single Pay
	September 30,	December 31,	September 30,
	2014	2013	2013
Pass	$60	$52	$46
Special mention	—	—	—
Substandard	28	77	68
Doubtful	—	—	—
	$88	$129	$114

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

September 30, 2014
Commercial real estate:
Construction and land development	$510	$195	$1,208	$1,913	$383,405	$385,318
Commercial non-owner occupied	878	—	2,819	3,697	314,773	318,470
Commercial owner occupied	177	4,079	2,149	6,405	874,998	881,403
Consumer real estate:
Consumer owner occupied	1,842	646	2,293	4,781	697,740	702,521
Home equity loans	1,178	291	404	1,873	274,468	276,341
Commercial and industrial	408	121	113	642	354,938	355,580
Other income producing property	264	219	2,202	2,685	152,137	154,822
Consumer	442	153	117	712	182,739	183,451
Other loans	105	32	38	175	46,627	46,802
	$5,804	$5,736	$11,343	$22,883	$3,281,825	$3,304,708

December 31, 2013
Commercial real estate:
Construction and land development	$557	$476	$2,707	$3,740	$296,211	$299,951
Commercial non-owner occupied	1,780	1	2,684	4,465	286,706	291,171
Commercial owner occupied	457	650	3,601	4,708	828,805	833,513
Consumer real estate:
Consumer owner occupied	1,526	1,107	2,621	5,254	542,916	548,170
Home equity loans	780	214	422	1,416	255,723	257,139
Commercial and industrial	390	105	370	865	320,959	321,824
Other income producing property	950	19	2,634	3,603	139,601	143,204
Consumer	337	142	28	507	135,903	136,410
Other loans	33	36	30	99	33,735	33,834
	$6,810	$2,750	$15,097	$24,657	$2,840,559	$2,865,216

September 30, 2013
Commercial real estate:
Construction and land development	$2,239	$2,181	$4,834	$9,254	$278,945	$288,199
Commercial non-owner occupied	1,658	15	2,493	4,166	278,512	282,678
Commercial owner occupied	1,009	334	5,924	7,267	806,992	814,259
Consumer real estate:
Consumer owner occupied	2,806	1,449	2,755	7,010	491,724	498,734
Home equity loans	767	168	503	1,438	253,853	255,291
Commercial and industrial	139	103	672	914	300,931	301,845
Other income producing property	818	218	2,395	3,431	136,593	140,024
Consumer	300	201	61	562	115,750	116,312
Other loans	53	24	32	109	43,791	43,900
	$9,789	$4,693	$19,669	$34,151	$2,707,091	$2,741,242

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
September 30, 2014
Commercial real estate:
Construction and land development	$1,216	$—	$41	$1,257	$26,448	$27,705
Commercial non-owner occupied	17	—	—	17	50,290	50,307
Commercial owner occupied	1,054	—	37	1,091	64,329	65,420
Consumer real estate:
Consumer owner occupied	7,429	664	2,338	10,431	662,668	673,099
Home equity loans	1,124	403	945	2,472	240,248	242,720
Commercial and industrial	218	56	240	514	34,558	35,072
Other income producing property	276	75	85	436	68,121	68,557
Consumer	1,488	283	637	2,408	212,055	214,463
	$12,822	$1,481	$4,323	$18,626	$1,358,717	$1,377,343

December 31, 2013
Commercial real estate:
Construction and land development	$371	$—	$464	$835	$57,561	$58,396
Commercial non-owner occupied	105	—	17	122	58,476	58,598
Commercial owner occupied	—	71	272	343	73,371	73,714
Consumer real estate:
Consumer owner occupied	3,368	393	1,196	4,957	740,524	745,481
Home equity loans	857	67	625	1,549	262,601	264,150
Commercial and industrial	827	894	282	2,003	56,770	58,773
Other income producing property	431	—	—	431	74,135	74,566
Consumer	291	213	154	658	266,599	267,257
	$6,250	$1,638	$3,010	$10,898	$1,590,037	$1,600,935

September 30, 2013
Commercial real estate:
Construction and land development	$—	$78	$409	$487	$54,772	$55,259
Commercial non-owner occupied	17	—	—	17	65,164	65,181
Commercial owner occupied	1,250	—	62	1,312	81,821	83,133
Consumer real estate:
Consumer owner occupied	26	714	—	740	768,346	769,086
Home equity loans	1,262	483	309	2,054	272,839	274,893
Commercial and industrial	381	—	147	528	63,541	64,069
Other income producing property	414	—	—	414	77,930	78,344
Consumer	231	92	78	401	274,967	275,368
	$3,581	$1,367	$1,005	$5,953	$1,659,380	$1,665,333

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
September 30, 2014
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$3,625	$3,625	$13,472	$17,097
Commercial real estate	7,352	2,723	16,462	26,537	328,178	354,715
Commercial real estate—construction and development	700	529	9,930	11,159	62,163	73,322
Residential real estate	17,424	4,784	15,678	37,886	368,390	406,276
Consumer	5,070	1,517	2,166	8,753	81,285	90,038
Commercial and industrial	1,058	456	4,628	6,142	40,846	46,988
Single pay	—	—	—	—	88	88
	$31,604	$10,009	$52,489	$94,102	$894,422	$988,524
December 31, 2013
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$7,217	$7,217	$16,892	$24,109
Commercial real estate	4,493	3,728	24,362	32,583	407,202	439,785
Commercial real estate—construction and development	4,847	9,166	17,567	31,580	82,546	114,126
Residential real estate	13,794	3,792	27,061	44,647	436,600	481,247
Consumer	2,390	552	2,050	4,992	99,006	103,998
Commercial and industrial	3,875	634	3,829	8,338	60,524	68,862
Single pay	—	—	46	46	83	129
	$29,399	$17,872	$82,132	$129,403	$1,102,853	$1,232,256
September 30, 2013
Commercial loans greater than or equal to $1 million-CBT	$—	$787	$6,761	$7,548	$18,386	$25,934
Commercial real estate	11,992	2,552	29,451	43,995	433,973	477,968
Commercial real estate—construction and development	2,616	671	18,682	21,969	108,998	130,967
Residential real estate	10,994	4,054	27,640	42,688	462,019	504,707
Consumer	1,754	477	2,036	4,267	104,153	108,420
Commercial and industrial	1,439	882	4,628	6,949	73,829	80,778
Single pay	—	19	22	41	73	114
	$28,795	$9,442	$89,220	$127,457	$1,201,431	$1,328,888

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
September 30, 2014
Commercial real estate:
Construction and land development	$7,386	$2,229	$2,647	$4,876	$402
Commercial non-owner occupied	4,846	2,700	1,084	3,784	30
Commercial owner occupied	13,097	5,576	3,860	9,436	100

Consumer real estate:
Consumer owner occupied	2,972	—	2,427	2,427	121
Home equity loans	—	—	—	—	—

Commercial and industrial	1,447	693	417	1,110	12
Other income producing property	7,066	914	5,466	6,380	711
Consumer	81	—	50	50	1
Other loans	—	—	—	—	—
Total impaired loans	$36,895	$12,112	$15,951	$28,063	$1,377

December 31, 2013
Commercial real estate:
Construction and land development	$7,341	$3,555	$2,184	$5,739	$704
Commercial non-owner occupied	3,592	2,681	—	2,681	—
Commercial owner occupied	14,017	10,441	1,119	11,560	10

Consumer real estate:
Consumer owner occupied	3,063	—	3,013	3,013	271
Home equity loans	—	—	—	—	—

Commercial and industrial	477	405	—	405	—
Other income producing property	2,794	554	2,095	2,649	646
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$31,284	$17,636	$8,411	$26,047	$1,631

September 30, 2013
Commercial real estate:
Construction and land development	$15,447	$4,986	$3,215	$8,201	$558
Commercial non-owner occupied	4,543	1,269	1,535	2,804	—
Commercial owner occupied	17,826	12,166	2,517	14,683	19

Consumer real estate:
Consumer owner occupied	625	—	575	575	21
Home equity loans	—	—	—	—	—

Commercial and industrial	954	707	—	707	—
Other income producing property	3,073	253	2,361	2,614	703
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—
Total impaired loans	$42,468	$19,381	$10,203	$29,584	$1,301

Acquired credit impaired loans are accounted for in pools as shown on page 21 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Three Months Ended September 30,
	2014		2013
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$5,277	$23	$9,028	$42
Commercial non-owner occupied	4,966	8	3,779	—
Commercial owner occupied	10,294	27	16,004	33

Consumer real estate:
Consumer owner occupied	2,480	30	1,066	—
Home equity loans	—	—	—	—

Commercial and industrial	929	2	1,253	—
Other income producing property	6,377	52	2,993	14
Consumer	68	1	—	—
Other loans	—	—	—	—
Total Impaired Loans	$30,391	$143	$34,123	$89

	Nine Months Ended September 30,
	2014		2013
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized

Commercial real estate:
Construction and land development	$5,308	$58	$11,151	$69
Commercial non-owner occupied	3,469	36	4,325	1
Commercial owner occupied	10,242	103	15,791	94

Consumer real estate:
Consumer owner occupied	2,720	63	1,093	7
Home equity loans	—	—	—	—

Commercial and industrial	757	15	1,329	—
Other income producing property	4,515	112	3,856	22
Consumer	25	4	—	—
Other loans	—	—	—	—
Total Impaired Loans	$27,036	$391	$37,545	$193

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Commercial non-owner occupied real estate:
Construction and land development	$2,851	$5,819	$8,058
Commercial non-owner occupied	2,483	2,912	2,804
Total commercial non-owner occupied real estate	5,334	8,731	10,862
Consumer real estate:
Consumer owner occupied	1,481	8,382	10,579
Home equity loans	4,034	1,128	1,255
Total consumer real estate	5,515	9,510	11,834
Commercial owner occupied real estate	6,532	7,753	10,184
Commercial and industrial	648	586	987
Other income producing property	2,235	4,704	4,701
Consumer	155	49	63
Other loans	—	—	—
Restructured loans	9,633	10,690	10,837
Total loans on nonaccrual status	$30,052	$42,023	$49,468

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Commercial non-owner occupied real estate:
Construction and land development	$—	$—	$—
Commercial non-owner occupied	14	—	—
Total commercial non-owner occupied real estate	14	—	—
Consumer real estate:
Consumer owner occupied	2,733	—	—
Home equity loans	1,228	—	—
Total consumer real estate	3,961	—	—
Commercial owner occupied real estate	38	—	—
Commercial and industrial	165	—	—
Other income producing property	318	—	—
Consumer	863	—	—
Restructured loans	—	—	—
Total loans on nonaccrual status	$5,359	$—	$—

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

The following table presents non-acquired and acquired non-credit impaired loans designated as TDRs segregated by class and type of concession that were restructured during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of loans	Investment	Investment	of loans	Investment	Investment
Interest rate modification
Construction and land development	1	$170	$170	—	$—	$—
Consumer owner occupied	1	121	121	—	—	—
Total interest rate modifications	2	291	291	—	—	—
Term modification
Other income producing property	1	1,243	1,232	—	—	—
Total term modifications	1	1,243	1,232	—	—	—
	3	$1,534	$1,523	—	$—	$—

	Nine Months Ended September 30,
	2014			2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of loans	Investment	Investment	of loans	Investment	Investment
Interest rate modification
Construction and land development	3	$773	$745	—	$—	$—
Commercial non-owner occupied	—	—	—	1	247	247
Commercial owner occupied	—	—	—	1	750	750
Consumer owner occupied	3	407	398	1	124	122
Other income producing property	1	147	136	—	—	—
Total interest rate modifications	7	1,327	1,279	3	1,121	1,119
Term modification
Construction and land development	1	99	97	—	—	—
Commercial and industrial	—	—	—	1	696	134
Other income producing property	1	1,243	1,232	—	—	—
Total term modifications	2	1,342	1,329	1	696	134
	9	$2,669	$2,608	4	$1,817	$1,253

At September 30, 2014 and 2013, the balance of accruing TDRs was $6.8 million and $4.2 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of September 30, 2014 by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	8	$1,394	—	$—	—	$—
Term modification	3	3,288	—	—	—	—
	11	$4,682	—	$—	—	$—

The amount of specific reserve associated with non-acquired restructured loans was $1.2 million at September 30, 2014, none of which was related to the restructured loans that had subsequently defaulted. The Company had $12,000 remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2014.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$86,447	$146,171
FDIC indemnification asset recorded for First Federal’s FDIC loss share agreements	—	21,713
Decrease in expected losses on loans	(2,188)	(1,871)
Additional losses (recoveries) on OREO	(3,710)	(547)
Reimbursable expenses	1,947	3,855
Amortization of discounts and premiums, net	(17,718)	(22,106)
Reimbursements from FDIC	(33,795)	(39,066)
Balance at end of period	$30,983	$108,149

The FDIC indemnification asset is measured separately from the related covered assets.  At September 30, 2014, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $18.8 million less than the current carrying value.  This amount is being recognized as amortization (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements. Subsequent to September 30, 2014, the Company expects to receive $5.0 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian and Plantation acquisitions.  This amount is determined each reporting period and at September 30, 2014 was estimated to be approximately $4.1 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.1 million related to the Plantation acquisition at the end of the loss share agreement (April 2017).  The actual payment to the FDIC will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT, Cape Fear, or Habersham FDIC-assisted transactions as of September 30, 2014.

Effective June 30, 2014, the Commercial Shared-Loss Agreement with the FDIC expired for Cape Fear and losses on assets covered under this agreement are no longer claimable after filing the second quarter of 2014 commercial loss share certificate. The Commercial Shared-Loss Agreement for CBT will expire March 31, 2015 and losses on assets covered under this agreement will no longer be claimable after this date.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at September 30, 2014:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2013	$37,398	$27,520	$64,918
Additions	22,888	13,393	36,281
Write-downs	(4,375)	(4,298)	(8,673)
Sold	(23,622)	(17,654)	(41,276)
Balance, September 30, 2014	$32,289	$18,961	$51,250

The following is a summary of information pertaining to OREO at September 30, 2013:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2012	$32,248	$34,257	$66,505
Acquired in FFHI acquisition	4,801	$6,405	11,206
Additions	22,106	17,499	39,605
Write-downs	(5,446)	(247)	(5,693)
Sold	(18,379)	(17,371)	(35,750)
Balance, September 30, 2013	$35,330	$40,543	$75,873

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At September 30, 2014, there were 336 properties included in OREO, with 174 uncovered and 162 covered by loss share agreement with the FDIC.  At September 30, 2013, there were 519 properties included in OREO, with 202 uncovered and 317 covered by loss share agreement with the FDIC.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013

Certificates of deposit	$1,300,580	$1,525,567	$1,674,205
Interest-bearing demand deposits	2,900,140	2,893,646	2,851,575
Non-interest bearing demand deposits	1,654,308	1,487,798	1,477,793
Savings deposits	658,903	647,648	651,727
Other time deposits	4,297	838	3,808
Total deposits	$6,518,228	$6,555,497	$6,659,108

At September 30, 2014, December 31, 2013, and September 30, 2013, the Company had $136.8 million, $166.1 million, and $108.9 million in certificates of deposits greater than $250,000, respectively.  At September 30, 2014, December 31, 2013, and September 30, 2013, the Company had $24.7 million, $34.8 million and $42.9 million, in traditional, out-of-market brokered deposits, respectively.

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

Note 10 — Retirement Plans (Continued)

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2014.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Interest cost	$(277)	$(250)	$(833)	$(750)
Expected return on plan assets	487	430	1,463	1,291
Recognized net actuarial loss	(165)	(301)	(495)	(903)
Net periodic pension benefit (expense)	$45	$(121)	$135	$(362)

The Company contributed $600,000 to the pension plan for the nine months ended September 30, 2014.  The Company did not contribute to the pension plan for the three months ended September 30, 2014, and does not expect to make any additional contributions during the remainder of 2014.  The plans assets currently exceed the projected benefit obligation of the plan, and no additional contributions are required for 2014.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Effective September 1, 2012, employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary. Prior to September 1, 2012, participating employees received a 50% matching of their 401(k) plan contribution, up to 6% of salary.  The Company expensed $1.2 million and $871,000 for the 401(k) plan during the three months ended September 30, 2014 and 2013, respectively.  The Company expensed $3.6 million and $2.1 million for the 401(k) plan during the nine months ended September 30, 2014 and 2013, respectively.

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

Note 11 — Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2014	2013	2014	2013
Basic earnings per share:
Net income available to common shareholders	$19,327	$11,512	$53,116	$34,693

Weighted-average basic shares	23,899	21,894	23,890	18,518
Basic earnings per share	$0.81	$0.53	$2.22	$1.87

Diluted earnings per share:
Net income available to common shareholders	$19,327	$11,512	$53,116	$34,693

Weighted-average basic shares	23,899	21,894	23,890	18,518
Effect of dilutive securities	261	234	249	199
Weighted-average dilutive shares	24,160	22,128	24,139	18,717
Diluted earnings per share	$0.80	$0.52	$2.20	$1.85

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in thousands)	2014	2013	2014	2013

Number of shares	22,497	—	22,497	21,361
Range of exercise prices	$61.49-$66.32	$—	$61.49-$66.32	$41.45-$41.45

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2014	295,916	$33.26
Granted	22,497	65.59
Exercised	(9,122)	29.79
Expired/Forfeited	(13)	27.22
Outstanding at September 30, 2014	309,278	35.71	4.60	$6,467

Exercisable at September 30, 2014	254,352	33.09	3.80	$5,816

Weighted-average fair value of
options granted during the year	$26.44

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

As of September 30, 2014, there was $756,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.29 years as of September 30, 2014.  The total fair value of shares vested during the nine months ended September 30, 2014 was $413,000.

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

Nonvested restricted stock for the nine months ended September 30, 2014 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2014	232,547	$35.15
Granted	26,014	60.40
Vested	(20,348)	41.82
Forfeited	(4,454)	41.45
Nonvested at September 30, 2014	233,759	37.26

As of September 30, 2014, there was $4.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.48 years as of September 30, 2014.  The total fair value of shares vested during the nine months ended September 30, 2014 was $851,000.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the nine months ended September 30, 2014, the Company accrued at the target RSU award level, or for 85% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the nine months ended September 30, 2014 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2014	43,820	$51.01
Granted	37,802	61.49
Vested	(2,314)	54.00
Nonvested at September 30, 2014	79,308	55.92

As of September 30, 2014, there was $2.9 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.73 years as of September 30, 2014.  The total fair value of shares vested during the nine months ended September 30, 2014 was $125,000.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2014, commitments to extend credit and standby letters of credit totaled $1.3 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Note 14 — Fair Value (Continued)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014:
Assets
Derivative financial instruments	$1,101	$—	$1,101	$—
Securities available for sale:
Government-sponsored entities debt	137,459	—	137,459	—
State and municipal obligations	141,258	—	141,258	—
Mortgage-backed securities	523,009	—	523,009	—
Corporate stocks	3,388	3,163	225	—
Total securities available for sale	805,114	3,163	801,951	—
Mortgage servicing rights	22,052	—	—	22,052
	$828,267	$3,163	$803,052	$22,052
Liabilities
Derivative financial instruments	$986	$—	$986	$—

December 31, 2013:
Assets
Derivative financial instruments	$701	$—	$701	$—
Securities available for sale:
Government-sponsored entities debt	142,994	—	142,994	—
State and municipal obligations	140,651	—	140,651	—
Mortgage-backed securities	499,479	—	499,479	—
Corporate stocks	3,667	3,442	225	—
Total securities available for sale	786,791	3,442	783,349	—
Mortgage servicing rights	20,729	—	—	20,729
	$808,221	$3,442	$784,050	$20,729
Liabilities
Derivative financial instruments	$1,857	$—	$1,857	$—

September 30, 2013:
Assets
Derivative financial instruments	$209	$—	$209	$—
Securities available for sale:
Government-sponsored entities debt	102,673	—	102,673	—
State and municipal obligations	142,578	—	142,578	—
Mortgage-backed securities	378,626	—	378,626	—
Corporate stocks	2,921	2,696	225	—
Total securities available for sale	626,798	2,696	624,102	—
Mortgage servicing rights	18,908	—	—	18,908
	$645,915	$2,696	$624,311	$18,908
Liabilities
Derivative financial instruments	$1,259	$—	$1,259	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2014.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2014 and 2013 is as follows:

(Dollars in thousands)	Assets	Liabilities

Fair value, January 1, 2014	$20,729	$—
Mortgage and other loan income	(2,252)	—
Purchases and issuances	3,575	—
Fair value, September 30, 2014	$22,052	$—

Fair value, January 1, 2013	$3,851	$—
Mortgage and other loan income	(771)
Acquired in the FFHI acquisition	19,156
Purchases, issuances and settlements, net	(3,851)	—
Transfers in and/or out of level 3	523	—
Fair value, September 30, 2013	$18,908	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2014 or 2013.

See Note 19 — Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014:
OREO	$51,250	$—	$—	$51,250
Non-acquired impaired loans	10,655	—	—	10,655

December 31, 2013:
OREO	$64,918	$—	$—	$64,918
Non-acquired impaired loans	13,129	—	—	13,129

September 30, 2013:
OREO	$75,873	$—	$—	$75,873
Non-acquired impaired loans	9,088	—	—	9,088

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2014

			General	Weighted
	Valuation Technique	Unobservable Input	Range	Average
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	0-25%	4.91%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%	27.46%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014, December 31, 2013 and September 30, 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 14 — Fair Value (Continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2014
Financial assets:
Cash and cash equivalents	$503,028	$503,028	$503,028	$—	$—
Investment securities	826,021	826,651	13,681	812,970	—
Loans, net of allowance for loan losses, and loans held for sale	5,684,334	5,736,759	—	56,595	5,680,164
FDIC receivable for loss share agreements	30,983	13,873	—	—	13,873
Accrued interest receivable	17,134	17,134	—	3,708	13,426
Mortgage servicing rights	22,052	22,052	—	—	22,052
Interest rate swap — non-designated hedge	162	162	—	162	—
Other derivative financial instruments (mortgage banking related)	939	939	—	939	—
Financial liabilities:
Deposits	6,518,228	6,224,652	—	6,224,652	—
Federal funds purchased and securities sold under agreements to repurchase	231,229	231,229	—	231,229	—
Other borrowings	101,127	101,627	—	101,627	—
Accrued interest payable	4,234	4,234	—	4,234	—
Interest rate swap — cash flow hedge	824	824	—	824	—
Interest rate swap — non-designated hedge	162	162	—	162	—
Off balance sheet financial instruments:
Commitments to extend credit	—	12,007	—	12,007	—
Standby letters of credit and financial guarantees	—	—	—	—	—

December 31, 2013
Financial assets:
Cash and cash equivalents	$479,461	$479,461	$479,461	$—	$—
Investment securities	812,603	813,068	16,828	796,240	—
Loans, net of allowance for loan losses, and loans held for sale	5,683,044	5,742,078	—	30,586	5,711,492
FDIC receivable for loss share agreements	86,447	48,512	—	—	48,512
Accrued interest receivable	15,024	15,024	—	3,482	11,542
Mortgage servicing rights	20,729	20,729	—	—	20,729
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	523	523	—	523	—
Financial liabilities:
Deposits	6,555,497	6,313,543	—	6,313,543	—
Federal funds purchased and securities sold under agreements to repurchase	211,401	211,401	—	211,401	—
Other borrowings	102,060	92,751	—	92,751	—
Accrued interest payable	5,388	5,388	—	5,388	—
Interest rate swap — cash flow hedge	914	914	—	914	—
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	765	765	—	765	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,555	—	15,555	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 14 — Fair Value (Continued)

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2013
Financial assets:
Cash and cash equivalents	$645,166	$645,166	$645,166	$—	$—
Investment securities	652,610	654,176	17,082	637,094	—
Loans, net of allowance for loan losses, and loans held for sale	5,738,266	5,763,726	—	52,467	5,711,259
FDIC receivable for loss share agreements	108,149	77,465	—	—	77,465
Accrued interest receivable	15,000	15,000	—	3,391	11,609
Mortgage servicing rights	18,908	18,908	—	—	18,908
Interest rate swap — non-designated hedge	209	209	—	209	—
Other derivative financial instruments (mortgage banking related)	1,101	1,101	1,101	—	—
Financial liabilities:
Deposits	6,659,108	6,410,356	—	6,410,356	—
Federal funds purchased and securities sold under agreements to repurchase	233,792	233,792	—	233,792	—
Other borrowings	101,347	104,984	—	104,984	—
Accrued interest payable	5,489	5,489	—	5,489	—
Interest rate swap — cash flow hedge	1,050	1,050	—	1,050	—
Interest rate swap — non-designated hedge	209	209	—	209	—
Off balance sheet financial instruments:
Commitments to extend credit	—	6,298	—	6,298	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three months ended September 30, 2014
Balance at June 30, 2014	$(3,382)	$4,373	$(583)	$408
Other comprehensive income (loss) before reclassifications	—	(1,780)	25	(1,755)
Amounts reclassified from accumulated other comprehensive income (loss)	102	56	48	206
Net comprehensive income (loss)	102	(1,724)	73	(1,549)
Balance at September 30, 2014	$(3,280)	$2,649	$(510)	$(1,141)

Three months ended September 30, 2013
Balance at June 30, 2013	$(7,458)	$(1,484)	$(649)	$(9,591)
Other comprehensive income (loss) before reclassifications	—	(1,037)	—	(1,037)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net comprehensive income (loss)	—	(1,037)	—	(1,037)
Balance at September 30, 2013	$(7,458)	$(2,521)	$(649)	$(10,628)

Nine months ended September 30, 2014
Balance at December 31, 2013	$(3,585)	$(5,573)	$(565)	$(9,723)
Other comprehensive income (loss) before reclassifications	—	8,221	(89)	8,132
Amounts reclassified from accumulated other comprehensive income (loss)	305	1	144	450
Net comprehensive income (loss)	305	8,222	55	8,582
Balance at September 30, 2014	$(3,280)	$2,649	$(510)	$(1,141)

Nine months ended September 30, 2013
Balance at December 31, 2012	$(7,458)	$8,764	$(930)	$376
Other comprehensive income (loss) before reclassifications	—	(11,285)	139	(11,146)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	142	142
Net comprehensive income (loss)	—	(11,285)	281	(11,004)
Balance at September 30, 2013	$(7,458)	$(2,521)	$(649)	$(10,628)

Note 15 — Accumulated Other Comprehensive Income (Loss) (Continued)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income (Loss) Component	2014	2013	2014	2013	Income Statement Line Item Affected

Gains and losses on cash flow hedges:
Interest rate contracts	$78	$77	$232	$229	Interest expense
	(30)	(29)	(88)	(87)	Provision for income taxes
	48	48	144	142	Net income
Losses on sales of available for sale securities:
	$90	$—	$2	$—	Other noninterest income
	(34)	—	(1)	—	Provision for income taxes
	56	—	1	—	Net income
Amortization of defined benefit pension items:
Actuarial losses	$165	$—	$495	$—	Salaries and employee benefits
	(63)	—	(190)	—	Provision for income taxes
	102	—	305	—	Net income
Total reclassifications for the period	$206	$48	$450	$142

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $73,000 and $55,000 for the three and nine months ended September 30, 2014, respectively, compared to an after-tax unrealized gain on its cash flow hedge in other comprehensive income of less than $1,000 and $281,000 for the three and nine months ended September 30, 2013, respectively.  The Company recognized an $824,000 cash flow hedge liability in other liabilities on the balance sheet at September 30, 2014, compared to a $1.0 million liability recognized at September 30, 2013. There was no ineffectiveness in the cash flow hedge during the three and nine months ended September 30, 2014 and 2013.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2014 and 2013, the Company was required to provide $950,000 and $1.1 million of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 16 — Derivative Financial Instruments (Continued)

Non-designated Hedges of Interest Rate Risk

Customer Swap

As of September 30, 2014, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah.   These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a derivatives dealer to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2014, the interest rate swaps had an aggregate notional amount of approximately $4.1 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for $162,000 on the balance sheet.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2014.

The Company also has an agreement with the derivatives dealer in this transaction that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on this derivatives obligation.  As of September 30, 2014, the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $162,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of September 30, 2014, the Company provided $355,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at September 30, 2014, it would have been required to settle its obligations under the agreement at the termination value, $162,000.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On September 30, 2014, the Company had derivative financial instruments outstanding with notional amounts totaling $78.0 million related to mortgage servicing rights.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a liability of $150,000 at September 30, 2014.

Note 16 — Derivative Financial Instruments (Continued)

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013

Mortgage loan pipeline*	$55,759	$44,678	$33,894
Expected closures	41,842	33,508	25,421
Fair Value of mortgage loan pipeline commitments	1,061	112	714
Forward commitments	59,455	36,230	51,267
Fair value of forward commitments	475	296	(569)

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

The Company’s capital adequacy ratios are reflected below:

	September 30,	December 31,	September 30,
	2014	2013	2013
South State Corporation:
Tier 1 risk-based capital	13.29%	13.58%	13.15%
Total risk-based capital	14.12%	14.47%	14.40%
Tier 1 leverage	9.16%	9.30%	10.09%

South State Bank:
Tier 1 risk-based capital	13.11%	13.37%	12.95%
Total risk-based capital	13.94%	14.26%	14.20%
Tier 1 leverage	9.03%	9.16%	9.95%

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $317.7 million at September 30, 2014. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013

Gross carrying amount	$75,354	$77,896	$77,963
Accumulated amortization	(24,063)	(17,988)	(15,768)
	$51,291	$59,908	$62,195

Note 18—Goodwill and Other Intangible Assets (Continued)

Amortization expense totaled $6.3 million and $3.8 million for the nine months ended September 30, 2014, and 2013, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarters ending:
December 31, 2014	2,052
March 31, 2015	2,016
June 30, 2015	1,963
September 30, 2015	1,962
December 31, 2015	1,948
Thereafter	41,350
$51,291

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $2.2 billion at September 30, 2014, and $2.1 billion at December 31, 2013, and September 30, 2013. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and nine months ended September 30, 2014 was $1.2 million and $3.9 million, respectively.  Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At September 30, 2014, December 31, 2013, and September 30, 2013, mortgage servicing rights (“MSRs”) were $22.1 million, $20.7 million, and $18.9 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2014 was a gain of $162,000 and a loss of $529,000, respectively.  Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and the offsetting hedge. The Company acquired the MSRs and the offsetting hedge in the merger with FFHI on July 26, 2013; and therefore did not have any activity related to MSRs or the offsetting hedge prior to July 26, 2013.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Increase (decrease) in fair value of MSRs	$162	$(582)	$(529)	$(582)
Decay of MSRs	(646)	(417)	(1,723)	(417)
Gains (losses) related to derivatives	183	(670)	2,118	(670)
Net effect on consolidated statements of income	$(301)	$(1,669)	$(134)	$(1,669)

The following table is an analysis of the activity in the MSRs.

	Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013
Balance at beginning of the period	$20,729	$—
Additions:
MSRs acquired in the merger with FFHI	—	19,156
Servicing assets that resulted from transfers of financial assets	3,575	751
Increase in fair value due to change in valuation inputs or assumptions	(529)	(582)
Decay in fair value:
Due to increases in principal paydowns or runoff	(1,723)	(417)
Carrying value at end of period	$22,052	$18,908

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

The characteristics and sensitivity analysis of the MSR are included in the following table as of September 30, 2014, December 31, 2013, and September 30, 2013.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.2%	99.0%	98.9%
Adjustable-rate mortgage loans	0.8%	1.0%	1.1%
Total	100.0%	100.0%	100.0%

Weighted average life	6.22 years	6.91 years	6.26 years
Constant Prepayment rate (CPR)	11.5%	10.2%	12.0%
Weighted average discount rate	9.5%	10.1%	10.1%
Effect on fair value due to change in interest rates
25 basis point increase	$1,499	$1,059	$1,244
50 basis point increase	2,803	1,964	2,387
25 basis point decrease	(1,688)	(1,248)	(1,382)
50 basis point decrease	(3,229)	(2,255)	(2,405)

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

Custodial escrow balances maintained in connection with the loan servicing were $18.6 million at September 30, 2014.

Mandatory cash forwards and whole loan sales were $155.2 million and $425.5 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, $136.4 million and $338.1 million, or 87.9% and 79.4%, respectively, were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $56.6 million, $30.6 million, and $51.2 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Note 20 — Subsequent Events

Line of Credit

On October 27, 2014, the Company entered into a Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $20 million unsecured line of credit by the Lender to the Company.  The maturity date of the Agreement is October 26, 2015, provided that the Agreement may be extended subject to the approval of the Lender.  Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.75%.

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

At September 30, 2014, we had approximately $7.9 billion in assets and 2,057 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and nine months ended September 30, 2014 as compared to September 30, 2013 and also analyzes our financial condition as of September 30, 2014 as compared to December 31, 2013 and September 30, 2013.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of September 30, 2014, December 31, 2013 and September 30, 2013, the balance of goodwill was $317.7 million.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of September 30, 2014, book value was $40.07 per share.  The lowest trading price during the first nine months of 2014, as reported by the NASDAQ Global Select Market, was $54.03 per share, and the stock price closed on September 30, 2014 at $55.92 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2014, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of September 30, 2014, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

Other-Than-Temporary Impairment

We evaluate securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the anticipated outlook for changes in the general level of interest rates, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the length of time and the extent to which the fair value has been less than cost.  For further discussion of the Company’s evaluation of securities for other-than-temporary impairment, see Note 5 to the unaudited condensed consolidated financial statements.

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

In accordance with FASB ASC Topic 805, the FDIC Indemnification Assets are initially recorded at fair value, and are measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and amortization through non-interest income over the shorter of the lives of the FDIC indemnification asset or the underlying loans. Impairment of the underlying covered assets will result in improved cash flows of the FDIC indemnification asset and a credit to the provision for loan losses for acquired loans will result.

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

Results of Operations

We reported consolidated net income available to common shareholders of $19.3 million, or diluted earnings per share (“EPS”) of $0.80, for the third quarter of 2014 as compared to consolidated net income available to common shareholders of $11.5 million, or diluted EPS of $0.52, in the comparable period of 2013.  The $7.8 million increase in consolidated net income available to common shareholders was the net result of the following items:

•                  Improved net interest income of $614,000 due to the increase in the investment securities portfolio by an average balance of $166.2 million which increased interest income by $701,000.  Average interest-bearing liabilities increased $285.7 million, and the related interest expense decreased $59,000 with a rate of 0.30%, two basis points lower than a year ago;

•                  An increase in the provision for loan losses by $1.4 million over the comparable quarter;

•                  An increase in noninterest income totaling $9.3 million, due in large part to the July 26, 2013 acquisition of FFHI impacting the entire third quarter of 2014 compared to approximately two months of the third quarter in 2013;

•                  Noninterest expense declined slightly by $350,000 in the third quarter to $75.1 million compared to the same quarter in 2013.   The largest increase was salaries and benefits of $5.6 million, which was offset by declines in merger and branding expenses, information services, advertising and marketing, and in other expense;

•                  An increase in the provision for income taxes of $1.5 million due to higher pre-tax income, however the effective rate in the third quarter of 2014 was significantly lower due to adjustment in 2014 for additional tax credits related to 2013 and tax credits related to both low income housing and South Carolina new jobs credits for 2014; and

•                  Diluted EPS was $0.80 compared to $0.52 in the same comparable period in 2013.  The weighted average share count in third quarter of 2013 was about two million shares less than third quarter 2014 due to the timing of the closing of the acquisition of FFHI in July 2013.

Our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2013 and from the June 30, 2014 level.  Non-acquired nonperforming assets declined from $55.7 million at December 31, 2013 to $39.8 million at September 30, 2014, a $15.9 million decline.  Compared to the balance of nonperforming assets at September 30, 2013, nonperforming assets decreased $26.3 million due to a reduction in nonperforming loans of $19.1 million and a reduction in non-acquired OREO of $7.2 million.  Our non-acquired OREO increased by $357,000 from the June 30, 2014 to $9.4 million at

September 30, 2014.  During the third quarter of 2014, non-acquired classified assets declined by $6.7 million from June 30, 2014 to $72.0 million at September 30, 2014.  Since September 30, 2013 non-acquired classified assets have declined by $39.4 million.  Annualized net charge-offs for the third quarter of 2014 were 0.26%, down from the third quarter of 2013 of 0.45% and up from the second quarter of 2014 of 0.17%.

The allowance for loan losses decreased to 1.05% of total non-acquired loans at September 30, 2014, down from 1.12% at June 30, 2014 and 1.32% at September 30, 2013.  The allowance provides 1.14 times coverage of non-acquired nonperforming loans at September 30, 2014, higher than 1.00 times at June 30, 2014, and 0.73 times at September 30, 2013.

During the third quarter of 2014, the Company had net charge-offs related to “acquired non-credit impaired loans” which totaled $438,000 or 0.12% annualized, and accordingly, recorded a provision for loan losses.  Additionally, we have $5.9 million in nonperforming loans from this loan portfolio.

The Company performs ongoing assessments of the estimated cash flows of its acquired credit impaired loan portfolios.  In general, increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses, in both cases, net of any adjustments to the receivable from the FDIC for loss sharing for those assets that are covered.  When a provision for loan losses (impairments) has been recognized in earlier periods, subsequent improvement in cash flows will result in reversals of those impairments.

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the third quarter of 2014 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $2.4 million from the second quarter of 2014; and compared to the third quarter of 2013, a decline of $4.1 million in loan interest income primarily from the continued decline in acquired loan balances; and

•                  The amortization of the indemnification asset also decreased by approximately $1.0 million compared to the second quarter of 2014, and by $2.8 million compared to the third quarter of 2013.  This was primarily the result of the decline in the difference between the net carrying value of the FDIC indemnification asset and projected cash flows of the indemnification asset.

As of September 30, 2014, the Company performed the recast and made changes to the estimated cash flow assumptions and expected losses for the acquired credit impaired loans.  This was the first quarter that FFHI acquired credit impaired loans were included with the end of the measurement period for purchase accounting adjustments and converting these loans onto one loan system.  During the recast in the third quarter, total credit releases were $22.0 million, with approximately two-thirds coming from the FFHI recast.  This release only partially effects the third quarter with majority of the impact being recorded over the life of the impacted loan pools.

Compared to the balance at June 30, 2014, our non-acquired loan portfolio has increased $130.1 million, or 16.4% annualized, to $3.3 billion, driven by increases in most categories.  Consumer real estate lending increased by $70.8 million, or 31.2% annualized; consumer non real estate lending by $12.5 million, or 29.2% annualized; commercial owner occupied loans by $32.4 million, or 15.2% annualized; construction and land development by $13.6 million or 14.6% annualized; and commercial non-owner occupied by $15.5 million, or 20.5% annualized.  The acquired loan portfolio decreased by $138.2 million, in the third quarter of 2014, due to continued payoffs, charge-offs, and transfers to OREO.  Since September 30, 2013, the non-acquired loan portfolio has grown by $563.5 million, or 20.6%, in all categories.  Consumer real estate loans have led the way and increased by $224.8 million, or 29.8%, in the past year.

Non-taxable equivalent net interest income for the quarter increased $614,000 or 0.77% compared to the third quarter of 2013.  Non-taxable equivalent net interest margin decreased by 46 basis points to 4.60% from the third quarter of 2013 of 5.06% due to the decrease in yield on all interesting earning assets.  Compared to the second quarter of 2014, net interest margin (taxable equivalent) decreased by 10 basis points.  Interest earning assets yield decreased by 9 basis points primarily from the decrease in the yield of the acquired and non-acquired loan portfolios.  The rate on interest bearing liabilities increased by 1 basis point compared to the second quarter of 2014 from a 4 basis point increase in the rates on time deposit balances.

Our quarterly efficiency ratio decreased to 71.0% compared to 71.5% in the second quarter of 2014, and decreased from 78.7% in the third quarter of 2013.  The decrease in the efficiency ratio compared to the second quarter of 2014 was the result of a

$831,000 reduction in noninterest expense in most categories, other than OREO and loan related expense which increased by $1.5 million.  The decrease in the efficiency ratio compared to the third quarter of 2013 was the result of a 61.2% increase in noninterest income.  Compared to the third quarter of 2013 noninterest expense was slightly down by $350,000 with a $5.6 million increase in salary and benefits, and offset by declines in merger expenses, information services, advertising and marketing, and other expense.  Excluding OREO and merger and branding related expenses, the efficiency ratio was 61.3% for the third quarter of 2014, compared to 63.6% for the second quarter of 2014 and 64.3% for the third quarter of 2013.

Diluted EPS and basic EPS increased to $0.80 and $0.81 for the third quarter of 2014, from the third quarter 2013 amounts of $0.52 and $0.53, respectively.  This was the result of a 68% increase in net income available to common shareholders, partially offset by an increase in weighted average basic and diluted common shares.  Third quarter of 2014 has full quarter impact of additional 7.2 million shares issued from the FFHI merger compared to third quarter of 2013 which only has approximately two-thirds impact.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Return on average assets (annualized)	0.96%	0.66%	0.91%	0.81%
Return on average common equity (annualized)	7.99%	5.78%	7.52%	7.64%
Return on average equity (annualized)	7.99%	5.71%	7.50%	7.56%
Return on average tangible common equity (annualized)*	13.97%	10.39%	13.41%	11.82%
Return on average tangible equity (annualized)*	13.97%	9.88%	13.19%	11.39%
Dividend payout ratio **	26.22%	39.71%	27.25%	30.84%
Equity to assets ratio	12.27%	12.08%	12.27%	12.08%
Average shareholders’ common equity (in thousands)	$959,536	$790,554	$944,912	$607,385
Average shareholders’ equity (in thousands)	$959,536	$837,185	$965,388	$623,099

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•                  For the nine months ended September 30, 2014, return on average tangible equity increased compared to the same period in 2013.  The increase was driven by the 53.1% increase in net income available to common shareholders excluding amortization of intangibles.  Similarly, return on average assets increased to 0.91% compared to the nine months ended September 30, 2013 due to the growth in net income.

•                  Dividend payout ratio decreased to 27.3% for the nine months ended September 30, 2014 compared with 30.8% for the nine months ended September 30, 2013.  The decrease from the comparable period in 2013 primarily reflects the higher net income for the nine months ended September 30, 2014 compared to the increase of $0.05 per share or 9.1% in the cash dividends declared per common share.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•                  Equity to assets ratio increased to 12.3% at September 30, 2014 compared with 12.1% at September 30, 2013.  The increase in the equity to assets ratio reflects a 1.6% decline in assets compared to the 0.3% decrease in equity as a result of the redemption of $65.0 million of preferred stock partially offset by the Company’s retained earnings.

•                  Quarterly average shareholders’ equity increased $122.4 million, or 14.6%, from the quarter ended September 30, 2013 driven by earnings and the impact of the issuance of $446.4 million in common and preferred equity in the FFHI acquisition on July 26, 2013.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Return on average tangible equity (non-GAAP)	13.97%	9.88%	13.19%	11.39%
Effect to adjust for intangible assets	-5.98%	-4.17%	-5.69%	-3.83%
Return on average equity (GAAP)	7.99%	5.71%	7.50%	7.56%

Adjusted average shareholders’ equity (non-GAAP)	$590,076	$528,455	$591,835	$436,471
Average intangible assets	369,460	308,730	373,553	186,628
Average shareholders’ equity (GAAP)	$959,536	$837,185	$965,388	$623,099

Adjusted net income (non-GAAP)	$20,780	$13,165	$58,396	$37,739
Amortization of intangibles	(2,080)	(1,738)	(6,268)	(3,794)
Tax effect	627	627	2,061	1,290
Net income (GAAP)	$19,327	$12,054	$54,189	$35,235

Return on average common tangible equity (non-GAAP)	13.97%	10.39%	13.41%	11.82%
Effect to adjust for intangible assets	-5.98%	-4.61%	-5.89%	-4.18%
Return on average common equity (GAAP)	7.99%	5.78%	7.52%	7.64%

Adjusted average common shareholders’ equity (non-GAAP)	$590,076	$481,824	$571,359	$420,757
Average intangible assets	369,460	308,730	373,553	186,628
Average common shareholders’ equity (GAAP)	$959,536	$790,554	$944,912	$607,385

Adjusted net income available to common shareholders (non-GAAP)	$20,780	$13,165	$58,396	$37,739
Amortization of intangibles	(2,080)	(1,738)	(6,268)	(3,794)
Tax effect	627	627	2,061	1,290
Net income (GAAP)	19,327	12,054	54,189	35,235
Preferred stock dividend	—	542	1,073	542
Net income available to common shareholders (GAAP)	$19,327	$11,512	$53,116	$34,693

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 46 basis points from the third quarter of 2013, due primarily to the 49 basis point decline in the yield on interest earning assets, partially offset by a 10.8% increase in average interest-earning assets from third quarter of 2013 due primarily to organic loan growth.  The net interest margin decreased by 10 basis points from the second quarter of 2014 to 4.65%.  Yields on average earning assets decreased by 9 basis points from the second quarter of 2014 while the rate on average interest bearing liabilities increased by 1 basis point.  Compared to September 30, 2013, the yield on interest earning assets decreased by 49 basis points.

The Company remained in an excess liquidity position during the third quarter of 2014, and the impact represented an estimated 17 basis points reduction in the net interest margin compared to 21 basis points from the second quarter of 2014.

Net interest income increased from the third quarter of 2013 by $614,000.  This increase was primarily driven by the increase in the investment securities portfolio average balance of $166.2 million.  The increase in non-acquired loan yield fully offset the decrease in the yield on the acquired loans.  Certificates of deposit average rate declined by 6 basis points from the third quarter of 2013 along with the average balance decreasing $160.8 million.  Year-over-year interest expense declined slightly and the cost of funds decreased two basis points.  The cost on interest bearing liabilities increased by one basis point comparing the nine months ended periods September 30, 2014 and 2013, while yield on interest earning assets decline by 18 basis points.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Non-TE net interest income	$80,369	$79,755	$244,809	$188,846
Non-TE yield on interest-earning assets	4.83%	5.32%	5.01%	5.19%
Non-TE rate on interest-bearing liabilities	0.30%	0.32%	0.30%	0.29%
Non-TE net interest margin	4.60%	5.06%	4.78%	4.97%
TE net interest margin	4.65%	5.11%	4.83%	5.03%

Non-TE net interest income increased $614,000, or 0.77%, in the third quarter of 2014 compared to the same period in 2013.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 10.8% to $6.9 billion in the third quarter of 2014 compared to the same period last year due primarily to the increase in investment securities and non-acquired loans.

•                  Non-TE yield on interest-earning assets for the third quarter of 2014 decreased 49 basis points from the comparable period in 2013.  The decrease since the third quarter of 2013 was driven by a 64 basis point decrease in the yield on acquired loans and a 23 basis point decrease in the yield on non-acquired loans.  The yield on a portion of our earning assets adjusts simultaneously, but to varying degrees of magnitude, with changes in the general level of interest rates.

•                  The average cost of interest-bearing liabilities for the third quarter of 2014 decreased two basis points from the same period in 2013.  The decrease since the third quarter of 2013 was a reflection the decline in time deposits and the decline in the rate paid of six basis points.  This decline was offset by an increase in the cost associated with trust preferred securities which were included for a full quarter in 2014 compared to two-thirds of the quarter in 2013.  These trust preferred securities cost 7% fixed.

•                  TE net interest margin decreased by 46 basis points in the third quarter of 2014, compared to the third of 2013.

Loans

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), decreased by $64.9 million, or 1.1%, at September 30, 2014 as compared to the same period in 2013.  Acquired covered loans decreased by $128.0 million and acquired non-covered loans decreased by $500.4 million due to principal payments, charge offs, and foreclosures.  Non-acquired loans or legacy loans increased by $563.5 million, or 20.6%, from September 30, 2013 to September 30, 2014.  The increase was driven by loan growth in commercial owner occupied loans of $67.1 million, consumer owner occupied loans of $203.8 million, commercial non-owner occupied loans of $35.8 million, commercial and industrial loans of $53.7 million, consumer loans of $67.1 million, construction and land development loans of $97.1 million, other income producing property loans of $14.8 million, home equity loans of $21.1 million, and other loans of $2.9 million.

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2014	Total	2013	Total	2013	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$22,291	0.4%	$43,396	0.8%	$50,582	0.9%
Commercial non-owner occupied	36,653	0.6%	53,525	0.9%	62,985	1.1%
Total commercial non-owner occupied real estate	58,944	1.0%	96,921	1.7%	113,567	2.0%
Consumer real estate:
Consumer owner occupied	31,757	0.6%	38,946	0.7%	41,379	0.7%
Home equity loans	35,471	0.6%	35,884	0.6%	37,943	0.7%
Total consumer real estate	67,228	1.2%	74,830	1.3%	79,322	1.4%
Commercial owner occupied real estate	54,776	1.0%	88,722	1.6%	93,309	1.6%
Commercial and industrial	10,450	0.2%	14,475	0.3%	16,596	0.3%
Other income producing property	22,445	0.4%	31,739	0.6%	37,543	0.7%
Consumer non real estate	821	0.0%	1,878	0.0%	2,322	0.0%
Total acquired covered loans	214,664	3.8%	308,565	5.5%	342,659	6.0%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	76,167	1.3%	129,289	2.3%	134,342	2.3%
Commercial non-owner occupied	192,322	3.4%	226,530	4.0%	245,046	4.3%
Total commercial non-owner occupied real estate	268,489	4.7%	355,819	6.3%	379,388	6.6%
Consumer real estate:
Consumer owner occupied	879,302	15.5%	981,834	17.2%	1,013,022	17.7%
Home equity loans	303,615	5.4%	335,241	5.9%	349,517	6.1%
Total consumer real estate	1,182,917	20.9%	1,317,075	23.1%	1,362,539	23.8%
Commercial owner occupied real estate	188,482	3.3%	211,030	3.7%	230,849	4.0%
Commercial and industrial	62,003	1.1%	98,046	1.7%	111,135	1.9%
Other income producing property	146,819	2.6%	171,544	3.0%	183,996	3.2%
Consumer non real estate	302,493	5.3%	371,112	6.5%	383,656	6.7%
Total acquired non-covered loans	2,151,203	37.9%	2,524,626	44.3%	2,651,563	46.2%
Total acquired loans	2,365,867	41.7%	2,833,191	49.8%	2,994,222	52.2%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	385,318	6.8%	299,951	5.3%	288,199	5.0%
Commercial non-owner occupied	318,470	5.6%	291,171	5.1%	282,678	4.9%
Total commercial non-owner occupied real estate	703,788	12.4%	591,122	10.4%	570,877	9.9%
Consumer real estate:
Consumer owner occupied	702,521	12.4%	548,170	9.6%	498,734	8.7%
Home equity loans	276,341	4.9%	257,139	4.5%	255,291	4.5%
Total consumer real estate	978,862	17.3%	805,309	14.1%	754,025	13.2%
Commercial owner occupied real estate	881,403	15.5%	833,513	14.6%	814,259	14.2%
Commercial and industrial	355,580	6.3%	321,824	5.6%	301,845	5.3%
Other income producing property	154,822	2.7%	143,204	2.5%	140,024	2.4%
Consumer non real estate	183,451	3.2%	136,410	2.4%	116,312	2.0%
Other	46,802	0.9%	33,834	0.6%	43,900	0.8%
Total non-acquired loans	3,304,708	58.3%	2,865,216	50.2%	2,741,242	47.8%
Total loans (net of unearned income)	$5,670,575	100.0%	$5,698,407	100.0%	$5,735,464	100.0%

Note: Loan data excludes loans held for sale.

Our loan portfolio remains our largest category of interest-earning assets.  Our acquired loan portfolio, covered and non-covered, decreased by $467.3 million from December 31, 2013 and by $628.4 million from September 30, 2013.  The percentage of non-acquired loans for each category is as follows:

•                  Non-acquired commercial non-owner occupied real estate loans represented 12.4% of total loans as of September 30, 2014, an increase from 9.9% of total loans at the end of the same period for 2013 and an increase from 10.4% of total loans at December 31, 2013.

•                  At September 30, 2014, non-acquired construction and land development loans represented 6.8% of our total loan portfolio, an increase from 5.0% of our total loan portfolio at September 30, 2013.  At September 30, 2014, non-acquired construction and land development loans consisted of $138.7 million in land and lot loans and $246.6 million in construction loans, which represented 4.2% and 7.5%, respectively, of our total non-acquired loan portfolio.  At December 31, 2013, non-acquired construction and land development loans consisted of $206.5 million in land and lot loans and $93.4 million in construction loans, which represented 7.2% and 3.3%, respectively, of our total non-acquired loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Average total loans	$5,662,999	$5,126,163	$5,642,617	$4,091,398
Interest income on total loans	78,325	78,228	238,857	183,712
Non-TE yield	5.49%	6.05%	5.66%	6.00%

Interest earned on loans increased slightly in the third quarter of 2014 compared to the third quarter of 2013.  Some key highlights for the quarter ended September 30, 2014 are outlined below:

•                  Our non-TE yield on total loans decreased 56 basis points comparing the third quarter of 2014 to 2013 and average total loans increased 10.5%, as compared to the third quarter of 2013.  The increase in average total loans was primarily the result of the growth in non-acquired loans during 2014.  These new loans, however, are at lower rates at the average yield was 4.15% in the third quarter of 2014 compared to 4.38% in the third quarter of 2013.  The acquired loan portfolio effective yield continues to decline as these balances decline due to repayment, charge offs, and transfers to OREO.  This resulted in a yield of 7.28%, compared to 7.92% one year ago.

•                  Acquired covered loans had a balance of $214.7 million at the end of the third quarter of 2014 compared to $342.7 million at September 30, 2013.

•                  Acquired non-covered loans declined by approximately $500.4 million to $2.2 billion at the end of the third quarter of 2014 compared to $2.7 billion at September 30, 2013.  This decline was the result of our continued effort of working through these acquired assets since early 2010.

•                  Non-acquired construction and land development loans increased $97.1 million, or 33.7%, to $385.3 million from the ending balance at September 30, 2013.

•                  Non-acquired commercial non-owner occupied loans increased $35.8 million, or 12.7%, to $318.5 million from the ending balance at September 30, 2013.

•                  Non-acquired consumer real estate loans increased $224.8 million, or 29.8%, to $978.9 million from the ending balance at September 30, 2013.

•                  Non-acquired commercial owner occupied loans increased $67.1 million, or 8.2%, to $881.4 million from the ending balance at September 30, 2013.

•                  Non-acquired commercial and industrial loans increased $53.7 million, or 17.8%, to $355.6 million from the ending balance at September 30, 2013.

•                  Non-acquired consumer non-real estate loans increased $67.1 million, or 57.70%, to $183.5 million from the ending balance at September 30, 2013.

•                  Non-acquired other income producing property loans increased $14.8 million, or 10.6%, to $154.8 million from the ending balance at September 30, 2013.

The balance of mortgage loans held for sale increased $26.0 million from December 31, 2013 to $56.6 million at September 30, 2014, and $4.1 million compared to the balance of mortgage loans held for sale at September 30, 2013 of $51.2 million.  In May of 2014, the Company sold the credit card loan portfolio acquired in the FFHI acquisition for $20.4 million. No gain or loss was recorded with this transaction.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2014, investment securities totaled $826.0 million, compared to $812.6 million at December 31, 2013 and $652.6 million at September 30, 2013.  The Company purchased $205.9 million of securities during the fourth quarter of 2013.  In addition, we continue to slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.  During the quarter, our portfolio increased by approximately $9.4 million from the balance at June 30, 2014.  This resulted in quarterly average and period-end balances increasing by 25.3% and 26.6% from September 30, 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Average investment securities	$822,833	$656,658	$811,747	$579,646
Interest income on investment securities	5,218	4,517	15,323	11,154
Non-TE yield	2.52%	2.73%	2.52%	2.57%

Interest earned on investment securities increased 15.5% in the third quarter of 2014 compared to the third quarter of 2013.  The increase resulted largely from the $166.2 million increase in average investment securities for the third quarter, which was largely the result of the addition of the securities from the FFHI acquisition.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the third quarter of 2014:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2014
Government-sponsored entities debt	$140,438	$137,459	$(2,979)	$127,946	$—	$—	$12,492
State and municipal obligations	148,122	152,277	4,155	146,856	375		891
Mortgage-backed securities *	519,569	523,009	3,440	—	—	—	519,569
Corporate stocks	3,161	3,388	227	—	—	—	3,161
	$811,290	$816,133	$4,843	$274,802	$375	$—	$536,113

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

At September 30, 2014, we had 85 securities available for sale in an unrealized loss position, which totaled $5.9 million. At December 31, 2013, we had 257 securities available for sale in an unrealized loss position, which totaled $16.0 million. At September 30, 2013, we had 215 securities available for sale in an unrealized loss position, which totaled $11.9 million.

During the third quarter of 2014 as compared to the third quarter of 2013, the total number of available for sale securities with an unrealized loss position decreased by 130 securities, while the total dollar amount of the unrealized loss decreased by $6.0 million.

All securities available for sale in an unrealized loss position as of September 30, 2014 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at September 30, 2014.  As of September 30, 2014, the investment in FHLB stock represented approximately $7.5 million, or 0.1% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Average interest-bearing liabilities	$5,257,128	$4,971,423	$5,332,962	$4,036,637
Interest expense	3,979	4,038	11,833	8,648
Average rate	0.30%	0.32%	0.30%	0.29%

The average balance of interest-bearing liabilities increased in the third quarter of 2014 compared to the third quarter of 2013 due primarily the September 30, 2014 average balance including a full quarter with the FFHI acquired balances compared to third quarter of 2013, which included two months of the late July 2013 FFHI acquisition. The increase in interest expense in the third quarter was largely driven by higher balances in all interest-bearing liabilities, with the exception of federal funds purchased and repurchase agreements. Rates continued to decline in most categories, with the exception of certificates of deposit, other time deposits and other borrowings.  Overall, we experienced a 2 basis point decrease in the average rate on all interest-bearing liabilities from the three months ended September 30, 2013.  Compared to the second quarter of 2014, the average rate on all interest-bearing liabilities increased by 1 basis point from 29 basis points.  This slight increase came mostly from a 4 basis point increase in the rates on certificates of deposits and other time deposits.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the nine months ended September 30, 2014 grew 35.1% from the same period in 2013.

•                  Interest-bearing deposits decreased 6.1% to $4.9 billion at September 30, 2014 from the period end balance at September 30, 2013 of $5.2 billion. This was the result of a $373.6 million decline in certificates of deposit which was partially offset by growth in all other categories of interest-bearing deposits of $56.2 million.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended September 30, 2014 decreased 1 basis point from the comparable period in 2013; however, due to the increase in average balances from the FFHI acquisition and core deposit growth there was an increase in interest expense of $64,000 for the three months ended September 30, 2014.

•                  Average certificates of deposit and other time deposits decreased 10.7%, down $160.8 million from the average balance in the third quarter of 2013.  Interest expense on certificates of deposit and other time deposits decreased $391,000 as a result of the decline in average balances and a 6 basis point decrease in the average rate to 41 basis points for the three months ended September 30, 2014 as compared to the same period in 2013.

•                  The average rate on other borrowings increased 66 basis points to 5.88% for the three months ended September 30, 2014 as compared to the same period in 2013.  This was primarily due to the addition of $46.0 million of trust preferred securities at a 7.0% rate for the full quarter versus only two months impact for the three months ended September 30, 2013.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds.   Average noninterest-bearing deposits increased $297.0 million, or 21.9%, to $1.7 billion in the third quarter of 2014 compared to $1.4 billion at September 30, 2013.  At September 30, 2014, noninterest-bearing deposits were $1.7 billion, exceeding the September 30, 2013 balance by $176.5 million.

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

Loans acquired in the CBT, Habersham, BankMeridian, Peoples, Savannah, and FFHI acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses for the acquired credit-impaired loans, including principal and interest.  Our estimates of credit losses on loans acquired in the FFHI acquisition continue to be adequate, and there is no evidence of additional credit deterioration that would require additional allowance for loan loss as of September 30, 2014.  Under current accounting principles, information regarding our estimate of loan fair values may be adjusted for a period of up to one year as we continue to refine our estimate of expected future cash flows in the acquired portfolio.  If we determine that losses arise after the acquisition date, generally the additional losses will be reflected as a provision for loan losses, and offset with an increase in the FDIC indemnification asset for those acquired loans covered by loss sharing agreements.  The Peoples and Savannah acquisitions were not part of any loss share agreements with the FDIC; therefore, there is no offset for any additional losses recorded in a provision for loan losses.  The FFHI acquisition included assets that are both covered and uncovered under FDIC loss share agreements.  See “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the method of accounting for acquired loans.

During the third quarter of 2014, we decreased the valuation allowance on acquired loans by $658,000 on certain acquired loan pools due to evidence of credit improvement and expected cash flows during the quarterly review process, which resulted in $133,000 net provision for loan losses on acquired loans (net of the impact of the FDIC loss sharing agreements).

The following tables present a summary of the changes in the ALLL for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014				2013
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Total
Balance at beginning of period	$35,422	$—	$9,159	$44,581	$38,625	$14,461	$53,086
Loans charged-off	(2,713)	(879)	—	(3,592)	(4,294)	—	(4,294)
Recoveries of loans previously charged off	575	441	—	1,016	1,249	—	1,249
Net charge-offs	(2,138)	(438)	—	(2,576)	(3,045)	—	(3,045)
Provision for loan losses	1,520	438	(658)	1,300	565	(456)	109
Benefit attributable to FDIC loss share agreements	—	—	791	791	—	550	550
Total provision for loan losses charged to operations	1,520	438	133	2,091	565	94	659
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(791)	(791)	—	(550)	(550)
Reductions due to loan removals	—	—	(469)	(469)	—	(1,745)	(1,745)
Balance at end of period	$34,804	$—	$8,032	$42,836	$36,145	$12,260	$48,405

Total non-acquired loans:
At period end	3,304,708				2,741,242
Average	3,246,025				2,698,580
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.26%				0.45%
Allowance for loan losses as a percentage of period end non-acquired loans	1.05%				1.32%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	114.18%				72.89%

	Nine Months Ended
	September 30,
	2014				2013
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Total
Balance at beginning of period	$34,331	$—	$11,618	$45,949	$44,378	$17,218	$61,596
Loans charged-off	(5,972)	(879)	—	(6,851)	(12,121)	—	(12,121)
Recoveries of loans previously charged off	2,170	441	—	2,611	2,870	—	2,870
Net charge-offs	(3,802)	(438)	—	(4,240)	(9,251)	—	(9,251)
Provision for loan losses on non-acquired loans	4,275	438	(1,792)	2,921	1,018	(991)	27
Benefit attributable to FDIC loss share agreements	—	—	2,188	2,188	—	1,871	1,871
Total provision for loan losses charged to operations	4,275	438	396	5,109	1,018	880	1,898
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(2,188)	(2,188)	—	(1,871)	(1,871)
Reductions due to loan removals	—	—	(1,794)	(1,794)	—	(3,967)	(3,967)
Balance at end of period	$34,804	$—	$8,032	$42,836	$36,145	$12,260	$48,405

Total non-acquired loans:
At period end	$3,304,708				$2,741,242
Average	3,073,530				2,634,362
As a percentage of average non-acquired loans (annualized):
Net charge-offs	0.17%				0.47%
Allowance for loan losses as a percentage of period end non-acquired loans	1.05%				1.32%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	114.18%				72.89%

The allowance for loan losses as a percent of non-acquired loans reflects the continued decline due primarily to the decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the third quarter of 2014 compared to the same quarter in 2013 and to the second quarter of 2014.  Our overall net charge offs for the quarter on non-acquired loans was 26 basis points annualized, or $2.1 million, compared to 45 basis points, or $3.1 million, a year ago and 17 basis points, or $1.3 million in the second quarter of 2014.  The low level of net charge offs may not be sustainable given the remaining uncertainty which exists within the overall economy and markets in which we operate.  Excluding acquired assets, nonperforming loans decreased by $19.1 million during the third quarter of 2014 compared to the third quarter of 2013 and decreased by $4.8 million from the second quarter of 2014.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 72.9% at September 30, 2013 to 114.2% at September 30, 2014.

We decreased the ALLL compared to the third quarter of 2013 due primarily to the improvement in asset quality metrics during the third quarter of 2014.  Compared to the second quarter of 2014, the ALLL decreased due primarily to the decline in combined past due and nonaccrual loans, classified assets, and reduced bankruptcies and foreclosures during the third quarter.  On a general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans and lot loans held for investment purposes where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $1.4 million compared to the balance at September 30, 2013 and decreased by $564,000 from June 30, 2014.

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

On a specific reserve basis, the allowance for loan losses remained flat from June 30, 2014, and slightly increased by $100,000 from September 30, 2013 to $1.4 million at September 30, 2014.  However, the loan balances being evaluated for specific reserves decreased from $32.7 million at June 30, 2014 to $28.1 million at September 30, 2014.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the third quarter of 2014, the measurement period for evaluating purchase accounting adjustments concluded and we executed our system conversion for both loans and deposits.  As a result, we are now measuring and assessing nonaccrual loans and net charge-offs for loans classified as “acquired non-credit impaired loans”.  During the quarter, we had $5.9 million in nonperforming loans in this category, and we incurred net charge offs of $438,000, or 12 basis points annualized.

During the three months ended September 30, 2014, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy as a whole within the markets that we serve.

The following table summarizes our NPAs for the past five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2014	2014	2014	2013	2013
Non-acquired:
Nonaccrual loans	$20,419	$26,546	$29,190	$31,333	$38,631
Accruing loans past due 90 days or more	429	358	96	258	122
Restructured loans - nonaccrual	9,633	8,409	8,156	10,690	10,837
Total nonperforming loans	30,481	35,313	37,442	42,281	49,590
Other real estate owned (“OREO”) (2)	9,360	9,003	12,187	13,456	16,555
Other nonperforming assets (3)	—	—	—	—	—
Total nonperforming assets excluding acquired assets	39,841	44,316	49,629	55,737	66,145
Acquired non-credit impaired:
Nonaccrual loans	5,359	—	—	—	—
Accruing loans past due 90 days or more	501	—	—	—	—
Total acquired nonperforming loans (1)	5,860	—	—	—	—
Covered OREO (2)	18,961	21,999	29,003	27,520	40,543
Acquired OREO not covered under loss share (2)	22,929	22,732	22,957	23,941	18,775
Other covered nonperforming assets (3)	640	811	1,032	943	718
Total nonperforming assets including covered assets	$88,231	$89,858	$102,621	$108,141	$126,181

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.20%	1.39%	1.66%	1.94%	2.40%
Total NPAs as a percentage of total assets (5)	0.50%	0.55%	0.62%	0.70%	0.82%
Total NPLs as a percentage of total loans (4)	0.92%	1.11%	1.26%	1.48%	1.81%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.54%	1.57%	1.81%	1.88%	2.16%
Total NPAs as a percentage of total assets	1.12%	1.12%	1.28%	1.36%	1.57%
Total NPLs as a percentage of total loans (4)	0.64%	0.62%	0.67%	0.74%	0.86%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $52.5 million, $60.3 million, $73.9 million, $85.1 million, and $90.2 million as of September 30, 2014, June 30, 2014,  March 31, 2014, December 31, 2013, and September 30, 2013, respectively, including the valuation discount.  Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

(5) For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $30.5 million, or 0.92% of non-acquired loans, a decrease of $19.1 million, or 38.5%, from September 30, 2013. The decrease in nonperforming loans was driven by a decrease in commercial nonaccrual loans of $15.6 million and the decrease in consumer nonaccrual loans of $3.8 million.  Both commercial and consumer nonaccrual loans were slightly offset by an increase of $300,000 in loans 90 days or more past due but still accruing.

Nonaccrual non-acquired loans and restructured loans decreased by approximately $4.8 million during the third quarter of 2014 from the level June 30, 2014.  This decrease was the net result of $175,000 in charge offs, $3.4 million in transfers to OREO, $2.2 million in payments, $534,000 returning to accruing loans, and $1.5 million in additional non-accrual loans.

At September 30, 2014, non-acquired OREO increased slightly by $357,000 from June 30, 2014.  At September 30 2014, non-acquired OREO consisted of 55 properties with an average value of $170,000, which is slightly higher than the level from June 30, 2014 when we had 60 properties in non-acquired OREO.  In the third quarter of 2014, we added 13 properties with an aggregate value of $3.4 million into non-acquired OREO, and we sold 18 properties with a basis of $2.2 million in the quarter.  We wrote down 14 OREO properties by $765,000 during the third quarter of 2014.  Our non-acquired OREO balance of $9.4 million at September 30, 2014 is comprised of 34% in the Low Country/Orangeburg region, 16% in the Coastal region (Beaufort to Myrtle Beach), 11% in the Charlotte region, 9% in the Upstate region (Greenville) and 23% primarily related to former branch locations.

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $6.8 million, or 0.21%, of total non-acquired loans outstanding at September 30, 2014, compared to $8.9 million, or 0.33%, of total non-acquired loans outstanding at September 30, 2013, and compared to $7.3 million, or 0.25% of total non-acquired loans outstanding at December 31, 2013.  Potential problem loans related to “acquired non-credit impaired loans” totaled $4.0 million, or 0.29%, of total acquired non-credit impaired loans at September 30, 2014.   For the periods ended December 31, 2013 and September 30, 2013, there were no “acquired non-credit impaired loans” that were considered potential problem loans until we completed the evaluation of acquired loans and any related purchase adjustment during the measurement period.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013

Service charges on deposit accounts	$9,126	$8,966	$27,258	$20,462
Bankcard services income	7,489	6,476	22,314	14,614
Mortgage banking income	4,124	1,342	12,098	6,629
Trust and investment services income	4,490	3,593	13,845	8,345
Securities gains	(90)	—	(2)	—
Amortization of FDIC indemnification assets, net	(4,825)	(7,625)	(17,718)	(22,106)
Other	4,139	2,418	11,602	5,229
Total noninterest income	$24,453	$15,170	$69,397	$33,173

Excluding the amortization on the FDIC indemnification asset and securities gains (losses), noninterest income increased by $6.5 million, or 28.8%, in the third quarter of 2014 as compared to the same period in 2013.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Bankcard services income increased 15.6%, or $1.0 million.  Debit card income increased 14.8%, or $808,000, due to organic growth and 2013 included approximately two months of the FFHI results.

•                  Trust and investment services income increased 25.0%, or $897,000, driven primarily by the addition of investment services income for three full months in 2014 versus approximately two months in 2013.

•                  Other noninterest income increased $1.7 million, or 71.2%, driven primarily by an increase in recoveries on acquired credit impaired loans.

•                  Mortgage banking income increased $2.8 million, or 207.3%, driven by activity acquired through the FFHI acquisition and 2014 including three full months compared to approximately two months in 2013.

•                  Amortization on the FDIC indemnification asset decreased $2.8 million, or 36.7%, resulting from a smaller difference between the expected cash flows from the FDIC compared the remaining carrying value of the indemnification asset.

•                  Service charges on deposit accounts increased 1.8% driven by the FFHI acquisition and the continued increase in our customer base.

Excluding the amortization on the FDIC indemnification asset and securities gains (losses), noninterest income increased $31.8 million or 57.6% during the nine months ended September 30, 2014 as compared to the same period in 2013.  The increase in total noninterest income primarily resulted from the following:

•                  Service charges on deposit accounts increased 33.2%, driven by the FFHI acquisition which included only two months of FFHI in 2013 compared to all nine months in 2014.

•                  Mortgage banking income increased 82.5%, driven largely by the number of months the FFHI business was included in 2014 vs. 2013, nine months vs. two months, respectively.

•                  Bankcard services income increased $7.7 million, or 52.7%, driven by the FFHI acquisition which included only two months of FFHI in 2013 compared to all nine months in 2014.

•                  Trust and investment services income increased $5.5 million, or 65.9%, driven primarily by the FFHI acquisition which included only two months of FFHI in 2013 compared to all nine months in 2014.

•                  Amortization on the FDIC indemnification asset decreased $4.4 million, resulting from smaller difference between the cash that is expected to be received from the FDIC compared to the remaining carrying value of the indemnification asset.

•                  Other noninterest income increased $6.4 million due primarily to the inclusion of nine months of FFHI activity in 2014 versus two months of FFHI in 2013, and more recoveries on acquired credit impaired loans.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013

Salaries and employee benefits	$40,029	$34,463	$119,398	$81,461
Merger and branding related expense	6,846	10,397	19,341	13,220
Net occupancy expense	5,387	5,079	16,758	11,696
Information services expense	3,417	3,905	12,154	10,088
Furniture and equipment expense	3,166	3,513	10,171	8,296
OREO expense and loan related	3,374	3,461	9,313	9,383
Bankcard expense	2,141	1,865	6,520	4,264
Amortization of intangibles	2,080	1,738	6,268	3,794
FDIC assessment and other regulatory charges	1,268	1,521	4,111	3,841
Professional fees	1,068	1,329	3,501	2,780
Business development and staff related	1,482	1,233	4,816	3,737
Advertising and marketing	837	1,313	2,984	2,803
Other	3,963	5,591	13,027	11,372
Total noninterest expense	$75,058	$75,408	$228,362	$166,735

Noninterest expense decreased $350,000 in the third quarter of 2014 as compared to the same period in 2013.  The quarterly decrease in total noninterest expense primarily resulted from the following:

•                  Salary and employee benefits were $5.6 million higher than last year, due to the merger with FFHI and additional employee base.  In addition, third quarter 2014 included three months of expense with the additional employees from the FFHI merger compared to approximately two months in 2013.

•                  Merger and branding related expenses decreased by $3.6 million driven largely by a reduction in merger-related expenses from the FFHI acquisition.

•                  Information services expense decreased by $488,000, driven largely by a reduction in expenses post conversion during the quarter related to certain contract terminations and renegotiations.

•                  Advertising and marketing decreased by $476,000, driven largely by the focus on our name change and branding cost which was charged to merger and branding-related cost, and therefore, reduced expense on an operating basis.

•                  Furniture and equipment expense decreased by $347,000, driven largely by the closer of eight additional branches during the quarter and costs savings executed from prior quarters.

•                  Amortization of intangibles was $342,000 higher compared to third quarter 2013 due to the additional month of amortization included in third quarter of 2014.

•                  Other noninterest expense decreased by $1.6 million primarily as a result of a large operational charge off which occurred in third quarter of 2013 of $850,000, lower loan closing and loan related of approximately $520,000 and cost savings post conversion.

Noninterest expense increased $61.6 million, or 37.0%, for the nine months ended September 30, 2014 as compared to the same period in 2013.  Note that the nine months ended September 30, 2013 included two months of FFHI activity compared to nine months as of September 30, 2014 in all categories of expense.  The increase in total noninterest expense primarily resulted from the following:

•                  Salaries and employee benefits expense increased by $37.9 million, or 46.6%, driven by the addition of staff from the FFHI acquisition and increases in both incentive and merit pay for employees.

•                  Net occupancy expense increased $5.1 million, or 43.3%, driven largely by the additional branch locations from the FFHI acquisition.

•                  Furniture and equipment expense increased $1.9 million driven by the additional branch locations from the FFHI acquisition.

•                  Merger and branding related expense was up $6.1 million due to the full year of planning and executing the systems conversion, along with changing our name and the cost of branding the new name, South State.

•                  Amortization of intangibles increased by $2.5 million, or 65.2%, due to the additional amortization of the core deposit, noncompete, and client list intangibles from the FFHI acquisition.

•                  Business development and staff related expense increased $1.1 million, or 28.9%, due to an increase in recruitment and relocation costs, travel expenses, and training expenses as well as the FFHI acquisition.

Income Tax Expense

Our effective income tax rate decreased to 30.16% for the quarter ended September 30, 2014 compared to 36.08% for the quarter ended September 30, 2013.   For the nine months ended September 30, 2014, our effective income tax rate decreased to 32.88% compared to 34.00% for the nine months ended September 30, 2013.   The lower effective tax rate was attributable to additional tax credits (both federal and state related) which were included in the December 31, 2013 income tax returns filed in September of 2014 that were not included in the 2013 income tax provision.  We also have additional tax credits for 2014 which are the result of investments in certain tax advantaged community projects and “new job” related credits in South Carolina.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of September 30, 2014, shareholders’ equity was $967.0 million, a decrease of $14.5 million, or 1.5%, from $981.5 million at December 31, 2013, and a decrease of $3.0 million, or 0.31%, from $970.0 million at September 30, 2013.  The driving factor for the decrease from year-end was the redemption of $65.0 million in preferred stock and the dividend paid to both common and preferred shareholders of $15.5 million during the year.  All of this has been partially offset by net income and a favorable change in accumulated comprehensive income, net of tax.  The decrease from the comparable period of 2013 was primarily the result of redemption of the preferred stock and cash dividends paid to preferred and common shareholders, offset by net income and favorable change in accumulated comprehensive income.  Our common equity-to-assets ratio increased to 12.27% at September 30, 2014 from 11.55% at December 31, 2013 and increased from 11.27% at the end of the comparable period of 2013.

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

The Company’s capital adequacy ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2014	2013	2013
South State Corporation:
Tier 1 risk-based capital	13.29%	13.58%	13.15%
Total risk-based capital	14.12%	14.47%	14.40%
Tier 1 leverage	9.16%	9.30%	10.09%

South State Bank:
Tier 1 risk-based capital	13.11%	13.37%	12.95%
Total risk-based capital	13.94%	14.26%	14.20%
Tier 1 leverage	9.03%	9.16%	9.95%

Compared to December 31, 2013, our Tier 1 risk-based capital and total risk-based capital have decreased due primarily to the decrease in capital as a result of the redemption of $65.0 million in preferred stock partially offset by a decrease in risk-weighted assets.  The decrease in capital from the comparable period in 2013 was the result of the redemption of the $65.0 million in preferred stock offset by the increase in retained earnings by $47.2 million.  Our Tier 1 risk-based capital and total risk-based capital have decreased from December 31, 2013 due to capital decreasing faster than the decrease in risk-weighted assets.  The Tier 1 leverage ratio has decreased compared to December 31, 2013 due to the decrease in capital.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in period for the final rules will begin January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management believes that the Company’s capital levels will remain characterized as “well-capitalized” under the new rules.  The final rules approved by the FRB and the FDIC did not address the proposed liquidity coverage ratio test and the net stable funding ratio test called for by the Basel III liquidity framework.

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

Our legacy loan portfolio increased by approximately $563.5 million, or approximately 20.6%, compared to the balance at September 30, 2013, and by $439.5 million, or 20.5% annualized, compared to the balance at December 31, 2013.  Our investment securities portfolio increased $173.4 million from third quarter 2013 and by $13.4 million compared to fourth quarter 2013. Total cash and cash equivalents were $503.0 million at September 30, 2014 as compared to $479.5 million at December 31, 2013 and $645.2 million at September 30, 2013.

At September 30, 2014, December 31, 2013 and September 30, 2013, the Company had $24.7 million, $34.8 million and $42.9 million, respectively, in traditional, out-of-market brokered deposits and $84.1 million, $85.3 million, and $113.7 million, respectively, of reciprocal brokered deposits.   Total deposits decreased $140.9 million, or 2.1%, from September 30, 2013, to $6.5 billion resulting primarily from decreases in certificates of deposit by $373.6 million partially offset by increases in core deposits by $232.3 million.  Other borrowings were relatively flat from the balance at September 30, 2013, decreasing by $220,000.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2014, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2014, our Bank had $164.9 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2014, our Bank had a total FHLB credit facility of $981.6 million with total outstanding letters of credit consuming $19.7 million and $137,000 in outstanding advances.  The Company had a $30.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of September 30, 2014:

				Losses	Losses
				Incurred *	Incurred **	Remaining
	FDIC	Original	Original	By FFCH	By South State	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	through	Losses	Mark ***	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	July 26, 2013	September 30, 2014	for Loans	September 30, 2014	Losses

CBT	$233,000	$340,039	$334,082	$—	$312,334	$2,577	$2,227	$317,138
Habersham	94,000	124,363	119,978	—	92,293	2,676	647	95,616
BankMeridian	70,827	70,190	67,780	—	30,456	2,412	2,332	35,200
Cape Fear ****	131,000	12,921	8,213	76,122	6,366	1,761	86	84,335
Plantation ****	70,178	24,273	16,176	35,190	13,120	6,662	28	55,000
Total	$599,005	$571,786	$546,229	$111,312	$454,569	$16,088	$5,320	$587,289

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2014, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $184.3 million at September 30, 2014. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at September 30, 2014, including $306.1 million of loans to lessors of residential buildings, $387.4 million of loans to lessors of nonresidential buildings (except mini-warehouses), $202.4 million of loans to religious organizations, and $250.6 million of loans to offices of physicians, dentists and other health practitioners.

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

•                  Noninterest income risk resulting from rules that now prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions; and

•                  Economic downturn risk resulting in changes in the credit markets, greater than expected non-interest expenses, excessive loan losses and other factors, which risks could be exacerbated by potential negative economic developments resulting from the expiration of the federal tax reductions, and the implementation of federal spending cuts currently scheduled to go into effect.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of September 30, 2014 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business, except for those described below.

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

On March 20, 2014, the parties entered into and filed with the court a stipulation of settlement.  On August 4, 2014, the court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

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

(a)                                 Not applicable

(b)                                 Not applicable

(c)                                  Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2014:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	—		$—	—	147,872
August 1 - August 31	—		—	—	147,872
September 1 - September 30	(1,805	)*	60.39	—	147,872

Total	(1,805)			—	147,872

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

SOUTH STATE CORPORATION
(Registrant)

Date: November 10, 2014	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date November 10, 2014	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: November 10, 2014	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 3.1

Amended and Restated Articles of Incorporation of South State Corporation, filed October 24, 2014 (incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014)

Exhibit 3.2	Amended and Restated Bylaws of South State Corporation, dated October 23, 2014 (incorporated by reference as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014)

Exhibit 10.1

Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 30, 2014)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.