Form 10-K
period 2014-12-31
SOUTH STATE Corp
filed 2015-02-27
CIK 764038

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐.

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

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $1,427,741,000 based on the closing sale price of $61.00 per share on June 30, 2014. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 26, 2015 was 24,156,759.

Documents Incorporated by Reference

         Portions of the Registrant's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

South State Corporation
Index to Form 10-K

(1)
All or portions of this item are incorporated by reference to the Registrant's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders.

Forward-Looking Statements

        The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned "Forward-Looking Statements" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

 PART I

Item 1.    Business.

        South State Corporation (formerly First Financial Holdings, Inc. (July 26, 2013 - June 30, 2014) and SCBT Financial Corporation (February 20, 2004 - July 26, 2013)), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, South State Bank (formerly SCBT) (the "Bank"), a South Carolina-chartered commercial bank that opened for business in 1934. The Bank operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly owned registered investment advisors, and First Southeast Investor Services, a wholly-owned limited service broker-dealer. We do not engage in any significant operations other than the ownership of our banking subsidiary.

        On June 30, 2014, First Financial Holdings, Inc. changed its name to South State Corporation, and SCBT, the wholly-owned bank subsidiary of South State Corporation, changed its name to South State Bank. Unless otherwise mentioned or unless the context requires otherwise, references herein to "South State," the "Company" "we," "us," "our" or similar references mean South State Corporation and its consolidated subsidiaries. References to the "Bank" means South State Bank, a South Carolina banking corporation.

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

        Our Bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through financial centers in South Carolina, North Carolina, northeast Georgia, coastal Georgia. At December 31, 2014, we had approximately $7.8 billion in assets, $5.7 billion in loans, $6.5 billion in deposits, $984.9 million in shareholders' equity, and a market capitalization of approximately $1.6 billion.

        We began operating in 1934 in Orangeburg, South Carolina and have maintained our ability to provide superior customer service while also leveraging our size to offer many products more common to larger banks. We have pursued a growth strategy that relies on organic growth supplemented by the acquisition of select financial institutions or branches in certain market areas.

        In recent years, we have continued to grow the business under our guiding principles of soundness, profitability and growth. Below are highlights of our expansion efforts over the past three years:

  •
  On July 26, 2013, the Company completed the business combination wherein First Financial Holdings, Inc. ("FFHI"), of Charleston, South Carolina, a bank holding company, merged into the Company, and the Company also changed its name from "SCBT Financial Corporation" to "First Financial Holdings, Inc." First Federal Bank merged into the Bank. The remaining subsidiaries became subsidiaries of the Bank, which included First Southeast 401k Fiduciaries, a wholly-owned registered investment advisor, and First Southeast Investor Services, a wholly-owned broker-dealer.

  •
  On December 13, 2012, the Company completed the business combination wherein The Savannah Bancorp, Inc. ("Savannah"), of Savannah, Georgia, a bank holding company, merged into the Company, and The Savannah Bank, N.A., and Bryan Bank and Trust merged into the Bank and Minis & Company, Inc., a registered investment advisory firm became a wholly-owned subsidiary of the Bank.

  •
  On April 24, 2012, the Company completed the business combination wherein the Peoples Bancorporation, Inc. ("Peoples"), of Easley, South Carolina, a bank holding company, merged into the Company, and its bank subsidiaries, The Peoples National Bank ("PNB"), Bank of Anderson ("BOA"), and Seneca National Bank ("SNB") merged into the Bank.

        Our principal executive offices are located at 520 Gervais Street, Columbia, South Carolina 29201. Our mailing address at this facility is Post Office Box 1030, Columbia, South Carolina 29202 and our telephone number is (800) 277-2175.

Available Information

        We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") on our website at www.southstatebank.com. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the "SEC"). These filings are also accessible on the SEC's website at www.sec.gov. In addition, we make available under the Investor Relations section on our website (www.southstatebank.com) the following: (i) Corporate Governance Guidelines, (ii) Code of Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit, Compensation, Executive, Wealth Management and Trust, Risk, and Corporate Governance & Nominating Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Financial Management Division, South State Corporation, 520 Gervais Street, Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website, www.southstatebank.com. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

        We serve customers and conduct our business from 127 financial centers in 19 South Carolina counties, four North Carolina counties, ten northeast Georgia counties, and two coastal Georgia counties. We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase as a result of consolidation among banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

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

Employees

        As of December 31, 2014, our Bank had 2,081 full-time equivalent employees compared to 2,106 as of the same date in 2013. We consider our relationship with our employees instrumental to the success of our business. We provide most of our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive for officers and key employees, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition in November of 2005), and a 401(k) plan with employer match.

Regulation and Supervision

        As a financial institution, we operate under a regulatory framework. The framework outlines a regulatory environment applicable to financial holding companies, bank holding companies, and their subsidiaries. Below, we have provided some specific information relevant to the Company. The regulatory framework under which we operate is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation's (the "FDIC") Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

General

        The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the SEC, and other state and federal law enforcement agencies. This environment entails significant potential increases in compliance requirements and associated costs.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

        The Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways, including:

  •
  The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,

  •
  Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies,

  •
  Granting new authority to the FDIC as liquidator and receiver,

  •
  Changing the manner in which deposit insurance assessments are made,

  •
  Requiring regulators to modify capital standards,

  •
  Establishing the Bureau of Consumer Financial Protection (the "CFPB"),

  •
  Capping interchange fees that banks charge merchants for debit card transactions,

  •
  Imposing more stringent requirements on mortgage lenders, and

  •
  Limiting banks' proprietary trading activities.

        There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

        The Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, promulgates capital standards for banking organizations. In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision ("Basel III") and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies, which we collectively refer to herein as "covered" banking organizations. The final rule became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the final rule will be fully phased in by January 1, 2019.

        The rule imposes higher risk-based capital and leverage requirements for covered banking institutions than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

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

        The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Volcker Rule

        Section 619 of the Dodd-Frank Act, known as the "Volcker Rule," prohibits any bank, bank holding company, or affiliate (referred to collectively as "banking entities") from engaging in two types of activities: "proprietary trading" and the ownership or sponsorship of private equity or hedge funds that are referred to as "covered funds." On December 10, 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015. At December 31, 2014, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Prompt Corrective Action

        As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. Under current regulations, the categories are as noted below. Beginning in January 2015, however, the minimum capital levels for each prompt corrective action category will be increased pursuant to the new capital regulations adopted in July 2013, described above under "Regulation and Supervision—Basel Capital Standards." The following is a list of the current criteria for each prompt corrective action category:

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

        As of December 31, 2014, the Bank's regulatory capital surpassed the levels required to be considered "well capitalized."

        As further described under "Regulation and Supervision—Basel Capital Standards," in July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies. It is management's belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effective at that time.

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

        The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the South Carolina Board of Financial Institutions ("SCBFI") is required to pay dividends that exceed the current year's net income. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        The ability of the Company and the Bank to pay dividends may also be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described above. The right of the Company, its shareholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiary is further subject to the prior claims of creditors of our Bank.

        In January of 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million. These funds, along with a normal level of Bank dividends, provided the Company with sufficient funds to redeem $65.0 million of outstanding preferred stock. In December 2014, the Company received all necessary regulatory approvals and redeemed $46.4 million of outstanding preferred stock in January 2015 (see Note 30-Subsequent Events to our audited consolidated financial statements for more information).

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

  •
  the Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check; and

  •
  the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions.

Enforcement Powers

        The Bank and its "institution-affiliated parties," including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Potential civil penalties have been substantially increased. Criminal penalties for some financial institution crimes have been increased to 20 years.

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

        The number of government entities authorized to take action against the Bank has expanded under the Dodd-Frank Act. The FDIC continues to have primary federal enforcement authority, and the SCBFI also has enforcement authority, with respect to the Bank. In addition, the CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of the Bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including the Bank. Prior notice to the CFPB and the FDIC would be necessary for an action against the Bank.

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

Executive Officers of South State Corporation

        Executive officers of South State Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions over the past five years, and terms of office as of February 26, 2015, are as follows:

Name (age)	Position and Five Year History	With the Company Since
Robert R. Hill, Jr. (48)	Chief Executive Officer and Director, President (2004 - 2013)	1995
John C. Pollok (49)	Senior Executive Vice President, Director, Chief Financial Officer (2007 - 2010, 2012—Present) and Chief Operating Officer	1996
Joseph E. Burns (60)	Senior Executive Vice President, Chief Credit Officer (2000 - 2009, 2013—Present) and Chief Risk Officer	2000
John F. Windley (62)	Chief Banking Officer and President of South State Bank	2002
R. Wayne Hall (64)	President and Director	2013
Renee R. Brooks (45)	Chief Administrative Officer Corporate Secretary (2009 - 2014)	1996

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

General Business Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

        In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, declining oil prices, on-going federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

        Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

        Overall, during recent years, the business environment has been adverse for many households and businesses in the U.S. and worldwide. While economic conditions in our primary markets of South Carolina, North Carolina and Georgia, as well as the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loan portfolio and our business, financial condition and results of operations.

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

        Negative developments that began in the latter half of 2007 have now began to show some signs of improvement both nationally and in our primary markets of South Carolina, North Carolina, and Georgia. The competition for deposits and quality loans has increased significantly given the limited number of qualified borrowers. As a result, we may face the following risks:

  •
  economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolio to deteriorate;

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

        We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2014, we had approximately 25,754 of non-acquired and acquired non-credit impaired loans secured by real estate with an average loan balance of approximately $152,000. At December 31, 2014, we had approximately 49,769 total non-acquired and acquired non-credit impaired loans with an average loan balance of approximately $95,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause loan losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our non-acquired loan portfolio is secured by real estate. As of December 31, 2014, approximately 81.5% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the economic downturn that began in the latter half of 2007. This downturn resulted in increased inventories of unsold real estate, higher vacancy rates, lower lease rates and higher foreclosure rates, which in turn caused property values for real estate collateral to decline. While economic conditions and real estate in our primary markets of South Carolina, North Carolina and Georgia have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

        As of December 31, 2014, our non-acquired and acquired non-credit impaired outstanding commercial real estate loans were equal to 102.1% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

        Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise. Adverse changes in, and further deterioration of, the economic conditions of the Southeast United States in general or in our primary markets in South Carolina, Mecklenburg County and Wilmington, North Carolina, Northeast Georgia, and Savannah, Georgia could negatively affect our financial condition, results of operations and profitability. While economic conditions in the states of South Carolina, North Carolina, and Georgia, along with the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

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

        In accordance with our strategic plan, we evaluate opportunities to acquire other banks and branch locations to expand the Company. As a result, we may engage in acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity.

        Our acquisition activities could require us to issue a significant number of shares of common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

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

  •
  the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, or the Community Reinvestment Act, and the possibility that any such issues associated with the target institution, which we may or may not be aware of at the time of the acquisition, could impact the combined entity after completion of the acquisition;

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

        Any acquisition of assets and liabilities of target banks that are in receivership through the FDIC bid process for failed institutions requires our Bank to enter into a Purchase & Assumption Agreement (the "P&A Agreement") with the FDIC. The P&A Agreement typically provides limited disclosure about, and limited indemnification for, risks associated with the target bank. There is a risk that such disclosure regarding, and indemnification for, the assets and liabilities of target banks will not be sufficient and we will incur unanticipated losses in connection with any acquisition of assets and liabilities of target banks through the FDIC bid process for failed institutions. We may be required to make an additional payment to the FDIC under certain circumstances following the completion of an FDIC-assisted acquisition if, for example, actual losses related to the target bank's assets acquired are less than a stated threshold.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

        Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

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

        We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, among other transactions, the following transactions require the consent of the FDIC:

  •
  any merger or consolidation of the Company in which our shareholders will own less than sixty-six and two-thirds percent (66.66%) of the equity of the consolidated entity (in connection with the merger with FFHI, the FDIC consented to the assumption by South State Bank of the First Federal purchase and assumption agreement with the FDIC related to Plantation and Cape Fear), or

  •
  any sale of shares of our common stock, or securities convertible into our common stock, by one or more shareholders that will effect a change in control of the Company, as determined by the FDIC with reference to the standards under the Change in Bank Control Act.

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

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisitions of Community Bank & Trust ("CBT"), Habersham Bank ("Habersham"), BankMeridian, Plantation Federal Bank ("Plantation"), and Cape Fear Bank ("Cape Fear").

        Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired through the acquired banks, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Our loss share agreements with the FDIC with respect to Plantation covers losses on certain commercial loans and commercial OREO; it does not cover losses on single-family residential real estate loans. Additionally, the loss sharing agreements have limited terms (10 years for losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and eight years with respect to recoveries on non-residential real estate loans). Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of the loss share agreements, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our losses could increase.

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

We may be exposed to a need for additional capital resources for the future and these capital resources may not be available when needed or at all.

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

        Our primary policy for managing interest rate risk exposure involves monitoring exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. As of December 31, 2014, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.70% increase in net interest income—as compared with a forward-rate curve interest rate scenario as the base case. As a result of the current rate environment with federal funds rates between zero and 25 basis points, simulation analysis does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is somewhat asset sensitive to the indicated change in interest rates over a one-year horizon.

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

        Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general U.S. economic conditions, and the relative interest rates on fixed-rate and adjustable-rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage-backed securities as an adjustment from interest income over the expected life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

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

        We have historically granted equity awards, including options, restricted stock awards or restricted stock units, to key management personnel as part of a competitive compensation package. Our ability to grant equity compensation awards as a part of our total compensation package has been vital to attracting, retaining and aligning shareholder interest with a talented management team in a highly competitive marketplace.

        In the future, we may seek shareholder approval to adopt new equity compensation plans so that we may issue additional equity awards to management in order for the equity component of our compensation packages to remain competitive in the industry. Shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. These advisors influence certain shareholder votes regarding approval of a company's request for approval of new equity compensation plans. The factors used to formulate these guidelines and voting recommendations include the volatility of a company's share price and are influenced by broader macro-economic conditions that can change year to year. The variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to obtain approval to adopt new equity plans in the future. If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long-term cash compensation plans or significantly increased short-term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long-term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long-term incentive compensation, including options, restricted stock or restricted stock units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

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

        We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

        Our ability to compete successfully depends on a number of factors, including, among other things:

  •
  the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;

  •
  the ability to expand our market position;

  •
  the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

  •
  the rate at which we introduce new products and services relative to our competitors;

  •
  customer satisfaction with our level of service; and

  •
  industry and general economic trends.

        Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

        The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

        Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

        We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyber attacks during the past few years has further heightened our attention to this risk. As such, we are in the process of implementing additional security software and hiring additional persons to monitor and assist with the mitigation of this ever increasing risk.

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

        As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

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

        Banks with assets of $10 billion or more are subject to a deposit assessment based on a "scorecard" system that combines regulatory ratings and certain forward-looking financial measures intended to assess the risk an institution poses to the deposit insruance fund. If our total assets increase to $10 billion or more for at least four consecutive quarters, then the Bank's deposit insurance assessment would be based on this scorecard system, which could result in an increase in the amount of premiums that we are required to pay for FDIC insurance.

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

        Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to increased capital, liquidity and risk management requirements, create additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

The Dodd-Frank Act has affected and will continue to affect our business.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business include:

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

  •
  regulation of debit interchange fees for banks with assets of $10 billion or greater than $10 billion;

  •
  changes in retail banking regulations; and

  •
  changes in regulation of consumer mortgage loan origination and risk retention.

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

        The federal agencies have issued or proposed certain rules which apply directly or differently to larger institutions with more than $10 billion in assets, such as regulations for financial institutions deemed systemically significant, regulations requiring stress tests and regulations implementing the Volcker Rule. However, requirements and policies applicable to larger institutions may, in some cases, become "best practice" standards that are expected to also be met by smaller institutions. Therefore, as a result of the changes required by the Dodd-Frank Act with respect to larger institutions, we may make changes to certain of our business practices and our profitability may be impacted. The evaluation and implementation of such changes may require significant management attention and resources.

        Many provisions of the Dodd-Frank Act became effective immediately upon its enactment or have been implemented by regulations promulgated by various federal agencies. Some provisions of the Dodd-Frank Act require regulations that have not yet been proposed or finalized by the applicable federal agencies. Certain provisions of the Dodd-Frank Act and its implementing regulations may have unintended effects, which will not be clear until sometime after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

If our total consolidated assets increase to $10 billion or more, we will be subject to additional regulations and oversight that are not currently applicable to us and that would impact our earnings.

        As of December 31, 2104, the Company had total assets of approximately $7.8 billion. If our total consolidated assets increase to $10 billion or more, we will become subject to additional regulations and oversight that could affect our revenues and expenses. Such regulations and oversight include the following.

        The CFPB has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB has examination and primary enforcement authority with respect to banks with over $10 billion in assets. Banks with $10 billion or less in assets are examined for compliance with the consumer laws and regulations by their primary federal banking agency. If the Bank were to become subject to CFPB examination, receiving adverse examination findings from the CFPB, among other things, could negatively impact our operations, results of operations and financial condition.

        In addition, banking organizations with more than $10 billion in assets must conduct annual stress tests using various scenarios established by federal regulators. Such stress tests are designed to determine whether a banking organization's capital planning, assessment of capital adequacy and risk management practices adequately protect the banking organization in the event of certain economic downturn scenarios. A banking organization that is required to perform stress tests must establish adequate internal controls, documentation, policies and procedures to ensure that the annual stress test adequately meets these objectives. Banking organizations that are required to perform stress rest must report the results of their annual stress to their federal regulator and must consider the results of their stress test as part of their capital planning and risk management practices.

        Furthermore, banks with assets in excess of $10 billion are subject to deposit insurance premium assessments based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank's CAMELS rating and results of asset-related stress testing and funding-related stress, among other things. Depending on the results of a bank's performance under that scorecard, the total base assessment rate for the bank's deposit insurance premiums may increase.

        Banks with over $10 billion in total assets also cease to be exempt from the requirements of the Federal Reserve's rules on interchange transaction fees for debit cards, which limit subject banks to receiving only a "reasonable" interchange transaction fee for any debit card transactions processed using debit cards issued by the bank to its customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions.

        If our total consolidated assets were to increase to $10 billion or more, then we may expend additional resources necessary to comply with the additional applicable regulatory requirements. Increased deposit insurance assessments could result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange could reduce our revenues. Finally, a failure to meet prudential standards and stress testing requirements could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

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

        In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. This rule substantially amended the regulatory risk-based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

        The final rule increases capital requirements and generally includes two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 ("CET1") capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rule permits bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1.

Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

        The final rule adjusts all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction was required.

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

        In addition to the higher required capital ratios and the new deductions and adjustments, the final rule increases the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

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

        Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until March 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014, and in February 2014, the debt ceiling was suspended further until March 16, 2015. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

        Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2014, we had 24,150,702 shares of common stock outstanding and had reserved for issuance 294,342 shares underlying options that are or may become exercisable at an average price of $35.91 per share. In addition, as of December 31, 2014, we had the ability to issue 1,421,540 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

        Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose. Such corproate purposes could include, among other things, issuances of equity-based incentives under or outside of our equity compensation plans, issuances of equity in business combination transactions, and issuances of equity to raise additional capital to support growth or to otherwise strengthen our balance sheet. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of outstanding shares and may dilute the economic and voting ownership interest of our existing shareholders.

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

An investment in our common stock is not an insured deposit.

        Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina. The main offices of South State Bank and the Midlands region lead branch are also located in this approximately 57,000 square-foot building. Including this main location, our bank owns 91 properties and leases 41 properties, all of which are used as branch locations or for housing operational units in North and South Carolina and Georgia. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company's premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 21—Lease Commitments to our audited consolidated financial statements.

Item 3.    Legal Proceedings.

        As of December 31, 2014 and the date of this form 10-K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  (a)
  The table below describes historical information regarding our common equity securities:

	2014	2013	2012	2011	2010
Stock Performance
Dividends per share	$0.82	$0.74	$0.69	$0.68	$0.68
Dividend payout ratio	26.61%	31.91%	34.11%	42.11%	16.74%
Dividend yield (based on the average of the high and low for the year)	1.34%	1.37%	1.94%	2.26%	1.98%
Price/earnings ratio (based on year-end stock price and diluted earnings per share)	21.78x	27.95x	19.79x	17.80x	8.03x
Price/book ratio (end of year)	1.64x	1.63x	1.34x	1.07x	1.27x
Common Stock Statistics
Stock price ranges:
High	$68.50	$68.69	$42.13	$36.18	$41.03
Low	53.87	39.56	29.16	24.02	27.59
Close	67.08	66.51	40.18	29.01	32.75
Volume traded on exchanges	18,488,200	15,928,600	9,796,100	8,048,600	9,948,300
As a percentage of average shares outstanding	76.63%	79.29%	65.88%	58.16%	77.91%
Earnings per share, basic	$3.11	$2.41	$2.04	$1.65	$4.11
Earnings per share, diluted	3.08	2.38	2.03	1.63	4.08
Book value per share	40.78	40.72	29.97	27.19	25.79

Quarterly Common Stock Price Ranges and Dividends

	Years Ending December 31,
	2014			2013
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$66.76	$56.88	$0.19	$51.68	$39.56	$0.18
2nd	64.39	54.03	0.20	51.82	46.80	0.18
3rd	64.60	55.90	0.21	58.31	50.21	0.19
4th	68.50	53.87	0.22	68.69	54.38	0.19

        As of February 26, 2015, we had issued and outstanding 24,156,759 shares of common stock which were held by approximately 15,500 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol "SSB."

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

        We pay cash dividends to the Company's shareholders from our assets, which are provided primarily by dividends paid to the Company by our Bank. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends in excess of the bank's net income for the current year. For the year ended December 31, 2014, our Bank paid dividends of approximately $89.8 million to the Company. We anticipate that we will continue to pay cash dividends from our Bank to the Company in the future without needing SCBFI approval. Dividends paid to our shareholders are approved each quarter by the board of directors.

Cumulative Total Return Performance

	Period Ending
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
South State Corporation	$100.00	$120.68	$109.39	$154.54	$259.49	$265.36
NASDAQ Composite Index	$100.00	$118.15	$117.22	$138.02	$193.47	$222.16
SNL Southeast Bank Index	$100.00	$97.10	$56.81	$94.37	$127.88	$144.03

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

  (b)
  Not applicable.

  (c)
  Issuer Purchases of Equity Securities:

        In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2014:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—		$—	—	147,872
November 1 - November 30	2,103	*	62.22	—	147,872
December 1 - December 31	5,976	*	63.95	—	147,872

Total	8,079			—	147,872

*
These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.    Selected Financial Data.

        The following table presents selected financial and quantitative data for the five years ended December 31 for South State Corporation:

(Dollars in thousands, except per share)	2014	2013	2012	2011	2010
Balance Sheet Data Period End
Assets	$7,826,227	$7,931,498	$5,136,446	$3,896,557	$3,594,791
Acquired credit impaired loans, net of acquired allowance for loan losses	919,402	1,220,638	969,395	370,581	321,038
Acquired non-credit impaired loans	1,327,999	1,600,935	73,215	—	—
Non-acquired loans	3,467,826	2,865,216	2,571,003	2,470,565	2,296,200
Loans, net of unearned income*	5,715,227	5,686,789	3,613,613	2,841,146	2,617,238
Investment securities	826,943	812,603	560,091	324,056	237,912
FDIC receivable for loss share agreements	22,161	86,447	146,171	262,651	212,103
Goodwill and other intangible assets	366,927	377,596	128,491	74,426	72,605
Deposits	6,461,045	6,554,144	4,298,443	3,254,472	3,004,148
Nondeposit borrowings	322,751	313,461	293,518	227,119	237,995
Shareholders' equity	984,920	981,469	507,549	381,780	329,957
Number of common shares outstanding	24,150,702	24,104,124	16,937,464	14,039,422	12,793,823
Book value per common share	40.78	40.72	29.97	27.19	25.79
Tangible common equity per common share***	25.59	22.36	22.54	21.89	20.12
Annualized Performance Ratios
Return on average assets	0.95%	0.77%	0.70%	0.58%	1.43%
Return on average equity	7.79	6.90	7.15	6.10	15.45
Return on average tangible common equity***	13.77	11.54	9.27	8.10	20.12
Net interest margin (taxable equivalent)	4.80	4.99	4.83	4.66	4.00
Efficiency ratio	71.41	75.85	72.20	68.77	46.68
Dividend payout ratio	26.61	31.91	34.11	42.11	16.74
Asset Quality Ratios
Allowance for loan losses to period end loans**	1.00%	1.20%	1.73%	2.00%	2.07%
Allowance for loan losses to period end nonperforming loans**	121.12	81.20	71.53	64.19	68.71
Net charge-offs to average loans**	0.16	0.41	0.73	1.12	1.99
Excluding acquired assets:
Nonperforming assets to period end loans and repossessed assets	1.05	1.94	3.13	3.82	3.74
Nonperforming assets to period end total assets	0.47	0.70	1.58	2.44	2.41
Including acquired assets:
Nonperforming assets to period end loans and repossessed assets	1.38	1.88	3.46	5.45	5.76
Nonperforming assets to period end total assets	1.02	1.36	2.50	4.13	4.33
Capital Ratios
Common equity to assets	12.58%	11.55%	9.88%	9.80%	9.18%
Tangible common equity to tangible assets***	8.28	7.13	7.62	8.04	7.31
Tier 1 leverage ratio	9.47	9.30	9.87	9.12	8.48
Tier 1 risk-based capital	13.62	13.58	12.73	14.09	13.34
Total risk-based capital	14.43	14.47	13.99	15.36	14.60
Other Data
Number of financial centers	127	144	86	70	76
Number of employees (full-time equivalent basis)	2,081	2,106	1,324	1,071	1,015

*
Excludes loans held for sale.

**
Excludes acquired assets.

***
A reconciliation of non-GAAP measures to GAAP is presented on page 45.

        The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands, except per share)	2014	2013	2012	2011	2010
Operating earnings
Net operating earnings available to common shareholders (non-GAAP)	$90,572	$63,379	$36,920	$14,445	$347
Gains on acquisitions, net of tax	—	—	—	10,226	62,453
Securities gains (losses), net of tax	(1)	—	130	141	187
Other-than-temporary impairment (OTTI), net of tax	—	—	—	—	(4,447)
Merger and conversion related expense, net of tax	(16,207)	(15,514)	(7,018)	(2,217)	(3,734)
Termination of group insurance, net of tax	—	—	—	—	(893)
FHLB prepayment fee, net of tax	—	—	—	—	(2,031)

Net income available to common shareholders (GAAP)	$74,364	$47,865	$30,032	$22,595	$51,882

Operating earnings per common share, basic
Operating earnings per common share, basic (non-GAAP)	$3.79	$3.19	$2.50	$1.06	$0.03
Effect to adjust for gains on acquisitions, net of tax	—	—	—	0.74	4.95
Effect to adjust for securities gains (losses), net of tax	—	—	0.01	0.01	0.01
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	—	—	—	(0.35)
Effect to adjust for merger and conversion related expense, net of tax	(0.68)	(0.78)	(0.47)	(0.16)	(0.30)
Effect to adjust for termination of group insurance, net of tax	—	—	—	—	(0.07)
Effect to adjust for FHLB prepayment fee, net of tax	—	—	—	—	(0.16)

Earnings per common share, basic (GAAP)	$3.11	$2.41	$2.04	$1.65	$4.11

Operating earnings per common share, diluted
Operating earnings per common share, diluted (non-GAAP)	$3.75	$3.16	$2.49	$1.05	$0.03
Effect to adjust for gains on acquisitions, net of tax	—	—	—	0.73	4.91
Effect to adjust for securities gains (losses), net of tax	—	—	0.01	0.01	0.01
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	—	—	—	(0.35)
Effect to adjust for merger and conversion related expense, net of tax	(0.67)	(0.78)	(0.46)	(0.16)	(0.29)
Effect to adjust for termination of group insurance, net of tax	—	—	—	—	(0.07)
Effect to adjust for FHLB prepayment fee, net of tax	—	—	—	—	(0.16)

Earnings per common share, diluted (GAAP)	$3.08	$2.38	$2.03	$1.63	$4.08

Tangible common equity per common share
Tangible common equity per common share (non-GAAP)	$25.59	$22.36	$22.54	$21.89	$20.12
Effect to adjust for intangible assets	15.19	18.36	7.43	5.30	5.67

Book value per common share (GAAP)	$40.78	$40.72	$29.97	$27.19	$25.79

Return on average tangible common equity
Return on average tangible common equity (non-GAAP)	13.77%	11.54%	9.27%	8.10%	20.12%
Effect to adjust for intangible assets	–5.98%	–4.55%	–2.12%	–2.00%	–4.67%

Return on average common equity (GAAP)	7.79%	6.99%	7.15%	6.10%	15.45%

Tangible common equity to tangible assets
Tangible common equity to tangible assets (non-GAAP)	8.28%	7.13%	7.62%	8.04%	7.31%
Effect to adjust for intangible assets	4.30%	4.42%	2.26%	1.76%	1.87%

Common equity to assets (GAAP)	12.58%	11.55%	9.88%	9.80%	9.18%

        Operating earnings available to common shareholders, basic operating earnings per share, and diluted operating earnings per share are non-GAAP measures and exclude the after-tax effects of gains on acquisitions, gains or losses on sales of securities, other-than-temporary impairment ("OTTI"), merger and conversion related expense, termination of group insurance, and FHLB prepayment fees. The tangible measures above are non-GAAP measures and exclude the effect of period end or average balance of intangible assets. The tangible return on equity measures also adds back the after-tax amortization of intangibles to GAAP basis net income. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating the Company's performance and capital and that may facilitate comparisons with others in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the company's results or financial condition as reported under GAAP.

        The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2014	2013	2012	2011	2010
Summary of Operations
Interest income	$342,022	$286,348	$187,488	$171,718	$155,354
Interest expense	15,662	12,987	11,094	20,266	32,737

Net interest income	326,360	273,361	176,394	151,452	122,617
Provision for loan losses	6,590	1,886	13,619	30,236	54,282

Net interest income after provision for loan losses	319,770	271,475	162,775	121,216	68,335
Noninterest income	94,696	53,720	41,283	55,119	137,735
Noninterest expense	303,038	250,621	158,898	142,978	125,242

Income before provision for income taxes	111,428	74,574	45,160	33,357	80,828
Provision for income taxes	35,991	25,355	15,128	10,762	28,946

Net income	75,437	49,219	30,032	22,595	51,882
Preferred stock dividends	1,073	1,354	—	—	—

Net income available to common shareholders	$74,364	$47,865	$30,032	$22,595	$51,882

Per Common Share Information
Net income available to common shareholders, basic	$3.11	$2.41	$2.04	$1.65	$4.11
Net income available to common shareholders, diluted	3.08	2.38	2.03	1.63	4.08
Cash dividends	0.82	0.74	0.69	0.68	0.68

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

  •
  Merger integration risk, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

  •
  Transaction risk arising from problems with service or product delivery;

  •
  Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;

  •
  Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;

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

Introduction

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes South State Corporation and its subsidiary's results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013, and the year ended December 31, 2013 as compared to the year ended December 31, 2012, and also analyzes our financial condition as of December 31, 2014 as compared to December 31, 2013. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb our estimate of probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other services we charge to our customers. We incur costs in addition to interest expense on deposits and other borrowings, the largest of which is salaries and employee benefits. We describe the various components of this noninterest income and noninterest expense in the following discussion.

        The following section also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other information included in this Report.

Overview

        We achieved net income of $74.4 million, or $3.08 diluted earnings per share ("EPS"), during 2014 compared to net income of $47.9 million, or $2.38 diluted EPS in 2013. Net interest income was up $53.0 million, or 19.4%, due primarily to having twelve months of results included in 2014 from the acquisition of FFHI compared to five months in 2013. In addition, average earning assets increased by $1.3 billion, a 24.0% increase over the prior year. This increase resulted in interest income increasing by $55.7 million, or 19.4%. Interest expense increased by $2.7 million, or 20.6%, driven by a $906.3 million increase in interest-bearing liabilities, a 20.7% increase from 2013. Overall cost of funds, including costs associated with noninterest bearing liabilities, declined to 22 basis points from approximately 25 basis points. Provision for loan losses increased by $4.7 million compared to 2013 due primarily to $602.6 million of non-acquired loan growth. Noninterest income increased by $41.0 million, or 76.3%, due primarily to the acquisition of FFHI and inclusion of that business for all of 2014 compared to five months in 2013; and a significant decline in amortization of the FDIC indemnification asset of approximately $7.6 million. Noninterest expense was higher than the prior year by $52.4 million due primarily to a significant increase in salaries and employee benefits of $36.3 million. All other expense categories increased as a result of the acquisition of FFHI in mid-2013. OREO expense and loan related declined by $1.9 million as the inventory of OREO continues to decline, therefore, reducing our cost to carry these assets and our write downs were less as the economy continued to improve. In addition, the amortization of intangibles increased by more than $2.2 million for the year, or 36.8%, with a full year of amortization expense on acquired FFHI intangibles included in 2014 compared to five months in 2013. Income taxes increased by $10.6 million due primarily to the larger pre-tax income in 2014 than 2013 of $36.9 million. The effective tax rate decreased from 34.00% to 32.30% due primarily to increases in both federal and state tax credit investments.

        At December 31, 2014, total classified assets declined by $4.9 million or 5.1% to $91.2 million from the level at December 31, 2013. Net charge offs as a percentage of average non-acquired loans for 2014 equaled 0.16% compared to 0.41% in 2013, an improvement of 0.25%. Non-acquired nonperforming assets ("NPAs") decreased to $36.5 million at December 31, 2014 from $55.7million at December 31, 2013, due to a decrease in the level of non-acquired nonaccrual loans and non-acquired OREO. NPAs as a percentage of non-acquired loans and repossessed assets decreased 89 basis points to 1.05% at December 31, 2014 as compared to 1.94% at December 31, 2013. Total NPAs (including acquired NPAs) to total assets at December 31, 2014 were 1.02% compared to 1.36% at the end of 2013. These improvements in NPAs reflect the gradual improvement of the real estate market within our local markets and overall improvement in the economy.

        Our efficiency ratio was 71.4% at December 31, 2014 as compared to 75.9% at December 31, 2013. This lower ratio was primarily the result of the growth of net interest income and non-interest income in relation to the growth of noninterest expense during 2014. On an operating basis for December 31, 2014 and 2013, the efficiency ratio was 63.0% and 64.9%, respectively, excluding merger and conversion related expenses and OREO and loan related cost.

        Our balance sheet continued to strengthen as evidenced by the decline in OREO of $22.2 million, or 34.2%; the decline in the FDIC receivable for loss share agreements by $64.3 million, or 74.4%; the redemption of $65.0 million in preferred stock with a 9% dividend rate in March 2014, a savings of $5.9 million annually; growth of our non-acquired loans of $602.6 million, or 21.0%; and increase in non-interest bearing deposits of $153.5 million, or 10.3%. Our acquired loan portfolio decreased during 2014 by $574.2 million, or 20.4%. On January 7, 2015, we redeemed $45.0 million of Trust Preferred Securities, classified as "other borrowings" on our balance sheet, which had an interest rate of 7%. This transaction is expected to save $2.2 million, net of tax, during 2015.

        We continue to remain well-capitalized with a total risk-based capital ratio of 14.43% and a Tier 1 leverage ratio of 9.47%, as of December 31, 2014, compared to 14.47% and 9.30%, at December 31, 2013. The total risk-based capital ratio has declined slightly due to the increase in risk-weighted assets with the expiration of the Cape Fear loss share agreement on commercial assets on June 30, 2014, which moved assets from 20% to 100% risk weighted. In addition, capital remained relatively flat with net income nearly offset by the redemption of $65.0 million in preferred stock and dividends paid to preferred and common shareholders during 2014. Tier 1 leverage ratio slightly increased from the prior year and reflects equity movements discussed earlier. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

        At December 31, 2014, we had $7.8 billion in assets and 2,081 full-time equivalent employees. Through our Bank we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

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

        The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates nonaccrual loans and TDRs to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

Allowance for Acquired Loan Losses

        With the FFHI and Savannah acquisitions, the Company segregated the loan portfolio between loans for which there was a discount related, in part, to credit (ASC Topic 310-30 loans) and loans for which there was not a material discount attributable to credit. The loans where the discount was not attributable to credit or revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans.

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

        Our stock price has historically traded above its book value and tangible book value. During 2014, the lowest trading price for our stock was $53.87, and the stock price closed on December 31, 2014 at $67.08, above book value and tangible book value. We evaluated the carrying value of goodwill as of April 30, 2014, our annual test date, and determined that no impairment charge was necessary. Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

        Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary bank. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2014 or 2013.

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

Results of Operations

        Consolidated net income available to common shareholders increased by $26.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase reflects the improved net interest income and improved noninterest income, partially offset by an increase in the provision for loan losses, increases in noninterest expenses and an increase in the provision for income taxes. Calendar year 2013 included five months of activity after the acquisition of FFHI compared to 2014 which included the full twelve months of activity. Below are key highlights of our results of operations during 2014:

  •
  Consolidated net income available to common shareholders increased 55.4% to $74.4 million in 2014 compared with $47.9 million in 2013, and increased $44.3 million or 147.6% from 2012, when net income totaled $30.0 million.

  •
  Basic earnings per common share increased to $3.11 in 2014 compared with $2.41 in 2013, or 29.0%, and $2.04 in 2012, or 52.5%.

  •
  Diluted earnings per common share increased to $3.08 in 2014 compared with $2.38 in 2013, or 29.4%, and $2.03 in 2012, or 51.7%.

  •
  Book value per common share was $40.78 at the end of 2014, an increase from $40.72 at the end of 2013 and $29.97 at the end of 2012. The slight increase in 2014 was related to higher net income and reduced accumulated other comprehensive loss. These were partially offset by the redemption of preferred stock of $65.0 million in March of 2014 and the payment of dividends to common and preferred shareholders during the year. The increase from 2012 was primarily the result of the acquisition of FFHI during 2013.

  •
  Return on average assets increased to 0.95% in 2014, compared with 0.77% in 2013 and 0.70% in 2012. The increase in return on average assets for the year ended December 31, 2014 compared to December 31, 2013 was driven by improved net income partially offset by the increase in average total assets primarily from the acquisition of FFHI. Average assets increased by approximately $1.6 billion, or 24.9% during 2014.

  •
  Return on average common shareholders' equity increased to 7.80% in 2014, compared with 6.99% in 2013, and increased from 7.15% in 2012. The increase in 2014 was the result of higher net income which outpaced the $268.1 million average increase in common equity. The increase from 2012 reflected the increase in average shareholders' equity from the issuance of common shares related to the FFHI merger and fully offset by higher net income.

  •
  Our dividend payout ratio decreased to 26.61% for the year ended December 31, 2014 compared with 31.91% in 2013 and 34.11% in 2012. The decrease from 2013 and 2012 reflects higher net income available to common shareholders for the years ended December 31, 2013 and 2012. The higher net income was primarily the result of the acquisition of FFHI in 2013. Our dividend was increased by $0.08 per share, or 10.8% in 2014 compared to 2013.

  •
  Our common equity to assets ratio increased to 12.58% at December 31, 2014 compared with 11.55% in 2013 and 9.88% in 2012.

        The yield on average earning assets declined by 19 basis points in 2014 from 2013 due primarily to the decline in the yield on acquired loans which decreased by 73 basis points and a decline in the yield on non-acquired loans which decreased by 25 basis points. Both of these decreases were directly attributable to the low interest rate environment. This decrease was fully offset by the increase in volume from a full year of acquired loans from the FFHI acquisition being included in 2014 which increased the average balance by $687.5 million (only five months in 2013) and resulted in an increase in interest income of $38.1 million, and non-acquired loan volume increased substantially in 2014, which resulted in an increase in interest income of $13.1 million. Average rate of interest-bearing liabilities remained level in 2014 with 2013 at 30 basis points. All categories of funding showed improvement during 2014, other than the other borrowing category which included a full year of 7% cost on trust preferred securities acquired in the FFHI acquisition (see Note 30—Subsequent Events in our notes to the audited consolidated financial statements). These trust preferred securities resulted in an increase in interest expense of $1.9 million in 2014 over 2013. Interest expense on deposits increased by approximately $812,000 which was the result of an increase in balances during the year. The average balance of interest-bearing liabilities grew by $906.3 million, or 20.7%, due primarily from the acquisition of FFHI. Overall, higher net interest income was the result of a much higher average earning asset base in 2014, partially offset by a decline in the overall yield.

        In the table below, we have reported our results of operations by quarter for the years ended December 31, 2014 and 2013.

Table 1—Quarterly Results of Operations (unaudited)

	2014 Quarters				2013 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$85,380	$84,348	$84,831	$87,463	$88,766	$83,703	$57,530	$56,169
Interest expense	3,829	3,979	3,858	3,996	4,351	4,022	2,246	2,368

Net interest income	81,551	80,369	80,973	83,467	84,415	79,681	55,284	53,801

Provision for loan losses	1,481	2,091	2,169	849	(12)	659	179	1,060
Noninterest income	25,299	24,453	24,399	20,545	20,649	15,063	8,485	9,523
Noninterest expense	74,676	75,058	75,889	77,415	83,888	75,406	44,885	46,441

Income before income taxes	30,693	27,673	27,314	25,748	21,188	18,679	18,705	15,823
Income taxes	9,445	8,346	9,368	8,832	7,204	6,805	6,173	5,174

Net income	$21,248	$19,327	$17,946	$16,916	$13,984	$11,874	$12,532	$10,649
Preferred stock dividends	—	—	—	1,073	812	542	—	—

Net income available to common shareholders	$21,248	$19,327	$17,946	$15,843	$13,172	$11,332	$12,532	$10,649

Earnings Per Share
Net income, basic	$0.89	$0.81	$0.75	$0.66	$0.55	$0.53	$0.75	$0.63
Net income, diluted	0.88	0.80	0.74	0.66	0.55	0.52	0.74	0.63
Cash dividends	0.22	0.21	0.20	0.19	0.19	0.19	0.18	0.18

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

        The Federal Reserve's Federal Open Market Committee's target for Federal funds remained at a range of zero to 0.25% for the year ended December 31, 2014. We continued to reduce rates on all of our deposit products in 2014 in line with the historically low Federal funds target. The reduction in the rates on interest-bearing liabilities contributed to higher net interest income for 2014 as compared to 2013. The repricing of all of our deposit products to lower interest rates, offset by the full year impact of additional balances added from the FFHI merger resulted in an increase in interest expense of $2.7 million for the year ended December 31, 2014. The increase in net interest income was volume driven, as average interest-earning assets increased considerably during the year. The yields on interest-earning assets continued to adjust downward while the rates on interest-bearing liabilities remained relatively flat contributing to the decline in the net interest margin.

        Net interest income highlighted for the year ended December 31, 2014:

  •
  Net interest income increased by $53.0 million, or 19.4%, to $326.4 million during 2014.

  •
  Higher 2014 net interest income was driven by an increase in volume as total average interest-earning assets increased by $1.3 billion, or 24.0%. This increase is partially offset by lower accretion income on the acquired credit-impaired loans.

  •
  An increase in the average balances of both acquired and non-acquired loans was the largest contributor to the volume increase, accounting for 87.3% of the growth in the average balance of total interest-earning assets for the year ended December 31, 2014. The average balance of acquired loans increased $687.5 million and the average balance of non-acquired loans increased $474.0 million from the year ended December 31, 2013.

  •
  Non-taxable equivalent net interest margin decreased 18 basis points to 4.75% from 4.93% in 2013.

  •
  Net interest margin (taxable equivalent) decreased 19 basis points to 4.80% during 2014.

  •
  Interest-free funds favorably impacted net interest margin by seven basis points, an increase of one basis point from the year ended December 31, 2013.

        Net interest income highlighted for the year ended December 31, 2013:

  •
  Net interest income increased by $97.0 million, or 55.0%, to $273.4 million during 2013.

  •
  Higher 2013 net interest income was driven by higher average balances of interest earning assets from the FFHI and Savannah mergers completed in July 2013 and December 2012, respectively, and by a 7 basis point decrease in the average rate on interest-bearing liabilities.

  •
  Non-taxable equivalent net interest margin increased 17 basis points to 4.93% from 4.76% in 2012.

  •
  Net interest margin (taxable equivalent) increased 16 basis points to 4.99% during 2013.

  •
  Interest-free funds favorably impacted net interest margin by six basis points, flat from the year ended December 31, 2012.

  •
  The average balance of acquired loans increased $1.3 billion from the year ended December 31, 2012 due to the FFHI and Savannah mergers. This partially offset the impact of declining interest rates on non-acquired loans.

Table 2—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Non-acquired loans, net of unearned income(1)	$3,151,482	$131,461	4.17%	$2,677,450	$118,379	4.42%	$2,484,751	$119,592	4.81%
Acquired loans, net of acquired ALL(2)	2,500,882	186,655	7.46%	1,813,425	148,597	8.19%	481,754	53,634	11.13%
Loans held for sale	38,745	1,766	4.56%	45,015	1,620	3.60%	45,112	1,581	3.50%
Investment securities:
Taxable	667,033	15,758	2.36%	458,344	11,073	2.42%	325,420	7,577	2.33%
Tax-exempt	146,700	4,589	3.13%	151,908	4,773	3.14%	126,143	3,947	3.13%
Federal funds sold and securities purchased under agreements to resell and time deposits	364,076	1,793	0.49%	392,915	1,906	0.49%	241,332	1,157	0.48%

Total interest-earning assets	6,868,918	342,022	4.98%	5,539,057	286,348	5.17%	3,704,512	187,488	5.06%
Noninterest-earning assets:
Cash and due from banks	193,993			125,653			88,487
FDIC receivable for loss share agreements	52,161			118,977			205,460
Other real estate owned	55,084			69,848			79,899
Other assets	803,315			541,630			245,667
Allowance for loan losses	(35,034)			(40,192)			(47,762)

Total noninterest-earning assets	1,069,519			815,916			571,751

Total assets	$7,938,437			$6,354,973			$4,276,263

Liabilities
Interest-bearing liabilities:
Deposits
Transaction and money market accounts	$2,894,137	$3,295	0.11%	$2,280,055	$2,897	0.13%	$1,538,795	$3,117	0.20%
Savings deposits	663,659	488	0.07%	479,367	398	0.08%	297,498	479	0.16%
Certificates and other time deposits	1,381,049	5,518	0.40%	1,277,772	5,194	0.41%	922,377	4,828	0.52%
Federal funds purchased and securities sold under agreements to repurchase	253,948	357	0.14%	274,080	426	0.16%	229,185	451	0.20%
Other borrowings	101,195	6,004	5.93%	76,421	4,072	5.33%	46,537	2,219	4.77%

Total interest-bearing liabilities	5,293,988	15,662	0.30%	4,387,695	12,987	0.30%	3,034,392	11,094	0.37%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,604,421			1,215,052			799,263
Other liabilities	71,865			39,336			22,759

Total noninterest-bearing liabilities	1,676,286			1,254,388			822,022
Shareholders' equity	968,163			712,890			419,849

Total noninterest-bearing liabilities and shareholders' equity	2,644,449			1,967,278			1,241,871

Total liabilities and shareholders' equity	$7,938,437			$6,354,973			$4,276,263

Net interest spread			4.68%			4.87%			4.70%
Impact of interest free funds			0.07%			0.06%			0.06%

Net interest margin (non-taxable equivalent)			4.75%			4.93%			4.76%

Net interest margin (taxable equivalent)			4.80%			4.99%			4.83%

Net interest income		$326,360			$273,361			$176,394

(1)
Nonaccrual loans are included in the above analysis.

(2)
ALL is an abbreviation for the allowance for loan losses.

Table 3—Volume and Rate Variance Analysis

	2014 Compared to 2013 Increase (Decrease) due to			2013 Compared to 2012 Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non-acquired loans, net of unearned income(2)	$20,959	$(7,877)	$13,082	$9,275	$(10,488)	$(1,213)
Acquired loans, net of acquired ALL(4)	56,332	(18,274)	38,058	148,256	(53,293)	94,963
Loans held for sale	(226)	372	146	(3)	42	39
Investment securities:
Taxable	5,042	(357)	4,685	3,095	401	3,496
Tax exempt(3)	(164)	(20)	(184)	806	20	826
Federal funds sold and securities purchased under agreements to resell and time deposits	(140)	27	(113)	727	22	749

Total interest income	81,803	(26,129)	55,674	162,156	(63,296)	98,860

Interest expense on:
Deposits
Transaction and money market accounts	780	(382)	398	1,502	(1,722)	(220)
Savings deposits	153	(63)	90	293	(374)	(81)
Certificates and other time deposits	420	(96)	324	1,861	(1,495)	366
Federal funds purchased and securities sold under agreements to repurchase	(31)	(38)	(69)	88	(113)	(25)
Other borrowings	1,320	612	1,932	1,425	428	1,853

Total interest expense	2,642	33	2,675	5,169	(3,276)	1,893

Net interest income	$79,161	$(26,162)	$52,999	$156,987	$(60,020)	$96,967

(1)
The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.

(2)
Nonaccrual loans are included in the above analysis.

(3)
Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

(4)
ALL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

        Noninterest income provides us with additional revenues that are significant sources of income. In 2014, 2013, and 2012, noninterest income comprised 22.5%, 16.4%, and 19.0%, respectively, of total net interest and noninterest income. The increase from 2013 resulted primarily from the $7.8 million increase in bankcard services income, $7.6 million decrease in amortization of the FDIC indemnification asset and $7.0 million increase in mortgage banking income.

Table 4—Noninterest Income for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Service charges on deposit accounts	$36,244	$30,561	$23,815
Bankcard services income	29,634	21,844	14,173
Mortgage banking income, net of commissions	16,170	9,149	12,545
Trust and investment services income	18,344	12,661	6,360
Securities gains (losses), net	(2)	—	189
Amortization of FDIC indemnification asset	(21,895)	(29,535)	(20,773)
Other	16,201	9,040	4,974

Total noninterest income	$94,696	$53,720	$41,283

        Noninterest income increased 76.3% for the year ended December 31, 2014 compared to 2013 resulting from the following:

  •
  Service charges on deposit accounts increased 18.6% driven by the increase in deposit accounts through organic growth as well as 12 months of FFHI service charges included in 2014 compared to five months included in 2013.

  •
  Bankcard services income increased 35.7%, due to organic growth as well as an increased customer base from past acquisitions.

  •
  Trust and investment services income increased 44.9%, driven primarily by the addition of investment services income generated by past acquisitions.

  •
  Other noninterest income increased 79.2%, driven by increases in recoveries from acquired assets, cash surrender value of bank owned life insurance policies, and rental income.

  •
  Negative accretion on the FDIC indemnification asset decreased $7.6 million, resulting from a smaller difference between expected cash flows from the FDIC compared to the remaining carrying value of the indemnification asset.

  •
  Mortgage banking income increased 76.7%, driven primarily by 12 months of FFHI mortgage banking income included in 2014 compared to five months in 2013.

        Noninterest income increased 30.1% for the year ended December 31, 2013 compared to 2012 resulting from the following:

  •
  Service charges on deposit accounts increased 28.3% driven by the increase in deposit accounts through organic growth combined with the FFHI, Peoples, and Savannah acquisitions.

  •
  Bankcard services income increased 54.1%, due to organic growth as well as an increased customer base from the FFHI, Peoples, and Savannah acquisitions.

  •
  Trust and investment services income increased 99.1%, driven primarily by the addition of investment services income generated by Minis & Co., Inc., acquired in the Savannah transaction as well as the FFHI acquisition.

  •
  Other noninterest income increased 81.7%, driven by an increase in recoveries from acquired assets and from the contribution of the FFHI acquisition.

  •
  Negative accretion on the FDIC indemnification asset increased $8.8 million, resulting from decreases in expected cash flows from the FDIC. This decrease in expected cash flows from the FDIC was driven by improvement in the cash flows in certain acquired loan pools.

  •
  Mortgage banking income decreased 27.1%, driven by a reduction in refinancing activities in the secondary market due to rising interest rates.

        Noninterest expense represents the largest expense category for our company. During 2014, we continued to emphasize carefully controlling our noninterest expense.

Table 5—Noninterest Expense for the Three Years

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Salaries and employee benefits	$158,432	$122,096	$76,308
Merger expense	23,940	22,534	10,214
Net occupancy expense	22,459	17,590	11,608
Information services expense	15,844	14,470	11,092
Furniture and equipment expense	13,271	12,112	9,115
OREO expense and loan related	11,833	13,727	12,003
Bankcard expense	8,563	6,550	4,062
Amortization of intangibles	8,320	6,081	2,172
Supplies, printing and postage expense	6,937	4,891	3,234
Busniess development and staff related expense	6,543	5,519	3,309
FDIC assessment and other regulatory charges	5,432	5,034	3,875
Professional fees	4,960	4,210	2,681
Advertising and marketing	4,156	4,532	2,735
Other	12,348	11,275	6,490

Total noninterest expense	$303,038	$250,621	$158,898

        Noninterest expense increased 20.9% for the year ended December 31, 2014 compared to 2013 resulting from the following:

  •
  The increases in almost every category were driven by the impact of a full year of the FFHI acquisition being included in 2014 compared to five months in 2013.

  •
  Salaries and employee benefits expense increased by 29.8% driven by the addition of staff from the past acquisitions, along with increases in both incentive and merit pay for employees.

  •
  Net occupancy expense increased by 27.7% driven by an increase in depreciation expense as well as higher utilities and maintenance and repair costs.

  •
  Bankcard expense increased by 30.7% driven by an increased deposit base.

        Noninterest expense increased 57.7% for the year ended December 31, 2013 compared to 2012 resulting from the following:

  •
  The increases in every category were driven by the impact of five months of the FFHI acquisition being included in 2013.

  •
  Salaries and employee benefits expense increased by 60.0% driven by the addition of staff from the FFHI acquisition during 2013, along with increases in both incentive and merit pay for employees.

  •
  OREO and loan related expense increased 14.4% driven by an increase in carrying costs on OREO properties as well as a increase in legal expenses related to collections.

  •
  Business development and staff related expense increased 66.8% due primarily to the FFHI acquisition, along with an increase in recruitment and relocation costs, travel expenses, and training expenses.

  •
  Merger and conversion related expenses increased by 120.6% due to the merger costs related to the FFHI acquisition.

Income Tax Expense

        Our effective tax rate decreased to 32.3% at December 31, 2014, compared to 34.0% at December 31, 2013. The lower effective tax rate was attributable to additional state income tax credits acquired in 2014, "new job" related credits in South Carolina, and additional tax credits (both federal and state related) which were included in the December 31, 2013 income tax returns filed in September of 2014 that were not included in the 2013 income tax provision.

Investment Securities

        We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The expected average life of the investment portfolio at December 31, 2014 was approximately 3.46 years, compared with 4.27 years at December 31, 2013. At December 31, 2014, investment securities were $826.9 million, or 12.0% of average earning assets, compared with $812.6 million, or 14.7% of average earning assets, at December 31, 2013. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

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

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Held-to-maturity (amortized cost):
State and municipal obligations	$9,659	$12,426	$15,440	$16,569	$19,941

Total held-to-maturity	9,659	12,426	15,440	16,569	19,941

Available-for-sale (fair value):
Government-sponsored entities debt	148,197	142,994	88,518	49,603	70,534
State and municipal obligations	137,581	140,651	152,799	43,957	40,004
GSE mortgage-backed securities	517,946	499,479	293,187	195,309	84,440
Trust preferred (collateralized debt obligations)	—	—	—	—	2,034
Corporate stocks	3,042	3,667	379	326	362

Total available-for-sale	806,766	786,791	534,883	289,195	197,374

Total other investments	10,518	13,386	9,768	18,292	20,597

Total investment securities	$826,943	$812,603	$560,091	$324,056	$237,912

        During 2014, total investment securities increased $14.3 million, or 1.8%, from December 31, 2013. The increase was primarily the result of purchases of $167.3 million of GSEs and mortgage-backed securities. The increase was partially offset by $151.7 million of maturing, called, and prepaid securities that were generally purchased in higher interest rate environments. The decrease in held-to-maturity ("HTM") securities was the result of called and maturing state and municipal tax-exempt securities during 2014. These are generally longer-maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available-for-sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2014, the fair value of the total investment securities portfolio (including HTM) was $9.4 million, or 1.15%, above its amortized cost basis. Comparable valuations at December 31, 2013 reflected a total investment portfolio fair value that was $8.5 million, or 1.06%, below its amortized cost basis.

Held-to-maturity

        HTM securities consist solely of some of our tax-exempt state and municipal securities. The following are highlights:

  •
  Total HTM securities decreased $2.8 million from the balance at December 31, 2013.

  •
  The balance of HTM securities represented 0.1% and 0.2% of total assets at December 31, 2014 and 2013, respectively.

  •
  Interest earned amounted to $422,000, a decrease of $99,000, or 19.0%, from $521,000 in 2013. The average balance of the HTM portfolio decreased by $2.5 million during 2014, as compared to the average during 2013. The overall yield on the HTM portfolio decreased by nine basis points from 2013 and decreased by 16 basis points from 2012 attributable to maturing or called securities that were purchased in higher interest rate environments.

        The expected average life of the held to maturity portfolio was 2.43 years and 2.84 years at December 31, 2014 and 2013, respectively.

Available-for-sale

        Securities available for sale consist mainly of debentures of government-sponsored entities, state and municipal bonds, and mortgage-backed securities. At December 31, 2014, investment securities with an amortized cost of $797.9 million and fair value of $806.8 million were classified as available for sale. The adjustment of $8.8 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available-for-sale securities:

  •
  Total securities available for sale increased $20.0 million, or 2.5%, from the balance at December 31, 2013, primarily the result purchases of GSEs and mortgage-backed securities, partially offset by maturing or called securities specifically within the state and municipal category that were purchased in higher interest rate environments.

  •
  The balance of securities available for sale represented 10.3% of total assets at December 31, 2014 and 9.9% of total assets at December 31, 2013.

  •
  Interest income earned in 2014 amounted to $19.4 million, an increase of $4.5 million, or 30.1%, from $14.9 million in the comparable year of 2013. The increase in interest earned reflected a $223.1 million increase in the average balances of securities available for sale, partially offset by a 16 basis point decrease in the yield on available for sale securities, reflecting the ongoing low interest rate environment throughout 2014.

        At December 31, 2014, we had 66 securities available for sale in an unrealized loss position, which totaled $3.6 million. During 2014, the credit and capital markets continued to experience some turmoil globally, and U.S. intermediate to longer term rates generally declined during the year as the yield curve flattened and credit spreads remained generally tight. See Note 3—Investment Securities in the consolidated financial statements for additional information.

        Investment securities in an unrealized loss position as of December 31, 2014 continue to perform as scheduled. We have the intent to hold all securities within the portfolio until their maturity or until their value recovers and it is more-likely-than-not that we will not be required to sell the debt securities. Therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2014. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

        Other investment securities primarily include our investment in Federal Home Loan Bank of Atlanta ("FHLB") stock, with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2014, the investment in FHLB stock represented approximately $7.5 million, or 0.10% of total assets.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years		Total(7)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity
State and municipal obligations(2)(3)	$—	0.00%	$986	5.99%	$8,673	5.88%	$—	0.00%	$9,659	5.89%

Total held-to-maturity	—	0.00%	986	5.99%	8,673	5.88%	—	0.00%	9,659	5.89%

Available-for-sale
Government-sponsored entities debt(4)	2,020	1.34%	36,119	2.00%	90,965	2.19%	19,093	2.17%	148,197	2.13%
State and municipal obligations(2)(3)	3,661	5.30%	8,127	3.09%	47,462	4.66%	78,331	4.69%	137,581	4.60%
Mortgage-backed securities(5)	—	0.00%	940	4.17%	86,263	2.35%	430,743	2.23%	517,946	2.25%
Corporate stocks(1)	—	0.00%	—	0.00%	—	0.00%	3,042	0.62%	3,042	0.62%

Total available-for-sale	5,681	3.89%	45,186	2.24%	224,690	2.77%	531,209	2.58%	806,766	2.62%

Total other investments(1)	—	0.00%	—	0.00%	—	0.00%	10,518	4.42%	10,518	4.42%

Total investment securities(6)	$5,681	3.89%	$46,172	2.32%	$233,363	2.89%	$541,727	2.62%	$826,943	2.68%

Percent of total	1%		6%		28%		66%
Cumulative percent of total	1%		6%		34%		100%

(1)
FHLB and other corporate stocks have no set maturity date and are classified in "Due after 10 Years."

(2)
Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.

(3)
The expected average life for state and municipal obligations is 4.79 years; 2.43 years for held-to-maturity and 4.96 years for available-for-sale.

(4)
The expected average life for government sponsored entities debt securities is 1.50 years.

(5)
The expected average life for mortgage-backed securities is 3.61 years.

(6)
The expected average life for the total investment securities portfolio is 3.46 years (not including FHLB and corporate stock with no maturity date).

(7)
For available-for-sale securities, this total equals total fair value; for held-to-maturity securities, this total equals amortized cost.

Loan Portfolio

        Our loan portfolio remains our largest category of interest-earning assets. At December 31, 2014, total loans were $5.7 billion, relatively flat compared to the balance at the end of 2013. Non-acquired loan growth of $602.6 million, or 21.0%, for the year was partially offset by a $578.4 million, or 20.4%, decrease in acquired loans. A 33.0% increase in consumer real estate loans, an 18.0% increase in commercial non-owner occupied real estate loans, an 8.9% increase in commercial owner occupied real estate loans, a 38.8% increase in consumer loans, and a 26.1% increase in commercial and industrial loans contributed to the non-acquired loan growth for the year ended December 31, 2014. Average loans outstanding during 2014 were $5.7 billion, an increase of $1.2 billion, or 25.5%, over the 2013 average of $4.5 billion. (For further discussion of the Company's acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

        The following table presents a summary of the non-acquired loan portfolio by type:

Table 8—Distribution of Non-Acquired Loans by Type

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Real estate:
Commercial non-owner occupied(1)	$697,811	$591,122	$563,491	$610,543	$712,190
Consumer(2)	1,070,712	805,309	689,787	656,515	589,431
Commercial owner occupied real estate	907,913	833,513	784,152	742,890	578,587
Commercial and industrial	405,923	321,824	279,763	220,454	202,987
Other income producing property	150,928	143,204	133,713	140,693	124,431
Consumer	189,317	136,410	86,934	85,342	67,768
Other loans	45,222	33,834	33,163	14,128	20,806

Total non-acquired loans	$3,467,826	$2,865,216	$2,571,003	$2,470,565	$2,296,200

(1)
Includes $364.2 million, $300.0 million, $273.4 million, $310.8 million, and $392.0 million of construction and land development loans at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(2)
Includes owner occupied real estate.

        In accordance with FASB ASC Topic 310-30, the Company aggregated acquired credit impaired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity. The following table presents the acquired credit impaired loans by type:

Table 9—Distribution of Acquired Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial loans greater than or equal to $1 million—CBT	$15,813	$24,109	$39,661	$56,540	$84,288
Commercial real estate	325,109	439,785	372,924	108,327	66,628
Commercial real estate—construction and development	65,262	114,126	130,451	51,005	32,312
Residential real estate	390,244	481,247	354,718	128,510	92,737
Consumer	85,449	103,998	15,685	10,019	10,915
Commercial and industrial	44,804	68,862	72,718	39,311	24,742
Single pay	86	129	456	475	9,416

Total acquired credit impaired loans	$926,767	$1,232,256	$986,613	$394,187	$321,038

        Acquired loans that are not credit impaired and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20. The following table presents the acquired non-credit impaired loans by type:

Table 10—Distribution of Acquired Non-Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2014	2013	2012
Real estate:
Commercial non-owner occupied(1)	$73,575	$116,994	$3,716
Consumer(2)	881,324	1,009,631	36,139
Commercial owner occupied real estate	62,065	73,714	12,141
Commercial and industrial	41,130	58,773	17,531
Other income producing property	65,139	74,566	3,688
Consumer	204,766	267,257	—

Total acquired non-credit impaired loans	$1,327,999	$1,600,935	$73,215

(1)
Includes $24.1 million, $58.4 million, and $839,000 of construction and land development loans at December 31, 2014, 2013, and 2012, respectively.

(2)
Includes owner occupied real estate.

        The Company did not have any acquired non-credit impaired loans for the years ended December 31, 2011, and 2010.

        Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2014 compared to December 31, 2013:

  •
  Acquired loans were $2.3 billion, or 39.4% of total loans at December 31, 2014.

  •
  Non-acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $1.8 billion, and comprised 30.9% of the total loan portfolio. This was an increase of $372.1 million, or 26.6%, over December 31, 2013.

  •
  Loans secured by commercial real estate, excluding commercial owner occupied loans, increased by $106.7 million, or 18.0%.

  •
  Loans secured by consumer real estate grew by $265.4 million, or 33.0%.

  •
  Commercial owner occupied real estate loans grew $74.4 million, or 8.9%, from the comparable year of 2013. The balance represented 15.9% of total loans at December 31, 2014.

        Loan interest income was $319.9 million in 2014, an increase of $51.3 million, or 19.1%, over 2013 loan interest income of $268.6 million. The increase was the result of the 37.9% growth in the average balance of the acquired loan portfolio from the full year impact of the FFHI business combination along with organic growth partially offset by an average acquired loan portfolio yield in 2014 of 7.46% which was 73 basis points lower than the 8.19% loan yield in 2013 and an average non-acquired loan portfolio yield in 2014 of 4.17% which was 25 basis points lower than the 4.42% loan yield in 2013. Interest income for 2013 was 53.6% higher than the 2012 income of $174.8 million. The average loan yield of the non-acquired loan portfolio in 2013 was 39 basis points lower than the 2012 yield of 4.42%. The average loan yield of the acquired loan portfolio in 2013 was 294 basis points lower than the 2012 yield of 11.13%.

        Non-acquired loans secured by commercial real estate were comprised of $364.2 million in construction and land development loans and $333.6 million in commercial non-owner occupied loans at December 31, 2014. At December 31, 2013, we had $300.0 million in construction and land development loans and $291.2 million in commercial non-owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during the current downturn in the business cycle.

        Non-acquired loans secured by consumer real estate comprised of $786.8 million in consumer owner occupied loans and $283.9 million in home equity loans at December 31, 2014. At December 31, 2013, we had $548.2 million in consumer owner occupied loans and $257.1 million in home equity loans.

        The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2014.

Table 11—Maturity Distribution of Non-acquired Loans

December 31, 2014 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial non-owner occupied	$697,811	$95,247	$564,839	$37,725
Consumer	1,070,712	59,644	924,350	86,718
Commercial owner occupied real estate	907,913	93,361	814,552	—
Commercial and industrial	405,923	117,660	288,263	—
Other income producing property	150,928	27,339	123,339	250
Consumer	189,317	8,878	180,439	—
Other loans	45,222	5,313	38,261	1,648

Total non-acquired loans	$3,467,826	$407,442	$2,934,043	$126,341

        At December 31, 2014 and 2013, our non-acquired commercial non-owner-occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $399.8 million and $355.2 million, respectively. The adjustable interest rate loan balance in this loan category was $202.8 million and $116.5 million, respectively. The non-acquired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $751.6 million and $727.1 million, respectively. The adjustable interest rate loan balance in this loan category was $62.9 million and $31.5 million, respectively. The non-acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $244.1 million and $178.3 million, respectively. The adjustable interest rate loan balance in this loan category was $44.2 million and $30.9 million, respectively.

        The table below shows the contractual maturity of the acquired non-credit impaired loan portfolio at December 31, 2014.

Table 12—Maturity Distribution of Acquired Non-credit Impaired Loans

December 31, 2014 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Real estate:
Commercial non-owner occupied	$73,575	$2,709	$34,417	$36,449
Consumer	881,324	5,303	50,467	825,554
Commercial owner occupied real estate	62,065	7,070	29,490	25,505
Commercial and industrial	41,130	10,176	22,002	8,952
Other income producing property	65,139	875	5,336	58,928
Consumer	204,766	549	11,408	192,809

Total acquired non-credit impaired loans	$1,327,999	$26,682	$153,120	$1,148,197

        The table below shows the contractual maturity of the acquired credit impaired loan portfolio at December 31, 2014.

Table 13—Maturity Distribution of Acquired Credit Impaired Loans

December 31, 2014 (Dollars in thousands)	Total	1 Year or Less	Maturity 1 to 5 Years	Over 5 Years
Commercial loans greater than or equal to $1 million—CBT	$15,813	$4,138	$8,155	$3,520
Commercial real estate	325,109	79,796	178,886	66,427
Commercial real estate—construction and development	65,262	32,982	27,284	4,996
Residential real estate	390,244	61,206	105,075	223,963
Consumer	85,449	1,873	8,449	75,127
Commercial and industrial	44,804	16,529	22,163	6,112
Single pay	86	59	27	—

Total acquired credit impaired loans	$926,767	$196,583	$350,039	$380,145

Nonaccrual Loans

        Generally, we place a non-acquired loan on nonaccrual when the loan becomes 90 days or more past due. Management does place loans which are not 90 days or more past due on nonaccrual based upon management's judgment of collectability of principal and interest.

Troubled Debt Restructurings ("TDRs")

        The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310-40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2014 and 2013, total TDRs were $16.2 million and $16.0 million, respectively, of which $6.8 million were accruing restructured loans at December 31, 2014, compared to $5.3 million at December 31, 2013. The Company does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

        The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 14—Nonperforming Assets

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-acquired:
Nonaccrual loans	$18,569	$31,333	$48,387	$64,170	$62,661
Accruing loans past due 90 days or more	522	258	500	926	118
Restructured loans	9,425	10,690	13,151	11,807	6,365

Total nonperforming loans	28,516	42,281	62,038	76,903	69,144
Other real estate owned ("OREO")(2)	7,947	13,456	19,069	18,022	17,264
Other nonperforming assets(3)	—	—	—	24	50

Total nonperforming assets excluding acquired assets	36,463	55,737	81,107	94,949	86,458

Acquired:
Acquired non-credit impaired nonaccrual loans	7,538	—	—	—	—
Acquired non-credit impaired accruing loans past due 90 days or more	108	—	—	—	—
Acquired covered OREO	16,227	27,520	34,257	65,849	69,317
Acquired non-covered OREO	18,552	23,942	13,179	—	—
Other acquired nonperforming assets(3)	694	943	44	251	19

Total acquired nonperforming assets(1)	43,119	52,405	47,480	66,100	69,336

Total nonperforming assets	$79,582	$108,142	$128,587	$161,049	$155,794

Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	1.05%	1.94%	3.13%	3.82%	3.74%

Total nonperforming assets as a percentage of total assets	0.47%	0.70%	1.58%	2.44%	2.41%

Nonperforming loans as a percentage of period end loans(4)	0.82%	1.48%	2.41%	3.11%	3.01%

Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	1.38%	1.88%	3.46%	5.45%	5.76%

Total nonperforming assets as a percentage of total assets	1.02%	1.36%	2.50%	4.13%	4.33%

Nonperforming loans as a percentage of period end loans(4)	0.63%	0.74%	1.70%	2.68%	2.64%

(1)
Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $48.5 million, $82.1 million, $76.1 million, $97.6 million, and $93.6 million as of December 31, 2014, December 31, 2013, 2012, December 31, 2011, and December 31, 2010, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company's application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies in the consolidated financial statements.)

(2)
Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3)
Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4)
Loan data excludes mortgage loans held for sale.

        Excluding the acquired loans, total nonperforming loans were $28.5 million, or 0.82% of total loans, a decrease of $13.8 million, or 32.6%, from December 31, 2013. The decrease in nonperforming loans was driven by a decrease in commercial nonaccrual loans and TDRs of $10.0 million and a decrease in consumer nonaccrual loans and TDRs of $4.0 million from December 31, 2013.

        Nonperforming loans and restructured loans decreased by approximately $179,000 during the fourth quarter of 2014 from the level at September 30, 2014. This was primarily the result of $2.6 million being repaid or sold, $1.1 million returning to accruing status, $1.8 million being transferred to OREO, and $384,000 charged-off; partially offset by $6.0 million in loans moving to nonaccrual status during the quarter. The top 10 nonaccrual loans at December 31, 2014 consist of five loans located along the coast of South Carolina, four in the Low Country/Orangeburg region, and one located in the Charlotte region, and total $10.9 million. These loans comprise 30.6% of total nonaccrual loans at December 31, 2014 and are all real estate collateral dependent. The Company currently holds specific reserves of $306,000 on one of these ten loans. Of our nonperforming loan balance of $36.2 million at December 31, 2014, 39% is in South Carolina coastal markets.

        At December 31, 2014, non-acquired OREO (not covered) decreased by $5.5 million from the balance at December 31, 2013 to $7.9 million. At December 31, 2014, non-acquired OREO consisted of 55 properties with an average value of $145,000, a decrease of $11,000 from December 31, 2013, when we had 86 properties. In the fourth quarter of 2014, we added eight properties with an aggregate value of $1.7 million into non-acquired OREO, and we sold 12 properties with a basis of $2.3 million in that same quarter. We recorded a net loss of $3,000 on the properties sold during the quarter. We also wrote down five properties during the fourth quarter by $100,000. Our non-acquired OREO balance of $7.9 million at December 31, 2014 is comprised of 38% in the Low Country/Orangeburg region, 25% in the Coastal region (Beaufort to Myrtle Beach), 9% in the Charlotte region, 13% in the Upstate region (Greenville), and 15% primarily related to former branch locations.

        Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned ("OREO") under Critical Accounting Policies and Estimates in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company's OREO policies.)

Potential Problem Loans

        Potential problem loans, which are not included in nonperforming loans, amounted to approximately $7.6 million, or 0.22% of total non-acquired loans outstanding at December 31, 2014, compared to $7.3 million, or 0.25% of total loans outstanding at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. Potential problem loans related to acquired non-credit impaired loans totaled $10.4 million, or 0.79%, of total acquired non-credit impaired loans at December 31, 2014. For the period ended December 31, 2013, there were no acquired non-credit impaired loans that were considered potential problem loans until we completed the evaluation of acquired loans and any related purchase adjustment during the measurement period. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower's ability to comply with present repayment terms.

Allowance for Loan Losses

        On December 13, 2006, the Federal Reserve Board, the FDIC, and other regulatory agencies collectively revised the banking agencies' 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

        The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as nonaccrual and graded doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans. Loans for which specific reserves are provided are excluded from the calculation of the general reserves.

        With the FFHI business combination, the Company segregated the FFHI acquired loan portfolio into performing loans ("non-credit impaired") and credit impaired loans. The acquired non-credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no allowance for loan losses associated with them at acquisition date. The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method. Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non-acquired and acquired non-credit impaired allowance for loan losses. The acquired credit impaired loans will follow the description in the next paragraph.

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

        The following tables provide the allocation for the non-acquired and acquired credit impaired allowance for loan losses. There was no allowance for acquired credit impaired loan losses prior to 2011. At December 31, 2014, there has been no allowance recognized for acquired non-credit impaired loan losses.

Table 15—Allocation of the Allowance for Non-Acquired Loan Losses

	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non-owner occupied	$8,820	20.1%	$10,466	20.6%	$15,757	21.9%	$18,482	24.6%	$20,670	31.0%
Consumer owner occupied	9,695	30.9%	8,851	28.1%	10,194	26.8%	11,722	26.6%	10,484	25.7%
Commercial owner occupied real estate	8,415	26.2%	7,767	29.1%	8,743	30.5%	10,356	30.1%	7,814	25.2%
Commercial and industrial	3,561	11.7%	3,592	11.2%	4,939	10.9%	3,901	8.9%	4,313	8.8%
Other income producing property	2,232	4.4%	2,509	5.0%	3,747	5.2%	3,636	5.7%	2,834	5.4%
Consumer	1,367	5.5%	937	4.8%	781	3.4%	1,145	3.5%	1,191	3.0%
Other loans	449	1.2%	209	1.2%	217	1.3%	125	0.6%	206	0.9%

Total	$34,539	100.0%	$34,331	100.0%	$44,378	100.0%	$49,367	100.0%	$47,512	100.0%

*
Loan carrying value in each category, expressed as a percentage of total non-acquired loans

Table 16—Allocation of the Allowance for Acquired Credit Impaired Loan Losses

	2014		2013		2012		2011
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial loans greater than or equal to $1 million—CBT	$135	1.7%	$303	2.0%	$5,337	4.0%	$12,417	15.1%
Commercial real estate	1,444	35.1%	1,816	35.7%	1,517	37.8%	1,318	26.9%
Commercial real estate—construction and development	336	7.0%	2,244	9.3%	1,628	13.2%	—	12.7%
Residential real estate	4,387	42.1%	5,132	39.1%	4,207	36.0%	5,332	32.0%
Consumer	275	9.2%	538	8.4%	96	1.6%	—	2.5%
Commercial and industrial	718	4.9%	1,481	5.5%	4,139	7.4%	4,564	9.8%
Single pay	70	0.0%	104	0.0%	294	0.0%	(24)	1.0%

Total	$7,365	100.0%	$11,618	100.0%	$17,218	100.0%	$23,607	100.0%

*
Loan carrying value in each category, expressed as a percentage of total acquired credit impaired loans

        The following table presents changes in the allowance for loan losses on non-acquired loans for the five years at December 31:

Table 17—Summary of Non-Acquired Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at January 1	$34,331	$44,378	$49,367	$47,512	$37,488
Charge-offs:
Real estate:
Commercial non-owner occupied	(679)	(5,316)	(10,802)	(15,653)	(22,161)
Consumer	(1,382)	(2,681)	(3,244)	(5,524)	(9,775)
Commercial owner occupied real estate	(531)	(2,695)	(2,781)	(2,346)	(2,625)
Commercial and industrial	(1,114)	(1,329)	(2,033)	(1,872)	(9,138)
Other income producing property	(309)	(816)	(924)	(2,366)	(338)
Consumer*	(3,501)	(2,452)	(2,146)	(1,337)	(2,780)
Other loans	—	—	—	(111)	—

Total charge-offs	(7,516)	(15,289)	(21,930)	(29,209)	(46,817)

Recoveries:
Real estate:
Commercial non-owner occupied	811	1,748	1,710	662	814
Consumer	340	861	724	356	194
Commercial owner occupied real estate	95	41	5	158	126
Commercial and industrial	264	514	228	295	713
Other income producing property	191	224	361	293	6
Consumer*	873	836	728	645	706
Other loans	—	—	—	—	—

Total recoveries	2,574	4,224	3,756	2,409	2,559

Net charge-offs	(4,942)	(11,065)	(18,174)	(26,800)	(44,258)
Provision for loan losses	5,150	1,018	13,185	28,655	54,282

Allowance for loan losses at December 31	$34,539	$34,331	$44,378	$49,367	$47,512

Average loans, net of unearned income**	$3,151,482	$2,677,450	$2,484,751	$2,397,821	$2,224,746
Ratio of net charge-offs to average loans, net of unearned income*	0.16%	0.41%	0.73%	1.12%	1.99%
Allowance for loan losses as a percentage of total non-acquired loans	1.00%	1.20%	1.73%	2.00%	2.07%

*
Net charge-offs at December 31, 2014, 2013, 2012, 2011 and 2010 include automated overdraft protection ("AOP") principal net charge-offs of $1.3 million, $947,000, $813,000, $515,000 and $610,000, respectively, and insufficient fund ("NSF") principal net charge-offs of $763,000, $119,000, $251,000, $122,000 and $263,000, respectively, that are included in the consumer classification above.

**
Non-acquired average loans, net of unearned income does not include loans held for sale.

        The increase in non-acquired provision for loan losses in 2014 was primarily the result of loan growth during 2014. Non-acquired loans grew by more than $602.6 million, or 21%, in 2014. Net charge-offs declined by more than $6.1 million from the level in 2013. The following provides highlights for the years ended December 31, 2014 and 2013:

  •
  Total net charge-offs decreased $6.1 million, or 55.3% for the year ended December 31, 2014 compared to a $7.1 million, or 39.1%, decrease for the comparable year in 2013. Gross charge offs and recoveries both declined from the 2013 levels, as gross charge offs declined by $7.8 million, or 50.8%, and recoveries declined by $1.7 million, or 39.1%. The decrease in net charge-offs between December 31, 2014 and December 31, 2013 was in commercial non-owner occupied real estate by $3.7 million, consumer real estate by $778,000, commercial owner occupied real estate by $2.2 million, and other income producing by $474,000. These declines were partially offset by the following increases in net charge-offs: commercial and industrial by $35,000 and consumer by $1.0 million.

  •
  During the fourth quarter of 2014, the ratio of net charge-offs to average loans decreased to 0.13% from 0.26% during the third quarter of 2014 and during the fourth quarter of 2013.

        We have seen noted improvement in the economy and business activity throughout our markets during 2014, and we are expecting this trend to continue in 2015. Excluding acquired loans, non-acquired non-accrual loans decreased by $1.9 million during the fourth quarter compared to the third quarter of 2014. The ratio of the ALLL to cover these non-acquired nonaccrual loans increased from 81% at December 31, 2013 to 121% at December 31, 2014.

        We decreased the ALLL for the fourth quarter of 2014 compared to the fourth quarter of 2013 due to the decline in risk and net charge offs within the overall loan portfolio. On a general basis, we consider three-year historical loss rates on the entire loan portfolio, except residential lot loans where two-year historical loss rates are applied, consumer auto loans where seven quarter historical loss rates have been applied, and consumer marine where six quarter historical loss rates have been applied. Once more historical loss rates are determined for consumer auto loans and consumer marine loans, three year historical loss rates will be applied. We also consider economic risk, model risk and operational risk when determining the ALLL. All of these factors are reviewed and adjusted each reporting period to account for management's assessment of loss within the loan portfolio.

        The three-year historical loss rate average on an overall basis decreased from December 31, 2013 due to the removal of much higher historical loss rates in our rolling averages being replaced with recent lower historical loss rates. This resulted in a decrease of 20 basis points in the ALLL. Compared to the third quarter of 2014, the decrease was five basis points.

        Economic risk remained flat at the end of 2014 as compared to 2013. A decrease of one basis point was reflected in the unemployment factor, but was offset with an increase in home sales factor of one basis point. Compared to the third quarter of 2014, we did not adjust the economic risk factors.

        Model risk increased one basis point compared to December 31, 2013, and was adjusted based upon our experience with the current model which is a more automated solution. This risk comes from the fact that our ALLL model is not all-inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Our model has been reviewed by management, the audit committee, and the bank's primary regulators (including the FDIC, the SCBFI, and until July 2012, the OCC), and we believe it adequately addresses the various inherent risks in our loan portfolio.

        Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan. This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process. The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans and classified assets, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations. We increased the overall operational risk by five basis points during 2014 compared to December 31, 2013, due primarily to loan growth experienced during 2014, which increased by six basis points. Other factors declined by one basis point including levels of classified assets and levels of past dues.

        On a specific reserve basis, the allowance for loan losses at December 31, 2014 decreased by approximately $73,000 from December 31, 2013. The loan balances being evaluated for specific reserves during the year increased from $26.0 million to $27.1 million at December 31, 2014. Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

        The following table presents changes in the allowance for loan losses on acquired non-credit impaired loans for the year ended December 31, 2014. Prior to 2014, there was no material activity in the allowance for loan losses for acquired non-credit impaired loans.

Table 18—Summary of Acquired Non-Credit Impaired Loan Loss Experience

(Dollars in thousands)	Year Ended December 31, 2014
Allowance for loan losses at January 1	$—
Charge-offs:
Real estate:
Commercial non-owner occupied	(150)
Consumer	(680)
Commercial owner occupied real estate	—
Commercial and industrial	(456)
Other income producing property	(14)
Consumer*	(231)
Other loans	—

Total charge-offs	(1,531)

Recoveries:
Real estate:
Commercial non-owner occupied	1
Consumer	282
Commercial owner occupied real estate	—
Commercial and industrial	312
Other income producing property	—
Consumer*	9
Other loans	—

Total recoveries	604

Net charge-offs	(927)
Provision for loan losses	927

Allowance for loan losses at December 31	$—

Average loans, net of unearned income	$1,458,309
Ratio of net charge-offs to average loans, net of unearned income	0.06%

        The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the years ended December 31, 2014, 2013, 2012, and 2011. Prior to 2011, there was no material activity in the allowance for loan losses for acquired credit impaired loans.

Table 19—Summary of Acquired Credit Impaired Loan Loss Experience

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011
Balance, beginning of the period	$11,618	$17,218	$23,607	$—
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	(129)	(3,109)	(1,298)	16,706
Commercial real estate	(328)	299	199	1,318
Commercial real estate—construction and development	(621)	2,347	1,628	—
Residential real estate	(406)	1,057	(855)	5,471
Consumer	(111)	442	96	—
Commercial and industrial	(314)	(1,786)	(259)	4,564
Single pay	2	(168)	1,001	3,561

Total provision for loan losses before benefit attributable to FDIC loss share agreements	(1,907)	(918)	512	31,620

Benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	183	2,934	1,233	(15,871)
Commercial real estate	364	(456)	(30)	(1,252)
Commercial real estate—construction and development	792	(1,645)	(1,319)	—
Residential real estate	571	(520)	813	(5,198)
Consumer	141	(412)	(88)	—
Commercial and industrial	371	1,719	264	(4,336)
Single pay	(2)	166	(951)	(3,384)

Total benefit attributable to FDIC loss share agreements	2,420	1,786	(78)	(30,041)

Total provision for loan losses charged to operations	513	868	434	1,579
Provision for loan losses recorded through the FDIC loss share receivable	(2,420)	(1,786)	78	30,041
Reductions due to loan removals:
Commercial loans greater than or equal to $1 million—CBT	(39)	(1,925)	(5,782)	(4,289)
Commercial real estate	(44)	—	—	—
Commercial real estate—construction and development	(1,285)	(1,731)	—	—
Residential real estate	(339)	(132)	(270)	(139)
Consumer	(153)	—	—	—
Commercial and industrial	(449)	(872)	(166)	—
Single pay	(37)	(22)	(683)	(3,585)

Total reductions due to loan removals	(2,346)	(4,682)	(6,901)	(8,013)

Balance, end of the period	$7,365	$11,618	$17,218	$23,607

Loss Share

        The following table presents the projected total losses compared to the original estimated losses on acquired assets covered under loss share agreements as of December 31, 2014:

Table 20—Projected Total Losses under FDIC Loss Share Agreements

(Dollars in thousands)	FDIC Threshold or ILE	Original Estimated Gross Losses	Original Estimated Covered Losses	Losses Incurred* By FFCH through July 26, 2013	Losses Incurred** By South State through December 31, 2014	Remaining Estimated Losses for Loans	OREO Mark*** December 31, 2014	Projected Total Losses
CBT	$233,000	$340,039	$334,082	$—	$312,766	$1,498	$1,281	$315,545
Habersham	94,000	124,363	119,978	—	92,182	1,618	471	94,271
BankMeridian	70,827	70,190	67,780	—	30,230	1,777	2,384	34,391
Cape Fear****	131,000	12,921	8,213	76,122	4,481	622	50	81,275
Plantation****	70,178	24,273	16,176	35,190	11,973	5,106	233	52,502

Total	$599,005	$571,786	$546,229	$111,312	$451,632	$10,621	$4,419	$577,984

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

        Effective June 30, 2014, the Commercial Shared-Loss Agreement with the FDIC for Cape Fear expired and losses on assets covered under this agreement are no longer claimable after filing the second quarter of 2014 commercial loss share certificate. The Commercial Shared-Loss Agreement for CBT will expire March 31, 2015 and losses on assets covered under this agreement will no longer be claimable after this date; however, 95% of recoveries received over the next three years will be shared with the FDIC. At December 31, 2014, $50.3 million in loans and $3.9 million in OREO were covered under this agreement.

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

        Our legacy loan portfolio increased by approximately $602.6 million, or approximately 21.0%, compared to the balance at December 31, 2013. The acquired loan portfolio declined by $578.4 million, or 20.4%, from the balance at December 31, 2013. Our investment securities portfolio increased $14.3 million compared to the balance at December 31, 2013. Total cash and cash equivalents was $417.9 million at December 31, 2014 as compared to $479.5 million at December 31, 2013.

        At December 31, 2014 and December 31, 2013, the Company had $23.4 million and $34.8 million, respectively, in traditional, out-of-market brokered deposits and $67.5 million and $85.3 million, respectively, of reciprocal brokered deposits. Total deposits decreased $93.1 million, or 1.4%, from December 31, 2013, to $6.5 billion, resulting primarily from decreases in certificates of deposit by $288.4 million partially offset by increases in core deposits by $195.2 million. Other borrowings were relatively flat from the balance at December 31, 2013, decreasing by $850,000. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

        Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank's desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, our bank's reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2014, our bank had total federal funds credit lines of $376.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2014, our bank had $164.9 million of credit available at the Federal Reserve Bank's discount window, but had no outstanding advances as of the end of 2014. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2014, our bank had a total FHLB credit facility of $960.8 million with $135,000 in outstanding advances and outstanding uses of FHLB letters of credit to secure certain public funds deposits of $19.7 million. We believe that our liquidity position continues to be very adequate and readily available.

        Our contingency funding plan describes several potential stages based on stressed liquidity levels. Our board of directors reviews liquidity benchmarks quarterly. Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulators. Our bank maintains various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, the bank would utilize these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged to our bank. This could increase our bank's cost of funds, impacting net interest margins and net interest spreads.

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

Asset-Liability Management and Market Risk Sensitivity

        Our earnings and the economic value of our shareholders' equity may vary in relation to changes in interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and, to a lesser extent, monitoring the difference, or gap, between our balances of rate sensitive assets and liabilities. The earnings simulation models take into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives. While the simulation models are subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does a static or even a beta-adjusted interest rate sensitivity gap analysis. The simulation models assist in measuring and achieving growth in net interest income by providing the Asset- Liability Management Committee ("ALCO") a reasonable basis for quantifying and managing interest rate risk. Numerous simulations incorporate an array of interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a measurement of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

        From time-to-time we enter into interest rate swaps to hedge some of our interest rate risks. For further discussion of the Company's interest rate swaps, see Note 28—Derivative Financial Instruments in the consolidated financial statements.

        Our primary management tool and policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12-month period. Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady ("ramping") change in interest rates of 200 basis points over 12 months. This most-relied-upon simulation also uses a strategy (or dynamic) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2014, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.70% increase in net interest income—as compared with a base case interest rate environment that uses the implied forward rates in the currently existing yield curve. Certain key rates in the simulations model (such as federal funds at zero to 0.25%) are at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining-rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. The simulations indicate that our rate sensitivity is currently somewhat asset sensitive to the indicated change in interest rates over a one-year horizon. As of December 31, 2013, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.93% increase in net interest income—as compared with a base case interest rate environment.

        The shape and non-parallel shifts of the fixed-income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture. For example, in our analysis at December 31, 2014, we simulated a curve that flattens with one-month rates rising by approximately 180 basis points and then all rates beyond that point rising proportionally up to the current 30-year rate. This caused net interest income to increase somewhat from a base case. This is largely attributable to our position in short-term assets rising quickly in yield. A simulation of a curve that steepened, caused by a 200 basis points rise in 30-year yields, and then sloping downward proportionally to the current one-month rate, would have a less beneficial but still positive effect on net interest income as deposit rates would rise only modestly and longer-term loan yields (like mortgages) would increase.

        In addition to simulation analysis, we use Economic Value of Equity ("EVE") analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure assumes no growth or decline in the balance sheet (no management influence) but does assume mortgage-related prepayments and certain other cash flows occur. It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses. The EVE model is essentially a discounted cash flow fair value of all of the Company's assets, liabilities, and derivatives. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. At December 31, 2014, the Company's ratio of EVE-to-assets was 13.2% in a current forward rate curve and 13.2% in a hypothetical environment where rates increased from there by 200 basis points instantaneously.

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

        During 2014 and 2013, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits). This focus has led to increases in demand deposits, savings deposits and interest-bearing deposits. This increase in our core deposit balances helped offset the planned decline in certificate of deposit balances, which are a higher cost funds to the bank.

        The following table presents total deposits for the five years at December 31:

Table 21—Total Deposits

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Demand deposits	$1,639,953	$1,486,445	$982,046	$658,454	$484,838

Savings deposits	655,132	647,648	341,103	258,644	202,054
Interest-bearing demand deposits	2,927,820	2,893,646	1,910,374	1,432,806	1,186,260

Total savings and interest-bearing demand deposits	3,582,952	3,541,294	2,251,477	1,691,450	1,388,314

Certificates of deposit	1,237,140	1,525,567	1,064,141	903,874	1,129,892
Other time deposits	1,000	838	779	694	1,104

Total time deposits	1,238,140	1,526,405	1,064,920	904,568	1,130,996

Total deposits	$6,461,045	$6,554,144	$4,298,443	$3,254,472	$3,004,148

        The reduction in higher cost time deposits drove the lower balance in total deposits at December 31, 2014 compared to 2013, which was partially offset by the organic growth in core deposits. The following are key highlights regarding overall growth in total deposits:

  •
  Total deposits decreased $93.1, or 1.4%, for the year ended December 31, 2014, driven largely by the reduction in time deposits. For the year ended December 31, 2013, total deposits increased $2.3 billion, or 52.5% from the year ended December 31, 2012, driven largely by the acquisition of FFHI.

  •
  Noninterest-bearing deposits (demand deposits) increased by $153.5 million, or 10.3%, for the year ended December 31, 2014.

  •
  Total savings and interest-bearing account balances increased $41.7 million for the year ended December 31, 2014. Savings deposits increased $7.5 million, or 1.2%, money market (Market Rate Checking) deposits increased $7.3 million, or 0.5%, and other interest-bearing deposits (NOW, IOLTA, and other) increased $26.9 million, or 1.9%.

  •
  At December 31, 2014, the ratio of savings, interest-bearing, and time deposits to total deposits was 74.6%, down slightly from 77.3% at the end of 2013.

        The following are key highlights regarding overall growth in average total deposits:

  •
  Growth in average total deposits was primarily attributable to the additional deposits from the FFHI acquisition being included for 12 months for the year ended December 31, 2014 compared to five months for the year ended December 31, 2013.

  •
  Total deposits averaged $6.5 billion in 2014, an increase of 24.6% from 2013.

  •
  Average interest-bearing transaction account deposits increased by $901.7 million, or 22.3%, in 2014 compared to 2013.

  •
  Average noninterest-bearing demand deposits increased by $389.4 million, or 32.0%, in 2014 compared to 2013.

        The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 22—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2014	2013	% Change
Within three months	$35,043	$44,794	–21.8%
After three through six months	21,664	21,195	2.2%
After six through twelve months	31,968	31,430	1.7%
After twelve months	39,796	55,206	–27.9%

	$128,471	$152,625	–15.8%

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

Capital and Dividends

        Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2014, shareholders' equity was $984.9 million, an increase of $3.5 million, or 0.4%, from $981.5 million at December 31, 2013. The driving factor for the increase from year-end was net income and a favorable change in accumulated comprehensive income. Partially offsetting the increases were the redemption of $65.0 million in preferred stock and the dividend paid to both common and preferred shareholders of $20.9 million during the year. Our common equity-to-assets ratio increased to 12.58% at December 31, 2014 from 11.55% at December 31, 2013.

        The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve's rule, which took effect in early April 2005, permits bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. In November of 2007, we acquired the Scottish Bank and an additional $3.0 million of non-consolidated junior subordinated debt securities. In December of 2012, we acquired $9.2 million of non-consolidated junior subordinated debt securities through the Savannah acquisition. In July of 2013, we acquired an additional $46.1 million of non-consolidated junior subordinated debt securities through the FFHI merger. We did not issue trust preferred securities during the years ended December 31, 2014, 2013 and 2012. (See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities; see Note 30—Subsequent Events in the audited consolidated financial statements for discussion of the redemption of the FFHI junior subordinated debt securities.)

        Pursuant to the Basel III capital rules adopted by the bank regulatory agencies in July 2013, financial institutions with less than $15 billion in total assets, such as the Company, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any TRUPs issued after such date.

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

Table 23—Capital Adequacy Ratios

	December 31,
(In percent)	2014	2013	2012
Tier 1 risk-based capital	13.62	13.58	12.73
Total risk-based capital	14.43	14.47	13.99
Tier 1 leverage	9.47	9.30	9.87

        Compared to December 31, 2013, our Tier 1 risk-based capital increased due primarily to Tier 1 capital increasing faster than the increase in risk-weighted assets. Our total risk-based capital has decreased due to a decline in Tier 2 capital. The Tier 1 leverage ratio has increased compared to December 31, 2013 due to the decrease in average assets. Our capital ratios are currently well in excess of the minimum standards and continue to be in the "well capitalized" regulatory classification.

        We pay cash dividends to shareholders from funds provided mainly by dividends received from our bank subsidiary. Dividends paid by our bank are subject to certain regulatory restrictions. The approval of the South Carolina Board of Financial Institutions ("SCBFI") is required to pay dividends that exceed current year's net income. As of December 31, 2014, approximately $119.5 million of the bank's current year net income was available for distribution to the Company as dividends without prior regulatory approval. During 2012 and in conjunction with the acquisition of Peoples, the Bank paid a special dividend of $13.4 million to the Company to allow for the redemption of Peoples preferred stock (TARP). This special dividend along with a special dividend used to pay certain obligations assumed from the Savannah acquisition resulted in the Bank paying dividends that approximated 2012 net income. During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to the Company in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013. In January 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million to the Company in order to redeem $65.0 million of outstanding preferred stock. It is expected that no special dividend approval will be needed from the SCBFI during 2015. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        In July 2013, the federal bank regulatory agencies issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. See "Regulation and Supervision—Basel Capital Standards" for additional information on Basel III and the Dodd-Frank Act. Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were effective at that time.

        The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 24—Dividends Paid to Common Shareholders

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Dividend payments to common shareholders	$19,785	$15,274	$10,244
Dividend payout ratios	26.61%	31.91%	34.11%

        We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. The dividend payout ratio is calculated by dividing dividends paid during the year by net income for the year.

        In February 2004, the Company's board of directors authorized a program with no formal expiration date to repurchase up to 250,000 of its common shares. We did not repurchase any shares under this program during 2014, 2013 and 2012. During 2014, 2013 and 2012, we redeemed 14,723, 17,186, and 23,532, respectively, of shares of common stock from officers and directors at an average cost of $62.31, $54.38 and $35.57, respectively, under an approved program designed to facilitate stock option exercises or tax payments on vesting restricted stock under the Company's stock incentive plans.

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

Loan and Deposit Concentration

        We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2014 and 2013, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

        Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored entity securities, tax-free securities, or other securities having ratings of "AAA" to "Not Rated". All securities, with the exception of those that are not rated, were rated by at least one of the nationally recognized statistical rating organizations. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers' abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions.

        We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital. Based on this criteria, we had four such credit concentrations at December 31, 2014, including loans to religious organizations, loans to lessors of nonresidential buildings (except mini-warehouses), loans to lessors of residential buildings, and loans to offices of physicians, dentists, and other health practitioners. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

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

        At December 31, 2014, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $1.3 billion through various types of lending arrangements. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $17.4 million at December 31, 2014. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

        The following table presents payment schedules for certain of our contractual obligations as of December 31, 2014. Long-term debt obligations totaling $101.2 million include junior subordinated debt. On January 7, 2015 we redeemed $46.3 million of junior subordinated debt. See Note 30—Subsequent Events for additional information. Operating lease obligations of $38.3 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21 of the audited consolidated financial statements. Additional information regarding FDIC loss share agreement—estimated "true-up" is contained in Note 5 of the audited consolidated financial statements.

Table 25—Obligations

(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations*	$101,210	$6	$13	$14	$101,177
Operating lease obligations	38,282	5,064	9,733	7,183	16,302
FDIC loss share agreement—estimated true-up#	7,436	—	—	—	7,436

Total	$146,928	$5,070	$9,746	$7,197	$124,915

*—Represents principal maturities.

#—Amount is included in the FDIC indemnification asset on the balance sheet.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See "Asset-Liability Management and Market Risk Sensitivity" on page 78 in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

        See Table 1 on page 55 for our unaudited quarterly results of operations and the pages beginning with F-1 for our audited consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2014, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2014, were effective to provide reasonable assurance regarding our control objectives.

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

Management's Report on Internal Controls over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

        Our independent auditors have issued an audit report on management's assessment of internal controls over financial reporting. This report entitled "Report of Independent Registered Public Accounting Firm" appears in Item 8.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be incorporated herein by reference to the information in the Company's definitive proxy statement to be filed in connection with the our 2015 Annual Meeting of Shareholders under the caption "Election of Directors," in the fourth paragraph under the caption "The Board of Directors and Committees," in the subsection titled "Audit Committee" under the caption "The Board of Directors and Committees," in the subsection titled "Governance Committee" under the caption "The Board of Directors and Committees," and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation.

        The information required by this item will be incorporated herein by reference to the information in the Company's definitive proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders under the caption "Executive Compensation," including the sections titled "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Deferred Compensation Plan," "Compensation Committee Report," "Potential Payments Upon Termination or Change of Control," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table contains certain information as of December 31, 2014, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "A")
Equity compensation plans approved by security holders	294,342	$35.91	1,551,913
Equity compensation plans not approved by security holders	None	n/a	n/a

        Included within the 1,551,913 number of securities available for future issuance in the table above are a total of 130,373 shares remaining from the authorized total of 363,825 under the Company's 2002 Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

        Other information required by this item will be incorporated herein by reference to the information under the captions "Beneficial Ownership of Certain Parties" and "Beneficial Ownership of Directors and Executive Officers" in the definitive proxy statement of the Company to be filed in connection with our 2015 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company to be filed in connection with our 2015 Annual Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item will be incorporated by reference to the information under the caption "Audit and Other Fees" in the definitive proxy statement of the Company to be filed in connection with our 2015 Annual Meeting of Shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
1.    The financial statements and independent auditors' report referenced in "Item 8—Financial Statements and Supplementary Data" are listed below:

    South State Corporation and Subsidiary
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

Exhibit No.	Description of Exhibit
2.1	Purchase & Assumption Agreement dated January 29, 2010 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2010)

2.2	Purchase & Assumption Agreement dated February 18, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 25, 2011)

2.3	Purchase & Assumption Agreement dated July 29, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 2, 2011)

2.4	Agreement and Plan of Merger, dated as of December 19, 2011, by and between SCBT Financial Corporation and Peoples Bancorporation, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2011)

2.5	Agreement and Plan of Merger, dated as of August 7, 2012, by and between SCBT Financial Corporation and The Savannah Bancorp, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 10, 2012)

2.6	Agreement and Plan of Merger, dated as of February 19, 2013, by and between SCBT Financial Corporation and First Financial Holdings, Inc. (incorporated by reference as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 22, 2013)

3.1	Amended and Restated Articles of Incorporation of South State Corporation, filed October 24, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 28, 2014)

3.2	Amended and Restated Bylaws of South State Corporation, dated October 23, 2014 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 28, 2014)

4.1	Specimen South State Corporation Common Stock Certificate

Exhibit No.		Description of Exhibit
4.2		Articles of Incorporation (included as Exhibit 3.1)

4.3		Bylaws (included as Exhibit 3.2)

10.1		First National Corporation Dividend Reinvestment Plan (incorporated by reference to exhibits filed with Registration Statement on Form S-8, Registration No. 33-58692)

10.2	*	SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.3		Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.4		Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.5		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.6		Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.7		Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.8		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on April 13, 2005)

10.9		Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

10.10		Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

10.11		Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 22, 2005)

Exhibit No.		Description of Exhibit
10.12	*	Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.13	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Thomas S. Camp, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.14	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.15	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Richard C. Mathis, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.16	*	Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Joseph E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.17	*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John Windley, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.18	*	Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and Dane Murray, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.19	*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.20	*	Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.21	*	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 6, 2009)

10.22		Amended and Restated SCBT, N.A. Deferred Income Plan, executed on November 30, 2010, to be effective as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 6, 2010)

Exhibit No.		Description of Exhibit
10.23		Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2011)

10.24	*	Executive Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 27, 2012)

10.25		Form of Voting Agreement (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2011)

10.26		Form of Voting Agreement (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 10, 2012)

10.27	*	SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Appendix A to the Registrant's Definitive Proxy Statement filed in connection with its 2012 Annual Meeting of Shareholders)

10.28		Form of Restricted Stock Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.29		Form of Stock Option Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.30		Form of Restricted Stock Unit Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 22, 2013)

10.31	*	SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2012) (incorporated by reference as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on March 4, 2013)

10.32	*	Employment and Non-Competition Agreement, dated February 19, 2013, by and between SCBT Financial Corporation and R. Wayne Hall (incorporated by reference as Exhibit 10.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4, Registration No. 33- 188089, filed on May 29, 2013)

10.33	*	Transition and Advisory Agreement, dated as of January 31, 2014, between SCBT, First Financial Holdings, Inc. (f/k/a SCBT Financial Corporation) and R. Wayne Hall (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 4, 2014)

10.34		Credit Agreement, dated as of October 28, 2013, by and between First Financial Holdings, Inc., as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2013)

10.35		Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 31, 2014)

21		Subsidiaries of the Registrant

23		Consent of Dixon Hughes Goodman LLP

Exhibit No.	Description of Exhibit
24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101	The following financial statements from the Annual Report on Form 10-K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

*
Denotes a management compensatory plan or arrangement.
(b)
See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.

(c)
Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the twenty-seventh day of February, 2015.

South State Corporation (Registrant)
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

Signature	Title	Date

/s/ ROBERT R. HILL, JR. Robert R. Hill, Jr.	Chief Executive Officer and Director	February 27, 2015
/s/ JOHN C. POLLOK John C. Pollok	Senior Executive Vice President, Chief Financial Officer, Chief Operating Officer, and Director	February 27, 2015
/s/ R. WAYNE HALL R. Wayne Hall	President and Director	February 27, 2015
/s/ KEITH S. RAINWATER Keith S. Rainwater	Executive Vice President and Principal Accounting Officer	February 27, 2015
/s/ ROBERT R. HORGER Robert R. Horger	Chairman of the Board of Directors	February 27, 2015

Signature	Title	Date

/s/ JIMMY E. ADDISON Jimmy E. Addison	Director	February 27, 2015
/s/ LUTHER J. BATTISTE, III Luther J. Battiste, III	Director	February 27, 2015
/s/ PAULA HARPER BETHEA Paula Harper Bethea	Director	February 27, 2015
/s/ ROBERT H. DEMERE, JR. Robert H. Demere, Jr.	Director	February 27, 2015
/s/ M. OSWALD FOGLE M. Oswald Fogle	Director	February 27, 2015
/s/ HERBERT G. GRAY Herbert G. Gray	Director	February 27, 2015
/s/ CYNTHIA A. HARTLEY Cynthia A. Hartley	Director	February 27, 2015
/s/ THOMAS J. JOHNSON Thomas J. Johnson	Director	February 27, 2015
/s/ RALPH W. NORMAN, JR. Ralph W. Norman, Jr.	Director	February 27, 2015
/s/ ALTON C. PHILLIPS Alton C. Phillips	Director	February 27, 2015
/s/ JAMES W. ROQUEMORE James W. Roquemore	Director	February 27, 2015

Signature	Title	Date

/s/ RICHARD W. SALMONS, JR. Richard W. Salmons, Jr.	Director	February 27, 2015
/s/ B. ED SHELLEY, JR. B. Ed Shelley, Jr.	Director	February 27, 2015
/s/ THOMAS E. SUGGS Thomas E. Suggs	Director	February 27, 2015
/s/ KEVIN P. WALKER Kevin P. Walker	Director	February 27, 2015
/s/ JOHN W. WILLIAMSON, III John W. Williamson, III	Director	February 27, 2015

 EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Specimen South State Corporation Common Stock Certificate
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
101
The following financial statements from the Annual Report on Form 10-K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of South State Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

        Based on the testing performed using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company's internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

South State Corporation
Columbia, South Carolina
February 27, 2015

www.SouthStateBank.com
(800) 277-2175 -- P.O. Box 1030 -- Columbia, South Carolina -- 29202-1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
South State Corporation

        We have audited South State Corporation's (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, South State Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of South State Corporation and subsidiary as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
February 27, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
South State Corporation

        We have audited the accompanying consolidated balance sheets of South State Corporation and Subsidiary (the "Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South State Corporation and Subsidiary as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina
February 27, 2015

South State Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$229,901	$212,473
Interest-bearing deposits with banks	7,456	4,770
Federal funds sold and securities purchased under agreements to resell	180,512	262,218

Total cash and cash equivalents	417,869	479,461

Investment securities:
Securities held to maturity (fair value of $10,233 and $12,891, respectively)	9,659	12,426
Securities available for sale, at fair value	806,766	786,791
Other investments	10,518	13,386

Total investment securities	826,943	812,603

Loans held for sale	60,270	30,586

Loans:
Acquired credit impaired (covered of $182,464, and $289,123, respectively; non-covered of $736,938, and $931,515, respectively), net of allowance for loan losses	919,402	1,220,638
Acquired non-credit impaired (covered of $9,376, and $7,824, respectively; non-covered of $1,318,623, and $1,593,111, respectively)	1,327,999	1,600,935
Non-acquired	3,467,826	2,865,216
Less allowance for non-acquired loan losses	(34,539)	(34,331)

Loans, net	5,680,688	5,652,458

FDIC receivable for loss share agreements	22,161	86,447
Other real estate owned (covered of $16,227, and $27,520, respectively; non-covered of $26,499, and $37,398, respectively)	42,726	64,918
Premises and equipment, net	171,772	188,114
Bank owned life insurance	99,140	97,197
Deferred tax assets	42,692	73,763
Mortgage servicing rights	21,601	20,729
Core deposit and other intangibles	49,239	59,908
Goodwill	317,688	317,688
Other assets	73,438	47,626

Total assets	$7,826,227	$7,931,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,639,953	$1,486,445
Interest-bearing	4,821,092	5,067,699

Total deposits	6,461,045	6,554,144
Federal funds purchased and securities sold under agreements to repurchase	221,541	211,401
Other borrowings	101,210	102,060
Other liabilities	57,511	82,424

Total liabilities	6,841,307	6,950,029

Shareholders' equity:
Preferred stock—$.01 par value; authorized 10,000,000 shares; 65,000, and 0 shares issued and outstanding, respectively	—	1
Common stock—$2.50 par value; authorized 40,000,000 shares; 24,150,702, and 24,104,124 shares issued and outstanding, respectively	60,377	60,260
Surplus	701,764	762,354
Retained earnings	223,156	168,577
Accumulated other comprehensive loss	(377)	(9,723)

Total shareholders' equity	984,920	981,469

Total liabilities and shareholders' equity	$7,826,227	$7,931,498

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Interest income:
Loans, including fees	$319,882	$268,596	$174,807
Investment securities:
Taxable	15,758	11,073	7,577
Tax-exempt	4,589	4,773	3,947
Federal funds sold and securities purchased under agreements to resell	1,793	1,906	1,157

Total interest income	342,022	286,348	187,488

Interest expense:
Deposits	9,301	8,489	8,424
Federal funds purchased and securities sold under agreements to repurchase	357	426	451
Other borrowings	6,004	4,072	2,219

Total interest expense	15,662	12,987	11,094

Net interest income	326,360	273,361	176,394
Provision for loan losses	6,590	1,886	13,619

Net interest income after provision for loan losses	319,770	271,475	162,775

Noninterest income:
Service charges on deposit accounts	36,244	30,561	23,815
Bankcard services income	29,634	21,844	14,173
Trust and investment services income	18,344	12,661	6,360
Mortgage banking income	16,170	9,149	12,545
Securities gains (losses), net	(2)	—	189
Amortization of FDIC indemnification asset	(21,895)	(29,535)	(20,773)
Other	16,201	9,040	4,974

Total noninterest income	94,696	53,720	41,283

Noninterest expense:
Salaries and employee benefits	158,432	122,096	76,308
Merger expense	23,940	22,534	10,214
Net occupancy expense	22,459	17,590	11,608
Information services expense	15,844	14,470	11,092
Furniture and equipment expense	13,271	12,112	9,115
OREO expense and loan related	11,833	13,727	12,003
Bankcard expense	8,563	6,550	4,062
Amortization of intangibles	8,320	6,081	2,172
Supplies, printing and postage expense	6,937	4,891	3,234
FDIC assessment and other regulatory charges	5,432	5,034	3,875
Professional fees	4,960	4,210	2,681
Advertising and marketing	4,156	4,532	2,735
Other	18,891	16,794	9,799

Total noninterest expense	303,038	250,621	158,898

Earnings:
Income before provision for income taxes	111,428	74,574	45,160
Provision for income taxes	35,991	25,355	15,128

Net income	75,437	49,219	30,032
Preferred stock dividends	1,073	1,354	—

Net income available to common shareholders	$74,364	$47,865	$30,032

Earnings per common share:
Basic	$3.11	$2.41	$2.04

Diluted	$3.08	$2.38	$2.03

Dividends per common share	$0.82	$0.74	$0.69

Weighted average common shares outstanding:
Basic	23,897	19,866	14,698
Diluted	24,154	20,077	14,796

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$75,437	$49,219	$30,032

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	17,843	(23,069)	4,739
Tax effect	(6,804)	8,732	(1,793)
Reclassification adjustment for gains (losses) included in net income	2	—	(189)
Tax effect	(1)	—	72

Net of tax amount	11,040	(14,337)	2,829
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(252)	283	(403)
Tax effect	96	(108)	153
Reclassification adjustment for losses included in interest expense	310	307	293
Tax effect	(118)	(117)	(112)

Net of tax amount	36	365	(69)
Change in pension and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	(3,727)	5,804	139
Tax effect	1,526	(2,249)	(87)
Reclassification adjustment for actuarial (gains) losses included in salaries and employee benefits	761	482	471
Tax effect	(290)	(164)	(158)

Net of tax amount	(1,730)	3,873	365

Other comprehensive income (loss), net of tax	9,346	(10,099)	3,125

Comprehensive income	$84,783	$39,120	$33,157

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
						Retained Earnings
	Shares	Amount	Shares	Amount	Surplus			Total
Balance, December 31, 2011	—	$—	14,039,422	$35,099	$233,232	$116,198	$(2,749)	$381,780
Comprehensive income:
Net income	—	—	—	—	—	30,032	—	30,032
Other comprehensive income, net of tax effects	—	—	—	—	—	—	3,125	3,125

Total comprehensive income								33,157
Cash dividends declared at $0.69 per share	—	—	—	—	—	(10,244)	—	(10,244)
Stock options exercised	—	—	51,887	129	1,115	—	—	1,244
Employee stock purchases	—	—	22,135	55	665	—	—	720
Restricted stock awards	—	—	42,674	106	(106)	—	—	—
Common stock repurchased	—	—	(23,532)	(58)	(778)	—	—	(836)
Share-based compensation expense	—	—	—	—	1,741	—	—	1,741
Common stock issued for the Peoples acquisition	—	—	1,002,741	2,507	28,638	—	—	31,145
Common stock issued for the Savannah acquisition	—	—	1,802,137	4,506	64,336	—	—	68,842

Balance, December 31, 2012	—	—	16,937,464	42,344	328,843	135,986	376	507,549
Comprehensive income:
Net income	—	—	—	—	—	49,219	—	49,219
Other comprehensive income, net of tax effects	—	—	—	—	—	—	(10,099)	(10,099)

Total comprehensive income								39,120
Cash dividends on Series A preferred stock at
$20.83 per share (5%)	—	—	—	—	—	(1,354)	—	(1,354)
Cash dividends declared at $0.74 per share	—	—	—	—	—	(15,274)	—	(15,274)
Stock options exercised	—	—	65,555	163	1,722	—	—	1,885
Employee stock purchases	—	—	16,907	41	740	—	—	781
Restricted stock awards	—	—	83,110	208	(208)	—	—	—
Common stock repurchased	—	—	(17,186)	(42)	(891)	—	—	(933)
Share-based compensation expense	—	—	—	—	3,322	—	—	3,322
Common stock issued for FFHI acquisition	—	—	7,018,274	17,546	363,827	—	—	381,373
Preferred stock assumed in FFHI acquisition	65,000	1	—	—	64,999	—	—	65,000

Balance, December 31, 2013	65,000	1	24,104,124	60,260	762,354	168,577	(9,723)	981,469
Comprehensive income:
Net income	—	—	—	—	—	75,437	—	75,437
Other comprehensive income, net of tax effects	—	—	—	—	—	—	9,346	9,346

Total comprehensive income								84,783
Cash dividends on Series A preferred stock at
$16.50 per share (6.91%)	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared at $0.82 per share	—	—	—	—	—	(19,785)	—	(19,785)
Stock options exercised	—	—	22,878	57	652	—	—	709
Employee stock purchases	—	—	14,863	38	788	—	—	826
Restricted stock awards	—	—	23,560	59	(59)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(14,723)	(37)	(880)	—	—	(917)
Share-based compensation expense	—	—	—	—	3,908	—	—	3,908

Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$75,437	$49,219	$30,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,180	17,495	12,092
Provision for loan losses	6,590	1,886	13,619
Deferred income taxes	25,805	2,067	3,322
(Gain) loss on sale of securities available for sale	2	—	(189)
Share-based compensation expense	3,908	3,322	1,741
Amortization on FDIC indemnification asset	21,895	29,535	20,773
Accretion on acquired loans	(10,247)	(6,725)	—
Loss on sale of assets	1,390	4	10
Gain on sale of OREO	(7,561)	(13,357)	(8,482)
Net amortization of premium on investment securities	4,091	3,917	3,893
OREO write downs	10,685	8,109	13,190
Originations and purchases of mortgage loans for sale	(746,042)	(846,772)	(908,034)
Proceeds from mortgage loans for sale	716,346	901,330	888,564
Net change in:
Accrued interest receivable	(3,361)	953	5,252
Prepaid assets	5,214	1,738	1,239
FDIC Loss Share Receivable	42,391	52,081	95,707
Miscellaneous other assets	(4,687)	(3,320)	(894)
Accrued interest payable	(2,421)	(3,916)	20,113
Accrued income taxes	(20,809)	40,317	(12,502)
Miscellaneous other liabilities	(21,159)	4,522	(8,921)

Net cash provided by operating activities	118,647	242,405	170,525

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	9,315	177,468	29,301
Proceeds from maturities and calls of investment securities held to maturity	2,265	3,014	1,129
Proceeds from maturities of investment securities available for sale	151,888	142,163	101,582
Proceeds from sales of other investment securities	3,279	17,019	13,251
Purchases of investment securities available for sale	(167,334)	(286,912)	(130,078)
Purchases of other investment securities	(8,318)	—	—
Proceeds from sale of credit card loans	20,350	—	—
Net (increase) decrease in customer loans	(73,639)	133,475	(2,061)
Net cash received from acquisitions	—	173,503	97,093
Purchases of premises and equipment	(16,108)	(13,751)	(8,387)
Proceeds from sale of OREO	64,883	72,380	75,970
Proceeds from sale of premises and equipment	3,922	64	58

Net cash provided by (used in) investing activities	(9,497)	418,423	177,858

Cash flows from financing activities:
Net decrease in deposits	(94,455)	(264,673)	(142,812)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	10,140	(27,220)	35,152
Repayment of FHLB advances	(1,187)	(255,443)	(22,168)
Common stock issuance	826	781	720
Preferred stock redeemed	(65,000)	—	—
Common stock repurchase	(917)	(933)	(836)
Dividends paid on preferred stock	(1,073)	(1,354)	—
Dividends paid on common stock	(19,785)	(15,274)	(10,244)
Stock options exercised	709	1,885	1,244

Net cash used in financing activities	(170,742)	(562,231)	(138,944)

Net increase (decrease) in cash and cash equivalents	(61,592)	98,597	209,439
Cash and cash equivalents at beginning of period	479,461	380,864	171,425

Cash and cash equivalents at end of period	$417,869	$479,461	$380,864

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$16,739	$14,063	$11,303
Income taxes	36,017	16,358	6,504
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$3,018,522	$1,321,482
Other intangible assets acquired	—	59,931	15,833
Liabilities assumed	—	2,847,637	1,261,563
Net identifiable assets acquired over (under) liabilities assumed	—	230,816	75,752
Common stock issued in acquisition	—	381,423	100,014
Preferred stock issued in acquisition	—	65,000	—
Real estate acquired in full or in partial settlement of loans (covered of $16,555, $20,559, and $26,310, respectively; and non-covered of $29,260, $33,761, and $25,958, respectively)	45,815	54,320	46,589

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

        South State Corporation (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, South State Bank (the "Bank"). The Bank also operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly owned registered investment advisors; and First Southeast Investor Services, a wholly owned limited service broker dealer. The Bank provides general banking services within 19 counties in South Carolina, four counties in North Carolina, ten counties in northeast Georgia and two coastal Georgia counties. The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America. There are seven unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate $98.0 million of trust preferred securities. The seven capital trusts include the following: SCBT Capital Trust I at $12.0 million; SCBT Capital Trust II at $8.0 million; SCBT Capital Trust III at $20.0 million; TSB Statutory Trust I at $3.0 million; SAVB Capital Trust I at $6.0 million; SAVB Capital Trust II at $4.0 million and FFCH Capital Trust I at $45.0 million. See Note 30—Subsequent Events for information about the redemption of the FFCH Capital Trust I trust preferred securities.

        On June 30, 2014, First Financial Holdings, Inc. changed its name to South State Corporation, and SCBT, the wholly-owned bank subsidiary of South State Corporation, changed its name to South State Bank. Unless otherwise mentioned or unless the context requires otherwise, references herein to "South State," the "Company" "we," "us," "our" or similar references mean South State Corporation and its consolidated subsidiaries. References to the "Bank" means South State Bank, a South Carolina banking corporation.

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

Concentrations of Credit Risk

        The Company's subsidiary grants agribusiness, commercial, and residential loans to customers throughout South Carolina, North Carolina and Georgia. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers' abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions.

        The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $188.9 million at December 31, 2014. Based on this criteria, the Company had four such credit concentrations for non-acquired and acquired non-credit impaired loans at December 31, 2014, including $301.4 million of loans to lessors of residential buildings, $395.1 million of loans to lessors of nonresidential buildings (except mini-warehouses), $211.0 million of loans to religious organizations, and $249.4 million of loans to offices of physicians, dentists, and other health practitioners.

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

        The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short-term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2014 and 2013 consisted of U.S. government-sponsored entities and agency mortgage-backed securities. It is the Company's policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company's account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. The Company monitors the market value of the

Note 1—Summary of Significant Accounting Policies (Continued)

underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. At December 31, 2014, these agreements were considered to be cash equivalents with maturities of three months or less.

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

Loans Held for Sale

        Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held-for-sale are sold to investors either under guaranteed delivery or with the best effort intent and ability to sell loans as long as they meet the underwriting standards of the potential investor.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

Troubled Debt Restructurings ("TDRs")

        The Bank designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower's financial

Note 1—Summary of Significant Accounting Policies (Continued)

condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

        The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates nonaccrual loans and TDRs regardless of accrual status to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

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

Other Real Estate Owned

        Other real estate owned ("OREO"), consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans and property originally acquired for further branch expansion (formerly classified as premises and equipment), is reported at the lower of cost or fair value, determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

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

        Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan's or pool's cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable difference). In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity. Commercial loans greater than or equal to $1 million-CBT consist of commercial loans acquired through the Community Bank and Trust ("CBT") FDIC-assisted transaction that had outstanding contractual principal balances of $1.0 million or more at the date of acquisition.

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

        The Company incurs expenses related to the assets indemnified by the FDIC, and pursuant to the loss share agreement certain costs are reimbursable by the FDIC. These costs are included in monthly and quarterly claims made by the Company. The estimates of reimbursements are netted against these covered expenses in the income statement.

Premises and Equipment

        Land is carried at cost. Office equipment, furnishings, and buildings are carried at cost less accumulated depreciation computed principally on the declining-balance and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line

Note 1—Summary of Significant Accounting Policies (Continued)

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

Intangible Assets

        Intangible assets consist of goodwill, core deposit intangibles, client list intangibles, and noncompetition agreement ("noncompete") intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

        The Company evaluated the carrying value of goodwill as of April 30, 2014, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the April 30, 2014 evaluation that caused the Company to perform an interim review of the carrying value of goodwill.

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

Transfer of Financial Assets

        With the FFHI merger in July of 2013, the Company acquired a portfolio of residential mortgages serviced for others and began to sell mortgages directly to Fannie Mae. Prior to this merger, all of the Company's loan sales were to third party investors on the secondary market with servicing rights released. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company reviews all sales of loans by evaluating specific terms in the sales documents and believes that the criteria discussed above to qualify for sales treatment have been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, the Buyer has no recourse with these loans except in the case of fraud. In certain sales, mortgage servicing rights may be retained and in other programs potential loss exposure from the credit enhancement obligation may be retained, both of which are evaluated and appropriately measured at the date of sale.

Note 1—Summary of Significant Accounting Policies (Continued)

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

        The Employee Stock Purchase Plan ("ESPP") allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock's market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19 for the amount the Company recognized as expense for the years ended December 31, 2014, 2013 and 2012.

Note 1—Summary of Significant Accounting Policies (Continued)

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

        The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2014 and 2013, there were no material accruals for uncertain tax positions. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, and North Carolina, Florida, Virginia, Alabama, and Mississippi. The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

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

Note 1—Summary of Significant Accounting Policies (Continued)

        During 2013, the Company acquired derivatives contracts through the merger transaction with FFHI. These instruments are a part of the Company's risk management strategy for its mortgage banking activities. These derivative instruments are used to hedge both the value of the mortgage servicing rights and the mortgage pipeline and are not designated as hedges and are not speculative in nature. The derivative instruments that are used to hedge the value of the mortgage servicing rights include financial forwards, futures contracts, and options written and purchased, while when-issued securities and mandatory cash forward trades are typically used to hedge the mortgage pipeline. These instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.

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

        The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in the net income in the period of the change (see Note 28—Derivative Financial Instruments for further disclosure).

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

Recent Accounting and Regulatory Pronouncements

        In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, a consensus of the FASB Emerging Issues Task Force. This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for

Note 1—Summary of Significant Accounting Policies (Continued)

public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material impact on the Company's financial statements.

        In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure ("ASU 2014-14"). ASU 2014-14 provides clarifying guidance related to how creditors classify government-guaranteed loans upon foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and a separate receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The adoption of ASU 2014-14 is not expected to have a material impact on the Company's financial statements.

        In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's financial statements.

        In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but does not expect it to have a material impact.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 ("ASU 2014-09"). The new standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after

Note 1—Summary of Significant Accounting Policies (Continued)

December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

        In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force ("ASU 2014-04"). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's financial statements.

        In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). ASU 2014-01 amends FASB ASC 323, Investments—Equity Method and Joint Ventures, to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and should be applied retrospectively. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

Note 2—Mergers and Acquisitions

        The following mergers and acquisitions are referenced throughout this Form 10-K:

  •
  Community Bank & Trust ("CBT")—January 29, 2010—Federal Deposit Insurance Corporation ("FDIC") purchase and assumption agreement

  •
  Habersham Bank ("Habersham")—February 18, 2011—FDIC purchase and assumption agreement

Note 2—Mergers and Acquisitions (Continued)

  •
  BankMeridian, N.A. ("BankMeridian")—July 29, 2011—FDIC purchase and assumption agreement

  •
  Peoples Bancorporation, Inc. ("Peoples")—April 24, 2012—Whole bank acquisition

  •
  The Savannah Bancorp, Inc. ("Savannah")—December 13, 2012—Whole bank acquisition

  •
  First Financial Holdings, Inc. ("FFHI")—July 26, 2013—Whole bank acquisition with FDIC purchase and assumption agreements of Cape Fear Bank ("Cape Fear")—April 10, 2009 and Plantation Federal Bank ("Plantation")—April 27, 2012

"FDIC purchase and assumption agreement" means that only certain assets and liabilities were acquired by the bank from the FDIC. A "whole bank acquisition" means that the two parties in the transaction agreed to the transaction, and there was no involvement of the FDIC. A "whole bank acquisition with FDIC purchase and assumption agreements" means that the two parties in the transaction agreed to the merger, and there were existing FDIC purchase and assumption agreements.

First Financial Holdings, Inc. Merger

        On July 26, 2013, the Company acquired all of the outstanding common stock of FFHI, of Charleston, South Carolina, the bank holding company for First Federal Bank ("First Federal"), in a stock transaction. FFHI common shareholders received 0.4237 shares of the Company's common stock in exchange for each share of FFHI common stock, resulting in the Company issuing 7,018,274 shares of its common stock. Each outstanding share of FFHI Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("FFHI Preferred Stock"), was converted into the right to receive one share of preferred stock of the Company, designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the FFHI Preferred Stock. In total, the purchase price for the FFHI acquisition was $447.0 million including $65.0 million in preferred stock and the value of "in the money" outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock) totaling $530,000. On March 28, 2014, the Company redeemed all 65,000 outstanding shares of the Series A Fixed Rate Cumulative Perpetual Preferred Stock. The shares had a liquidation preference of $1,000 per share and dividends were accruing at 9% per annum.

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

(Dollars in thousands)	As Recorded by FFHI	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$174,082	$—		$—		$174,082
Investment securities	313,200	(1,388	)(a)	—		311,812
Loans held for sale	19,858	6	(b)	—		19,864
Loans	2,355,527	(92,720	)(b)	12,875	(b)	2,275,682
Premises and equipment	82,399	(5,435	)(c)	(597	)(c)	76,367
Intangible assets	7,037	33,738	(d)	(2,542	)(d)	38,233
Mortgage servicing rights	19,156	—		—		19,156
Other real estate owned	13,271	(2,065	)(e)	1,972	(e)	13,178
FDIC receivable for loss sharing agreement	47,459	(18,122	)(f),(k)	(7,624	)(f)	21,713
Bank owned life insurance	51,513	—		(493	)(m)	51,020
Deferred tax asset	(5,279)	42,741	(g)	(4,585	)(g)	32,877
Other assets	47,257	(6,125	)(h)	4,247	(l)	45,379

Total assets	$3,125,480	$(49,370)		$3,253		$3,079,363

Liabilities
Deposits:
Noninterest-bearing	$430,517	$—		$—		$430,517
Interest-bearing	2,083,495	7,801	(i)	—		2,091,296

Total deposits	2,514,012	7,801		—		2,521,813
Other borrowings	280,187	21,526	(j)	—		301,713
Other liabilities	25,584	(2,059	)(k)	(245	)(k)	23,280

Total liabilities	2,819,783	27,268		(245)		2,846,806

Net identifiable assets acquired over (under) liabilities assumed	305,697	(76,638)		3,498		232,557
Goodwill	—	217,894		(3,498)		214,396

Net assets acquired over liabilities assumed	$305,697	$141,256		$—		$446,953

Consideration:
Common shares issued	7,018,274
Purchase price per share of the Company's common stock	$54.34

Company common stock issued and cash exchanged for fractional shares	381,423
Cash paid for stock options outstanding	530
Assumption of preferred stock	65,000

Fair value of total consideration transferred	$446,953

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

Note 2—Mergers and Acquisitions (Continued)

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

(j)—Adjustment reflects the fair value adjustment which was equal to the prepayment fee paid to fully pay off the Federal Home Loan Bank (the "FHLB") advances on July 26, 2013. This fair value adjustment and the fair value adjustment of the junior subordinated debt were determined based upon interest rates.

(k)—Adjustment reflects the reclassification of the clawback to net against the FDIC receivable, the incremental accrual for employee related benefits, lease liabilities, and adjustment of other miscellaneous accruals.

(l)—Adjustment reflects the change in insurance-related receivable and increase in the current income tax receivable for the short-period income tax returns filed.

(m)—Adjustment reflects the fair value adjustments to bank owned life insurance based on the Company's evaluation of the policies.

        The operating results of the Company for the year ended December 31, 2014, include the operating results of the acquired assets and assumed liabilities since the acquisition date of July 26, 2013. Merger and branding related charges of $23.9 million are recorded in the consolidated statement of income and include incremental costs related to closing of certain branches, employment related cost, professional cost (legal, accounting and audit related), travel, printing and supplies, advertising and brand related, and other cost.

        The following table discloses the impact of the merger with FFHI (excluding the impact of merger-related expenses) for the year ended December 31, 2014. The table also presents certain pro forma information as if FFHI had been acquired on January, 1 2012. These results combine the historical results of FFHI in the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013 or January 1, 2012.

        Merger-related costs of $22.8 million from the Savannah and FFHI acquisitions are included in the Company's consolidated statements of income for the year ended December 31, 2013, and are not included in the pro forma information below. In particular, no adjustments have been made to the pro forma information to eliminate the provision for loan losses for the years ended December 31, 2013 and 2012 of FFHI in the amount of $6.4 million and $20.1 million, respectively. No adjustments have been made to reduce the impact of any OREO write downs recognized by FFHI in either the years

Note 2—Mergers and Acquisitions (Continued)

ended December 31, 2013 or 2012. The pro forma results below for December 31, 2013 and 2012 do not reflect the operating cost savings and other business synergies related to the acquisition of FFHI:

(Dollars in thousands)	Actual results for the Year Ended Decmeber 31, 2014	Pro Forma Year Ended December 31, 2013	Pro Forma Year Ended December 31, 2012
Total revenues (net interest income plus noninterest income)	$421,056	$438,625	$480,672
Net operating income available to the common shareholder	$90,573	$80,624	$54,529

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

(Dollars in thousands)	As Recorded by Savannah	Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$86,244	$—		$—		$86,244
Investment securities	75,460	(1,288	)(a)	31	(a)	74,203
Loans	660,555	(59,196	)(b)	—		601,359
Premises and equipment	12,555	(1,843	)(c)	(260	)(c)	10,452
Intangible assets	3,357	9,546	(d)	15	(d)	12,918
Other real estate owned and repossessed assets	13,934	(5,315	)(e)	(1,513	)(e)	7,106
Bank owned life insurance	6,705	—		—		6,705
Deferred tax asset	(790)	39,143	(f)	(202	)(f)	38,151
Other assets	8,497	(2,348	)(g)	(893	)(k)	5,256

Total assets	$866,517	$(21,301)		$(2,822)		$842,394

Liabilities
Deposits:
Noninterest-bearing	$129,902	$—		$—		$129,902
Interest-bearing	619,198	2,530	(h)	—		621,728

Total deposits	749,100	2,530		—		751,630
Federal funds purchased and securities sold under agreements to repurchase	13,491	—		—		13,491
Other borrowings	30,613	(232	)(i)	—		30,381
Other liabilities	8,026	6,657	(j)	(311	)(j)	14,372

Total liabilities	801,230	8,955		(311)		809,874

Net identifiable assets acquired over (under) liabilities assumed	65,287	(30,256)		(2,511)		32,520
Goodwill	—	33,886		2,511		36,397

Net assets acquired over liabilities assumed	$65,287	$3,630		$—		$68,917

Consideration:
Common shares issued	1,802,137
Purchase price per share of the Company's common stock	$38.20

Company common stock issued and cash exchanged for fractional shares	68,854
Cash paid for stock options outstanding	63

Fair value of total consideration transferred	$68,917

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

(i)—Adjustment reflects the incremental accrual for SERP termination, other employee related benefits, and other liabilities.

Note 3—Investment Securities

        The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
State and municipal obligations	$9,659	$574	$—	$10,233

December 31, 2013:
State and municipal obligations	$12,426	$480	$(15)	$12,891

Note 3—Investment Securities (Continued)

        The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Government-sponsored entities debt*	$149,720	$191	$(1,714)	$148,197
State and municipal obligations	133,635	4,141	(195)	137,581
Residential government-sponsored entities mortgage-backed securities	511,414	7,572	(1,040)	517,946
Corporate stocks	3,161	573	(692)	3,042

	$797,930	$12,477	$(3,641)	$806,766

December 31, 2013:
Government-sponsored entities debt*	$149,708	$185	$(6,899)	$142,994
State and municipal obligations	142,934	1,798	(4,081)	140,651
Residential government-sponsored entities mortgage-backed securities	500,000	4,394	(4,915)	499,479
Corporate stocks	3,161	638	(132)	3,667

	$795,803	$7,015	$(16,027)	$786,791

*—The Company's government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation ("FHLMC") or Freddie Mac, Federal National Mortgage Association ("FNMA") or Fannie Mae, FHLB, and Federal Farm Credit Banks ("FFCB"). Also included in the Company's government-sponsored entities are debt securities offered by the Small Business Administration ("SBA"), which have the full faith and credit backing of the United States Government.

        The following is the amortized cost and fair value of other investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Federal Home Loan Bank stock	$7,484	$—	$—	$7,484
Investment in unconsolidated subsidiaries	3,034	—	—	3,034

	$10,518	$—	$—	$10,518

December 31, 2013:
Federal Home Loan Bank stock	$10,352	$—	$—	$10,352
Investment in unconsolidated subsidiaries	3,034	—	—	3,034

	$13,386	$—	$—	$13,386

        The Company has determined that the investment in Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2014 and ultimate recoverability of the par value of these investments is probable.

Note 3—Investment Securities (Continued)

        The amortized cost and fair value of debt and equity securities at December 31, 2014 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities have no set maturity dates and are classified as "Due after ten years".

	Securities Held to Maturity		Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$5,635	$5,681
Due after one year through five years	986	1,007	45,013	45,186
Due after five years through ten years	8,673	9,226	221,752	224,690
Due after ten years	—	—	525,530	531,209

	$9,659	$10,233	$797,930	$806,766

        The following table summarizes information with respect to sales of available-for-sale and held-to-maturity securities:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Securities Held to Maturity:
Sale proceeds	$411	$—	$—

Gross realized gains	$—	$—	$—
Gross realized losses	(90)	—	—

Net realized loss	$(90)	$—	$—

Securities Available for Sale:
Sale proceeds	$9,315	$177,468	$29,301

Gross realized gains	$115	$—	$193
Gross realized losses	(27)	—	(4)

Net realized gain	$88	$—	$189

        The Company had 66 securities with gross unrealized losses at December 31, 2014. Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by

Note 3—Investment Securities (Continued)

investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2014:
Securities Held to Maturity
State and municipal obligations	$—	$—	$—	$—

	$—	$—	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$98	$22,896	$1,616	$82,798
State and municipal obligations	3	1,444	192	8,269
Mortgage-backed securities	266	61,508	774	55,960
Corporate stocks	—	—	692	1,538

	$367	$85,848	$3,274	$148,565

December 31, 2013:
Securities Held to Maturity
State and municipal obligations	$15	$486	$—	$—

	$15	$486	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$6,899	$112,085
State and municipal obligations	3,901	87,060	180	3,900
Mortgage-backed securities	4,874	263,383	41	2,125
Corporate stocks	132	2,099	—	—

	$15,806	$464,627	$221	$6,025

        The unrealized losses in 2014 declined significantly from the unrealized loss position in 2013. This improvement was in all securities classifications, and was the result of the decline in interest rates throughout the year. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments. The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2014. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

        Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the

Note 3—Investment Securities (Continued)

extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates. As part of the Company's evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.

        At December 31, 2014 and 2013, investment securities with a carrying value of $273.2 million and $261.7 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2014 and 2013, the carrying amount of the securities pledged to collateralize repurchase agreements was $160.9 million and $163.2 million, respectively.

Note 4—Loans and Allowance for Loan Losses

        The following is a summary of non-acquired loans:

	December 31,
(Dollars in thousands)	2014	2013
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$364,221	$299,951
Commercial non-owner occupied	333,590	291,171

Total commercial non-owner occupied real estate	697,811	591,122
Consumer real estate:
Consumer owner occupied	786,778	548,170
Home equity loans	283,934	257,139

Total consumer real estate	1,070,712	805,309
Commercial owner occupied real estate	907,913	833,513
Commercial and industrial	405,923	321,824
Other income producing property	150,928	143,204
Consumer	189,317	136,410
Other loans	45,222	33,834

Total non-acquired loans	3,467,826	2,865,216
Less allowance for loan losses	(34,539)	(34,331)

Non-acquired loans, net	$3,433,287	$2,830,885

        The above table includes deferred fees, net of deferred costs, totaling $2.1 million and $0.8 million at December 31, 2014 and 2013, respectively.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of the related discount:

	December 31,
(Dollars in thousands)	2014	2013
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$24,099	$58,396
Commercial non-owner occupied	49,476	58,598

Total commercial non-owner occupied real estate	73,575	116,994
Consumer real estate:
Consumer owner occupied	646,375	745,481
Home equity loans	234,949	264,150

Total consumer real estate	881,324	1,009,631
Commercial owner occupied real estate	62,065	73,714
Commercial and industrial	41,130	58,773
Other income producing property	65,139	74,566
Consumer	204,766	267,257

Total acquired non-credit impaired loans	$1,327,999	$1,600,935

        In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

        The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	December 31,
(Dollars in thousands)	2014	2013
Acquired credit impaired loans:
Commercial loans greater than or equal to $1 million-CBT	$15,813	$24,109
Commercial real estate	325,109	439,785
Commercial real estate—construction and development	65,262	114,126
Residential real estate	390,244	481,247
Consumer	85,449	103,998
Commercial and industrial	44,804	68,862
Single pay	86	129

Total acquired credit impaired loans	926,767	1,232,256
Less allowance for loan losses	(7,365)	(11,618)

Acquired credit impaired loans, net	$919,402	$1,220,638

Note 4—Loans and Allowance for Loan Losses (Continued)

        The table below reflects refined contractual loan payments (principal and interest), estimates of the amounts not expected to be collected (non-accretable difference), accretable yield (interest income recognized over time), and the resulting fair values at the acquisition date for FFHI (July 26, 2013) for loans accounted for using ASC Topic 310-30. These refinements did not change the carrying value of these pools of loans. The changes were the result of the conversion to one loan system and a better projection of the timing of cash flows for these acquired credit impaired loans.

	July 26, 2013
(Dollars in thousands)	Loans Impaired at Acquisition	Loans Not Impaired at Acquisition	Total
Contractual principal and interest	$662,273	$238,166	$900,439
Non-accretable difference	(110,069)	(11,905)	(121,974)

Cash flows expected to be collected	552,204	226,261	778,465
Accretable difference	(129,834)	(52,122)	(181,956)

Carrying value	$422,370	$174,139	$596,509

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired credit impaired loans accounted for using ASC 310-30 at the acquisition date for Savannah (December 13, 2012) are as follows:

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

Note 4—Loans and Allowance for Loan Losses (Continued)

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of December 31, 2014, and 2013 are as follows:

	December 31,
(Dollars in thousands)	2014	2013
Contractual principal and interest	$1,337,703	$1,727,417
Non-accretable difference	(104,110)	(193,645)

Cash flows expected to be collected	1,233,593	1,533,772
Accretable difference	(306,826)	(301,516)

Carrying value	$926,767	$1,232,256

Allowance for acquired loan losses	$(7,365)	$(11,618)

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

        The following are changes in the carrying value of acquired credit impaired loans:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$1,220,638	$969,395	$370,581
Fair value of acquired loans	—	596,509	766,087
Net reductions for payments, foreclosures, and accretion	(299,329)	(344,348)	(166,761)
Change in the allowance for loan losses on acquired loans	(1,907)	(918)	(512)

Balance at end of period, net of allowance for loan losses on acquired loans	$919,402	$1,220,638	$969,395

        The following are changes in the carrying amount of accretable difference for acquired credit impaired loans:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$301,516	$160,849	$94,600
Addition from the FFHI acquisition	—	181,956	—
Addition from the Peoples acquisition	—	—	34,921
Addition from the Savannah acquisition	—	—	60,081
Interest income	(105,254)	(104,705)	(52,628)
Reclass of nonaccretable difference due to improvement in expected cash flows	112,316	71,136	35,739
Other changes, net	(1,752)	(7,720)	(11,864)

Balance at end of period	$306,826	$301,516	$160,849

        On December 13, 2006, the FDIC, the Federal Reserve, and other regulatory agencies collectively revised the banking agencies' 1993 policy statement on the allowance for loan and lease losses to

Note 4—Loans and Allowance for Loan Losses (Continued)

ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

        The allowance for loan losses on non-acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management's evaluation and "risk grading" of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non-acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

        With the FFHI acquisition, the Company segregated the loan portfolio into performing loans ("non-credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

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

Note 4—Loans and Allowance for Loan Losses (Continued)

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

Note 4—Loans and Allowance for Loan Losses (Continued)

        An aggregated analysis of the changes in allowance for loan losses is as follows:

(Dollars in thousands)	Non-acquired Loans	Acquired Non-credit Impaired Loans	Acquired Credit Impaired Loans	Total
Year ended December 31, 2014:
Balance at beginning of period	$34,331	$—	$11,618	$45,949
Loans charged-off	(7,516)	(1,531)	—	(9,047)
Recoveries of loans previously charged off	2,574	604	—	3,178

Net charge-offs	(4,942)	(927)	—	(5,869)
Provision for loan losses	5,150	927	(1,907)	4,170
Benefit attributable to FDIC loss share agreements	—	—	2,420	2,420

Total provision for loan losses charged to operations	5,150	927	513	6,590
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(2,420)	(2,420)
Reduction due to loan removals	—	—	(2,346)	(2,346)

Balance at end of period	$34,539	$—	$7,365	$41,904

Year ended December 31, 2013:
Balance at beginning of period	$44,378	$—	$17,218	$61,596
Loans charged-off	(15,289)	—	—	(15,289)
Recoveries of loans previously charged off	4,224	—	—	4,224

Net charge-offs	(11,065)	—	—	(11,065)
Provision for loan losses	1,018	—	(918)	100
Benefit attributable to FDIC loss share agreements	—	—	1,786	1,786

Total provision for loan losses charged to operations	1,018	—	868	1,886
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(1,786)	(1,786)
Reduction due to loan removals	—	—	(4,682)	(4,682)

Balance at end of period	$34,331	$—	$11,618	$45,949

Year ended December 31, 2012:
Balance at beginning of period	$49,367	$—	$23,607	$72,974
Loans charged-off	(21,930)	—	—	(21,930)
Recoveries of loans previously charged off	3,756	—	—	3,756

Net charge-offs	(18,174)	—	—	(18,174)
Provision for loan losses	13,185	—	512	13,697
Benefit attributable to FDIC loss share agreements	—	—	(78)	(78)

Total provision for loan losses charged to operations	13,185	—	434	13,619
Provision for loan losses recorded through the FDIC loss share receivable	—	—	78	78
Reduction due to loan removals	—	—	(6,901)	(6,901)

Balance at end of period	$44,378	$—	$17,218	$61,596

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commercial Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Other Loans	Total
Year ended December 31, 2014:
Allowance for loan losses:
Balance at beginning of period	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	(237)	(442)	(531)	(382)	(1,000)	(1,114)	(309)	(3,501)	—	(7,516)
Recoveries	421	390	95	271	69	264	191	873	—	2,574
Provision (benefit)	(1,307)	(471)	1,084	908	978	819	(159)	3,058	240	5,150

Balance at end of period	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539

Loans individually evaluated for impairment	$475	$77	$172	$144	$1	$41	$646	$2	$—	$1,558

Loans collectively evaluated for impairment	$5,191	$3,077	$8,243	$6,722	$2,828	$3,520	$1,586	$1,365	$449	$32,981

Loans:
Loans individually evaluated for impairment	$4,852	$3,610	$9,160	$2,966	$31	$908	$5,498	$60	$—	$27,085
Loans collectively evaluated for impairment	359,369	329,980	898,753	783,812	283,903	405,015	145,430	189,257	45,222	3,440,741

Total non-acquired loans	$364,221	$333,590	$907,913	$786,778	$283,934	$405,923	$150,928	$189,317	$45,222	$3,467,826

Year ended December 31, 2013:
Allowance for loan losses:
Balance at beginning of period	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(4,656)	(660)	(2,695)	(1,462)	(1,219)	(1,329)	(816)	(2,452)	—	(15,289)
Recoveries	1,395	353	41	633	228	514	224	836	—	4,224
Provision (benefit)	(786)	(937)	1,678	330	147	(532)	(646)	1,772	(8)	1,018

Balance at end of period	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331

Loans individually evaluated for impairment	$704	$—	$10	$271	$—	$—	$646	$—	$—	$1,631

Loans collectively evaluated for impairment	$6,085	$3,677	$7,757	$5,798	$2,782	$3,592	$1,863	$937	$209	$32,700

Loans:
Loans individually evaluated for impairment	$5,739	$2,681	$11,560	$3,013	$—	$405	$2,649	$—	$—	$26,047
Loans collectively evaluated for impairment	294,212	288,490	821,953	545,157	257,139	321,419	140,555	136,410	33,834	2,839,169

Total non-acquired loans	$299,951	$291,171	$833,513	$548,170	$257,139	$321,824	$143,204	$136,410	$33,834	$2,865,216

Year ended December 31, 2012:
Allowance for loan losses:
Balance at beginning of period	$12,373	$6,109	$10,356	$7,453	$4,269	$3,901	$3,636	$1,145	$125	$49,367
Charge-offs	(8,454)	(2,348)	(2,781)	(1,850)	(1,394)	(2,033)	(924)	(2,146)	—	(21,930)
Recoveries	1,428	282	5	124	600	228	361	728	—	3,756
Provision	5,489	878	1,163	841	151	2,843	674	1,054	92	13,185

Balance at end of period	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378

Loans individually evaluated for impairment	$1,573	$411	$648	$213	$—	$1,030	$1,004	$—	$—	$4,879

Loans collectively evaluated for impairment	$9,263	$4,510	$8,095	$6,355	$3,626	$3,909	$2,743	$781	$217	$39,499

Loans:
Loans individually evaluated for impairment	$13,549	$5,344	$20,212	$1,954	$—	$1,783	$4,393	$—	$—	$47,235
Loans collectively evaluated for impairment	259,871	284,727	763,940	432,549	255,284	277,980	129,320	86,934	33,163	2,523,768

Total non-acquired loans	$273,420	$290,071	$784,152	$434,503	$255,284	$279,763	$133,713	$86,934	$33,163	$2,571,003

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

(Dollars in thousands)	Construction & Land Development	Commercial Non-owner Occupied	Commercial Owner Occupied	Consumer Owner Occupied	Home Equity	Commercial & Industrial	Other Income Producing Property	Consumer	Total
Year ended December 31, 2014:
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(78)	(72)	—	(150)	(530)	(456)	(14)	(231)	(1,531)
Recoveries	1	—	—	20	262	312	—	9	604
Provision	77	72	—	130	268	144	14	222	927

Balance at end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	24,099	49,476	62,065	646,375	234,949	41,130	65,139	204,766	1,327,999

Total acquired non-credit impaired loans	$24,099	$49,476	$62,065	$646,375	$234,949	$41,130	$65,139	$204,766	$1,327,999

        As of December 31, 2013 and 2012, the Company has not recorded any allowance for loan losses for loans acquired and accounted for under FASB ASC Topic 310-20.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

(Dollars in thousands)	Commercial Loans Greater Than or Equal to $1 Million-CBT	Commercial Real Estate	Commercial Real Estate- Construction and Development	Residential Real Estate	Consumer	Commercial and Industrial	Single Pay	Total
Year ended December 31, 2014:
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(129)	(328)	(621)	(406)	(111)	(314)	2	(1,907)
Benefit attributable to FDIC loss share agreements	183	364	792	571	141	371	(2)	2,420

Total provision for loan losses charged to operations	54	36	171	165	30	57	—	513
Provision for loan losses recorded through the FDIC loss share receivable	(183)	(364)	(792)	(571)	(141)	(371)	2	(2,420)
Reduction due to loan removals	(39)	(44)	(1,287)	(339)	(152)	(449)	(36)	(2,346)

Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	15,813	325,109	65,262	390,244	85,449	44,804	86	926,767

Total acquired credit impaired loans	$15,813	$325,109	$65,262	$390,244	$85,449	$44,804	$86	$926,767

Year ended December 31, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3,109)	299	2,347	1,057	442	(1,786)	(168)	(918)
Benefit attributable to FDIC loss share agreements	2,934	(456)	(1,645)	(520)	(412)	1,719	166	1,786

Total provision for loan losses charged to operations	(175)	(157)	702	537	30	(67)	(2)	868
Provision for loan losses recorded through the FDIC loss share receivable	(2,934)	456	1,645	520	412	(1,719)	(166)	(1,786)
Reduction due to loan removals	(1,925)	—	(1,731)	(132)	—	(872)	(22)	(4,682)

Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	24,109	439,785	114,126	481,247	103,998	68,862	129	1,232,256

Total acquired credit impaired loans	$24,109	$439,785	$114,126	$481,247	$103,998	$68,862	$129	$1,232,256

*
—The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 4—Loans and Allowance for Loan Losses (Continued)

(Dollars in thousands)	Commercial Loans Greater Than or Equal to $1 Million-CBT	Commercial Real Estate	Commercial Real Estate- Construction and Development	Residential Real Estate	Consumer	Commercial and Industrial	Single Pay	Total
Year ended December 31, 2012:
Allowance for loan losses:
Balance at beginning of period	$12,417	$1,318	$—	$5,332	$—	$4,564	$(24)	$23,607
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,298)	199	1,628	(855)	96	(259)	1,001	512
Benefit attributable to FDIC loss share agreements	1,233	(30)	(1,319)	813	(88)	264	(951)	(78)

Total provision for loan losses charged to operations	(65)	169	309	(42)	8	5	50	434
Provision for loan losses recorded through the FDIC loss share receivable	(1,233)	30	1,319	(813)	88	(264)	951	78
Reduction due to loan removals	(5,782)	—	—	(270)	—	(166)	(683)	(6,901)

Balance at end of period	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—

Loans collectively evaluated for impairment	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	39,661	372,924	130,451	354,718	15,685	72,718	456	986,613

Total acquired credit impaired loans	$39,661	$372,924	$130,451	$354,718	$15,685	$72,718	$456	$986,613

*
—The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of commercial non-acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Pass	$337,641	$263,698	$307,450	$259,120	$858,220	$785,406
Special mention	15,466	20,814	20,596	24,779	34,737	26,148
Substandard	11,114	15,439	5,544	7,272	14,956	21,959
Doubtful	—	—	—	—	—	—

	$364,221	$299,951	$333,590	$291,171	$907,913	$833,513

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Pass	$397,555	$309,360	$135,400	$124,519	$2,036,266	$1,742,103
Special mention	6,718	10,376	10,333	9,903	87,850	92,020
Substandard	1,650	2,088	5,195	8,753	38,459	55,511
Doubtful	—	—	—	29	—	29

	$405,923	$321,824	$150,928	$143,204	$2,162,575	$1,889,663

        The following table presents the credit risk profile by risk grade of consumer non-acquired loans:

	Consumer Owner Occupied		Home Equity		Consumer
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Pass	$746,847	$500,999	$269,844	$243,615	$188,049	$135,476
Special mention	22,129	25,317	8,047	8,437	764	646
Substandard	17,802	21,854	6,021	5,064	504	288
Doubtful	—	—	22	23	—	—

	$786,778	$548,170	$283,934	$257,139	$189,317	$136,410

	Other		Consumer Total
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Pass	$45,222	$33,834	$1,249,962	$913,924
Special mention	—	—	30,940	34,400
Substandard	—	—	24,327	27,206
Doubtful	—	—	22	23

	$45,222	$33,834	$1,305,251	$975,553

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
(Dollars in thousands)	December 31, 2014	December 31, 2013
Pass	$3,286,228	$2,656,027
Special mention	118,790	126,420
Substandard	62,786	82,717
Doubtful	22	52

	$3,467,826	$2,865,216

        At December 31, 2014, the aggregate amount of non-acquired substandard and doubtful loans totaled $62.8 million. When these loans are combined with non-acquired OREO of $7.9 million, our non-acquired classified assets (as defined by the South Carolina Board of Financial Institutions and the FDIC, our primary regulators) were $70.7 million. At December 31, 2013, the amounts were $82.8 million, $13.5 million, and $96.3 million, respectively.

        The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,		December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Pass	$22,456	$57,389	$42,572	$56,539	$61,040	$71,984
Special mention	816	109	6,039	1,565	265	318
Substandard	827	898	865	494	760	1,412
Doubtful	—	—	—	—	—	—

	$24,099	$58,396	$49,476	$58,598	$62,065	$73,714

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Pass	$39,780	$56,777	$63,090	$70,812	$228,938	$313,501
Special mention	448	924	896	2,177	8,464	5,093
Substandard	902	1,072	1,153	1,577	4,507	5,453
Doubtful	—	—	—	—	—	—

	$41,130	$58,773	$65,139	$74,566	$241,909	$324,047

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,		December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Pass	$639,555	$742,778	$222,653	$246,274	$201,636	$266,645
Special mention	1,241	417	4,491	6,733	619	127
Substandard	5,579	2,286	7,805	11,143	2,511	485
Doubtful	—	—	—	—	—	—

	$646,375	$745,481	$234,949	$264,150	$204,766	$267,257

	Consumer Total
	December 31,
	2014	2013
Pass	$1,063,844	$1,255,697
Special mention	6,351	7,277
Substandard	15,895	13,914
Doubtful	—	—

	$1,086,090	$1,276,888

        The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired Non-credit Impaired Loans
	December 31,
(Dollars in thousands)	2014	2013
Pass	$1,292,782	$1,569,198
Special mention	14,815	12,370
Substandard	20,402	19,367
Doubtful	—	—

	$1,327,999	$1,600,935

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F-45):

	Commercial Loans Greater Than or Equal to $1 million-CBT		Commercial Real Estate		Commercial Real Estate—Construction and Development
	December 31,		December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Pass	$11,248	$12,047	$208,269	$244,293	$26,855	$38,748
Special mention	1,030	2,513	35,896	46,159	9,539	13,762
Substandard	3,535	9,549	80,944	149,333	28,868	61,616
Doubtful	—	—	—	—	—	—

	$15,813	$24,109	$325,109	$439,785	$65,262	$114,126

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Pass	$190,931	$203,296	$7,493	$8,804	$25,530	$38,450
Special mention	73,699	91,468	29,087	38,322	5,317	3,968
Substandard	125,614	186,405	48,869	56,872	13,957	26,444
Doubtful	—	78	—	—	—	—

	$390,244	$481,247	$85,449	$103,998	$44,804	$68,862

	Single Pay		Total Acquired Credit Impaired Loans
	December 31,		December 31,
	2014	2013	2014	2013
Pass	$58	$52	$470,384	$545,690
Special mention	—	—	154,568	196,192
Substandard	28	77	301,815	490,296
Doubtful	—	—	—	78

	$86	$129	$926,767	$1,232,256

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

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
December 31, 2014
Commercial real estate:
Construction and land development	$318	$439	$1,354	$2,111	$362,110	$364,221
Commercial non-owner occupied	1,197	—	1,432	2,629	330,961	333,590
Commercial owner occupied	1,106	95	5,403	6,604	901,309	907,913
Consumer real estate:
Consumer owner occupied	1,946	501	2,746	5,193	781,585	786,778
Home equity loans	679	443	519	1,641	282,293	283,934
Commercial and industrial	760	123	107	990	404,933	405,923
Other income producing property	570	114	1,319	2,003	148,925	150,928
Consumer	512	243	120	875	188,442	189,317
Other loans	65	46	62	173	45,049	45,222

	$7,153	$2,004	$13,062	$22,219	$3,445,607	$3,467,826

December 31, 2013
Commercial real estate:
Construction and land development	$557	$476	$2,707	$3,740	$296,211	$299,951
Commercial non-owner occupied	1,780	1	2,684	4,465	286,706	291,171
Commercial owner occupied	457	650	3,601	4,708	828,805	833,513
Consumer real estate:
Consumer owner occupied	1,526	1,107	2,621	5,254	542,916	548,170
Home equity loans	780	214	422	1,416	255,723	257,139
Commercial and industrial	390	105	370	865	320,959	321,824
Other income producing property	950	19	2,634	3,603	139,601	143,204
Consumer	337	142	28	507	135,903	136,410
Other loans	33	36	30	99	33,735	33,834

	$6,810	$2,750	$15,097	$24,657	$2,840,559	$2,865,216

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
December 31, 2014
Commercial real estate:
Construction and land development	$17	$—	$40	$57	$24,042	$24,099
Commercial non-owner occupied	—	—	—	—	49,476	49,476
Commercial owner occupied	414	—	38	452	61,613	62,065
Consumer real estate:
Consumer owner occupied	443	241	1,566	2,250	644,125	646,375
Home equity loans	1,451	866	972	3,289	231,660	234,949
Commercial and industrial	14	250	117	381	40,749	41,130
Other income producing property	97	—	88	185	64,954	65,139
Consumer	885	341	843	2,069	202,697	204,766

	$3,321	$1,698	$3,664	$8,683	$1,319,316	$1,327,999

December 31, 2013
Commercial real estate:
Construction and land development	$371	$—	$464	$835	$57,561	$58,396
Commercial non-owner occupied	105	—	17	122	58,476	58,598
Commercial owner occupied	—	71	272	343	73,371	73,714
Consumer real estate:
Consumer owner occupied	3,368	393	1,196	4,957	740,524	745,481
Home equity loans	857	67	625	1,549	262,601	264,150
Commercial and industrial	827	894	282	2,003	56,770	58,773
Other income producing property	431	—	—	431	74,135	74,566
Consumer	291	213	154	658	266,599	267,257
Other loans	—	—	—	—	—	—

	$6,250	$1,638	$3,010	$10,898	$1,590,037	$1,600,935

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
December 31, 2014
Commercial loans greater than or equal to $1 million—CBT	$—	$—	$2,896	$2,896	$12,917	$15,813
Commercial real estate	4,350	723	15,866	20,939	304,170	325,109
Commercial real estate—construction and development	1,750	452	8,204	10,406	54,856	65,262
Residential real estate	7,194	2,856	15,471	25,521	364,723	390,244
Consumer	2,241	1,106	2,614	5,961	79,488	85,449
Commercial and industrial	451	196	3,413	4,060	40,744	44,804
Single pay	—	—	—	—	86	86

	$15,986	$5,333	$48,464	$69,783	$856,984	$926,767

December 31, 2013
Commercial loans greater than or equal to $1 million—CBT	$—	$—	$7,217	$7,217	$16,892	$24,109
Commercial real estate	4,493	3,728	24,362	32,583	407,202	439,785
Commercial real estate—construction and development	4,847	9,166	17,567	31,580	82,546	114,126
Residential real estate	13,794	3,792	27,061	44,647	436,600	481,247
Consumer	2,390	552	2,050	4,992	99,006	103,998
Commercial and industrial	3,875	634	3,829	8,338	60,524	68,862
Single pay	—	—	46	46	83	129

	$29,399	$17,872	$82,132	$129,403	$1,102,853	$1,232,256

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Gross Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2014
Commercial real estate:
Construction and land development	$7,414	$1,528	$3,324	$4,852	$475
Commercial non-owner occupied	4,920	2,539	1,071	3,610	77
Commercial owner occupied	12,508	5,546	3,614	9,160	172
Consumer real estate:
Consumer owner occupied	3,393	—	2,966	2,966	144
Home equity loans	131	—	31	31	1
Commercial and industrial	1,625	336	572	908	41
Other income producing property	6,280	360	5,138	5,498	646
Consumer	95	—	60	60	2
Other loans	—	—	—	—	—

Total	$36,366	$10,309	$16,776	$27,085	$1,558

December 31, 2013
Commercial real estate:
Construction and land development	$7,341	$3,555	$2,184	$5,739	$704
Commercial non-owner occupied	3,592	2,681	—	2,681	—
Commercial owner occupied	14,017	10,441	1,119	11,560	10
Consumer real estate:
Consumer owner occupied	3,063	—	3,013	3,013	271
Home equity loans	—	—	—	—	—
Commercial and industrial	477	405	—	405	—
Other income producing property	2,794	554	2,095	2,649	646
Consumer	—	—	—	—	—
Other loans	—	—	—	—	—

Total	$31,284	$17,636	$8,411	$26,047	$1,631

        Acquired credit impaired loans are accounted for in pools as shown on page F-37 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Commercial real estate:
Construction and land development	$5,295	$80	$10,589	$98	$18,048	$114
Commercial non-owner occupied	3,145	68	4,030	—	7,503	85
Commercial owner occupied	10,360	141	15,170	106	17,460	347
Consumer real estate:
Consumer owner occupied	2,990	113	845	154	2,223	65
Home equity loans	15	1	—	—	—	—
Commercial and industrial	657	27	1,234	—	921	23
Other income producing property	4,073	163	3,463	35	3,171	117
Consumer	30	5	—	—	—	—
Other loans	—	—	—	—	—	—

Total Impaired Loans	$26,565	$598	$35,331	$393	$49,326	$751

        The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2014	2013
Commercial non-owner occupied real estate:
Construction and land development	$2,920	$5,819
Commercial non-owner occupied	2,325	2,912

Total commercial non-owner occupied real estate	5,245	8,731
Consumer real estate:
Consumer owner occupied	6,015	8,382
Home equity loans	1,412	1,128

Total consumer real estate	7,427	9,510
Commercial owner occupied real estate	3,605	7,753
Commercial and industrial	600	586
Other income producing property	1,348	4,704
Consumer	344	49
Other loans	—	—
Restructured loans	9,425	10,690

Total loans on nonaccrual status	$27,994	$42,023

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2014	2013
Commercial non-owner occupied real estate:
Construction and land development	$41	$—
Commercial non-owner occupied	645	—

Total commercial non-owner occupied real estate	686	—
Consumer real estate:
Consumer owner occupied	3,685	—
Home equity loans	1,507	—

Total consumer real estate	5,192	—
Commercial owner occupied real estate	38	—
Commercial and industrial	120	—
Other income producing property	309	—
Consumer	1,193	—

Total loans on nonaccrual status	$7,538	$—

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

Note 4—Loans and Allowance for Loan Losses (Continued)

        The following table presents non-acquired and acquired non-credit impaired loans designated as TDRs segregated by class and type of concession that were restructured during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Interest rate modification
Construction and land development	2	$602	$562	1	$120	$120	1	$165	$156
Commercial non-owner occupied	—	—	—	1	246	233	—	—	—
Commercial owner occupied	—	—	—	1	750	747	4	5,355	5,215
Consumer owner occupied	4	484	464	1	124	116	—	—	—
Commercial and industrial	—	—	—	—	—	—	1	474	464
Other Income Producing Property	1	147	128	—	—	—	—	—	—

Total interest rate modifications	7	1,233	1,154	4	1,240	1,216	6	5,994	5,835

Term modification
Construction and land development	1	99	95	—	—	—	2	835	824
Commercial non-owner occupied	—	—	—	—	—	—	1	700	700
Consumer owner occupied	—	—	—	1	2,442	2,442	—	—	—
Other Income Producing Property	1	1,243	1,206	—	—	—	—	—	—

Total term modifications	2	1,342	1,301	1	2,442	2,442	3	1,535	1,524

	9	$2,575	$2,455	5	$3,682	$3,658	9	$7,529	$7,359

        At December 31, 2014 and December 31, 2013, the balance of accruing TDRs was $6.6 million, $5.3 million, respectively.

        The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of December 31, 2014 by type of concession:

	Paying Under Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest rate modification	4	$767	2	$183	1	$204
Term modification	2	1,301	—	—	—	—

	6	$2,068	2	$183	1	$204

        The amount of specific reserve associated with non-acquired restructured loans was $991,000 at December 31, 2014, none of which was related to the restructured loans that had subsequently defaulted. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2014.

Note 5—FDIC Indemnification Asset

        The following table provides changes in the FDIC indemnification asset:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$86,447	$146,171	$262,651
FDIC indemnification asset recorded for First Federal's loss share agreements	—	21,891	—
Increase (decrease) in expected losses on loans	(2,421)	(3,452)	78
Additional losses (gains) on OREO	(4,520)	(2,252)	7,467
Reimbursable expenses	2,829	5,542	9,262
Amortization of discounts and premiums, net	(21,895)	(29,535)	(20,773)
Reimbursements from FDIC	(38,279)	(51,918)	(112,514)

Balance at end of period	$22,161	$86,447	$146,171

        The FDIC indemnification asset is measured separately from the related covered assets. At December 31, 2014, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $16.0 million less than the current carrying value. This amount is being recognized as negative accretion (in non-interest income) over the shorter of the underlying asset's remaining life or remaining term of the loss share agreements. Subsequent to year-end, the Company received $1.3 million from loss share claims filed, including reimbursable expenses.

        Included in the FDIC indemnification asset is an expected "true up" with the FDIC related to both the BankMeridian and Plantation acquisitions. This amount is determined each reporting period and at December 31, 2014, was estimated to be approximately $4.1 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.4 million related to the Plantation acquisition at the end of the loss share agreement (April 2017). The actual payment will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share. There was no true up expected from the CBT, Cape Fear, or Habersham FDIC-assisted transactions as of December 31, 2014.

        Effective June 30, 2014, the Commercial Shared-Loss Agreement with the FDIC expired for Cape Fear and losses on assets covered under this agreement are no longer claimable after filing the second quarter of 2014 commercial loss share certificate. The Commercial Shared-Loss Agreement for CBT will expire March 31, 2015 and losses on assets covered under this agreement will no longer be claimable after this date; however, 95% of recoveries received over the next three years will be shared with the FDIC. At December 31, 2014, $50.3 million in loans and $3.9 million in OREO were covered under this agreement.

Note 6—Other Real Estate Owned

        The following is a summary of the changes in the carrying value of OREO:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2011	$18,022	$65,849	$83,871
Acquired in Peoples acquisition	8,104	—	8,104
Acquired in SAVB acquisition	7,106	—	7,106
Additions, net	25,958	20,631	46,589
Writedowns	(5,633)	(7,557)	(13,190)
Sold	(21,309)	(44,666)	(65,975)

Balance, December 31, 2012	$32,248	$34,257	$66,505
Acquired in FFHI acquisition	4,801	6,405	11,206
Additions, net	33,761	20,559	54,320
Writedowns	(7,831)	(278)	(8,109)
Sold	(25,581)	(33,423)	(59,004)

Balance, December 31, 2013	37,398	27,520	64,918
Additions, net	29,260	16,555	45,815
Writedowns	(4,827)	(5,858)	(10,685)
Sold	(35,332)	(21,990)	(57,322)

Balance, December 31, 2014	$26,499	$16,227	$42,726

        The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount. At December 31, 2014, there were 279 properties included in OREO, with 166 uncovered and 113 covered by loss share agreement with the FDIC. At December 31, 2013, there were 480 properties in OREO, with 216 uncovered and 264 covered by loss share agreement with the FDIC. During 2014, the Company sold 557 properties with 304 covered by loss share agreements with the FDIC and 253 not covered. For the year ended December 31, 2013, the Company sold 693 properties with 457 covered by loss share agreements with the FDIC and 236 were not covered. See Note 30—Subsequent Event for information about the OREO auction.

Note 7—Premises and Equipment

        Premises and equipment consisted of the following:

		December 31,
(Dollars in thousands)	Useful Life	2014	2013
Land		$54,269	$67,056
Buildings and leasehold improvements	15 - 40 years	139,742	145,028
Equipment and furnishings	3 - 10 years	72,671	70,989
Construction in process		611	939

Total		267,293	284,012
Less accumulated depreciation		(95,521)	(95,898)

		$171,772	$188,114

        Depreciation expense charged to operations was $11.1 million, $10.0 million, and $8.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 7—Premises and Equipment (Continued)

        At December 31, 2014 and 2013, computer software with an original cost of $6.0 million and $10.7 million, respectively, were being amortized using the straight-line method over thirty-six months. Amortization expense totaled $1.7 million, $1.4 million, and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 8—Goodwill and Other Intangible Assets

        In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill as of December 31, 2014. The following is a summary of changes in the carrying amounts of goodwill:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$317,688	$103,292
Additions:
Goodwill from FFHI acquisition	—	214,396

Balance at end of period	$317,688	$317,688

        The Company's other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2014	2013
Gross carrying amount	$75,354	$77,896
Accumulated amortization	(26,115)	(17,988)

	$49,239	$59,908

        Amortization expense totaled $8.3 million, $6.1 million and $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Years ending December 31:
2015	$7,890
2016	6,377
2017	6,136
2018	5,797
2019	5,530
Thereafter	17,509

$49,239

Note 9—Deposits

        The Company's total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2014	2013
Certificates of deposit	$1,237,140	$1,525,567
Interest-bearing demand deposits	2,927,820	2,893,646
Non-interest bearing demand deposits	1,639,953	1,486,445
Savings deposits	655,132	647,648
Other time deposits	1,000	838

Total deposits	$6,461,045	$6,554,144

        At December 31, 2014, and 2013, the Company had $128.5 million and $152.6 million in certificates of deposits greater than $250,000, respectively. At December 31, 2014 and 2013, the Company had $23.4 million and $34.8 million, respectively, in traditional, out-of-market brokered deposits.

        At December 31, 2014, the scheduled maturities of time deposits (includes $1.0 million of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Years ending December 31:
2015	$835,296
2016	229,820
2017	90,151
2018	43,179
2019	31,756
Thereafter	7,938

$1,238,140

Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

        Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis. Some securities underlying these agreements include arrangements to resell securities from broker-dealers approved by

Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase (Continued)

the Company. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$221,541	0.14%	$211,401	0.14%	$238,621	0.17%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$253,948	0.14%	$274,080	0.16%	$229,185	0.20%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$321,733		$328,701		$254,104

Note 11—Other Borrowings

        The Company's other borrowings were as follows:

	December 31,
(Dollars in thousands)	2014	2013
FFCH Capital Trust I junior subordinated debt with a fixed interest rate of 7.00% and pays interest quarterly; matures on April 6, 2034, and can be called by the issuer without penalty on or after April 7, 2009 for the principal outstanding plus any accrued interest; net of discount of $134 on December 31, 2014. Guaranteed by the Company on a subordinated basis.	$46,258	$46,135
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% until September 15, 2015 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 159 basis points adjusted quarterly; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	20,619	20,619
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% until June 15, 2010 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	8,248	8,248
SAVB Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 285 basis points adjusted quarterly; matures on October 7, 2033, and can be called by the issuer without penalty on or after October 7, 2008 for the principal outstanding plus any accrued and unpaid interest; net of discount of $342 on December 31, 2014. Guaranteed by the Company on a subordinated basis.	5,844	5,729
SAVB Capital Trust II junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 220 basis points adjusted quarterly; matures on December 15, 2034, and can be called by the issuer without penalty on or after December 15, 2009 for the principal outstanding plus any accrued and unpaid interest; net of discount of $296 on December 31, 2014. Guaranteed by the Company on a subordinated basis.	3,828	3,729
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty on or after December 15, 2011. Guaranteed by the Company on a subordinated basis.	3,093	3,093
Other	948	2,135

	$101,210	$102,060

Note 11—Other Borrowings (Continued)

FHLB Advances

        The Company has from time-to-time entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

        As of December 31, 2014, and 2013, there was $136,000 and $142,000 in outstanding advances, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2014, were approximately $2.4 billion which allows the Company a total borrowing capacity at FHLB of approximately $960.8 million. After accounting for letters of credit totaling $19.7 million, the Company had unused net credit available with the FHLB in the amount of approximately $940.7 million at December 31, 2014.

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

        As of December 31, 2014, the sole assets of the Trusts were an aggregate of $101.0 million of the Company's junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

        As of December 31, 2014, the Company recorded a $100.3 million liability for the junior subordinated debt securities, net of a $772,000 discount recorded on SAVB Capital Trust I and II and FFCH Capital Trust I. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $101.0 million and the Company would fully amortize any remaining discount into interest expense. The remaining discount is being amortized over either a two and one-half year period or five year period. See Note 30—Subsequent Events for information about the redemption of the FFCH Capital Trust I junior subordinated debt securities.

        For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Line of Credit

        On October 27, 2014, the Company entered into a Credit Agreement (the "Agreement") with U.S. Bank National Association (the "Lender"). The Agreement provides for a $20 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is October 26, 2015, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.75%.

Note 11—Other Borrowings (Continued)

        Principal maturities of other borrowings are summarized below:

(Dollars in thousands)	Junior Subordinated Debt	Other	Total
Years Ended December 31,
2015	$—	$6	$6
2016	—	6	6
2017	—	7	7
2018	—	7	7
2019	—	7	7
Thereafter	100,262	915	101,177

	$100,262	$948	$101,210

Note 12—Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current:
Federal	$8,577	$22,153	$10,455
State	1,609	1,135	1,351

Total current tax expense	10,186	23,288	11,806

Deferred:
Federal	26,156	973	3,161
State	(351)	1,094	161

Total deferred tax expense (benefit)	25,805	2,067	3,322

Provision for income taxes	$35,991	$25,355	$15,128

        The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Income taxes at federal statutory rate	$39,000	$26,101	$15,806
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	818	1,450	983
Tax-exempt interest	(1,778)	(1,792)	(1,436)
Income tax credits	(1,257)	(1,094)	(571)
Dividends received deduction	(5)	(4)	(3)
Other, net	(787)	694	349

	$35,991	$25,355	$15,128

Note 12—Income Taxes (Continued)

        The components of the net deferred tax asset, included in other assets are as follows:

	December 31,
(Dollars in thousands)	2014	2013
Allowance for loan losses	$13,611	$13,386
Other-than-temporary impairment on securities	120	136
Share-based compensation	1,762	952
Pension plan and post-retirement benefits	1,063	159
Deferred compensation	2,523	2,030
Purchase accounting adjustments	53,052	72,104
Other real estate owned	1,926	8,141
Tax deductible goodwill	1,624	1,724
Net operating loss carryforwards	17,127	17,722
Cash flow hedge	326	348
Unrealized losses on investment securities available for sale	—	3,440
Other	1,024	4,678

Total deferred tax assets	94,158	124,820

Gain on FDIC assisted transaction deferred for tax purposes	9,856	11,689
Unrealized gains on investment securities available for sale	3,369	—
Depreciation	6,388	5,123
Intangible assets	15,584	17,985
Deferred loan fees	3,445	3,698
Prepaid expense	537	669
Other	10,809	10,851

Total deferred tax liabilities	49,988	50,015

Net deferred tax asset (liability) before valuation allowance	44,170	74,805

Less, valuation allowance	(1,478)	(1,042)

Net deferred tax asset	$42,692	$73,763

        The Company had federal net operating loss and tax credits carryforwards of $34.7 million and $38.2 million for the years ended December 31, 2014 and 2013, respectively, which expire in varying amounts through 2023. As a result of the Peoples and Savannah ownership changes in 2012, Section 382 of the Internal Revenue Code places an annual limitation of the amount of federal net operating loss carryforwards which the Company may utilize. Additionally, section 382 limits the Company's ability to utilize certain tax deductions (realized built-in losses or RBIL) due to the existence of a Net Unrealized Built-in Loss (NUBIL) at the time of the change in control. The Company is allowed to carry forward any such RBIL under terms similar to those related to NOLs. Consequently, $11.8 million of the Company's RBIL carryforwards attributed to the Peoples acquisition are subject to annual limitations of $1.5 million, and $22.9 million of the Company's NOL and RBIL carryforwards attributed to the Savannah acquisition are subject to annual limitation of $2.0 million. All of the NUBIL limitations were exhausted as of December 31, 2013. The Company expects all section 382 limited carryforwards to be realized within the applicable carryforward period.

        The Company had state net operating loss carryforwards of $50.6 million and $40.5 million for the years ended December 31, 2014 and 2013 respectively, which expire in varying amounts through 2024. There is a valuation allowance of $1.5 million that relates to the parent company's state operating loss

Note 12—Income Taxes (Continued)

carryforwards for which realizability is uncertain. The change in the valuation allowance for the years ended December 31, 2014, 2013, and 2012 was immaterial.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2014.

        As of December 31, 2014, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

        Federal and state tax returns for 2010 and subsequent tax years remain subject to examination by taxing authorities as of December 31, 2014.

Note 13—Other Expense

        The following is a summary of the components of other noninterest expense:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Business development and staff related	$5,684	$4,962	$2,916
Other loan expense	2,056	2,220	1,494
Courier expense	1,559	962	561
Director and shareholder expense	1,550	1,290	1,196
Property and sales tax	616	662	262
Office supplies	488	397	392
Other	6,938	6,301	2,978

	$18,891	$16,794	$9,799

Note 14—Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Numerator:
Net income available to common shareholders—numerator for basic and diluted earnings per share	$74,364	$47,865	$30,032

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	23,897	19,866	14,698
Effect of dilutive securities:
Employee stock options and restricted stock	257	211	98

Dilutive potential shares:
Denominator for diluted earnings per share—adjusted weighted-average shares	24,154	20,077	14,796

Basic earnings per common share	$3.11	$2.41	$2.04

Diluted earnings per common share	$3.08	$2.38	$2.03

        The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Number of shares	22,497	21,361	138,729
Range of exercise prices	$61.49 to $66.32	$41.45 to $41.45	$31.10 to $40.99

Note 15—Accumulated Other Comprehensive Income (Loss)

        The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

(Dollars in thousands)	Benefit Plans	Unrealized Gains and Losses on Securities Available for Sale	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2011	$(7,823)	$5,935	$(861)	$(2,749)

Other comprehensive income (loss) before reclassifications	52	2,946	(250)	2,748
Amounts reclassified from accumulated other comprehensive income (loss)	313	(117)	181	377

Net comprehensive income (loss)	365	2,829	(69)	3,125

Balance at December 31, 2012	(7,458)	8,764	(930)	376
Other comprehensive income (loss) before reclassifications	3,555	(14,337)	175	(10,607)
Amounts reclassified from accumulated other comprehensive income (loss)	318	—	190	508

Net comprehensive income (loss)	3,873	(14,337)	365	(10,099)

Balance at December 31, 2013	(3,585)	(5,573)	(565)	(9,723)
Other comprehensive income (loss) before reclassifications	(2,201)	11,039	(156)	8,682
Amounts reclassified from accumulated other comprehensive income (loss)	471	1	192	664

Net comprehensive income (loss)	(1,730)	11,040	36	9,346

Balance at December 31, 2014	$(5,315)	$5,467	$(529)	$(377)

Note 15—Accumulated Other Comprehensive Income (Loss) (Continued)

        The table below presents the reclassifications out of accumulated other comprehensive income, net of tax, for the year ended December 31, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Year Ended December 31,
				Income Statement Line Item Affected
Accumulated Other Comprehensive Income (Loss) Component	2014	2013	2012
(Gains) losses on cash flow hedges:
Interest rate contracts	$310	$307	$293	Interest expense
	(118)	(117)	(112)	Provision for income taxes

	192	190	181	Net income

(Gains) losses on sales of available for sale securities:
	$2	$—	$(189)	Other noninterest income
	(1)	—	72	Provision for income taxes

	1	—	(117)	Net income

Amortization of defined benefit pension items:
Actuarial (gains) losses	$761	$482	$471	Salaries and employee benefits
	(290)	(164)	(158)	Provision for income taxes

	471	318	313	Net income

Total reclassifications for the period	$664	$508	$377

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

        During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to the Company in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013. In January 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million. These funds were used to redeem $65.0 million of outstanding preferred stock.

        Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of

Note 16—Restrictions on Subsidiary Dividends, Loans, or Advances (Continued)

loans or advances was approximately $107.0 million and $106.7 million at December 31, 2014 and 2013, respectively.

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

        Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan. The pension plan remained suspended as of December 31, 2014.

        The following sets forth the pension plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$24,608	$26,703	$25,015
Interest cost	1,111	997	1,033
Actuarial (gain) loss	3,057	(2,359)	1,308
Benefits paid	(774)	(733)	(653)

Benefit obligation at end of year	28,002	24,608	26,703

Change in plan assets:
Fair value of plan assets at beginning of year	27,033	22,219	19,233
Actual return on plan assets	1,592	4,347	2,439
Employer contribution	600	1,200	1,200
Benefits paid	(774)	(733)	(653)

Fair value of plan assets at end of year	28,451	27,033	22,219

Funded status	$449	$2,425	$(4,484)

        At December 31, 2014 and 2013, the net losses recognized in accumulated other comprehensive income excluding related income tax effects were $8.2 million and $5.5 million, respectively.

Note 17—Retirement Plans (Continued)

        The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest cost	$1,110	$997	$1,033
Expected return on plan assets	(1,938)	(1,721)	(1,631)
Recognized net actuarial loss	659	1,206	1,069

Net periodic benefit cost	(169)	482	471

Net (gain) loss	3,404	(4,986)	500
Amortization of net loss	(659)	(1,206)	(1,069)

Total amount recognized in other comprehensive income	2,745	(6,192)	(569)

Total recognized in net periodic benefit cost and other comprehensive income	$2,576	$(5,710)	$(98)

        The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $898,000.

        The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2014	2013
Projected benefit obligation	$28,002	$24,608
Accumulated benefit obligation	28,002	24,608
Fair value of plan assets	28,451	27,033

        The Company used a 3.70% and 4.60% discount rate in its weighted-average assumptions used to determine the benefit obligation at December 31, 2014, and 2013, respectively. The rate of compensation increase was not applicable in the Company's weighted-average assumptions because of the plan curtailment at June 30, 2009. The weighted-average assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.60%	3.80%	4.20%
Expected long-term return on plan assets	7.75%	7.75%	7.75%

        For the years ended December 31, 2014, 2013, and 2012, the discount rate of 4.60%, 3.80%, and 4.20%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

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

Asset Class	Rate of Return Assumption	Standard Deviation Assumption
Cash Equivalents	3.00%	0.60%
High Grade Fixed Income	6.32%	3.50%
High Yield Fixed Income	8.31%	8.96%
International Fixed Income	6.74%	8.36%
Large Cap Equity	10.05%	16.95%
Mid Cap Equity	11.56%	17.54%
Mid/Small Cap Equity	10.26%	18.99%
Small Cap Equity	8.96%	20.43%
Foreign Equity	7.27%	17.43%

        The portfolio's equity weighting is consistent with the long-term nature of the Plan's benefit obligation, and the expected annual return on the portfolio of 7.75%.

        The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 7.75%. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan's investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55-65%, Fixed Income 20-40%, Cash Equivalents 0-35%. As of December 31, 2014, approximately 64% of pension plan assets were invested with equity managers, approximately 28% of pension plan assets were invested with fixed income managers, and approximately 8% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

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

Note 17—Retirement Plans (Continued)

        The fair values of the Company's pension plan assets at December 31, 2014 by asset category are as follows:

(Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4	$4	$—	$—
Money market funds	2,393	2,393	—	—
Broad market fixed income	8,098	8,098	—	—
Domestic equity	15,459	15,459	—	—
Foreign equity	2,497	2,497	—	—

Total assets	$28,451	$28,451	$—	$—

        As of December 31, 2014 and 2013, the Plan's domestic equity securities did not include any of the Company's common stock. The plan made no purchases of the Company's stock during 2014, 2013 and 2012.

        Estimated future benefit payments for the next ten years:

(Dollars in thousands)
2015	$1,065
2016	1,181
2017	1,297
2018	1,393
2019	1,443
2020-2024	7,792

$14,171

        Expenses incurred and charged against operations with regard to all of the Company's retirement plans were as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Pension	$(169)	$482	$471
Employee savings plan/ 401(k)	4,966	3,508	1,741
Supplemental executive retirement plan	88	455	543
Post-retirement benefits	242	164	59

	$5,127	$4,609	$2,814

        The Company does not expect to contribute to the pension plan in 2015, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Note 17—Retirement Plans (Continued)

        The Company and its subsidiaries have a Safe Harbor plan. Under the plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary.

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

Note 18—Post-Retirement Benefits

        At December 31, 2014, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, South State Bank Retiree Medical Plan (the "retiree medical plan") and the First Federal Retiree Welfare Plan (the "retiree welfare plan").

Retiree Medical Plan

        Under the retiree medical plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2014, and the liability for future benefits has been recorded in the consolidated financial statements.

        The following sets forth the retiree medical plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$444	$518	$555
Interest cost	15	19	22
Actuarial (gain) loss	24	(41)	(4)
Benefits paid	(47)	(52)	(55)

Benefit obligation at end of year	436	444	518

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	47	52	55
Benefits paid	(47)	(52)	(55)

Fair value of plan assets at end of year	—	—	—

Funded status	$(436)	$(444)	$(518)

Note 18—Post-Retirement Benefits (Continued)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Years Ended December 31,
	2014	2013	2012
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.00%	3.60%	3.80%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.60%	3.80%	4.20%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest cost	$15	$19	$22
Amortization of transition obligation	—	—	26
Recognized net actuarial loss	6	10	11

Net periodic benefit cost	21	29	59

Net (gain) loss	24	(41)	(4)
Amortization of transition obligation	—	—	(26)
Amortization of loss	(6)	(10)	(11)

Total amount recognized in other comprehensive income	18	(51)	(41)

Total recognized in net periodic benefit cost and other comprehensive income	$39	$(22)	$18

        The estimated net loss for the retiree medical plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $9,000.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2014:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$1	$(1)
Effect on postretirement benefit obligation	27	(25)

Note 18—Post-Retirement Benefits (Continued)

        Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2015	$45
2016	44
2017	43
2018	42
2019	40
2020-2024	166

$380

        The Company expects to contribute approximately $45,000 to the retiree medical plan in 2015.

Retiree Welfare Plan

        Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired FFHI employees who are currently receiving benefits. The plan was unfunded at December 31, 2014, and the liability for future benefits has been recorded in the consolidated financial statements. Prior to the July 26, 2013 FFHI merger, the company had no obligations under the retiree welfare plan, therefore information is presented as of December 31, 2014 and 2013 and for the year ending December 31, 2014 and for the period from July 26, 2013 to December 31, 2013.

        The following sets forth the retiree welfare plan's funded status and amounts recognized in the Company's accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$2,197	$2,231
Interest cost	85	37
Participants' contributions	72	63
Actuarial (gain) loss	299	(4)
Benefits paid	(322)	(145)
less: federal subsidy on benefits paid	—	15

Benefit obligation at end of year	2,331	2,197

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	250	82
Participants' contributions	72	63
Benefits paid	(322)	(145)

Fair value of plan assets at end of year	—	—

Funded status	$(2,331)	$(2,197)

Note 18—Post-Retirement Benefits (Continued)

        Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2014	2013
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.45%	4.05%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.05%	3.95%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.50%	6.75%

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Interest cost	$84	$36
Recognized net actuarial loss	96	39

Net periodic benefit cost	180	75

Net (gain) loss	299	(4)
Amortization of loss	(96)	(39)

Total amount recognized in other comprehensive income	203	(43)

Total recognized in net periodic benefit cost and other comprehensive income	$383	$32

        The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $115,000.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at the end of 2014:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on aggregate service and interest cost	$6	$(5)

        The Company expects to contribute approximately $205,000 to the retiree welfare plan in 2015.

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

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	295,916	$33.26	340,140	$31.79	370,207	$30.69
Granted	22,497	65.59	23,007	41.45	28,224	31.75
Exercised	(22,878)	31.06	(65,555)	28.75	(51,887)	23.99
Forfeited	(1,180)	31.97	(220)	27.22	(6,150)	31.80
Expired	(13)	27.22	(1,456)	22.17	(254)	15.93

Outstanding at December 31	294,342	35.91	295,916	33.26	340,140	31.79

Exercisable at December 31	239,417	33.17	233,566	32.66	267,941	31.73

Weighted-average fair value of options granted during the year		$26.44		$15.66		$11.55

        The aggregate intrinsic value of 294,342, 295,916, and 267,941 stock options outstanding at December 31, 2014, 2013, and 2012 was $9.2 million, $9.8 million, and $2.9 million, respectively. The

Note 19—Share-Based Compensation (Continued)

aggregate intrinsic value of 239,417, 233,566, and 267,941 stock options exercisable at December 31, 2014, 2013, and 2012 was $8.1 million, $7.9 million, and $2.3 million, respectively. The aggregate intrinsic value of 22,878, 65,555, and 51,887 stock options exercised for the years ended December 31, 2014, 2013, and 2012 was $724,000, $1.8 million, and $757,000, respectively.

        Information pertaining to options outstanding at December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$25.01 - $30.00	42,198	3.7 years	27.51	42,196	27.51
$30.01 - $35.00	142,758	4.1 years	31.80	125,296	31.78
$35.01 - $40.00	61,482	3.2 years	38.07	61,479	38.07
$40.01 - $45.00	25,407	7.8 years	41.41	9,384	41.33
$60.01 - $66.32	22,497	9.1 years	65.59	1,062	65.21

	294,342	4.5 years	35.91	239,417	33.17	3.7 years

        The fair value of options is estimated at the date of grant using the Black- Scholes option pricing model and expensed over the options' vesting periods. The following weighted-average assumptions were used in valuing options issued:

	2014	2013	2012
Dividend yield	1.27%	1.70%	2.10%
Expected life	6 years	6 years	6 years
Expected volatility	43.8% - 44.7%	45.7% - 45.7%	45.8% - 45.8%
Risk-free interest rate	2.10%	1.02%	1.06%

        As of December 31, 2014, there was $666,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.00 year as of December 31, 2014. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $413,000, $402,000 and $402,000, respectively. Compensation expense of $394,000, $419,000, and $382,000 was recorded in 2014, 2013, and 2012, respectively.

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

Note 19—Share-Based Compensation (Continued)

respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the recipient.

        Non-vested restricted stock for the year ended December 31, 2014 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	232,547	$35.15
Granted	28,014	60.40
Vested	(27,200)	40.90
Forfeited	(4,454)	41.45

Nonvested at December 31, 2014	228,907	37.44

        The Company granted 28,014, 83,760, and 47,666 shares for the years ended December 31, 2014, 2013, and 2012, respectively. The weighted-average- grant-date fair value of restricted shares granted in 2014, 2013, and 2012 was $60.40, $43.33, and $32.27, respectively. Compensation expense of $2.3 million, $2.2 million, and $1.3 million was recorded in 2014, 2013, and 2012, respectively.

        The vesting schedule of these shares as of December 31, 2014 is as follows:

Shares
2015	35,758
2016	79,261
2017	52,892
2018	34,920
2019	4,467
Thereafter	21,609

228,907

        As of December 31, 2014, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.31 years as of December 31, 2014. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $1.2 million $759,000 and $1.3 million, respectively.

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

Note 19—Share-Based Compensation (Continued)

December 31, 2014, the Company accrued for 70.7% of the RSUs granted, based on Management's expectations of performance.

        Nonvested RSUs for the year ended December 31, 2014 is summarized in the following table.

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	43,820	$51.01
Granted	37,802	61.49
Vested	(2,314)	54.00

Nonvested at December 31, 2014	79,308	55.92

        The Company granted 37,802 and 43,820 shares for the year ended December 31, 2014 and 2013, respectively. The Company had not granted RSUs prior to 2013. The weighted-average grant-date fair value of restricted shares granted in 2014 was $61.49. Compensation expense of $1.2 million and $700,000 was recorded in 2014 and 2013, respectively.

        As of December 31, 2014, there was $2.7 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.48 years as of December 31, 2014.

Employee Stock Purchase Plan

        The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2017, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 130,000 shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock's fair value on either the first or last day of the quarter.

        The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $44,000, $41,000 and $38,000 in share-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 20—Stock Repurchase Program

        In February 2004, the Company's Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock. This program superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the years ended December 31, 2014, 2013 and 2012. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 14,723, 17,186, and 23,532 shares at a cost of $917,000, $933,000, and $836,000 in 2014, 2013, and 2012, respectively.

Note 21—Lease Commitments

        The Company's subsidiary was obligated at December 31, 2014, under certain noncancelable operating leases extending to the year 2038 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Years Ending December 31,
2015	5,064
2016	4,996
2017	4,737
2018	4,020
2019	3,163
Thereafter	16,302

$38,282

        Total lease expense for the years ended December 31, 2014, 2013, and 2012 was $6.2 million, $5.1 million and $3.3 million, respectively.

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

        The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2014, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 23—Related Party Transactions

        During 2014 and 2013, the Company's banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $10.7 million and $10.2 million at December 31, 2014 and 2013 respectively. During 2014, $5.5 million of new loans were made to this group while repayments of $5.0 million were received during the year. There were also certain individuals that were considered related parties in 2013 who were not considered related parties in 2014 due to retirement, change in job function, or other reasons. Related party deposits totaled approximately $15.5 million and $14.5 million at December 31, 2014 and 2013, respectively.

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

        The subsidiary's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2014 and 2013, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	December 31,
(Dollars in thousands)	2014	2013
Commitments to extend credit	$1,259,653	$1,299,134
Standby letters of credit and financial guarantees	17,404	28,910

	$1,277,057	$1,328,044

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

Loans

        The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The

Note 25—Fair Value (Continued)

fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Derivative Financial Instruments

        Fair value is estimated using pricing models of derivatives with similar characteristics; accordingly, the derivatives are classified within Level 2 of the fair value hierarchy. See Note 28—Derivative Financial Instruments for additional information.

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

Note 25—Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Assets
Derivative financial instruments	$3,317	$—	$3,317	$—

Securities available for sale:
Government-sponsored entities debt	$148,197	$—	$148,197	$—
State and municipal obligations	137,581	—	137,581	—
Mortgage-backed securities	517,946	—	517,946	—
Corporate stocks	3,042	2,817	225	—

Total securities available for sale	806,766	2,817	803,949	—

Mortgage servicing rights	21,601	—	—	21,601

	$831,684	$2,817	$807,266	$21,601

Liabilities
Derivative financial instruments	$1,028	$—	$1,028	$—

December 31, 2013:
Assets
Derivative financial instruments	$701	$—	$701	$—

Securities available for sale:
Government-sponsored entities debt	$142,994	$—	$142,994	$—
State and municipal obligations	140,651	—	140,651	—
Mortgage-backed securities	499,479	—	499,479	—
Corporate stocks	3,667	3,442	225	—

Total securities available for sale	786,791	3,442	783,349	—

Mortgage servicing rights	20,729	—	—	20,729

	$808,221	$3,442	$784,050	$20,729

Liabilities
Derivative financial instruments	$1,857	$—	$1,857	$—

        There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2014, and 2013.

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

Note 25—Fair Value (Continued)

        There were no changes in hierarchy classifications of Level 3 assets or liabilities for the year ended December 31, 2014. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2014 and 2013 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2013	$3,851	$—
Mortgage and other loan income	172	—
Acquired in the First Financial acquisition	19,156	—
Purchases, issuances and settlements, net	(3,851)	—
Transfers in and/or out of level 3	1,401	—

Fair value, December 31, 2013	$20,729	$—
Mortgage and other loan income	(3,999)	—
Purchases, issuances and settlements, net	4,871	—

Fair value, December 31, 2014	$21,601	$—

        There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at December 31, 2014 or 2013.

        See Note 29—Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

        The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
OREO	$42,726	$—	$—	$42,726
Non-acquired impaired loans	12,612	—	—	12,612
December 31, 2013:
OREO	$64,918	$—	$—	$64,918
Non-acquired impaired loans	13,129	—	—	13,129

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range	Weighted Average
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	0 - 25%	5.80%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 50%	21.89%

Note 25—Fair Value (Continued)

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 25—Fair Value (Continued)

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

Note 25—Fair Value (Continued)

        The estimated fair value, and related carrying amount, of the Company's financial instruments are as follows:

(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Financial assets:
Cash and cash equivalents	$417,869	$417,869	$417,869	$—	$—
Investment securities	826,943	827,517	13,560	813,957	—
Loans, net of allowance for loan losses, and loans held for sale	5,680,688	5,804,951	—	60,270	5,744,681
FDIC receivable for loss share agreements	22,161	7,150	—	—	7,150
Accrued interest receivable	16,366	16,366	—	3,443	12,923
Mortgage servicing rights	21,601	21,601	—	—	21,601
Interest rate swap—non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	3,145	3,145	—	3,145	—
Financial liabilities:
Deposits	6,461,045	6,193,580	—	6,193,580	—
Federal funds purchased and securities sold under agreements to repurchase	221,541	221,541	—	221,541	—
Other borrowings	101,210	98,534	—	98,534	—
Accrued interest payable	4,311	4,311	—	4,311	—
Interest rate swap—cash flow hedge	856	856	—	856	—
Interest rate swap—non-designated hedge	172	172	—	172	—
Off balance sheet financial instruments:
Commitments to extend credit	—	27,554	—	27,554	—
Standby letters of credit and financial guarantees	—	—	—	—	—
December 31, 2013
Financial assets:
Cash and cash equivalents	$479,461	$479,461	$479,461	$—	$—
Investment securities	812,603	813,068	16,828	796,240	—
Loans, net of allowance for loan losses, and loans held for sale	5,652,458	5,742,078	—	30,586	5,711,492
FDIC receivable for loss share agreements	86,447	48,512	—	—	48,512
Accrued interest receivable	15,024	15,024	—	3,482	11,542
Mortgage servicing rights	20,729	20,729	—	—	20,729
Interest rate swap—non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	523	523	—	523	—
Financial liabilities:
Deposits	6,554,144	6,313,543	—	6,313,543	—
Federal funds purchased and securities sold under agreements to repurchase	211,401	211,401	—	211,401	—
Other borrowings	102,060	92,751	—	92,751	—
Accrued interest payable	5,388	5,388	—	5,388	—
Interest rate swap—cash flow hedge	914	914	—	914	—
Interest rate swap—non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	765	765	—	765	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,555	—	15,555	—
Standby letters of credit and
financial guarantees	—	—	—	—	—

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, at December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Note 26—Regulatory Matters (Continued)

        Actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Total risk-based capital (to risk-weighted assets):
Consolidated	$755,484	14.43%	$418,982	8.00%	n/a	n/a
SCBT (the Bank)	742,393	14.18%	418,877	8.00%	523,596	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	713,371	13.62%	209,491	4.00%	n/a	n/a
SCBT (the Bank)	700,280	13.37%	209,438	4.00%	314,158	6.00%
Tier 1 capital (to average assets):
Consolidated	713,371	9.47%	301,363	4.00%	n/a	n/a
SCBT (the Bank)	700,280	9.30%	301,162	4.00%	376,452	5.00%
December 31, 2013:
Total risk-based capital (to risk-weighted assets):
Consolidated	$752,781	14.47%	$416,151	8.00%	n/a	n/a
SCBT (the Bank)	741,351	14.26%	415,904	8.00%	519,881	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	706,531	13.58%	208,076	4.00%	n/a	n/a
SCBT (the Bank)	695,102	13.37%	207,952	4.00%	311,928	6.00%
Tier 1 capital (to average assets):
Consolidated	706,531	9.30%	303,842	4.00%	n/a	n/a
SCBT (the Bank)	695,102	9.16%	303,452	4.00%	379,315	5.00%

Note 27—Condensed Financial Statements of Parent Company

        Financial information pertaining only to South State Corporation is as follows:

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2014	2013
ASSETS
Cash	$13,185	$11,757
Investment securities available for sale	535	519
Investment in subsidiaries	1,072,796	1,070,291
Other assets	1,023	420

Total assets	$1,087,539	$1,082,987

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$102,619	$101,518
Shareholders' equity	984,920	981,469

Total liabilities and shareholders' equity	$1,087,539	$1,082,987

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Income:
Dividends from subsidiaries	$89,922	$18,135	$33,669
Operating income	583	223	59

Total income	90,505	18,358	33,728
Operating expenses	12,026	7,294	2,482

Income before income tax benefit and equity in undistributed earnings of subsidiaries	78,479	11,064	31,246
Applicable income tax benefit	3,628	2,360	812
Equity in undistributed earnings of subsidiary (excess distribution)	(6,670)	35,795	(2,026)

Net income	75,437	49,219	30,032
Preferred stock dividends	1,073	1,354	—

Net income available to common shareholders	$74,364	$47,865	$30,032

Note 27—Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$75,437	$49,219	$30,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339	264	—
Share-based compensation	3,908	3,322	1,741
Decrease (increase) in other assets	852	1,231	(83)
Decrease in other liabilities	(715)	(788)	(3,511)
Undistributed earnings of subsidiary	6,670	(35,795)	2,026

Net cash provided by operating activities	86,491	17,453	30,205

Cash flows from investing activities:
Net cash outlay for acquisitions	—	2,557	(12,357)
Proceeds from business divestitures	—	520	—
Other, net	177	—	—

Net cash provided by (used in) investing activities	177	3,077	(12,357)

Cash flows from financing activities:
Note payable repayment	—	—	(7,155)
Common stock issuance	826	781	720
Common stock repurchased	(917)	(933)	(836)
Preferred stock redeemed	(65,000)	—	—
Dividends paid on preferred stock	(1,073)	(1,354)	—
Dividends paid on common stock	(19,785)	(15,274)	(10,244)
Stock options exercised	709	1,885	1,244

Net cash used in financing activities	(85,240)	(14,895)	(16,271)

Net increase in cash and cash equivalents	1,428	5,635	1,577
Cash and cash equivalents at beginning of period	11,757	6,122	4,545

Cash and cash equivalents at end of period	$13,185	$11,757	$6,122

Note 28—Derivative Financial Instruments

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

        The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income for the year ended December 31, 2014 of $36,000, compared to a $365,000 gain for the year ended December 31, 2013. The Company recognized an $856,000 and a $914,000 cash flow hedge liability in other liabilities on the balance sheet at December 31, 2014 and 2013, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2014 and 2013.

        Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty's exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2014 and 2013, respectively, the Company was provided $1.1 million and $950,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 28—Derivative Financial Instruments (Continued)

Non-designated Hedges of Interest Rate Risk

Customer Swap

        As of December 31, 2014, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah. These derivatives are not designated as hedges and are not speculative in nature. One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a third party to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

        As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2014, the interest rate swaps had an aggregate notional amount of approximately $4.0 million and the fair value of these two offsetting interest rate swap derivatives are recorded in other assets and in other liabilities for $172,000 on the balance sheet. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company's financial condition and results of operations during 2014.

        The Company also has an agreement with the third party in this derivative relationship that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2014 the fair value of the interest rate swap derivative with the third party was in a net liability position of $172,000, which excludes any adjustment for nonperformance risk, related to these agreements. As of December 31, 2014, the Company was required to provide $355,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. If the Company had breached any of these provisions at December 31, 2014, it would have been required to settle its obligations under the agreements at the termination value, $179,000 at December 31, 2014.

Mortgage Banking

        The Company also has derivatives contracts that were classified as non-designated hedges. These derivatives contracts are a part of the Company's risk management strategy for its mortgage banking activities. These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while when-issued securities and mandatory cash forward trades are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments acquired through the merger with FFHI and as a result, changes in fair value of

Note 28—Derivative Financial Instruments (Continued)

the instruments (both gains and losses) are recorded in the Consolidated Statements of Income in mortgage banking income.

Mortgage Servicing Rights

        Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2014, the Company had derivative financial instruments outstanding with notional amounts totaling $102.0 million related to mortgage servicing rights. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $640,000 at December 31, 2014.

        The following table presents the Company's notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

	December 31,
(Dollars in thousands)	2014	2013
Mortgage loan pipeline	$67,201	$44,678
Expected closures	50,760	33,508
Fair Value of mortgage loan pipeline commitments	1,454	112
Forward commitments	57,463	36,230
Fair value of forward commitments	1,051	296

Note 29—Loan Servicing, Mortgage Origination, and Loans Held for Sale

        The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $2.3 billion and $2.1 billion at December 31, 2014 and 2013, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees earned by the Company during the year ended December 31, 2014 and 2013 was $5.4 million and $2.3 million, respectively. Servicing fees are recorded in mortgage banking income in the Company's consolidated statements of income.

        At December 31, 2014 and 2013, MSRs were $21.6 million and $20.7 million, respectively, on the Company's consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Operations. The market value adjustments related to MSRs recorded in mortgage banking income for the years ended December 31, 2014 and 2013 were a loss of $1.6 million and a gain of $1.1 million respectively. Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

Note 29—Loan Servicing, Mortgage Origination, and Loans Held for Sale (Continued)

        The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Increase/(Decrease) in fair value of MSRs	$(1,618)	$1,058
Decay of MSRs	(2,381)	(886)
Gains/(Losses) related to derivatives	3,872	(681)

Net effect on Statements of Income	$(127)	$(509)

        The following table is an analysis of the activity in the MSRs.

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Balance at beginning of the period	$20,729	$—
Additions:
MSRs acquired in the merger with FFHI	—	19,156
Servicing assets that resulted from transfers of financial assets	4,871	1,401
Increase (decrease) in fair value due to change in valuation inputs or assumptions	(1,618)	1,058
Decay in fair value:
Due to increases in principal paydowns or runoff	(2,381)	(886)

Balance at end of period	$21,601	$20,729

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

Note 29—Loan Servicing, Mortgage Origination, and Loans Held for Sale (Continued)

        The characteristics and sensitivity analysis of the MSR are included in the following table.

	December 31,
(Dollars in thousands)	2014	2013
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.2%	99.0%
Adjustable-rate mortgage loans	0.8%	1.0%

Total	100.0%	100.0%

Weighted average life	6.30 years	6.91 years
Constant Prepayment rate (CPR)	11.4%	10.2%
Weighted average discount rate	9.7%	10.1%
Effect on fair value due to change in interest rates
25 basis point increase	$1,365	$1,059
50 basis point increase	2,555	1,964
25 basis point decrease	(1,562)	(1,248)
50 basis point decrease	(3,221)	(2,255)

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

        Custodial escrow balances maintained in connection with the loan servicing were $10.1 million and $10.0 million at December 31, 2014 and 2013.

        Mandatory cash forwards and whole loan sales were $596.0 million and $782.5 million for the years ended December 31, 2014 and 2013, of which $462.0 million and $146.5 million or 77.5% and 18.7% were sold with the servicing rights retained by the Company.

        Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists of residential mortgage loans to be sold in the secondary market, was $60.3 million at December 31, 2014, compared with $30.6 million at December 31, 2013.

Note 30—Subsequent Events

        On January 7, 2015, the Company redeemed $46.4 million of Fixed Rate Junior Subordinated Deferrable Interest Debt Securities ("Trust Preferred Securities") due 2034. These Trust Preferred Securities had a fixed rate of interest payable each quarter at 7% per annum and were originally issued on March 24, 2004, by FFHI. The Company acquired FFHI on July 26, 2013 and assumed these Trust Preferred Securities. The Company owned the equity portion of these securities which totaled $1.4 million (of the $46.4 million issuance). The Company incurred approximately $2.2 million in net interest expense, net of tax, in 2014.

        During February 2015, the Company auctioned 75 properties with a carrying value of approximately $4.0 million in other real estate owned. All of these assets had been in this category for at least one year and included both covered and uncovered OREO. These properties are now under contract and expected to close the majority of these by March 31, 2015. The expected loss on the disposition of these assets, net of any loss share agreement of certain covered assets is approximately $600,000.