Form 10-Q
period 2015-03-31
SOUTH STATE Corp
filed 2015-05-08
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2015
Common Stock, $2.50 par value	24,184,578

South State Corporation and Subsidiary

March 31, 2015 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$457,130	$229,901	$361,816
Interest-bearing deposits with banks	7,696	7,456	4,690
Federal funds sold and securities purchased under agreements to resell	165,908	180,512	246,109
Total cash and cash equivalents	630,734	417,869	612,615
Investment securities:
Securities held to maturity (fair value of $10,232, $10,233, and $11,427, respectively)	9,659	9,659	10,891
Securities available for sale, at fair value	808,396	806,766	793,124
Other investments	9,031	10,518	10,518
Total investment securities	827,086	826,943	814,533
Loans held for sale	87,342	61,934	57,609
Loans:
Acquired credit impaired (covered of $172,870, $182,464, and $263,735, respectively; non-covered of $693,634, $736,938, and $850,028, respectively), net of allowance for loan losses	866,504	919,402	1,113,763
Acquired non-credit impaired (covered of $8,591, $9,376, and $8,246, respectively; non-covered of $1,238,758, $1,318,623, and $1,503,955, respectively)	1,247,349	1,327,999	1,512,201
Non-acquired	3,586,405	3,467,826	2,979,958
Less allowance for non-acquired loan losses	(33,538)	(34,539)	(34,669)
Loans, net	5,666,720	5,680,688	5,571,253
FDIC receivable for loss share agreements	16,713	22,161	60,484
Other real estate owned (covered of $12,026, $16,227, and $29,003, respectively; non-covered of $24,070, $26,499, and $35,144, respectively)	36,096	42,726	64,147
Premises and equipment, net	171,565	171,772	187,127
Bank owned life insurance	99,751	99,140	97,314
Deferred tax assets	40,629	42,692	67,997
Mortgage servicing rights	21,510	21,601	20,925
Core deposit and other intangibles	47,223	49,239	57,568
Goodwill	317,688	317,688	317,688
Other assets	58,525	71,774	61,715
Total assets	$8,021,582	$7,826,227	$7,990,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,757,302	$1,639,953	$1,585,055
Interest-bearing	4,876,355	4,821,092	5,049,496
Total deposits	6,633,657	6,461,045	6,634,551
Federal funds purchased and securities sold under agreements to repurchase	276,774	221,541	254,985
Other borrowings	55,003	101,210	100,963
Other liabilities	48,584	57,511	66,313
Total liabilities	7,014,018	6,841,307	7,056,812
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,156,759, 24,150,702, and 24,118,243 shares issued and outstanding, respectively	60,392	60,377	60,296
Surplus	702,648	701,764	698,079
Retained earnings	241,526	223,156	179,842
Accumulated other comprehensive income (loss)	2,998	(377)	(4,054)
Total shareholders’ equity	1,007,564	984,920	934,163
Total liabilities and shareholders’ equity	$8,021,582	$7,826,227	$7,990,975

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Loans, including fees	$78,848	$81,959
Investment securities:
Taxable	3,661	3,881
Tax-exempt	1,078	1,156
Federal funds sold and securities purchased under agreements to resell	411	460
Total interest income	83,998	87,456
Interest expense:
Deposits	2,003	2,401
Federal funds purchased and securities sold under agreements to repurchase	96	101
Other borrowings	850	1,488
Total interest expense	2,949	3,990
Net interest income	81,049	83,466
Provision for loan losses	818	849
Net interest income after provision for loan losses	80,231	82,617
Noninterest income:
Service charges on deposit accounts	8,108	8,988
Bankcard services income	7,599	7,105
Mortgage banking income	6,626	3,291
Trust and investment services income	4,934	4,543
Amortization of FDIC indemnification assets, net	(3,207)	(7,078)
Other	2,445	3,699
Total noninterest income	26,505	20,548
Noninterest expense:
Salaries and employee benefits	40,987	39,093
Net occupancy expense	5,237	5,608
Information services expense	3,958	4,398
Furniture and equipment expense	3,145	3,744
OREO expense and loan related	3,014	4,203
Amortization of intangibles	2,016	2,104
Bankcard expense	1,980	2,256
Supplies, printing and postage expense	1,612	1,583
Professional fees	1,409	1,262
FDIC assessment and other regulatory charges	1,184	1,576
Advertising and marketing	888	1,007
Merger and branding related expense	—	5,985
Other	5,055	4,597
Total noninterest expense	70,485	77,416
Earnings:
Income before provision for income taxes	36,251	25,749
Provision for income taxes	12,325	8,832
Net income	$23,926	$16,917
Preferred stock dividends	—	1,073
Net income available to common shareholders	$23,926	$15,844
Earnings per common share:
Basic	$1.00	$0.66
Diluted	$0.99	$0.66
Dividends per common share	$0.23	$0.19
Weighted-average common shares outstanding:
Basic	23,943	23,873
Diluted	24,201	24,116

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$23,926	$16,917
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during period	5,275	9,158
Tax effect	(2,012)	(3,492)
Net of tax amount	3,263	5,666
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(121)	(71)
Tax effect	46	27
Reclassification adjustment for losses included in interest expense	76	76
Tax effect	(29)	(29)
Net of tax amount	(28)	3
Changes in pension plan obligation:
Reclassification adjustment for changes included in net income	226	—
Tax effect	(86)	—
Net of tax amount	140	—
Other comprehensive income, net of tax	3,375	5,669
Comprehensive income	$27,301	$22,586

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2015 and 2014

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2013	65,000	$1	24,104,124	$60,260	$762,354	$168,577	$(9,723)	$981,469
Comprehensive income	—	—	—	—	—	16,917	5,669	22,586
Cash dividends on Series A preferred stock at annual dividend rate of 9%	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared on common stock at $0.19 per share	—	—	—	—	—	(4,579)	—	(4,579)
Stock options exercised	—	—	4,660	12	117	—	—	129
Restricted stock awards	—	—	13,592	34	(34)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(4,133)	(10)	(243)	—	—	(253)
Share-based compensation expense	—	—	—	—	884	—	—	884
Balance, March 31, 2014	—	$—	24,118,243	$60,296	$698,079	$179,842	$(4,054)	$934,163
Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920
Comprehensive income	—	—	—	—	—	23,926	3,375	27,301
Cash dividends declared on common stock at $0.23 per share	—	—	—	—	—	(5,556)	—	(5,556)
Stock options exercised	—	—	21,000	53	614	—	—	667
Restricted stock awards	—	—	907	2	(2)	—	—	—
Common stock repurchased	—	—	(15,850)	(40)	(941)	—	—	(981)
Share-based compensation expense	—	—	—	—	1,213	—	—	1,213
Balance, March 31, 2015	—	$—	24,156,759	$60,392	$702,648	$241,526	$2,998	$1,007,564

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$23,926	$16,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,353	5,367
Provision for loan losses	818	849
Deferred income taxes	(17)	2,303
Share-based compensation expense	1,213	884
Amortization on FDIC indemnification asset	3,207	7,078
Accretion of discount related to performing acquired loans	(1,600)	(2,954)
(Gain) loss on sale of premises and equipment	44	(4)
Gain on sale of OREO	(207)	(2,712)
Net amortization of premium on investment securities	1,178	998
OREO write downs	2,215	3,001
Originations and purchases of mortgage loans for sale	(241,740)	(141,939)
Proceeds from sales of mortgage loans for sale	217,101	132,935
Net change in:
Accrued interest receivable	111	(2,385)
Prepaid assets	(243)	2,105
FDIC Loss Share Receivable	2,241	18,884
Accrued interest payable	(1,147)	(534)
Accrued income taxes	11,067	10,725
Miscellaneous assets and liabilities	(6,321)	(19,817)
Net cash provided by operating activities	17,199	31,701
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	—	1,535
Proceeds from maturities and calls of investment securities available for sale	42,301	29,157
Proceeds from calls of other investment securities	1,392	—
Proceeds from sales of other investment securities	95	2,868
Purchases of investment securities available for sale	(39,836)	(27,413)
Purchases of other investments	—	(6,186)
Net decrease in loans	8,214	46,276
Net cash received from acquisitions	—	749
Purchases of premises and equipment	(3,264)	(5,389)
Proceeds from sale of OREO	11,158	13,070
Proceeds from sale of premises and equipment	25	6
Net cash provided by investing activities	20,085	54,673
Cash flows from financing activities:
Net increase in deposits	172,612	75,156
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	55,233	43,584
Repayment of other borrowings	(46,394)	(1,184)
Preferred stock repurchase	—	(65,000)
Common stock repurchase	(981)	(253)
Dividends paid on preferred stock	—	(1,073)
Dividends paid on common stock	(5,556)	(4,579)
Stock options exercised	667	129
Net cash provided by financing activities	175,581	46,780
Net increase in cash and cash equivalents	212,865	133,154
Cash and cash equivalents at beginning of period	417,869	479,461
Cash and cash equivalents at end of period	$630,734	$612,615

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$4,098	$4,540
Income taxes	$1,670	$421

Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $2,423 and $6,822, respectively; and non-covered of $4,113 and $5,766, respectively)	$6,536	$12,588

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiaries.  References to the “Bank” means South State Bank, a South Carolina banking corporation.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Note 3 — Recent Accounting and Regulatory Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but does not expect it to have a material impact.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-16”). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material impact on the Company’s financial statements.

Note 3 — Recent Accounting and Regulatory Pronouncements (Continued)

In August 2014, the FASB issued ASU 2014-14: Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure (“ASU 2014-14”). ASU 2014-14 provides clarifying guidance related to how creditors classify government-guaranteed loans upon foreclosure.  ASU 2014-14 requires that a mortgage loan be derecognized and a separate receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 became effective for the Company on January 1, 2015 and did not have an impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (although the FASB recently proposed a one-year deferral of the effective date), including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the provisions of ASU 2014-09 to determine the potential impact the new standard will have to the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-04”). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 became effective for the Company on January 1, 2015 and, other than additional disclosures regarding residential real estate foreclosures and properties in process of foreclosure, did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). ASU 2014-01 amends FASB ASC 323, Investments — Equity Method and Joint Ventures, to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-02 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements (see Note 20).

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

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2015:
State and municipal obligations	$9,659	$573	$—	$10,232

December 31, 2014:
State and municipal obligations	$9,659	$574	$—	$10,233

March 31, 2014:
State and municipal obligations	$10,891	$538	$(2)	$11,427

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2015:
Government-sponsored entities debt *	$134,296	$384	$(477)	134,203
State and municipal obligations	132,043	4,638	(165)	136,516
Mortgage-backed securities **	524,785	10,005	(366)	534,424
Corporate stocks	3,161	592	(500)	3,253
	$794,285	$15,619	$(1,508)	$808,396
December 31, 2014:
Government-sponsored entities debt *	$149,720	$191	$(1,714)	$148,197
State and municipal obligations	133,635	4,141	(195)	137,581
Mortgage-backed securities **	511,414	7,572	(1,040)	517,946
Corporate stocks	3,161	573	(692)	3,042
	$797,930	$12,477	$(3,641)	$806,766
March 31, 2014:
Government-sponsored entities debt *	$141,900	$406	$(4,705)	137,601
State and municipal obligations	140,840	2,462	(1,664)	141,638
Mortgage-backed securities **	507,159	5,896	(2,676)	510,379
Corporate stocks	3,161	612	(267)	3,506
	$793,060	$9,376	$(9,312)	$793,124

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

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2015:
Federal Home Loan Bank stock	$7,389	$—	$—	$7,389
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,031	$—	$—	$9,031
December 31, 2014:
Federal Home Loan Bank stock	$7,484	$—	$—	$7,484
Investment in unconsolidated subsidiaries	3,034	—	—	3,034
	$10,518	$—	$—	$10,518
March 31, 2014:
Federal Home Loan Bank stock	$7,484	$—	$—	$7,484
Investment in unconsolidated subsidiaries	3,034	—	—	3,034
	$10,518	$—	$—	$10,518

Note 5 — Investment Securities (Continued)

The amortized cost and fair value of debt securities at March 31, 2015 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$6,127	$6,168
Due after one year through five years	985	1,007	38,286	38,676
Due after five years through ten years	8,674	9,225	221,614	226,097
Due after ten years	—	—	528,258	537,455
	$9,659	$10,232	$794,285	$808,396

Information pertaining to the Company’s securities with gross unrealized losses at March 31, 2015, December 31, 2014 and March 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2015:
Securities Available for Sale
Government-sponsored entities debt	$58	$19,933	$419	$32,555
State and municipal obligations	4	1,186	161	5,593
Mortgage-backed securities	29	18,299	337	23,040
Corporate Stocks	—	—	500	1,730
	$91	$39,418	$1,417	$62,918

December 31, 2014:
Securities Available for Sale
Government-sponsored entities debt	$98	$22,896	$1,616	$82,798
State and municipal obligations	3	1,444	192	8,269
Mortgage-backed securities	266	61,508	774	55,960
Corporate stocks	—	—	692	1,538
	$367	$85,848	$3,274	$148,565

March 31, 2014:
Securities Held to Maturity
State and municipal obligations	$2	$499	$—	$—

Securities Available for Sale
Government-sponsored entities debt	$4,176	$81,116	$529	$9,409
State and municipal obligations	1,079	62,307	585	14,400
Mortgage-backed securities	2,551	187,215	125	4,288
Corporate stocks	267	1,964	—	—
	$8,073	$332,602	$1,239	$28,097

Note 5 — Investment Securities (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All securities available for sale in an unrealized loss position as of March 31, 2015 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$358,108	$364,221	$319,441
Commercial non-owner occupied	364,727	333,590	285,145
Total commercial non-owner occupied real estate	722,835	697,811	604,586
Consumer real estate:
Consumer owner occupied	854,283	786,778	595,652
Home equity loans	290,488	283,934	263,057
Total consumer real estate	1,144,771	1,070,712	858,709
Commercial owner occupied real estate	925,192	907,913	845,728
Commercial and industrial	407,990	405,923	333,574
Other income producing property	154,360	150,928	158,186
Consumer	195,451	189,317	147,710
Other loans	35,806	45,222	31,465
Total non-acquired loans	3,586,405	3,467,826	2,979,958
Less allowance for loan losses	(33,538)	(34,539)	(34,669)
Non-acquired loans, net	$3,552,867	$3,433,287	$2,945,289

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$19,598	$24,099	$39,181
Commercial non-owner occupied	44,772	49,476	52,625
Total commercial non-owner occupied real estate	64,370	73,575	91,806
Consumer real estate:
Consumer owner occupied	612,917	646,375	732,564
Home equity loans	221,535	234,949	256,963
Total consumer real estate	834,452	881,324	989,527
Commercial owner occupied real estate	56,167	62,065	71,607
Commercial and industrial	35,592	41,130	44,183
Other income producing property	61,415	65,139	73,753
Consumer	195,353	204,766	241,325
Total FASB ASC Topic 310-20 acquired loans	$1,247,349	$1,327,999	$1,512,201

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$15,477	$15,813	$21,479
Commercial real estate	302,592	325,109	402,505
Commercial real estate—construction and development	61,456	65,262	98,060
Residential real estate	368,633	390,244	444,115
Consumer	80,656	85,449	99,545
Commercial and industrial	42,343	44,804	58,973
Single pay	64	86	132
Total FASB ASC Topic 310-30 acquired loans	871,221	926,767	1,124,809
Less allowance for loan losses	(4,717)	(7,365)	(11,046)
FASB ASC Topic 310-30 acquired loans, net	$866,504	$919,402	$1,113,763

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of March 31, 2015, December 31, 2014 and March 31, 2014 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Contractual principal and interest	$1,173,550	$1,337,703	$1,568,978
Non-accretable difference	(85,300)	(104,110)	(212,934)
Cash flows expected to be collected	1,088,250	1,233,593	1,356,044
Accretable yield	(217,029)	(306,826)	(231,235)
Carrying value	$871,221	$926,767	$1,124,809
Allowance for acquired loan losses	$(4,717)	$(7,365)	$(11,046)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$919,402	$1,216,080
Net reductions for payments, foreclosures, and accretion	(55,546)	(102,889)
Change in the allowance for loan losses on acquired loans	2,648	572
Balance at end of period, net of allowance for loan losses on acquired loans	$866,504	$1,113,763

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$306,826	$250,340
Accretion	(25,692)	(28,767)
Reclass of nonaccretable difference due to improvement
in expected cash flows	5,948	10,750
Other changes, net	(70,053)	(1,088)
Balance at end of period	$217,029	$231,235

During the recast in the first quarter of 2015, the accretable yield balance declined significantly by $64.1 million.  This decline was primarily the result of an increase in the assumed prepayment speed of certain acquired loan pools from the FFHI acquisition.  The actual cash flows were faster than what had been previously expected (assumed) and required an adjustment in the assumed prepayment speed used to forecast expected cash flows.  The result was a decrease in the accretable yield balance, however, there was no impairment since this only changed the timing of the receipt of future cash on these pools of loans (expect to receive cash sooner).

Note 6 — Loans and Allowance for Loan Losses (Continued)

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

An aggregated analysis of the changes in allowance for loan losses is as follows:

		Acquired	Acquired
	Non-acquired	Non-credit	Credit Impaired
(Dollars in thousands)	Loans	Impaired Loans	Loans	Total
Three months ended March 31, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(996)	(1,811)	—	(2,807)
Recoveries of loans previously charged off	1,050	25	—	1,075
Net charge-offs	54	(1,786)	—	(1,732)
Provision (benefit) for loan losses	(1,055)	1,786	66	797
Benefit attributable to FDIC loss share agreements	—	—	21	21
Total provision for loan losses charged to operations	(1,055)	1,786	87	818
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)
Reduction due to loan removals	—	—	(2,714)	(2,714)
Balance at end of period	$33,538	$—	$4,717	$38,255

Three months ended March 31, 2014:
Balance at beginning of period	$34,331	$—	$11,618	$45,949
Loans charged-off	(1,370)	—	—	(1,370)
Recoveries of loans previously charged off	1,038	—	—	1,038
Net charge-offs	(332)	—	—	(332)
Provision for loan losses	670	—	304	974
Benefit attributable to FDIC loss share agreements	—	—	(125)	(125)
Total provision for loan losses charged to operations	670	—	179	849
Provision for loan losses recorded through the FDIC loss share receivable	—	—	125	125
Reduction due to loan removals	—	—	(876)	(876)
Balance at end of period	$34,669	$—	$11,046	$45,715

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance, December 31, 2014	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(45)	(11)	(6)	—	(86)	(139)	(2)	(707)	—	(996)
Recoveries	40	8	7	25	43	599	11	317	—	1,050
Provision (benefit)	(262)	(20)	(545)	150	(1)	(561)	(261)	445	—	(1,055)
Balance, March 31, 2015	$5,399	$3,131	$7,871	$7,041	$2,785	$3,460	$1,980	$1,422	$449	$33,538

Loans individually evaluated for impairment	$697	$35	$70	$123	$1	$16	$485	$2	$—	$1,429
Loans collectively evaluated for impairment	$4,702	$3,096	$7,801	$6,918	$2,784	$3,444	$1,495	$1,420	$449	$32,109

Loans:
Loans individually evaluated for impairment	$5,407	$3,765	$8,297	$7,093	$250	$906	$4,667	$63	$—	$30,448
Loans collectively evaluated for impairment	352,701	360,962	916,895	847,190	290,238	407,084	149,693	195,388	35,806	3,555,957

Total non-acquired loans	$358,108	$364,727	$925,192	$854,283	$290,488	$407,990	$154,360	$195,451	$35,806	$3,586,405

Three months ended March 31, 2014
Allowance for loan losses:
Balance, December 31, 2013	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	(92)	(144)	(216)	(78)	(143)	(60)	(86)	(551)	—	(1,370)
Recoveries	145	331	6	203	13	90	6	244	—	1,038
Provision (benefit)	(520)	(421)	760	(72)	269	(181)	419	475	(59)	670
Balance, March 31, 2014	$6,322	$3,443	$8,317	$6,122	$2,921	$3,441	$2,848	$1,105	$150	$34,669

Loans individually evaluated for impairment	$563	$39	$106	$72	$1	$21	$617	$2	$—	$1,421
Loans collectively evaluated for impairment	$5,759	$3,404	$8,211	$6,050	$2,920	$3,420	$2,231	$1,103	$150	$33,248

Loans:
Loans individually evaluated for impairment	$6,150	$4,153	$12,798	$2,550	$48	$1,536	$6,498	$89	$—	$33,822
Loans collectively evaluated for impairment	313,291	280,992	832,930	593,102	263,009	332,038	151,688	147,621	31,465	2,946,136

Total non-acquired loans	$319,441	$285,145	$845,728	$595,652	$263,057	$333,574	$158,186	$147,710	$31,465	$2,979,958

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(328)	(1,050)	(103)	(4)	(326)	(1,811)
Recoveries	1	—	—	5	3	5	1	10	25
Provision (benefit)	(1)	—	—	323	1,047	98	3	316	1,786
Balance, March 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	19,598	44,772	56,167	612,917	221,535	35,592	61,415	195,353	1,247,349

Total non-acquired loans	$19,598	$44,772	$56,167	$612,917	$221,535	$35,592	$61,415	$195,353	$1,247,349

As of March 31, 2014, the Company had not recorded an allowance for loan losses for acquired non-credit impaired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three months ended March 31, 2015
Allowance for loan losses:
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	3	9	19	158	(122)	(1)	66
Benefit attributable to FDIC loss share agreements	—	—	—	—	(107)	127	1	21
Total provision for loan losses charged to operations	—	3	9	19	51	5	—	87
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	107	(127)	(1)	(21)
Reduction due to loan removals	(199)	(898)	55	(1,086)	(189)	(377)	(20)	(2,714)
Balance, March 31, 2015	$(64)	$549	$400	$3,320	$244	$219	$49	$4,717
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$(64)	$549	$400	$3,320	$244	$219	$49	$4,717

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	15,477	302,592	61,456	368,633	80,656	42,343	64	871,221
Total acquired loans	$15,477	$302,592	$61,456	$368,633	$80,656	$42,343	$64	$871,221

Three months ended March 31, 2014
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3)	126	289	141	(112)	(142)	5	304
Benefit attributable to FDIC loss share agreements	5	(116)	(112)	(138)	101	140	(5)	(125)
Total provision for loan losses charged to operations	2	10	177	3	(11)	(2)	—	179
Provision for loan losses recorded through the FDIC loss share receivable	(5)	116	112	138	(101)	(140)	5	125
Reduction due to loan removals	11	(4)	(561)	(83)	(16)	(220)	(3)	(876)
Balance, March 31, 2014	$311	$1,938	$1,972	$5,190	$410	$1,119	$106	$11,046
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$311	$1,938	$1,972	$5,190	$410	$1,119	$106	$11,046

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	21,479	402,505	98,060	444,115	99,545	58,973	132	1,124,809

Total acquired loans	$21,479	$402,505	$98,060	$444,115	$99,545	$58,973	$132	$1,124,809

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$330,871	$337,641	$284,775	$344,435	$307,450	$253,863	$880,425	$858,220	$799,450
Special mention	16,621	15,466	19,692	15,522	20,596	24,523	30,547	34,737	25,850
Substandard	10,616	11,114	14,974	4,770	5,544	6,759	14,220	14,956	20,428
Doubtful	—	—	—	—	—	—	—	—	—
	$358,108	$364,221	$319,441	$364,727	$333,590	$285,145	$925,192	$907,913	$845,728

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$401,032	$397,555	$321,466	$139,821	$135,400	$139,373	$2,096,584	$2,036,266	$1,798,927
Special mention	5,405	6,718	10,098	9,977	10,333	8,530	78,072	87,850	88,693
Substandard	1,553	1,650	2,010	4,562	5,195	10,283	35,721	38,459	54,454
Doubtful	—	—	—	—	—	—	—	—	—
	$407,990	$405,923	$333,574	$154,360	$150,928	$158,186	$2,210,377	$2,162,575	$1,942,074

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$814,701	$746,847	$549,663	$274,727	$269,844	$248,561	$194,151	$188,049	$146,538
Special mention	21,431	22,129	26,618	9,336	8,047	9,093	842	764	826
Substandard	18,151	17,802	19,371	6,403	6,021	5,380	458	504	346
Doubtful	—	—	—	22	22	23	—	—	—
	$854,283	$786,778	$595,652	$290,488	$283,934	$263,057	$195,451	$189,317	$147,710

	Other			Consumer Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2015	2014	2014
Pass	$35,806	$45,222	$31,465	$1,319,385	$1,249,962	$976,227
Special mention	—	—	—	31,609	30,940	36,537
Substandard	—	—	—	25,012	24,327	25,097
Doubtful	—	—	—	22	22	23
	$35,806	$45,222	$31,465	$1,376,028	$1,305,251	$1,037,884

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Pass	$3,415,969	$3,286,228	$2,775,154
Special mention	109,681	118,790	125,230
Substandard	60,733	62,786	79,551
Doubtful	22	22	23
	$3,586,405	$3,467,826	$2,979,958

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$18,703	$22,456	$38,150	$37,903	$42,572	$50,127	$55,093	$61,040	$69,637
Special mention	122	816	106	184	6,039	1,510	329	265	315
Substandard	773	827	925	6,685	865	988	745	760	1,655
Doubtful	—	—	—	—	—	—	—	—	—
	$19,598	$24,099	$39,181	$44,772	$49,476	$52,625	$56,167	$62,065	$71,607

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$34,482	$39,780	$42,192	$59,990	$63,090	$69,465	$206,171	$228,938	$269,571
Special mention	406	448	942	445	896	2,333	1,486	8,464	5,206
Substandard	704	902	1,049	980	1,153	1,955	9,887	4,507	6,572
Doubtful	—	—	—	—	—	—	—	—	—
	$35,592	$41,130	$44,183	$61,415	$65,139	$73,753	$217,544	$241,909	$281,349

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$605,813	$639,555	$729,165	$207,419	$222,653	$241,895	$192,309	$201,636	$239,336
Special mention	1,544	1,241	334	6,353	4,491	4,627	596	619	465
Substandard	5,560	5,579	3,065	7,763	7,805	10,441	2,448	2,511	1,524
Doubtful	—	—	—	—	—	—	—	—	—
	$612,917	$646,375	$732,564	$221,535	$234,949	$256,963	$195,353	$204,766	$241,325

	Consumer Total
	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Pass	$1,005,541	$1,063,844	$1,210,396
Special mention	8,493	6,351	5,426
Substandard	15,771	15,895	15,030
Doubtful	—	—	—
	$1,029,805	$1,086,090	$1,230,852

The following table presents the credit risk profile by risk grade of total acquired non-credit loans:

	Total Acquired Non-credit Impaired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Pass	$1,211,712	$1,292,782	$1,479,967
Special mention	9,979	14,815	10,632
Substandard	25,658	20,402	21,602
Doubtful	—	—	—
	$1,247,349	$1,327,999	$1,512,201

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 18):

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$11,175	$11,248	$11,761	$196,116	$208,269	$232,060	$26,468	$26,855	$34,992
Special mention	1,040	1,030	1,054	35,154	35,896	37,932	13,723	9,539	13,183
Substandard	3,262	3,535	8,664	71,322	80,944	132,513	21,265	28,868	49,885
Doubtful	—	—	—	—	—	—	—	—	—
	$15,477	$15,813	$21,479	$302,592	$325,109	$402,505	$61,456	$65,262	$98,060

	Residential Real Estate			Consumer			Commercial & Industrial
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$179,855	$190,931	$190,158	$6,417	$7,493	$7,058	$23,703	$25,530	$33,036
Special mention	71,798	73,699	81,960	27,897	29,087	37,072	5,328	5,317	3,670
Substandard	116,980	125,614	171,925	46,342	48,869	55,415	13,312	13,957	22,267
Doubtful	—	—	72	—	—	—	—	—	—
	$368,633	$390,244	$444,115	$80,656	$85,449	$99,545	$42,343	$44,804	$58,973

	Single Pay			Total Acquired Credit Impaired Loans
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2015	2014	2014
Pass	$48	$58	$54	$443,782	$470,384	$509,119
Special mention	—	—	—	154,940	154,568	174,871
Substandard	16	28	78	272,499	301,815	440,747
Doubtful	—	—	—	—	—	72
	$64	$86	$132	$871,221	$926,767	$1,124,809

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

March 31, 2015
Commercial real estate:
Construction and land development	$855	$261	$964	$2,080	$356,028	$358,108
Commercial non-owner occupied	105	110	1,680	1,895	362,832	364,727
Commercial owner occupied	2,211	626	4,536	7,373	917,819	925,192
Consumer real estate:
Consumer owner occupied	1,157	981	3,268	5,406	848,877	854,283
Home equity loans	1,126	101	601	1,828	288,660	290,488
Commercial and industrial	203	170	454	827	407,163	407,990
Other income producing property	54	308	988	1,350	153,010	154,360
Consumer	381	135	153	669	194,782	195,451
Other loans	60	40	36	136	35,670	35,806
	$6,152	$2,732	$12,680	$21,564	$3,564,841	$3,586,405

December 31, 2014
Commercial real estate:
Construction and land development	$318	$439	$1,354	$2,111	$362,110	$364,221
Commercial non-owner occupied	1,197	—	1,432	2,629	330,961	333,590
Commercial owner occupied	1,106	95	5,403	6,604	901,309	907,913
Consumer real estate:
Consumer owner occupied	1,946	501	2,746	5,193	781,585	786,778
Home equity loans	679	443	519	1,641	282,293	283,934
Commercial and industrial	760	123	107	990	404,933	405,923
Other income producing property	570	114	1,319	2,003	148,925	150,928
Consumer	512	243	120	875	188,442	189,317
Other loans	65	46	62	173	45,049	45,222
	$7,153	$2,004	$13,062	$22,219	$3,445,607	$3,467,826

March 31, 2014
Commercial real estate:
Construction and land development	$1,289	$236	$2,069	$3,594	$315,847	$319,441
Commercial non-owner occupied	1,092	—	2,791	3,883	281,262	285,145
Commercial owner occupied	2,051	923	4,333	7,307	838,421	845,728
Consumer real estate:
Consumer owner occupied	1,826	484	3,559	5,869	589,783	595,652
Home equity loans	843	144	685	1,672	261,385	263,057
Commercial and industrial	316	437	403	1,156	332,418	333,574
Other income producing property	114	493	2,339	2,946	155,240	158,186
Consumer	195	44	79	318	147,392	147,710
Other loans	44	22	32	98	31,367	31,465
	$7,770	$2,783	$16,290	$26,843	$2,953,115	$2,979,958

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
March 31, 2015
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$19,598	$19,598
Commercial non-owner occupied	—	—	—	—	44,772	44,772
Commercial owner occupied	49	—	38	87	56,080	56,167
Consumer real estate:
Consumer owner occupied	107	328	3,311	3,746	609,171	612,917
Home equity loans	570	525	1,042	2,137	219,398	221,535
Commercial and industrial	6	—	221	227	35,365	35,592
Other income producing property	77	—	89	166	61,249	61,415
Consumer	289	211	561	1,061	194,292	195,353
	$1,098	$1,064	$5,262	$7,424	$1,239,925	$1,247,349

December 31, 2014
Commercial real estate:
Construction and land development	$17	$—	$40	$57	$24,042	$24,099
Commercial non-owner occupied	—	—	—	—	49,476	49,476
Commercial owner occupied	414	—	38	452	61,613	62,065
Consumer real estate:
Consumer owner occupied	443	241	1,566	2,250	644,125	646,375
Home equity loans	1,451	866	972	3,289	231,660	234,949
Commercial and industrial	14	250	117	381	40,749	41,130
Other income producing property	97	—	88	185	64,954	65,139
Consumer	885	341	843	2,069	202,697	204,766
	$3,321	$1,698	$3,664	$8,683	$1,319,316	$1,327,999

March 31, 2014
Commercial real estate:
Construction and land development	$428	$—	$295	$723	$38,458	$39,181
Commercial non-owner occupied	—	—	—	—	52,625	52,625
Commercial owner occupied	—	371	248	619	70,988	71,607
Consumer real estate:
Consumer owner occupied	2,277	45	1,674	3,996	728,568	732,564
Home equity loans	846	339	1,018	2,203	254,760	256,963
Commercial and industrial	211	—	166	377	43,806	44,183
Other income producing property	—	—	334	334	73,419	73,753
Consumer	1,316	144	239	1,699	239,626	241,325
	$5,078	$899	$3,974	$9,951	$1,502,250	$1,512,201

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
March 31, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$2,659	$2,659	$12,818	$15,477
Commercial real estate	6,548	1,069	14,522	22,139	280,453	302,592
Commercial real estate—construction and development	136	196	6,363	6,695	54,761	61,456
Residential real estate	4,737	3,747	14,113	22,597	346,036	368,633
Consumer	1,174	286	2,178	3,638	77,018	80,656
Commercial and industrial	714	193	4,997	5,904	36,439	42,343
Single pay	—	—	—	—	64	64
	$13,309	$5,491	$44,832	$63,632	$807,589	$871,221
December 31, 2014
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$2,896	$2,896	$12,917	$15,813
Commercial real estate	4,350	723	15,866	20,939	304,170	325,109
Commercial real estate—construction and development	1,750	452	8,204	10,406	54,856	65,262
Residential real estate	7,194	2,856	15,471	25,521	364,723	390,244
Consumer	2,241	1,106	2,614	5,961	79,488	85,449
Commercial and industrial	451	196	3,413	4,060	40,744	44,804
Single pay	—	—	—	—	86	86
	$15,986	$5,333	$48,464	$69,783	$856,984	$926,767
March 31, 2014
Commercial loans greater than or equal to $1 million-CBT	$766	$—	$6,917	$7,683	$13,796	$21,479
Commercial real estate	3,993	3,461	23,038	30,492	372,013	402,505
Commercial real estate—construction and development	1,145	1,311	13,220	15,676	82,384	98,060
Residential real estate	12,038	1,827	20,452	34,317	409,798	444,115
Consumer	2,335	593	1,562	4,490	95,055	99,545
Commercial and industrial	4,640	875	4,682	10,197	48,776	58,973
Single pay	—	—	47	47	85	132
	$24,917	$8,067	$69,918	$102,902	$1,021,907	$1,124,809

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
March 31, 2015
Commercial real estate:
Construction and land development	$8,074	$1,577	$3,830	$5,407	$697
Commercial non-owner occupied	5,131	2,509	1,256	3,765	35
Commercial owner occupied	11,406	5,136	3,161	8,297	70

Consumer real estate:
Consumer owner occupied	8,026	4,505	2,588	7,093	123
Home equity loans	349	199	51	250	1

Commercial and industrial	1,644	323	583	906	16
Other income producing property	5,473	124	4,543	4,667	485
Consumer	107	—	63	63	2
Other loans	—	—	—	—	—
Total impaired loans	$40,210	$14,373	$16,075	$30,448	$1,429

December 31, 2014
Commercial real estate:
Construction and land development	$7,414	$1,528	$3,324	$4,852	$475
Commercial non-owner occupied	4,920	2,539	1,071	3,610	77
Commercial owner occupied	12,508	5,546	3,614	9,160	172

Consumer real estate:
Consumer owner occupied	3,393	—	2,966	2,966	144
Home equity loans	131	—	31	31	1

Commercial and industrial	1,625	336	572	908	41
Other income producing property	6,280	360	5,138	5,498	646
Consumer	95	—	60	60	2
Other loans	—	—	—	—	—
Total impaired loans	$36,366	$10,309	$16,776	$27,085	$1,558

March 31, 2014
Commercial real estate:
Construction and land development	$8,607	$1,916	$4,234	$6,150	$563
Commercial non-owner occupied	4,948	1,479	2,674	4,153	39
Commercial owner occupied	16,690	8,641	4,157	12,798	106

Consumer real estate:
Consumer owner occupied	2,895	—	2,550	2,550	72
Home equity loans	118	—	48	48	1

Commercial and industrial	2,174	802	734	1,536	21
Other income producing property	6,891	1,246	5,252	6,498	617
Consumer	114	—	89	89	2
Other loans	—	—	—	—	—
Total impaired loans	$42,437	$14,084	$19,738	$33,822	$1,421

Acquired credit impaired loans are accounted for in pools as shown on page 18 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Three Months Ended March 31,
	2015		2014
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$5,129	$24	$6,031	$19
Commercial non-owner occupied	3,688	12	3,633	16
Commercial owner occupied	8,729	32	11,783	41

Consumer real estate:
Consumer owner occupied	5,029	28	1,278	19
Home equity loans	140	2	17	—

Commercial and industrial	907	7	929	15
Other income producing property	5,082	36	5,148	27
Consumer	62	1	31	2
Other loans	—	—	—	—
Total Impaired Loans	$28,766	$142	$28,850	$139

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Commercial non-owner occupied real estate:
Construction and land development	$2,474	$2,920	$5,305
Commercial non-owner occupied	2,193	2,325	2,886
Total commercial non-owner occupied real estate	4,667	5,245	8,191
Consumer real estate:
Consumer owner occupied	6,877	6,015	7,840
Home equity loans	1,328	1,412	1,646
Total consumer real estate	8,205	7,427	9,486
Commercial owner occupied real estate	2,721	3,605	6,383
Commercial and industrial	513	600	857
Other income producing property	1,068	1,348	4,154
Consumer	317	344	119
Other loans	—	—	—
Restructured loans	9,879	9,425	8,156
Total loans on nonaccrual status	$27,370	$27,994	$37,346

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Commercial non-owner occupied real estate:
Construction and land development	$—	$41
Commercial non-owner occupied	627	645
Total commercial non-owner occupied real estate	627	686
Consumer real estate:
Consumer owner occupied	3,610	3,685
Home equity loans	1,411	1,507
Total consumer real estate	5,021	5,192
Commercial owner occupied real estate	38	38
Commercial and industrial	225	120
Other income producing property	308	309
Consumer	1,061	1,193
Restructured loans	—	—
Total loans on nonaccrual status	$7,280	$7,538

As of March 31, 2014, the Company did not have any acquired non-credit impaired nonaccrual loans.

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

The following table presents non-acquired and acquired non-credit impaired loans designated as TDRs segregated by class and type of concession that were restructured during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of loans	Investment	Investment	of loans	Investment	Investment
Interest rate modification
Consumer owner occupied	1	$199	$199	1	$217	$217
Total interest rate modifications	1	199	199	1	217	217
Term modification
Construction and land development	2	552	551	—	—	—
Total term modifications	2	552	551	—	—	—
	3	$751	$750	1	$217	$217

At March 31, 2015 and 2014, the balance of accruing TDRs was $6.7 million and $7.0 million, respectively.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the changes in status of non-acquired loans restructured within the previous 12 months as of March 31, 2015 by type of concession:

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	7	$1,135	2	$177	—	$—
Term modification	4	1,834	1	474	—	—
	11	$2,969	3	$651	—	$—

The amount of specific reserve associated with non-acquired restructured loans was $1.2 million at March 31, 2015, none of which was related to restructured loans that had subsequently defaulted. The Company had $1,000 remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2015.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$22,161	$86,447
Increase (decrease) in expected losses on loans	(21)	125
Additional losses (recoveries) on OREO	(1,240)	(643)
Reimbursable expenses	348	676
Amortization of discounts and premiums, net	(3,207)	(7,078)
Reimbursements from FDIC	(1,328)	(19,043)
Balance at end of period	$16,713	$60,484

The FDIC indemnification asset is measured separately from the related covered assets.  At March 31, 2015, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $12.1 million less than the current carrying value.  This amount is being recognized as amortization (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements. Subsequent to March 31, 2015, the Company expects to receive $2.8 million from loss share claims filed, including reimbursable expenses.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian and Plantation acquisitions.  This amount is determined each reporting period and at March 31, 2015 was estimated to be approximately $4.1 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.1 million related to the Plantation acquisition at the end of the loss share agreement (April 2017).  The actual payment to the FDIC will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT, Cape Fear, or Habersham FDIC-assisted transactions as of March 31, 2015.

Effective March 31, 2015, the Commercial Shared-Loss Agreement with the FDIC for CBT expired and losses on assets covered under this agreement are no longer claimable after filing the first quarter of 2015 commercial loss share certificate. The carrying value of commercial loans and OREO no longer covered under the CBT loss share agreement totaled $49.0 million and $2.3 million, respectively.  The Commercial Shared-Loss Agreement for Cape Fear expired June 30, 2014 and losses on assets covered under this agreement are no longer claimable.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO at March 31, 2015:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2014	$26,499	$16,227	$42,726
Additions	4,113	2,423	6,536
Write-downs	(813)	(1,402)	(2,215)
Sold	(5,729)	(5,222)	(10,951)
Balance, March 31, 2015	$24,070	$12,026	$36,096

The following is a summary of information pertaining to OREO at March 31, 2014:

(Dollars in thousands)	OREO	Covered OREO	Total
Balance, December 31, 2013	$37,398	$27,520	$64,918
Additions	5,766	6,822	12,588
Write-downs	(2,228)	(773)	(3,001)
Sold	(5,792)	(4,566)	(10,358)
Balance, March 31, 2014	$35,144	$29,003	$64,147

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At March 31, 2015, there were 178 properties included in OREO, with 123 uncovered and 55 covered by loss share agreements with the FDIC.  At March 31, 2014, there were 452 properties included in OREO, with 217 uncovered and 235 covered by loss share agreements with the FDIC. At March 31, 2015, the Company had $4.6 million in residential real estate included in OREO and $14.8 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Certificates of deposit	$1,187,908	$1,237,140	$1,452,935
Interest-bearing demand deposits	3,009,005	2,927,820	2,915,756
Non-interest bearing demand deposits	1,757,302	1,639,953	1,585,055
Savings deposits	677,056	655,132	678,650
Other time deposits	2,386	1,000	2,155
Total deposits	$6,633,657	$6,461,045	$6,634,551

At March 31, 2015, December 31, 2014, and March 31, 2014, the Company had $139.5 million, $128.5 million, and $150.3 million in certificates of deposits greater than $250,000, respectively.  At March 31, 2015, December 31, 2014, and March 31, 2014, the Company had $19.9 million, $23.4 million and $30.4 million, in traditional, out-of-market brokered deposits, respectively.

Note 10 — Retirement Plans

The Company and the Bank provide certain retirement benefits to their employees in the form of a non-contributory defined benefit pension plan and an employees’ savings plan.  The non-contributory defined benefit pension plan covers all employees hired on or before December 31, 2005, who have attained age 21, and who have completed a year of eligible service.  Employees hired on or after January 1, 2006 are not eligible to participate in the non-contributory defined benefit pension plan, but are eligible to participate in the employees’ savings plan.  On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.

Note 10 — Retirement Plans (Continued)

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2015.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Interest cost	$(254)	$(277)
Expected return on plan assets	518	487
Recognized net actuarial loss	(226)	(165)
Net periodic pension benefit (expense)	$38	$45

The Company did not contribute to the pension plan for the three months ended March 31, 2015, and does not expect to make any additional contributions during the remainder of 2015.  The plans assets currently exceed the projected benefit obligation of the plan, and no additional contributions are required for 2015.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Effective January 1, 2015, employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s 2015 financial goals and payable the first quarter of 2016.  The Company expensed $1.3 million and $1.2 million for the 401(k) plan during the three months ended March 31, 2015 and 2014, respectively.

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

Note 11 — Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2015	2014
Basic earnings per common share:
Net income available to common shareholders	$23,926	$15,844

Weighted-average basic common shares	23,943	23,873
Basic earnings per common share	$1.00	$0.66

Diluted earnings per share:
Net income available to common shareholders	$23,926	$15,844

Weighted-average basic common shares	23,943	23,873
Effect of dilutive securities	258	243
Weighted-average dilutive shares	24,201	24,116
Diluted earnings per common share	$0.99	$0.66

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Number of shares	48,927	22,497
Range of exercise prices	$61.42-$66.32	$61.49-$66.32

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2015	294,342	$35.91
Granted	26,430	61.74
Exercised	(21,000)	31.74
Outstanding at March 31, 2015	299,772	38.48	4.95	$8,967

Exercisable at March 31, 2015	241,491	34.28	4.01	$8,236

Weighted-average fair value of options granted during the year	$25.08

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	March 31,
	2015	2014

Dividend yield	1.40%	1.27%
Expected life	8.5 years	6.3 years
Expected volatility	40.9%-40.9%	43.8%-44.7%
Risk-free interest rate	1.79%	2.10%

As of March 31, 2015, there was $1.2 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.83 years as of March 31, 2015.  The total fair value of shares vested during the three months ended March 31, 2015 was $386,000.

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

Note 12 — Share-Based Compensation (Continued)

Nonvested restricted stock for the three months ended March 31, 2015 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2015	228,907	$37.44
Granted	907	63.19
Vested	(36,068)	33.88
Nonvested at March 31, 2015	193,746	38.22

As of March 31, 2015, there was $3.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.49 years as of March 31, 2015.  The total fair value of shares vested during the three months ended March 31, 2015 was $1.3 million.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the three months ended March 31, 2015, the Company accrued for 85% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the three months ended March 31, 2015 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2015	79,308	$55.92
Granted	38,456	68.10
Nonvested at March 31, 2015	117,764	59.90

As of March 31, 2015, there was $4.8 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.73 years as of March 31, 2015.  There were no shares vested during the three months ended March 31, 2015.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2015, commitments to extend credit and standby letters of credit totaled $1.3 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities, derivative contracts, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the fair market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are recurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Note 14 — Fair Value (Continued)

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

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:
Assets
Derivative financial instruments	$3,160	$—	$3,160	$—
Loans held for sale	87,342	—	87,342	—
Securities available for sale:
Government-sponsored entities debt	134,203	—	134,203	—
State and municipal obligations	136,516	—	136,516	—
Mortgage-backed securities	534,424	—	534,424	—
Corporate stocks	3,253	3,028	225	—
Total securities available for sale	808,396	3,028	805,368	—
Mortgage servicing rights	21,510	—	—	21,510
	$920,407	$3,028	$895,869	$21,510
Liabilities
Derivative financial instruments	$1,608	$—	$1,608	$—

December 31, 2014:
Assets
Derivative financial instruments	$2,148	$—	$2,148	$—
Loans held for sale	61,934	—	61,934	—
Securities available for sale:
Government-sponsored entities debt	$148,197	$—	$148,197	$—
State and municipal obligations	137,581	—	137,581	—
Mortgage-backed securities	517,946	—	517,946	—
Corporate stocks	3,042	2,817	225	—
Total securities available for sale	806,766	2,817	803,949	—
Mortgage servicing rights	21,601	—	—	21,601
	$892,449	$2,817	$868,031	$21,601
Liabilities
Derivative financial instruments	$1,341	$—	$1,341	$—

March 31, 2014:
Assets
Derivative financial instruments	$752	$—	$752	$—
Loans held for sale	57,609	—	57,609	—
Securities available for sale:
Government-sponsored entities debt	137,601	—	137,601	—
State and municipal obligations	141,638	—	141,638	—
Mortgage-backed securities	510,379	—	510,379	—
Corporate stocks	3,506	3,281	225	—
Total securities available for sale	793,124	3,281	789,843	—
Mortgage servicing rights	20,925	—	—	20,925
	$872,410	$3,281	$848,204	$20,925
Liabilities
Derivative financial instruments	$1,461	$—	$1,461	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2015. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2015 and 2014 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2015	$21,601	$—
Mortgage and other loan income	(1,673)	—
Purchases and issuances	1,582	—
Fair value, March 31, 2015	$21,510	$—

Fair value, January 1, 2014	$20,729	$—
Mortgage and other loan income	(664)
Purchases and issuances	860	—
Fair value, March 31, 2014	$20,925	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2015 or 2014.

See Note 19 — Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:
OREO	$36,096	$—	$—	$36,096
Non-acquired impaired loans	6,636	—	—	6,636

December 31, 2014:
OREO	$42,726	$—	$—	$42,726
Non-acquired impaired loans	12,612	—	—	12,612

March 31, 2014:
OREO	$64,147	$—	$—	$64,147
Non-acquired impaired loans	4,725	—	—	4,725

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2015

			General	Weighted
	Valuation Technique	Unobservable Input	Range	Average
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	0-25%	4.53%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0-50%	18.45%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015, December 31, 2014 and March 31, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of FHLB stock approximates fair value based on the redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 34 regarding fair value.

Loans held for sale — The fair values disclosed for loans held for sale are based on commitments from investors for loans with similar characteristics.

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

Note 14 — Fair Value (Continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2015
Financial assets:
Cash and cash equivalents	$630,734	$630,734	$630,734	$—	$—
Investment securities	827,086	827,659	12,284	815,375	—
Loans held for sale	87,342	87,342	—	87,342	—
Loans, net of allowance for loan losses	5,666,720	5,747,502	—	—	5,747,502
FDIC receivable for loss share agreements	16,713	6,646	—	—	6,646
Accrued interest receivable	16,255	16,255	—	3,637	12,618
Mortgage servicing rights	21,510	21,510	—	—	21,510
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	2,982	2,982	—	2,982	—
Financial liabilities:
Deposits	6,633,657	6,381,486	—	6,381,486	—
Federal funds purchased and securities sold under agreements to repurchase	276,774	276,774	—	276,774	—
Other borrowings	55,003	51,623	—	51,623	—
Accrued interest payable	3,163	3,163	—	3,163	—
Interest rate swap — cash flow hedge	900	900	—	900	—
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	530	530	—	530	—
Off balance sheet financial instruments:
Commitments to extend credit	—	18,005	—	18,005	—
Standby letters of credit and financial guarantees	—	—	—	—	—

December 31, 2014
Financial assets:
Cash and cash equivalents	$417,869	$417,869	$417,869	$—	$—
Investment securities	826,943	827,517	13,560	813,957	—
Loans held for sale	61,934	61,934	—	61,934	—
Loans, net of allowance for loan losses	5,680,688	5,743,111	—	—	5,743,111
FDIC receivable for loss share agreements	22,161	7,150	—	—	7,150
Accrued interest receivable	16,366	16,366	—	3,443	12,923
Mortgage servicing rights	21,601	21,601	—	—	21,601
Interest rate swap — non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	1,976	1,976	—	1,976	—
Financial liabilities:
Deposits	6,461,045	6,193,580	—	6,193,580	—
Federal funds purchased and securities sold under agreements to repurchase	221,541	221,541	—	221,541	—
Other borrowings	101,210	98,534	—	98,534	—
Accrued interest payable	4,311	4,311	—	4,311	—
Interest rate swap — cash flow hedge	856	856	—	856	—
Interest rate swap — non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	313	313	—	313	—
Off balance sheet financial instruments:
Commitments to extend credit	—	14,600	—	14,600	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 14 — Fair Value (Continued)

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2014
Financial assets:
Cash and cash equivalents	$612,615	$612,615	$612,615	$—	$—
Investment securities	814,533	815,069	13,799	801,270	—
Loans held for sale	57,609	57,609	—	57,609	—
Loans, net of allowance for loan losses	5,571,253	5,636,854	—	—	5,636,854
FDIC receivable for loss share agreements	60,484	35,255	—	—	35,255
Accrued interest receivable	15,389	15,389	—	3,963	11,426
Mortgage servicing rights	20,925	20,925	—	—	20,925
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	574	574	—	574	—
Financial liabilities:
Deposits	6,634,551	6,370,810	—	6,370,810	—
Federal funds purchased and securities sold under agreements to repurchase	254,985	254,985	—	254,985	—
Other borrowings	100,963	102,971	—	102,971	—
Accrued interest payable	4,854	4,854	—	4,854	—
Interest rate swap — cash flow hedge	909	909	—	909	—
Interest rate swap — non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	374	374	—	374	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,494	—	15,494	—
Standby letters of credit and
financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three months ended March 31, 2015
Balance at December 31, 2014	$(5,315)	$5,467	$(529)	$(377)
Other comprehensive income (loss) before reclassifications	—	3,263	(75)	3,188
Amounts reclassified from accumulated other comprehensive income (loss)	140	—	47	187
Net comprehensive income (loss)	140	3,263	(28)	3,375
Balance at March 31, 2015	$(5,175)	$8,730	$(557)	$2,998

Three months ended March 31, 2014
Balance at December 31, 2013	$(3,585)	$(5,573)	$(565)	$(9,723)
Other comprehensive income (loss) before reclassifications	—	5,666	(44)	5,622
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	47	47
Net comprehensive income (loss)	—	5,666	3	5,669
Balance at March 31, 2014	$(3,585)	$93	$(562)	$(4,054)

Note 15 — Accumulated Other Comprehensive Income (Loss) (Continued)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive	Three Months Ended March 31,
Income (Loss) Component	2015	2014	Income Statement Line Item Affected
Gains and losses on cash flow hedges:
Interest rate contracts	$76	$76	Interest expense
	(29)	(29)	Provision for income taxes
	47	47	Net income
Amortization of defined benefit pension items:
Actuarial losses	$226	$—	Salaries and employee benefits
	(86)	—	Provision for income taxes
	140	—	Net income
Total reclassifications for the period	$187	$47

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $28,000 for the three months ended March 31, 2015, compared to an after-tax unrealized gain on its cash flow hedge in other comprehensive income of less than $3,000 for the three months ended March 31, 2014, respectively.  The Company recognized a $900,000 cash flow hedge liability in other liabilities on the balance sheet at March 31, 2015, compared to a $908,000 liability recognized at March 31, 2014. There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2015 and 2014.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2015 and 2014, the Company provided $950,000 and $1.0 million of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Non-designated Hedges of Interest Rate Risk

Customer Swap

As of March 31, 2015, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah. These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a derivatives dealer to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2015, the interest rate swaps had an aggregate notional amount of approximately $3.9 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for $178,000 on the balance sheet.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2015.

The Company also has an agreement with the derivatives dealer in this transaction that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on this derivatives obligation.  As of March 31, 2015, the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $178,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of March 31, 2015, the Company provided $355,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at March 31, 2015, it would have been required to settle its obligations under the agreement at the termination value, $184,000.

Mortgage Banking

The Company also has derivatives contracts that are classified as non-designated hedges.  These derivatives contracts are a part of the Company’s risk management strategy for its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while when-issued securities are typically used to hedge the mortgage pipeline.  Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.  The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On March 31, 2015, the Company had derivative financial instruments outstanding with notional amounts totaling $93.0 million related to mortgage servicing rights.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $368,000 at March 31, 2015.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Mortgage loan pipeline	$135,542	$67,201	$68,433
Expected closures	101,657	50,760	51,325
Fair Value of mortgage loan pipeline commitments	2,613	1,335	490
Forward commitments	154,000	81,000	60,000
Fair value of forward commitments	(530)	(313)	84

Note 17 — Capital Ratios

The Company is subject to regulations with respect to certain risk-based capital ratios. These risk-based capital ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted based on the rules to reflect categorical credit risk. In addition to the risk-based capital ratios, the regulatory agencies have also established a leverage ratio for assessing capital adequacy. The leverage ratio is equal to Tier 1 capital divided by total consolidated on-balance sheet assets (minus amounts deducted from Tier 1 capital).  The leverage ratio does not involve assigning risk weights to assets.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules.

As applied to the Company and the Bank, the new rules include a new minimum ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5%. The new rules also raise the minimum required ratio of Tier 1 capital to risk-weighted assets from 4% to 6%.  The minimum required leverage ratio under the new rules is 4%.   The minimum required total capital to risk-weighted assets ratio remains at 8% under the new rules.

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

The Bank is also subject to the regulatory framework for prompt corrective action, which identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and is based on specified thresholds for each of the three risk-based regulatory capital ratios (CET1, Tier 1 capital and total capital) and for the leverage ratio.

The following table presents actual and required capital ratios as of March 31, 2015 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased-In		Capitalized
	Capital		Capital		Capital		Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Common equity Tier 1 to risk-weighted assets:
Consolidated	$670,750	12.26%	$246,398	4.50%	$383,286	7.00%	$355,908	6.50%
South State Bank (the Bank)	707,542	12.93%	246,287	4.50%	383,113	7.00%	355,748	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	721,069	13.18%	328,531	6.00%	465,418	8.50%	438,041	8.00%
South State Bank (the Bank)	707,542	12.93%	328,383	6.00%	465,209	8.50%	437,843	8.00%
Total capital to risk-weighted assets:
Consolidated	759,534	13.89%	438,041	8.00%	574,928	10.50%	547,551	10.00%
South State Bank (the Bank)	746,008	13.63%	437,843	8.00%	574,669	10.50%	547,304	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	721,069	9.53%	302,558	4.00%	302,558	4.00%	378,197	5.00%
South State Bank (the Bank)	707,542	9.36%	302,391	4.00%	302,391	4.00%	377,989	5.00%

Note 17 — Capital Ratios (Continued)

The following table presents actual and required capital ratios as of December 31, 2014 and March 31, 2014 under the regulatory capital rules then in effect.

					Required to be
			Minimum Capital		Considered Well
	Actual		Requirement		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Tier 1 capital to risk-weighted assets:
Consolidated	$713,371	13.62%	$209,491	4.00%	n/a	n/a
South State Bank (the Bank)	700,280	13.37%	209,438	4.00%	314,158	6.00%
Total capital to risk-weighted assets:
Consolidated	755,484	14.43%	418,982	8.00%	n/a	n/a
South State Bank (the Bank)	742,393	14.18%	418,877	8.00%	523,596	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	713,371	9.47%	301,363	4.00%	n/a	n/a
South State Bank (the Bank)	700,280	9.30%	301,162	4.00%	376,452	5.00%

March 31, 2014
Tier 1 capital to risk-weighted assets:
Consolidated	$658,325	12.78%	$206,124	4.00%	n/a	n/a
South State Bank (the Bank)	647,379	12.56%	206,105	4.00%	309,158	6.00%
Total capital to risk-weighted assets:
Consolidated	704,404	13.67%	412,247	8.00%	n/a	n/a
South State Bank (the Bank)	693,322	13.46%	412,210	8.00%	515,263	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	658,325	8.68%	303,317	4.00%	n/a	n/a
South State Bank (the Bank)	647,379	8.54%	303,115	4.00%	378,893	5.00%

As of March 31, 2015, December 31, 2014, and March 31, 2014, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $317.7 million at March 31, 2015. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Gross carrying amount	$75,354	$75,354	$77,660
Accumulated amortization	(28,131)	(26,115)	(20,092)
	$47,223	$49,239	$57,568

Amortization expense totaled $2.0 million and $2.1 million for the three months ended March 31, 2015, and 2014, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarters ending:
June 30, 2015	$1,963
September 30, 2015	1,963
December 31, 2015	1,948
March 31, 2016	1,604
June 30, 2016	1,592
Thereafter	38,153
$47,223

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of March 31, 2015, December 31, 2014, and March 31, 2014, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.4 billion, $2.3 billion, and $2.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three months ended March 31, 2015 and March 31, 2014 was $1.5 million and $1.3 million, respectively.  Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At March 31, 2015, December 31, 2014, and March 31, 2014, mortgage servicing rights (“MSRs”) were $21.5 million, $21.6 million, and $20.9 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three months ended March 31, 2015 and March 31, 2014 was a loss of $836,000 and a loss of $208,000, respectively.  Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and the offsetting hedge.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Decrease in fair value of MSRs	$(836)	$(208)
Decay of MSRs	(837)	(456)
Gains related to derivatives	1,522	795
Net effect on Statements of Income	$(151)	$131

The following table is an analysis of the activity in the MSRs.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of the period	$21,601	$20,729
Additions (deductions):
Servicing assets that resulted from transfers of financial assets	1,582	860
Changes in fair value due to valuation inputs or assumptions	(836)	(208)
Decay in fair value:
Due to increases in principal paydowns or runoff	(837)	(456)
Carrying value at end of period	$21,510	$20,925

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

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale (Continued)

The characteristics and sensitivity analysis of the MSR are included in the following table.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.3%	99.2%	99.0%
Adjustable-rate mortgage loans	0.7%	0.8%	1.0%
Total	100.0%	100.0%	100.0%

Weighted average life	6.09 years	6.30 years	6.68 years
Constant prepayment rate	12.0%	11.4%	10.5%
Weighted average discount rate	9.7%	9.7%	9.9%
Effect on fair value due to change in interest rates:
25 basis point increase	$1,627	$1,365	$1,042
50 basis point increase	3,059	2,555	1,937
25 basis point decrease	(1,813)	(1,562)	(1,218)
50 basis point decrease	(3,654)	(3,221)	(2,240)

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

Custodial escrow balances maintained in connection with the loan servicing were $14.4 million and $13.2 million at March 31, 2015 and March 31, 2014.

Mandatory cash forwards and whole loan sales were $196.0 million and $115.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively, of which $147.1 million and $84.2 million, or 75.1% and 72.3%, respectively, were sold with the servicing rights retained by the company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $87.3 million, $61.9 million, and $57.6 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Note 20 — Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the three months ended March 31, 2015, tax credits and other tax benefits of $459,000 and amortization of $327,000 were recorded.  For the three months ended March 31, 2014, the Company recorded tax credits and other tax benefits of $357,000 and amortization of $153,000. At March 31, 2015 and 2014, the Company’s carrying value of QAHPs was $13.1 million and $13.3 million, respectively, with an original investment of $19.3 million.  The Company has $5.2 million and $6.8 million in remaining funding obligations related to these QAHPs recorded in liabilities at March 31, 2015 and 2014, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 21 — Subsequent Events

Branch Initiatives

On April 22, 2015, South State Bank, a wholly-owned subsidiary of the Company, entered into a Purchase Agreement to purchase 12 South Carolina branch locations and 1 Georgia branch location from Bank of America, N.A.  The branches are located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, as well as Hartwell, Georgia.  The bank will be entering six new markets with this transaction and three markets which overlap.  The Company expects the transaction to close in the third quarter of 2015, subject to bank regulatory approval and customary closing conditions.  South State Bank anticipates assuming approximately $580 million of deposits, $3.0 million in loans and 34 ATMs.  The Company will also pay a 5.5% deposit premium, on the 30 day average closing balance of deposits prior to closing.

The Company is also consolidating or selling 14 branches and ATM locations over the next two quarters.  The total deposits equal approximately $208 million.  One-time costs are expected to be $4.5 million incurred in the third and fourth quarter of 2015.  In addition, the Company has entered into a contract to sell two of the 14 branches with deposits totaling approximately $32.0 million and $7.8 million in loans.  The Company will receive a 3.5% deposit premium on the 30 day average closing balance of deposits prior to closing.  The sale is expected to close in the fourth quarter of 2015, subject to regulatory approval.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, we had approximately $8.0 billion in assets and 2,051 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three months ended March 31, 2015 as compared to March 31, 2014 and also analyzes our financial condition as of March 31, 2015 as compared to December 31, 2014 and March 31, 2014.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In addition to earning interest on our loans and investments, we earn income through fees we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following section also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Recent Events

Branch Initiatives

On April 22, 2015, South State Bank, a wholly-owned subsidiary of the Company, entered into a Purchase Agreement to purchase 12 South Carolina branch locations and 1 Georgia branch location from Bank of America, N.A.  The branches are located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, as well as Hartwell, Georgia.  The bank will be entering six new markets with this transaction and three markets which overlap.  The Company expects the transaction to close in the third quarter of 2015, subject to bank regulatory approvals and customary closing conditions.

South State Bank anticipates assuming approximately $580 million of deposits, $3.0 million in loans and 34 ATMs.  The Company will also pay a 5.5% deposit premium on the 30 day average closing balance of deposits prior to closing.

The Company is also consolidating or selling 14 branches and ATM locations over the next two quarters.  The total deposits equal approximately $208 million.  One-time costs are expected to be $4.5 million incurred in the third and fourth quarter of 2015.  In addition, the Company has entered into a contract to sell two of the 14 branches with deposits totaling approximately $32.0 million and $7.8 million in loans.  The Company will receive a 3.5% deposit premium on the 30 day average closing balance of deposits prior to closing.  The sale is expected to close in the fourth quarter of 2015, subject to regulatory approval.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Note 6 — Loans and Allowance for Loan Losses” in this Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of March 31, 2015, December 31, 2014 and March 31, 2014, the balance of goodwill was $317.7 million.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of March 31, 2015, book value was $41.71 per common share.  The lowest trading price during the first three months of 2015, as reported by the NASDAQ Global Select Market, was $58.84 per share, and the stock price closed on March 31, 2015 at $68.39 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2015, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of March 31, 2015, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

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

For further discussion of the Company’s loan accounting and acquisitions, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2014, Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements and Note 6—Loans and Allowance for Loan Losses to the unaudited condensed consolidated financial statements.

Results of Operations

We reported consolidated net income available to common shareholders of $23.9 million, or diluted earnings per share (“EPS”) of $0.99, for the first quarter of 2015 as compared to consolidated net income available to common shareholders of $15.8 million, or diluted EPS of $0.66, in the comparable period of 2014.  The $8.1 million increase in consolidated net income available to common shareholders was the net result of the following items:

•                  An increase in noninterest income totaling $6.0 million, due to a $3.9 million reduction in the amortization of the FDIC indemnification asset and a $3.3 million increase in mortgage banking income;

•                  Noninterest expense declined by $6.9 million in the first quarter to $70.5 million compared to the same quarter in 2014.   The largest decreases were merger and branding related expenses of $6.0 million and OREO and loan related expenses of $1.2 million, which were partially offset by increases in salaries and employee benefits of $1.9 million;

•                  An increase in the provision for income taxes of $3.5 million due to higher pre-tax income; and

•                  Diluted EPS was $0.99 compared to $0.66 in the comparable period in 2014 due to the 51.0% increase in net income available to common shareholders.

Our asset quality related to non-acquired loans continues to be at manageable levels and improved from the end of 2014 and from the March 31, 2014 level.  Non-acquired nonperforming assets declined from $36.5 million at December 31, 2014 to $34.1 million at March 31, 2015, a $2.4 million decline.  Compared to the balance of nonperforming assets at March 31, 2014, nonperforming assets decreased $15.6 million due to a reduction in nonperforming loans of $9.9 million and a reduction in non-acquired OREO of $5.8 million.  Our non-acquired OREO decreased by $1.5 million from the December 31, 2014 to $6.4 million at March 31, 2015.  During the first quarter of 2015, non-acquired classified assets declined by $3.5 million from December 31, 2014 to $67.3 million at March 31, 2015.  Since March 31, 2014 non-acquired classified assets have declined by $24.2 million.  Annualized net recoveries for the first quarter of 2015 were 0.01%, down from net charge-offs in the first quarter of 2014 of 0.05% and from net charge-offs in the fourth quarter of 2014 of 0.13%.

The allowance for loan losses decreased to 0.94% of total non-acquired loans at March 31, 2015, down from 1.00% at December 31, 2014 and 1.16% at March 31, 2014.  The allowance provides 1.22 times coverage of non-acquired nonperforming loans at March 31, 2015, higher than 1.21 times at December 31, 2014, and 0.93 times at March 31, 2014.

During the first quarter of 2015, the Company had net charge-offs related to “acquired non-credit impaired loans” which totaled $1.8 million or 0.56% annualized, and accordingly, recorded a provision for loan losses.  Additionally, we have $7.4 million in nonperforming loans from this loan portfolio.

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

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances of both the acquired credit impaired and the acquired non-credit impaired portfolio.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the first quarter of 2015 assessment of the estimated cash flows of the acquired loan portfolio and the related impact on the indemnification asset:

•                  Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $1.6 million from the fourth quarter of 2014; and compared to the first quarter of 2014, a decline of $8.1 million in loan interest  income primarily from the continued decline in acquired loan balances; and

•                  The amortization of the indemnification asset also decreased by approximately $1.0 million compared to the fourth quarter of 2014, and by $3.9 million compared to the first quarter of 2014.  This was primarily the result of the decline in the difference between the net carrying value of the FDIC indemnification asset and projected cash flows of the indemnification asset.  In addition, the expiration of the commercial loss share agreement from the CBT FDIC transaction (which began in January of 2010) occurred at March 31, 2015.  As a result, we anticipate a decline in this amortization in subsequent quarters.

During the recast in the first quarter of 2015, the accretable yield balance declined significantly by $64.1 million.  This decline was primarily the result of an increase in the assumed prepayment speed of certain acquired loan pools from the FFHI acquisition, and partially offset by decline in expected losses for the acquired credit impaired loans.  The actual cash flows were faster than what had been previously expected (assumed) and required an adjustment in the assumed prepayment speed used to forecast expected cash flows, which increases the yield of the acquired loans.  The result was a decrease in the accretable yield balance, however, there was no impairment since this only changed the timing of the receipt of future cash on these pools of loans (expect to receive cash sooner).  See Note 6 — Loans and Allowance for Loan Losses on page 13 for further discussion.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield continues to increase due to the continued improvement in overall credit quality of this portfolio and the actual cash flows being faster than previously expected.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Average balances:
Acquired loans, net of allowance for loan losses	$2,193,825	$2,298,491	$2,737,859
Non-acquired loans	3,513,006	3,382,795	2,909,175
Total loans, excluding held for sale	$5,706,831	$5,681,286	$5,647,034

Interest income:
Noncash interest income on acquired loans	$1,600	2,274	2,954
Acquired loan interest income	41,318	$42,231	$48,082
Total acquired loans	42,918	44,505	51,036
Non-acquired loans	35,517	34,752	30,602
Total loans, excluding held for sale	$78,435	$79,257	$81,638

Non-TE yield:
Acquired loans	7.93%	7.68%	7.56%
Non-acquired loans	4.10%	4.08%	4.27%
Total loans, excluding held for sale	5.57%	5.53%	5.86%

Compared to the balance at December 31, 2014, our non-acquired loan portfolio has increased $118.6 million, or 13.7% annualized, to $3.6 billion, driven by increases in most categories.  Consumer real estate lending increased by $74.1 million, or 27.7% annualized; consumer non real estate lending by $6.1 million, or 13.0% annualized; commercial owner occupied loans by $17.3 million, or 7.6% annualized; and commercial non-owner occupied by $31.1 million, or 37.3% annualized.  The acquired loan portfolio decreased by $136.2 million in the first quarter of 2015 due to continued payoffs, charge-offs, and transfers to OREO.  Since March 31, 2014, the non-acquired loan portfolio has grown by $606.4 million, or 20.4%, in most categories.  Consumer real estate loans have led the way and increased by $286.1 million, or 33.3%, in the past year.

Non-taxable equivalent net interest income for the quarter decreased $2.4 million, or 2.90%, compared to the first quarter of 2014.  Non-taxable equivalent net interest margin decreased by 22 basis points to 4.73% from the first quarter of 2014 of 4.95% due to the decrease in yield on most interesting earning assets.  Compared to the fourth quarter of 2014, net interest margin (taxable equivalent) increased by six basis points.  Interest earning assets yield increased by one basis point primarily from the increase in the yield of the acquired and non-acquired loan portfolios.  The rate on interest bearing liabilities decreased by six basis points compared to the fourth quarter of 2014 from a five basis point decrease in the rates on time deposit balances.

Our quarterly efficiency ratio decreased to 65.1%, compared to 69.3% in the fourth quarter of 2014 and from 73.8% in the first quarter of 2014.  The decrease in the efficiency ratio compared to the fourth quarter of 2014 was the result of a $4.2 million reduction in noninterest expense.  The reduction in noninterest expense was driven by the $4.6 million dollar reduction in merger and branding related expenses.  The decrease in the efficiency ratio compared to the first quarter of 2014 was the result of a 29.0% increase in noninterest income and a 9.0% decrease in noninterest expense.  Compared to the first quarter of 2014, noninterest expense was down by $6.9 million with a $6.0 million decrease in merger and branding related expense and a $1.2 million decrease in OREO and loan related expense, partially offset by a $1.9 million increase in salary and benefits.  Excluding OREO and merger and branding related expenses, the efficiency ratio was 62.3% for the first quarter of 2015, compared to 62.7% for the fourth quarter of 2014 and 64.1% for the first quarter of 2014.

Diluted EPS and basic EPS increased to $0.99 and $1.00 for the first quarter of 2015, from the first quarter 2014 amounts of $0.66 and $0.66, respectively.  This was the result of a 51% increase in net income available to common shareholders.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Return on average assets (annualized)	1.23%	0.86%
Return on average common equity (annualized)	9.73%	6.89%
Return on average equity (annualized)	9.73%	6.90%
Return on average tangible common equity (annualized)*	16.21%	12.59%
Return on average tangible equity (annualized)*	16.21%	12.03%
Dividend payout ratio **	23.22%	28.91%
Equity to assets ratio	12.56%	11.69%
Average shareholders’ common equity (in thousands)	$997,473	$931,961
Average shareholders’ equity (in thousands)	$997,473	$994,073

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•                  For the three months ended March 31, 2015, return on average tangible equity increased compared to the same period in 2014.  The increase was driven by the 46.6% increase in net income available to common shareholders excluding amortization of intangibles.  Similarly, return on average assets increased to 1.23%, compared to the three months ended March 31, 2014, due to the growth in net income.

•                  Dividend payout ratio decreased to 23.2% for the three months ended March 31, 2015, compared with 28.9% for the three months ended March 31, 2014.  The decrease from the comparable period in 2014 primarily reflects the higher net income for the three months ended March 31, 2015, compared to the increase of $0.04 per share, or 21.1%, in the cash dividends declared per common share.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•                  Equity to assets ratio increased to 12.6% at March 31, 2015, compared with 11.7% at March 31, 2014.  The increase in the equity to assets ratio reflects a 0.4% increase in assets, compared to the 7.9% increase in equity, as a result of the Company’s retained earnings.

•                  Quarterly average shareholders’ equity increased $3.4 million, or 0.3%, from the quarter ended March 31, 2014 driven by earnings partially offset by the impact of the redemption of $65.0 million in preferred stock in March of 2014 and dividends paid to shareholders.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Return on average tangible equity (non-GAAP)	16.21%	12.03%
Effect to adjust for intangible assets	-6.48%	-5.13%
Return on average equity (GAAP)	9.73%	6.90%

Adjusted average shareholders’ equity (non-GAAP)	$631,874	$616,808
Average intangible assets	365,599	377,265
Average shareholders’ equity (GAAP)	$997,473	$994,073

Adjusted net income (non-GAAP)	$25,257	$18,299
Amortization of intangibles	(2,016)	(2,104)
Tax effect	685	722
Net income (GAAP)	$23,926	$16,917

Return on average common tangible equity (non-GAAP)	16.21%	12.59%
Effect to adjust for intangible assets	-6.48%	-5.70%
Return on average common equity (GAAP)	9.73%	6.89%

Adjusted average common shareholders’ equity (non-GAAP)	$631,874	$554,696
Average intangible assets	365,599	377,265
Average common shareholders’ equity (GAAP)	$997,473	$931,961

Adjusted net income available to common shareholders (non-GAAP)	$25,257	$17,226
Amortization of intangibles	(2,016)	(2,104)
Tax effect	685	722
Net income available to common shareholders (GAAP)	$23,926	$15,844

The returns on average tangible equity and average common tangible equity are non-GAAP financial measures. They exclude the effect of the average balance of intangible assets and add back the after-tax amortization of intangibles to GAAP basis net income.  Management believes that these non-GAAP measures provide additional useful information, particularly since these measures are widely used by industry analysts following companies with prior merger and acquisition activities.  Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.  Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results of financial condition as reported under GAAP.

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 22 basis points from the first quarter of 2014, due primarily to the 28 basis point decline in the yield on interest earning assets, partially offset by a seven basis point decline in the rate on interest bearing liabilities.  The net interest margin increased by six basis points from the fourth quarter of 2014 to 4.78%.  Yields on average earning assets increased by one basis point from the fourth quarter of 2014, while the rate on average interest bearing liabilities decreased by six basis points.

The Company remained in an excess liquidity position during the first quarter of 2015, and the impact represented an estimated 16 basis points reduction in the net interest margin compared to 17 basis points from the fourth quarter of 2014.

Net interest income decreased from the first quarter of 2014 by $2.4 million.  This decrease was primarily driven by the $544.0 million decrease in the average balance of the acquired loan portfolio, partially offset by a $603.8 million increase in the average balance of the non-acquired loan portfolio and a $43.4 million reduction in the average balance of other borrowings due to the redemption of $46.3 million in trust preferred securities.  Certificates of deposit average rate declined by two basis points from the first quarter of 2014 along with the average balance decreasing $287.8 million.  Year-over-year interest expense declined $1.0 million, and the cost of funds decreased six basis points.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Non-TE net interest income	$81,049	$83,466
Non-TE yield on interest-earning assets	4.90%	5.18%
Non-TE rate on interest-bearing liabilities	0.23%	0.30%
Non-TE net interest margin	4.73%	4.95%
TE net interest margin	4.78%	5.00%

Non-TE net interest income decreased $2.4 million, or 2.90%, in the first quarter of 2015 compared to the same period in 2014.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 1.5% to $6.9 billion in the first quarter of 2015 compared to the same period last year due primarily to the increase in investment securities and non-acquired loans.

•                  Non-TE yield on interest-earning assets for the first quarter of 2015 decreased 28 basis points from the comparable period in 2014.  The decrease since the first quarter of 2014 was driven by a 17 basis point decrease in the yield on non-acquired loans and a 22 basis point decrease in the yield on taxable investment securities portfolio.  These decreases were partially offset by a 37 basis point increase in the yield of acquired loans.  The loan portfolio continues to remix with 63% of the portfolio being comprised of non-acquired loans and 37% being acquired loans.  This compares to 53% and 47% one year ago.

•                  The average cost of interest-bearing liabilities for the first quarter of 2015 decreased seven basis points from the same period in 2014. The decrease since the first quarter of 2014 was in every category of funding, from interest bearing transaction/money market accounts to federal funds purchased and repurchase agreements.  This is a reflection of the continuation of the low rate environment.  During the first quarter, we redeemed $46.3 million of 7% fixed rate trust preferred securities.  The expected cost of funds on our remaining trust preferred securities, assuming the rate environment remains low, should be approximately 4.70%.

•                  TE net interest margin decreased by 22 basis points in the first quarter of 2015, compared to the first of 2014.

Loans

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2015	Total	2014	Total	2014	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$18,929	0.3%	$20,275	0.4%	$37,757	0.7%
Commercial non-owner occupied	29,961	0.5%	35,035	0.6%	50,814	0.9%
Total commercial non-owner occupied real estate	48,890	0.8%	55,310	1.0%	88,571	1.6%
Consumer real estate:
Consumer owner occupied	29,708	0.5%	30,304	0.5%	37,111	0.7%
Home equity loans	33,482	0.6%	35,509	0.6%	34,627	0.6%
Total consumer real estate	63,190	1.1%	65,813	1.1%	71,738	1.3%
Commercial owner occupied real estate	42,040	0.7%	45,986	0.8%	78,861	1.4%
Commercial and industrial	8,952	0.2%	9,887	0.2%	11,964	0.2%
Other income producing property	22,322	0.4%	20,820	0.4%	29,471	0.5%
Consumer non real estate	562	0.0%	675	0.0%	1,772	0.0%
Total acquired covered loans	185,956	3.2%	198,491	3.5%	282,377	5.0%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	59,437	1.0%	65,959	1.2%	96,981	1.7%
Commercial non-owner occupied	164,212	2.9%	181,652	3.2%	204,094	3.6%
Total commercial non-owner occupied real estate	223,649	3.9%	247,611	4.4%	301,075	5.3%
Consumer real estate:
Consumer owner occupied	801,572	14.1%	842,995	14.7%	951,131	16.9%
Home equity loans	279,866	4.9%	294,589	5.1%	324,686	5.8%
Total consumer real estate	1,081,438	19.0%	1,137,584	19.8%	1,275,817	22.7%
Commercial owner occupied real estate	164,716	2.9%	176,268	3.1%	200,370	3.6%
Commercial and industrial	59,251	1.0%	67,028	1.2%	76,016	1.4%
Other income producing property	129,091	2.3%	139,496	2.4%	160,498	2.9%
Consumer non real estate	274,469	4.8%	288,288	5.0%	340,857	6.1%
Total acquired non-covered loans	1,932,614	33.9%	2,056,275	35.9%	2,354,633	42.0%
Total acquired loans	2,118,570	37.1%	2,254,766	39.4%	2,637,010	47.0%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	358,108	6.3%	364,221	6.4%	319,441	5.7%
Commercial non-owner occupied	364,727	6.4%	333,590	5.8%	285,145	5.1%
Total commercial non-owner occupied real estate	722,835	12.7%	697,811	12.2%	604,586	10.8%
Consumer real estate:
Consumer owner occupied	854,283	15.0%	786,778	13.7%	595,652	10.6%
Home equity loans	290,488	5.1%	283,934	5.0%	263,057	4.7%
Total consumer real estate	1,144,771	20.1%	1,070,712	18.7%	858,709	15.3%
Commercial owner occupied real estate	925,192	16.2%	907,913	15.9%	845,728	15.1%
Commercial and industrial	407,990	7.2%	405,923	7.1%	333,574	5.9%
Other income producing property	154,360	2.7%	150,928	2.6%	158,186	2.8%
Consumer non real estate	195,451	3.4%	189,317	3.3%	147,710	2.6%
Other	35,806	0.6%	45,222	0.8%	31,465	0.5%
Total non-acquired loans	3,586,405	62.9%	3,467,826	60.6%	2,979,958	53.0%
Total loans (net of unearned income)	$5,704,975	100.0%	$5,722,592	100.0%	$5,616,968	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $88.0 million, or 1.6%, at March 31, 2015 as compared to the same period in 2014.  Acquired covered loans decreased by $96.4 million and acquired non-covered loans decreased by $422.0 million due to principal payments, charge offs, and foreclosures. In addition to the reductions for principal payments, charge offs, and foreclosures, the acquired covered loans will decrease by approximately $49.0 million in the second quarter of 2015 due to the expiration of the CBT commercial loss share agreement with the FDIC on March

31, 2015.  These loans will be transferred from the covered loan portfolio to the non-covered loan portfolio.  Non-acquired loans or legacy loans increased by $606.4 million, or 20.4%, from March 31, 2014 to March 31, 2015.  Non-acquired loans have grown to 62.9% of the total loan portfolio compared to 53.0% at March 31, 2014.  The increase was driven by loan growth in in almost all categories of non-acquired loans.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Average total loans	$5,706,831	$5,647,034
Interest income on total loans	78,435	81,639
Non-TE yield	5.57%	5.86%

Interest earned on loans decreased in the first quarter of 2015 compared to the first quarter of 2014.  Some key highlights for the quarter ended March 31, 2015 are outlined below:

•                  Our non-TE yield on total loans decreased 29 basis points comparing the first quarter of 2015 to 2014 and average total loans increased 1.1%, as compared to the first quarter of 2014.  The increase in average total loans was primarily the result of the growth in non-acquired loans during 2015.  These new loans, however, are at lower rates and the average yield was 4.10% in the first quarter of 2015 compared to 4.27% in the first quarter of 2014.  The acquired loan portfolio effective yield increased to 7.93%, compared to 7.56% in the first quarter of 2014, as a result of improved cash flows in certain pools.

•                  Acquired covered loans had a balance of $186.0 million at the end of the first quarter of 2015 compared to $282.4 million at March 31, 2014.

•                  Acquired non-covered loans declined by approximately $422.0 million to $1.9 billion at the end of the first quarter of 2015 compared to $2.4 billion at March 31, 2014.

•                  Non-acquired construction and land development loans increased $38.7 million, or 12.1%, to $358.1 million from the ending balance at March 31, 2014.

•                  Non-acquired commercial non-owner occupied loans increased $79.6 million, or 27.9%, to $364.7 million from the ending balance at March 31, 2014.

•                  Non-acquired consumer real estate loans, including home equity loans, increased $286.1 million, or 33.3%, to $1.1 million from the ending balance at March 31, 2014.

•                  Non-acquired commercial owner occupied loans increased $79.5 million, or 9.4%, to $925.2 million from the ending balance at March 31, 2014.

•                  Non-acquired commercial and industrial loans increased $74.4 million, or 22.3%, to $408.0 million from the ending balance at March 31, 2014

•                  Non-acquired consumer non-real estate loans increased $47.7 million, or 32.30%, to $195.5 million from the ending balance at March 31, 2014.

•                  Non-acquired other income producing property loans decreased $3.8 million, or 2.4%, to $154.4 million from the ending balance at March 31, 2014.

The balance of mortgage loans held for sale increased $25.4 million from December 31, 2014 to $87.3 million at March 31, 2015, and $29.7 million compared to the balance of mortgage loans held for sale at March 31, 2014 of $57.6 million.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2015, investment securities totaled $827.1 million, compared to $826.9 million at December 31, 2014 and $814.5 million at March 31, 2014.    In addition, we continue to slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.  During the quarter, our portfolio remained nearly unchanged from the balance at December 31, 2014.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Average investment securities	$815,264	$801,263
Interest income on investment securities	4,739	5,037
Non-TE yield	2.36%	2.55%

Interest earned on investment securities decreased 5.9% in the first quarter of 2015 compared to the first quarter of 2014.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the first quarter of 2015:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2015
Government-sponsored entities debt	$134,296	$134,203	$(93)	$134,296	$—	$—	$—
State and municipal obligations	141,702	146,748	5,046	140,965	—	—	737
Mortgage-backed securities *	524,785	534,424	9,639	—	—	—	524,785
Corporate stocks	3,161	3,253	92	—	—	—	3,161
	$803,944	$818,628	$14,684	$275,261	$—	$—	$528,683

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

At March 31, 2015, we had 35 securities available for sale in an unrealized loss position, which totaled $1.5 million. At December 31, 2014, we had 66 securities available for sale in an unrealized loss position, which totaled $3.6 million. At March 31, 2014, we had 199 securities available for sale in an unrealized loss position, which totaled $9.3 million.

During the first quarter of 2015 as compared to the first quarter of 2014, the total number of available for sale securities with an unrealized loss position decreased by 164 securities, while the total dollar amount of the unrealized loss decreased by $7.8 million.

All securities available for sale in an unrealized loss position as of March 31, 2015 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at March 31, 2015.  As of March 31, 2015, the investment in FHLB stock represented approximately $7.4 million, or 0.1% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Average interest-bearing liabilities	$5,153,328	$5,408,276
Interest expense	2,949	3,990
Average rate	0.23%	0.30%

The average balance of interest-bearing liabilities decreased in the first quarter of 2015 compared to the first quarter of 2014 due primarily to the decrease in certificates of deposit, other time deposits and other borrowings. The decrease in interest expense in the first quarter was largely driven by the reduction in certificates of deposit, other time deposits and the redemption of $46.3 million of trust preferred securities at a 7% dividend rate.  Rates continued to decline in most categories, with the exception of savings deposit and other borrowings which remained flat.  Overall, we experienced a seven basis point decrease in the average rate on all interest-bearing liabilities from the three months ended March 31, 2014.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended March 31, 2015 decreased 4.3% from the same period in 2014.

•                  Interest-bearing deposits decreased 3.4% to $4.9 billion at March 31, 2015 from the period end balance at March 31, 2014 of $5.0 billion. This was the result of a $265.0 million decline in certificates of deposit, which was partially offset by growth in interest-bearing transaction accounts of $95.7 million.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended March 31, 2015 decreased one basis point from the comparable period in 2014.

•                  Average certificates of deposit and other time deposits decreased 19.2%, down $287.8 million from the average balance in the first quarter of 2014.  Interest expense on certificates of deposit and other time deposits decreased $325,000 as a result of the decline in average balances and a two basis point decrease in the average rate to 38 basis points for the three months ended March 31, 2015 as compared to the same period in 2014.

•                  The average rate on other borrowings remained unchanged at 5.94% for the three months ended March 31, 2015 as compared to the same period in 2014.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds.   Average noninterest-bearing deposits increased $207.3 million, or 14.0%, to $1.7 billion in the first quarter of 2015 compared to $1.5 billion at March 31, 2014.  At March 31, 2015, noninterest-bearing deposits were $1.8 billion, exceeding the March 31, 2014 balance by $172.2 million.

Provision for Loan Losses and Nonperforming Assets

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

With the FFHI business combination, the Company segregated the FFHI acquired loan portfolio into performing loans (“non-credit impaired”) and credit impaired loans.  The acquired non-credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually.  Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no allowance for loan losses associated with them at acquisition date.  The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method.  Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non-acquired and acquired non-credit impaired allowance for loan losses. The acquired credit impaired loans will follow the description in the next paragraph.

In determining the acquisition date fair value of acquired credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics.  Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable.  Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.  Evidence of credit quality deterioration for the loan pools may include information such as increased past-due and nonaccrual levels and migration in the pools to lower loan grades.  Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 6—Loans and Allowance for Loan Losses)

During the first quarter of 2015, we decreased the valuation allowance on acquired credit impaired loans by $2.3 million on certain acquired loan pools due to evidence of credit improvement and expected cash flows during the quarterly review process, which resulted in $87,000 net provision for loan losses on acquired credit impaired loans (net of the impact of the FDIC loss sharing agreements).

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015				2014
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Total
Balance at beginning of period	$34,539	$—	$7,365	$41,904	$34,331	$11,618	$45,949
Loans charged-off	(996)	(1,811)	—	(2,807)	(1,370)	—	(1,370)
Recoveries of loans previously charged off	1,050	25	—	1,075	1,038	—	1,038
Net charge-offs	54	(1,786)	—	(1,732)	(332)	—	(332)
Provision for loan losses	(1,055)	1,786	66	797	670	304	974
Benefit attributable to FDIC loss share agreements	—	—	21	21	—	(125)	(125)
Total provision for loan losses charged to operations	(1,055)	1,786	87	818	670	179	849
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)	—	125	125
Reductions due to loan removals	—	—	(2,714)	(2,714)	—	(876)	(876)
Balance at end of period	$33,538	$—	$4,717	$38,255	$34,669	$11,046	$45,715

Total non-acquired loans:
At period end	3,586,405				2,979,958
Average	3,513,006				2,909,175
Net charge-offs as a percentage of average non-acquired loans (annualized)	-0.01%				0.05%
Allowance for loan losses as a percentage of period end non-acquired loans	0.94%				1.16%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	121.63%				92.59%

The allowance for loan losses as a percent of non-acquired loans reflects the continued decline due primarily to the decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the first quarter of 2015 compared to the same quarter in 2014 and to the fourth quarter of 2014.  Our overall net charge offs for the quarter  on non-acquired loans was negative one basis point annualized, due to recoveries in excess of charge offs, compared to five basis points, or $332 thousand, a year ago and 13 basis points, or $1.1 million in the fourth quarter of 2014.  The low level of net charge offs may not be sustainable given the remaining uncertainty which exists within the overall economy and markets in which we operate.  Excluding acquired assets, nonperforming assets decreased by $15.6 million during the first quarter of 2015 compared to the first quarter of 2014 and decreased by $2.4 million from the fourth quarter of 2014.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 92.6% at March 31, 2014 to 121.6% at March 31, 2015.

We decreased the ALLL compared to the first quarter of 2014 due primarily to the improvement in asset quality metrics during the first quarter of 2015.  Compared to the fourth quarter of 2014, the ALLL decreased due primarily to the decline in combined past due and nonaccrual loans, classified assets, and reduced bankruptcies and foreclosures during the first quarter.  On a investment purposes general basis, we consider three-year historical loss rates on all loan portfolios, except residential lot loans and lot loans held for where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $1.1 million compared to the balance at March 31, 2014 and decreased by $872,000 from December 31, 2014.

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

On a specific reserve basis, the allowance for loan losses decreased $129,000 from December 31, 2014, with loan balances being evaluated for specific reserves increasing from $27.1 million to $30.0 million at March 31, 2015. Specific reserves remained flat from March 31, 2014 to March 31, 2015 at $1.4 million.  However, the loan balances being evaluated for specific reserves decreased from $33.8 million at March 31, 2014.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended March 31, 2015, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy as a whole within the markets that we serve.

The following table summarizes our NPAs for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2015	2014	2014	2014	2014
Non-acquired:
Nonaccrual loans	$17,491	$18,569	$20,419	$26,546	$29,190
Accruing loans past due 90 days or more	204	522	429	358	96
Restructured loans - nonaccrual	9,879	9,425	9,633	8,409	8,156
Total nonperforming loans	27,574	28,516	30,481	35,313	37,442
Other real estate owned (“OREO”) (2)	6,435	7,947	9,360	9,003	12,187
Other nonperforming assets (3)	65	—	—	—	—
Total non-acquired nonperforming assets	34,074	36,463	39,841	44,316	49,629
Acquired non-credit impaired:
Nonaccrual loans	7,280	7,538	5,359	—	—
Accruing loans past due 90 days or more	100	108	501	—	—
Total acquired nonperforming loans (1)	7,380	7,646	5,860	—	—
Acquired OREO and other nonperforming assets:
Covered OREO (2)	12,026	16,227	18,961	21,999	29,003
Acquired OREO not covered under loss share (2)	17,635	18,552	22,929	22,732	22,957
Other covered nonperforming assets (3)	608	694	640	811	1,032
Total acquired OREO and other nonperforming assets	30,269	35,473	42,530	45,542	52,992
Total nonperforming assets	$71,723	$79,582	$88,231	$89,858	$102,621

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.95%	1.05%	1.20%	1.39%	1.66%
Total NPAs as a percentage of total assets (5)	0.42%	0.47%	0.51%	0.55%	0.62%
Total NPLs as a percentage of total loans (4)	0.77%	0.82%	0.92%	1.11%	1.26%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.25%	1.38%	1.54%	1.57%	1.81%
Total NPAs as a percentage of total assets	0.89%	1.02%	1.12%	1.12%	1.28%
Total NPLs as a percentage of total loans (4)	0.61%	0.63%	0.64%	0.62%	0.67%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $44.8 million, $48.5 million, $52.5 million, $60.3 million, and $73.9 million as of March 31, 2015, December 31, 2014,  September 30, 2015, June 30, 2014, and March 31, 2014, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

(5) For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $27.6 million, or 0.77% of non-acquired loans, a decrease of $9.9 million, or 26.4%, from March 31, 2014. The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $11.3 million offset by an increase of $1.7 million in nonaccrual restructured loans.

Nonperforming non-acquired loans, including restructured loans decreased by approximately $942 thousand during the first quarter of 2015 from the level at December 31, 2014.  This decrease was primarily driven by a decrease in commercial nonaccrual loans of $2.5 million, a decrease in loans 90+ days past due and still accruing of $318,000, offset by an increase in consumer nonaccrual loans of $1.4 million and an increase in restructured nonaccrual loans of $454,000. Recoveries exceeded charge offs this quarter by $54,000.

In February 2015, the Company auctioned approximately 70 OREO assets with a carrying value of $4.0 million.  These assets all had been held in the OREO portfolio for at least twelve months.  The assets auctioned included both covered and non-covered assets (relative to loss share agreements).  The loss realized totaled approximately $640,000, net of loss share claims.

At March 31, 2015, non-acquired OREO decreased by $1.5 million from December 31, 2014.  At March 31 2015, non-acquired OREO consisted of 45 properties with an average value of $143,000, which is significantly lower than the level from December 31, 2014 when we had 72 properties in non-acquired OREO.  In the first quarter of 2015, we added 10 properties with an aggregate value of $1.1 million into non-acquired OREO, and we sold 37 properties with a basis of $2.0 million in the quarter.  We wrote down 16 OREO properties by $592,000 during the first quarter of 2015.  Our non-acquired OREO balance of $6.4 million at March 31, 2015 is comprised of 43% in the Low Country/Orangeburg region, 33% in the Coastal region (Beaufort to Myrtle Beach), 9% in the Charlotte region, 9% in the Upstate region (Greenville) and 6% primarily related to former branch locations.

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $7.4 million, or 0.21%, of total non-acquired loans outstanding at March 31, 2015, compared to $7.9 million, or 0.26%, of total non-acquired loans outstanding at March 31, 2014, and compared to $7.6 million, or 0.22% of total non-acquired loans outstanding at December 31, 2014.  Potential problem loans related to the acquired non-credit impaired loans totaled $7.9 million, or 0.63%, of total acquired non-credit impaired loans at March 31, 2015, compared to $10.4 million, or 0.79%, of total acquired non-credit impaired loans outstanding at December 31, 2014.  For the period ended March 31, 2014, there were no acquired non-credit impaired loans that were considered potential problem loans until we completed the evaluation of acquired loans and any related purchase adjustment during the measurement period.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Service charges on deposit accounts	$8,108	$8,988
Bankcard services income	7,599	7,105
Mortgage banking income	6,626	3,291
Trust and investment services income	4,934	4,543
Amortization of FDIC indemnification assets, net	(3,207)	(7,078)
Other	2,445	3,699
Total noninterest income	$26,505	$20,548

Excluding the amortization on the FDIC indemnification asset, noninterest income increased by $2.1 million, or 7.6%, during the first three months ended March 31, 2015 as compared to the same period in 2014.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Bankcard services income increased 7.0%, or $494,000.  Debit card income increased 3.5%, or $210,000, due to organic growth.

•                  Trust and investment services income increased 8.6%, or $391,000, driven primarily by the addition of investment services income.

•                  Mortgage banking income increased $3.3 million, or 101.3%, driven by a lower interest rate environment which increased the fair value of the held for sale and pipeline portfolios as well as the volume of loan originations.

•                  Amortization on the FDIC indemnification asset decreased $3.9 million, or 54.7%, resulting from a smaller difference between the expected cash flows from the FDIC compared to the remaining carrying value of the indemnification asset.

•                  Service charges on deposit accounts decreased $880,000 due to changes in customer behavior relative to insufficient funds and overdraft fees.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Salaries and employee benefits	$40,987	$39,093
Net occupancy expense	5,237	5,608
Information services expense	3,958	4,398
Furniture and equipment expense	3,145	3,744
OREO expense and loan related	3,014	4,203
Business development and staff related	2,114	1,571
Amortization of intangibles	2,016	2,104
Bankcard expense	1,980	2,256
Supplies, printing and postage	1,612	1,583
Professional fees	1,409	1,262
FDIC assessment and other regulatory charges	1,184	1,576
Advertising and marketing	888	1,007
Merger and branding related expense	—	5,985
Other	2,941	3,026
Total noninterest expense	$70,485	$77,416

Noninterest expense decreased $6.9 million in the first quarter of 2015 as compared to the same period in 2014.  The quarterly decrease in total noninterest expense primarily resulted from the following:

•                  Salary and employee benefits were $1.9 million higher than last year, due largely to increased mortgage commissions based on higher production.

•                  Information services expense decreased by $440,000, driven largely by a reduction in expenses post conversion during the quarter related to certain contract terminations and renegotiations.

•                  OREO expense and loan related declined from the prior year due to significantly fewer assets with less cost to carry and a decrease in the amount of write downs.

•                  FDIC assessment and other regulatory charges declined by $392,000 due to improvement in the financial ratios used to determine our quarterly assessment.

•                  Advertising and marketing decreased by $119,000, driven largely by the discretionary nature of this expense.

•                  Furniture and equipment expense decreased by $599,000, driven largely by the closing of additional branches during the year and cost savings executed from prior quarters.

•                  Merger-related expense decreased $6.0 million due to no merger-related expenses in 2015.

Income Tax Expense

Our effective income tax rate decreased to 34.00% for the quarter ended March 31, 2015 compared to 34.30% for the quarter ended March 31, 2014.   The lower effective tax rate was attributable primarily to investments in certain qualified tax credit programs.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of March 31, 2015, shareholders’ equity was $1.0 billion, an increase of $22.6 million, or 2.3%, from $984.9 million at December 31, 2014, and an increase of $73.4 million, or 7.9%, from $934.2 million at March 31, 2014.  The driving factor for the increase from year-end was net income of $23.9 million, which was offset by the common dividend paid of $5.6 million.  Accumulated other comprehensive loss changed to a comprehensive gain, during the first quarter 2015, with the increased unrealized gains in the AFS securities portfolio during the quarter of $3.3 million, net of tax.  The increase from the comparable period of 2014 was primarily the result of net income of $82.4 million and a favorable change in accumulated comprehensive income partially offset by dividends paid to common shareholders.  Our common equity-to-assets ratio was 12.56% at March 31, 2015, relatively flat compared to 12.58% at December 31, 2014 and increased from 11.69% at the end of the comparable period of 2014.

We are subject to regulations with respect to certain risk-based capital ratios. These risk-based capital ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted based on the rules to reflect categorical credit risk. In addition to the risk-based capital ratios, the regulatory agencies have also established a leverage ratio for assessing capital adequacy. The leverage ratio is equal to Tier 1 capital divided by total consolidated on-balance sheet assets (minus amounts deducted from Tier 1 capital).  The leverage ratio does not involve assigning risk weights to assets.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, in July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules.

The new capital rules framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. As applied to the Company and the Bank, the new rules include a new minimum ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5%. The new rules also raise our minimum required ratio of Tier 1 capital to risk-weighted assets from 4% to 6%.  Our minimum required leverage ratio under the new rules is 4% (the new rules eliminated an exemption that permitted a minimum leverage ratio of 3% for certain institutions). Our minimum required total capital to risk-weighted assets ratio remains at 8% under the new rules.

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity.

Under the Basel III rules, accumulated other comprehensive income (“AOCI”) is presumptively included in common equity Tier 1 capital and can operate to reduce this category of capital. The final rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, which election the Bank and the Company have made.  As a result, the Company and the Bank will retain the pre-existing treatment for AOCI.

The Bank is also subject to the regulatory framework for prompt corrective action, which identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and is based on specified thresholds for each of the three risk-based regulatory capital ratios (CET1, Tier 1 capital and total capital) and for the leverage ratio.

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2015	2014	2014
South State Corporation:
Common equity Tier 1 risk-based capital	12.26%	n/a	n/a
Tier 1 risk-based capital	13.18%	13.62%	12.78%
Total risk-based capital	13.89%	14.43%	13.67%
Tier 1 leverage	9.53%	9.47%	8.68%

South State Bank:
Common equity Tier 1 risk-based capital	12.93%	n/a	n/a
Tier 1 risk-based capital	12.93%	13.37%	12.56%
Total risk-based capital	13.63%	14.18%	13.46%
Tier 1 leverage	9.36%	9.30%	8.54%

Due to the adoption of Basel III for the first quarter of 2015, the March 31, 2015 risk-based capital ratios are not comparable to the December 31, 2014 and March 31, 2014 risk-based capital ratios.  The Tier 1 leverage ratio increased compared to December 31, 2014 and March 31, 2014 due to the increase in capital outpacing the increase in our average asset size.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our legacy loan portfolio increased by approximately $606.4 million, or approximately 20.4%, compared to the balance at March 31, 2014, and by $118.6 million, or 13.7% annualized, compared to the balance at December 31, 2014.  Our investment securities portfolio increased $12.6 million from first quarter 2014 and by $143,000 million compared to fourth quarter 2014. Total cash and cash equivalents were $630.7 million at March 31, 2015 as compared to $417.9 million at December 31, 2014 and $612.6 million at March 31, 2014.

At March 31, 2015, December 31, 2014 and March 31, 2014, the Company had $19.9 million, $23.4 million and $30.4 million, respectively, in traditional, out-of-market brokered deposits and $61.9 million, $67.5 million, and $85.5 million, respectively, of reciprocal brokered deposits.   Total deposits were $6.6 billion, relatively flat compared to March 31, 2014, resulting primarily from decreases in certificates of deposit by $265.0 million offset by increases in core deposits by $263.9 million.  Other borrowings decreased $46.0 million from the balance at March 31, 2014, due to the redemption of $46.3 million of trust preferred securities.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2015, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2015, our Bank had $159.6 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2015, our Bank had a total FHLB credit facility of $909.3 million with total outstanding letters of credit consuming $19.7 million, $134,000 in outstanding advances and $234,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company had a $20.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of March 31, 2015:

				Losses	Losses
				Incurred *	Incurred **	Remaining
	FDIC	Original	Original	By FFCH	By South State	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	through	Losses	Mark ***	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	July 26, 2013	March 31, 2015	for Loans	March 31, 2015	Losses
CBT	$233,000	$340,039	$334,082	$—	$314,099	$1,264	$91	$315,454
Habersham	94,000	124,363	119,978	—	92,218	1,461	295	93,974
BankMeridian	70,827	70,190	67,780	—	31,019	1,666	1,941	34,626
Cape Fear ****	131,000	12,921	8,213	76,122	4,578	562	—	81,262
Plantation ****	70,178	24,273	16,176	35,190	12,508	3,894	357	51,949
Total	$599,005	$571,786	$546,229	$111,312	$454,422	$8,847	$2,684	$577,265

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

Effective March 31, 2015, the Commercial Shared-Loss Agreement with the FDIC for CBT expired and losses on assets covered under this agreement are no longer claimable after filing the first quarter of 2015 commercial loss share certificate.  The Commercial Shared-Loss Agreement for Cape Fear expired June 30, 2014 and losses on assets covered under this agreement are no longer claimable.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2015, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $189.9 million at March 31, 2015. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at March 31, 2015, including $322.4 million of loans to lessors of residential buildings, $402.2 million of loans to lessors of nonresidential buildings (except mini-warehouses), $213.3 million of loans to religious organizations, and $247.2 million of loans to offices of physicians, dentists and other health practitioners.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, and the following:

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

•                  Merger and merger integration risk including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters, and the potential inability to identify and successfully negotiate and complete additional successful combinations with potential merger or acquisition partners;

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

For any forward-looking statements made in this Form 10-Q or in any documents incorporated by reference into this Form 10-Q, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements speak only as of the date of this Form 10-Q or the date of any document incorporated by reference in Form 10-Q. We do not undertake to update forward looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. All subsequent written and oral forward looking statements by the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2015 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of March 31, 2015 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)           Not applicable

(c)           Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2015:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	12,836	*	$61.25	—	147,872
February 1 - February 28	3,014	*	64.35	—	147,872
March 1 - March 31	—		—	—	147,872

Total	15,850			—	147,872

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

SOUTH STATE CORPORATION
(Registrant)

Date: May 8, 2015	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: May 8, 2015	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.