Form 10-Q
period 2015-06-30
SOUTH STATE Corp
filed 2015-08-07
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2015
Common Stock, $2.50 par value	24,201,793

South State Corporation and Subsidiary

June 30, 2015 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$422,057	$229,901	$388,852
Interest-bearing deposits with banks	7,097	7,456	6,418
Federal funds sold and securities purchased under agreements to resell	164,228	180,512	194,253
Total cash and cash equivalents	593,382	417,869	589,523
Investment securities:
Securities held to maturity (fair value of $10,114, $10,233, and $11,058, respectively)	9,659	9,659	10,389
Securities available for sale, at fair value	841,661	806,766	795,741
Other investments	9,031	10,518	10,518
Total investment securities	860,351	826,943	816,648
Loans held for sale	73,055	61,934	56,407
Loans:
Acquired credit impaired (covered of $113,158, $182,464, and $243,942, respectively; non-covered of $710,823, $736,938, and $803,394, respectively), net of allowance for loan losses	823,981	919,402	1,047,336
Acquired non-credit impaired (covered of $8,059, $9,376, and $7,538, respectively; non-covered of $1,163,613, $1,318,623, and $1,440,045, respectively)	1,171,672	1,327,999	1,447,583
Non-acquired	3,788,399	3,467,826	3,174,625
Less allowance for non-acquired loan losses	(34,782)	(34,539)	(35,422)
Loans, net	5,749,270	5,680,688	5,634,122
FDIC receivable for loss share agreements	11,035	22,161	43,766
Other real estate owned (covered of $8,172, $16,227, and $21,998, respectively; non-covered of $26,870, $26,499, and $31,735, respectively)	35,042	42,726	53,733
Premises and equipment, net	171,582	171,772	184,113
Bank owned life insurance	100,363	99,140	97,933
Deferred tax assets	45,911	42,692	66,780
Mortgage servicing rights	25,325	21,601	21,015
Core deposit and other intangibles	45,260	49,239	53,371
Goodwill	317,688	317,688	317,688
Other assets	56,720	71,774	58,587
Total assets	$8,084,984	$7,826,227	$7,993,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,844,973	$1,639,953	$1,626,995
Interest-bearing	4,822,555	4,821,092	4,952,847
Total deposits	6,667,528	6,461,045	6,579,842
Federal funds purchased and securities sold under agreements to repurchase	287,903	221,541	280,595
Other borrowings	55,055	101,210	101,045
Other liabilities	50,719	57,511	79,186
Total liabilities	7,061,205	6,841,307	7,040,668
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,197,531, 24,150,702, and 24,130,006 shares issued and outstanding, respectively	60,494	60,377	60,325
Surplus	704,625	701,764	699,324
Retained earnings	260,591	223,156	192,961
Accumulated other comprehensive income (loss)	(1,931)	(377)	408
Total shareholders’ equity	1,023,779	984,920	953,018
Total liabilities and shareholders’ equity	$8,084,984	$7,826,227	$7,993,686

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$79,406	$79,322	$158,254	$161,163
Investment securities:
Taxable	3,822	3,997	7,484	7,878
Tax-exempt	1,072	1,071	2,150	2,227
Federal funds sold and securities purchased under agreements to resell	464	441	875	901
Total interest income	84,764	84,831	168,763	172,169
Interest expense:
Deposits	1,737	2,261	3,740	4,654
Federal funds purchased and securities sold under agreements to repurchase	105	89	201	191
Other borrowings	646	1,508	1,497	3,009
Total interest expense	2,488	3,858	5,438	7,854
Net interest income	82,276	80,973	163,325	164,315
Provision for loan losses	3,144	2,169	3,963	3,018
Net interest income after provision for loan losses	79,132	78,804	159,362	161,297
Noninterest income:
Fees on deposit accounts	17,699	17,617	34,192	34,441
Mortgage banking income	7,089	4,683	13,715	7,974
Trust and investment services income	5,051	4,812	9,985	9,355
Securities gains	—	88	—	88
Amortization of FDIC indemnification assets, net	(2,042)	(5,815)	(5,249)	(12,893)
Other	2,285	3,014	3,945	6,113
Total noninterest income	30,082	24,399	56,588	45,078
Noninterest expense:
Salaries and employee benefits	39,754	40,276	80,741	79,369
Net occupancy expense	5,046	5,763	10,283	11,371
Information services expense	4,382	4,435	8,340	8,833
Furniture and equipment expense	2,762	3,264	5,907	7,006
Bankcard expense	2,285	2,088	4,265	4,344
Branch consolidation expense	2,237	—	2,237	—
OREO expense and loan related	2,019	1,736	5,033	5,939
Amortization of intangibles	1,964	2,084	3,980	4,188
Professional fees	1,585	1,115	2,994	2,379
Supplies, printing and postage expense	1,430	1,599	3,042	3,182
FDIC assessment and other regulatory charges	1,253	1,267	2,437	2,843
Advertising and marketing	1,009	892	1,864	1,745
Merger and branding related expense	—	6,510	—	12,495
Other	5,803	4,860	10,891	9,618
Total noninterest expense	71,529	75,889	142,014	153,312
Earnings:
Income before provision for income taxes	37,685	27,314	73,936	53,063
Provision for income taxes	12,813	9,368	25,138	18,200
Net income	$24,872	$17,946	$48,798	$34,863
Preferred stock dividends	—	—	—	1,073
Net income available to common shareholders	$24,872	$17,946	$48,798	$33,790
Earnings per common share:
Basic	$1.04	$0.75	$2.04	$1.41
Diluted	$1.03	$0.74	$2.02	$1.40
Dividends per common share	$0.24	$0.20	$0.47	$0.39
Weighted-average common shares outstanding:
Basic	23,981	23,892	23,947	23,882
Diluted	24,258	24,141	24,214	24,126

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$24,872	$17,946	$48,798	$34,863
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(8,226)	7,005	(2,953)	16,163
Tax effect	3,100	(2,671)	1,090	(6,163)
Reclassification adjustment for gains included in net income	—	(88)	—	(88)
Tax effect	—	34	—	34
Net of tax amount	(5,126)	4,280	(1,863)	9,946
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	29	(107)	(92)	(178)
Tax effect	(11)	41	35	68
Reclassification adjustment for losses included in interest expense	64	73	140	149
Tax effect	(24)	(28)	(53)	(57)
Net of tax amount	58	(21)	30	(18)
Changes in pension plan obligation:
Reclassification adjustment for changes included in net income	225	330	450	330
Tax effect	(86)	(127)	(171)	(127)
Net of tax amount	139	203	279	203
Other comprehensive income (loss), net of tax	(4,929)	4,462	(1,554)	10,131
Comprehensive income	$19,943	$22,408	$47,244	$44,994

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2015 and 2014

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2013	65,000	$1	24,104,124	$60,260	$762,354	$168,577	$(9,723)	$981,469
Comprehensive income	—	—	—	—	—	34,863	10,131	44,994
Cash dividends on Series A preferred stock at annual dividend rate of 9%	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared on common stock at $0.39 per share	—	—	—	—	—	(9,406)	—	(9,406)
Employee stock purchases	—	—	3,251	8	185	—	—	193
Stock options exercised	—	—	4,660	12	117	—	—	129
Restricted stock awards	—	—	22,810	57	(57)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(4,839)	(12)	(283)	—	—	(295)
Share-based compensation expense	—	—	—	—	2,007	—	—	2,007
Balance, June 30, 2014	—	$—	24,130,006	$60,325	$699,324	$192,961	$408	$953,018
Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920
Comprehensive income	—	—	—	—	—	48,798	(1,554)	47,244
Cash dividends declared on common stock at $0.47 per share	—	—	—	—	—	(11,363)	—	(11,363)
Employee stock purchases	—	—	3,366	8	199	—	—	207
Stock options exercised	—	—	30,060	76	863	—	—	939
Restricted stock awards	—	—	30,605	76	(76)	—	—	—
Common stock repurchased	—	—	(17,202)	(43)	(1,032)	—	—	(1,075)
Share-based compensation expense	—	—	—	—	2,907	—	—	2,907
Balance, June 30, 2015	—	$—	24,197,531	$60,494	$704,625	$260,591	$(1,931)	$1,023,779

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$48,798	$34,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,531	10,540
Provision for loan losses	3,963	3,018
Deferred income taxes	(2,320)	(80)
Gain on sale of securities	—	(88)
Share-based compensation expense	2,907	2,007
Amortization on FDIC indemnification asset	5,249	12,893
Accretion of discount related to performing acquired loans	(3,211)	(5,186)
Loss on disposal of premises and equipment	301	287
Gain on sale of OREO	(766)	(5,368)
Net amortization of premium on investment securities	2,210	2,004
OREO write downs	4,314	5,724
Fair Value adjustment for loans held for sale	(189)	—
Originations and purchases of mortgage loans for sale	(506,532)	(327,034)
Proceeds from sales of mortgage loans for sale Proceeds from sales of mortgage loans for sale	495,506	301,212
Net change in:
Accrued interest receivable	(277)	(2,343)
Prepaid assets	(972)	2,886
FDIC Loss Share Receivable	5,877	29,609
Accrued interest payable	(1,822)	(1,106)
Accrued income taxes	12,861	11,711
Miscellaneous assets and liabilities	(4,897)	(11,640)
Net cash provided by operating activities	71,531	63,909
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	9,315
Proceeds from maturities and calls of investment securities held to maturity	—	1,535
Proceeds from maturities and calls of investment securities available for sale	96,497	66,645
Proceeds from sales of investment securities held to maturity	—	411
Proceeds from calls of other investment securities	1,392	—
Proceeds from sales of other investment securities	95	2,868
Purchases of investment securities available for sale	(136,554)	(70,831)
Purchases of other investments	—	(6,186)
Net increase in loans	(83,652)	(18,716)
Recoveries of loans previously charged off	1,598	—
Purchases of premises and equipment	(7,431)	(10,161)
Proceeds from sale of credit card loans	—	20,350
Proceeds from sale of OREO	16,855	36,289
Proceeds from sale of premises and equipment	25	1,437
Net cash provided by (used in) investing activities	(111,175)	32,956
Cash flows from financing activities:
Net increase in deposits	206,483	20,639
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	66,361	69,194
Repayment of other borrowings	(46,395)	(1,184)
Common stock issuance	207	193
Preferred stock repurchase	—	(65,000)
Common stock repurchase	(1,075)	(295)
Dividends paid on preferred stock	—	(1,073)
Dividends paid on common stock	(11,363)	(9,406)
Stock options exercised	939	129
Net cash provided by financing activities	215,157	13,197
Net increase in cash and cash equivalents	175,513	110,062
Cash and cash equivalents at beginning of period	417,869	479,461
Cash and cash equivalents at end of period	$593,382	$589,523

Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$7,259	$8,959
Income taxes	$14,410	$13,039

Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $1,309 and $11,680, respectively; and non-covered of $11,410 and $13,781, respectively)	$12,719	$25,461

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiaries.  References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, a South Carolina banking corporation.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Note 3 — Recent Accounting and Regulatory Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

Note 3 — Recent Accounting and Regulatory Pronouncements (Continued)

In February 2015, the FASB issued Accounting Standards Update ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but does not expect it to have a material impact.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have an impact on the Company’s financial statements.  See Note 21—Repurchase Agreements for the disclosures required under the provisions of ASU 2014-11.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 (the FASB recently approved a one-year deferral of the effective date but has not issued the final ASU at this point), including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the provisions of ASU 2014-09 to determine the potential impact the new standard will have to the Company’s financial statements.

Note 3 — Recent Accounting and Regulatory Pronouncements (Continued)

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-04”). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 became effective for the Company on January 1, 2015 and, although additional disclosures regarding residential real estate foreclosures and properties in process of foreclosure were required, did not have a significant impact on the Company’s financial statements.

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

•                  Habersham Bank (“Habersham”) — February 18, 2011 — FDIC purchase and assumption agreement

•                  BankMeridian, N.A. (“BankMeridian”) — July 29, 2011 — FDIC purchase and assumption agreement

•                  Peoples Bancorporation, Inc. (“Peoples”) — April 24, 2012 — Whole bank acquisition

•                  The Savannah Bancorp, Inc. (“Savannah”) — December 13, 2012 — Whole bank acquisition

•                  Former First Financial Holdings, Inc. (“FFHI”) — July 26, 2013 — Whole bank acquisition, which resulted in the assumption of FDIC purchase and assumption agreements with respect to Cape Fear Bank (“Cape Fear”) — April 10, 2009 and Plantation Federal Bank (“Plantation”) — April 27, 2012

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

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2015:
State and municipal obligations	$9,659	$455	$—	$10,114

December 31, 2014:
State and municipal obligations	$9,659	$574	$—	$10,233

June 30, 2014:
State and municipal obligations	$10,389	$669	$—	$11,058

Note 5 — Investment Securities (Continued)

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2015:
Government-sponsored entities debt *	$132,071	$140	$(1,376)	130,835
State and municipal obligations	133,921	3,199	(421)	136,699
Mortgage-backed securities **	566,625	5,740	(1,443)	570,922
Corporate stocks	3,161	497	(453)	3,205
	$835,778	$9,576	$(3,693)	$841,661
December 31, 2014:
Government-sponsored entities debt *	$149,720	$191	$(1,714)	$148,197
State and municipal obligations	133,635	4,141	(195)	137,581
Mortgage-backed securities **	511,414	7,572	(1,040)	517,946
Corporate stocks	3,161	573	(692)	3,042
	$797,930	$12,477	$(3,641)	$806,766
June 30, 2014:
Government-sponsored entities debt *	$142,310	$303	$(3,086)	139,527
State and municipal obligations	140,075	3,366	(593)	142,848
Mortgage-backed securities **	503,212	7,910	(1,428)	509,694
Corporate stocks	3,161	590	(79)	3,672
	$788,758	$12,169	$(5,186)	$795,741

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
June 30, 2015:
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

Note 5 — Investment Securities (Continued)

The amortized cost and fair value of debt securities at June 30, 2015 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$640	$655	$6,532	$6,579
Due after one year through five years	820	855	58,740	59,191
Due after five years through ten years	8,199	8,604	219,093	220,843
Due after ten years	—	—	551,413	555,048
	$9,659	$10,114	$835,778	$841,661

Information pertaining to the Company’s securities with gross unrealized losses at June 30, 2015, December 31, 2014 and June 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than Twelve Months		Twelve Months or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2015:
Securities Available for Sale
Government-sponsored entities debt	$513	$47,096	$863	$32,112
State and municipal obligations	203	21,044	218	4,162
Mortgage-backed securities	971	123,935	472	22,240
Corporate Stocks	—	—	453	1,779
	$1,687	$192,075	$2,006	$60,293

December 31, 2014:
Securities Available for Sale
Government-sponsored entities debt	$98	$22,896	$1,616	$82,798
State and municipal obligations	3	1,444	192	8,269
Mortgage-backed securities	266	61,508	774	55,960
Corporate stocks	—	—	692	1,538
	$367	$85,848	$3,274	$148,565

June 30, 2014:
Securities Available for Sale
Government-sponsored entities debt	$3	$8,491	$3,083	$82,145
State and municipal obligations	14	7,546	579	35,623
Mortgage-backed securities	234	82,939	1,194	63,403
Corporate stocks	79	2,152	—	—
	$330	$101,128	$4,856	$181,171

Note 5 — Investment Securities (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of June 30, 2015 continue to perform as scheduled. All equity securities available for sale in an unrealized loss position as of June 30, 2015 continue to pay dividends. As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2015. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$368,954	$364,221	$371,751
Commercial non-owner occupied	351,524	333,590	302,961
Total commercial non-owner occupied real estate	720,478	697,811	674,712
Consumer real estate:
Consumer owner occupied	906,973	786,778	637,071
Home equity loans	300,074	283,934	271,028
Total consumer real estate	1,207,047	1,070,712	908,099
Commercial owner occupied real estate	975,701	907,913	849,048
Commercial and industrial	448,247	405,923	353,211
Other income producing property	163,441	150,928	151,928
Consumer	209,544	189,317	170,982
Other loans	63,941	45,222	66,645
Total non-acquired loans	3,788,399	3,467,826	3,174,625
Less allowance for loan losses	(34,782)	(34,539)	(35,422)
Non-acquired loans, net	$3,753,617	$3,433,287	$3,139,203

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$17,762	$24,099	$35,880
Commercial non-owner occupied	43,123	49,476	50,593
Total commercial non-owner occupied real estate	60,885	73,575	86,473
Consumer real estate:
Consumer owner occupied	574,697	646,375	698,580
Home equity loans	210,734	234,949	248,868
Total consumer real estate	785,431	881,324	947,448
Commercial owner occupied real estate	49,334	62,065	68,831
Commercial and industrial	31,762	41,130	41,977
Other income producing property	58,987	65,139	71,684
Consumer	185,273	204,766	231,170
Total FASB ASC Topic 310-20 acquired loans	$1,171,672	$1,327,999	$1,447,583

The unamortized discount related to the acquired non-credit impaired loans totaled $20.2 million, $23.5 million, and $31.6 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$15,373	$15,813	$19,557
Commercial real estate	288,756	325,109	375,610
Commercial real estate—construction and development	59,819	65,262	85,660
Residential real estate	348,687	390,244	428,811
Consumer	77,083	85,449	95,089
Commercial and industrial	38,894	44,804	51,677
Single pay	58	86	91
Total FASB ASC Topic 310-30 acquired loans	828,670	926,767	1,056,495
Less allowance for loan losses	(4,689)	(7,365)	(9,159)
FASB ASC Topic 310-30 acquired loans, net	$823,981	$919,402	$1,047,336

Note 6 — Loans and Allowance for Loan Losses (Continued)

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of June 30, 2015, December 31, 2014 and June 30, 2014 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Contractual principal and interest	$1,093,583	$1,337,703	$1,463,643
Non-accretable difference	(64,121)	(104,110)	(189,514)
Cash flows expected to be collected	1,029,462	1,233,593	1,274,129
Accretable yield	(200,792)	(306,826)	(217,634)
Carrying value	$828,670	$926,767	$1,056,495
Allowance for acquired loan losses	$(4,689)	$(7,365)	$(9,159)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$919,402	$1,220,638
Net reductions for payments, foreclosures, and accretion	(98,097)	(175,761)
Change in the allowance for loan losses on acquired loans	2,676	2,459
Balance at end of period, net of allowance for loan losses on acquired loans	$823,981	$1,047,336

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$306,826	$250,340
Accretion	(51,220)	(54,950)
Reclass of nonaccretable difference due to improvement in expected cash flows	15,401	24,675
Other changes, net	(70,215)	(2,431)
Balance at end of period	$200,792	$217,634

In the second quarter of 2015, the accretable yield balance declined by $25.5 million as loan accretion (income) was recognized.  This was partially offset by improved expected cash flows of $9.5 million.

During the recast in the first quarter of 2015, the accretable yield balance declined significantly by $64.1 million.  This decline was primarily the result of an increase in the assumed prepayment speed of certain acquired loan pools from the FFHI acquisition.  The actual cash flows were faster than what had been previously expected (assumed) and required an adjustment in the assumed prepayment speed used to forecast expected cash flows.  The result was a decrease in the accretable yield balance, however, there was no impairment since this changed the timing and amount of the receipt of future cash on these pools of loans (the Company anticipates receiving the cash sooner than previously expected).

Note 6 — Loans and Allowance for Loan Losses (Continued)

Our loan loss policy adheres to generally accepted accounting principles in the United States as well as interagency guidance.  The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management’s judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on, among other factors, changes in economic conditions in our markets. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans. These agencies may require management to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these and other factors, it is possible that the allowances for losses on loans may change. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

An aggregated analysis of the changes in allowance for loan losses is as follows:

		Acquired	Acquired
	Non-acquired	Non-credit	Credit Impaired
(Dollars in thousands)	Loans	Impaired Loans	Loans	Total
Three months ended June 30, 2015:
Balance at beginning of period	$33,538	$—	$4,717	$38,255
Loans charged-off	(1,680)	(558)	—	(2,238)
Recoveries of loans previously charged off	548	25	—	573
Net charge-offs	(1,132)	(533)	—	(1,665)
Provision (benefit) for loan losses	2,376	533	235	3,144
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	2,376	533	235	3,144
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(263)	(263)
Balance at end of period	$34,782	$—	$4,689	$39,471

Three months ended June 30, 2014:
Balance at beginning of period	$34,669	$—	$11,046	$45,715
Loans charged-off	(1,889)	—	—	(1,889)
Recoveries of loans previously charged off	557	—	—	557
Net charge-offs	(1,332)	—	—	(1,332)
Provision for loan losses	2,085	—	(1,438)	647
Benefit attributable to FDIC loss share agreements	—	—	1,522	1,522
Total provision for loan losses charged to operations	2,085	—	84	2,169
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(1,522)	(1,522)
Reduction due to loan removals	—	—	(449)	(449)
Balance at end of period	$35,422	$—	$9,159	$44,581

Six months ended June 30, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(2,676)	(2,369)	—	(5,045)
Recoveries of loans previously charged off	1,598	50	—	1,648
Net charge-offs	(1,078)	(2,319)	—	(3,397)
Provision (benefit) for loan losses	1,321	2,319	302	3,942
Benefit attributable to FDIC loss share agreements	—	—	21	21
Total provision for loan losses charged to operations	1,321	2,319	323	3,963
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)
Reduction due to loan removals	—	—	(2,978)	(2,978)
Balance at end of period	$34,782	$—	$4,689	$39,471

Six months ended June 30, 2014:
Balance at beginning of period	$34,331	$—	$11,618	$45,949
Loans charged-off	(3,259)	—	—	(3,259)
Recoveries of loans previously charged off	1,595	—	—	1,595
Net charge-offs	(1,664)	—	—	(1,664)
Provision for loan losses	2,755	—	(1,134)	1,621
Benefit attributable to FDIC loss share agreements	—	—	1,397	1,397
Total provision for loan losses charged to operations	2,755	—	263	3,018
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(1,397)	(1,397)
Reduction due to loan removals	—	—	(1,325)	(1,325)
Balance at end of period	$35,422	$—	$9,159	$44,581

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three months ended June 30, 2015
Allowance for loan losses:
Balance, March 31, 2015	$5,399	$3,131	$7,871	$7,041	$2,785	$3,460	$1,980	$1,422	$449	$33,538
Charge-offs	(55)	(72)	(546)	(44)	(122)	(116)	(11)	(714)	—	(1,680)
Recoveries	94	21	9	20	67	67	55	215	—	548
Provision (benefit)	(440)	(42)	1,350	108	138	572	(5)	685	10	2,376
Balance, June 30, 2015	$4,998	$3,038	$8,684	$7,125	$2,868	$3,983	$2,019	$1,608	$459	$34,782

Loans individually evaluated for impairment	$591	$27	$81	$118	$1	$19	$472	$2	$—	$1,311
Loans collectively evaluated for impairment	$4,407	$3,011	$8,603	$7,007	$2,867	$3,964	$1,547	$1,606	$459	$33,471

Loans:
Loans individually evaluated for impairment	$5,110	$2,610	$10,971	$6,322	$234	$1,011	$4,789	$69	$—	$31,116
Loans collectively evaluated for impairment	363,844	348,914	964,730	900,651	299,840	447,236	158,652	209,475	63,941	3,757,283
Total non-acquired loans	$368,954	$351,524	$975,701	$906,973	$300,074	$448,247	$163,441	$209,544	$63,941	$3,788,399

Three months ended June 30, 2014
Allowance for loan losses:
Balance, March 31, 2014	$6,322	$3,443	$8,317	$6,122	$2,921	$3,441	$2,848	$1,105	$150	$34,669
Charge-offs	(216)	(92)	(312)	(221)	(273)	(96)	(82)	(597)	—	(1,889)
Recoveries	97	16	11	39	27	38	153	176	—	557
Provision (benefit)	449	31	(58)	597	300	257	(331)	586	254	2,085
Balance, June 30, 2014	$6,652	$3,398	$7,958	$6,537	$2,975	$3,640	$2,588	$1,270	$404	$35,422

Loans individually evaluated for impairment	$428	$31	$112	$86	$—	$11	$761	$2	$—	$1,431
Loans collectively evaluated for impairment	$6,224	$3,367	$7,846	$6,451	$2,975	$3,629	$1,827	$1,268	$404	$33,991

Loans:
Loans individually evaluated for impairment	$5,678	$6,189	$11,110	$2,505	$—	$749	$6,400	$87	$—	$32,718
Loans collectively evaluated for impairment	366,073	296,772	837,938	634,566	271,028	352,462	145,528	170,895	66,645	3,141,907

Total non-acquired loans	$371,751	$302,961	$849,048	$637,071	$271,028	$353,211	$151,928	$170,982	$66,645	$3,174,625

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Six months ended June 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(100)	(83)	(552)	(44)	(208)	(255)	(13)	(1,421)	—	(2,676)
Recoveries	134	29	16	45	110	666	66	532	—	1,598
Provision	(702)	(62)	805	258	137	11	(266)	1,130	10	1,321
Balance, June 30, 2015	$4,998	$3,038	$8,684	$7,125	$2,868	$3,983	$2,019	$1,608	$459	$34,782

Six months ended June 30, 2014
Allowance for loan losses:
Balance, December 31, 2013	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	(308)	(236)	(528)	(299)	(416)	(156)	(168)	(1,148)	—	(3,259)
Recoveries	242	347	17	242	40	128	159	420	—	1,595
Provision	(71)	(390)	702	525	569	76	88	1,061	195	2,755
Balance, June 30, 2014	$6,652	$3,398	$7,958	$6,537	$2,975	$3,640	$2,588	$1,270	$404	$35,422

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three months ended June 30, 2015
Allowance for loan losses:
Balance, March 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(39)	(331)	(10)	—	(178)	(558)
Recoveries	1	—	—	—	14	10	—	—	25
Provision (benefit)	(1)	—	—	39	317	—	—	178	533
Balance, June 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	17,762	43,123	49,334	574,697	210,734	31,762	58,987	185,273	1,171,672

Total non-acquired loans	$17,762	$43,123	$49,334	$574,697	$210,734	$31,762	$58,987	$185,273	$1,171,672

As of June 30, 2014, the Company had not recorded an allowance for loan losses for acquired non-credit impaired loans.

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Six months ended June 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(367)	(1,381)	(113)	(4)	(504)	(2,369)
Recoveries	2	—	—	5	17	15	1	10	50
Provision (benefit)	(2)	—	—	362	1,364	98	3	494	2,319
Balance, June 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three months ended June 30, 2015
Allowance for loan losses:
Balance, March 31, 2015	$(64)	$549	$400	$3,320	$244	$219	$49	$4,717
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	—	1	2	233	—	—	236
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	—	—	1	2	233	—	—	236
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	(2)	(17)	(57)	(138)	(28)	(22)	—	(264)
Balance, June 30, 2015	$(66)	$532	$344	$3,184	$449	$197	$49	$4,689
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$(66)	$532	$344	$3,184	$449	$197	$49	$4,689

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	15,373	288,756	59,819	348,687	77,083	38,894	58	828,670
Total acquired loans	$15,373	$288,756	$59,819	$348,687	$77,083	$38,894	$58	$828,670

Three months ended June 30, 2014
Allowance for loan losses:
Balance, March 31, 2014	$311	$1,938	$1,972	$5,190	$410	$1,119	$106	$11,046
Provision for loan losses before benefit attributable to FDIC loss share agreements	(120)	(322)	(902)	(68)	7	(33)	—	(1,438)
Benefit attributable to FDIC loss share agreements	171	336	896	84	—	34	1	1,522
Total provision for loan losses charged to operations	51	14	(6)	16	7	1	1	84
Provision for loan losses recorded through the FDIC loss share receivable	(171)	(336)	(896)	(84)	—	(34)	(1)	(1,522)
Reduction due to loan removals	10	—	(255)	(4)	(32)	(136)	(32)	(449)
Balance, June 30, 2014	$201	$1,616	$815	$5,118	$385	$950	$74	$9,159
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$201	$1,616	$815	$5,118	$385	$950	$74	$9,159

Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	19,557	375,610	85,660	428,811	95,089	51,677	91	1,056,495
Total acquired loans	$19,557	$375,610	$85,660	$428,811	$95,089	$51,677	$91	$1,056,495

*—The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Six months ended June 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	3	10	21	391	(122)	(1)	302
Benefit attributable to FDIC loss share agreements	—	—	—	—	(107)	127	1	21
Total provision for loan losses charged to operations	—	3	10	21	284	5	—	323
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	107	(127)	(1)	(21)
Reduction due to loan removals	(201)	(915)	(2)	(1,224)	(217)	(399)	(20)	(2,978)
Balance, June 30, 2015	$(66)	$532	$344	$3,184	$449	$197	$49	$4,689

Six months ended June 30, 2014
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(123)	(196)	(613)	73	(105)	(175)	5	(1,134)
Benefit attributable to FDIC loss share agreements	176	220	784	(54)	101	174	(4)	1,397
Total provision for loan losses charged to operations	53	24	171	19	(4)	(1)	1	263
Provision for loan losses recorded through the FDIC loss share receivable	(176)	(220)	(784)	54	(101)	(174)	4	(1,397)
Reduction due to loan removals	21	(4)	(816)	(87)	(48)	(356)	(35)	(1,325)
Balance, June 30, 2014	$201	$1,616	$815	$5,118	$385	$950	$74	$9,159

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

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$344,314	$337,641	$338,367	$331,279	$307,450	$271,346	$927,678	$858,220	$809,469
Special mention	16,561	15,466	20,797	16,885	20,596	22,704	34,974	34,737	23,049
Substandard	8,079	11,114	12,587	3,360	5,544	8,911	13,049	14,956	16,530
Doubtful	—	—	—	—	—	—	—	—	—
	$368,954	$364,221	$371,751	$351,524	$333,590	$302,961	$975,701	$907,913	$849,048

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$442,354	$397,555	$346,958	$149,937	$135,400	$135,345	$2,195,562	$2,036,266	$1,901,485
Special mention	4,497	6,718	4,775	9,331	10,333	8,763	82,248	87,850	80,088
Substandard	1,396	1,650	1,478	4,173	5,195	7,820	30,057	38,459	47,326
Doubtful	—	—	—	—	—	—	—	—	—
	$448,247	$405,923	$353,211	$163,441	$150,928	$151,928	$2,307,867	$2,162,575	$2,028,899

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$870,005	$746,847	$595,420	$286,603	$269,844	$257,102	$207,964	$188,049	$170,077
Special mention	18,679	22,129	24,567	7,634	8,047	8,618	894	764	634
Substandard	18,289	17,802	17,084	5,815	6,021	5,285	686	504	271
Doubtful	—	—	—	22	22	23	—	—	—
	$906,973	$786,778	$637,071	$300,074	$283,934	$271,028	$209,544	$189,317	$170,982

	Other			Consumer Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2015	2014	2014	2015	2014	2014
Pass	$63,941	$45,222	$66,644	$1,428,513	$1,249,962	$1,089,243
Special mention	—	—	1	27,207	30,940	33,820
Substandard	—	—	—	24,790	24,327	22,640
Doubtful	—	—	—	22	22	23
	$63,941	$45,222	$66,645	$1,480,532	$1,305,251	$1,145,726

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Pass	$3,624,075	$3,286,228	$2,990,728
Special mention	109,455	118,790	113,908
Substandard	54,847	62,786	69,966
Doubtful	22	22	23
	$3,788,399	$3,467,826	$3,174,625

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$16,454	$22,456	$34,870	$36,441	$42,572	$44,020	$49,217	$61,040	$67,527
Special mention	118	816	348	408	6,039	5,822	78	265	310
Substandard	1,190	827	662	6,274	865	751	39	760	994
Doubtful	—	—	—	—	—	—	—	—	—
	$17,762	$24,099	$35,880	$43,123	$49,476	$50,593	$49,334	$62,065	$68,831

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$30,641	$39,780	$40,255	$57,578	$63,090	$66,678	$190,331	$228,938	$253,350
Special mention	384	448	748	439	896	2,004	1,427	8,464	9,232
Substandard	737	902	974	970	1,153	3,002	9,210	4,507	6,383
Doubtful	—	—	—	—	—	—	—	—	—
	$31,762	$41,130	$41,977	$58,987	$65,139	$71,684	$200,968	$241,909	$268,965

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$569,080	$639,555	$680,759	$197,804	$222,653	$231,265	$182,254	$201,636	$202,026
Special mention	1,518	1,241	354	5,482	4,491	2,090	614	619	2,193
Substandard	4,099	5,579	17,467	7,448	7,805	15,513	2,405	2,511	26,951
Doubtful	—	—	—	—	—	—	—	—	—
	$574,697	$646,375	$698,580	$210,734	$234,949	$248,868	$185,273	$204,766	$231,170

	Consumer Total
	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Pass	$949,138	$1,063,844	$1,114,050
Special mention	7,614	6,351	4,637
Substandard	13,952	15,895	59,931
Doubtful	—	—	—
	$970,704	$1,086,090	$1,178,618

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired Non-credit Impaired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Pass	$1,139,469	$1,292,782	$1,367,400
Special mention	9,041	14,815	13,869
Substandard	23,162	20,402	66,314
Doubtful	—	—	—
	$1,171,672	$1,327,999	$1,447,583

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 18):

	Commercial Loans Greater Than						Commercial Real Estate—
	or Equal to $1 million-CBT			Commercial Real Estate			Construction and Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$11,134	$11,248	$12,541	$188,260	$208,269	$225,144	$27,777	$26,855	$33,453
Special mention	1,044	1,030	1,010	31,654	35,896	37,439	12,666	9,539	11,627
Substandard	3,195	3,535	6,006	68,842	80,944	113,027	19,376	28,868	40,580
Doubtful	—	—	—	—	—	—	—	—	—
	$15,373	$15,813	$19,557	$288,756	$325,109	$375,610	$59,819	$65,262	$85,660

	Residential Real Estate			Consumer			Commercial & Industrial
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$174,893	$190,931	$225,366	$6,099	$7,493	$27,665	$23,956	$25,530	$29,680
Special mention	68,017	73,699	43,090	27,079	29,087	6,572	2,428	5,317	3,189
Substandard	105,777	125,614	160,355	43,905	48,869	60,852	12,510	13,957	18,808
Doubtful	—	—	—	—	—	—	—	—	—
	$348,687	$390,244	$428,811	$77,083	$85,449	$95,089	$38,894	$44,804	$51,677

	Single Pay			Total Acquired Credit Impaired Loans
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2015	2014	2014	2015	2014	2014
Pass	$43	$58	$61	$432,162	$470,384	$553,910
Special mention	—	—	—	142,888	154,568	102,927
Substandard	15	28	30	253,620	301,815	399,658
Doubtful	—	—	—	—	—	—
	$58	$86	$91	$828,670	$926,767	$1,056,495

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans

June 30, 2015
Commercial real estate:
Construction and land development	$230	$88	$1,345	$1,663	$367,291	$368,954
Commercial non-owner occupied	1,058	430	1,604	3,092	348,432	351,524
Commercial owner occupied	2,061	724	4,211	6,996	968,705	975,701
Consumer real estate:
Consumer owner occupied	1,523	1,290	2,733	5,546	901,427	906,973
Home equity loans	803	62	480	1,345	298,729	300,074
Commercial and industrial	156	241	274	671	447,576	448,247
Other income producing property	31	196	716	943	162,498	163,441
Consumer	265	22	243	530	209,014	209,544
Other loans	79	31	41	151	63,790	63,941
	$6,206	$3,084	$11,647	$20,937	$3,767,462	$3,788,399

December 31, 2014
Commercial real estate:
Construction and land development	$318	$439	$1,354	$2,111	$362,110	$364,221
Commercial non-owner occupied	1,197	—	1,432	2,629	330,961	333,590
Commercial owner occupied	1,106	95	5,403	6,604	901,309	907,913
Consumer real estate:
Consumer owner occupied	1,946	501	2,746	5,193	781,585	786,778
Home equity loans	679	443	519	1,641	282,293	283,934
Commercial and industrial	760	123	107	990	404,933	405,923
Other income producing property	570	114	1,319	2,003	148,925	150,928
Consumer	512	243	120	875	188,442	189,317
Other loans	65	46	62	173	45,049	45,222
	$7,153	$2,004	$13,062	$22,219	$3,445,607	$3,467,826

June 30, 2014
Commercial real estate:
Construction and land development	$1,651	$347	$1,035	$3,033	$368,718	$371,751
Commercial non-owner occupied	1,377	397	5,318	7,092	295,869	302,961
Commercial owner occupied	1,173	909	2,505	4,587	844,461	849,048
Consumer real estate:
Consumer owner occupied	462	1,063	1,577	3,102	633,969	637,071
Home equity loans	959	189	735	1,883	269,145	271,028
Commercial and industrial	86	70	279	435	352,776	353,211
Other income producing property	382	21	2,227	2,630	149,298	151,928
Consumer	277	96	73	446	170,536	170,982
Other loans	66	22	35	123	66,522	66,645
	$6,433	$3,114	$13,784	$23,331	$3,151,294	$3,174,625

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
June 30, 2015
Commercial real estate:
Construction and land development	$1	$39	$—	$40	$17,722	$17,762
Commercial non-owner occupied	—	—	—	—	43,123	43,123
Commercial owner occupied	380	—	39	419	48,915	49,334
Consumer real estate:
Consumer owner occupied	826	105	2,300	3,231	571,466	574,697
Home equity loans	591	164	577	1,332	209,402	210,734
Commercial and industrial	4	—	220	224	31,538	31,762
Other income producing property	109	—	89	198	58,789	58,987
Consumer	427	112	598	1,137	184,136	185,273
	$2,338	$420	$3,823	$6,581	$1,165,091	$1,171,672

December 31, 2014
Commercial real estate:
Construction and land development	$17	$—	$40	$57	$24,042	$24,099
Commercial non-owner occupied	—	—	—	—	49,476	49,476
Commercial owner occupied	414	—	38	452	61,613	62,065
Consumer real estate:
Consumer owner occupied	443	241	1,566	2,250	644,125	646,375
Home equity loans	1,451	866	972	3,289	231,660	234,949
Commercial and industrial	14	250	117	381	40,749	41,130
Other income producing property	97	—	88	185	64,954	65,139
Consumer	885	341	843	2,069	202,697	204,766
	$3,321	$1,698	$3,664	$8,683	$1,319,316	$1,327,999

June 30, 2014
Commercial real estate:
Construction and land development	$—	$—	$228	$228	$35,652	$35,880
Commercial non-owner occupied	—	—	—	—	50,593	50,593
Commercial owner occupied	—	—	248	248	68,583	68,831
Consumer real estate:
Consumer owner occupied	40	41	2,047	2,128	696,452	698,580
Home equity loans	241	71	866	1,178	247,690	248,868
Commercial and industrial	402	—	231	633	41,344	41,977
Other income producing property	—	—	85	85	71,599	71,684
Consumer	220	306	316	842	230,328	231,170
	$903	$418	$4,021	$5,342	$1,442,241	$1,447,583

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

				Total
	30-59 Days	60-89 Days	90+ Days	Past		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Loans
June 30, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$2,630	$2,630	$12,743	$15,373
Commercial real estate	1,617	120	11,590	13,327	275,429	288,756
Commercial real estate—construction and development	1,900	300	4,941	7,141	52,678	59,819
Residential real estate	4,458	1,929	11,802	18,189	330,498	348,687
Consumer	1,696	775	2,332	4,803	72,280	77,083
Commercial and industrial	748	277	4,894	5,919	32,975	38,894
Single pay	—	—	—	—	58	58
	$10,419	$3,401	$38,189	$52,009	$776,661	$828,670
December 31, 2014
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$2,896	$2,896	$12,917	$15,813
Commercial real estate	4,350	723	15,866	20,939	304,170	325,109
Commercial real estate—construction and development	1,750	452	8,204	10,406	54,856	65,262
Residential real estate	7,194	2,856	15,471	25,521	364,723	390,244
Consumer	2,241	1,106	2,614	5,961	79,488	85,449
Commercial and industrial	451	196	3,413	4,060	40,744	44,804
Single pay	—	—	—	—	86	86
	$15,986	$5,333	$48,464	$69,783	$856,984	$926,767
June 30, 2014
Commercial loans greater than or equal to $1 million-CBT	$794	$—	$5,213	$6,007	$13,550	$19,557
Commercial real estate	7,708	781	17,333	25,822	349,788	375,610
Commercial real estate—construction and development	2,636	1,484	9,940	14,060	71,600	85,660
Residential real estate	5,735	2,489	18,971	27,195	401,616	428,811
Consumer	1,587	647	1,566	3,800	91,289	95,089
Commercial and industrial	353	2,366	3,296	6,015	45,662	51,677
Single pay	—	—	—	—	91	91
	$18,813	$7,767	$56,319	$82,899	$973,596	$1,056,495

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

			Gross
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(Dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance
June 30, 2015
Commercial real estate:
Construction and land development	$7,728	$1,721	$3,389	$5,110	$591
Commercial non-owner occupied	3,987	1,649	961	2,610	27
Commercial owner occupied	15,589	7,301	3,670	10,971	81

Consumer real estate:
Consumer owner occupied	7,157	3,738	2,584	6,322	118
Home equity loans	347	198	36	234	1

Commercial and industrial	1,903	309	702	1,011	19
Other income producing property	5,620	122	4,667	4,789	472
Consumer	117	—	69	69	2
Other loans	—	—	—	—	—
Total impaired loans	$42,448	$15,038	$16,078	$31,116	$1,311

December 31, 2014
Commercial real estate:
Construction and land development	$7,414	$1,528	$3,324	$4,852	$475
Commercial non-owner occupied	4,920	2,539	1,071	3,610	77
Commercial owner occupied	12,508	5,546	3,614	9,160	172

Consumer real estate:
Consumer owner occupied	3,393	—	2,966	2,966	144
Home equity loans	131	—	31	31	1

Commercial and industrial	1,625	336	572	908	41
Other income producing property	6,280	360	5,138	5,498	646
Consumer	95	—	60	60	2
Other loans	—	—	—	—	—
Total impaired loans	$36,366	$10,309	$16,776	$27,085	$1,558

June 30, 2014
Commercial real estate:
Construction and land development	$7,251	$2,700	$2,978	$5,678	$428
Commercial non-owner occupied	8,236	5,079	1,110	6,189	31
Commercial owner occupied	13,293	6,912	4,198	11,110	112

Consumer real estate:
Consumer owner occupied	2,763	—	2,505	2,505	86
Home equity loans	—	—	—	—	—

Commercial and industrial	908	369	380	749	11
Other income producing property	6,612	914	5,486	6,400	761
Consumer	87	—	87	87	2
Other loans	—	—	—	—	—
Total impaired loans	$39,150	$15,974	$16,744	$32,718	$1,431

Acquired credit impaired loans are accounted for in pools as shown on page 12 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Three Months Ended June 30,
	2015		2014
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$5,258	$30	$5,869	$16
Commercial non-owner occupied	3,188	13	6,175	13
Commercial owner occupied	9,634	134	11,489	35

Consumer real estate:
Consumer owner occupied	6,707	25	2,533	12
Home equity loans	242	1	31	—

Commercial and industrial	959	11	993	—
Other income producing property	4,728	43	6,189	33
Consumer	66	—	87	1
Other loans	—	—	—	—
Total Impaired Loans	$30,782	$257	$33,366	$110

	Six Months Ended June 30,
	2015		2014
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$4,981	$54	$5,948	$35
Commercial non-owner occupied	3,110	25	5,469	28
Commercial owner occupied	10,065	166	10,561	76

Consumer real estate:
Consumer owner occupied	4,644	53	1,858	33
Home equity loans	132	3	—	—

Commercial and industrial	960	18	592	13
Other income producing property	5,143	79	5,884	60
Consumer	65	1	56	3
Other loans	—	—	—	—
Total Impaired Loans	$29,100	$399	$30,368	$248

Note 6 — Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Commercial non-owner occupied real estate:
Construction and land development	$1,976	$2,920	$3,259
Commercial non-owner occupied	1,145	2,325	5,496
Total commercial non-owner occupied real estate	3,121	5,245	8,755
Consumer real estate:
Consumer owner occupied	6,398	6,015	6,916
Home equity loans	1,198	1,412	1,567
Total consumer real estate	7,596	7,427	8,483
Commercial owner occupied real estate	3,421	3,605	4,843
Commercial and industrial	497	600	682
Other income producing property	922	1,348	3,696
Consumer	337	344	87
Other loans	—	—	—
Restructured loans	8,193	9,425	8,409
Total loans on nonaccrual status	$24,087	$27,994	$34,955

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Commercial non-owner occupied real estate:
Construction and land development	$—	$41
Commercial non-owner occupied	100	645
Total commercial non-owner occupied real estate	100	686
Consumer real estate:
Consumer owner occupied	2,346	3,685
Home equity loans	1,082	1,507
Total consumer real estate	3,428	5,192
Commercial owner occupied real estate	39	38
Commercial and industrial	226	120
Other income producing property	302	309
Consumer	1,078	1,193
Restructured loans	—	—
Total loans on nonaccrual status	$5,173	$7,538

As of June 30, 2014, the Company did not have any acquired non-credit impaired nonaccrual loans.

Note 6 — Loans and Allowance for Loan Losses (Continued)

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

The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).  For the three and six months ended June 30, 2015, and 2014, the Company’s TDRs were not material.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$22,161	$86,447
Decrease in expected losses on loans	(21)	(1,397)
Additional recoveries on OREO	(2,430)	(2,846)
Reimbursable expenses	587	1,383
Amortization of discounts and premiums, net	(5,249)	(12,893)
Reimbursements from FDIC	(4,013)	(26,928)
Balance at end of period	$11,035	$43,766

The FDIC indemnification asset is measured separately from the related covered assets.  At June 30, 2015, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $9.9 million less than the current carrying value.  This amount is being recognized as amortization (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian and Plantation acquisitions.  This amount is determined each reporting period and at June 30, 2015 and June 30, 2014 was estimated to be approximately $4.1 million and $3.9 million, respectively, related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.1 million and $3.1 million, respectively, related to the Plantation acquisition at the end of the loss share agreement (April 2017).  The actual payment to the FDIC will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT, Cape Fear, or Habersham FDIC-assisted transactions as of June 30, 2015.

Effective March 31, 2015, the Commercial Shared-Loss Agreement with the FDIC for CBT expired and losses on assets covered under this agreement are no longer claimable after filing the first quarter of 2015 commercial loss share certificate. The carrying value of commercial loans and OREO no longer covered under the CBT loss share agreement as of April 1, 2015 totaled $49.0 million and $2.2 million, respectively.  These assets were transferred from the balances of loans and OREO classified as covered to non-covered.  The Commercial Shared-Loss Agreement for Cape Fear expired June 30, 2014 and losses on assets covered under this agreement are no longer claimable.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Beginning balance	$26,499	$16,227	$42,726	$37,398	$27,520	$64,918
Additions	9,165	3,554	12,719	13,781	11,680	25,461
Transfers	2,245	(2,245)	—	—	—	—
Write-downs	(1,517)	(2,797)	(4,314)	(2,480)	(3,244)	(5,724)
Sold	(9,522)	(6,567)	(16,089)	(16,964)	(13,958)	(30,922)
Ending balance	$26,870	$8,172	$35,042	$31,735	$21,998	$53,733

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At June 30, 2015, there were 162 properties included in OREO, with 133 uncovered and 29 covered by loss share agreements with the FDIC.  At June 30, 2014, there were 401 properties included in OREO, with 200 uncovered and 201 covered by loss share agreements with the FDIC.  At June 30, 2015, the Company had $3.9 million in residential real estate included in OREO and $9.7 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Certificates of deposit	$1,137,553	$1,237,140	$1,373,498
Interest-bearing demand deposits	2,994,228	2,927,820	2,899,532
Non-interest bearing demand deposits	1,844,973	1,639,953	1,626,995
Savings deposits	687,292	655,132	676,482
Other time deposits	3,482	1,000	3,335
Total deposits	$6,667,528	$6,461,045	$6,579,842

At June 30, 2015, December 31, 2014, and June 30, 2014, the Company had $133.3 million, $128.5 million, and $136.2 million in certificates of deposits greater than $250,000, respectively.  At June 30, 2015, December 31, 2014, and June 30, 2014, the Company had $19.4 million, $23.4 million and $29.7 million, in traditional, out-of-market brokered deposits, respectively.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2015.

Note 10 — Retirement Plans (Continued)

The components of net periodic pension expense recognized are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost	$(254)	$(277)	$(508)	$(555)
Expected return on plan assets	517	487	1,034	975
Recognized net actuarial loss	(225)	(165)	(450)	(330)
Net periodic pension benefit (expense)	$38	$45	$76	$90

The Company did not contribute to the pension plan for the three and six months ended June 30, 2015, and does not expect to make any additional contributions during the remainder of 2015.  The plans assets currently exceed the projected benefit obligation of the plan, and no additional contributions are required for 2015.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Effective January 1, 2015, employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s 2015 financial goals and payable the first quarter of 2016.  The Company expensed $1.3 million and $1.2 million for the 401(k) plan during the three months ended June 30, 2015 and 2014, respectively.  The Company expensed $2.6 million and $2.4 million for the 401(k) plan during the six months ended June 30, 2015 and 2014, respectively.

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

Note 11 — Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands)	2015	2014	2015	2014
Basic earnings per common share:
Net income available to common shareholders	$24,872	$17,946	$48,798	$33,790

Weighted-average basic common shares	23,981	23,892	23,947	23,882
Basic earnings per common share	$1.04	$0.75	$2.04	$1.41

Diluted earnings per share:
Net income available to common shareholders	$24,872	$17,946	$48,798	$33,790

Weighted-average basic common shares	23,981	23,892	23,947	23,882
Effect of dilutive securities	277	249	267	244
Weighted-average dilutive shares	24,258	24,141	24,214	24,126
Diluted earnings per common share	$1.03	$0.74	$2.02	$1.40

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014

Number of shares	46,798	22,497	47,865	22,497
Range of exercise prices	$61.42-$66.32	$61.49-$66.32	$61.42 - $66.32	$61.49 - $66.32

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

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Yrs.)	Value (000’s)

Outstanding at January 1, 2015	294,342	$35.91
Granted	26,430	61.74
Exercised	(30,060)	31.20
Outstanding at June 30, 2015	290,712	38.74	4.83	$10,828

Exercisable at June 30, 2015	232,431	34.45	3.88	$9,655

Weighted-average fair value of
options granted during the year	$25.08

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Six Months Ended
	June 30,
	2015	2014

Dividend yield	1.40%	1.27%
Expected life	8.5 years	6.3 years
Expected volatility	40.9%	43.8%-44.7%
Risk-free interest rate	1.79%	2.10%

As of June 30, 2015, there was $1.1 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.58 years as of June 30, 2015.  The total fair value of shares vested during the six months ended June 30, 2015 was $386,000.

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

Note 12 — Share-Based Compensation (Continued)

Nonvested restricted stock for the six months ended June 30, 2015 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2015	228,907	$37.44
Granted	30,605	67.86
Vested	(41,125)	34.94
Nonvested at June 30, 2015	218,387	42.17

As of June 30, 2015, there was $5.1 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.36 years as of June 30, 2015.  The total fair value of shares vested during the six months ended June 30, 2015 was $1.6 million.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the six months ended June 30, 2015, the Company accrued for 96% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the six months ended June 30, 2015 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2015	79,308	$55.92
Granted	38,456	68.10
Nonvested at June 30, 2015	117,764	59.90

As of June 30, 2015, there was $3.8 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.48 years as of June 30, 2015.  There were no shares vested during the six months ended June 30, 2015.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2015, commitments to extend credit and standby letters of credit totaled $1.4 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Note 14 — Fair Value (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015:
Assets
Derivative financial instruments	$2,574	$—	$2,574	$—
Loans held for sale	73,055	—	73,055	—
Securities available for sale:
Government-sponsored entities debt	130,835	—	130,835	—
State and municipal obligations	136,699	—	136,699	—
Mortgage-backed securities	570,922	—	570,922	—
Corporate stocks	3,205	2,980	225	—
Total securities available for sale	841,661	2,980	838,681	—
Mortgage servicing rights	25,325	—	—	25,325
	$942,615	$2,980	$914,310	$25,325
Liabilities
Derivative financial instruments	$1,228	$—	$1,228	$—

December 31, 2014:
Assets
Derivative financial instruments	$2,148	$—	$2,148	$—
Loans held for sale	61,934	—	61,934	—
Securities available for sale:
Government-sponsored entities debt	$148,197	$—	$148,197	$—
State and municipal obligations	137,581	—	137,581	—
Mortgage-backed securities	517,946	—	517,946	—
Corporate stocks	3,042	2,817	225	—
Total securities available for sale	806,766	2,817	803,949	—
Mortgage servicing rights	21,601	—	—	21,601
	$892,449	$2,817	$868,031	$21,601
Liabilities
Derivative financial instruments	$1,341	$—	$1,341	$—

June 30, 2014:
Assets
Derivative financial instruments	$1,494	$—	$1,494	$—
Loans held for sale	56,407	—	56,407	—
Securities available for sale:
Government-sponsored entities debt	139,527	—	139,527	—
State and municipal obligations	142,848	—	142,848	—
Mortgage-backed securities	509,694	—	509,694	—
Corporate stocks	3,672	3,447	225	—
Total securities available for sale	795,741	3,447	792,294	—
Mortgage servicing rights	21,015	—	—	21,015
	$874,657	$3,447	$850,195	$21,015
Liabilities
Derivative financial instruments	$1,544	$—	$1,544	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2015.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2015	$21,601	$—
Servicing assets that resulted from transfers of financial assets	3,921	—
Changes in fair value due to valuation inputs or assumptions	1,539	—
Changes in fair value due to increased principal paydowns	(1,736)	—
Fair value, June 30, 2015	$25,325	$—

Fair value, January 1, 2014	$20,729	$—
Servicing assets that resulted from transfers of financial assets	2,054
Changes in fair value due to valuation inputs or assumptions	(692)
Changes in fair value due to increased principal paydowns	(1,076)	—
Fair value, June 30, 2014	$21,015	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2015 or 2014.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015:
OREO	$35,042	$—	$—	$35,042
Non-acquired impaired loans	10,079	—	—	10,079

December 31, 2014:
OREO	$42,726	$—	$—	$42,726
Non-acquired impaired loans	12,612	—	—	12,612

June 30, 2014:
OREO	$53,733	$—	$—	$53,733
Non-acquired impaired loans	8,620	—	—	8,620

Note 14 — Fair Value (Continued)

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			June 30,	December 31,	June 30,
	Valuation Technique	Unobservable Input	2015	2014	2014
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	4.21%	5.80%	4.37%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	17.71%	21.89%	12.97%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015, December 31, 2014 and June 30, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 14 — Fair Value (Continued)

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2015
Financial assets:
Cash and cash equivalents	$593,382	$593,382	$593,382	$—	$—
Investment securities	860,351	860,806	12,011	848,795	—
Loans held for sale	73,055	73,055	—	73,055	—
Loans, net of allowance for loan losses	5,749,270	5,805,702	—	—	5,805,702
FDIC receivable for loss share agreements	11,035	2,615	—	—	2,615
Accrued interest receivable	16,643	16,643	—	3,605	13,038
Mortgage servicing rights	25,325	25,325	—	—	25,325
Interest rate swap — non-designated hedge	156	156	—	156	—
Other derivative financial instruments (mortgage banking related)	2,418	2,418	—	2,418	—
Financial liabilities:
Deposits	6,667,528	6,372,390	—	6,372,390	—
Federal funds purchased and securities sold under agreements to repurchase	287,903	287,903	—	287,903	—
Other borrowings	55,055	50,714	—	50,714	—
Accrued interest payable	2,489	2,489	—	2,489	—
Interest rate swap — cash flow hedge	806	806	—	806	—
Interest rate swap — non-designated hedge	156	156	—	156	—
Other derivative financial instruments (mortgage banking related)	266	266	—	266	—
Off balance sheet financial instruments:
Commitments to extend credit	—	31,401	—	31,401	—
Standby letters of credit and financial guarantees	—	—	—	—	—

December 31, 2014
Financial assets:
Cash and cash equivalents	$417,869	$417,869	$417,869	$—	$—
Investment securities	826,943	827,517	13,560	813,957	—
Loans held for sale	61,934	61,934	—	61,934	—
Loans, net of allowance for loan losses	5,680,688	5,743,017	—	—	5,743,017
FDIC receivable for loss share agreements	22,161	7,150	—	—	7,150
Accrued interest receivable	16,366	16,366	—	3,443	12,923
Mortgage servicing rights	21,601	21,601	—	—	21,601
Interest rate swap — non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	1,976	1,976	—	1,976	—
Financial liabilities:
Deposits	6,461,045	6,193,580	—	6,193,580	—
Federal funds purchased and securities sold under agreements to repurchase	221,541	221,541	—	221,541	—
Other borrowings	101,210	98,534	—	98,534	—
Accrued interest payable	4,311	4,311	—	4,311	—
Interest rate swap — cash flow hedge	856	856	—	856	—
Interest rate swap — non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	313	313	—	313	—
Off balance sheet financial instruments:
Commitments to extend credit	—	14,759	—	14,759	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 14 — Fair Value (Continued)

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2014
Financial assets:
Cash and cash equivalents	$589,523	$589,523	$589,523	$—	$—
Investment securities	816,648	817,317	13,965	803,352	—
Loans held for sale	56,407	—	—	56,407	—
Loans, net of allowance for loan losses	5,634,122	5,718,977	—	—	5,718,977
FDIC receivable for loss share agreements	43,766	18,619	—	—	18,619
Accrued interest receivable	15,667	15,667	—	3,496	12,171
Mortgage servicing rights	21,015	21,015	—	—	21,015
Interest rate swap — non-designated hedge	185	185	—	185	—
Other derivative financial instruments (mortgage banking related)	1,309	1,309	—	1,309	—
Financial liabilities:
Deposits	6,576,138	6,316,613	—	6,316,613	—
Federal funds purchased and securities sold under agreements to repurchase	280,595	280,595	—	280,595	—
Other borrowings	101,045	104,810	—	104,810	—
Accrued interest payable	4,282	4,282	—	4,282	—
Interest rate swap — cash flow hedge	943	942	—	942	—
Interest rate swap — non-designated hedge	185	185	—	185	—
Other derivative financial instruments (mortgage banking related)	416	416		416
Off balance sheet financial instruments:
Commitments to extend credit	—	19,872	—	19,872	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three months ended June 30, 2015
Balance at March 31, 2015	$(5,175)	$8,730	$(557)	$2,998
Other comprehensive income (loss) before reclassifications	—	(5,126)	18	(5,108)
Amounts reclassified from accumulated other comprehensive income (loss)	139	—	40	179
Net other comprehensive income (loss)	139	(5,126)	58	(4,929)
Balance at June 30, 2015	$(5,036)	$3,604	$(499)	$(1,931)

Three months ended June 30, 2014
Balance at March 31, 2014	$(3,585)	$93	$(562)	$(4,054)
Other comprehensive income (loss) before reclassifications	—	4,334	(66)	4,268
Amounts reclassified from accumulated other comprehensive income (loss)	203	(54)	45	194
Net other comprehensive income (loss)	203	4,280	(21)	4,462
Balance at June 30, 2014	$(3,382)	$4,373	$(583)	$408

Six months ended June 30, 2015
Balance at December 31, 2014	$(5,315)	$5,467	$(529)	$(377)
Other comprehensive income (loss) before reclassifications	—	(1,863)	(57)	(1,920)
Amounts reclassified from accumulated other comprehensive income (loss)	279	—	87	366
Net other comprehensive income (loss)	279	(1,863)	30	(1,554)
Balance at June 30, 2015	$(5,036)	$3,604	$(499)	$(1,931)

Six months ended June 30, 2014
Balance at December 31, 2013	$(3,585)	$(5,573)	$(565)	$(9,723)
Other comprehensive income (loss) before reclassifications	—	10,000	(110)	9,890
Amounts reclassified from accumulated other comprehensive income (loss)	203	(54)	92	241
Net other comprehensive income (loss)	203	9,946	(18)	10,131
Balance at June 30, 2014	$(3,382)	$4,373	$(583)	$408

Note 15 — Accumulated Other Comprehensive Income (Loss) (Continued)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

(Dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) Component	2015	2014	2015	2014	Income Statement Line Item Affected
Gains and losses on cash flow hedges:
Interest rate contracts	$64	$73	$140	$149	Interest expense
	(24)	(28)	(53)	(57)	Provision for income taxes
	40	45	87	92	Net income
Gains on sales of available for sale securities:
	—	(88)	—	(88)	Other noninterest income
	—	34	—	34	Provision for income taxes
	—	(54)	—	(54)	Net income
Amortization of defined benefit pension items:
Actuarial losses	225	330	450	330	Salaries and employee benefits
	(86)	(127)	(171)	(127)	Provision for income taxes
	139	203	279	203	Net income
Total reclassifications for the period	$179	$194	$366	$241

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $58,000 and $30,000 for the three and six months ended June 30, 2015, respectively, compared to an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $21,000 and $18,000 for the three and six months ended June 30, 2014, respectively.  The Company recognized an $806,000 cash flow hedge liability in other liabilities on the balance sheet at June 30, 2015, compared to a $942,000 liability recognized at June 30, 2014. There was no ineffectiveness in the cash flow hedge during the three and six months ended June 30, 2015 and 2014.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2015 and 2014, the Company provided $850,000 and $1.1 million of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Note 16 — Derivative Financial Instruments (Continued)

Non-designated Hedges of Interest Rate Risk

Customer Swap

As of June 30, 2015, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah. These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a derivatives dealer to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2015, the interest rate swaps had an aggregate notional amount of approximately $3.9 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for $156,000 on the balance sheet.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2015.

The Company also has an agreement with the derivatives dealer in this transaction that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on this derivatives obligation.  As of June 30, 2015, the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $156,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of June 30, 2015, the Company provided $355,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at June 30, 2015, it would have been required to settle its obligations under the agreement at the termination value, $162,000.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On June 30, 2015, the Company had derivative financial instruments outstanding with notional amounts totaling $91.0 million related to mortgage servicing rights.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a loss of $266,000 at June 30, 2015.

Note 16 — Derivative Financial Instruments (Continued)

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Mortgage loan pipeline	$114,782	$67,201	$99,563
Expected closures	86,087	50,760	74,672
Fair Value of mortgage loan pipeline commitments	1,319	1,335	1,304
Forward commitments	124,000	81,000	91,000
Fair value of forward commitments	1,099	(313)	(416)

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

Note 17 — Capital Ratios (Continued)

The following table presents actual and required capital ratios as of June 30, 2015 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased-In		Capitalized
	Capital		Capital		Capital		Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Common equity Tier 1 to risk-weighted assets:
Consolidated	$695,107	12.16%	$257,546	4.50%	$400,628	7.00%	$372,011	6.50%
South State Bank (the Bank)	725,545	12.68%	257,452	4.50%	400,480	7.00%	371,874	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	745,570	13.03%	343,395	6.00%	486,476	8.50%	457,860	8.00%
South State Bank (the Bank)	725,545	12.68%	343,269	6.00%	486,297	8.50%	457,692	8.00%
Total capital to risk-weighted assets:
Consolidated	785,245	13.72%	457,860	8.00%	600,941	10.50%	572,325	10.00%
South State Bank (the Bank)	765,221	13.38%	457,692	8.00%	600,720	10.50%	572,115	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	745,570	9.68%	308,071	4.00%	308,071	4.00%	385,089	5.00%
South State Bank (the Bank)	725,545	9.43%	307,881	4.00%	307,881	4.00%	384,851	5.00%

The following table presents actual and required capital ratios as of December 31, 2014 and June 30, 2014 under the regulatory capital rules then in effect.

					Required to be
			Minimum Capital		Considered Well
	Actual		Requirement		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Tier 1 capital to risk-weighted assets:
Consolidated	$713,371	13.62%	$209,491	4.00%	n/a	n/a
South State Bank (the Bank)	700,280	13.37%	209,438	4.00%	314,158	6.00%
Total capital to risk-weighted assets:
Consolidated	755,484	14.43%	418,982	8.00%	n/a	n/a
South State Bank (the Bank)	742,393	14.18%	418,877	8.00%	523,596	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	713,371	9.47%	301,363	4.00%	n/a	n/a
South State Bank (the Bank)	700,280	9.30%	301,162	4.00%	376,452	5.00%

June 30, 2014
Tier 1 capital to risk-weighted assets:
Consolidated	$676,812	12.94%	$209,172	4.00%	n/a	n/a
South State Bank (the Bank)	666,432	12.74%	209,183	4.00%	313,774	6.00%
Total capital to risk-weighted assets:
Consolidated	721,832	13.80%	418,344	8.00%	n/a	n/a
South State Bank (the Bank)	711,319	13.60%	418,366	8.00%	522,957	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	676,812	8.93%	303,089	4.00%	n/a	n/a
South State Bank (the Bank)	666,432	8.81%	302,609	4.00%	378,261	5.00%

Note 17 — Capital Ratios (Continued)

As of June 30, 2015, December 31, 2014, and June 30, 2014, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $317.7 million at June 30, 2015. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Gross carrying amount	$75,354	$75,354	$75,354
Accumulated amortization	(30,094)	(26,115)	(21,983)
	$45,260	$49,239	$53,371

Amortization expense totaled $2.0 million and $4.0 million for the three and six months ended June 30, 2015, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarters ending:
September 30, 2015	$1,963
December 31, 2015	1,948
March 31, 2016	1,604
June 30, 2016	1,592
September 30, 2016	1,591
Thereafter	36,562
$45,260

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of June 30, 2015, December 31, 2014, and June 30, 2014, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.5 billion, $2.3 billion, and $2.2 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and six months ended June 30, 2015 and June 30, 2014 was $1.5 million and $3.0 million, and $1.4 million and $2.7 million, respectively.  Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At June 30, 2015, December 31, 2014, and June 30, 2014, mortgage servicing rights (“MSRs”) were $25.3 million, $21.6 million, and $21.0 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2015 were gains of $2.4 million and $1.5 million, respectively, compared to losses for the three and six months ended June 30, 2014 of $483,000 and $692,000, respectively.  Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and the offsetting hedge.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Increase (decrease) in fair value of MSRs	$2,374	$(483)	$1,539	$(692)
Decay of MSRs	(899)	(621)	(1,736)	(1,076)
Gains (losses) related to derivatives	(1,092)	1,140	430	1,935
Net effect on Statements of Income	$383	$36	$233	$167

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale (Continued)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR.  During the first half of 2015, interest rates increased and prepayments slowed, which has resulted in an increase in the fair value of the MSR.  Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 14—Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSR are included in the following table.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.3%	99.2%	99.1%
Adjustable-rate mortgage loans	0.7%	0.8%	0.9%
Total	100.0%	100.0%	100.0%

Weighted average life	7.38 years	6.30 years	6.01 years
Constant prepayment rate	9.0%	11.4%	12.1%
Weighted average discount rate	9.7%	9.7%	9.4%
Effect on fair value due to change in interest rates:
25 basis point increase	$1,335	$1,365	$1,311
50 basis point increase	2,490	2,555	2,499
25 basis point decrease	(1,567)	(1,562)	(1,470)
50 basis point decrease	(3,313)	(3,221)	(2,736)

The sensitivity calculations in the previous table are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change.

Custodial escrow balances maintained in connection with the loan servicing were $17.8 million and $15.6 million at June 30, 2015 and June 30, 2014, respectively.

Mandatory cash forwards and whole loan sales were $259.0 million and $455.0 million for the three and six months ended June 30, 2015, respectively, compared to $154.6 million and $270.3 million for the three and six months ended June 30, 2014, respectively.  For the three and six months ended June 30, 2015, $204.0 million and $351.1 million, or 78.8% and 77.2%, respectively, were sold with the servicing rights retained by the company compared to $128.2 million and $216.0 million, or 82.9% and 80.0%, for the three and six months ended June 30, 2014, respectively.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $73.1 million, $61.9 million, and $56.4 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Note 20 — Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the six months ended June 30, 2015, tax credits and other tax benefits of $918,000 and the Company’s share of book losses of $655,000 were recorded.  For the six months ended June 30, 2014, the Company recorded tax credits and other tax benefits of $713,000 and the Company’s share of book losses of $304,000. At June 30, 2015 and 2014, the Company’s carrying value of QAHPs was $12.7 million and $14.4 million, respectively, with an original investment of $22.1 million.  The Company has $1.7 million and $7.6 million in remaining funding obligations related to these QAHPs recorded in liabilities at June 30, 2015 and 2014, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 21 — Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”) represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company.  Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in federal funds purchased and securities sold under agreements to repurchase on the condensed consolidated balance sheets.

At June 30, 2015, December 31, 2014 and June 30, 2014, the Company’s repurchase agreements totaled $228.7 million, $160.9 million, and $193.2 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2015, December 31, 2014, and June 30, 2014.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $228.7 million, $160.8 million and $193.2 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 22 — Subsequent Events

Branch Initiatives - Update

On April 22, 2015, the Bank entered into a Purchase Agreement to purchase twelve South Carolina branch locations and one Georgia branch location from Bank of America, N.A.  The branches are located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, as well as Hartwell, Georgia.  As a result of the transaction, the Bank will enter into six new markets and three markets which overlap.  The Company will pay a 5.5% deposit premium on the 30-day average closing balance of deposits prior to closing. The Company expects the transaction to close on or around August 21, 2015, subject to customary closing conditions.  All regulatory approvals have been received.

The Company is also consolidating or selling fourteen branches and ATM locations.  Eight of these locations were consolidated during the second quarter and the remaining six will be consolidated or sold during the last half of 2015.  The Company has entered into a contract to sell two of the fourteen branches, and expects to receive a 3.5% deposit premium on the 30- day average closing balance of deposits prior to closing.  The sale is expected to close in the fourth quarter of 2015, subject to regulatory approval and other customary closing conditions.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2014.  Results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

At June 30, 2015, we had approximately $8.1 billion in assets and 2,028 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 and also analyzes our financial condition as of June 30, 2015 as compared to December 31, 2014 and June 30, 2014.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Branch Initiatives

On April 22, 2015, the Bank entered into a Purchase Agreement to purchase 12 South Carolina branch locations and one Georgia branch location from Bank of America, N.A.  The branches are located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, as well as Hartwell, Georgia.  As a result of the transaction, the Bank will enter into six new markets and three markets which overlap.  The Company has received all regulatory approvals and expects the transaction to close in the third quarter of 2015, subject to customary closing conditions.  The Company will pay a 5.5% deposit premium on the 30-day average closing balance of deposits prior to closing.

During the second quarter of 2015, the Company completed eight of the twelve branch and ATM location consolidations previously announced.  The Company expects to complete the remaining four consolidations by the end of 2015.  In addition, the Company has entered into a contract to sell two branches with deposits.  The Company will receive a 3.5% deposit premium on the 30-day average closing balance of deposits prior to closing.  The sale is expected to close in the fourth quarter of 2015, subject to regulatory approval and other customary closing conditions.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of June 30, 2015, December 31, 2014 and June 30, 2014, the balance of goodwill was $317.7 million.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of June 30, 2015, book value was $42.31 per common share.  The lowest trading price during the first six months of 2015, as reported by the NASDAQ Global Select Market, was $58.84 per share, and the stock price closed on June 30, 2015 at $75.99 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2015, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of June 30, 2015, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

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

Results of Operations

We reported consolidated net income available to common shareholders of $24.9 million, or diluted earnings per share (“EPS”) of $1.03, for the second quarter of 2015 as compared to consolidated net income available to common shareholders of $17.9 million, or diluted EPS of $0.74, in the comparable period of 2014.  The $6.9 million increase in consolidated net income available to common shareholders was the net result of the following items:

•                  An increase in noninterest income totaling $5.7 million due to a $3.8 million reduction in the amortization of the FDIC indemnification asset and a $2.4 million increase in mortgage banking income;

•                  Noninterest expense declined by $4.4 million in the second quarter to $71.5 million compared to the same quarter in 2014.   The largest decrease was in one-time costs (branch consolidation expenses for 2015 and merger and conversion related expenses in 2014) of $4.3 million;

•                  An increase in the provision for income taxes of $3.4 million due to higher pre-tax income; and

•                  Diluted EPS was $1.03 compared to $0.74 in the comparable period in 2014 due to the 38.6% increase in net income available to common shareholders.

Our asset quality related to non-acquired loans continues to improve from the end of 2014 and from the end of the first quarter of 2015.  Non-acquired nonperforming assets declined from $34.1 million at March 31, 2015 to $30.5 million at June 30, 2015, a $3.6 million decline.  Compared to the balance of nonperforming assets at June 30, 2014, nonperforming assets decreased $13.8 million due to a reduction in nonperforming loans of $10.7 million and a reduction in non-acquired OREO of $3.1 million.  Our non-acquired OREO decreased by $573,000 from March 31, 2015 to $5.9 million at June 30, 2015.  During the second quarter of 2015, total classified assets declined by $9.5 million from March 31, 2015 to $113.7 million at June 30, 2015.  Annualized net charge-offs (recoveries) for the second quarter of 2015 were 0.12%, down from net charge-offs in the second quarter of 2014 of 0.17% and up from net recoveries in the first quarter of 2015 of (0.01%).

The allowance for loan losses decreased to 0.92% of total non-acquired loans at June 30, 2015, down from 0.94% at March 31, 2015 and 1.12% at June 30, 2014.  The allowance provides 1.41 times coverage of non-acquired nonperforming loans at June 30, 2015, higher than 1.22 times at March 31, 2015, and 1.00 times at June 30, 2014.

During the second quarter of 2015, the Company had net charge-offs related to “acquired non-credit impaired loans” which totaled $533,000, or 0.18% annualized, and accordingly, recorded a provision for loan losses for the same amount.  Additionally, we have $5.3 million in nonperforming loans from this loan portfolio, down from $7.4 million at March 31, 2015.

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

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances of both the acquired credit impaired and the acquired non-credit impaired portfolio.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the second quarter of 2015 assessment of the impact acquired loan portfolio and the related impact on the indemnification asset:

•                  Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $1.0 million from the first quarter of 2015, and a decline of $4.8 million compared to the second quarter of 2014, as the acquired loan balances decreased even though the yield improved; and

•                  The amortization of the indemnification asset also decreased by approximately $1.2 million compared to the first quarter of 2015, and by $3.8 million compared to the second quarter of 2014.  This was primarily the result of the expiration of the commercial loss share agreement from the CBT FDIC transaction (which began in January of 2010) that occurred at March 31, 2015.  We anticipate a continued decline in the amortization of the indemnification asset in subsequent periods, however, the decline is not expected to be as significant.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield continues to increase due to the continued improvement in overall credit quality of this portfolio and the actual cash flows being faster than previously expected.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2015	2014	2015	2014
Average balances:
Acquired loans, net of allowance for loan losses	$2,053,501	$2,557,372	$2,123,275	$2,647,117
Non-acquired loans	3,659,674	3,061,529	3,586,745	2,985,772
Total loans, excluding held for sale	$5,713,175	$5,618,901	$5,710,020	$5,632,889

Interest income:
Noncash interest income on acquired loans	$1,616	$2,229	$3,158	$5,183
Acquired loan interest income	40,283	44,515	81,659	92,598
Total acquired loans	41,899	46,744	84,817	97,781
Non-acquired loans	36,885	32,143	72,401	62,627
Total loans, excluding held for sale	$78,784	$78,887	$157,218	$160,408

Non-taxable equivalent yield:
Acquired loans	8.18%	7.33%	8.06%	7.45%
Non-acquired loans	4.04%	4.21%	4.07%	4.23%
Total loans, excluding held for sale	5.53%	5.63%	5.55%	5.74%

Compared to the balance at March 31, 2015, our non-acquired loan portfolio has increased $202.0 million, or 22.6% annualized, to $3.8 billion, driven by increases in most categories.  Consumer real estate lending increased by $62.3 million, or 21.8% annualized; consumer non real estate lending by $14.1 million, or 28.9% annualized; commercial owner occupied loans by $50.5 million, or 21.9% annualized; and commercial and industrial by $40.3 million, or 39.6% annualized.  The acquired loan portfolio decreased by $118.2 million in the second quarter of 2015 due to continued payoffs, charge-offs, and transfers to OREO.  Since June 30, 2014, the non-acquired loan portfolio has grown by $613.8 million, or 19.3%, driven by increases in most categories.  Consumer real estate loans have led the way and increased by $298.9 million, or 32.9%, in the past year.

Non-taxable equivalent net interest income for the quarter increased $1.3 million, or 1.61%, compared to the second quarter of 2014.  Non-taxable equivalent net interest margin was flat from the second quarter of 2014 of 4.70% due to the decrease in the rate on interest bearing liabilities offsetting the decrease in yield on interesting earning assets.  Compared to the first quarter of 2015, net interest margin (taxable equivalent) decreased by three basis points.  The yield on interest earning assets decreased by five basis points primarily due to a $140.3 million decrease in the average balance of the acquired loan portfolio.  The rate on interest bearing liabilities decreased by four basis points compared to the first quarter of 2015 from a five basis point decrease in the rates on time deposit balances and a 123 basis point decrease in the rates on other borrowings due to the redemption of $46.3 million of trust preferred securities in the first quarter of 2015.

Our quarterly efficiency ratio decreased to 63.2%, compared to 65.1% in the first quarter of 2015 and from 71.5% in the second quarter of 2014.  The decrease in the efficiency ratio compared to the first quarter of 2015 was the result of a $3.6 million increase in noninterest income.  The increase in noninterest income was driven by improvement in all categories led by a $1.2 million increase in fees on deposit accounts and the $1.2 million reduction in the amortization of the FDIC indemnification asset.  The decrease in the efficiency ratio compared to the second quarter of 2014 was the result of a 23.3% increase in noninterest income and a 5.7% decrease in noninterest expense.  Compared to the second quarter of 2014, noninterest expense was down by $4.4 million with a $4.3 million decrease in one-time expenses.  Excluding merger and branding related expenses, the efficiency ratio was 61.2% for the second quarter of 2015, compared to 65.1% for the first quarter of 2015 and 65.4% for the second quarter of 2014.

Diluted EPS and basic EPS increased to $1.03 and $1.04, respectively for the second quarter of 2015, from the second quarter 2014 amounts of $0.74 and $0.75, respectively.  This was the result of a 38.6% increase in net income available to common shareholders.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Return on average assets (annualized)	1.24%	0.91%	1.24%	0.88%
Return on average common equity (annualized)	9.78%	7.63%	9.75%	7.27%
Return on average equity (annualized)	9.78%	7.63%	9.75%	7.26%
Return on average tangible common equity (annualized)*	16.00%	13.62%	16.10%	13.12%
Return on average tangible equity (annualized)*	16.00%	13.62%	16.10%	12.80%
Dividend payout ratio **	23.35%	26.89%	23.29%	27.84%
Equity to assets ratio	12.66%	11.92%	12.66%	11.92%
Average shareholders’ common equity (in thousands)	$1,020,245	$942,935	$1,008,934	$937,479
Average shareholders’ equity (in thousands)	$1,020,245	$942,935	$1,008,934	$968,363

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•                  For the three months ended June 30, 2015, return on average tangible equity increased compared to the same period in 2014.  The increase was driven by the 35.5% increase in net income available to common shareholders excluding amortization of intangibles.  Similarly, return on average assets increased to 1.24%, compared to 0.91% for the three months ended June 30, 2014, due to the growth in net income.

•                  Dividend payout ratio decreased to 23.4% for the three months ended June 30, 2015, compared with 26.9% for the three months ended June 30, 2014.  The decrease from the comparable period in 2014 primarily reflects the higher net income for the three months ended June 30, 2015, compared to the increase of $0.04 per share, or 20.0%, in the cash dividends declared per common share.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•                  Equity to assets ratio increased to 12.7% at June 30, 2015, compared with 11.9% at June 30, 2014.  The increase in the equity to assets ratio reflects a 1.1% increase in assets compared to a 7.4% increase in equity as a result of the Company’s retained earnings.

•                  Quarterly average shareholders’ equity increased $77.3 million, or 8.2%, from the quarter ended June 30, 2014 driven by earnings partially offset by dividends paid to shareholders.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Return on average tangible equity (non-GAAP)	16.00%	13.62%	16.10%	12.80%
Effect to adjust for intangible assets	-6.22%	-5.99%	-6.35%	-5.54%
Return on average equity (GAAP)	9.78%	7.63%	9.75%	7.26%

Adjusted average shareholders’ equity (non-GAAP)	$656,039	$568,914	$644,035	$592,729
Average intangible assets	364,206	374,021	364,899	375,634
Average shareholders’ equity (GAAP)	$1,020,245	$942,935	$1,008,934	$968,363

Adjusted net income (non-GAAP)	$26,168	$19,315	$51,425	$37,615
Amortization of intangibles	(1,964)	(2,084)	(3,980)	(4,188)
Tax effect	668	715	1,353	1,436
Net income (GAAP)	$24,872	$17,946	$48,798	$34,863

Return on average common tangible equity (non-GAAP)	16.00%	13.62%	16.10%	13.12%
Effect to adjust for intangible assets	-6.22%	-5.99%	-6.35%	-5.85%
Return on average common equity (GAAP)	9.78%	7.63%	9.75%	7.27%

Adjusted average common shareholders’ equity (non-GAAP)	$656,039	$568,914	$644,035	$561,845
Average intangible assets	364,206	374,021	364,899	375,634
Average common shareholders’ equity (GAAP)	$1,020,245	$942,935	$1,008,934	$937,479

Adjusted net income available to common shareholders (non-GAAP)	$26,168	$19,315	$51,425	$36,542
Amortization of intangibles	(1,964)	(2,084)	(3,980)	(4,188)
Tax effect	668	715	1,353	1,436
Net income available to common shareholders (GAAP)	$24,872	$17,946	$48,798	$33,790

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin was flat from the second quarter of 2014, due primarily to the seven basis point decline in the yield on interest earning assets, offset by a ten basis point decline in the rate on interest bearing liabilities. The net interest margin decreased by three basis points from the first quarter of 2015 to 4.75%.  Yields on average earning assets decreased by five basis points from the first quarter of 2015, while the rate on average interest bearing liabilities decreased by four basis points.

Net interest income increased from the second quarter of 2014 by $1.3 million.  This increase was primarily driven by the $598.1 million increase in the average balance of the non-acquired loan portfolio, partially offset by a $503.9 million decrease in the average balance of the acquired loan portfolio and a $46.0 million reduction in the average balance of other borrowings due to the redemption of $46.3 million in trust preferred securities.  Certificates of deposit average rate declined by four basis points from the second quarter of 2014 along with the average balance decreasing $255.9 million.  Year-over-year interest expense declined $1.4 million, and the cost of funds decreased ten basis points.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Non-TE net interest income	$82,276	$80,973	$163,325	$164,315
Non-TE yield on interest-earning assets	4.85%	4.92%	4.87%	5.03%
Non-TE rate on interest-bearing liabilities	0.19%	0.29%	0.21%	0.29%
Non-TE net interest margin	4.70%	4.70%	4.72%	4.80%
TE net interest margin	4.75%	4.75%	4.76%	4.85%

Non-TE net interest income increased $1.3 million, or 1.61%, in the second quarter of 2015 compared to the same period in 2014.  Some key highlights are outlined below:

•                  Average interest-earning assets increased 1.5% to $7.0 billion in the second quarter of 2015 compared to the same period last year due primarily to the increase in non-acquired loans.

•                  Non-TE yield on interest-earning assets for the second quarter of 2015 decreased 7 basis points from the comparable period in 2014.  The decrease since the second quarter of 2014 was driven by a 17 basis point decrease in the yield on non-acquired loans and a 19 basis point decrease in the yield on taxable investment securities portfolio.  These decreases were partially offset by an 85 basis point increase in the yield of acquired loans.  The loan portfolio continues to remix with 65% of the portfolio being comprised of non-acquired loans and 35% being acquired loans.  This compares to 56% and 44% one year ago.

•                  The average cost of interest-bearing liabilities for the second quarter of 2015 decreased ten basis points from the same period in 2014. The decrease since the second quarter of 2014 was primarily the result of a decline in other borrowings from the redemption of trust preferred securities of $46.3 million in the first quarter of 2015.  The average cost decreased from 5.99% in the second quarter of 2014 to 4.71% in the second quarter of 2015.  The expected cost of funds on our remaining other borrowings (trust preferred securities), assuming the rate environment remains low, should be approximately 4.50% in the third quarter of 2015.  This will result from $20.6 million in trust preferred securities converting from a fixed rate of 5.92% to a floating rate of three month LIBOR plus 159 basis points on September 15, 2015.

•                  TE net interest margin was flat in the second quarter of 2015 compared to the second of 2014.

Loans

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2015	Total	2014	Total	2014	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$13,550	0.2%	$20,275	0.4%	$30,859	0.5%
Commercial non-owner occupied	13,726	0.2%	35,035	0.6%	47,017	0.8%
Total commercial non-owner occupied real estate	27,276	0.4%	55,310	1.0%	77,876	1.3%
Consumer real estate:
Consumer owner occupied	26,267	0.5%	30,304	0.5%	36,017	0.6%
Home equity loans	31,979	0.6%	35,509	0.6%	33,684	0.6%
Total consumer real estate	58,246	1.1%	65,813	1.1%	69,701	1.2%
Commercial owner occupied real estate	21,711	0.4%	45,986	0.8%	72,247	1.3%
Commercial and industrial	4,965	0.1%	9,887	0.2%	11,711	0.2%
Other income producing property	11,309	0.2%	20,820	0.4%	27,521	0.5%
Consumer non real estate	100	0.0%	675	0.0%	1,583	0.0%
Total acquired covered loans	123,607	2.2%	198,491	3.5%	260,639	4.5%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	60,436	1.0%	65,959	1.2%	86,830	1.5%
Commercial non-owner occupied	176,358	3.0%	181,652	3.2%	191,637	3.4%
Total commercial non-owner occupied real estate	236,794	4.0%	247,611	4.4%	278,467	4.9%
Consumer real estate:
Consumer owner occupied	754,156	13.0%	842,995	14.7%	912,346	16.1%
Home equity loans	267,234	4.6%	294,589	5.1%	313,318	5.5%
Total consumer real estate	1,021,390	17.6%	1,137,584	19.8%	1,225,664	21.6%
Commercial owner occupied real estate	166,911	2.9%	176,268	3.1%	188,490	3.3%
Commercial and industrial	57,083	1.0%	67,028	1.2%	69,953	1.2%
Other income producing property	133,206	2.3%	139,496	2.4%	154,100	2.7%
Consumer non real estate	261,351	4.5%	288,288	5.0%	326,765	5.8%
Total acquired non-covered loans	1,876,735	32.3%	2,056,275	35.9%	2,243,439	39.5%
Total acquired loans	2,000,342	34.5%	2,254,766	39.4%	2,504,078	44.0%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	368,954	6.4%	364,221	6.4%	371,751	6.5%
Commercial non-owner occupied	351,524	6.1%	333,590	5.8%	302,961	5.3%
Total commercial non-owner occupied real estate	720,478	12.5%	697,811	12.2%	674,712	11.8%
Consumer real estate:
Consumer owner occupied	906,973	15.7%	786,778	13.7%	637,071	11.2%
Home equity loans	300,074	5.2%	283,934	5.0%	271,028	4.8%
Total consumer real estate	1,207,047	20.9%	1,070,712	18.7%	908,099	16.0%
Commercial owner occupied real estate	975,701	16.9%	907,913	15.9%	849,048	15.0%
Commercial and industrial	448,247	7.7%	405,923	7.1%	353,211	6.2%
Other income producing property	163,441	2.8%	150,928	2.6%	151,928	2.7%
Consumer non real estate	209,544	3.6%	189,317	3.3%	170,982	3.0%
Other	63,941	1.1%	45,222	0.8%	66,645	1.3%
Total non-acquired loans	3,788,399	65.5%	3,467,826	60.6%	3,174,625	56.0%
Total loans (net of unearned income)	$5,788,741	100.0%	$5,722,592	100.0%	$5,678,703	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $110.0 million, or 1.9%, at June 30, 2015 as compared to the same period in 2014.  Acquired covered loans decreased by $137.0 million and acquired non-covered loans decreased by $366.7 million due to principal payments, charge offs, and foreclosures. In addition to the reductions for principal payments, charge offs, and foreclosures, the acquired covered loans decreased by $49.3 million in the second quarter of 2015 due to the expiration of the CBT commercial loss share agreement with the FDIC on June 30, 2015.  These loans were transferred from the covered loan portfolio to the non-covered loan portfolio.  Non-acquired loans or legacy loans increased by $613.8 million, or 19.3%, from June 30, 2014 to June 30, 2015.  Non-acquired loans have grown to 65.5% of the total loan portfolio compared to 56.0% at June 30, 2014.  The increase was driven by loan growth in in almost all categories of non-acquired loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Average total loans	$5,779,967	$5,669,324	$5,770,786	$5,672,851
Interest income on total loans	79,406	79,322	158,254	161,163
Non-TE yield	5.51%	5.61%	5.53%	5.73%

Interest earned on loans increased in the second quarter of 2015 compared to the second quarter of 2014.  Some key highlights for the quarter ended June 30, 2015 are outlined below:

•                  Our non-TE yield on total loans decreased 10 basis points comparing the second quarter of 2015 to 2014 and average total loans increased 2.0%, as compared to the second quarter of 2014.  The increase in average total loans was primarily the result of the growth in non-acquired loans during 2015.  These new loans, however, are at lower rates and the average yield was 4.04% in the second quarter of 2015 compared to 4.21% in the second quarter of 2014.  The acquired loan portfolio effective yield increased to 8.18%, compared to 7.33% in the second quarter of 2014, as a result of improved cash flows in certain pools.

The balance of mortgage loans held for sale increased $11.1 million from December 31, 2014 to $73.1 million at June 30, 2015, and $16.6 million compared to the balance of mortgage loans held for sale at June 30, 2014 of $56.4 million.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2015, investment securities totaled $860.4 million, compared to $826.9 million at December 31, 2014 and $816.6 million at June 30, 2014.    In addition, we continue to slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.  During the second quarter of 2015, our portfolio increased $35.3 million from the balance at December 31, 2014, primarily as a result of purchases of mortgage-backed securities and government-sponsored debt securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Average investment securities	$827,463	$810,909	$821,398	$806,113
Interest income on investment securities	4,894	5,068	9,634	10,105
Non-TE yield	2.37%	2.51%	2.37%	2.53%

Interest earned on investment securities decreased 3.4% in the second quarter of 2015 compared to the second quarter of 2014.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the second quarter of 2015:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2015
Government-sponsored entities debt	$132,071	$130,835	$(1,236)	$132,071	$—	$—	$—
State and municipal obligations	143,580	146,813	3,233	142,946	—	—	634
Mortgage-backed securities *	566,625	570,922	4,297	—	—	—	566,625
Corporate stocks	3,161	3,205	44	—	—	—	3,161
	$845,437	$851,775	$6,338	$275,017	$—	$—	$570,420

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

At June 30, 2015, we had 92 securities available for sale in an unrealized loss position, which totaled $3.7 million. At December 31, 2014, we had 66 securities available for sale in an unrealized loss position, which totaled $3.6 million. At June 30, 2014, we had 121 securities available for sale in an unrealized loss position, which totaled $5.2 million.

During the second quarter of 2015 as compared to the second quarter of 2014, the total number of available for sale securities with an unrealized loss position decreased by 29 securities, while the total dollar amount of the unrealized loss decreased by $1.5 million.

All securities available for sale in an unrealized loss position as of June 30, 2015 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at June 30, 2015.  As of June 30, 2015, the investment in FHLB stock represented approximately $7.4 million, or 0.1% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Average interest-bearing liabilities	$5,186,679	$5,335,142	$5,170,095	$5,371,715
Interest expense	2,488	3,857	5,438	7,854
Average rate	0.19%	0.29%	0.21%	0.29%

The average balance of interest-bearing liabilities decreased in the second quarter of 2015 compared to the second quarter of  2014 due primarily to the decrease in certificates of deposits and other borrowings. The decrease in interest expense in the second quarter was largely driven by the reduction in certificates of deposits and other borrowings, as well as their rates.  Rates continued to decline in most categories, with the exception of savings deposits and federal funds purchased and repurchase agreements, which remained flat.  Overall, we experienced an eight basis point decrease in the average rate on all interest-bearing liabilities from the three months ended June 30, 2014.  Some key highlights are outlined below:

•                  Average interest-bearing deposits for the three months ended June 30, 2015 decreased 2.8% from the same period in 2014.

•                  Interest-bearing deposits decreased 2.6% to $4.8 billion at June 30, 2015 from the period end balance at June 30, 2014 of $5.0 billion. This was the result of a $236.0 million decline in certificates of deposit, which was partially offset by growth in interest-bearing transaction accounts of $131.3 million.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•                  The average rate on transaction and money market account deposits for the three months ended June 30, 2015 decreased two basis points from the comparable period in 2014.

•                  Average certificates of deposit and other time deposits decreased 18.0%, down $255.9 million from the average balance in the second quarter of 2014.  Interest expense on certificates of deposit and other time deposits decreased $368,000 as a result of the decline in average balances and a four basis point decrease in the average rate to 33 basis points for the three months ended June 30, 2015 as compared to the same period in 2014.

•                  The average rate on other borrowings experienced a 128 basis point decline to 4.71% for the three months ended June 30, 2015 as compared to the same period in 2014.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds.   Average noninterest-bearing deposits increased $185.0 million, or 11.6%, to $1.8 billion in the second quarter of 2015 compared to $1.6 billion at June 30, 2014.  At June 30, 2015, noninterest-bearing deposits had a balance of $1.8 billion, exceeding the June 30, 2014 balance by $218.0 million.

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

The allowance for loan losses on non-acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non-acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

With the FFHI business combination, the Company segregated the FFHI acquired loan portfolio into performing loans (“non-credit impaired”) and credit impaired loans.  The acquired non-credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually.  Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no allowance for loan losses associated with them at acquisition date.  The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method.  Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non-acquired and acquired non-credit impaired allowance for loan losses. The acquired credit impaired loans are accounted for in the manner described in the next paragraph.

In determining the acquisition date fair value of acquired credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics.  Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable.  Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.  Evidence of credit quality deterioration for the loan pools may include information such as increased past-due and nonaccrual levels and migration in the pools to lower loan grades.  Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 6—Loans and Allowance for Loan Losses).

During the second quarter of 2015, we decreased the valuation allowance on acquired credit impaired loans slightly by $28,000, which resulted in $236,000 net provision for loan losses on acquired credit impaired loans (net of the impact of the FDIC loss sharing agreements).

The following table presents a summary of the changes in the ALLL for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015				2014
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Total
Balance at beginning of period	$33,538	$—	$4,717	$38,255	$34,669	$11,046	$45,715
Loans charged-off	(1,680)	(558)	—	(2,238)	(1,889)	—	(1,889)
Recoveries of loans previously charged off	548	25	—	573	557	—	557
Net charge-offs	(1,132)	(533)	—	(1,665)	(1,332)	—	(1,332)
Provision for loan losses	2,376	533	236	3,145	2,085	(1,438)	647
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	1,522	1,522
Total provision for loan losses charged to operations	2,376	533	236	3,145	2,085	84	2,169
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	(1,522)	(1,522)
Reductions due to loan removals	—	—	(264)	(264)	—	(449)	(449)
Balance at end of period	$34,782	$—	$4,689	$39,471	$35,422	$9,159	$44,581

Total non-acquired loans:
At period end	3,788,399				3,174,625
Average	3,659,674				3,061,529
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.12%				0.17%
Allowance for loan losses as a percentage of period end non-acquired loans	0.92%				1.12%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	141.04%				100.31%

	Six Months Ended June 30,
	2015				2014
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Credit
	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Total
Balance at beginning of period	$34,539	$—	$7,365	$41,904	$34,331	$11,618	$45,949
Loans charged-off	(2,676)	(2,369)	—	(5,045)	(3,259)	—	(3,259)
Recoveries of loans previously charged off	1,598	50	—	1,648	1,595	—	1,595
Net charge-offs	(1,078)	(2,319)	—	(3,397)	(1,664)	—	(1,664)
Provision for loan losses on non-acquired loans	1,321	2,319	302	3,942	2,755	(1,134)	1,621
Benefit attributable to FDIC loss share agreements	—	—	21	21	—	1,397	1,397
Total provision for loan losses charged to operations	1,321	2,319	323	3,963	2,755	263	3,018
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)	—	(1,397)	(1,397)
Reductions due to loan removals	—	—	(2,978)	(2,978)	—	(1,325)	(1,325)
Balance at end of period	$34,782	$—	$4,689	$39,471	$35,422	$9,159	$44,581

Total non-acquired loans:
At period end	$3,788,399				$3,174,625
Average	3,586,745				2,985,772
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.06%				0.11%
Allowance for loan losses as a percentage of period end non-acquired loans	0.92%				1.12%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	141.04%				100.31%

The allowance for loan losses as a percent of non-acquired loans reflects the continued decline due primarily to the continued decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the second quarter of 2015 compared to the same quarter in 2014 and to the first quarter of 2015.  Our overall net charge offs (recoveries) for the quarter  on non-acquired loans was 12 basis points annualized, or $1.1 million, compared to 17 basis points, or $1.3 million, a year ago, and (0.01) basis point, or ($54,000) in the first quarter of 2015.  Excluding acquired assets, nonperforming assets decreased by $13.8 million during the second quarter of 2015 compared to the second quarter of 2014 and decreased by $3.6 million from the first quarter of 2015.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 100.3% at June 30, 2014 to 141.0% at June 30, 2015.

We decreased the ALLL compared to the second quarter of 2014 due primarily to the improvement in asset quality metrics during the second quarter of 2015.  Compared to the first quarter of 2015, the ALLL increased due primarily to larger loans and increases in certain loan types during the second quarter.  During the second quarter of 2015, we continued to experience a decline in combined past due and nonaccrual loans, classified assets, and reduced bankruptcies and foreclosures.  From a general perspective, we consider three-year historical loss rates on all loan portfolios, except residential lot loans and lot loans held for sale where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve decreased by $520,000 compared to the balance at June 30, 2014 and increased by $1.4 million from March 31, 2015.

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

On a specific reserve basis, the allowance for loan losses decreased $118,000 from March 31, 2015, with loan balances being evaluated for specific reserves increasing from $30.4 million to $31.1 million at June 30, 2015. Specific reserves declined $120,000, to $1.3 million, from June 30, 2014 to June 30, 2015.  Loan balances being evaluated for specific reserves also declined from $32.7 million at June 30, 2014.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended June 30, 2015, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy as a whole within the markets that we serve.  We continue to work these loans out of the bank through collections and transfers to OREO.  We also continue to see improvement with loans being returned to accrual based upon performance.

The following table summarizes our NPAs for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2015	2015	2014	2014	2014
Non-acquired:
Nonaccrual loans	$15,894	$17,491	$18,569	$20,419	$26,546
Accruing loans past due 90 days or more	574	204	522	429	358
Restructured loans - nonaccrual	8,193	9,879	9,425	9,633	8,409
Total nonperforming loans	24,661	27,574	28,516	30,481	35,313
Other real estate owned (“OREO”) (2)	5,862	6,435	7,947	9,360	9,003
Other nonperforming assets (3)	—	65	—	—	—
Total non-acquired nonperforming assets	30,523	34,074	36,463	39,841	44,316
Acquired non-credit impaired:
Nonaccrual loans	5,173	7,280	7,538	5,359	—
Accruing loans past due 90 days or more	101	100	108	501	—
Total acquired nonperforming loans (1)	5,274	7,380	7,646	5,860	—
Acquired OREO and other nonperforming assets:
Covered OREO (2)	8,293	12,026	16,227	18,961	21,999
Acquired OREO not covered under loss share (2)	20,887	17,635	18,552	22,929	22,732
Other covered nonperforming assets (3)	540	608	694	640	811
Total acquired OREO and other nonperforming assets	29,720	30,269	35,473	42,530	45,542
Total nonperforming assets	$65,517	$71,723	$79,582	$88,231	$89,858

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.80%	0.95%	1.05%	1.20%	1.39%
Total NPAs as a percentage of total assets (5)	0.38%	0.42%	0.47%	0.51%	0.55%
Total NPLs as a percentage of total loans (4)	0.65%	0.77%	0.82%	0.92%	1.11%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.12%	1.25%	1.38%	1.54%	1.57%
Total NPAs as a percentage of total assets	0.81%	0.89%	1.02%	1.12%	1.12%
Total NPLs as a percentage of total loans (4)	0.52%	0.61%	0.63%	0.64%	0.62%

(1) Excludes the acquired loans that are contractually past due 90 days or more totaling $38.2 million, $44.8 million, $48.5 million, $52.5 million, and $56.3 million as of June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2) Includes certain real estate acquired as a result of foreclosure and property not intended for bank use of $8.6 million, $8.9 million, $10.0 million, $11.6 million, and $7.9 million as of June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

(3) Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(4) Loan data excludes mortgage loans held for sale.

(5) For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $24.7 million, or 0.65% of non-acquired loans, a decrease of $10.7 million, or 30.2%, from June 30, 2014. The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $10.2 million. The remaining decline was due to a decrease in both consumer and restructured nonaccrual loans.

Nonperforming non-acquired loans, including restructured loans decreased by approximately $3.9 million during the second quarter of 2015 from the level at December 31, 2014.  This decrease was primarily driven by a decrease in commercial nonaccrual loans of $3.1 million and a decrease in restructured nonaccrual loans of $1.2 million, partially offset by an increase in loans 90+ days past due and still accruing of $52,000 and an increase in consumer nonaccrual loans of $389,000.

At June 30, 2015, non-acquired OREO decreased by $573,000 from March 31, 2015.  At June 30 2015, non-acquired OREO consisted of 41 properties with an average value of $143,000, which is the same as the level from March 31, 2015 when we had 45 properties in non-acquired OREO.  In the second quarter of 2015, we added five properties with an aggregate value of $541,000 into non-acquired OREO, and we sold nine properties with a basis of $1.1 million.  We wrote down two OREO properties by $58,000 during the second quarter of 2015.  Our non-acquired OREO balance of $5.9 million at June 30, 2015 is comprised of 47% in the Low Country/Orangeburg region, 37% in the Coastal region (Beaufort to Myrtle Beach), 8% in the Charlotte region and 8% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $6.5 million, or 0.17%, of total non-acquired loans outstanding at June 30, 2015, compared to $6.6 million, or 0.21%, of total non-acquired loans outstanding at June 30, 2014, and compared to $7.6 million, or 0.22% of total non-acquired loans outstanding at December 31, 2014.  Potential problem loans related to acquired non-credit impaired loans totaled $8.3 million, or 0.71%, of total acquired non-credit impaired loans at June 30, 2015, compared to $10.4 million, or 0.79%, of total acquired non-credit impaired loans outstanding at December 31, 2014.  For the period ended June 30, 2014, there were no acquired non-credit impaired loans that were considered potential problem loans until we completed the evaluation of acquired loans and any related purchase adjustment during the measurement period.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fees on deposit accounts	$17,699	$17,617	$34,192	$34,441
Mortgage banking income	7,089	4,683	13,715	7,974
Trust and investment services income	5,051	4,812	9,985	9,355
Securities gains	—	88	—	88
Amortization of FDIC indemnification assets, net	(2,042)	(5,815)	(5,249)	(12,893)
Other	2,285	3,014	3,945	6,113
Total noninterest income	$30,082	$24,399	$56,588	$45,078

Noninterest income increased by $5.7 million, or 23.3%, during the second quarter of 2015 compared to the same period in 2014.  The quarterly increase in total noninterest income primarily resulted from the following:

•                  Amortization of the FDIC indemnification asset improved (declined) by $3.8 million;

•                  Mortgage banking income increased $2.4 million, or 51.4%, driven primarily from a favorable rate environment and higher volume of loans; and

•                  Trust and investment services income increased 5.0%, or $239,000, driven primarily by additional trust asset management income; partially offset by

•                  A decline in loan recoveries of acquired credit impaired loans included in other income of $700,000.

Noninterest income increased by $11.5 million, or 25.5%, during the six months ended June 30, 2015 as compared to the same period in 2014.  The increase in total noninterest income primarily resulted from the following:

•                  Mortgage banking income increased $5.7 million, or 72.0%, resulting from the favorable rate environment and an increase in the volume of loans;

•                  Trust and investment services income increased 6.7%, or $630,000, driven primarily by additional trust asset management income; and

•                  The amortization of the FDIC indemnification asset improved (declined) by $7.6 million; partially offset by

•                  A decline in loan recoveries of acquired credit impaired loans included in other income of $1.7 million.

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Salaries and employee benefits	$39,754	$40,276	$80,741	$79,369
Net occupancy expense	5,046	5,763	10,283	11,371
Information services expense	4,382	4,435	8,340	8,833
Furniture and equipment expense	2,762	3,264	5,907	7,006
Bankcard expense	2,285	2,088	4,265	4,344
Branch consolidation expense	2,237	—	2,237	—
OREO expense and loan related	2,019	1,736	5,033	5,939
Business development and staff related	1,983	1,972	4,130	3,695
Amortization of intangibles	1,964	2,084	3,980	4,188
Professional fees	1,585	1,115	2,994	2,379
Supplies, printing and postage	1,430	1,599	3,042	3,182
FDIC assessment and other regulatory charges	1,253	1,267	2,437	2,843
Advertising and marketing	1,009	892	1,864	1,745
Merger and branding related expense	—	6,510	—	12,495
Other	3,820	2,888	6,761	5,923
Total noninterest expense	$71,529	$75,889	$142,014	$153,312

Noninterest expense decreased $4.4 million in the second quarter of 2015 as compared to the same period in 2014.  The quarterly decrease in total noninterest expense primarily resulted from the following:

•                  Salary and employee benefits were $522,000 lower than last year, due largely lower salaries and benefits resulting primarily from branch consolidations;

•                  Furniture and equipment expense decreased by $502,000, driven largely by reduced maintenance and repair;

•                  Net occupancy expense decreased by $717,000, driven largely by the reduced insurance, taxes, and janitorial and landscaping expenses resulting from the consolidation of branches; and

•                  One-time branch consolidation expenses in 2015 compared to merger and branding expenses in 2014 declined $4.3 million; partially offset by

•                  Increases in OREO expense and loan related cost, professional fees, advertising and marketing, and other expense.

Noninterest expense decreased by $11.3 million during the second six months ended June 30, 2015 as compared to the same period in 2014.  The decrease in total noninterest expense primarily resulted from the following:

•                  Furniture and equipment expense decreased by $1.1 million driven largely by reduced equipment maintenance and repair expenses;

•                  One-time expenses of branch consolidation expense in 2015 compared to merge and branding expense in 2014 decreased $10.3 million;

•                  Net occupancy expense decreased by $1.1 million due to a decline in depreciation expense, maintenance & repairs, property insurance, and janitorial and landscape expenses; and

•                  OREO and loan related expenses are down $906,000, due primarily to the overall reduction in OREO from prior year; partially offset by

•                  Increases in compensation expense, business development and staff related, professional fees and other expense.

Income Tax Expense

Our effective income tax rate was 34.00% for the second quarter of 2015 and for the first quarter of 2015, which was down from 34.30% in the second quarter of 2014.  For the six months ended June 30, 2015 and 2014, the effective tax rate was 34.00%

and 34.30%, respectively.  The decline for all periods was attributable primarily to additional investments in certain qualified tax credit programs.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of June 30, 2015, shareholders’ equity was $1.0 billion, an increase of $38.9 million, or 3.9%, from $984.9 million at December 31, 2014, and an increase of $70.8 million, or 7.4%, from $953.0 million at June 30, 2014.  The driving factor for the increase from year-end was net income of $48.8 million, which was offset by the common dividend paid of $11.4 million.  Accumulated other comprehensive gain changed to a comprehensive loss, during the second quarter 2015, with the increased unrealized loss in the AFS securities portfolio during the quarter of $4.9 million, net of tax.  The increase from the comparable period of 2014 was primarily the result of net income of $89.4 million and partially offset by dividends paid to common shareholders and a change in accumulated comprehensive gain to a comprehensive loss.  Our common equity-to-assets ratio was 12.66% at June 30, 2015, relatively flat compared to 12.58% at December 31, 2014 and increased from 11.92% at the end of the comparable period of 2014.

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

Under the Basel III rules, accumulated other comprehensive income (“AOCI”) is presumptively included in common equity Tier 1 capital and can operate to reduce this category of capital. The final rule provided a one-time opportunity at the end of the second quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, which election the Bank and the Company have made.  As a result, the Company and the Bank will retain the pre-existing treatment for AOCI.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
	2015	2014	2014
South State Corporation:
Common equity Tier 1 risk-based capital	12.15%	n/a	n/a
Tier 1 risk-based capital	13.03%	13.62%	12.94%
Total risk-based capital	13.72%	14.43%	13.80%
Tier 1 leverage	9.68%	9.47%	8.93%

South State Bank:
Common equity Tier 1 risk-based capital	12.68%	n/a	n/a
Tier 1 risk-based capital	12.68%	13.37%	12.74%
Total risk-based capital	13.38%	14.18%	13.60%
Tier 1 leverage	9.43%	9.30%	8.81%

Due to the adoption of the new Basel III capital rules in the first quarter of 2015, the June 30, 2015 risk-based capital ratios are not comparable to the December 31, 2014 and June 30, 2014 risk-based capital ratios.  The Tier 1 leverage ratio increased compared to December 31, 2014 and June 30, 2014 due to the increase in capital outpacing the increase in our average asset size.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our liabilities provide liquidity on a day-to-day basis.  Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings.  We engage in routine activities to retain deposits intended to enhance our liquidity position.  These routine activities include various measures, such as the following:

•                  Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our Bank;

•                  Pricing deposits, including certificates of deposit, at rate levels that will attract and/or retain balances of deposits that will enhance our Bank’s asset/liability management and net interest margin requirements; and

•                  Continually working to identify and introduce new products that will attract customers or enhance our Bank’s appeal as a primary provider of financial services.

Our legacy loan portfolio increased by approximately $613.8 million, or approximately 19.3%, compared to the balance at June 30, 2014, and by $320.6 million, or 18.6% annualized, compared to the balance at December 31, 2014.  Our investment securities portfolio increased $43.7 million from second quarter 2014 and by $33.4 million compared to fourth quarter 2014. During the second quarter, the Company began the process of increasing the investment portfolio as a percentage to total assets and expects this to continue throughout the remainder of 2015.  Total cash and cash equivalents were $593.4 million at June 30, 2015 as compared to $417.9 million at December 31, 2014 and $589.5 million at June 30, 2014.

At June 30, 2015, December 31, 2014 and June 30, 2014, the Company had $19.4 million, $23.4 million and $29.7 million, respectively, in traditional, out-of-market brokered deposits and $71.0 million, $67.5 million, and $81.3 million, respectively, of reciprocal brokered deposits.  Total deposits were $6.7 billion, up $87.7 million or 1.3% from June 30, 2014, resulting primarily from increases in core deposits by $323.5 million partially offset by decreases in certificates of deposit by $235.9 million.  Other borrowings decreased $46.0 million from the balance at June 30, 2014, due to the redemption of $46.3 million of trust preferred securities in the first quarter of 2015.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2015, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2015, our Bank had $151.7 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2015, our Bank had a total FHLB credit facility of $923.6 million with total outstanding letters of credit consuming $19.7 million, $132,000 in outstanding advances and $172,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company had a $20.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of June 30, 2015:

				Losses	Losses
				Incurred *	Incurred **	Remaining
	FDIC	Original	Original	By FFCH	By South State	Estimated	OREO	Projected
	Threshold	Estimated	Estimated	through	through	Losses	Mark ***	Total
(Dollars in thousands)	or ILE	Gross Losses	Covered Losses	July 26, 2013	June 30, 2015	for Loans	June 30, 2015	Losses
CBT	$233,000	$340,039	$334,082	$—	$313,381	$1,135	$366	$314,882
Habersham	94,000	124,363	119,978	—	92,235	1,227	279	93,741
BankMeridian	70,827	70,190	67,780	—	30,866	1,731	1,799	34,396
Cape Fear ****	131,000	12,921	8,213	76,122	4,206	481	—	80,809
Plantation ****	70,178	24,273	16,176	35,190	12,382	3,860	365	51,797
Total	$599,005	$571,786	$546,229	$111,312	$453,070	$8,434	$2,809	$575,625

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

The Commercial Shared-Loss Agreements for Cape Fear and CBT expired June 30, 2014 and March 31, 2015, respectively, and losses on assets covered under these agreements are no longer claimable.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2015, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $196.3 million at June 30, 2015. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at June 30, 2015, including $293.2 million of loans to lessors of residential buildings, $408.8 million of loans to lessors of nonresidential buildings (except mini-warehouses), $220.1 million of loans to religious organizations, and $246.7 million of loans to offices of physicians, dentists and other health practitioners.

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

•                  Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, including the impact of the new capital rules under Basel III and the possibility of changes in accounting principles relating to loan loss recognition;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2015 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of June 30, 2015 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)           Not applicable

(c)           Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2015:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	1,151	*	$69.11	—	147,872
May 1 - May 31	201	*	71.77	—	147,872
June 1 - June 30	—		—	—	147,872

Total	1,352			—	147,872

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

SOUTH STATE CORPORATION
(Registrant)

Date: August 7, 2015	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: August 7, 2015	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.