Form 10-Q
period 2015-09-30
SOUTH STATE Corp
filed 2015-11-06
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2015
Common Stock, $2.50 par value	24,218,062

South State Corporation and Subsidiary

September 30, 2015 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$641,502	$229,901	$269,480
Interest-bearing deposits with banks	7,333	7,456	7,382
Federal funds sold and securities purchased under agreements to resell	240,545	180,512	226,166
Total cash and cash equivalents	889,380	417,869	503,028
Investment securities:
Securities held to maturity (fair value of $9,758, $10,233 and $11,019, respectively)	9,314	9,659	10,389
Securities available for sale, at fair value	885,798	806,766	805,114
Other investments	9,031	10,518	10,518
Total investment securities	904,143	826,943	826,021
Loans held for sale	48,985	61,934	57,683
Loans:
Acquired credit impaired (covered of $103,329, $182,464, and $197,944, respectively; non-covered of $665,277,$736,938, and $782,548, respectively), net of allowance for loan losses	768,606	919,402	980,492
Acquired non-credit impaired (covered of $7,990, $9,376, and $9,459, respectively; non-covered of $1,099,450, $1,318,623, and $1,367,884, respectively)	1,107,440	1,327,999	1,377,343
Non-acquired	3,994,716	3,467,826	3,304,708
Less allowance for non-acquired loan losses	(35,116)	(34,539)	(34,804)
Loans, net	5,835,646	5,680,688	5,627,739
FDIC indemnification asset	7,942	22,161	30,983
Other real estate owned (covered of $5,465, $16,227, and $18,961, respectively; non-covered of $25,913, $26,499, and $32,289, respectively)	31,378	42,726	51,250
Premises and equipment, net	174,662	171,772	173,425
Bank owned life insurance	100,967	99,140	98,505
Deferred tax assets	40,090	42,692	60,322
Mortgage servicing rights	24,665	21,601	22,052
Core deposit and other intangibles	49,982	49,239	51,291
Goodwill	338,342	317,688	317,688
Other assets	53,694	71,774	60,101
Total assets	$8,499,876	$7,826,227	$7,880,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,927,309	$1,639,953	$1,654,308
Interest-bearing	5,150,700	4,821,092	4,863,920
Total deposits	7,078,009	6,461,045	6,518,228
Federal funds purchased and securities sold under agreements to repurchase	260,521	221,541	231,229
Other borrowings	55,107	101,210	101,127
Other liabilities	57,927	57,511	62,509
Total liabilities	7,451,564	6,841,307	6,913,093
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,211,793, 24,150,702 and 24,135,220 shares issued and outstanding, respectively	60,529	60,377	60,338
Surplus	706,227	701,764	700,579
Retained earnings	279,681	223,156	207,219
Accumulated other comprehensive income (loss)	1,875	(377)	(1,141)
Total shareholders’ equity	1,048,312	984,920	966,995
Total liabilities and shareholders’ equity	$8,499,876	$7,826,227	$7,880,088

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$79,857	$78,700	$238,111	$239,988
Investment securities:
Taxable	4,106	3,982	11,590	11,860
Tax-exempt	1,112	1,236	3,262	3,463
Federal funds sold and securities purchased under agreements to resell	487	430	1,362	1,331
Total interest income	85,562	84,348	254,325	256,642
Interest expense:
Deposits	1,811	2,395	5,550	7,056
Federal funds purchased and securities sold under agreements to repurchase	95	87	296	277
Other borrowings	641	1,497	2,138	4,500
Total interest expense	2,547	3,979	7,984	11,833
Net interest income	83,015	80,369	246,341	244,809
Provision for loan losses	1,075	2,091	5,038	5,109
Net interest income after provision for loan losses	81,940	78,278	241,303	239,700
Noninterest income:
Fees on deposit accounts	19,212	17,637	53,403	52,079
Trust and investment services income	5,489	4,490	15,474	13,845
Mortgage banking income	4,817	4,124	18,532	12,098
Securities losses, net	—	(90)	—	(2)
Amortization of FDIC indemnification asset, net	(1,871)	(4,825)	(7,120)	(17,718)
Other	2,124	3,117	6,069	9,096
Total noninterest income	29,771	24,453	86,358	69,398
Noninterest expense:
Salaries and employee benefits	40,013	40,029	120,754	119,398
Net occupancy expense	5,395	5,387	15,678	16,758
Information services expense	4,736	3,417	13,076	12,154
Branch acquisition and consolidation expense	3,091	—	5,328	—
OREO expense and loan related	2,717	3,374	7,750	9,313
Furniture and equipment expense	2,554	3,166	8,461	10,171
Bankcard expense	2,448	2,141	6,713	6,520
Amortization of intangibles	2,078	2,080	6,058	6,268
Professional fees	1,383	1,068	4,377	3,501
Supplies, printing and postage expense	1,377	1,681	4,391	4,863
FDIC assessment and other regulatory charges	1,248	1,268	3,685	4,111
Advertising and marketing	1,054	837	2,918	2,679
Merger expense	—	6,846	—	19,341
Other	5,100	3,764	16,019	13,286
Total noninterest expense	73,194	75,058	215,208	228,363
Earnings:
Income before provision for income taxes	38,517	27,673	112,453	80,735
Provision for income taxes	13,377	8,346	38,515	26,546
Net income	25,140	19,327	73,938	54,189
Preferred stock dividends	—	—	—	1,073
Net income available to common shareholders	$25,140	$19,327	$73,938	$53,116
Earnings per common share:
Basic	$1.05	$0.81	$3.09	$2.22
Diluted	$1.04	$0.80	$3.05	$2.20
Dividends per common share	$0.25	$0.21	$0.72	$0.60
Weighted average common shares outstanding:
Basic	23,984	23,899	23,956	23,890
Diluted	24,285	24,160	24,235	24,139

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$25,140	$19,327	$73,938	$54,189
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	5,991	(2,877)	2,981	13,287
Tax effect	(2,284)	1,097	(1,137)	(5,066)
Reclassification adjustment for losses included in net income	—	90	—	2
Tax effect	—	(34)	—	(1)
Net of tax amount	3,707	(1,724)	1,844	8,222
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(154)	41	(245)	(144)
Tax effect	59	(16)	93	55
Reclassification adjustment for losses included in interest expense	89	78	230	232
Tax effect	(34)	(30)	(88)	(88)
Net of tax amount	(40)	73	(10)	55
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	225	165	674	495
Tax effect	(86)	(63)	(256)	(190)
Net of tax amount	139	102	418	305
Other comprehensive income (loss), net of tax	3,806	(1,549)	2,252	8,582
Comprehensive income	$28,946	$17,778	$76,190	$62,771

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2015 and 2014

(Dollars in thousands, except per share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2013	65,000	$1	24,104,124	$60,260	$762,354	$168,577	$(9,723)	$981,469
Comprehensive income	—	—	—	—	—	54,189	8,582	62,771
Cash dividends on Series A preferred stock at annual dividend rate of 9%	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared on common stock at $0.60 per share	—	—	—	—	—	(14,474)	—	(14,474)
Employee stock purchases	—	—	7,058	18	395	—	—	413
Stock options exercised	—	—	9,122	23	248	—	—	271
Restricted stock awards	—	—	21,560	54	(54)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(6,644)	(17)	(387)	—	—	(404)
Share-based compensation expense	—	—	—	—	3,022	—	—	3,022
Balance, September 30, 2014	—	$—	24,135,220	$60,338	$700,579	$207,219	$(1,141)	$966,995
Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920
Comprehensive income	—	—	—	—	—	73,938	2,252	76,190
Cash dividends declared on common stock at $0.72 per share	—	—	—	—	—	(17,413)	—	(17,413)
Employee stock purchases	—	—	6,971	17	427	—	—	444
Stock options exercised	—	—	30,560	77	881	—	—	958
Restricted stock awards	—	—	41,105	102	(102)	—	—	—
Common stock repurchased	—	—	(17,545)	(44)	(1,057)	—	—	(1,101)
Share-based compensation expense	—	—	—	—	4,314	—	—	4,314
Balance, September 30, 2015	—	$—	24,211,793	$60,529	$706,227	$279,681	$1,875	$1,048,312

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$73,938	$54,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,704	15,846
Provision for loan losses	5,038	5,109
Deferred income taxes	1,213	7,301
Loss on sale of securities	—	2
Share-based compensation expense	4,314	3,022
Amortization on FDIC indemnification asset	7,120	17,718
Accretion of discount related to performing acquired loans	(4,777)	(7,580)
Loss on disposals of premises and equipment	432	1,402
Gain on sale of OREO	(1,492)	(6,826)
Net amortization of premiums on investment securities	3,293	3,057
OREO write downs	7,673	8,673
Fair value adjustment for loans held for sale	(104)	—
Originations and purchases of mortgage loans for sale	(725,597)	(560,000)
Proceeds from mortgage loans sales	738,558	533,982
Net change in:
Accrued interest receivable	(248)	(4,129)
Prepaid assets	187	4,845
FDIC indemnification asset	7,098	37,567
Accrued interest payable	(2,009)	(1,154)
Accrued income taxes	15,435	(5,813)
Miscellaneous assets and liabilities	4,109	(12,542)
Net cash provided by operating activities	149,885	94,669
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	9,315
Proceeds from maturities and calls of investment securities held to maturity	345	1,535
Proceeds from maturities and calls of investment securities available for sale	175,875	114,441
Proceeds from sales of investment securities held to maturity	—	411
Proceeds from calls of other investment securities	1,392	—
Proceeds from sales of other investment securities	95	2,868
Purchases of investment securities available for sale	(255,218)	(131,823)
Purchases of other investment securities	—	(6,186)
Net increase in loans	(175,094)	(21,877)
Net cash received from branch acquisitions	403,548	—
Purchases of premises and equipment	(11,677)	(13,258)
Proceeds from sale of credit card loans	—	20,350
Proceeds from sale of OREO	28,189	48,102
Proceeds from sale of premises and equipment	25	3,914
Net cash provided by investing activities	167,480	27,792
Cash flows from financing activities:
Net increase (decrease) in deposits	178,675	(37,269)
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	38,980	19,828
Repayment of other borrowings	(46,397)	(1,186)
Common stock issuance	444	413
Preferred stock repurchase	—	(65,000)
Common stock repurchase	(1,101)	(404)
Dividends paid on preferred stock	—	(1,073)
Dividends paid on common stock	(17,413)	(14,474)
Stock options exercised	958	271
Net cash provided by (used in) financing activities	154,146	(98,894)
Net increase in cash and cash equivalents	471,511	23,567
Cash and cash equivalents at beginning of period	417,869	479,461
Cash and cash equivalents at end of period	$889,380	$503,028
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$9,993	$12,988
Income taxes	$21,946	$22,239
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $6,832 and $13,393, respectively; and non-covered of $16,190 and $22,888, respectively)	$23,022	$36,281

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments (ASU 2015-16). The update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, expanding the guidance provided in ASU 2015-03 by permitting the presentation of costs associated with securing a revolving line of credit as an asset, regardless of whether or not the line of credit is funded. For public companies, both updates will be effective for interim and annual periods beginning after December 15, 2015, and are to be applied retrospectively. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company's consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements. See Note 21 – Repurchase Agreements for the disclosure required under the provisions of ASU 2014-11.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the provisions of ASU 2014-09 to determine the potential impact the new standard will have to the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-04”). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 became effective for the Company on January 1, 2015 and although additional disclosures regarding residential real estate foreclosures and properties in process of foreclosure were required, did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). ASU 2014-01 amends FASB ASC 323, Investments – Equity Method and Joint Ventures, to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-02 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements (see Note 20).

Note 4 — Mergers and Acquisitions

The following mergers and acquisitions are referenced throughout this Form 10-Q:

•	Community Bank & Trust (“CBT”) – January 29, 2010 – Federal Deposit Insurance Corporation (“FDIC”) purchase and assumption agreement
•	Habersham Bank (“Habersham”) – February 18, 2011 – FDIC purchase and assumption agreement
•	BankMeridian, N.A. (“BankMeridian”) – July 29, 2011 – FDIC purchase and assumption agreement
•	Peoples Bancorporation, Inc. (“Peoples”) – April 24, 2012 – Whole bank acquisition
•	The Savannah Bancorp, Inc. (“Savannah”) – December 13, 2012 – Whole bank acquisition
•

First Financial Holdings, Inc. (“FFHI”) – July 26, 2013 – Whole bank acquisition which resulted in the assumption of FDIC purchase and assumption agreements with respect to Cape Fear Bank (“Cape Fear”) – April 10, 2009 and Plantation Federal Bank (“Plantation”) – April 27, 2012

•	Bank of America, N.A. (“BOA”) – August 21, 2015 – Branch acquisition which resulted in the purchase of 12 South Carolina branch locations and one Georgia branch location from BOA

“FDIC purchase and assumption agreement” means that only certain assets and liabilities were acquired by the bank from the FDIC.  A “whole bank acquisition” means that the two parties in the transaction agreed to the transaction, and there was no involvement of the FDIC.  A “whole bank acquisition with FDIC purchase and assumption agreements” means that the two parties in the transaction agreed to the merger, and there were existing FDIC purchase and assumption agreements.  A “branch acquisition” means that the Company purchased specific branches, including certain deposits and loans associated with such branches, from the seller at an agreed upon price.

Branch Acquisition

On August 21, 2015, the Bank completed its acquisition of from BOA of 12 South Carolina branches located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, and one Georgia branch located in Hartwell, Georgia. Under the terms of the Purchase and Assumption Agreement dated April 22, 2015, the Bank paid a deposit premium of $25.0 million, equal to 5.5% of the average daily deposits for the 30- day period immediately prior to the acquisition date. In addition, the Bank acquired approximately $3.1 million in loans and $4.1 million in premises and equipment.   This transaction was fully taxable and there were no deferred tax assets or liabilities recorded as a result of this transaction.

The branch acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

The following table presents the assets acquired and liabilities assumed as of August 21, 2015 and their initial fair value estimates:

	As Recorded	Fair Value		As Recorded by
(Dollars in thousands)	by BOA	Adjustments		the Company
Assets
Cash and cash equivalents	$428,567	$—		$428,567
Loans	3,445	(297)	(a)	3,148
Premises and equipment	6,267	(2,138)	(b)	4,129
Intangible assets	—	6,800	(c)	6,800
Other assets	66	—		66
Total assets	$438,345	$4,365		$442,710

Liabilities
Deposits:
Noninterest-bearing	$97,440	$—		$97,440
Interest-bearing	340,849	—		340,849
Total deposits	438,289	—		438,289
Other liabilities	56	—		56
Total liabilities	438,345	—		438,345
Net identifiable assets acquired over (under) liabilities assumed	—	4,365		4,365
Goodwill	—	20,654		20,654
Net assets acquired over (under) liabilities assumed	$—	$25,019		$25,019

Consideration:
Cash paid as deposit premium	$25,019
Fair value of total consideration transferred	$25,019

Explanation of fair value adjustments

(a)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(c)— Adjustment reflects the recording of the core deposit intangible on the acquired core deposit accounts.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2015:
State and municipal obligations	$9,314	$444	$—	$9,758
December 31, 2014:
State and municipal obligations	$9,659	$574	$—	$10,233
September 30, 2014:
State and municipal obligations	$10,389	$630	$—	$11,019

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2015:
Government-sponsored entities debt*	$123,926	$188	$(320)	$123,794
State and municipal obligations	130,553	3,946	(161)	134,338
Mortgage-backed securities**	616,341	9,170	(438)	625,073
Corporate stocks	3,161	411	(979)	2,593
	$873,981	$13,715	$(1,898)	$885,798
December 31, 2014:
Government-sponsored entities debt*	$149,720	$191	$(1,714)	$148,197
State and municipal obligations	133,635	4,141	(195)	137,581
Mortgage-backed securities**	511,414	7,572	(1,040)	517,946
Corporate stocks	3,161	573	(692)	3,042
	$797,930	$12,477	$(3,641)	$806,766
September 30, 2014:
Government-sponsored entities debt*	$140,438	$127	$(3,106)	$137,459
State and municipal obligations	137,733	3,834	(309)	141,258
Mortgage-backed securities**	519,569	5,608	(2,168)	523,009
Corporate stocks	3,161	538	(311)	3,388
	$800,901	$10,107	$(5,894)	$805,114

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
September 30, 2015:
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

The amortized cost and fair value of debt securities at September 30, 2015 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$640	$650	$5,910	$5,973
Due after one year through five years	1,074	1,154	70,967	71,520
Due after five years through ten years	7,600	7,954	205,310	209,356
Due after ten years	—	—	591,794	598,949
	$9,314	$9,758	$873,981	$885,798

Information pertaining to the Company’s securities with gross unrealized losses at September 30, 2015, December 31, 2014 and September 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2015:
Securities Available for Sale
Government-sponsored entities debt	$77	$14,915	$243	$32,732
State and municipal obligations	12	5,074	149	4,221
Mortgage-backed securities	179	32,579	259	24,555
Corporate stocks	—	—	979	1,251
	$268	$52,568	$1,630	$62,759
December 31, 2014:
Securities Available for Sale
Government-sponsored entities debt	$98	$22,896	$1,616	$82,798
State and municipal obligations	3	1,444	192	8,269
Mortgage-backed securities	266	61,508	774	55,960
Corporate stocks	—	—	692	1,538
	$367	$85,848	$3,274	$148,565
September 30, 2014:
Securities Available for Sale
Government-sponsored entities debt	$71	$18,422	$3,035	$81,384
State and municipal obligations	1	831	308	11,558
Mortgage-backed securities	811	147,160	1,357	62,638
Corporate stocks	311	1,919	—	—
	$1,194	$168,332	$4,700	$155,580

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of September 30, 2015 continue to perform as scheduled.  All equity securities available for sale in an unrealized loss position as of September 30, 2015 continue to pay dividends. As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2015. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$372,077	$364,221	$385,318
Commercial non-owner occupied	406,489	333,590	318,470
Total commercial non-owner occupied real estate	778,566	697,811	703,788
Consumer real estate:
Consumer owner occupied	987,863	786,778	702,521
Home equity loans	308,563	283,934	276,341
Total consumer real estate	1,296,426	1,070,712	978,862
Commercial owner occupied real estate	1,012,428	907,913	881,403
Commercial and industrial	462,588	405,923	355,580
Other income producing property	169,997	150,928	154,822
Consumer	223,210	189,317	183,451
Other loans	51,501	45,222	46,802
Total non-acquired loans	3,994,716	3,467,826	3,304,708
Less allowance for loan losses	(35,116)	(34,539)	(34,804)
Non-acquired loans, net	$3,959,600	$3,433,287	$3,269,904

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$16,482	$24,099	$27,705
Commercial non-owner occupied	42,172	49,476	50,307
Total commercial non-owner occupied real estate	58,654	73,575	78,012
Consumer real estate:
Consumer owner occupied	542,278	646,375	673,099
Home equity loans	203,025	234,949	242,720
Total consumer real estate	745,303	881,324	915,819
Commercial owner occupied real estate	42,524	62,065	65,420
Commercial and industrial	27,459	41,130	35,072
Other income producing property	56,092	65,139	68,557
Consumer	177,408	204,766	214,463
Total FASB ASC Topic 310-20 acquired loans	$1,107,440	$1,327,999	$1,377,343

The unamortized discounted related to the acquired non-credit impaired loans totaled $18.7 million, $23.5 million, and $25.5 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$12,963	$15,813	$17,097
Commercial real estate	266,465	325,109	354,715
Commercial real estate—construction and development	55,168	65,262	73,322
Residential real estate	330,754	390,244	406,276
Consumer	73,632	85,449	90,038
Commercial and industrial	34,074	44,804	46,988
Single pay	24	86	88
Total FASB ASC Topic 310-30 acquired loans	773,080	926,767	988,524
Less allowance for loan losses	(4,474)	(7,365)	(8,032)
FASB ASC Topic 310-30 acquired loans, net	$768,606	$919,402	$980,492

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of September 30, 2015, December 31, 2014 and September 30, 2014 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Contractual principal and interest	$1,025,557	$1,337,703	$1,416,207
Non-accretable difference	(52,463)	(104,110)	(161,465)
Cash flows expected to be collected	973,094	1,233,593	1,254,742
Accretable yield	(200,014)	(306,826)	(266,218)
Carrying value	$773,080	$926,767	$988,524
Allowance for acquired loan losses	$(4,474)	$(7,365)	$(8,032)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$919,402	$1,220,638
Net reductions for payments, foreclosures, and accretion	(153,687)	(243,732)
Change in the allowance for loan losses on acquired loans	2,891	3,586
Balance at end of period, net of allowance for loan losses on acquired loans	$768,606	$980,492

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$306,826	$301,516
Accretion	(76,168)	(79,579)
Reclass of nonaccretable difference due to improvement in expected cash flows	39,030	46,960
Other changes, net	(69,674)	(2,679)
Balance at end of period	$200,014	$266,218

In the third quarter of 2015, the accretable yield balance declined by $24.9 million as loan accretion (income) was recognized. This was partially offset by improved expected cash flows of $23.6 million.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended September 30, 2015:
Balance at beginning of period	$34,782	$—	$4,688	$39,470
Loans charged-off	(1,530)	(141)	—	(1,671)
Recoveries of loans previously charged off	655	273	—	928
Net charge-offs	(875)	132	—	(743)
Provision (benefit)	1,209	(132)	(2)	1,075
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	1,209	(132)	(2)	1,075
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(212)	(212)
Balance at end of period	$35,116	$—	$4,474	$39,590
Three Months Ended September 30, 2014:
Balance at beginning of period	$35,422	$—	$9,159	$44,581
Loans charged-off	(2,713)	(879)	—	(3,592)
Recoveries of loans previously charged off	575	441	—	1,016
Net charge-offs	(2,138)	(438)	—	(2,576)
Provision (benefit)	1,520	438	(658)	1,300
Benefit attributable to FDIC loss share agreements	—	—	791	791
Total provision for loan losses charged to operations	1,520	438	133	2,091
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(791)	(791)
Reduction due to loan removals	—	—	(469)	(469)
Balance at end of period	$34,804	$—	$8,032	$42,836

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Nine Months Ended September 30, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(4,206)	(2,510)	—	(6,716)
Recoveries of loans previously charged off	2,253	323	—	2,576
Net charge-offs	(1,953)	(2,187)	—	(4,140)
Provision (benefit)	2,530	2,187	300	5,017
Benefit attributable to FDIC loss share agreements	—	—	21	21
Total provision for loan losses charged to operations	2,530	2,187	321	5,038
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)
Reduction due to loan removals	—	—	(3,191)	(3,191)
Balance at end of period	$35,116	$—	$4,474	$39,590
Nine Months Ended September 30, 2014:
Balance at beginning of period	$34,331	$—	$11,618	$45,949
Loans charged-off	(5,972)	(879)	—	(6,851)
Recoveries of loans previously charged off	2,170	441	—	2,611
Net charge-offs	(3,802)	(438)	—	(4,240)
Provision (benefit)	4,275	438	(1,792)	2,921
Benefit attributable to FDIC loss share agreements	—	—	2,188	2,188
Total provision for loan losses charged to operations	4,275	438	396	5,109
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(2,188)	(2,188)
Reduction due to loan removals	—	—	(1,794)	(1,794)
Balance at end of period	$34,804	$—	$8,032	$42,836

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended September 30, 2015
Allowance for loan losses:
Balance, June 30, 2015	$4,998	$3,038	$8,684	$7,125	$2,868	$3,983	$2,019	$1,608	$459	$34,782
Charge-offs	(85)	(5)	(23)	(230)	(74)	(102)	—	(1,011)	—	(1,530)
Recoveries	122	23	7	89	91	79	11	233	—	655
Provision (benefit)	(826)	268	376	471	26	16	(3)	886	(5)	1,209
Balance, September 30, 2015	$4,209	$3,324	$9,044	$7,455	$2,911	$3,976	$2,027	$1,716	$454	$35,116
Loans individually evaluated for impairment	$585	$26	$248	$121	$3	$21	$430	$3	$19	$1,456
Loans collectively evaluated for impairment	$3,624	$3,298	$8,796	$7,334	$2,908	$3,955	$1,597	$1,713	$435	$33,660
Loans:
Loans individually evaluated for impairment	$5,727	$2,569	$11,445	$7,818	$293	$1,045	$4,788	$101	$693	$34,479
Loans collectively evaluated for impairment	366,350	403,920	1,000,983	980,045	308,270	461,543	165,209	223,109	50,808	3,960,237
Total non-acquired loans	$372,077	$406,489	$1,012,428	$987,863	$308,563	$462,588	$169,997	$223,210	$51,501	$3,994,716
Three Months Ended September 30, 2014
Allowance for loan losses:
Balance , June 30, 2014	$6,652	$3,398	$7,958	$6,537	$2,975	$3,640	$2,588	$1,270	$404	$35,422
Charge-offs	(825)	—	(3)	—	(501)	(4)	(83)	(1,297)	—	(2,713)
Recoveries	120	5	68	20	18	93	13	238	—	575
Provision (benefit)	464	(307)	123	(83)	346	(187)	70	1,120	(26)	1,520
Balance, September 30, 2014	$6,411	$3,096	$8,146	$6,474	$2,838	$3,542	$2,588	$1,331	$378	$34,804
Loans individually evaluated for impairment	$402	$30	$100	$121	$—	$12	$711	$1	$—	$1,377
Loans collectively evaluated for impairment	$6,009	$3,066	$8,046	$6,353	$2,838	$3,530	$1,877	$1,330	$378	$33,427
Loans:
Loans individually evaluated for impairment	$4,876	$3,784	$9,436	$2,427	$—	$1,110	$6,380	$50	$—	$28,063
Loans collectively evaluated for impairment	380,442	314,686	871,967	700,094	276,341	354,470	148,442	183,401	46,802	3,276,645
Total non-acquired loans	$385,318	$318,470	$881,403	$702,521	$276,341	$355,580	$154,822	$183,451	$46,802	$3,304,708

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(185)	(88)	(575)	(274)	(282)	(357)	(13)	(2,432)	—	(4,206)
Recoveries	256	52	23	134	201	745	77	765	—	2,253
Provision (benefit)	(1,528)	206	1,181	729	163	27	(269)	2,016	5	2,530
Balance, September 30, 2015	$4,209	$3,324	$9,044	$7,455	$2,911	$3,976	$2,027	$1,716	$454	$35,116
Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance, December 31, 2014	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	5	(236)	(531)	(299)	(917)	(1,024)	(251)	(2,719)	—	(5,972)
Recoveries	362	352	85	262	58	221	172	658	—	2,170
Provision (benefit)	(745)	(697)	825	442	915	753	158	2,455	169	4,275
Balance, September 30, 2015	$6,411	$3,096	$8,146	$6,474	$2,838	$3,542	$2,588	$1,331	$378	$34,804

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended September 30, 2015
Allowance for loan losses:
Balance, June 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	8	(79)	(7)	—	(63)	(141)
Recoveries	1	—	—	95	161	2	3	11	273
Provision (benefit)	(1)	—	—	(103)	(82)	5	(3)	52	(132)
Balance, September 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	16,482	42,172	42,524	542,278	203,025	27,459	56,092	177,408	1,107,440
Total acquired non-credit impaired loans	$16,482	$42,172	$42,524	$542,278	$203,025	$27,459	$56,092	$177,408	$1,107,440
Three Months Ended September 30, 2014
Allowance for loan losses:
Balance , June 30, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(60)	—	—	(22)	(363)	(273)	(14)	(147)	(879)
Recoveries	—	—	—	1	79	347	—	14	441
Provision (benefit)	60	—	—	21	284	(74)	14	133	438
Balance, September 30, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	27,705	50,307	65,420	673,099	242,720	35,072	68,557	214,463	1,377,343
Total acquired non-credit impaired loans	$27,705	$50,307	$65,420	$673,099	$242,720	$35,072	$68,557	$214,463	$1,377,343

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(360)	(1,459)	(120)	(3)	(568)	(2,510)
Recoveries	3	—	—	100	178	17	4	21	323
Provision (benefit)	(3)	—	—	260	1,281	103	(1)	547	2,187
Balance, September 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(60)	—	—	(22)	(363)	(273)	(14)	(147)	(879)
Recoveries	—	—	—	1	79	347	—	14	441
Provision (benefit)	60	—	—	21	284	(74)	14	133	438
Balance, September 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three Months Ended September 30, 2015
Allowance for loan losses:
Balance, June 30, 2015	$(66)	$532	$344	$3,183	$449	$197	$49	$4,688
Provision for loan losses before benefit attributable to FDIC loss share agreements	7	—	433	(160)	(249)	15	(48)	(2)
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	7	—	433	(160)	(249)	15	(48)	(2)
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	59	(7)	(49)	(160)	(44)	(12)	1	(212)
Balance, September 30, 2015	$—	$525	$728	$2,863	$156	$200	$2	$4,474
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$525	$728	$2,863	$156	$200	$2	$4,474
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	12,963	266,465	55,168	330,754	73,632	34,074	24	773,080
Total acquired credit impaired loans	$12,963	$266,465	$55,168	$330,754	$73,632	$34,074	$24	$773,080

Three Months Ended September 30, 2014
Allowance for loan losses:
Balance , June 30, 2014	$201	$1,616	$815	$5,118	$385	$950	$74	$9,159
Provision for loan losses before benefit attributable to FDIC loss share agreements	(6)	(132)	(9)	(279)	(39)	(191)	(2)	(658)
Benefit attributable to FDIC loss share agreements	6	144	9	394	40	198	—	791
Total provision for loan losses charged to operations	—	12	—	115	1	7	(2)	133
Provision for loan losses recorded through the FDIC loss share receivable	(6)	(144)	(9)	(394)	(40)	(198)	—	(791)
Reduction due to loan removals	—	—	(405)	(32)	(16)	(16)	—	(469)
Balance, September 30, 2014	$195	$1,484	$401	$4,807	$330	$743	$72	$8,032
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$195	$1,484	$401	$4,807	$330	$743	$72	$8,032
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	17,097	354,715	73,322	406,276	90,038	46,988	88	988,524
Total acquired credit impaired loans	$17,097	$354,715	$73,322	$406,276	$90,038	$46,988	$88	$988,524

*—The carrying value of acquired credit impaired loans includes a non accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements	7	3	443	(138)	141	(107)	(49)	300
Benefit attributable to FDIC loss share agreements	—	—	—	—	(107)	127	1	21
Total provision for loan losses charged to operations	7	3	443	(138)	34	20	(48)	321
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	107	(127)	(1)	(21)
Reduction due to loan removals	(142)	(922)	(51)	(1,386)	(260)	(411)	(19)	(3,191)
Balance, September 30, 2015	$—	$525	$728	$2,863	$156	$200	$2	$4,474
Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(129)	(328)	(623)	(205)	(144)	(366)	3	(1,792)
Benefit attributable to FDIC loss share agreements	182	364	795	338	141	372	(4)	2,188
Total provision for loan losses charged to operations	53	36	172	133	(3)	6	(1)	396
Provision for loan losses recorded through the FDIC loss share receivable	(182)	(364)	(795)	(338)	(141)	(372)	4	(2,188)
Reduction due to loan removals	21	(4)	(1,220)	(120)	(64)	(372)	(35)	(1,794)
Balance, September 30, 2014	$195	$1,484	$401	$4,807	$330	$743	$72	$8,032

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$349,808	$337,641	$358,474	$388,303	$307,450	$292,231	$970,090	$858,220	$827,322
Special mention	15,629	15,466	16,433	14,888	20,596	20,412	28,799	34,737	39,261
Substandard	6,640	11,114	10,411	3,298	5,544	5,827	13,539	14,956	14,820
Doubtful	—	—	—	—	—	—	—	—	—
	$372,077	$364,221	$385,318	$406,489	$333,590	$318,470	$1,012,428	$907,913	$881,403

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$456,912	$397,555	$346,394	$157,233	$135,400	$139,946	$2,322,346	$2,036,266	$1,964,367
Special mention	4,321	6,718	7,786	8,808	10,333	8,078	72,445	87,850	91,970
Substandard	1,355	1,650	1,400	3,956	5,195	6,798	28,788	38,459	39,256
Doubtful	—	—	—	—	—	—	—	—	—
	$462,588	$405,923	$355,580	$169,997	$150,928	$154,822	$2,423,579	$2,162,575	$2,095,593

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$953,523	$746,847	$660,578	$294,712	$269,844	$262,080	$221,515	$188,049	$182,489
Special mention	17,198	22,129	24,144	7,987	8,047	9,097	897	764	636
Substandard	17,142	17,802	16,899	5,842	6,021	5,142	798	504	326
Doubtful	—	—	900	22	22	22	—	—	—
	$987,863	$786,778	$702,521	$308,563	$283,934	$276,341	$223,210	$189,317	$183,451

	Other			Consumer Total
	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	December 31, 2014	September 30, 2014
Pass	$51,501	$45,222	$46,802	$1,521,251	$1,249,962	$1,151,949
Special mention	—	—	—	26,082	30,940	33,877
Substandard	—	—	—	23,782	24,327	22,367
Doubtful	—	—	—	22	22	922
	$51,501	$45,222	$46,802	$1,571,137	$1,305,251	$1,209,115

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Pass	$3,843,597	$3,286,228	$3,116,316
Special mention	98,527	118,790	125,847
Substandard	52,570	62,786	61,623
Doubtful	22	22	922
	$3,994,716	$3,467,826	$3,304,708

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$15,196	$22,456	$25,855	$35,562	$42,572	$42,087	$42,189	$61,040	$64,283
Special mention	113	816	805	399	6,039	7,982	291	265	363
Substandard	1,173	827	1,045	6,211	865	238	44	760	774
Doubtful	—	—	—	—	—	—	—	—	—
	$16,482	$24,099	$27,705	$42,172	$49,476	$50,307	$42,524	$62,065	$65,420

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$26,473	$39,780	$33,163	$54,684	$63,090	$66,202	$174,104	$228,938	$231,590
Special mention	213	448	869	435	896	899	1,451	8,464	10,918
Substandard	773	902	1,040	973	1,153	1,456	9,174	4,507	4,553
Doubtful	—	—	—	—	—	—	—	—	—
	$27,459	$41,130	$35,072	$56,092	$65,139	$68,557	$184,729	$241,909	$247,061

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$537,884	$639,555	$666,517	$190,648	$222,653	$229,377	$174,465	$201,636	$211,709
Special mention	2,009	1,241	2,200	5,198	4,491	5,490	630	619	600
Substandard	2,385	5,579	4,382	7,179	7,805	7,853	2,313	2,511	2,154
Doubtful	—	—	—	—	—	—	—	—	—
	$542,278	$646,375	$673,099	$203,025	$234,949	$242,720	$177,408	$204,766	$214,463

	Consumer Total
	September 30,	December 31,	September 30,
	2015	2014	2014
Pass	$902,997	$1,063,844	$1,107,603
Special mention	7,837	6,351	8,290
Substandard	11,877	15,895	14,389
Doubtful	—	—	—
	$922,711	$1,086,090	$1,130,282

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Pass	$1,077,101	$1,292,782	$1,339,193
Special mention	9,288	14,815	19,208
Substandard	21,051	20,402	18,942
Doubtful	—	—	—
	$1,107,440	$1,327,999	$1,377,343

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 18):

	Commercial Loans Greater						Commercial Real Estate—
	Than or Equal to						Construction and
	$1 million-CBT			Commercial Real Estate			Development
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$11,027	$11,248	$12,431	$179,481	$208,269	$218,900	$25,784	$26,855	$28,135
Special mention	1,045	1,030	1,041	37,674	35,896	41,711	12,875	9,539	10,346
Substandard	891	3,535	3,625	49,310	80,944	94,104	16,509	28,868	34,841
Doubtful	—	—	—	—	—	—	—	—	—
	$12,963	$15,813	$17,097	$266,465	$325,109	$354,715	$55,168	$65,262	$73,322

	Residential Real Estate			Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2015	2014	2014	2015	2014	2014	2015	2014	2014
Pass	$166,106	$190,931	$185,636	$11,156	$7,493	$8,150	$23,003	$25,530	$27,211
Special mention	69,998	73,699	78,683	24,248	29,087	30,616	2,092	5,317	2,853
Substandard	94,650	125,614	141,957	38,228	48,869	51,272	8,979	13,957	16,924
Doubtful	—	—	—	—	—	—	—	—	—
	$330,754	$390,244	$406,276	$73,632	$85,449	$90,038	$34,074	$44,804	$46,988

				Total Acquired
	Single Pay			Credit Impaired Loans
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2015	2014	2014	2015	2014	2014
Pass	$10	$58	$60	$416,567	$470,384	$480,523
Special mention	—	—	—	147,932	154,568	165,250
Substandard	14	28	28	208,581	301,815	342,751
Doubtful	—	—	—	—	—	—
	$24	$86	$88	$773,080	$926,767	$988,524

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2015
Commercial real estate:
Construction and land development	$752	$209	$1,113	$2,074	$370,003	$372,077
Commercial non-owner occupied	1,218	—	1,597	2,815	403,674	406,489
Commercial owner occupied	2,418	108	5,350	7,876	1,004,552	1,012,428
Consumer real estate:
Consumer owner occupied	1,886	1,180	3,044	6,110	981,753	987,863
Home equity loans	661	275	584	1,520	307,043	308,563
Commercial and industrial	404	90	160	654	461,934	462,588
Other income producing property	246	194	450	890	169,107	169,997
Consumer	656	114	314	1,084	222,126	223,210
Other loans	—	—	—	—	51,501	51,501
	$8,241	$2,170	$12,612	$23,023	$3,971,693	$3,994,716
December 31, 2014
Commercial real estate:
Construction and land development	$318	$439	$1,354	$2,111	$362,110	$364,221
Commercial non-owner occupied	1,197	—	1,432	2,629	330,961	333,590
Commercial owner occupied	1,106	95	5,403	6,604	901,309	907,913
Consumer real estate:
Consumer owner occupied	1,946	501	2,746	5,193	781,585	786,778
Home equity loans	679	443	519	1,641	282,293	283,934
Commercial and industrial	760	123	107	990	404,933	405,923
Other income producing property	570	114	1,319	2,003	148,925	150,928
Consumer	512	243	120	875	188,442	189,317
Other loans	65	46	62	173	45,049	45,222
	$7,153	$2,004	$13,062	$22,219	$3,445,607	$3,467,826
September 30, 2014
Commercial real estate:
Construction and land development	$510	$195	$1,208	$1,913	$383,405	$385,318
Commercial non-owner occupied	878	—	2,819	3,697	314,773	318,470
Commercial owner occupied	177	4,079	2,149	6,405	874,998	881,403
Consumer real estate:
Consumer owner occupied	1,842	646	2,293	4,781	697,740	702,521
Home equity loans	1,178	291	404	1,873	274,468	276,341
Commercial and industrial	408	121	113	642	354,938	355,580
Other income producing property	264	219	2,202	2,685	152,137	154,822
Consumer	442	153	117	712	182,739	183,451
Other loans	105	32	38	175	46,627	46,802
	$5,804	$5,736	$11,343	$22,883	$3,281,825	$3,304,708

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2015
Commercial real estate:
Construction and land development	$—	$—	$39	$39	$16,443	$16,482
Commercial non-owner occupied	32	—	—	32	42,140	42,172
Commercial owner occupied	245	4	39	288	42,236	42,524
Consumer real estate:
Consumer owner occupied	116	150	516	782	541,496	542,278
Home equity loans	658	92	537	1,287	201,738	203,025
Commercial and industrial	—	2	238	240	27,219	27,459
Other income producing property	97	7	5	109	55,983	56,092
Consumer	598	244	722	1,564	175,844	177,408
	$1,746	$499	$2,096	$4,341	$1,103,099	$1,107,440
December 31, 2014
Commercial real estate:
Construction and land development	$17	$—	$40	$57	$24,042	$24,099
Commercial non-owner occupied	—	—	—	—	49,476	49,476
Commercial owner occupied	414	—	38	452	61,613	62,065
Consumer real estate:
Consumer owner occupied	443	241	1,566	2,250	644,125	646,375
Home equity loans	1,451	866	972	3,289	231,660	234,949
Commercial and industrial	14	250	117	381	40,749	41,130
Other income producing property	97	—	88	185	64,954	65,139
Consumer	885	341	843	2,069	202,697	204,766
	$3,321	$1,698	$3,664	$8,683	$1,319,316	$1,327,999
September 30, 2014
Commercial real estate:
Construction and land development	$1,216	$—	$41	$1,257	$26,448	$27,705
Commercial non-owner occupied	17	—	—	17	50,290	50,307
Commercial owner occupied	1,054	—	37	1,091	64,329	65,420
Consumer real estate:
Consumer owner occupied	7,429	664	2,338	10,431	662,668	673,099
Home equity loans	1,124	403	945	2,472	240,248	242,720
Commercial and industrial	218	56	240	514	34,558	35,072
Other income producing property	276	75	85	436	68,121	68,557
Consumer	1,488	283	637	2,408	212,055	214,463
	$12,822	$1,481	$4,323	$18,626	$1,358,717	$1,377,343

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,963	$12,963
Commercial real estate	1,902	1,145	5,190	8,237	258,228	266,465
Commercial real estate—construction and development	960	983	2,575	4,518	50,650	55,168
Residential real estate	3,735	1,913	8,805	14,453	316,301	330,754
Consumer	1,660	630	2,305	4,595	69,037	73,632
Commercial and industrial	458	153	2,776	3,387	30,687	34,074
Single pay	—	—	—	—	24	24
	$8,715	$4,824	$21,651	$35,190	$737,890	$773,080
December 31, 2014
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$2,896	$2,896	$12,917	$15,813
Commercial real estate	4,350	723	15,866	20,939	304,170	325,109
Commercial real estate—construction and development	1,750	452	8,204	10,406	54,856	65,262
Residential real estate	7,194	2,856	15,471	25,521	364,723	390,244
Consumer	2,241	1,106	2,614	5,961	79,488	85,449
Commercial and industrial	451	196	3,413	4,060	40,744	44,804
Single pay	—	—	—	—	86	86
	$15,986	$5,333	$48,464	$69,783	$856,984	$926,767
September 30, 2014
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$3,625	$3,625	$13,472	$17,097
Commercial real estate	7,352	2,723	16,462	26,537	328,178	354,715
Commercial real estate—construction and development	700	529	9,930	11,159	62,163	73,322
Residential real estate	17,424	4,784	15,678	37,886	368,390	406,276
Consumer	5,070	1,517	2,166	8,753	81,285	90,038
Commercial and industrial	1,058	456	4,628	6,142	40,846	46,988
Single pay	—	—	—	—	88	88
	$31,604	$10,009	$52,489	$94,102	$894,422	$988,524

The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
September 30, 2015
Commercial real estate:
Construction and land development	$8,321	$1,128	$4,599	$5,727	$585
Commercial non-owner occupied	3,935	1,644	925	2,569	26
Commercial owner occupied	16,195	7,325	4,120	11,445	248
Consumer real estate:
Consumer owner occupied	8,969	3,928	3,890	7,818	121
Home equity loans	390	185	108	293	3
Commercial and industrial	1,939	295	750	1,045	21
Other income producing property	5,601	117	4,671	4,788	430
Consumer	151	—	101	101	3
Other loans	887	—	693	693	19
Total	$46,388	$14,622	$19,857	$34,479	$1,456
December 31, 2014
Commercial real estate:
Construction and land development	$7,414	$1,528	$3,324	$4,852	$475
Commercial non-owner occupied	4,920	2,539	1,071	3,610	77
Commercial owner occupied	12,508	5,546	3,614	9,160	172
Consumer real estate:
Consumer owner occupied	3,393	—	2,966	2,966	144
Home equity loans	131	—	31	31	1
Commercial and industrial	1,625	336	572	908	41
Other income producing property	6,280	360	5,138	5,498	646
Consumer	95	—	60	60	2
Total	$36,366	$10,309	$16,776	$27,085	$1,558
September 30, 2014
Commercial real estate:
Construction and land development	$7,386	$2,229	$2,647	$4,876	$402
Commercial non-owner occupied	4,846	2,700	1,084	3,784	30
Commercial owner occupied	13,097	5,576	3,860	9,436	100
Consumer real estate:
Consumer owner occupied	2,972	—	2,427	2,427	121
Home equity loans	—	—	—	—	—
Commercial and industrial	1,447	693	417	1,110	12
Other income producing property	7,066	914	5,466	6,380	711
Consumer	81	—	50	50	1
Total	$36,895	$12,112	$15,951	$28,063	$1,377

Acquired credit impaired loans are accounted for in pools as shown on page 12 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Three Months Ended September 30,
	2015		2014
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$5,418	$116	$5,277	$23
Commercial non-owner occupied	2,590	13	4,966	8
Commercial owner occupied	11,208	89	10,294	27
Consumer real estate:
Consumer owner occupied	7,070	80	2,480	30
Home equity loans	263	4	—	—
Commercial and industrial	1,028	29	929	2
Other income producing property	4,788	95	6,377	52
Consumer	85	1	68	1
Other loans	347	4	—	—
Total Impaired Loans	$32,797	$431	$30,391	$143

	Nine Months Ended September 30,
	2015		2014
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$5,290	$170	$5,308	$58
Commercial non-owner occupied	3,090	38	3,469	36
Commercial owner occupied	10,303	255	10,242	103
Consumer real estate:
Consumer owner occupied	5,392	133	2,720	63
Home equity loans	162	7	—	—
Commercial and industrial	976	47	757	15
Other income producing property	5,143	174	4,515	112
Consumer	80	2	25	4
Other loans	347	4	—	—
Total Impaired Loans	$30,783	$830	$27,036	$391

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Commercial non-owner occupied real estate:
Construction and land development	$1,291	$2,920	$2,851
Commercial non-owner occupied	1,117	2,325	2,483
Total commercial non-owner occupied real estate	2,408	5,245	5,334
Consumer real estate:
Consumer owner occupied	8,043	6,015	1,481
Home equity loans	1,533	1,412	4,034
Total consumer real estate	9,576	7,427	5,515
Commercial owner occupied real estate	4,353	3,605	6,532
Commercial and industrial	466	600	648
Other income producing property	740	1,348	2,235
Consumer	556	344	155
Other loans	—	—	—
Restructured loans	5,616	9,425	9,633
Total loans on nonaccrual status	$23,715	$27,994	$30,052

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Commercial non-owner occupied real estate:
Construction and land development	$39	$41	$—
Commercial non-owner occupied	95	645	14
Total commercial non-owner occupied real estate	134	686	14
Consumer real estate:
Consumer owner occupied	1,048	3,685	2,733
Home equity loans	1,115	1,507	1,228
Total consumer real estate	2,163	5,192	3,961
Commercial owner occupied real estate	40	38	38
Commercial and industrial	243	120	165
Other income producing property	382	309	318
Consumer	1,168	1,193	863
Total loans on nonaccrual status	$4,130	$7,538	$5,359

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

The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the three and nine months ended September 30, 2015 and 2014, the Company’s TDR’s were not material.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$22,161	$86,447
Decrease in expected losses on loans	(21)	(2,188)
Additional recoveries on OREO	(4,164)	(3,710)
Reimbursable expenses	701	1,947
Amortization of discounts and premiums, net	(7,120)	(17,718)
Reimbursements from FDIC	(3,615)	(33,795)
Balance at end of period	$7,942	$30,983

The FDIC indemnification asset is measured separately from the related covered assets.  At September 30, 2015, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $9.7 million less than the current carrying value.  This amount is being recognized as amortization (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian and Plantation acquisitions.  This amount is determined each reporting period and at September 30, 2015, as well as September 30, 2014, was estimated to be approximately $4.1 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.4 million for September 31, 2015 and $3.1 million for September 31, 2014, related to the Plantation acquisition at the end of the loss share agreement (April 2017).  The actual payment to the FDIC will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT, Cape Fear, or Habersham FDIC-assisted transactions as of September 30, 2015.

Effective March 31, 2015, the Commercial Shared-Loss Agreement with the FDIC for CBT expired and losses on assets covered under this agreement are no longer claimable after filing the first quarter of 2015 commercial loss share certificate. The carrying value of commercial loans and OREO no longer covered under the CBT loss share agreement as of April 1, 2015 totaled $49.0 million and $2.2 million, respectively.  These assets were transferred from the balance of loans and OREO classified as covered to non-covered. The Commercial Shared-Loss Agreement for Cape Fear expired June 30, 2014 and losses on assets covered under this agreement are no longer claimable. On March 31, 2016, the Commercial Shared-Loss Agreement with the FDIC for Habersham will expire and losses on assets covered under this agreement are no longer claimable after March 31, 2016.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Nine Months Ended September 30,
	2015			2014
		Covered			Covered
(Dollars in thousands)	OREO	OREO	Total	OREO	OREO	Total
Beginning balance	$26,499	$16,227	$42,726	$37,398	$27,520	$64,918
Additions	16,190	6,832	23,022	22,888	13,393	36,281
Transfers	2,245	(2,245)	—	—	—	—
Writedowns	(2,763)	(4,910)	(7,673)	(4,375)	(4,298)	(8,673)
Sold	(16,258)	(10,439)	(26,697)	(23,622)	(17,654)	(41,276)
Ending Balance	$25,913	$5,465	$31,378	$32,289	$18,961	$51,250

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At September 30, 2015, there were 157 properties included in OREO, with 123 uncovered and 34 covered by loss share agreements with the FDIC.  At September 30, 2014, there were 336 properties included in OREO, with 174 uncovered and 162 covered by loss share agreements with the FDIC. At September 30, 2015, the Company had $3.9 million in residential real estate included in OREO and $9.4 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Certificates of deposit	$1,159,285	$1,237,140	$1,300,580
Interest-bearing demand deposits	3,260,482	2,927,820	2,900,140
Non-interest bearing demand deposits	1,927,309	1,639,953	1,654,308
Savings deposits	726,373	655,132	658,903
Other time deposits	4,560	1,000	4,297
Total deposits	$7,078,009	$6,461,045	$6,518,228

At September 30, 2015, December 31, 2014, and September 30, 2014, the Company had $119.0 million, $128.5 million, and $136.8 million in certificates of deposits greater than $250,000, respectively.  At September 30, 2015, December 31, 2014, and September 30, 2014, the Company had $19.1 million, $23.4 million and $24.7 million, in traditional, out-of-market brokered deposits, respectively. On August 21, 2015, the Company acquired $438.3 million of deposits through the BOA branch acquisition.  See Note 4—Mergers and Acquisitions for additional information.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2015.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost	$(254)	$(277)	$(762)	$(833)
Expected return on plan assets	517	487	1,551	1,463
Recognized net actuarial loss	(225)	(165)	(674)	(495)
Net periodic pension benefit (expense)	$38	$45	$115	$135

The Company did not contribute to the pension plan for the three and nine months ended September 30, 2015, and does not expect to make any additional contributions during the remainder of 2015.  The plan’s assets currently exceed the projected benefit obligation of the plan, and no additional contributions are required for 2015.

Electing employees are eligible to participate in the employees’ savings plan, under the provisions of Internal Revenue Code Section 401(k), after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Effective January 1, 2015, employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s 2015 financial goals and payable the first quarter of 2016. The Company expensed $1.8 million and $1.2 million for the 401(k) plan during the three months ended September 30, 2015 and 2014, respectively. The Company expensed $4.3 million and $3.6 million for the 401(k) plan during the nine months ended September 30, 2015 and 2014, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands)	2015	2014	2015	2014
Basic earnings per common share:
Net income available to common shareholders	$25,140	$19,327	$73,938	$53,116
Weighted-average basic common shares	23,984	23,899	23,956	23,890
Basic earnings per common share	$1.05	$0.81	$3.09	$2.22
Diluted earnings per share:
Net income available to common shareholders	$25,140	$19,327	$73,938	$53,116
Weighted-average basic common shares	23,984	23,899	23,956	23,890
Effect of dilutive securities	301	261	279	249
Weighted-average dilutive shares	24,285	24,160	24,235	24,139
Diluted earnings per common share	$1.04	$0.80	$3.05	$2.20

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2015			2014			2015			2014
Number of shares			46,798			22,497			47,865			22,497
Range of exercise prices	$61.42	to	$66.32	$61.49	to	$66.32	$61.42	to	$66.32	$61.49	to	$66.32

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

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life (Yrs.)	Value(000's)
Outstanding at January 1, 2015	294,342	$35.91
Granted	26,430	61.74
Exercised	(30,560)	31.31
Outstanding at September 30, 2015	290,212	38.74	4.58	$11,064
Exercisable at September 30, 2015	231,931	34.45	3.63	$9,840
Weighted-average fair value of options granted during the year	$ 25.08

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Nine months ended September 30,
	2015		2014
Dividend yield	1.40%		1.27%
Expected life	8.5	years	6.3	years
Expected volatility	40.9%		43.8%		-	44.7%
Risk-free interest rate	1.79%		2.10%

As of September 30, 2015, there was $1.0 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.32 years as of September 30, 2015.  The total fair value of shares vested during the nine months ended September 30, 2015 was $386,000.

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

Nonvested restricted stock for the nine months ended September 30, 2015 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1 2015	228,907	$37.44
Granted	42,605	70.56
Vested	(44,444)	36.49
Forfeited	(1,500)	49.46
Nonvested at September 30, 2015	225,568	43.80

As of September 30, 2015, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.19 years as of September 30, 2015.  The total fair value of shares vested during the nine months ended September 30, 2015 was $1.7 million.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the nine months ended September 30, 2015, the Company accrued for 94% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the nine months ended September 30, 2015 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2015	79,308	$55.92
Granted	38,456	68.10
Vested	(2,315)	54.00
Nonvested at September 30, 2015	115,449	60.02

As of September 30, 2015, there was $3.2 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.26 years as of September 30, 2015.  The total fair value of RSUs vested during the nine months ended September 30, 2015 was $125,000.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2015, commitments to extend credit and standby letters of credit totaled $1.5 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015:
Assets
Derivative financial instruments	$2,379	$—	$2,379	$—
Loans held for sale	48,985	—	48,985	—
Securities available for sale:
Government-sponsored entities debt	$123,794	$—	$123,794	$—
State and municipal obligations	134,338	—	134,338	—
Mortgage-backed securities	625,073	—	625,073	—
Corporate stocks	2,593	2,368	225	—
Total securities available for sale	885,798	2,368	883,430	—
Mortgage servicing rights	24,665	—	—	24,665
	$961,827	$2,368	$934,794	$24,665
Liabilities
Derivative financial instruments	$1,904	$—	$1,904	$—
December 31, 2014:
Assets
Derivative financial instruments	$2,148	$—	$2,148	$—
Loans held for sale	61,934	—	61,934	—
Securities available for sale:
Government-sponsored entities debt	$148,197	$—	$148,197	$—
State and municipal obligations	137,581	—	137,581	—
Mortgage-backed securities	517,946	—	517,946	—
Corporate stocks	3,667	3,442	225	—
Total securities available for sale	806,766	2,817	803,949	—
Mortgage servicing rights	21,601	—	—	21,601
	$892,449	$2,817	$868,031	$21,601
Liabilities
Derivative financial instruments	$1,341	$—	$1,341	$—
September 30, 2014:
Assets
Derivative financial instruments	$1,101	$—	$1,101	$—
Loans held for sale	57,683	—	57,683	—
Securities available for sale:
Government-sponsored entities debt	$137,459	$—	$137,459	$—
State and municipal obligations	141,258	—	141,258	—
Mortgage-backed securities	523,009	—	523,009	—
Corporate stocks	3,388	3,163	225	—
Total securities available for sale	805,114	3,163	801,951	—
Mortgage servicing rights	22,052	—	—	22,052
	$885,950	$3,163	$860,735	$22,052
Liabilities
Derivative financial instruments	$986	$—	$986	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2015.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2015	$21,601	$—
Servicing assets that resulted from transfers of financial assets	5,770	—
Changes in fair value due to valuation inputs or assumptions	(92)	—
Changes in fair value due to increased principal paydowns	(2,614)	—
Fair value , September 30, 2015	$24,665	$—

Fair value, January 1, 2014	$20,729	$—
Servicing assets that resulted from transfers of financial assets	3,575	—
Changes in fair value due to valuation inputs or assumptions	(529)	—
Changes in fair value due to increased principal paydowns	(1,723)	—
Fair value, September 30, 2014	$22,052	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2015 or 2014.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015:
OREO	$31,378	$—	$—	$31,378
Non-acquired impaired loans	12,123	—	—	12,123
December 31, 2014:
OREO	$42,726	$—	$—	$42,726
Non-acquired impaired loans	12,612	—	—	12,612
September 30, 2014:
OREO	$51,250	$—	$—	$51,250
Non-acquired impaired loans	10,655	—	—	10,655

Quantitative Information about Level 3 Fair Value Measurement

			September 30,	December 31,	September 30,
	Valuation Technique	Unobservable Input	2015	2014	2014
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts	4.42%	5.80%	4.91%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	19.49%	21.89%	27.46%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015, December 31, 2014 and September 30, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2015
Financial assets:
Cash and cash equivalents	$889,380	$889,380	$889,380	$—	$—
Investment securities	904,143	904,587	11,399	893,188	—
Loans held for sale	48,985	48,985	—	48,985	—
Loans, net of allowance for loan losses	5,835,646	5,939,570	—	—	5,939,570
FDIC receivable for loss share agreements	7,942	205	—	—	205
Accrued interest receivable	16,614	16,614	—	3,709	12,905
Mortgage servicing rights	24,665	24,665	—	—	24,665
Interest rate swap - non-designated hedge	170	170	—	170	—
Other derivative financial instruments (mortgage banking related)	2,209	2,209	—	2,209	—
Financial liabilities:
Deposits	7,078,009	6,836,437	—	6,836,437	—
Federal funds purchased and securities sold under agreements to repurchase	260,521	260,521	—	260,521	—
Other borrowings	55,107	49,362	—	49,362	—
Accrued interest payable	2,302	2,302	—	2,302	—
Interest rate swap - cash flow hedge	871	871	—	871	—
Interest rate swap - non-designated hedge	170	170	—	170	—
Other derivative financial instruments (mortgage banking related)	863	863	—	863	—
Off balance sheet financial instruments:
Commitments to extend credit	—	24,676	—	24,676	—
Standby letters of credit and financial guarantees	—	—	—	—	—
December 31, 2014
Financial assets:
Cash and cash equivalents	$417,869	$417,869	$417,869	$—	$—
Investment securities	826,943	827,517	13,560	813,957	—
Loans held for sale	61,934	61,934	—	61,934	—
Loans, net of allowance for loan losses	5,680,688	5,743,111	—	—	5,743,111
FDIC receivable for loss share agreements	22,161	7,150	—	—	7,150
Accrued interest receivable	16,366	16,366	—	3,443	12,923
Mortgage servicing rights	21,601	21,601	—	—	21,601
Interest rate swap - non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	1,976	1,976	—	1,976	—
Financial liabilities:
Deposits	6,461,045	6,193,580	—	6,193,580	—
Federal funds purchased and securities sold under agreements to repurchase	221,541	221,541	—	221,541	—
Other borrowings	101,210	98,534	—	98,534	—
Accrued interest payable	4,311	4,311	—	4,311	—
Interest rate swap - cash flow hedge	856	856	—	856	—
Interest rate swap - non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	313	313	—	313	—
Off balance sheet financial instruments:
Commitments to extend credit	—	14,759	—	14,759	—
Standby letters of credit and financial guarantees	—	—	—	—	—
September 30, 2014
Financial assets:
Cash and cash equivalents	$503,028	$503,028	$503,028	$—	$—
Investment securities	826,021	826,651	13,681	812,970	—
Loans held for sale	57,683	57,683	—	57,683	—
Loans, net of allowance for loan losses	5,627,739	5,680,164	—	—	5,680,164
FDIC receivable for loss share agreements	30,983	13,873	—	—	13,873
Accrued interest receivable	17,134	17,134	—	3,708	13,426
Mortgage servicing rights	22,052	22,052	—	—	22,052
Interest rate swap - non-designated hedge	162	162	—	162	—
Other derivative financial instruments (mortgage banking related)	939	939	—	939	—
Financial liabilities:
Deposits	6,518,228	6,224,652	—	6,224,652	—
Federal funds purchased and securities sold under agreements to repurchase	231,229	231,652	—	231,652	—
Other borrowings	101,127	101,627	—	101,627	—
Accrued interest payable	4,234	4,234	—	4,234	—
Interest rate swap - cash flow hedge	824	824	—	824	—
Interest rate swap - non-designated hedge	162	162	—	162	—
Other derivative financial instruments (mortgage banking related)	—	—	—	—	—
Off balance sheet financial instruments:
Commitments to extend credit	—	12,007	—	12,007	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended September 30, 2015
Balance at June 30, 2015	$(5,036)	$3,604	$(499)	$(1,931)
Other comprehensive income (loss) before reclassifications	—	3,707	(95)	3,612
Amounts reclassified from accumulated other comprehensive income (loss)	139	—	55	194
Net comprehensive income (loss)	139	3,707	(40)	3,806
Balance at September 30, 2015	$(4,897)	$7,311	$(539)	$1,875

Three Months Ended September 30, 2014
Balance at June 30, 2014	$(3,382)	$4,373	$(583)	$408
Other comprehensive income (loss) before reclassifications	—	(1,780)	25	(1,755)
Amounts reclassified from accumulated other comprehensive income (loss)	102	56	48	206
Net comprehensive income (loss)	102	(1,724)	73	(1,549)
Balance at September 30, 2014	$(3,280)	$2,649	$(510)	$(1,141)

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(5,315)	$5,467	$(529)	$(377)
Other comprehensive income (loss) before reclassifications	—	1,844	(152)	1,692
Amounts reclassified from accumulated other comprehensive income (loss)	418	—	142	560
Net comprehensive income (loss)	418	1,844	(10)	2,252
Balance at September 30, 2015	$(4,897)	$7,311	$(539)	$1,875

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$(3,585)	$(5,573)	$(565)	$(9,723)
Other comprehensive income (loss) before reclassifications	—	8,221	(89)	8,132
Amounts reclassified from accumulated other comprehensive income (loss)	305	1	144	450
Net comprehensive income (loss)	305	8,222	55	8,582
Balance at September 30, 2014	$(3,280)	$2,649	$(510)	$(1,141)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income (Loss) Component	2015	2014	2015	2014	Income Statement Line Item Affected
(Gains) losses on cash flow hedges:
Interest rate contracts	$89	$78	$230	$232	Interest expense
	(34)	(30)	(88)	(88)	Provision for income taxes
	55	48	142	144	Net income
(Gains) losses on sales of available for sale securities:
	$—	$90	$—	$2	Other noninterest income
	—	(34)	—	(1)	Provision for income taxes
	—	56	—	1	Net income
Amortization of defined benefit pension items:
Actuarial (gains) losses	$225	$165	$674	$495	Salaries and employee benefits
	(86)	(63)	(256)	(190)	Provision for income taxes
	139	102	418	305	Net income
Total reclassifications for the period	$194	$206	$560	$450

Note 16 — Derivative Financial Instruments

Cash Flow Hedge of Interest Rate Risk

The Company utilizes an interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. The Company hedges the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate. This hedge expires on June 15, 2019. The notional amount on which the interest payments are based will not be exchanged. This derivatives contract calls for the Company to pay a fixed rate of 4.06% on $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $40,000 and $10,000 for the three and nine months ended September 30, 2015, respectively, compared to an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $73,000 and $55,000 for the three and nine months ended September 30, 2014, respectively.  The Company recognized an $870,000 cash flow hedge liability in other liabilities on the balance sheet at September 30, 2015, compared to a $824,000 liability recognized at September 30, 2014. There was no ineffectiveness in the cash flow hedge during the three and nine months ended September 30, 2015 and 2014.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2015 and 2014, the Company provided $950,000 and $950,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Non-designated Hedges of Interest Rate Risk

Customer Swap

As of September 30, 2015, the Company has two interest rate swap contracts that were classified as non-designated hedges that were acquired through the merger transaction with Savannah.  These derivatives are not designated as hedges and are not speculative in nature.  One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a derivatives dealer to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2015, the interest rate swaps had an aggregate notional amount of approximately $3.8 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for $170,000.  The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2015. In October of 2015, the customer elected to refinance their loan and terminate the related interest rate swap.  As a result, the Company terminated its swap and the Company received the collateral referenced in the following paragraph.  There was no gain or loss recognized as a result of the termination.

The Company also has an agreement with the derivatives dealer in this transaction that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on this derivatives obligation.  As of September 30, 2015, the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $170,000, which excludes any adjustment for nonperformance risk, related to these agreements.  As of September 30, 2015, the Company provided $355,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  If the Company had breached any of these provisions at September 30, 2015, it would have been required to settle its obligations under the agreement at the termination value, $175,000.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On September 30, 2015, the Company had derivative financial instruments outstanding with notional amounts totaling $90.0 million related to mortgage servicing rights.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $863,000 at September 30, 2015.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Mortgage loan pipeline	$106,460	$67,201	$55,759
Expected closures	79,845	50,760	41,842
Fair Value of mortgage loan pipeline commitments	2,003	1,335	1,061
Forward commitments	86,000	81,000	59,455
Fair value of forward commitments	(658)	(313)	475

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

As applied to the Company and the Bank, the new rules include a new minimum ratio of common equity Tier 1 capital ("CET1") to risk-weighted assets of 4.5%. The new rules also raise the minimum required ratio of Tier 1 capital to risk-weighted assets from 4% to 6%.  The minimum required leverage ratio under the new rules is 4%.   The minimum required total capital to risk-weighted assets ratio remains at 8% under the new rules.

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

The following table presents actual and required capital ratios as of September 30, 2015 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel IIII		Required - Basel IIII		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2015
Common equity Tier 1 to risk-weighted assets:
Consolidated	$693,121	11.82%	$263,907	4.50%	$410,523	7.00%	$381,200	6.50%
South State Bank (the Bank)	720,522	12.29%	263,769	4.50%	410,307	7.00%	380,999	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	743,805	12.68%	351,877	6.00%	498,492	8.50%	469,169	8.00%
South State Bank (the Bank)	720,522	12.29%	351,692	6.00%	498,230	8.50%	468,922	8.00%
Total capital to risk-weighted assets:
Consolidated	783,605	13.36%	469,169	8.00%	615,784	10.50%	586,461	10.00%
South State Bank (the Bank)	760,322	12.97%	468,922	8.00%	615,460	10.50%	586,153	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	743,805	9.32%	319,149	4.00%	319,149	4.00%	398,937	5.00%
South State Bank (the Bank)	720,522	9.04%	318,835	4.00%	318,835	4.00%	398,544	5.00%

The following table presents actual and required capital ratios as of December 31, 2014 and September 30, 2014 under the regulatory capital rules then in effect.

					Required to be
			Minimum Capital		Consolidated Well
	Actual		Requirement		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Tier 1 capital to risk-weighted assets:
Consolidated	$713,371	13.62%	$209,491	4.00%	n/a	n/a
South State Bank (the Bank)	700,280	13.37%	209,438	4.00%	314,158	6.00%
Total capital to risk-weighted assets:
Consolidated	755,484	14.43%	418,982	8.00%	n/a	n/a
South State Bank (the Bank)	742,393	14.18%	418,877	8.00%	523,596	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	713,371	9.47%	301,363	4.00%	n/a	n/a
South State Bank (the Bank)	700,280	9.30%	301,162	4.00%	376,452	5.00%
September 30, 2014:
Tier 1 capital to risk-weighted assets:
Consolidated	$694,095	13.29%	$208,900	8.00%	n/a	n/a
South State Bank (the Bank	684,033	13.09%	208,971	8.00%	313,456	6.00%
Total capital to risk-weighted assets:
Consolidated	737,243	14.12%	417,800	4.00%	n/a	n/a
South State Bank (the Bank)	727,079	13.92%	417,941	4.00%	522,426	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	694,095	9.16%	303,233	4.00%	n/a	n/a
South State Bank (the Bank)	684,033	9.03%	303,066	4.00%	378,833	5.00%

As of September 30, 2015, December 31, 2014, and September 30, 2014, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $338.3 million at September 30, 2015. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Gross carrying amount	$82,221	$75,354	$75,354
Accumulated amortization	(32,239)	(26,115)	(24,063)
	$49,982	$49,239	$51,291

Amortization expense totaled $2.1 million and $6.1 million for the three and nine months ended September 30, 2015, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

Quarter ending:
December 31, 2015	$2,266
March 31, 2016	1,904
June 30, 2016	1,892
September 30, 2016	1,891
December 31, 2016	1,890
Thereafter	40,139
$49,982

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of September 30, 2015, December 31, 2014, and September 30, 2014, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.5 billion, $2.3 billion, and $2.2 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and nine months ended September 30, 2015 and September 30, 2014 was $1.6 million and $4.7 million, and $1.2 million and $3.9 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At September 30, 2015, December 31, 2014, and September 30, 2014, mortgage servicing rights (“MSRs”) were $24.7 million, $21.6 million, and $22.1 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2015 were losses of $1.6 million and $92,000, respectively, compared to a gain of $162,000 and a loss of $529,000 for the three and nine months ended September 30, 2014, respectively.  Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value page 40 for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gains (losses) related to derivatives	$1,720	$183	$2,150	$2,118

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 14 —  Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSR are included in the following table.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2015		2014		2014
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.4%		99.2%		99.2%
Adjustable-rate mortgage loans	0.6%		0.8%		0.8%
Total	100.0%		100.0%		100.0%
Weighted average life	6.79	years	6.30	years	6.22	years
Constant Prepayment rate (CPR)	10.2%		11.4%		11.5%
Weighted average discount rate	9.8%		9.7%		9.5%
Effect on fair value due to change in interest rates
25 basis point increase	$1,555		$1,365		$1,499
50 basis point increase	2,945		2,555		2,803
25 basis point decrease	(1,883)		(1,562)		(1,688)
50 basis point decrease	(3,964)		(3,221)		(3,229)

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

Custodial escrow balances maintained in connection with the loan servicing were $21.4 million and $18.6 million at September 30, 2015 and September 30, 2014.

Mandatory cash forwards and whole loan sales were $230.8 million and $685.8 million for the three and nine months ended September 30, 2015, respectively, compared to $155.2 million and $425.5 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, $166.7 million and $517.8 million, or 72.2% and 75.5%, respectively, were sold with the servicing rights retained by the company compared to $136.4 million and $338.1 million, or 87.9% and 79.4%, for the three and nine months ended September 30, 2014, respectively.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $49.0 million, $61.9 million, and $56.6 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Note 20 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the nine months ended September 30, 2015, tax credits and other tax benefits of $1.4 million and amortization of $1.0 million were recorded.  For the nine months ended September 30, 2014, the Company recorded tax credits and other tax benefits of $1.1 million and amortization of $455,000. At September 30, 2015 and 2014, the Company’s carrying value of QAHPs was $12.4 million and $14.3 million, respectively, with an original investment of $22.1 million.  The Company has $1.5 million and $7.1 million in remaining funding obligations related to these QAHPs recorded in liabilities at September 30, 2015 and 2014, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 21 – Repurchase Agreements

Securities sold under agreements to repurchase ("repurchase agreements") represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in federal funds purchased and securities sold under agreements to repurchase on the condensed consolidated balance sheets.

At September 30, 2015, December 31, 2014 and September 30, 2014, the Company's repurchase agreement totaled $213.5 million, $160.9 million, and $173.2 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2015, December 31, 2014, and September 30, 2014.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $213.5 million, $160.9 million and $173.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 22 – Subsequent Events

On October 1, 2015, the state of South Carolina was under a state of emergency and, on October 5, 2015, selected areas were deemed a federal disaster as a result of the severe storms and flooding which began on October 1 and continued through October 7, 2015.  The Bank has offices in 11 of the 16 counties which were deemed federal disaster areas.  The Company has completed an initial assessment of the impact, and currently does not expect to incur material losses.  In addition, the Company has rolled out certain favorable loan programs to assist those affected.

Branch Initiatives

During the third quarter of 2015, the Company consolidated three additional branch locations as previously announced.  The Company also sold two branches in October of 2015 and received a 3.5% deposit premium on the 30-day average closing deposit balance of approximately $900,000.  The premium will be reduced by the unamortized core deposit intangible associated with the two branches.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2014.  Results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

At September 30,  2015, we had approximately $8.5 billion in assets and 2,083 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 and also analyzes our financial condition as of September 30,  2015 as compared to December 31, 2014 and September 30,  2014.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

On October 1, 2015, the state of South Carolina was under a state of emergency and, on October 5, 2015, selected areas were deemed a federal disaster as a result of the severe storms and flooding which began on October 1 and continued through October 7, 2015.  The Bank has offices in 11 of the 16 counties which were deemed federal disaster areas.  The Company has completed an initial assessment of the impact, and currently does not expect to incur material losses.  In addition, the Company has rolled out certain favorable loan programs to assist those affected.

Branch Initiatives

On August 21, 2015, the Bank completed the execution of the Purchase Agreement to acquire 12 South Carolina branch locations and one Georgia branch location from Bank of America, N.A.  The branches are located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, as well as Hartwell, Georgia.  As a result of the transaction, the Bank will enter into six new markets and three markets which overlap.  The Company paid a 5.5% deposit premium on the 30-day average closing balance of deposits prior to closing, which totaled $25.0 million.

During the third quarter of 2015, the Company consolidated three additional branch locations as previously announced.  The Company also sold two branches in October of 2015 and received a 3.5% deposit premium on the 30-day average closing deposit balance of approximately $900,000.  The premium will be reduced by the unamortized core deposit intangible associated with the two branches.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of September 30,  2015, December 31, 2014 and September 30,  2014, the balance of goodwill was $338.3 million, $317.7 million, and $317.7 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of September 30,  2015, book value was $43.30 per common share.  The lowest trading price during the first nine months of 2015, as reported by the NASDAQ Global Select Market, was $58.84 per share, and the stock price closed on September 30,  2015 at $76.87 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2015, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of September 30,  2015, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2010.

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

Results of Operations

We reported consolidated net income available to common shareholders of $25.1 million, or diluted earnings per share (“EPS”) of $1.04, for the third quarter of 2015 as compared to consolidated net income available to common shareholders of $19.3 million, or diluted EPS of $0.80, in the comparable period of 2014.  The $5.8 million increase in consolidated net income available to common shareholders was the net result of the following items:

•	An increase in interest income of $1.2 million from $4.8 million higher non-acquired loan interest income partially offset by $3.8 million in lower acquired loan interest income;
•	Lower interest expense of $1.4 million from the redemption of trust preferred debt in January 2015, and lower interest paid on deposits as rates have remained at historic lows;
•	Lower provision for loan losses by $1.0 million as asset quality continues to improve in the non-acquired and acquired loan portfolios;
•

Higher noninterest income of $5.3 million, with $3.0 million less in amortization of the FDIC indemnification asset, $1.6 million improvement in fees on deposit accounts, $1.0 million increase in trust and investment services income, and $693,000 more in mortgage banking income; partially offset by lower recoveries of acquired loans of $717,000;

•

Noninterest expense declined by $1.9 million in the third quarter to $73.2 million compared to the same quarter in 2014 of $75.1 million.  The largest decrease was in one-time costs (branch consolidation expenses for 2015 and merger and conversion related expenses in 2014) of $3.8 million, and partially offset by higher expense in information services expense, business development and staff related expense and professional fees;

•	An increase in the provision for income taxes of $5.0 million due to higher pre-tax income and higher effective rate; and
•	Diluted EPS was $1.04 compared to $0.80 in the comparable period in 2014 due to the 30.1% increase in net income available to common shareholders.

Our asset quality related to non-acquired loans continues to improve from the end of 2014 and from the end of the second quarter of 2015.  Non-acquired nonperforming assets declined from $30.5 million at June 30, 2015 to $29.9 million at September 30, 2015, a $672,000 decline.  Compared to the balance of nonperforming assets at September 30, 2014, nonperforming assets decreased $10.0 million due to a reduction in nonperforming loans of $6.6 million and a reduction in non-acquired OREO of $3.4 million.  Our non-acquired OREO increased by $94,000 from June 30, 2015 to $6.0 million at September 30, 2015.  Annualized net charge-offs for the third quarter of 2015 were 0.09%, or $875,000, down from net charge-offs in the third quarter of 2014 of 0.26%, or $2.1 million and down from net charge offs in the second quarter of 2015 of  0.12%, or $1.1 million.

The allowance for loan losses decreased to 0.88% of total non-acquired loans at September 30, 2015, down from 0.92% at June 30, 2015 and 1.05% at September 30, 2014.  The allowance provides 1.47 times coverage of non-acquired nonperforming loans at September 30, 2015, higher than 1.41 times at June 30, 2015, and 1.14 times at September 30, 2014.

During the third quarter of 2015, the Company had net charge-offs (recoveries) related to “acquired non-credit impaired loans” which totaled ($132,000), or (0.05%) annualized, and accordingly, recorded a provision for loan losses equal to the net charge off (recovery) for the same amount.  Additionally, we have $4.1 million in nonperforming loans from this loan portfolio, down from $5.3 million at June 30, 2015.

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

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances of both the acquired credit impaired and the acquired non-credit impaired portfolio.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the third quarter of 2015 assessment of the impact acquired loan portfolio and the related impact on the indemnification asset:

•

Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $1.3 million from the second quarter of 2015, and a decline of $3.8 million compared to the third quarter of 2014, as the acquired loan balances decreased even though the yield improved; and

•

The amortization of the indemnification asset also decreased by approximately $171,000 compared to the second quarter of 2015, and by $3.0 million compared to the third quarter of 2014.  The year over year decline was primarily the result of the expiration of the commercial loss share agreement from the CBT FDIC transaction (which began in January of 2010) that occurred at March 31, 2015.  We anticipate a continued decline in the amortization of the indemnification asset in subsequent periods, however, the decline is not expected to be as significant.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield continues to increase due to the continued improvement in overall credit quality of this portfolio.  In addition, certain acquired credit impaired loans are being renewed and the cash flow from these assets is being extended out and increasing the weighted average life of the loan pools within all acquired loan portfolios.  The result is expected lower yields in the acquired loan portfolio in the fourth quarter of 2015 and in 2016.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Average balances:
Acquired loans, net of allowance for loan losses	$1,925,218	$2,416,974	$2,056,531	$2,569,087
Non-acquired loans	3,880,993	3,246,025	3,685,906	3,073,530
Total loans, excluding held for sale	$5,806,211	$5,662,999	$5,742,437	$5,642,617

Interest income:
Noncash interest income on acquired loans	$1,550	$2,397	$4,708	$7,580
Acquired loan interest income	39,034	41,972	120,693	134,570
Total acquired loans	40,584	44,369	125,401	142,150
Non-acquired loans	38,713	33,956	111,114	96,707
Total loans, excluding held for sale	$79,297	$78,325	$236,515	$238,857

Non-taxable equivalent yield:
Acquired loans	8.36%	7.28%	8.15%	7.40%
Non-acquired loans	3.96%	4.15%	4.03%	4.21%
Total loans, excluding held for sale	5.42%	5.49%	5.51%	5.66%

Compared to the balance at June 30, 2015, our non-acquired loan portfolio has increased $206.3 million, or 21.6% annualized, to $4.0 billion, driven by increases in most categories.  Consumer real estate lending increased by $89.4 million, or 29.4% annualized; consumer non real estate lending by $13.7 million, or 25.9% annualized; commercial owner occupied loans by $36.7 million, or 14.9% annualized; commercial and industrial by $14.3 million, or 12.7% annualized; and commercial non-owner occupied increased $55.0 million, or 62.0% annualized.  The acquired loan portfolio decreased by $119.8 million in the third quarter of 2015 due to continued payoffs, charge-offs, and transfers to OREO.  Since September 30, 2014, the non-acquired loan portfolio has grown by $690.0 million, or 20.9%, driven by increases in every loan category.  Consumer real estate loans have led the way and have increased by $317.6 million, or 32.4%, in the past year.

Non-taxable equivalent net interest income for the quarter increased $2.6 million, or 3.3%, compared to the third quarter of 2014.  Non-taxable equivalent net interest margin was down to 4.47% from the third quarter of 2014 of 4.60% due to the increase in cash and federal funds sold from the BOA branch acquisition.  The rate on interest bearing liabilities partially offset the decrease in yield on interesting earning assets.  Compared to the second quarter of 2015, net interest margin (taxable equivalent) decreased by 23 basis points.  The yield on interest earning assets decreased by 24 basis points due to the increase in federal funds sold and the decline in rate received from 46 basis points to 30 basis points, and from the decline in yield on loans from 5.53% at June 30, 2015 to 5.42% at September 30, 2015.  The rate on interest bearing liabilities remained flat at 19 basis points compared to the second quarter of 2015.  During the third quarter of 2015, $20.6 million of trust preferred debt repriced from a fixed rate of 5.92% to three month LIBOR plus 159 basis points.  This change should reduce our interest expense in other borrowings by approximately $200,000 during the fourth quarter of 2015.

Our quarterly efficiency ratio increased to 64.4% compared to 63.2% in the second quarter of 2015 and decreased from 71.0% in the third quarter of 2014.  The increase in the efficiency ratio compared to the second quarter of 2015 was the result of an increase in noninterest expense of $1.7 million while noninterest revenue remained flat.  The increase in noninterest expense was driven by increases in operating expenses from the branches acquired from BOA in the third quarter and from an increase in nonrecurring charges related to the branch consolidations and acquisitions.  The decrease in the efficiency ratio compared to the third quarter of 2014 was the result of a 21.8% increase in noninterest income and a 2.5% decrease in noninterest expense.  Compared to the third quarter of 2014, noninterest expense was down by $1.9 million with a $3.8 million decrease in nonrecurring expenses.  Excluding nonrecurring expenses, the efficiency ratio was 61.7% for the third quarter of 2015, compared to 61.2% for the second quarter of 2015 and 64.5% for the third quarter of 2014.

Diluted EPS and basic EPS increased to $1.04 and $1.05, respectively for the third quarter of 2015, from the third quarter 2014 amounts of $0.80 and $0.81, respectively.  This was the result of a 30.1% increase in net income available to common shareholders.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Return on average assets (annualized)	1.20%	0.96%	1.22%	0.91%
Return on average common equity (annualized)	9.61%	7.99%	9.71%	7.52%
Return on average equity (annualized)	9.61%	7.99%	9.71%	7.50%
Return on average tangible common equity (annualized)*	15.72%	13.97%	15.97%	13.41%
Return on average tangible equity (annualized)*	15.72%	13.97%	15.97%	13.19%
Dividend payout ratio **	24.07%	26.22%	23.55%	27.25%
Equity to assets ratio	12.33%	12.27%	12.33%	12.27%
Average shareholders’ common equity (in thousands)	$1,037,453	$959,536	$1,018,537	$944,912
Average shareholders’ equity (in thousands)	$1,037,453	$959,536	$1,018,537	$965,388

* - Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended September 30, 2015, return on average tangible equity increased to 15.72% compared to the same period in 2014.  The increase was driven by the 27.5% increase in net income available to common shareholders excluding amortization of intangibles.  Similarly, return on average assets increased to 1.20%, compared to 0.96% for the three months ended September  30, 2014, due to the growth in net income.

•

Dividend payout ratio decreased to 24.1% for the three months ended September 30, 2015, compared with 26.2% for the three months ended September 30, 2014.  The decrease from the comparable period in 2014 primarily reflects the higher net income for the three months ended September 30, 2015, compared to the increase of $0.04 per share, or 19.0%, in the cash dividends declared per common share.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•

Equity to assets ratio increased to 12.33% at September 30, 2015, compared with 12.27% at September 30, 2014.  The increase in the equity to assets ratio reflects a 4.7% increase in total average assets compared to a 8.1% increase in average equity as a result of the Company’s retained earnings.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Return on average tangible equity (non-GAAP)	15.72%	13.97%	15.97%	13.19%
Effect to adjust for intangible assets	(6.11)%	(5.98)%	(6.26)%	(5.69)%
Return on average equity (GAAP)	9.61%	7.99%	9.71%	7.50%

Adjusted average shareholders’ equity (non-GAAP)	$668,768	$590,076	$652,362	$591,835
Average intangible assets	368,685	369,460	366,175	373,553
Average shareholders’ equity (GAAP)	$1,037,453	$959,536	$1,018,537	$965,388

Adjusted net income (non-GAAP)	$26,496	$20,780	$77,921	$58,396
Amortization of intangibles	(2,078)	(2,080)	(6,058)	(6,268)
Tax effect	722	627	2,075	2,061
Net income (GAAP)	$25,140	$19,327	$73,938	$54,189

Return on average common tangible equity (non-GAAP)	15.72%	13.97%	15.97%	13.41%
Effect to adjust for intangible assets	(6.11)%	(5.98)%	(6.26)%	(5.89)%
Return on average common equity (GAAP)	9.61%	7.99%	9.71%	7.52%

Adjusted average common shareholders’ equity (non-GAAP)	$668,768	$590,076	$652,362	$571,359
Average intangible assets	368,685	369,460	366,175	373,553
Average common shareholders’ equity (GAAP)	$1,037,453	$959,536	$1,018,537	$944,912

Adjusted net income available to common shareholders (non-GAAP)	$26,496	$20,780	$77,921	$57,323
Amortization of intangibles	(2,078)	(2,080)	(6,058)	(6,268)
Tax effect	722	627	2,075	2,061
Net income available to common shareholders (GAAP)	$25,140	$19,327	$73,938	$53,116

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 13 basis points from the third quarter of 2014, due to the following:  (1) the yield on interest earning assets declined by 22 basis points due to the additional cash from the branches acquired from BOA, and (2) offset by an 11 basis point decline in the rate on interest bearing liabilities in all categories of funding.  The net interest margin decreased by 23 basis points from the second quarter of 2015 to 4.52%.

Net interest income increased from the third quarter of 2014 by $2.6 million.  This increase was driven by the $635.0 million increase in the average balance of the non-acquired loan portfolio, partially offset by a $491.8 million decrease in the average balance of the acquired loan portfolio.  In addition, interest expense declined from the redemption of $46.3 million in trust preferred debt, and the continued low interest rate environment.  Certificates of deposit average rate declined by six basis points from the third quarter of 2014 along with the average balance decreasing $194.9 million.  Year-over-year interest expense declined $1.4 million, and the cost of funds decreased 11 basis points.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Non-TE net interest income	$83,015	$80,369	$246,341	$244,809
Non-TE yield on interest-earning assets	4.61%	4.83%	4.78%	5.01%
Non-TE rate on interest-bearing liabilities	0.19%	0.30%	0.20%	0.30%
Non-TE net interest margin	4.47%	4.60%	4.63%	4.78%
TE net interest margin	4.52%	4.65%	4.68%	4.82%

Non-TE net interest income increased $2.6 million, or 3.3%, in the third quarter of 2015 compared to the same period in 2014.  Some key highlights are outlined below:

•

Average interest-earning assets increased 6.3% to $7.4 billion in the third quarter of 2015 compared to the same period last year due to the increase in non-acquired loans and federal funds sold and reverse repurchase agreements.

•

Non-TE yield on interest-earning assets for the third quarter of 2015 decreased 22 basis points from the comparable period in 2014.  The decrease since the third quarter of 2014 was driven by a 19 basis point decrease in the yield on non-acquired loans, a nine basis point decrease in the yield on taxable investment securities portfolio, and a 13 basis point decline in the yield on federal funds sold and reverse repurchase agreements.  These decreases were partially offset by a 108 basis point increase in the yield of acquired loans.  The loan portfolio continues to remix with 68% of the portfolio being comprised of non-acquired loans and 32% being acquired loans.  This compares to 58% and 42% one year ago.

•

The average cost of interest-bearing liabilities for the third quarter of 2015 decreased 11 basis points from the same period in 2014. The decrease since the third quarter of 2014 was primarily the result of a decline in other borrowings from the redemption of trust preferred debt of $46.3 million in the first quarter of 2015.  The average cost decreased from 5.88% in the third quarter of 2014 to 4.62% in the third quarter of 2015.  The expected cost of funds on our remaining other borrowings (trust preferred debt), assuming the rate environment remains low, should be approximately 3.25% in the fourth quarter of 2015.  This will result from $20.6 million in trust preferred debt converting from a fixed rate of 5.92% to a floating rate of three-month LIBOR plus 159 basis points on September 15, 2015.

•	TE net interest margin decreased by 13 basis points in the third quarter of 2015 compared to the third quarter of 2014.

Loans

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2015	Total	2014	Total	2014	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$13,181	0.2%	$20,275	0.4%	$22,291	0.4%
Commercial non-owner occupied	12,544	0.2%	35,035	0.6%	36,653	0.6%
Total commercial non-owner occupied real estate	25,725	0.4%	55,310	1.0%	58,944	1.0%
Consumer real estate:
Consumer owner occupied	24,627	0.4%	30,304	0.5%	31,757	0.6%
Home equity loans	31,058	0.5%	35,509	0.6%	35,471	0.6%
Total consumer real estate	55,685	0.9%	65,813	1.1%	67,228	1.2%
Commercial owner occupied real estate	18,895	0.3%	45,986	0.8%	54,776	1.0%
Commercial and industrial	3,005	0.1%	9,887	0.2%	10,450	0.2%
Other income producing property	10,189	0.2%	20,820	0.4%	22,445	0.4%
Consumer non real estate	61	0.0%	675	0.0%	821	0.0%
Total acquired covered loans	113,560	1.9%	198,491	3.5%	214,664	3.8%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	54,138	0.9%	65,959	1.2%	76,167	1.3%
Commercial non-owner occupied	165,647	2.8%	181,652	3.2%	192,322	3.4%
Total commercial non-owner occupied real estate	219,785	3.7%	247,611	4.4%	268,489	4.7%
Consumer real estate:
Consumer owner occupied	712,959	12.1%	842,995	14.7%	879,302	15.5%
Home equity loans	257,941	4.4%	294,589	5.1%	303,615	5.4%
Total consumer real estate	970,900	16.5%	1,137,584	19.8%	1,182,917	20.9%
Commercial owner occupied real estate	147,940	2.5%	176,268	3.1%	188,482	3.3%
Commercial and industrial	52,352	0.9%	67,028	1.2%	62,003	1.1%
Other income producing property	125,977	2.1%	139,496	2.4%	146,819	2.6%
Consumer non real estate	250,006	4.3%	288,288	5.0%	302,493	5.3%
Total acquired non-covered loans	1,766,960	30.0%	2,056,275	35.9%	2,151,203	37.9%
Total acquired loans	1,880,520	31.9%	2,254,766	39.4%	2,365,867	41.7%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	372,077	6.3%	364,221	6.4%	385,318	6.8%
Commercial non-owner occupied	406,489	6.9%	333,590	5.8%	318,470	5.6%
Total commercial non-owner occupied real estate	778,566	13.2%	697,811	12.2%	703,788	12.4%
Consumer real estate:
Consumer owner occupied	987,863	16.8%	786,778	13.7%	702,521	12.4%
Home equity loans	308,563	5.3%	283,934	5.0%	276,341	4.9%
Total consumer real estate	1,296,426	22.1%	1,070,712	18.7%	978,862	17.3%
Commercial owner occupied real estate	1,012,428	17.2%	907,913	15.9%	881,403	15.5%
Commercial and industrial	462,588	7.9%	405,923	7.1%	355,580	6.3%
Other income producing property	169,997	2.9%	150,928	2.6%	154,822	2.7%
Consumer non real estate	223,210	3.8%	189,317	3.3%	183,451	3.2%
Other	51,501	1.0%	45,222	0.8%	46,802	0.9%
Total non-acquired loans	3,994,716	68.1%	3,467,826	60.6%	3,304,708	58.3%
Total loans (net of unearned income)	$5,875,236	100.0%	$5,722,592	100.0%	$5,670,575	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $204.7 million, or 3.6%, at September 30, 2015 as compared to the same period in 2014.  Acquired covered loans decreased by $101.1 million and acquired non-covered loans decreased by $384.2 million due to principal payments, charge offs, and foreclosures. In addition to the reductions for principal payments, charge offs, and foreclosures, the acquired covered loans decreased by $49.3 million in the second quarter of 2015 due to the expiration of the CBT commercial loss share agreement with the FDIC on June 30, 2015.  These loans were transferred from the covered loan portfolio to the non-covered loan portfolio.  Non-acquired loans or legacy loans increased by $690.0 million, or 20.9%, from September 30,

2014 to September 30, 2015.  Non-acquired loans have grown to 68.1% of the total loan portfolio compared to 58.3% at September 30, 2014.  The increase was driven by loan growth in all categories of non-acquired loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Average total loans	$5,806,211	$5,662,999	$5,742,437	$5,642,617
Interest income on total loans	79,297	78,325	236,515	238,857
Non-TE yield	5.42%	5.49%	5.51%	5.66%

Interest earned on loans increased in the third quarter of 2015 compared to the third quarter of 2014.  Some key highlights for the quarter ended September 30, 2015 are outlined below:

•

Our non-TE yield on total loans decreased seven basis points comparing the third quarter of 2015 to 2014 and average total loans increased 2.5%, as compared to the third quarter of 2014.  The increase in average total loans was the result of the growth in non-acquired loans during 2015.  These new loans, however, are at lower rates and the average yield was 3.96% in the third quarter of 2015 compared to 4.15% in the third quarter of 2014.  The acquired loan portfolio effective yield increased to 8.36%, compared to 7.28% in the third quarter of 2014, as a result of improved credit of all acquired loan portfolios.

The balance of mortgage loans held for sale decreased $24.1 million from June 30, 2015 to $49.0 million at September 30, 2015, and $8.7 million compared to the balance of mortgage loans held for sale at September 30, 2014 of $57.7 million.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2015, investment securities totaled $904.1 million, compared to $826.9 million at December 31, 2014 and $826.0 million at September 30, 2014.    We continue to slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.  During the third quarter of 2015, our portfolio increased $77.2 million from the balance at December 31, 2014, primarily as a result of purchases of mortgage-backed securities and government-sponsored debt securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Average investment securities	$862,866	$822,833	$835,372	$811,747
Interest income on investment securities	5,218	5,218	14,852	15,323
Non-TE yield	2.40%	2.52%	2.38%	2.52%

Interest earned on investment securities was flat in the third quarter of 2015 compared to the third quarter of 2014.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the third quarter of 2015:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2015
Government-sponsored entities debt	$123,926	$123,794	$(132)	$123,926	$—	$—	$—
State and municipal obligations	139,867	144,096	4,229	139,234	—	—	633
Mortgage-backed securities *	616,341	625,073	8,732	—	—	—	616,341
Corporate stocks	3,161	2,593	(568)	—	—	—	3,161
	$883,295	$895,556	$12,261	$263,160	$—	$—	$620,135

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

At September 30, 2015, we had 42 securities available for sale in an unrealized loss position, which totaled $1.9 million. At December 31, 2014, we had 66 securities available for sale in an unrealized loss position, which totaled $3.6 million. At September 30, 2014, we had 85 securities available for sale in an unrealized loss position, which totaled $5.9 million.

During the third quarter of 2015 as compared to the third quarter of 2014, the total number of available for sale securities with an unrealized loss position decreased by 43 securities, while the total dollar amount of the unrealized loss decreased by $4.0 million.

All securities available for sale in an unrealized loss position as of September 30, 2015 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at September 30, 2015.  As of September 30, 2015, the investment in FHLB stock represented approximately $7.4 million, or 0.1% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Average interest-bearing liabilities	$5,323,327	$5,257,128	$5,221,734	$5,332,415
Interest expense	2,547	3,979	7,984	11,833
Average rate	0.19%	0.30%	0.20%	0.30%

The average balance of interest-bearing liabilities increased in the third quarter of 2015 compared to the third quarter of 2014 due primarily to the increase in transaction and money market accounts, saving deposits and federal funds purchased and repurchase agreements.  The increase in interest-bearing accounts and savings accounts was primarily from the branches acquired from BOA during the third quarter of 2015.  The decrease in interest expense in the third quarter was driven by the redemption of $46.3 million in trust preferred debt in January of 2015, and the continued impact of the low interest rate environment on all deposit type accounts.  Overall, this resulted in an 11 basis point decrease in the average rate on all interest-bearing liabilities from the three months ended September 30, 2014.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended September 30, 2015 increased 1.5% from the same period in 2014.
•

Interest-bearing deposits increased 5.9% to $5.2 billion at September 30, 2015 from the period end balance at September 30, 2014 of $4.9 billion. This was mainly the result of a $427.8 million increase in interest-bearing transaction accounts, which was partially offset by a decline in certificates of deposit of $141.3 million.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•	The average rate on transaction and money market account deposits for the three months ended September 30, 2015 decreased three basis points from the comparable period in 2014.
•

Average certificates of deposit and other time deposits decreased 14.5%, down $194.9 million from the average balance in the third quarter of 2014.  Interest expense on certificates of deposit and other time deposits decreased $357,000 as a result of the decline in average balances and a six basis point decrease in the average rate to 35 basis points for the three months ended September 30, 2015 as compared to the same period in 2014.

•

The average rate on other borrowings experienced a 126 basis point decline to 4.62% for the three months ended September 30, 2015 as compared to the same period in 2014.  This was the result of redeeming $46.3 million in trust preferred debt at 7% in January of 2015.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $251.2 million, or 15.2%, to $1.9 billion in the third quarter of 2015 compared to $1.7 billion at September 30, 2014.  At September 30, 2015, noninterest-bearing deposits had a balance of $1.9 billion, exceeding the September 30, 2014 balance by $273.0 million.

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

During the third quarter of 2015, we decreased the valuation allowance on acquired credit impaired loans by $214,000, which resulted in a negative net provision for loan losses of $2,000 on acquired credit impaired loans (net of the impact of the FDIC loss sharing agreements).

The following table presents a summary of the changes in the ALLL for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015				2014
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Non-credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Impaired Loans	Total
Balance at beginning of period	$34,782	$—	$4,688	$39,470	$35,422	$—	$9,159	$44,581
Loans charged-off	(1,530)	(141)	—	(1,671)	(2,713)	(879)	—	(3,592)
Recoveries of loans previously charged off	655	273	—	928	575	441	—	1,016
Net charge-offs	(875)	132	—	(743)	(2,138)	(438)	—	(2,576)
Provision for loan losses	1,209	(132)	(2)	1,075	1,520	438	(658)	1,300
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	791	791
Total provision for loan losses charged to operations	1,209	(132)	(2)	1,075	1,520	438	133	2,091
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	(791)	(791)
Reductions due to loan removals	—	—	(212)	(212)	—	—	(469)	(469)
Balance at end of period	$35,116	$—	$4,474	$39,590	$34,804	$—	$8,032	$42,836

Total non-acquired loans:
At period end	3,994,716				3,304,708
Average	3,880,993				3,246,025
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.09%				0.26%
Allowance for loan losses as a percentage of period end non-acquired loans	0.88%				1.05%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	147.11%				114.18%

	Nine Months Ended September 30,
	2015				2014
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Non-credit	Acquired Credit
	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Impaired Loans	Total
Balance at beginning of period	$34,539	$—	$7,365	$41,904	$34,331	$—	$11,618	$45,949
Loans charged-off	(4,206)	(2,510)	—	(6,716)	(5,972)	(879)	—	(6,851)
Recoveries of loans previously charged off	2,253	323	—	2,576	2,170	441	—	2,611
Net charge-offs	(1,953)	(2,187)	—	(4,140)	(3,802)	(438)	—	(4,240)
Provision for loan losses on non-acquired loans	2,530	2,187	300	5,017	4,275	438	(1,792)	2,921
Benefit attributable to FDIC loss share agreements	—	—	21	21	—	—	2,188	2,188
Total provision for loan losses charged to operations	2,530	2,187	321	5,038	4,275	438	396	5,109
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)	—	—	(2,188)	(2,188)
Reductions due to loan removals	—	—	(3,191)	(3,191)	—	—	(1,794)	(1,794)
Balance at end of period	$35,116	$—	$4,474	$39,590	$34,804	$—	$8,032	$42,836

Total non-acquired loans:
At period end	$3,994,716				$3,304,708
Average	3,685,906				3,073,530
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.07%				0.17%
Allowance for loan losses as a percentage of period end non-acquired loans	0.88%				1.05%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	147.11%				114.18%

The allowance for loan losses as a percent of non-acquired loans reflects the continued decline due primarily to the continued decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the third quarter of 2015 compared to the same quarter in 2014 and to the second quarter of 2015.  Our overall net charge offs for the quarter  on non-acquired loans was 9 basis points annualized, or $875,000, compared to 26 basis points, or $2.1 million, a year ago, and 12 basis points, or $1.1 million in the second quarter of 2015.   Excluding acquired assets, nonperforming assets decreased by $10.0 million during the third quarter of 2015 compared to the third quarter of 2014 and decreased by $672,000 from the second quarter of 2015.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 114.2% at September 30, 2014 to 147.1% at September 30, 2015.

We increased the ALLL compared to the third quarter of 2014, as well as compared to the second quarter of 2015, due primarily to larger loans and increases in certain loan types during the third quarter.  During the third quarter of 2015, we continued to experience a decline in combined past due and nonaccrual loans, classified assets, and reduced bankruptcies and foreclosures.  From a general perspective, we consider three-year historical loss rates on all loan portfolios, except residential lot loans and lot loans held for sale where two-year historical loss rates are applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $233,000 compared to the balance at September 30, 2014 and increased by $190,000 from June 30, 2015.

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

On a specific reserve basis, the allowance for loan losses increased $144,000 from June 30, 2015, with loan balances being evaluated for specific reserves increasing from $31.1 million at June 30, 2015 to $34.5 million at September 30, 2015.  Specific reserves also increased $78,000, to $1.5 million, from September 30, 2014 to September 30, 2015.  Loan balances being evaluated for specific reserves increased from $28.1 million at September 30, 2014.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended September 30, 2015, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the real estate market and economy as a whole within the markets that we serve.  We continue to work these loans out through collections and transfers to OREO.  We also continue to see improvement with loans being returned to accrual status based upon performance.

The following table summarizes our NPAs for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2015	2015	2015	2014	2014
Non-acquired:
Nonaccrual loans	$18,099	$15,894	$17,491	$18,569	$20,419
Accruing loans past due 90 days or more	156	574	204	522	429
Restructured loans - nonaccrual	5,616	8,193	9,879	9,425	9,633
Total nonperforming loans	23,871	24,661	27,574	28,516	30,481
Other real estate owned (“OREO”) (2)	5,956	5,862	6,435	7,947	9,360
Other nonperforming assets (3)	24	—	65	—	—
Total non-acquired nonperforming assets	29,851	30,523	34,074	36,463	39,841
Acquired non-credit impaired:
Nonaccrual loans	4,130	5,173	7,280	7,538	5,359
Accruing loans past due 90 days or more	—	101	100	108	501
Total acquired nonperforming loans (1)	4,130	5,274	7,380	7,646	5,860
Acquired OREO and other nonperforming assets:
Covered OREO (2)	5,465	8,172	12,026	16,227	18,961
Acquired OREO not covered under loss share (2)	19,957	21,008	17,635	18,552	22,929
Other covered nonperforming assets (3)	557	540	608	694	640
Total acquired OREO and other nonperforming assets	25,979	29,720	30,269	35,473	42,530
Total nonperforming assets	$59,960	$65,517	$71,723	$79,582	$88,231

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.75%	0.80%	0.95%	1.05%	1.20%
Total NPAs as a percentage of total assets (5)	0.35%	0.38%	0.42%	0.47%	0.51%
Total NPLs as a percentage of total loans (4)	0.60%	0.65%	0.77%	0.82%	0.92%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	1.02%	1.12%	1.25%	1.38%	1.54%
Total NPAs as a percentage of total assets	0.71%	0.81%	0.89%	1.02%	1.12%
Total NPLs as a percentage of total loans (4)	0.48%	0.52%	0.61%	0.63%	0.64%

(1)

Excludes the acquired loans that are contractually past due 90 days or more totaling $21.7 million, $38.2 million, $44.8 million, $48.5 million, and $52.5 million as of September 30,2015,  June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)

Includes certain real estate acquired as a result of foreclosure and property not intended for bank use of $7.4 million, $8.6 million, $8.9 million, $10.0 million, and $11.6 million as of September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $23.9 million, or 0.60% of non-acquired loans, a decrease of $6.6 million, or 21.7%, from September 30, 2014. The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $6.9 million and restructured nonaccrual loans of $4.0 million, partially offset by an increase in consumer nonaccrual loans of $4.5 million.

Nonperforming non-acquired loans, including restructured loans decreased by $790,000 during the third quarter of 2015 from the level at June 30, 2015.  This decrease was primarily driven by a decrease in restructured nonaccrual loans of $2.6 million, partially offset by an increase in consumer loans of $2.0 million.

At September 30, 2015, non-acquired OREO increased by $94,000 from June 30, 2015.  At September 30, 2015, non-acquired OREO consisted of 42 properties with an average value of $142,000, which is approximately the same as the level from June 30, 2015 when we had 41 properties in non-acquired OREO.  In the third quarter of 2015, we added 12 properties with an aggregate value of $830,000 into non-acquired OREO, and we sold 11 properties with a basis of $556,000.  OREO properties were written down by a total of $181,000 during the third quarter of 2015.  Our non-acquired OREO balance of $6.0 million at September 30, 2015 is comprised of 42% in the Low Country/Orangeburg region, 42% in the Coastal region (Beaufort to Myrtle Beach), 8% in the Charlotte region and 8% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $8.1 million, or 0.20% of total non-acquired loans outstanding, at September 30, 2015, compared to $6.8 million, or 0.21% of total non-acquired loans outstanding, at September 30, 2014, and compared to $7.6 million, or 0.22% of total non-acquired loans outstanding, at December 31, 2014.  Potential problem loans related to acquired non-credit impaired loans totaled $7.7 million, or 0.69% of total acquired non-credit impaired loans, at September 30, 2015, compared to $10.4 million, or 0.79% of total acquired non-credit impaired loans outstanding, at December 31, 2014, and compared to $4.0 million, or 0.29% of total acquired non-credit impaired loans outstanding, at September 30, 2014.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fees on deposit accounts	$19,212	$17,637	$53,403	$52,079
Trust and investment services income	5,489	4,490	15,474	13,845
Mortgage banking income	4,817	4,124	18,532	12,098
Securities gains (losses), net	—	(90)	—	(2)
Amortization of FDIC indemnification asset	(1,871)	(4,825)	(7,120)	(17,718)
Other	2,124	3,117	6,069	9,096
Total noninterest income	$29,771	$24,453	$86,358	$69,398

Noninterest income increased by $5.3 million, or 21.8%, during the third quarter of 2015 compared to the same period in 2014.  The quarterly increase in total noninterest income primarily resulted from the following:

•	Amortization of the FDIC indemnification asset improved (declined) by $3.0 million;
•	Mortgage banking income increased $693,000, or 16.8%, driven primarily from a favorable rate environment and higher volume of loans and an increase in our mortgage servicing rights; and
•	Trust and investment services income increased 22.3%, or $1.0 million driven primarily by additional trust asset management income; partially offset by
•	A decline in loan recoveries of acquired credit impaired loans included in other income of $717,000.

Noninterest income increased by $17.0 million, or 24.4%, during the nine months ended September 30, 2015 as compared to the same period in 2014.  The increase in total noninterest income resulted from the following:

•	Mortgage banking income increased $6.4 million, or 53.2%, resulting from the favorable rate environment, an increase in the volume of loans, and an increase in our mortgage servicing asset ;
•	Trust and investment services income increased 11.8%, or $1.6 million, driven primarily by additional trust asset management income; and

•	The amortization of the FDIC indemnification asset improved (declined) by $10.6 million; partially offset by
•	A decline in loan recoveries of acquired credit impaired loans included in other income of $2.4 million.

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income.

Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Salaries and employee benefits	$40,013	$40,029	$120,754	$119,398
Net occupancy expense	5,395	5,387	15,678	16,758
Information services expense	4,736	3,417	13,076	12,154
Branch acquisition and consolidation expense	3,091	—	5,328	—
OREO expense and loan related	2,717	3,374	7,750	9,313
Furniture and equipment expense	2,554	3,166	8,461	10,171
Bankcard expense	2,448	2,141	6,713	6,520
Amortization of intangibles	2,078	2,080	6,058	6,268
Business development and staff related expense	1,797	1,482	5,927	5,122
Professional fees	1,383	1,068	4,377	3,501
Supplies, printing and postage expense	1,377	1,681	4,391	4,863
FDIC assessment and other regulatory charges	1,248	1,268	3,685	4,111
Advertising and marketing	1,054	837	2,918	2,679
Merger expense	—	6,846	—	19,341
Other	3,303	2,282	10,092	8,164
Total noninterest expense	$73,194	$75,058	$215,208	$228,363

Noninterest expense decreased $1.9 million in the third quarter of 2015 as compared to the same period in 2014.  The quarterly decrease in total noninterest expense primarily resulted from the following:

•	One-time branch consolidation/ acquisition expenses in 2015 compared to merger and branding expenses in 2014 declined $3.8 million;
•	Furniture and equipment expense which decreased by $612,000, driven largely by less depreciation expense and equipment service contracts ;
•	Lower OREO expense and loan related cost with fewer assets (53.3% fewer assets than last year) and less cost to carry by $657,000; partially offset by
•	Increases in information services expense, bankcard expense, business development & staff related, professional fees and other expense.

Noninterest expense decreased by $13.2 million during the nine months ended September 30, 2015 as compared to the same period in 2014.  The decrease in total noninterest expense resulted from the following:

•	One-time expenses of branch consolidation expense in 2015 compared to merge and branding expense in 2014 decreased $14.0 million;
•	Furniture and equipment expense decreased by $1.7 million driven largely by reduced depreciation expense and lower equipment service contract cost;
•	Net occupancy expense decreased by $1.1 million due to a decline in depreciation expense, maintenance & repairs, property insurance, and janitorial and landscape expenses; and
•

OREO and loan related expenses are down $1.6 million, due primarily to the overall reduction in OREO from prior year with less cost to carry and less write downs from appraised values; partially offset by

•	Increases in compensation expense, business development and staff related, professional fees and other expense.

Income Tax Expense

Our effective income tax rate was 34.73% for the third quarter of 2015 and for the nine months ended September 30, 2015, was 34.25%.  This compares to 30.16% for the third quarter of 2014 and 32.88% for the nine months ended September 30, 2014.  The increase in the rate was from higher pretax income of $10.8 million, or 30.1%, for the quarter and $31.7 million, or 39.2%, on a year-to-date basis.  In addition, in the third quarter of 2014, there were additional tax credits that were included in the December 31, 2013 income tax returns filed in September of 2014 that were not included in the 2013 income tax provision.  This resulted in a much lower effective tax rate in 2014.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of September 30, 2015, shareholders’ equity was $1.0 billion, an increase of $63.4 million, or 6.4%, from $984.9 million at December 31, 2014, and an increase of $81.3 million, or 8.4%, from $967.0 million at September 30, 2014.  The driving factor for the increase from year-end was net income of $73.9 million, which was offset by the common dividend paid of $17.4 million.  Accumulated other comprehensive loss changed to a comprehensive income, during the third quarter 2015, with the decreased unrealized loss in the AFS securities portfolio during the quarter of $3.7 million, net of tax.  The increase from the comparable period of 2014 was primarily the result of net income of $95.2 million and partially offset by dividends paid to common shareholders.  Our common equity-to-assets ratio was 12.33% at September 30, 2015, down from 12.58% at December 31, 2014 and relatively flat compared to 12.27% at the end of the comparable period of 2014.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2015	2014	2014
South State Corporation:
Common equity Tier 1 risk-based capital	11.82%	n/a	n/a
Tier 1 risk-based capital	12.68%	13.62%	13.29%
Total risk-based capital	13.36%	14.43%	14.12%
Tier 1 leverage	9.32%	9.47%	9.16%

South State Bank:
Common equity Tier 1 risk-based capital	12.29%	n/a	n/a
Tier 1 risk-based capital	12.29%	13.37%	13.11%
Total risk-based capital	12.97%	14.18%	13.94%
Tier 1 leverage	9.04%	9.30%	9.03%

Due to the adoption of the new Basel III capital rules in the first quarter of 2015, the September 30, 2015 risk-based capital ratios are not comparable to the December 31, 2014 and September 30, 2014 risk-based capital ratios.  The Tier 1 leverage ratio decreased compared to December 31, 2014 due to the increase in our asset size outpacing the increase in capital.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our legacy loan portfolio increased by approximately $690.0 million, or approximately 20.9%, compared to the balance at September 30,  2014, and by $526.9 million, or 15.2% annualized, compared to the balance at December 31, 2014.  Our investment securities portfolio increased $78.1 million from third quarter 2014 and by $77.2 million compared to fourth quarter 2014. During the third quarter, the Company continued the process of increasing the investment portfolio as a percentage to total assets and expects this to continue throughout the remainder of 2015.  Total cash and cash equivalents were $889.4 million at September 30, 2015 as compared to $417.9 million at December 31, 2014 and $503.0 million at September 30, 2014.

At September 30,  2015, December 31, 2014 and September 30,  2014, the Company had $19.1 million, $23.4 million and $24.7 million, respectively, in traditional, out-of-market brokered deposits and $69.1 million, $67.5 million, and $84.1 million, respectively, of reciprocal brokered deposits.  Total deposits were $7.1 billion, up $559.8 million or 8.6% from September 30, 2014, resulting primarily from addition of $438.3 million of deposits in the branch acquisition in August of 2015.  Other borrowings decreased $46.0 million from the balance at September 30, 2014, due to the redemption of $46.3 million of trust preferred securities in the first quarter of 2015.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30,  2015, our Bank had total federal funds credit lines of $376.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30,  2015, our Bank had $154.2 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30,  2015, our Bank had a total FHLB credit facility of $995.7 million with total outstanding letters of credit consuming $19.7 million, $131,000 in outstanding advances and $172,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company had a $20.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of September 30,  2015:

					Losses
				Losses	Incurred**
				Incurred*	By South
		Original	Original	By FFCH	State	Remaining	OREO
	FDIC	Estimated	Estimated	Through	Through	Estimated	Mark***	Projected
	Threshold	Gross	Covered	July 26,	September 30,	Losses	September 30,	Total
(Dollars in thousands)	or ILE	Losses	Losses	2013	2015	for Loans	2015	Losses
CBT	$233,000	$340,039	$334,082	$—	$313,050	$1,063	$273	$314,386
Habersham	94,000	124,363	119,978	—	91,670	1,072	101	92,843
BankMeridian	70,827	70,190	67,780	—	31,655	1,164	965	33,784
Cape Fear****	110,000	12,921	8,213	76,122	3,745	284	—	80,151
Plantation****	70,178	24,273	16,176	35,190	12,591	2,106	267	50,154
Total	$578,005	$571,786	$546,229	$111,312	$452,711	$5,689	$1,606	$571,318

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

On March 31, 2016, the Commercial Shared-Loss Agreement with the FDIC for Habersham will expire and losses on assets covered under this agreement are no longer claimable after March 31, 2016.  The Commercial Shared-Loss Agreements for Cape Fear and CBT expired June 30, 2014 and March 31, 2015, respectively, and losses on assets covered under these agreements are no longer claimable.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30,  2015, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $195.9 million at September 30, 2015. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at September 30,  2015,  including $289.6 million of loans to lessors of residential buildings, $468.1 million of loans to lessors of nonresidential buildings (except mini-warehouses), $231.7 million of loans to religious organizations, and $239.3 million of loans to offices of physicians, dentists and other health practitioners.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30,  2015 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended  September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of September 30,  2015 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Not applicable

(b)Not applicable

(c)Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 147,872 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2015:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 - July 31	343	*	$75.50	—	147,872
August 1 - August 31	—		—	—	147,872
September 1 - September 30	—		—	—	147,872

Total	343			—	147,872

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

On November 5, 2015, the Company entered into an amendment to its credit agreement with U.S. Bank, National Association (the “Lender”) to extend its $20.0 million unsecured line of credit through November 15, 2015.  It is expected that the Company will enter into a renewed unsecured line of credit facility of $20.0 million with the Lender on November 16, 2015 which would mature on or about November 14, 2016.

The amendment to extend the credit facility through November 15, 2015, does not change the terms of the credit agreement, other than the maturity date.  The interest rate per annum continues to be equal to 1.75% plus one-month LIBOR quoted by the Lender from Reuters Screen LIBOR01 Page or any successor thereto.  The Company currently has no outstanding loans under the credit facility.

Item 6.  EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: November 6, 2015	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: November 6, 2015	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.