Form 10-K
period 2015-12-31
SOUTH STATE Corp
filed 2016-02-24
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001‑12669

SOUTH STATE CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57‑0799315 (I.R.S. Employer Identification No.)
520 Gervais Street Columbia, South Carolina (Address of principal executive offices)	29201 (Zip Code)

(800) 277‑2175

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $2.50 par value per share	The NASDAQ Global Select MarketSM

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒.

The aggregate market value of the voting stock of the registrant held by non‑affiliates was $1,780,405,000 based on the closing sale price of $75.99 per share on June 30, 2015. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 19, 2016 was 24,181,602.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 ‑ 14 of this form 10‑K.

South State Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders.

Forward‑Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward‑Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1.  Business.

South State Corporation (formerly First Financial Holdings, Inc. (from July 26, 2013 through June 29, 2014) and SCBT Financial Corporation (from February 20, 2004 through July 25, 2013)), headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We provide a wide range of banking services and products to our customers through our wholly‑owned bank subsidiary, South State Bank (formerly SCBT) (the “Bank”), a South Carolina‑chartered commercial bank that opened for business in 1934. The Bank operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly owned registered investment advisors, and First Southeast Investor Services, a wholly‑owned limited service broker‑dealer. We do not engage in any significant operations other than the ownership of our banking subsidiary.

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

Our Bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through financial centers in South Carolina, North Carolina, northeast Georgia, and coastal Georgia. At December 31, 2015, we had approximately $8.6 billion in assets, $6.0 billion in loans, $7.1 billion in deposits, $1.1 billion in shareholders’ equity, and a market capitalization of approximately $1.7 billion.

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

In recent years, we have continued to grow the business under our guiding principles of soundness, profitability and growth. Below are highlights of our expansion efforts over the past three years:

•

On August 21, 2015, the Bank completed its acquisition from Bank of America, N.A.(“BOA”) of 12 South Carolina branches located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, and one Georgia branch located in Hartwell, Georgia.

•

On July 26, 2013, the Company completed a business combination wherein First Financial Holdings, Inc. (“FFHI”), of Charleston, South Carolina, a bank holding company, merged into the Company, and the Company also changed its name from “SCBT Financial Corporation” to “First Financial Holdings, Inc.” First Federal Bank merged into the Bank. The remaining subsidiaries became subsidiaries of the Bank, which included First Southeast 401k Fiduciaries, a wholly‑owned registered investment advisor, and First Southeast Investor Services, a wholly‑owned broker‑dealer.

Our principal executive offices are located at 520 Gervais Street, Columbia, South Carolina 29201. Our mailing address at this facility is Post Office Box 1030, Columbia, South Carolina 29202 and our telephone number is (800) 277‑2175.

Available Information

We provide our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) on our website at www.southstatebank.com. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the “SEC”). These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available under the Investor Relations section on our website (www.southstatebank.com) the following, among other things: (i) Corporate Governance Guidelines, (ii) Code of Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit, Compensation, Executive, Wealth Management and Trust, Risk, and Corporate Governance & Nominating Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Financial Management Division, South State Corporation, 520 Gervais Street, Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website, www.southstatebank.com. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

We serve customers and conduct our business from 127 financial centers in 24 South Carolina counties, four North Carolina counties, 11 northeast Georgia counties, and two coastal Georgia counties. We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase as a result of consolidation among banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

We experience strong competition from both bank and non‑bank competitors in certain markets. Broadly speaking, we compete with national banks, super‑ regional banks, smaller community banks, and non‑traditional internet‑based banks. We compete for deposits and loans with commercial banks, and credit unions. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms. Many of these non‑bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers competitive interest rates on deposit accounts, competitive interest rates charged on loans and other credit, and reasonable service charges. We believe our customers also consider the quality and scope of the services provided, the convenience of banking facilities, and relative lending limits in the case of loans to commercial borrowers. Our customers may also take into account the fact that other banks offer different services from those that we provide. The large national and super‑regional banks may have significantly greater lending limits and may offer additional products. However, by emphasizing customer service and by providing a wide variety of services, we believe that our Bank has been able to compete successfully with our competitors, regardless of their size.

Employees

As of December 31, 2015, our Bank had 2,058 full‑time equivalent employees compared to 2,081 as of the same date in 2014. We consider our relationship with our employees instrumental to the success of our business. We provide most of our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plan for officers and key employees, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition in November of 2005), and a 401(k) plan with employer match.

Regulation and Supervision

As a financial institution, we operate under a regulatory framework. The framework outlines a regulatory environment applicable to financial holding companies, bank holding companies, and their subsidiaries. Below, we have provided some specific information relevant to the Company. The regulatory framework under which we operate is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

General

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the SEC, and other state and federal law enforcement agencies. This environment entails significant potential increases in compliance requirements and associated costs.

We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. In addition, as a South Carolina bank holding company organized under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “SCBFI”). Our Bank is organized as a South Carolina‑chartered commercial bank. It is subject to regulation, supervision, and examination by the SCBFI and the FDIC. The following discussion summarizes certain aspects of banking and other laws and regulations that affect the Company and our Bank.

Under the Bank Holding Company Act (the “BHC Act”), our activities and those of our Bank are limited to banking, managing or controlling banks, furnishing services to or performing services for our Bank, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHC Act requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non‑banking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Further, under South Carolina law, it is unlawful without the prior approval of the SCBFI for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

The Gramm‑Leach‑Bliley Act amended a number of federal banking laws affecting the Company and our Bank. In particular, the Gramm‑Leach‑Bliley Act permits a bank holding company to elect to become a “financial holding company,” provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered “financial in nature” as defined by the Gramm‑Leach‑Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. We remain a bank holding company, but may at some time in the future elect to become a financial holding company.

Interstate Banking

Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which was signed into law in July 2010 and is discussed more fully below (the “Dodd-Frank Act”), removed previous state law restrictions on de novo interstate branching in states such as South Carolina, North Carolina, and Georgia. This change effectively permits out‑of‑state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that sate to open a de novo branch.

Obligations of Holding Company to its Subsidiary Banks

There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance fund in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve Board, which was confirmed in the Dodd‑Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve Board also has the authority under the BHC Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (“FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act

The Dodd‑Frank Act was signed into law in July 2010. The Dodd‑Frank Act impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies,
•	Granting new authority to the FDIC as liquidator and receiver,
•	Changing the manner in which deposit insurance assessments are made,

•	Requiring regulators to modify capital standards,
•	Establishing the Consumer Financial Protection Bureau (the “CFPB”),
•	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
•	Imposing more stringent requirements on mortgage lenders, and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd‑Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks.  The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets.  More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015, for us. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital generally consists of instruments that previously qualified as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital; except that the rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions.  Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements

(Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account.  Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2015, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Prompt Corrective Action

As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•

Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•

Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

•

Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.

•

Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.

•

Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the applicable federal regulator determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the regulator is authorized to reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high‑rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.

As of December 31, 2015, the Bank was deemed to be “well capitalized.”

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Funds for cash distributions to our shareholders are derived primarily from dividends received from our Bank. Our Bank is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of our Bank to pay dividends will indirectly restrict the ability of the Company to pay dividends.

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends that exceed the current year’s net income. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The ability of the Company and the Bank to pay dividends may also be affected by the various minimum capital requirements and the capital and non‑capital standards established under the FDICIA, as described above. The right of the Company, its shareholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiary is further subject to the prior claims of creditors of our Bank.

Certain Transactions by the Company and its Affiliates

Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non‑bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates.  Regulation W generally excludes all non‑bank and non‑savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and
•	must not involve more than the normal risk of repayment or present other unfavorable features.

Insurance of Deposits

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd‑Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Incentive Compensation

In June 2010, the Federal Reserve Board, the FDIC and the OCC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk‑taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk‑taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve Board will review, as part of the regular, risk‑ focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk‑management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Anti‑Tying Restrictions

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

Certain arrangements are permissible: a bank may offer combined‑balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti‑tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires a financial institution’s primary regulator, which is the FDIC for the Bank, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act‑related agreements. In its most recent CRA examination, the Bank received a “satisfactory” rating.

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws and regulations applicable to credit transactions, such as:

•	the Dodd‑Frank Act that created the CFPB within the Federal Reserve Board, which has broad rule‑making authority over a wide range of consumer laws that apply to all insured depository institutions;
•

the federal Truth‑In‑Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial new requirements for mortgage lending, as mandated by the Dodd‑Frank Act;

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

•

the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

the Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions.

Enforcement Powers

The Bank and its “institution‑affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Potential civil penalties have been substantially increased. Criminal penalties for some financial institution crimes have been increased to 20 years.

In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution‑affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ have expansive power to issue cease‑and‑desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

The number of government entities authorized to take action against the Bank has expanded under the Dodd‑Frank Act. The FDIC continues to have primary federal enforcement authority, and the SCBFI also has enforcement authority, with respect to the Bank. In addition, the CFPB also has back‑up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of the Bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd‑Frank Act or regulations against state‑chartered banks, including the Bank. Prior notice to the CFPB and the FDIC would be necessary for an action against the Bank.

Anti‑Money Laundering

Financial institutions must maintain anti‑money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti‑money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act (the “Patriot Act”), enacted in 2001 and renewed through 2015, as described below. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act

The Patriot Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The Patriot Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti‑ money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

•	requiring standards for verifying customer identification at account opening;
•	rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;
•	reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and
•	filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Patriot Act requires financial institutions to undertake enhanced due diligence of private bank accounts or correspondent accounts for non‑U.S. persons that they administer, maintain, or manage. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the Patriot Act, the Financial Crimes Enforcement Network (“FinCEN”) can send the Bank a list of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank may be requested to search its records for any relationships or transactions with persons on the list. If the Bank finds any relationships or transactions, it must report those relationships or transactions to FinCEN.

The Office of Foreign Assets Control

The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. The Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high‑risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank’s policy is not to disclose any personal information unless permitted by law.

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

Fiscal and Monetary Policy

Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest we pay on our deposits and other borrowings, and the interest we receive on our loans and securities holdings, constitutes the major portion of our bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates, among other things, the supply of money through various means, including open‑market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve Board, and the reserve requirements on deposits. We cannot predict the nature and timing of any changes in such policies and their impact on our business.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide‑ ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Executive Officers of South State Corporation

Executive officers of South State Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions over the past five years, and terms of office as of February 19, 2016, are as follows:

Name (age)	Position and Five Year History	With the Company Since
Robert R. Hill, Jr. (49)	Chief Executive Officer and Director, President (2004 —2013)	1995
John C. Pollok (50)	Senior Executive Vice President, Director, Chief Financial Officer (2007 —2010, 2012—Present) and Chief Operating Officer	1996
Joseph E. Burns (61)	Senior Executive Vice President, Chief Credit Officer (2000—2009, 2013—Present) and Chief Risk Officer (2009—2013, 2014—2016)	2000
John F. Windley (63)	Chief Banking Officer and President of South State Bank	2002
Renee R. Brooks (46)	Chief Administrative Officer and Chief Risk Officer, Corporate Secretary (2009—2014)	1996

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

General Business Risks

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our primary markets of South Carolina, North Carolina and Georgia, have shown signs of improvement, there can be no assurance that this improvement will continue. A downturn in economic conditions could have a material adverse effect on the credit quality of our loan portfolio and our business, financial condition and results of operations.

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

Negative developments that began in the latter half of 2007 have shown signs of improvement in recent years both nationally and in our primary markets of South Carolina, North Carolina, and Georgia. The competition for deposits and quality loans has increased significantly given the limited number of qualified borrowers. As a result, we may face the following risks:

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

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2015, we had approximately 25,199 of non‑acquired and acquired non‑credit impaired loans secured by real estate with an average loan balance of approximately $161,000. At December 31, 2015, we had approximately 52,073 total non‑acquired and acquired non‑credit impaired loans with an average loan balance of approximately $100,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause loan losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our non‑acquired and acquired non-credit impaired loan portfolios is secured by real estate. As of December 31, 2015, approximately 77.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the economic downturn that began in the latter half of 2007. This downturn resulted in increased inventories of unsold real estate, higher vacancy rates, lower lease rates and higher foreclosure rates, which in turn caused property values for real estate collateral to decline. While economic conditions and real estate in our primary markets of South Carolina, North Carolina and Georgia have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage. We manage this risk in part by holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower‑yield loans. Given current rates, material reductions in rates may not be probable, but as rates rise, then the risk increases. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest‑rate environments.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single‑family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take‑out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

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

As of December 31, 2015, our non‑acquired and acquired non‑credit impaired outstanding commercial real estate loans were equal to 117.7% of our total risk‑based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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
•

collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

Liquidity needs could adversely affect our results of operations and financial condition.

The primary sources of our bank’s funds are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay‑offs, inclement weather, natural disasters, which could be exacerbated by potential climate change, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out‑of‑market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We may make future acquisitions, which could dilute current shareholders’ stock ownership and expose us to additional risks.

In accordance with our strategic plan, we evaluate opportunities to acquire other banks and branch locations to expand the Company. As a result, we may engage in acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long‑term liquidity.

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

•

the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity as a result of, among other things, issues related to anti‑money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, or the Community Reinvestment Act, and the possibility that any such issues associated with the target institution, which we may or may not be aware of at the time of the acquisition, could impact the combined entity after completion of the acquisition;

•	the possibility that the acquisition may not be timely completed, if at all;
•	creating an adverse short‑term effect on our results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

If we do not successfully manage these risks, our acquisition activities could have a material adverse effect on our operating results and financial condition, including short- and long‑term liquidity.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti‑money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which the Company and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of acquisition, pursued by non‑related third party entities, could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities acquired. These factors could contribute to the Company not achieving the expected benefits from its acquisitions within desired time frames.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our FDIC‑assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, among other transactions, the following transactions require the consent of the FDIC:

•

any merger or consolidation of the Company in which our shareholders will own less than sixty‑six and two‑thirds percent (66.66%) of the equity of the consolidated entity (in connection with the merger with FFHI, the FDIC consented to the assumption by the Bank of the First Federal Bank purchase and assumption agreement with the FDIC related to Plantation and Cape Fear), or

•

any sale of shares of our common stock, or securities convertible into our common stock, by one or more shareholders that will effect a change in control of the Company, as determined by the FDIC with reference to the standards under the Change in Bank Control Act.

When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of our loss share agreements with the FDIC.

Additionally, the loss sharing agreements have limited terms; therefore, any charge‑off of related losses after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisitions of Community Bank & Trust (“CBT”), Habersham Bank (“Habersham”), BankMeridian, Plantation Federal Bank (“Plantation”), and Cape Fear Bank (“Cape Fear”).

Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired through the acquired banks, we are not protected from all losses resulting from charge‑offs with respect to those specified loan portfolios. Our loss share agreement with the FDIC with respect to Plantation covers losses on certain commercial loans and commercial OREO; it does not cover losses on single‑family residential real estate loans. Additionally, the loss sharing agreements have limited terms (10 years for losses on single‑family residential real estate loans, as defined by the FDIC, five years for losses on non‑residential real estate loans, as defined by the FDIC, and eight years with respect to recoveries on non‑residential real estate loans). Therefore, the FDIC will not reimburse us for any charge‑off or related losses that we experience after the term of the loss share agreements, and any such charge‑offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our losses could increase.

The FDIC requires that we make a “true‑up” payment to the FDIC if our realized losses are less than expected.

The loss share agreements between the bank and the FDIC with respect to CBT, Habersham, BankMeridian, Plantation, and Cape Fear each contain a provision that obligates us to make a “true‑up” payment to the FDIC if the realized losses of each of these acquired banks are less than expected. The “true‑ up” calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the acquisitions of the acquired banks. Any such “true‑up” payment that is materially higher than current estimates could have a negative effect on our business, financial condition and results of operations.

We may be exposed to a need for additional capital resources for the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Accordingly, we cannot provide assurance that such financing will be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our current shareholders’ interests could be diluted.

Our net interest income may decline based on the interest rate environment.

We depend on our net interest income to drive profitability. Differences in volume, yields or interest rates and differences in income earning products such as interest‑earning assets and interest‑bearing liabilities determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control. Net interest income may decline in a particular period if:

•	In a declining interest rate environment, more interest‑earning assets than interest‑bearing liabilities re‑price or mature, or
•	In a rising interest rate environment, more interest‑bearing liabilities than interest‑earning assets re‑price or mature, or
•	For acquired loans, expected total cash flows decline.

Our net interest income may decline based on our exposure to a difference in short‑term and long‑term interest rates. If the difference between the interest rates shrinks or disappear, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re‑price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

Our primary policy for managing interest rate risk exposure involves monitoring exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12‑month period. As of December 31, 2015, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.64% increase in net interest income—as compared with a forward‑rate curve interest rate scenario as the base case. As a result of the current rate environment with federal funds rates between 25 and 50 basis points, simulation analysis does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is somewhat asset sensitive to the indicated change in interest rates over a one‑year horizon.

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

Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general U.S. economic conditions, and the relative interest rates on fixed‑rate and adjustable‑rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage‑backed securities as an adjustment from interest income over the expected life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage‑backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

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

If we are unable to offer our key management personnel long‑term incentive compensation, including options, restricted stock, and restricted stock units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

We have historically granted equity awards, including stock options, restricted stock awards or restricted stock units, to key management personnel as part of a competitive compensation package. Our ability to grant equity compensation awards as a part of our total compensation package has been vital to attracting, retaining and aligning shareholder interest with a talented management team in a highly competitive marketplace.

In the future, we may seek shareholder approval to adopt new equity compensation plans so that we may issue additional equity awards to management in order for the equity component of our compensation packages to remain competitive in the industry. Shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. These advisors influence certain shareholder votes regarding approval of a company’s request for approval of new equity compensation plans. The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macro‑economic conditions that can change year to year. The variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to obtain approval to adopt new equity plans in the future. If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long‑term cash compensation plans or significantly increased short‑term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long‑term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long‑term incentive compensation, including stock options, restricted stock or restricted stock units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long‑term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•	the ability to expand our market position;
•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology‑driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology‑driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general‑purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

The FDIC insures deposits at FDIC‑insured depository institutions, such as the Bank, up to $250,000 per account. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk‑based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund, and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd‑Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk‑ based adjustments which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required.

Banks with assets of $10 billion or more are subject to a deposit assessment based on a “scorecard” system that combines regulatory ratings and certain forward‑looking financial measures intended to assess the risk an institution poses to the deposit insurance fund. If our total assets increase to $10 billion or more for at least four consecutive quarters, then the Bank’s deposit insurance assessment would be based on this scorecard system, which will result in an increase in the amount of premiums that we are required to pay for FDIC insurance.

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

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and cybersecurity incidents, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. The Company is subject to Federal Reserve Board regulation, and our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, and by the SCBFI. Also, as a member of the Federal Home Loan Bank (the “FHLB”), the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The Dodd-Frank Act and other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non‑banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

If our total consolidated assets increase to $10 billion or more, we will be subject to additional regulations and oversight that are not currently applicable to us and that would impact our earnings.

As of December 31, 2105, the Company had total assets of approximately $8.6 billion. If our total consolidated assets increase to $10 billion or more, we will become subject to additional regulations and oversight that could affect our revenues and expenses. Such regulations and oversight include the following.

The CFPB has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home‑equity loans and credit cards. The CFPB has examination and primary enforcement authority with respect to banks with over $10 billion in assets. Banks with $10 billion or less in assets are examined for compliance with the consumer laws and regulations by their primary federal banking agency. If the Bank were to become subject to CFPB examination, receiving adverse examination findings from the CFPB, among other things, could negatively impact our operations, results of operations and financial condition.

In addition, banking organizations with more than $10 billion in assets must conduct annual stress tests using various scenarios established by federal regulators. Such stress tests are designed to determine whether a banking organization’s capital planning, assessment of capital adequacy and risk management practices adequately protect the banking organization in the event of certain economic downturn scenarios. A banking organization that is required to perform stress tests must establish adequate internal controls, documentation, policies and procedures to ensure that the annual stress test adequately meets these objectives. Banking organizations that are required to perform stress rest must report the results of their annual stress to their federal regulator and must consider the results of their stress test as part of their capital planning and risk management practices.

Furthermore, banks with assets in excess of $10 billion are subject to deposit insurance premium assessments based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating and results of asset‑related stress testing and funding‑related stress, among other things. Depending on the results of a bank’s performance under that scorecard, the total base assessment rate for the bank’s deposit insurance premiums will increase.

Banks with over $10 billion in total assets also cease to be exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards, which limit subject banks to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the bank to its customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions.

If our total consolidated assets were to increase to $10 billion or more, then we may expend additional resources necessary to comply with the additional applicable regulatory requirements. Increased deposit insurance assessments could result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. Finally, a failure to meet prudential standards and stress testing requirements could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

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

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk‑based capital requirements and the method for calculating risk‑weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd‑Frank Act. This rule substantially amended the regulatory risk‑based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The final rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us at December 31, 2015:

•	a new common equity Tier 1 risk-based capital ratio of 4.5% (fully phased-in requirement of 7%);
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement; fully phased-in requirement of 8.5%);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement; fully phased-in requirement of 10%); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital generally consists of instruments that previously qualified as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital; except that the rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions.  Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk‑based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies have adopted liquidity standards that, while not directly applicable to us, could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision issued a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario, as well as a net stable funding ratio, which imposes a similar requirement over a one-year period.  During 2014 the U.S. banking regulators approved a final rule with respect to a liquidity coverage ratio for systemically important banks. Although the liquidity coverage ratio rule does not apply directly to us, the substance of the rule may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets and adversely affect our results and financial condition. The U.S. regulators have not yet proposed a net stable funding ratio requirement.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti‑money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti‑money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk of liability with respect to such loans and increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan.  Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In response to these laws and related CFPB rules, we have tightened and in the future may further tighten our mortgage loan underwriting standards to determine borrowers’ ability to repay. Although it is our policy not to make predatory loans and to determine borrowers’ ability to repay, these laws and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve Board may require us to commit capital resources to support the Bank.

The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd‑Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+".   If U.S. debt ceiling, budget deficit or debt concerns, domestic or international economic or political concerns, or other factors were to result in further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness, it could adversely affect the U.S. and global financial markets and economic conditions.  A downgrade of the U.S. government's credit rating or any failure by the U.S. government to satisfy its debt obligations could create financial turmoil and uncertainty, which could weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank’s ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital‑raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Since the Company is legal entity separate and distinct from the Bank and does not conduct stand‑alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SCBFI or the Commissioner of Banking, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, under Federal Reserve Board regulations, a dividend cannot be paid by the Bank if it would be less than well‑capitalized after the dividend. The Federal Reserve Board may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

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

Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2015, we had 24,162,657 shares of common stock outstanding and had reserved for issuance 285,405 shares underlying options that are or may become exercisable at an average price of $38.85 per share. In addition, as of December 31, 2015, we had the ability to issue 1,309,833 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose. Such corporate purposes could include, among other things, issuances of equity‑based incentives under or outside of our equity compensation plans, issuances of equity in business combination transactions, and issuances of equity to raise additional capital to support growth or to otherwise strengthen our balance sheet. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of outstanding shares and may dilute the economic and voting ownership interest of our existing shareholders.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non‑traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Stock price volatility may make it more difficult for our investors to resell their common stock when they desire and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

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

In many cases, shareholders may receive a premium for their shares if we were purchased by another company. State law and our articles of incorporation and bylaws could make it difficult for anyone to purchase us without the approval of our board of directors. For example, our articles of incorporation divide the board of directors into three classes of directors serving staggered three‑ year terms with approximately one‑third of the board of directors elected at each annual meeting of shareholders. This classification of directors makes it more difficult for shareholders to change the composition of the board of directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the board of directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable.

Our articles of incorporation provide that a merger, exchange or consolidation of the Company with, or the sale, exchange or lease of all or substantially all of our assets to, any person or entity (referred to herein as a “Fundamental Change”), must be approved by the holders of at least 80% of our outstanding voting stock if the board of directors does not recommend a vote in favor of the Fundamental Change. The articles of incorporation further provide that a Fundamental Change involving a shareholder that owns or controls 20% or more of our voting stock at the time of the proposed transaction (a “Controlling Party”) must be approved by the holders of at least (i) 80% of our outstanding voting stock, and (ii) 67% of our outstanding voting stock held by shareholders other than the Controlling Party, unless (x) the transaction has been recommended to the shareholders by a majority of the entire board of directors or (y) the consideration per share to be received by our shareholders generally is not less than the highest price per share paid by the Controlling Party in the acquisition of its holdings of our common stock during the preceding three years. The approval by the holders of at least 80% of our outstanding voting stock is required to amend or repeal these provisions contained in our articles of incorporation. Finally, in the event that any such Fundamental Change is not recommended by the board of directors, the holders of at least 80% of our outstanding voting stock must attend a meeting called to address such transaction, in person or by proxy, in order for a quorum for the conduct of business to exist. If the 80% and 67% vote requirements described above do not apply because the board of directors recommends the transaction or the consideration is deemed fair, as applicable, then pursuant to the provisions of the South Carolina Business Corporation Act, the Fundamental Change generally must be approved by two‑thirds of the votes entitled to be cast with respect thereto.

Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in a four‑story facility, located at 520 Gervais Street, Columbia, South Carolina. The main offices of South State Bank and the Midlands region lead branch are also located in this approximately 57,000 square‑foot building. Including this main location, our bank owns 106 properties and leases 36 properties, all of which are used as branch locations or for housing operational units in North and South Carolina and Georgia. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 21—Lease Commitments to our audited consolidated financial statements.

Item 3.  Legal Proceedings.

As of December 31, 2015 and the date of this form 10‑K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The table below describes historical information regarding our common equity securities:

	2015	2014	2013	2012	2011
Stock Performance
Dividends per share	$0.98	$0.82	$0.74	$0.69	$0.68
Dividend payout ratio	23.84%	26.61%	31.91%	34.11%	42.11%
Dividend yield (based on the average of the high and low for the year)	1.39%	1.34%	1.37%	1.94%	2.26%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	17.51x	21.78x	27.95x	19.79x	17.80x
Price/book ratio (end of year)	1.64x	1.64x	1.63x	1.34x	1.07x
Common Stock Statistics
Stock price ranges:
High	$81.80	$68.50	$68.69	$42.13	$36.18
Low	58.84	53.87	39.56	29.16	24.02
Close	71.95	67.08	66.51	40.18	29.01
Volume traded on exchanges	23,422,500	18,488,200	15,928,600	9,796,100	8,048,600
As a percentage of average shares outstanding	96.83%	76.63%	79.29%	65.88%	58.16%
Earnings per share, basic	$4.15	$3.11	$2.41	$2.04	$1.65
Earnings per share, diluted	4.11	3.08	2.38	2.03	1.63
Book value per share	43.84	40.78	40.72	29.97	27.19

Quarterly Common Stock Price Ranges and Dividends

	Year Ended December 31,
	2015			2014
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$69.46	$58.84	$0.23	$66.76	$56.88	$0.19
2nd	77.09	66.53	0.24	64.39	54.03	0.20
3rd	80.85	71.21	0.25	64.60	55.90	0.21
4th	81.80	69.54	0.26	68.50	53.87	0.22

As of February 19, 2016, we had issued and outstanding 24,181,602 shares of common stock which were held by approximately 14,800 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol “SSB.”

The Company is a legal entity separate and distinct from the Bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.

We pay cash dividends to the Company’s shareholders from our assets, which are provided primarily by dividends paid to the Company by our Bank. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends in excess of the bank’s net income for the current year. For the year ended December 31, 2015, our Bank paid dividends of approximately $82.7 million to the Company. We anticipate that we will continue to pay cash dividends from our Bank to the Company in the future without needing SCBFI approval. Dividends paid to our shareholders are approved each quarter by the board of directors.

Cumulative Total Return Performance

	Period Ending
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
South State Corporation	$100.00	$90.64	$128.05	$215.03	$219.89	$239.04
NASDAQ Composite Index	$100.00	$99.21	$116.82	$163.75	$188.03	$201.40
SNL Southeast Bank Index	$100.00	$58.51	$97.19	$131.70	$148.33	$146.02

The performance graph above compares the Company’s cumulative total return over the most recent five‑year period with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The value of the Company’s common stock as shown in the graph is based on published prices for transactions in the Company’s stock.

(b)	Not applicable.
(c)	Issuer Purchases of Equity Securities:

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2015:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	—	$—	—	147,872
November 1 ‑ November 30	1,729*	77.27	—	147,872
December 1 ‑ December 31	61,772*	71.18	60,000	87,872
Total	63,501		60,000	87,872

*For the months ended November 30, 2015 and December 31, 2015, total includes 1,729 and 1,772 shares, respectively, that were repurchased under arrangements, authorized by our stock‑based compensation plans and

Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.  Selected Financial Data.

The following table presents selected financial and quantitative data for the five years ended December 31 for South State Corporation:

(Dollars in thousands, except per share)	2015	2014	2013	2012	2011
Balance Sheet Data Period End
Assets	$8,557,348	$7,826,227	$7,931,498	$5,136,446	$3,896,557
Acquired credit impaired loans, net of acquired allowance for loan losses	733,870	919,402	1,220,638	969,395	370,581
Acquired non-credit impaired loans	1,049,538	1,327,999	1,600,935	73,215	—
Non-acquired loans	4,220,726	3,467,826	2,865,216	2,571,003	2,470,565
Loans, net of unearned income*	6,004,134	5,715,227	5,686,789	3,613,613	2,841,146
Investment securities	1,027,748	826,943	812,603	560,091	324,056
FDIC receivable for loss share agreements	4,401	22,161	86,447	146,171	262,651
Goodwill and other intangible assets	385,765	366,927	377,596	128,491	74,426
Deposits	7,100,428	6,461,045	6,554,144	4,298,443	3,254,472
Nondeposit borrowings	343,389	322,751	313,461	293,518	227,119
Shareholders’ equity	1,059,384	984,920	981,469	507,549	381,780
Number of common shares outstanding	24,162,657	24,150,702	24,104,124	16,937,464	14,039,422
Book value per common share	43.84	40.78	40.72	29.97	27.19
Tangible common equity per common share***	27.88	25.59	22.36	22.54	21.89
Annualized Performance Ratios
Return on average assets	1.21%	0.95%	0.77%	0.70%	0.58%
Return on average equity	9.67	7.79	6.90	7.15	6.10
Return on average tangible common equity***	15.97	13.77	11.54	9.27	8.10
Net interest margin (taxable equivalent)	4.58	4.80	4.99	4.83	4.66
Efficiency ratio	64.19	71.41	75.85	72.20	68.77
Dividend payout ratio	23.84	26.61	31.91	34.11	42.11
Asset Quality Ratios
Allowance for loan losses to period end loans**	0.81%	1.00%	1.20%	1.73%	2.00%
Allowance for loan losses to period end nonperforming loans**	181.84	121.12	81.20	71.53	64.19
Net charge-offs to average loans**	0.09	0.16	0.41	0.73	1.12
Excluding acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.65	1.05	1.94	3.13	3.82
Nonperforming assets to period end total assets	0.32	0.47	0.70	1.58	2.44
Including acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.89	1.38	1.88	3.46	5.45
Nonperforming assets to period end total assets	0.63	1.02	1.36	2.50	4.13
Capital Ratios
Common equity to assets	12.38%	12.58%	11.55%	9.88%	9.80%
Tangible common equity to tangible assets***	8.24	8.28	7.13	7.62	8.04
Tier 1 leverage ratio****	9.31	9.47	9.30	9.87	9.12
Common equity Tier 1 to risk-weighted assets****	11.84	—	—	—	—
Tier 1 risk-based capital****	12.71	13.62	13.58	12.73	14.09
Total risk-based capital****	13.34	14.43	14.47	13.99	15.36
Other Data
Number of financial centers	127	127	144	86	70
Number of employees (full-time equivalent basis)	2,058	2,081	2,106	1,324	1,071

*Excludes loans held for sale.

**Excludes acquired assets.

***A reconciliation of non‑GAAP measures to GAAP is presented on page 36.

****These bank regulatory risk-based capital ratios are not comparable to prior years due to the adoption of Basel III beginning in January 1, 2015 (see Note 26 – Regulatory Matters).

The table below provides a reconciliation of non‑GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands, except per share)	2015	2014	2013	2012	2011
Operating earnings
Net operating earnings available to common shareholders (non‑GAAP)	$104,391	$90,572	$63,379	$36,920	$14,445
Gains on acquisitions, net of tax	—	—	—	—	10,226
Securities gains (losses), net of tax	—	(1)	—	130	141
Other‑than‑temporary impairment (OTTI), net of tax	(323)	—	—	—	—
Merger and conversion related expense, net of tax	(4,595)	(16,207)	(15,514)	(7,018)	(2,217)
Net income available to common shareholders (GAAP)	$99,473	$74,364	$47,865	$30,032	$22,595
Operating earnings per common share, basic
Operating earnings per common share, basic (non‑GAAP)	$4.36	$3.79	$3.19	$2.50	$1.06
Effect to adjust for gains on acquisitions, net of tax	—	—	—	—	0.74
Effect to adjust for securities gains (losses), net of tax	—	—	—	0.01	0.01
Effect to adjust for other‑than‑temporary impairment (OTTI), net of tax	(0.01)	—	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	(0.20)	(0.68)	(0.78)	(0.47)	(0.16)
Earnings per common share, basic (GAAP)	$4.15	$3.11	$2.41	$2.04	$1.65
Operating earnings per common share, diluted
Operating earnings per common share, diluted (non‑GAAP)	$4.31	$3.75	$3.16	$2.49	$1.05
Effect to adjust for gains on acquisitions, net of tax	—	—	—	—	0.73
Effect to adjust for securities gains (losses), net of tax	—	—	—	0.01	0.01
Effect to adjust for other‑than‑temporary impairment (OTTI), net of tax	(0.01)	—	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	(0.19)	(0.67)	(0.78)	(0.47)	(0.16)
Earnings per common share, diluted (GAAP)	$4.11	$3.08	$2.38	$2.03	$1.63
Tangible common equity per common share
Tangible common equity per common share (non‑GAAP)	$27.88	$25.59	$22.36	$22.54	$21.89
Effect to adjust for intangible assets	15.96	15.19	18.36	7.43	5.30
Book value per common share (GAAP)	$43.84	$40.78	$40.72	$29.97	$27.19
Return on average tangible common equity
Return on average tangible common equity (non‑GAAP)	15.97%	13.77%	11.54%	9.27%	8.10%
Effect to adjust for intangible assets	(6.30)%	(5.98)%	(4.55)%	(2.12)%	(2.00)%
Return on average common equity (GAAP)	9.67%	7.79%	6.99%	7.15%	6.10%
Tangible common equity to tangible assets
Tangible common equity to tangible assets (non‑GAAP)	8.24%	8.28%	7.13%	7.62%	8.04%
Effect to adjust for intangible assets	4.14%	4.30%	4.42%	2.26%	1.76%
Common equity to assets (GAAP)	12.38%	12.58%	11.55%	9.88%	9.80%

Operating earnings available to common shareholders, basic operating earnings per share, and diluted operating earnings per share are non‑GAAP measures and exclude the after‑tax effects of gains on acquisitions, gains or losses on sales of securities, other‑than‑temporary impairment (“OTTI”), merger and conversion related expense, termination of group insurance, and FHLB prepayment fees. The tangible measures above are non‑GAAP measures and exclude the effect of period end or average balance of intangible assets. The tangible return on equity measures also adds back the after‑tax amortization of intangibles to GAAP basis net income. Management believes these non‑GAAP financial measures provide additional information that is useful to investors in evaluating the Company’s performance and capital and that may facilitate comparisons with others in the banking industry as well as period‑to‑ period comparisons. Non‑GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non‑ GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non‑GAAP measures in isolation or as a substitute for analysis of the company’s results or financial condition as reported under GAAP.

The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2015	2014	2013	2012	2011
Summary of Operations
Interest income	$338,101	$342,022	$286,348	$187,488	$171,718
Interest expense	10,328	15,662	12,987	11,094	20,266
Net interest income	327,773	326,360	273,361	176,394	151,452
Provision for loan losses	5,864	6,590	1,886	13,619	30,236
Net interest income after provision for loan losses	321,909	319,770	271,475	162,775	121,216
Noninterest income	115,555	94,696	53,720	41,283	55,119
Noninterest expense	287,089	303,038	250,621	158,898	142,978
Income before provision for income taxes	150,375	111,428	74,574	45,160	33,357
Provision for income taxes	50,902	35,991	25,355	15,128	10,762
Net income	99,473	75,437	49,219	30,032	22,595
Preferred stock dividends	—	1,073	1,354	—	—
Net income available to common shareholders	$99,473	$74,364	$47,865	$30,032	$22,595
Per Common Share Information
Net income available to common shareholders, basic	$4.15	$3.11	$2.41	$2.04	$1.65
Net income available to common shareholders, diluted	4.11	3.08	2.38	2.03	1.63
Cash dividends	0.98	0.82	0.74	0.69	0.68

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward‑Looking Statements

Statements included in this Report which are not historical in nature are intended to be, and are hereby identified as, forward‑looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward‑looking statements. We caution readers that forward‑looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, among others, the matters described in Part I, Item 1A. Risk Factors of this Report and the following:

•	Credit risk associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed;
•	Interest rate risk involving the effect of a change in interest rates on both the Bank’s earnings and the market value of the portfolio equity;
•	Liquidity risk affecting our Bank’s ability to meet its obligations when they come due;
•	Price risk focusing on changes in market factors that may affect the value of financial instruments which are “marked‑to‑market” periodically;
•

Merger integration risk, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related‑ matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

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
•

Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory‑mandated minimums, including the impact of the new capital rules under Basel III;

•	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
•	Reputation risk that adversely affects earnings or capital arising from negative public opinion;
•	Terrorist activities risk that result in loss of consumer confidence and economic disruptions;
•

Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third‑party security breaches, subjects us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•

Noninterest income risk resulting from the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one‑time debit card transactions, unless the consumer consents or opts‑in to the overdraft service for those types of transactions; and

•

Economic downturn risk resulting in changes in the credit markets, greater than expected non‑interest expenses, excessive loan losses and other factors, which risks could be exacerbated by potential negative economic developments resulting from the expiration of the federal tax reductions, and the implementation of federal spending cuts currently scheduled to go into effect.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by our forward‑looking statements may also be included in other reports that the Company files with the Securities and Exchange Commission. The Company cautions that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward‑looking statements.

For any forward‑looking statements made in this Report or in any documents incorporated by reference into this Report, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward‑looking statements speak only as of the date of this Report or the date of any document incorporated by reference in this Report. We do not undertake to update forward looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward‑looking statements are made. All subsequent written and oral forward looking statements by the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes South State Corporation and its subsidiary’s results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014, and the year ended December 31, 2014 as compared to the year ended December 31, 2013, and also analyzes our financial condition as of December 31, 2015 as compared to December 31, 2014. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest‑earning assets, such as loans and investments, and the expense on our interest‑bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest‑earning assets and the rate we pay on our interest‑bearing liabilities.

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

Overview

We achieved net income of $99.5 million, or $4.11 diluted earnings per share (“EPS”), during 2015 compared to net income of $74.4 million, or $3.08 diluted EPS, in 2014.  Net income available to the common shareholder was up $25.1 million, or 33.8% in 2015, due primarily to the following:

•

Increased net interest income of $1.4 million, resulting from a $5.3 million decline in interest expense from the redemption of $46.0 million in trust preferred securities in early 2015 and continued low interest rates on deposit accounts, offset by lower interest income of $3.9 million primarily within loan interest income;

•	Lower provision for loan losses of $0.7 million, resulting from continued improvement in our overall asset quality in both non-acquired and acquired loans;

•

Improved noninterest income totaling $20.9 million primarily in less amortization of the FDIC indemnification asset of $13.3 million; improved mortgage banking income by $5.6 million, or 35%; higher trust and investment services income of $1.8 million;

•

Lower noninterest expense of $15.9 million resulting from a decrease in one-time cost of $17.0 million.  In 2014, this comprised merger and branding-related charges, and in 2015, these expenses related to branch consolidation and acquisition related costs;

•	Higher income tax provision of $14.9 million due to the increase in pre-tax income of $38.9 million and a higher effective rate of 33.85% compared to 32.30% in 2014; and

•	A decrease in the preferred stock dividend paid of $1.1 million with the redemption of $65.0 million in preferred stock in the first quarter of 2014.

At December 31, 2015, net charge offs as a percentage of average non‑acquired loans for 2015 equaled 0.09% compared to 0.16% in 2014, an improvement of 0.07%.  Non‑acquired nonperforming assets (“NPAs”) decreased to $27.5 million at December 31, 2015 from $36.5 million at December 31, 2014, due to a decrease in the level of non‑acquired nonperforming loans of $9.8 million, which was partially offset by a $758,000 increase in non‑acquired other real estate owned (“OREO”).  NPAs as a percentage of non‑acquired loans and repossessed assets decreased 40 basis points to 0.65% at December 31, 2015 as compared to 1.05% at December 31, 2014.  Total NPAs (including acquired NPAs) to total assets at December 31, 2015 were 0.63% compared to 1.02% at the end of 2014. These improvements in NPAs reflect the continued improvement of the real estate market within our local markets and overall improvement in the economy.

Our efficiency ratio was 64.2% at December 31, 2015 as compared to 71.4% at December 31, 2014.  This lower ratio was primarily the result of the decrease in noninterest expense combined with the growth of non‑interest income during 2015.  On an operating basis for December 31, 2015 and 2014, the efficiency ratio was 62.6% and 65.8%, respectively, excluding one-time expenses of branch consolidation and acquisition cost in 2015 and  merger and branding- related expenses in 2014.

Our balance sheet strengthened as evidenced by the decline in OREO of $12.2 million, or 28.5%; the decline in the FDIC receivable for loss share agreements by $17.8 million, or 80.1%; the redemption of $46.3 million of Trust Preferred Securities; growth of our non‑acquired loans of $752.9 million, or 21.7%; and the increase in non‑interest bearing deposits of $336.5 million, or 20.5%.  Our acquired loan portfolio decreased during 2015 by $464.0 million, or 20.7%.

We continue to remain well‑capitalized with a total risk‑based capital ratio of 13.34% and a Tier 1 leverage ratio of 9.31%, as of December 31, 2015, compared to 14.43% and 9.47%, respectively, at December 31, 2014.  The total risk‑based capital ratio has declined due to the growth in risk‑weighted assets partially offset by the growth in capital.  Also, beginning in 2015, financial institution risk-based capital rules changed, which makes the current year ratios not fully comparable to the prior year’s results.  See the discussion after Table 23 on page 71. The increase in risk weighted assets was driven by net loan growth of $289.4 million, growth in our investment portfolio of $200.8 million, and the addition of cash from the BOA branch acquisition in August of 2015.  The Tier 1 leverage ratio declined from the prior year and reflects the asset growth discussed earlier. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

At December 31, 2015, we had $8.6 billion in assets and 2,058 full‑ time equivalent employees.  Through our Bank we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Recent Government Actions

Please see the caption “Regulation and Supervision” under PART I, Item 1 Business on page 4.

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

Allowance for Non‑acquired Loan Losses

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

The allowance consists of general and specific reserves.  The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the loan portfolio.  Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation.  The specific reserves are determined, for impaired loans, on a loan‑by‑loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.  Management evaluates nonaccrual loans and TDRs to determine whether or not they are impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent.  Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

Allowance for Acquired Loan Losses

With the FFHI and Savannah acquisitions, the Company segregated the loan portfolio between loans for which there was a discount related, in part, to credit (ASC Topic 310‑30 loans) and loans for which there was not a material discount attributable to credit.  The loans where the discount was not attributable to credit or revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually.  The allowance for loan losses on these loans will be measured and recorded consistent with non‑acquired loans.

Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310‑30 acquired loans from the Company’s initial estimates are recognized as impairment through the provision for loan losses.  For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

Probable and significant increases in cash flows (in a loan pool where an allowance for acquired loan losses was previously recorded) reduces the remaining allowance for acquired loan losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310‑30.  For covered loan pools, the reduction of the remaining allowance for acquired loan losses would be offset by the impact to the indemnification asset depending on each covered portfolio’s loss share coverage (either 80%, in the case of Habersham, Cape Fear, Plantation, and BankMeridian, or 95%, in the case of CBT).  The commercial loss share agreement has expired for Cape Fear and CBT and will expire at March 31, 2016 for Habersham.

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

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments.  Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.  In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy.  As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of OREO.  Management reviews the value of OREO periodically and adjusts the values as appropriate.  Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non‑interest expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  The goodwill impairment analysis is a two‑step test.  The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

Our stock price has historically traded above its book value and tangible book value.  During 2015, the lowest trading price for our stock was $58.84, and the stock price closed on December 31, 2015 at $71.95, above book value and tangible book value.  We evaluated the carrying value of goodwill as of April 30, 2015, our annual test date, and determined that no impairment charge was necessary.  Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, client list intangibles, and noncompetition (“noncompete”) intangibles consist of costs that resulted from the acquisition of other banks from other financial institutions.  Core deposit intangibles represent the estimated value of long‑term deposit relationships acquired in these transactions.  Client list intangibles represent the value of long‑term client relationships for the wealth and trust management business.  Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition.  These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible.  The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available‑ for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  We file a consolidated federal income tax return for our subsidiary bank.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2015 or 2014.

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

Acquired credit‑impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310‑30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03‑3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310‑30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  Certain acquired loans, such as lines of credit (consumer and commercial) and loans for which there was no discount attributable to credit are accounted for in accordance with FASB ASC Topic 310‑20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

In accordance with FASB ASC Topic 805, the FDIC Indemnification Assets are initially recorded at fair value, and are measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and negative accretion through non‑interest income over the shorter of the lives of the FDIC indemnification asset or the underlying loans. Impairment of the underlying covered assets will result in improved cash flows of the FDIC indemnification asset and a credit to the provision for loan losses for acquired loans will result.

For further discussion of the Company’s loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses to the audited condensed consolidated financial statements.

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

Consolidated net income available to common shareholders increased by $25.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase reflects higher net interest income, higher noninterest income, and lower noninterest expense.  Partially offsetting these improvements was an increase in the provision for income taxes.  Calendar year 2013 included five months of activity after the acquisition of FFHI compared to 2014 which included the full twelve months of activity.  Below are key highlights of our results of operations during 2015:

•

Consolidated net income available to common shareholders increased 33.8% to $99.5 million in 2015 compared with $74.4 million in 2014, and increased $51.6 million or 107.8% from 2013, when net income totaled $47.9 million.

•	Basic earnings per common share increased to $4.15 in 2015 compared with $3.11 in 2014, or 33.4%, and $2.41 in 2013, or 72.2%.
•	Diluted earnings per common share increased to $4.11 in 2015 compared with $3.08 in 2014, or 33.4%, and $2.38 in 2013, or 72.7%.
•

Book value per common share was $43.84 at the end of 2015, an increase from $40.78 at the end of 2014 and $40.72 at the end of 2013. The increase in 2015 was the result of higher net income which was partially offset by the common stock dividend paid and increase in accumulated comprehensive losses.  The slight increase in 2014 was related to higher net income and reduced accumulated other comprehensive loss, which were partially offset by the redemption of preferred stock of $65.0 million in March of 2014 and the payment of dividends to common and preferred shareholders during the year.

•

Return on average assets increased to 1.21% in 2015, compared with 0.95% in 2014 and 0.77% in 2013. The increase in return on average assets for the year ended December 31, 2015 compared to December 31, 2014 was driven by larger improvement in net income than the increase in average total assets which increased 3.3%, or $264.2 million, to $8.2 billion.

•

Return on average common shareholders’ equity increased to 9.67% in 2015, compared with 7.79% in 2014, and increased from 6.99% in 2013.  The increase in 2015 was the result of higher net income which outpaced the $60.5 million average increase in common equity. The increase from 2013 reflected the increase in average shareholders’ equity from the issuance of common shares related to the FFHI merger and fully offset by higher net income.

•

Our dividend payout ratio decreased to 23.84% for the year ended December 31, 2015 compared with 26.61% in 2014 and 31.91% in 2013.  The decrease from 2014 and 2013 reflects higher net income available to common shareholders for the years ended December 31, 2015 and 2014 compared to the increase in the dividend rate.  Our dividend was increased by $0.16 per share, or 19.5%, in 2015 compared to 2014.

•	Our common equity to assets ratio decreased to 12.38% at December 31, 2015 compared with 12.58% in 2014 but remained ahead of 2013 of 11.55%.

The yield on average earning assets declined by 30 basis points in 2015 from 2014 due primarily to the decline in the yield of non-acquired loans which decreased by 17 basis points the result of the low interest rate environment of 2015.  Acquired loan yield for 2015 increased by 66 basis points; however, the average balance declined $502.8 million.  The increase in the acquired loan yield was primarily the result of improved credit of these assets, and movement of the nonacretable difference to accretable yield during the year.  All other interest earning assets including investment securities, federal funds sold, reverse repurchase agreements, and time deposits yields were down from the prior year.  This entire decline in interest earned was fully offset by the favorable changes on the funding side of the balance sheet.  Average rate of interest‑bearing liabilities declined 10 basis points from 2014.  The majority of the improvement was from the cost of funds of other borrowings.  Trust preferred securities of $46.3 million were redeemed in early 2015 which were paying 7% fixed rate, and in September of 2015, $20.6 million of trust preferred securities repriced from a fixed rate of 5.92% to a variable rate of three-month LIBOR plus 159 basis points (which was at less than 2.00% in the fourth quarter of 2015).  These changes in trust preferred securities resulted in a decrease in interest expense of $3.4 million in 2015 from 2014.  All other funding costs declined during 2015 due to the low interest rate environment and resulted in lower interest expense of $1.9 million during the year.  The average balance of interest‑bearing liabilities declined by $13.5 million, or 0.3%, due primarily to the redemption of $46.3 million in trust preferred securities in early

2015.  Overall, higher net interest income was the result of much lower interest expense and cost of funds in 2015, which was partially offset by a decline in the yield of interest earning assets.

In the table below, we have reported our results of operations by quarter for the years ended December 31, 2015 and 2014.

Table 1—Quarterly Results of Operations (unaudited)

	2015 Quarters				2014 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$83,776	$85,562	$84,765	$83,998	$85,380	$84,348	$84,831	$87,463
Interest expense	2,344	2,547	2,488	2,949	3,829	3,979	3,858	3,996
Net interest income	81,432	83,015	82,277	81,049	81,551	80,369	80,973	83,467
Provision for loan losses	826	1,075	3,145	818	1,481	2,091	2,169	849
Noninterest income	29,197	29,771	30,082	26,505	25,299	24,453	24,399	20,545
Noninterest expense	71,881	73,194	71,529	70,485	74,676	75,058	75,889	77,415
Income before income taxes	37,922	38,517	37,685	36,251	30,693	27,673	27,314	25,748
Income taxes	12,387	13,377	12,813	12,325	9,445	8,346	9,368	8,832
Net income	$25,535	$25,140	$24,872	$23,926	$21,248	$19,327	$17,946	$16,916
Preferred stock dividends	—	—	—	—	—	—	—	1,073
Net income available to common shareholders	$25,535	$25,140	$24,872	$23,926	$21,248	$19,327	$17,946	$15,843
Earnings Per Share
Net income, basic	$1.06	$1.05	$1.04	$1.00	$0.89	$0.81	$0.75	$0.66
Net income, diluted	1.05	1.04	1.03	0.99	0.88	0.80	0.74	0.66
Cash dividends	0.26	0.25	0.24	0.23	0.22	0.21	0.20	0.19

Net Interest Income

Net interest income is the largest component of our net income.  Net interest income is the difference between income earned on interest‑earning assets and interest paid on deposits and borrowings.  Net interest income is determined by the yields earned on interest‑earning assets, rates paid on interest‑bearing liabilities, the relative balances of interest‑earning assets and interest‑ bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of interest‑earning assets and interest‑bearing liabilities.  Net interest income divided by average interest‑earning assets represents our net interest margin.

The Federal Reserve’s Federal Open Market Committee’s target for Federal funds remained at a range of 0.25% to 0.50% for the year ended December 31, 2015.  We continued to reduce rates on all of our deposit products in 2015 in line with the historically low Federal funds target.  The reduction in the rates on interest‑bearing liabilities contributed to higher net interest income for 2015 as compared to 2014.  The repricing of all of our deposit products to lower interest rates along with the redemption of trust preferred securities (other borrowings) and a change from a fixed interest rate to variable interest rate on $20.6 million in trust preferred securities (other borrowings) resulted in lower interest expense of $5.3 million in 2015 compared to 2014.  The increase in net interest income was rate driven, but was almost fully offset by volume changes in both average interest‑earning assets and average interest-bearing liabilities during the year.  The yields on interest‑earning assets continued to adjust downward as did the rates on interest‑bearing liabilities contributing to the decline in the net interest margin.

Net interest income highlighted for the year ended December 31, 2015:

•	Net interest income increased by $1.4 million, or 0.4%, to $327.8 million during 2015.
•

Higher 2015 net interest income was driven by reduced funding costs within all categories and partially offset by lower yield of interest earning assets primarily in the non-acquired loan category.  The yield on acquired loans did increase year over year; however, the decrease in average acquired loan balances resulted in much lower interest income than in 2014.

•

The increase in the average balance of non-acquired loans of $633.8 million was partially offset by the decline in the average balance of acquired loans of $502.8 million.  The impact on the overall yield of the decline in volume of acquired loans, more than offset the increases from all other categories of interest-earning assets.  The rate of acquired loans increased during 2015 and more than offset the decline in rate which was reflected in all other categories of interest-earning assets.

•

Average interest-bearing liabilities declined $13.5 million in 2015, and both volume and rate contributed to the reduction in interest expense of $5.3 million compared to 2014.  62% was volume driven primarily within other borrowings (trust preferred securities related) and 38% was rate driven and reflected in all categories of interest-bearing liabilities.

•	Non-taxable equivalent net interest margin decreased 21 basis points to 4.54% from 4.75% in 2014.
•	Net interest margin (taxable equivalent) decreased 22 basis points to 4.58% from 4.80% in 2014.

Net interest income highlighted for the year ended December 31, 2014:

•	Net interest income increased by $53.0 million, or 19.4%, to $326.4 million during 2014.
•

Higher 2014 net interest income was driven by an increase in volume as total average interest earning assets increased by $1.3 billion, or 24.0%.  This increase was partially offset by lower accretion income on the acquired credit-impaired loans.

•

An increase in the average balances of both acquired and non‑ acquired loans was the largest contributor to the volume increase, accounting for 87.3% of the growth in the average balance of total interest‑earning assets for the year ended December 31, 2014. The average balance of acquired loans increased $687.5 million and the average balance of non‑acquired loans increased $474.0 million from the year ended December 31, 2013.

•	Non‑taxable equivalent net interest margin decreased 18 basis points to 4.75% from 4.93% in 2013.
•	Net interest margin (taxable equivalent) decreased 19 basis points to 4.80% from 4.99% in 2013.
•	Interest‑free funds favorably impacted net interest margin by seven basis points, an increase of one basis point from the year ended December 31, 2013.

Table 2—Yields on Average Interest‑Earning Assets and Rates on Average Interest‑Bearing Liabilities

	Year Ended December 31,
	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$3,785,243	$151,329	4.00%	$3,151,482	$131,461	4.17%	$2,677,450	$118,379	4.42%
Acquired loans, net of acquired ALL(2)	1,998,104	162,309	8.12%	2,500,882	186,655	7.46%	1,813,425	148,597	8.19%
Loans held for sale	54,787	1,936	3.53%	38,745	1,766	4.56%	45,015	1,620	3.60%
Investment securities:
Taxable	724,080	16,110	2.22%	667,033	15,758	2.36%	458,344	11,073	2.42%
Tax‑exempt	138,606	4,300	3.10%	146,700	4,589	3.13%	151,908	4,773	3.14%
Federal funds sold and securities purchased under agreements to resell and time deposits	524,645	2,117	0.40%	364,076	1,793	0.49%	392,915	1,906	0.49%
Total interest‑earning assets	7,225,465	338,101	4.68%	6,868,918	342,022	4.98%	5,539,057	286,348	5.17%
Noninterest‑earning assets:
Cash and due from banks	194,381			193,993			125,653
FDIC receivable for loss share agreements	12,890			52,161			118,977
Other real estate owned	35,725			55,084			69,848
Other assets	768,822			803,315			541,630
Allowance for loan losses	(34,602)			(35,034)			(40,192)
Total noninterest‑earning assets	977,216			1,069,519			815,916
Total assets	$8,202,681			$7,938,437			$6,354,973
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$3,077,561	$2,777	0.09%	$2,894,137	$3,295	0.11%	$2,280,055	$2,897	0.13%
Savings deposits	694,071	444	0.06%	663,659	488	0.07%	479,367	398	0.08%
Certificates and other time deposits	1,161,604	4,123	0.35%	1,381,049	5,518	0.40%	1,277,772	5,194	0.41%
Federal funds purchased and securities sold under agreements to repurchase	291,428	395	0.14%	253,948	357	0.14%	274,080	426	0.16%
Other borrowings	55,817	2,589	4.64%	101,195	6,004	5.93%	76,421	4,072	5.33%
Total interest‑bearing liabilities	5,280,481	10,328	0.20%	5,293,988	15,662	0.30%	4,387,695	12,987	0.30%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	1,838,562			1,604,421			1,215,052
Other liabilities	55,015			71,865			39,336
Total noninterest‑bearing liabilities	1,893,577			1,676,286			1,254,388
Shareholders’ equity	1,028,623			968,163			712,890
Total noninterest‑bearing liabilities and shareholders’ equity	2,922,200			2,644,449			1,967,278
Total liabilities and shareholders’ equity	$8,202,681			$7,938,437			$6,354,973
Net interest spread			4.48%			4.68%			4.87%
Impact of interest free funds			0.06%			0.07%			0.06%
Net interest margin (non‑taxable equivalent)			4.54%			4.75%			4.93%
Net interest margin (taxable equivalent)			4.58%			4.80%			4.99%
Net interest income		$327,773			$326,360			$273,361

(1)	Nonaccrual loans are included in the above analysis.
(2)	ALL is an abbreviation for the allowance for loan losses.

Table 3—Volume and Rate Variance Analysis

	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$26,437	$(6,569)	$19,868	$20,959	$(7,877)	$13,082
Acquired loans, net of acquired ALL(4)	(37,525)	13,179	(24,346)	56,332	(18,274)	38,058
Loans held for sale	731	(561)	170	(226)	372	146
Investment securities:
Taxable	1,348	(996)	352	5,042	(357)	4,685
Tax exempt(3)	(253)	(36)	(289)	(164)	(20)	(184)
Federal funds sold and securities purchased under agreements to resell and time deposits	791	(467)	324	(140)	27	(113)
Total interest income	(8,471)	4,550	(3,921)	81,803	(26,129)	55,674
Interest expense on:
Deposits
Transaction and money market accounts	209	(727)	(518)	780	(382)	398
Savings deposits	22	(66)	(44)	153	(63)	90
Certificates and other time deposits	(877)	(518)	(1,395)	420	(96)	324
Federal funds purchased and securities sold under agreements to repurchase	53	(15)	38	(31)	(38)	(69)
Other borrowings	(2,692)	(723)	(3,415)	1,320	612	1,932
Total interest expense	(3,285)	(2,049)	(5,334)	2,642	33	2,675
Net interest income	$(5,186)	$6,599	$1,413	$79,161	$(26,162)	$52,999

(1)	The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable‑equivalent basis in the above analysis.
(4)	ALL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2015, 2014, and 2013, noninterest income comprised 26.1%, 22.5%, and 16.4%, respectively, of total net interest and noninterest income.

Table 4—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Fees on deposit accounts	$74,479	$69,291	$54,798
Mortgage banking income	21,761	16,170	9,149
Trust and investment services income	20,117	18,344	12,661
Securities losses, net	—	(2)	—
Other-than-temporary impairment losses	(489)	—	—
Amortization of FDIC indemnification asset	(8,587)	(21,895)	(29,535)
Other	8,274	12,788	6,647
Total noninterest income	$115,555	$94,696	$53,720

Noninterest income increased 22.0% for the year ended December 31, 2015 compared to 2014 resulting from the following:

•

Fees on deposit accounts increased $5.2 million, or 7.5%, driven primarily by the increase related to bankcard services income.  The majority of this increase resulted from additional customers added from the branches acquired from BOA in August of 2015 and increased usage within our existing customer base.

•	Trust and investment services income increased 9.7%, driven primarily by the growth in assets under management which now total more than $4.0 billion.
•	Other noninterest income declined 35.3%, driven primarily by reduced recoveries from acquired credit impaired assets.
•

Amortization of the FDIC indemnification asset decreased $13.3 million, resulting from a smaller difference between expected cash flows from the FDIC compared to the remaining carrying value of the indemnification asset.  Overall asset quality of the acquired covered loans has continued to improve and has resulted in lower claims with the FDIC.

•	Mortgage banking income increased $5.6 million, or 34.6%, driven primarily by the strong mortgage pipeline and secondary market results during the first half of 2015 compared to the last half of 2015.

Noninterest income increased 76.3% for the year ended December 31, 2014 compared to 2013 resulting from the following:

•	Fees on deposit accounts increased 26.4% driven by the increase in deposit accounts through organic growth, and the increased customer base from past acquisitions.

•	Trust and investment services income increased 44.9%, driven primarily by the addition of investment services income generated by past acquisitions.

•

Amortization of the FDIC indemnification asset decreased by $7.6 million, resulting from a smaller difference between expected cash flows from the FDIC compared to the remaining carrying value of the indemnification asset.

•	Other noninterest income increased 92.4%, driven by an increase in recoveries from acquired assets and from rental income.

•	Mortgage banking income increased 76.7%, driven primarily by gains and servicing fees on sold loans.

Noninterest expense represents the largest expense category for our company.  During 2015, we continued to emphasize carefully controlling our noninterest expense and with that our expenses declined $15.9 million from 2014.

Table 5—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Salaries and employee benefits	$161,304	$158,432	$122,096
Net occupancy expense	21,105	22,459	17,590
Information services expense	17,810	15,844	14,470
Furniture and equipment expense	11,233	13,271	12,112
OREO expense and loan related	9,595	11,833	13,727
Bankcard expense	9,320	8,563	6,550
Amortization of intangibles	8,324	8,320	6,081
Branch acquisition and consolidation expense	6,945	—	—
Supplies, printing and postage expense	5,919	6,937	4,891
Professional fees	5,533	4,960	4,210
FDIC assessment and other regulatory charges	4,714	5,432	5,034
Advertising and marketing	3,838	4,156	4,532
Merger expense	—	23,940	22,534
Other	21,449	18,891	16,794
Total noninterest expense	$287,089	$303,038	$250,621

Noninterest expense decreased 5.3% for the year ended December 31, 2015 compared to 2014 resulting from the following:

•

Salaries and employee benefits expense increased by 1.8% , driven by increases in self-funded medical cost and higher expense related to the 401(k) match program, and partially offset by additional deferrals of compensation related to a revised deferred cost study for lending activities for all loans.

•	Information services expense increased 12.4% primarily the result of higher internet banking cost.
•

Net occupancy and furniture and equipment expense decreased by 6.0% and 15.4%, respectively, driven by the branch consolidations during 2015, lower maintenance and repair costs and lower operating costs.

•	Bankcard expense increased by 8.8% driven by an increased deposit base and additional customers from the BOA branch acquisition in August 2015.
•

OREO expense and loan related expense declined 18.9% as the real estate market continued to improve resulting in less write downs and some gains on the disposal of certain real estate assets.  In addition, the cost to carry these assets declined as the number and amount of assets decreased significantly.

•	FDIC assessment and other regulatory charges declined 13.2% due to improved ratings and an overall improved balance sheet.
•	One-time costs decreased by $17.0 million, or 71%, in 2015 which was comprised of branch consolidation and acquisition expense compared to 2014 which comprised merger and branding related cost.

Noninterest expense increased 20.9% for the year ended December 31, 2014 compared to 2013 resulting from the following:

•	The increases in almost every category were driven by the impact of a full year of the FFHI acquisition being included in 2014 compared to five months in 2013.
•	Salaries and employee benefits expense increased by 29.8% driven by the addition of staff from the past acquisitions, along with increases in both incentive and merit pay for employees.
•	Net occupancy expense increased by 27.7% driven by an increase in depreciation expense as well as higher utilities and maintenance and repair costs.
•	Bankcard expense increased by 30.7% driven by an increased deposit base.

Income Tax Expense

Our effective tax rate increased to 33.85% at December 31, 2015, compared to 32.30% at December 31, 2014.  The higher effective tax rate was attributable to additional pre-tax income of $38.9 million in 2015 from 2014.  There was little change in the permanent differences to offset this increase other than additional federal tax credits of approximately $525,000, which was partly the result of a low income housing projecting being placed into service sooner than originally expected.

Investment Securities

We use investment securities, the second largest category of interest‑earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The expected average life of the investment portfolio at December 31, 2015 was approximately 3.59 years, compared with 3.46 years at December 31, 2014. At December 31, 2015, investment securities were $1.0 billion, or 14.2% of average earning assets, compared with $826.9 million, or 12.0% of average earning assets, at December 31, 2014. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

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

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Held‑to‑maturity (amortized cost):
State and municipal obligations	$9,314	$9,659	$12,426	$15,440	$16,569
Total held‑to‑maturity	9,314	9,659	12,426	15,440	16,569
Available‑for‑sale (fair value):
Government‑sponsored entities debt	162,507	148,197	142,994	88,518	49,603
State and municipal obligations	131,364	137,581	140,651	152,799	43,957
GSE mortgage‑backed securities	711,849	517,946	499,479	293,187	195,309
Corporate stocks	3,821	3,042	3,667	379	326
Total available‑for‑sale	1,009,541	806,766	786,791	534,883	289,195
Total other investments	8,893	10,518	13,386	9,768	18,292
Total investment securities	$1,027,748	$826,943	$812,603	$560,091	$324,056

During 2015, total investment securities increased $200.8 million, or 24.3%, from December 31, 2014. The increase was primarily the result of purchases of $436.1 million of government-sponsored enterprise (“GSE”) securities and mortgage‑backed securities. The increase was partially offset by $225.5 million of maturing, called, and prepaid securities that were generally purchased in higher interest rate environments. The decrease in held‑to‑maturity (“HTM”) securities was the result of called and maturing state and municipal tax‑exempt securities during 2015. These are generally longer‑maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available‑for‑sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2015, the fair value of the total investment securities portfolio (including HTM) was $4.6 million, or 0.4%, above its amortized cost basis. Comparable valuations at December 31, 2014 reflected a total investment portfolio fair value that was $9.4 million, or 1.15%, above its amortized cost basis.

Held‑to‑maturity

HTM securities consist solely of some of our tax‑exempt state and municipal securities. The following are highlights:

•	Total HTM securities decreased $345,000 from the balance at December 31, 2014.
•	The balance of HTM securities represented 0.1% of total assets at December 31, 2015 and 2014.
•

Interest earned amounted to $373,000, a decrease of $49,000, or 11.6%, from $422,000 in 2014. The average balance of the HTM portfolio decreased by $1.3 million during 2015, as compared to the average during 2014. The overall yield on the HTM portfolio decreased by one basis points from 2014 and decreased by nine basis points from 2013 attributable to maturing or called securities that were purchased in higher interest rate environments.

The expected average life of the held to maturity portfolio was 1.49 years and 2.43 years at December 31, 2015 and 2014, respectively.

Available for sale

Securities available for sale consist mainly of debentures of government‑ sponsored entities, state and municipal bonds, and mortgage‑backed securities. At December 31, 2015, investment securities with a fair value and amortized cost of $1.0 billion were classified as available for sale. The adjustment for unrealized gains of $4.2 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available‑for‑sale securities:

•

Total securities available for sale increased $202.8 million, or 25.1%, from the balance at December 31, 2014, primarily the result purchases of GSE securities and mortgage‑backed securities, partially offset by maturing or called securities specifically within the state and municipal category that were purchased in higher interest rate environments.

•	The balance of securities available for sale represented 11.8% of total assets at December 31, 2015 and 10.3% of total assets at December 31, 2014.
•

Interest income earned in 2015 amounted to $19.4 million, an increase of $72,000, or 0.37%, from $19.4 million in the comparable year of 2014. The increase in interest earned reflected a $52.3 million increase in the average balances of securities available for sale, partially offset by a 13 basis point decrease in the yield on available for sale securities, reflecting the ongoing low interest rate environment throughout 2015.

•

During the fourth quarter of 2015, we recorded an other-than-temporary impairment charge of $489,000 related to an equity security due primarily to the length of time the asset had been in an unrealized loss position.

At December 31, 2015, we had 90 securities available for sale in an unrealized loss position, which totaled $4.5 million. During 2015, U.S. intermediate- to longer-term rates generally increased during the year as the yield curve steepened and credit spreads widened. See Note 3—Investment Securities in the consolidated financial statements for additional information.

Investment securities in an unrealized loss position as of December 31, 2015 continue to perform as scheduled. We have the intent to hold all securities within the portfolio until their maturity or until their value recovers and it is more‑likely‑than‑not that we will not be required to sell the debt securities. Therefore, we do not consider these investments to be other‑than‑temporarily impaired at December 31, 2015. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other‑than‑temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

While securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While we generally hold these assets on a long‑term basis or until maturity, any short‑term investments or securities available for sale could be sold at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

Other Investments

Other investment securities primarily include our investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock, with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2015, the investment in FHLB stock represented approximately $7.2 million, or 0.08% of total assets.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(7)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held‑to‑maturity
State and municipal obligations(2)(3)	$640	5.84%	$1,832	5.93%	$6,842	5.88%	$—	—%	$9,314	5.88%
Total held‑to‑maturity	640	5.84%	1,832	5.93%	6,842	5.88%	—	—%	9,314	5.88%
Available‑for‑sale
Government‑sponsored entities debt(4)	—	—%	103,202	1.68%	54,293	2.11%	5,012	2.15%	162,507	1.84%
State and municipal obligations(2)(3)	8,627	3.78%	9,520	3.24%	44,956	4.35%	68,261	4.66%	131,364	4.39%
Mortgage‑backed securities(5)	2	4.61%	3,350	2.81%	105,206	2.47%	603,291	2.25%	711,849	2.28%
Corporate stocks(1)	—	—%	—	—%	—	—%	3,821	8.60%	3,821	8.60%
Total available‑for‑sale	8,629	3.78%	116,072	1.84%	204,455	2.79%	680,385	2.47%	1,009,541	2.48%
Total other investments(1)	—	—%	—	—%	—	—%	8,893	4.02%	8,893	4.02%
Total investment securities(6)	$9,269	3.92%	$117,904	1.90%	$211,297	2.89%	$689,278	2.49%	$1,027,748	2.52%
Percent of total	1%		11%		21%		67%
Cumulative percent of total	1%		12%		33%		100%

(1)	FHLB and other corporate stocks have no set maturity date and are classified in “Due after 10 Years.”
(2)	Yields on tax‑exempt income have been presented on a taxable‑ equivalent basis in the above table.
(3)	The expected average life for state and municipal obligations is 3.03 years; 1.49 years for held‑to‑maturity and 3.14 years for available‑for‑sale.
(4)	The expected average life for government sponsored entities debt securities is 1.41 years.
(5)	The expected average life for mortgage‑backed securities is 4.15 years.
(6)	The expected average life for the total investment securities portfolio is 3.29 years (not including FHLB and corporate stock with no maturity date).
(7)	For available‑for‑sale securities, this total equals total fair value; for held‑to‑maturity securities, this total equals amortized cost.

Loan Portfolio

Our loan portfolio remains our largest category of interest‑earning assets. At December 31, 2015, total loans were $6.0 billion, which was an overall increase of $285 million from the balance at the end of 2014. Non‑acquired loan growth of $752.9 million, or 21.7%, for the year was partially offset by a $467.7 million, or 20.7%, decrease in acquired loans. A 25.0% increase in consumer real estate loans, a 27.5% increase in commercial non‑owner occupied real estate loans, a 13.8% increase in commercial owner occupied real estate loans, a 23.1% increase in consumer loans, a 16.5% increase in other income producing property and a 24.1% increase in commercial and industrial loans contributed to the non‑acquired loan growth for the year ended December 31, 2015. Average loans outstanding during 2015 were

$5.8 billion, an increase of $131 million, or 2.3%, over the 2014 average of $5.7 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

The following table presents a summary of the non‑acquired loan portfolio by type:

Table 8—Distribution of Non‑Acquired Loans by Type

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Real estate:
Commercial non‑owner occupied(1)	$889,756	$697,811	$591,122	$563,491	$610,543
Consumer(2)	1,338,239	1,070,712	805,309	689,787	656,515
Commercial owner occupied real estate	1,033,398	907,913	833,513	784,152	742,890
Commercial and industrial	503,808	405,923	321,824	279,763	220,454
Other income producing property	175,848	150,928	143,204	133,713	140,693
Consumer	233,104	189,317	136,410	86,934	85,342
Other loans	46,573	45,222	33,834	33,163	14,128
Total non‑acquired loans	$4,220,726	$3,467,826	$2,865,216	$2,571,003	$2,470,565

(1)	Includes $402.0 million, $364.2 million, $300.0 million, $273.4 million, and $310.8 million of construction and land development loans at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
(2)	Includes owner occupied real estate.

In accordance with FASB ASC Topic 310‑30, the Company aggregated acquired credit impaired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million—CBT, commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity. The following table presents the acquired credit impaired loans by type:

Table 9—Distribution of Acquired Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial loans greater than or equal to $1 million—CBT	$12,628	$15,813	$24,109	$39,661	$56,540
Commercial real estate	255,430	325,109	439,785	372,924	108,327
Commercial real estate—construction and development	54,272	65,262	114,126	130,451	51,005
Residential real estate	313,319	390,244	481,247	354,718	128,510
Consumer	70,734	85,449	103,998	15,685	10,019
Commercial and industrial	31,193	44,804	68,862	72,718	39,311
Single pay	—	86	129	456	475
Total acquired credit impaired loans	$737,576	$926,767	$1,232,256	$986,613	$394,187

Acquired loans that are not credit impaired and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310‑20. The following table presents the acquired non‑credit impaired loans by type:

Table 10—Distribution of Acquired Non‑Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2015	2014	2013	2012
Real estate:
Commercial non‑owner occupied(1)	$53,952	$73,575	$116,994	$3,716
Consumer(2)	709,075	881,324	1,009,631	36,139
Commercial owner occupied real estate	39,220	62,065	73,714	12,141
Commercial and industrial	25,475	41,130	58,773	17,531
Other income producing property	51,169	65,139	74,566	3,688
Consumer	170,647	204,766	267,257	—
Total acquired non‑credit impaired loans	$1,049,538	$1,327,999	$1,600,935	$73,215

(1)	Includes $13.8 million, $24.1 million, $58.4 million, and $839,000 of construction and land development loans at December 31, 2015, 2014, 2013, and 2012, respectively.
(2)	Includes owner occupied real estate.

The Company did not have any acquired non‑credit impaired loans for the year ended December 31, 2011.

Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2015 compared to December 31, 2014:

•	Acquired loans were $1.8 billion, or 29.7% of total loans at December 31, 2015.
•

Non‑acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $2.2 billion and comprised 37.1% of the total loan portfolio. This was an increase of $459.5 million, or 26.0%, over December 31, 2014.

•	Non‑acquired loans secured by commercial real estate, excluding commercial owner occupied loans, increased by $191.9 million, or 27.5%.
•	Non‑acquired loans secured by consumer real estate grew by $267.5 million, or 25.0%.
•	Commercial owner occupied real estate loans grew $125.5 million, or 13.8%, from 2014. The balance represented 17.2% of total loans at December 31, 2015.

Loan interest income was $315.6 million in 2015, a decrease of $4.3 million, or 1.3%, over 2014 loan interest income of $319.9 million. The decrease was the result of the 20.1% decline in the average balance of the acquired loan portfolio. Although the 2015 average acquired loan portfolio yield was higher at 8.12%, compared to 7.46% in 2014, this was partially offset by an average non-acquired loan portfolio yield in 2015 of 4.00%, compared to 4.17% in 2014 and by an average loans held for sale portfolio yield in 2015 of 3.53%, compared to 4.56% in 2014. Interest income for 2014 was 19.1% higher than the 2013 income of $268.6 million. The average loan yield of the non‑acquired loan portfolio in 2014 was 25 basis points lower than the 2013 yield of 4.42%. The average loan yield of the acquired loan portfolio in 2014 was 73 basis points lower than the 2013 yield of 8.19%.

Non‑acquired loans secured by commercial real estate were comprised of $402.0 million in construction and land development loans and $487.8 million in commercial non‑owner occupied loans at December 31, 2015. At December 31, 2014, we had $364.2 million in construction and land development loans and $333.6 million in commercial non‑owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during the current downturn in the business cycle.

Non‑acquired loans secured by consumer real estate comprised of $1.0 billion in consumer owner occupied loans and $319.3 million in home equity loans at December 31, 2015. At December 31, 2014, we had $786.8 million in consumer owner occupied loans and $283.9 million in home equity loans.

The table below shows the contractual maturity of the non‑acquired loan portfolio at December 31, 2015.

Table 11—Maturity Distribution of Non‑acquired Loans

December 31, 2015		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$889,756	$99,751	$414,092	$375,913
Consumer	1,338,239	53,012	224,574	1,060,653
Commercial owner occupied real estate	1,033,398	122,670	533,427	377,301
Commercial and industrial	503,808	155,006	273,748	75,054
Other income producing property	175,848	29,894	121,687	24,267
Consumer	233,104	8,457	124,550	100,097
Other loans	46,573	5,123	19,095	22,355
Total non‑acquired loans	$4,220,726	$473,913	$1,711,173	$2,035,640

At December 31, 2015 and 2014, our non‑acquired commercial non‑ owner‑occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $583.2 million and $399.8 million, respectively. The adjustable interest rate loan balance in this loan category was $206.8 million and $202.8 million, respectively. The non‑acquired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $832.3 million and $751.6 million, respectively. The adjustable interest rate loan balance in this loan category was $78.4 million and $62.9 million, respectively. The non‑acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $277.5 million and $244.1 million, respectively. The adjustable interest rate loan balance in this loan category was $71.3 million and $44.2 million, respectively.

The table below shows the contractual maturity of the acquired non‑credit impaired loan portfolio at December 31, 2015.

Table 12—Maturity Distribution of Acquired Non‑credit Impaired Loans

December 31, 2015		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$53,952	$4,990	$30,296	$18,666
Consumer	709,075	6,503	47,140	655,432
Commercial owner occupied real estate	39,220	6,530	17,026	15,664
Commercial and industrial	25,475	13,420	4,582	7,473
Other income producing property	51,169	368	2,674	48,127
Consumer	170,647	485	8,908	161,254
Total acquired non‑credit impaired loans	$1,049,538	$32,296	$110,626	$906,616

The table below shows the contractual maturity of the acquired credit impaired loan portfolio at December 31, 2015.

Table 13—Maturity Distribution of Acquired Credit Impaired Loans

December 31, 2015		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Commercial loans greater than or equal to $1 million—CBT	$12,628	$—	$10,996	$1,632
Commercial real estate	255,430	65,310	132,072	58,048
Commercial real estate—construction and development	54,272	26,250	23,099	4,923
Residential real estate	313,319	38,135	97,977	177,207
Consumer	70,734	1,721	5,703	63,310
Commercial and industrial	31,193	11,075	15,248	4,870
Single pay	—	—	—	—
Total acquired credit impaired loans	$737,576	$142,491	$285,095	$309,990

Nonaccrual Loans

We place non‑acquired loans and acquired non-credit impaired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due.  Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310‑40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2015 and 2014, total TDRs were $13.1 million and $16.2 million, respectively, of which $10.4 million were accruing restructured loans at December 31, 2015, compared to $6.8 million at December 31, 2014. The Company does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 14—Nonperforming Assets

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-acquired:
Nonaccrual loans	$15,785	$18,569	$31,333	$48,387	$64,170
Accruing loans past due 90 days or more	300	522	258	500	926
Restructured loans	2,662	9,425	10,690	13,151	11,807
Total nonperforming loans	18,747	28,516	42,281	62,038	76,903
Other real estate owned (“OREO”)(2)	8,705	7,947	13,456	19,069	18,022
Other nonperforming assets(3)	78	—	—	—	24
Total nonperforming assets excluding acquired assets	27,530	36,463	55,737	81,107	94,949
Acquired non-credit impaired:
Nonaccrual loans	3,764	7,538	—	—	—
Accruing loans past due 90 days or more	53	108	—	—	—
Total acquired nonperforming loans	3,817	7,646	—	—	—
Acquired OREO and other nonperforming assets:
Acquired covered OREO	5,751	16,227	27,520	34,257	65,849
Acquired non‑covered OREO	16,098	18,552	23,942	13,179	—
Other acquired nonperforming assets(3)	546	694	943	44	251
Total acquired nonperforming assets(1)	22,395	35,473	52,405	47,480	66,100
Total nonperforming assets	$53,742	$79,582	$108,142	$128,587	$161,049
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.65%	1.05%	1.94%	3.13%	3.82%
Total nonperforming assets as a percentage of total assets	0.32%	0.47%	0.70%	1.58%	2.44%
Nonperforming loans as a percentage of period end loans(4)	0.44%	0.82%	1.48%	2.41%	3.11%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.89%	1.38%	1.88%	3.46%	5.45%
Total nonperforming assets as a percentage of total assets	0.63%	1.02%	1.36%	2.50%	4.13%
Nonperforming loans as a percentage of period end loans(4)	0.38%	0.63%	0.74%	1.70%	2.68%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $18.8 million, $48.5 million, $82.1 million, $76.1 million, and $97.6 million as of December 31, 2015, December 31, 2014, December 31, 2013, 2012, and December 31, 2011, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310‑30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies in the consolidated financial statements.)

(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non‑real estate foreclosed assets, such as repossessed vehicles and mobile homes.
(4)	Loan data excludes mortgage loans held for sale.

Excluding the acquired loans, total nonperforming loans were $18.7 million, or 0.44% of total loans, a decrease of $9.8 million, or 34.3%, from December 31, 2014. The decrease in nonperforming loans was driven by a decrease in commercial nonaccrual loans and TDRs of $12.1 million, partially offset by an increase in consumer nonaccrual loans of $2.5 million from December 31, 2014.

Nonperforming loans and restructured loans decreased by approximately $5.1 million during the fourth quarter of 2015 from the level at September 30, 2015. This was primarily in the commercial and restructured loan categories. The top 10 nonaccrual loans at December 31, 2015 consist of four loans located along the coast of South Carolina and Georgia, two in the Low Country/Orangeburg region, and four located in the Charlotte region, and totaled $4.8 million. These loans comprise 24.4% of total nonaccrual loans at December 31, 2015 and all but one are real estate collateral dependent. The Company currently holds combined specific reserves of $533,000 on two of these ten loans. Of our nonperforming loan balance of $22.6 million at December 31, 2015, 25% in coastal markets and 75% are inland.

At December 31, 2015, non‑acquired OREO (not covered) increased by $758,000 from the balance at December 31, 2014 to $8.7 million. At December 31, 2015, non‑acquired OREO consisted of 45 properties with an average value of $193,000, an increase of $48,000 from December 31, 2014, when we had 55 properties. In the fourth quarter of 2015, we added 13 properties with an aggregate value of $3.8 million into non‑acquired OREO, and we sold 10 properties with a basis of $900,000 in that same quarter. We recorded a net loss of $34,000 on the properties sold during the quarter. We also wrote down properties during the fourth quarter by $122,000. Our non‑acquired OREO balance of $8.7 million at December 31, 2015 is comprised of 56% in the Low Country/Orangeburg region, 12% in the Coastal region (Savannah to Myrtle Beach), 10% in the Central region (Columbia), and 9% in the Charlotte region.

Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned (“OREO”) under Critical Accounting Policies and Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company’s OREO policies.)

Potential Problem Loans

Potential problem loans (excluding all acquired loans), which are not included in nonperforming loans, amounted to approximately $6.3 million, or 0.15% of total non‑acquired loans outstanding at December 31, 2015, compared to $7.6 million, or 0.22% of total non-acquired loans outstanding at December 31, 2014. Potential problem loans related to acquired non‑credit impaired loans totaled $8.4 million, or 0.80%, of total acquired non‑credit impaired loans at December 31, 2015, compared to $10.4 million, or 0.79% of total acquired non-credit impaired loans at December 31, 2014. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Allowance for Loan Losses

On December 13, 2006, the Federal Reserve Board, the FDIC, and other regulatory agencies collectively revised the banking agencies’ 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

The allowance consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading”

of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined on a loan‑by‑loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as nonaccrual and graded doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans. Loans for which specific reserves are provided are excluded from the calculation of the general reserves.

With the FFHI business combination, the Company segregated the FFHI acquired loan portfolio into performing loans (“non‑credit impaired”) and credit impaired loans. The acquired non‑credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no allowance for loan losses associated with them at acquisition date. The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method. Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non‑acquired and acquired non‑credit impaired allowance for loan losses. The acquired credit impaired loans will follow the description in the next paragraph.

In determining the acquisition date fair value of acquired credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Evidence of credit quality deterioration for the loan pools may include information such as increased past‑due and nonaccrual levels and migration in the pools to lower loan grades. Offsetting the impact of the provision established for the loan, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post‑acquisition exposure with a corresponding credit to the provision for loan losses (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

The following tables provide the allocation for the non‑acquired and acquired credit impaired allowance for loan losses. There was no allowance for acquired credit impaired loan losses prior to 2011. At December 31, 2015, there was no allowance recognized for acquired non‑credit impaired loan losses.

Table 15—Allocation of the Allowance for Non‑Acquired Loan Losses

	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non‑owner occupied	$7,684	21.1%	$8,820	20.1%	$10,466	20.6%	$15,757	21.9%	$18,482	24.6%
Consumer owner occupied	10,141	31.7%	9,695	30.9%	8,851	28.1%	10,194	26.8%	11,722	26.6%
Commercial owner occupied real estate	8,341	24.5%	8,415	26.2%	7,767	29.1%	8,743	30.5%	10,356	30.1%
Commercial and industrial	3,974	11.9%	3,561	11.7%	3,592	11.2%	4,939	10.9%	3,901	8.9%
Other income producing property	1,963	4.2%	2,232	4.4%	2,509	5.0%	3,747	5.2%	3,636	5.7%
Consumer	1,694	5.5%	1,367	5.5%	937	4.8%	781	3.4%	1,145	3.5%
Other loans	293	1.1%	449	1.2%	209	1.2%	217	1.3%	125	0.6%
Total	$34,090	100.0%	$34,539	100.0%	$34,331	100.0%	$44,378	100.0%	$49,367	100.0%

*Loan carrying value in each category, expressed as a percentage of total non‑acquired loans

Table 16—Allocation of the Allowance for Acquired Credit Impaired Loan Losses

	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial loans greater than or equal to $1 million—CBT	$—	1.7%	$135	1.7%	$303	2.0%	$5,337	4.0%	$12,417	15.1%
Commercial real estate	56	34.6%	1,444	35.1%	1,816	35.7%	1,517	37.8%	1,318	26.9%
Commercial real estate—construction and development	177	7.4%	336	7.0%	2,244	9.3%	1,628	13.2%	—	12.7%
Residential real estate	2,986	42.5%	4,387	42.1%	5,132	39.1%	4,207	36.0%	5,332	32.0%
Consumer	313	9.6%	275	9.2%	538	8.4%	96	1.6%	—	2.5%
Commercial and industrial	174	4.2%	718	4.9%	1,481	5.5%	4,139	7.4%	4,564	9.8%
Single pay	—	—%	70	—%	104	—%	294	—%	(24)	1.0%
Total	$3,706	100.0%	$7,365	100.0%	$11,618	100.0%	$17,218	100.0%	$23,607	100.0%

*Loan carrying value in each category, expressed as a percentage of total acquired credit impaired loans

The following table presents changes in the allowance for loan losses on non‑acquired loans for the five years at December 31:

Table 17—Summary of Non‑Acquired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at January 1	$34,539	$34,331	$44,378	$49,367	$47,512
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(375)	(679)	(5,316)	(10,802)	(15,653)
Consumer	(921)	(1,382)	(2,681)	(3,244)	(5,524)
Commercial owner occupied real estate	(851)	(531)	(2,695)	(2,781)	(2,346)
Commercial and industrial	(357)	(1,114)	(1,329)	(2,033)	(1,872)
Other income producing property	(102)	(309)	(816)	(924)	(2,366)
Consumer*	(3,574)	(3,501)	(2,452)	(2,146)	(1,337)
Other loans	—	—	—	—	(111)
Total charge‑offs	(6,180)	(7,516)	(15,289)	(21,930)	(29,209)
Recoveries:
Real estate:
Commercial non‑owner occupied	443	811	1,748	1,710	662
Consumer	387	340	861	724	356
Commercial owner occupied real estate	31	95	41	5	158
Commercial and industrial	844	264	514	228	295
Other income producing property	85	191	224	361	293
Consumer*	1,011	873	836	728	645
Other loans	—	—	—	—	—
Total recoveries	2,801	2,574	4,224	3,756	2,409
Net charge‑offs	(3,379)	(4,942)	(11,065)	(18,174)	(26,800)
Provision for loan losses	2,930	5,150	1,018	13,185	28,655
Allowance for loan losses at December 31	$34,090	$34,539	$34,331	$44,378	$49,367
Average loans, net of unearned income**	$3,785,243	$3,151,482	$2,677,450	$2,484,751	$2,397,821
Ratio of net charge‑offs to average loans, net of unearned income*	0.09%	0.16%	0.41%	0.73%	1.12%
Allowance for loan losses as a percentage of total non‑acquired loans	0.81%	1.00%	1.20%	1.73%	2.00%

*Net charge‑offs at December 31, 2015, 2014, 2013, 2012, and 2011 include automated overdraft protection (“AOP”) principal net charge‑offs of $1.6 million, $1.3 million, $947,000, $813,000, and $515,000, respectively, and insufficient fund (“NSF”) principal net charge‑offs of $441,000, $763,000, $119,000, $251,000, and $122,000, respectively, that are included in the consumer classification above.

**Non‑acquired average loans, net of unearned income does not include loans held for sale.

The decrease in non‑acquired provision for loan losses in 2015 was  the result of continued improvement in credit quality  during 2015.  Non‑acquired loans grew by more than $752.9 million, or 21.7%, in 2015.  Net charge‑offs declined by more than $1.5 million from the level in 2014. The following provides highlights for the years ended December 31, 2015 and 2014:

•	Total net charge‑offs decreased $1.6 million, or 31.6%, for the year ended December 31, 2015 compared to a $6.1 million, or 55.3%, decrease for the comparable year in 2014.

•	Charge‑offs declined from the 2014 levels by $1.3 million, or 17.8%, and recoveries improved by $227,000, or 8.8%.
•

The decrease in net charge‑offs between December 31, 2014 and December 31, 2015 was in commercial and industrial by $1.3 million, consumer real estate by $508,000, other income producing property by $101,000, and consumer by $65,000. These declines were partially offset by the following increases in net charge‑offs: commercial owner occupied real estate by $384,000 and commercial non‑owner occupied real estate by $64,000.

•	During the fourth quarter of 2015, the ratio of net charge‑offs to average loans were 0.14% up from 0.09% during the third quarter of 2015 and up from 0.13% in the fourth quarter of 2014.

We have seen noted improvement in the economy and business activity throughout our markets during 2015, and we are expecting this trend to continue in 2016. Excluding acquired loans, non‑acquired non‑accrual loans decreased by $5.1 million during the fourth quarter compared to the third quarter of 2015. The ratio of the ALLL to cover these non‑acquired nonaccrual loans increased from 121% at December 31, 2014 to 182% at December 31, 2015.

The ALLL decreased for the fourth quarter of 2015 compared to the fourth quarter of 2014 due to the decline in risk and net charge offs within the overall loan portfolio.  On a general basis, we consider three‑year historical loss rates on the entire loan portfolio, except residential lot loans where two‑year historical loss rates are applied, consumer auto loans where seven quarter historical loss rates have been applied, and consumer marine where six quarter historical loss rates have been applied.  Once more historical loss rates are determined for consumer auto loans and consumer marine loans, three year historical loss rates will be applied.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.

The three‑year historical loss rate average on an overall basis decreased from December 31, 2014 due to the removal of much higher historical loss rates in our rolling averages being replaced with recent lower historical loss rates.  This resulted in a decrease of 15 basis points in the ALLL during 2015. Compared to the third quarter of 2015, the decrease was one basis point.

Economic risk declined by two basis points at the end of 2015 as compared to 2014. A decrease of one basis point was reflected in the unemployment factor and one basis point in home sales. Compared to the third quarter of 2015, we  adjusted the economic risk factors downward by one basis point.

Model risk decreased one basis point compared to December 31, 2014, and was adjusted based upon our experience with the current model which is a more automated solution.  This risk comes from the fact that our ALLL model is not all‑inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Our model has been reviewed by management, the audit committee, and the bank’s primary regulators (including the FDIC and the SCBFI), and we believe it adequately addresses the various inherent risks in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans and classified assets, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We increased the overall operational risk by one basis point during 2015 compared to December 31, 2014, due primarily to the size of new loan originations experienced in 2015 which increased by three basis points. Other factors declined by one basis point included the level of past dues loans.

On a specific reserve basis, the allowance for loan losses at December 31, 2015 increased by approximately $49,000 from December 31, 2014.  The loan balances being evaluated for specific reserves during the year increased from $27.1 million to $30.2 million at December 31, 2015. Our practice, generally, is that once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

The following table presents changes in the allowance for loan losses on acquired non‑credit impaired loans for the years ended December 31, 2015 and 2014.  Prior to 2014, there was no material activity in the allowance for loan losses for acquired non‑credit impaired loans.

Table 18—Summary of Acquired Non‑Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Allowance for loan losses at January 1	$—	$—
Charge‑offs:
Real estate:
Commercial non‑owner occupied	—	(150)
Consumer	(2,022)	(680)
Commercial owner occupied real estate	—	—
Commercial and industrial	(118)	(456)
Other income producing property	(4)	(14)
Consumer*	(643)	(231)
Other loans	—	—
Total charge‑offs	(2,787)	(1,531)
Recoveries:
Real estate:
Commercial non‑owner occupied	4	1
Consumer	339	282
Commercial owner occupied real estate	—	—
Commercial and industrial	19	312
Other income producing property	4	—
Consumer*	21	9
Other loans	—	—
Total recoveries	387	604
Net charge‑offs	(2,400)	(927)
Provision for loan losses	2,400	927
Allowance for loan losses at December 31	$—	$—
Average loans, net of unearned income	$1,180,723	$1,458,309
Ratio of net charge‑offs to average loans, net of unearned income	0.20%	0.06%

The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the five years at December 31.

Table 19—Summary of Acquired Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of the period	$7,365	$11,618	$17,218	$23,607	$—
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	(43)	(129)	(3,109)	(1,298)	16,706
Commercial real estate	(456)	(328)	299	199	1,318
Commercial real estate—construction and development	(68)	(621)	2,347	1,628	—
Residential real estate	99	(406)	1,057	(855)	5,471
Consumer	336	(111)	442	96	—
Commercial and industrial	(118)	(314)	(1,786)	(259)	4,564
Single pay	(2)	2	(168)	1,001	3,561
Total provision for loan losses before benefit attributable to FDIC loss share agreements	(252)	(1,907)	(918)	512	31,620
Benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	—	183	2,934	1,233	(15,871)
Commercial real estate	459	364	(456)	(30)	(1,252)
Commercial real estate—construction and development	74	792	(1,645)	(1,319)	—
Residential real estate	228	571	(520)	813	(5,198)
Consumer	(107)	141	(412)	(88)	—
Commercial and industrial	131	371	1,719	264	(4,336)
Single pay	1	(2)	166	(951)	(3,384)
Total benefit attributable to FDIC loss share agreements	786	2,420	1,786	(78)	(30,041)
Total provision for loan losses charged to operations	534	513	868	434	1,579
Provision for loan losses recorded through the FDIC loss share receivable	(786)	(2,420)	(1,786)	78	30,041
Reductions due to loan removals:
Commercial loans greater than or equal to $1 million—CBT	(92)	(39)	(1,925)	(5,782)	(4,289)
Commercial real estate	(932)	(44)	—	—	—
Commercial real estate—construction and development	(91)	(1,285)	(1,731)	—	—
Residential real estate	(1,500)	(339)	(132)	(270)	(139)
Consumer	(298)	(153)	—	—	—
Commercial and industrial	(426)	(449)	(872)	(166)	—
Single pay	(68)	(37)	(22)	(683)	(3,585)
Total reductions due to loan removals	(3,407)	(2,346)	(4,682)	(6,901)	(8,013)
Balance, end of the period	$3,706	$7,365	$11,618	$17,218	$23,607

Loss Share

The following table presents the projected total losses compared to the original estimated losses on acquired assets covered under loss share agreements as of December 31, 2015:

Table 20—Projected Total Losses under FDIC Loss Share Agreements

					Losses
				Losses	Incurred**
				Incurred*	By South
		Original	Original	By FFHI	State	Remaining	OREO
	FDIC	Estimated	Estimated	Through	Through	Estimated	Mark***	Projected
	Threshold	Gross	Covered	July 26,	December 31,	Losses	December 31,	Total
(Dollars in thousands)	or ILE	Losses	Losses	2013	2015	for Loans	2015	Losses
CBT	$233,000	$340,039	$334,082	$—	$312,064	$520	$228	$312,812
Habersham	94,000	124,363	119,978	—	91,535	353	101	91,989
BankMeridian	70,827	70,190	67,780	—	31,687	727	811	33,225
Cape Fear****	110,000	12,921	8,213	76,122	3,241	149	8	79,520
Plantation****	70,178	24,273	16,176	35,190	12,754	1,443	204	49,591
Total	$578,005	$571,786	$546,229	$111,312	$451,281	$3,192	$1,352	$567,137

*	For Cape Fear and Plantation, claimed or claimable loan and OREO losses excluding expenses, net of revenues, from bank failure date through July 26, 2013.
**	Claimed or claimable loan and OREO losses excluding expenses, net of revenues, since bank failure date under South State ownership.
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

Effective June 30, 2014, the Commercial Shared‑Loss Agreement with the FDIC for Cape Fear expired and losses on assets covered under this agreement are no longer claimable after filing the second quarter of 2014 commercial loss share certificate.  The Commercial Shared‑Loss Agreement for CBT expired March 31, 2015 and losses on assets covered under this agreement will no longer be claimable after this date; however, 80% of recoveries received over the next three years will be shared with the FDIC.    The Commercial Shared-Loss Agreement for Habersham Bank will expire on March 31, 2016 and losses on assets covered under this agreement will no longer be claimable after this date.  Recoveries received over the next three years will be shared with the FDIC at 80%, pursuant to the agreement.  At December 31, 2015, there were $14.0 million in loans and $1.9 million in OREO covered under this agreement.

Liquidity

Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Our Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring policies that are designed to ensure acceptable composition of our asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

Asset liquidity is maintained by the maturity structure of loans, investment securities and other short‑term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in Table 7, one percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists mostly of municipal obligations. There is also an additional amount of securities that could be called or prepaid; as well as expected monthly paydowns of mortgage‑backed securities. Normally, changes in the earning asset mix are of a longer‑term nature and are not utilized for day‑to‑day corporate liquidity needs.

Our liabilities provide liquidity on a day‑to‑day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short‑term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

•	Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our bank,
•

Pricing deposits, including certificates of deposit, at rate levels that will sustain balances at levels that will enhance our bank’s asset/liability management and net interest margin requirements, and

•	Continually working to identify and introduce new products that will attract customers or enhance our bank’s appeal as a primary provider of financial services.

Our legacy loan portfolio increased by approximately $752.9 million, or approximately 21.7%, compared to the balance at December 31, 2014. The acquired loan portfolio declined by $467.7 million, or 20.7%, from the balance at December 31, 2014. Our investment securities portfolio increased $200.8 million compared to the balance at December 31, 2014. Total cash and cash equivalents was $695.8 million at December 31, 2015 as compared to $417.9 million at December 31, 2014.

At December 31, 2015 and December 31, 2014, the Company had $18.9 million and $23.4 million, respectively, in traditional, out‑of‑market brokered deposits and $53.3 million and $67.5 million, respectively, of reciprocal brokered deposits. Total deposits increased $639.4 million, or 9.9%, from December 31, 2014, to $7.1 billion, resulting primarily from the addition of $438.3 in deposits from the BOA branch acquisition. Other borrowings declined $46.1 million, or 45.5%, from the balance at December 31, 2014 due to the redemption of $46.3 million of the FFHI Fixed Rate Junior Subordinated Deferrable Interest Debt Securities in January of 2015. To the extent that we employ other types of non‑deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short‑term investments; asset quality; well‑capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time. We expect that these conditions would generally be of a short‑term nature. Under such circumstances, our bank’s reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2015, our bank had total federal funds credit lines of $371.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short‑term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2015, our bank had $152.3 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of 2015. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2015, our bank had a total FHLB credit facility of $960.8 million with $130,000 in outstanding advances and outstanding uses of FHLB letters of credit to secure certain public funds deposits of $8.7 million. We believe that our liquidity position continues to be very adequate and readily available.

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

Derivatives and Securities Held for Trading

The SEC has adopted rules that require comprehensive disclosure of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivatives and other financial instruments. The market risk disclosures are classified into two categories: financial instruments entered into for trading purposes and all other instruments (non‑trading purposes). We do not maintain a derivatives or securities trading portfolio.

Asset‑Liability Management and Market Risk Sensitivity

Our earnings and the economic value of our shareholders’ equity may vary in relation to changes in interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates, monitoring the present value of asset and liability portfolios under various interest rate scenarios, and, to a lesser extent, monitoring the difference, or gap, between our balances of rate sensitive assets and liabilities. The earnings simulation models take into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives. While the simulation models are subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does a static or even a beta‑adjusted interest rate sensitivity gap analysis. The simulation models assist in measuring and achieving growth in net interest income by providing the Asset‑ Liability Management Committee (“ALCO”) a reasonable basis for quantifying and managing interest rate risk. Numerous simulations incorporate an array of interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a measurement of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

From time‑to‑time we enter into interest rate swaps to hedge some of our interest rate risks. For further discussion of the Company’s interest rate swaps, see Note 28—Derivative Financial Instruments in the consolidated financial statements.

Our primary management tool and policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12‑month period. Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady (“ramping”) change in interest rates of 200 basis points over 12 months. This most‑relied‑upon simulation also uses a strategy (or dynamic) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2015, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.64% increase in net interest income as compared with a base case interest rate environment that uses the implied forward rates in the current yield curve. Even with a recent Fed Funds rate increase, certain key rates in the simulations model (such as federal funds at 0.25% to 0.50%) remain at unprecedented low levels that can decline very little, if at all, and remain a positive number. Consequently, the simulations in the declining‑rate scenarios are viewed by us and many other depository institutions as being remote and not meaningful. Therefore, declining rate scenario simulations are not currently being used in our assessment and management of interest rate risk. Current simulations indicate that our rate sensitivity is currently somewhat asset sensitive to the indicated changes in interest rates over a one‑year horizon. Comparatively, as of December 31, 2014, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 0.70% increase in net interest income—as compared with a base case interest rate environment.

The shape and non‑parallel shifts of the fixed‑income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture. For example, in our analysis at December 31, 2015, we simulated a curve that flattens with one‑month rates rising by approximately 180 basis points and then all rates beyond that point rising proportionally to a level that is approximately 40 basis points higher than the 12/31/15 30-year yield. This caused net interest income to increase somewhat from a base case. This is largely attributable to our position in short‑term assets rising quickly in yield. A simulation of a curve that steepened, caused by a 200 basis points rise in 30‑year yields, and then sloping downward proportionally to the current one‑month rate, would have a less beneficial but still slightly positive effect on net interest income as deposit rates would rise only modestly and longer‑term loan yields (like mortgages) would increase.

In addition to simulation analysis, we use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure assumes no growth or decline in the balance sheet (no management influence) but does assume mortgage‑related prepayments and certain other cash flows occur. It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses. The EVE model is essentially a discounted cash flow fair value of all of the Company’s assets, liabilities, and derivatives. The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity. At December 31, 2015, the Company’s ratio of EVE‑to‑assets was 16.9% in a current forward rate curve and 17.6% in a hypothetical environment where rates increased by 200 basis points instantaneously.

Deposits

We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest‑bearing deposits or interest‑ bearing deposits. Noninterest‑bearing deposits (or demand deposits) are transaction accounts that provide the Company with “interest‑free” sources of funds. Interest‑bearing deposits include savings deposit, interest‑bearing transaction accounts, certificates of deposits, and other time deposits. Interest‑bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

During 2015 and 2014, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits). This focus has led to increases in demand deposits, savings deposits and interest‑bearing deposits. This increase in our core deposit balances helped offset the planned decline in certificate of deposit balances, which are a higher cost funds to the bank.

The following table presents total deposits for the five years at December 31:

Table 21—Total Deposits

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Demand deposits	$1,976,480	$1,639,953	$1,486,445	$982,046	$658,454
Savings deposits	735,961	655,132	647,648	341,103	258,644
Interest‑bearing demand deposits	3,293,942	2,927,820	2,893,646	1,910,374	1,432,806
Total savings and interest‑bearing demand deposits	4,029,903	3,582,952	3,541,294	2,251,477	1,691,450
Certificates of deposit	1,092,750	1,237,140	1,525,567	1,064,141	903,874
Other time deposits	1,295	1,000	838	779	694
Total time deposits	1,094,045	1,238,140	1,526,405	1,064,920	904,568
Total deposits	$7,100,428	$6,461,045	$6,554,144	$4,298,443	$3,254,472

Organic growth and the addition of $438.3 million of deposits from the Bank of America branch acquisition drove the increased balance in total deposits at December 31, 2015 compared to 2014, which was partially offset by the reduction in higher cost time deposits. The following are key highlights regarding overall growth in total deposits:

•

Total deposits increased $639.4 million, or 9.9%, for the year ended December 31, 2015, driven largely by the increase in demand deposits and savings deposits. For the year ended December 31, 2014, total deposits declined $93.1 million, or 1.4% from the year ended December 31, 2013, driven largely by the planned reduction in time deposits.

•	Noninterest‑bearing deposits (demand deposits) increased by $336.5 million, or 20.5%, for the year ended December 31, 2015.
•

Total savings and interest‑bearing account balances increased $447.0 million for the year ended December 31, 2015. Savings deposits increased $80.8 million, or 12.3%, money market (Market Rate Checking) deposits increased $107.2 million, or 7.3%, and other interest‑bearing deposits (NOW, IOLTA, and other) increased $258.9 million, or 17.8%.

•	At December 31, 2015, the ratio of savings, interest‑bearing, and time deposits to total deposits was 72.2%, down slightly from 74.6% at the end of 2014.

The following are key highlights regarding overall growth in average total deposits:

•	Total deposits averaged $6.8 billion in 2015, an increase of 3.5% from 2014.
•	Average interest‑bearing deposits decreased by $5.6 million, or 0.1%, in 2015 compared to 2014.
•	Average noninterest‑bearing demand deposits increased by $234.1 million, or 14.6%, in 2015 compared to 2014.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 22—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2015	2014	% Change
Within three months	$44,607	$35,043	0.27%
After three through six months	16,848	21,664	-0.22%
After six through twelve months	27,268	31,968	-0.15%
After twelve months	26,172	39,796	-0.34%
	$114,895	$128,471	-0.11%

Short‑Term Borrowed Funds

Our short‑term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements. Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase in our audited financial statements provides a profile of these funds for the last three years at each year‑end, the average amounts outstanding during each period, the maximum amounts outstanding at any month‑end, and the weighted average interest rates on year‑end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date.

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2015, shareholders’ equity was $1.1 billion, an increase of $74.5 million, or 7.6%, from $984.9 million at December 31, 2014. The driving factor for the increase from year‑end was net income. Partially offsetting the increase was the dividend paid to common shareholders of $23.7 million during the year and other comprehensive losses of $3.5 million for the year ended December 31, 2015. Our equity‑to‑assets ratio decreased to 12.38% at December 31, 2015 from 12.58% at December 31, 2014 due to the increase in assets from the BOA branch acquisition outpacing the increase in shareholders’ equity.

The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s rule, which took effect in early April 2005, permits bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non‑consolidated securities during 2005, positively impacting Tier I Capital. In November of 2007, we acquired the Scottish Bank and an additional $3.0 million of non‑consolidated junior subordinated debt securities. In December of 2012, we acquired $9.2 million of non‑ consolidated junior subordinated debt securities through the Savannah acquisition. In July of 2013, we acquired an additional $46.1 million of non‑consolidated junior subordinated debt securities through the FFHI merger which we redeemed in January of 2015. We did not issue trust preferred securities during the years ended December 31, 2015, 2014 and 2013. (See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

Pursuant to the Basel III capital rules adopted by the bank regulatory agencies in July 2013, financial institutions with less than $15 billion in total assets, such as the Company, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any TRUPs issued after such date.

Table 23—Capital Adequacy Ratios

	December 31,
(In percent)	2015	2014	2013
Common equity Tier 1 risk-based capital	11.84	N/A	N/A
Tier 1 risk‑based capital	12.71	13.62	13.58
Total risk‑based capital	13.34	14.43	14.47
Tier 1 leverage	9.31	9.47	9.30

We are subject to regulations with respect to certain risk-based capital ratios.  These risk-based capital ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.  The values of both balance sheet and off-balance sheet items are adjusted based on the rules to reflect categorical credit risk.  In addition to the risk-based capital ratios, the regulatory agencies have also established a leverage ratio for assessing capital adequacy.  The leverage ratio is equal to Tier 1 capital divided by total consolidated on-balance sheet assets (minus amounts deducted from Tier 1 capital).  The leverage ratio does not involve assigning risk weights to assets.  Our capital ratios are currently well in excess of the minimum standards and we continue to be in the “well capitalized” regulatory classification.

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

We pay cash dividends to shareholders from funds provided mainly by dividends received from our Bank. Dividends paid by our bank are subject to certain regulatory restrictions. The approval of the South Carolina Board of Financial Institutions (“SCBFI”) is required to pay dividends that exceed current year’s net income.  As of December 31, 2015, approximately $79.1 million of the bank’s current year net income was available for distribution to the Company as dividends without prior regulatory approval.   During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to the Company in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013.  In January 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million to the Company in order to redeem $65.0 million of outstanding preferred stock.  No special dividend approval was needed from the SCBFI during 2015.  The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 24—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Dividend payments to common shareholders	$23,710	$19,785	$15,274
Dividend payout ratios	23.84%	26.61%	31.91%

We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. The dividend payout ratio is calculated by dividing dividends paid during the year by net income for the year.

Asset Credit Risk and Concentrations

The quality of our interest‑earning assets is maintained through our management of certain concentrations of credit risk. We review each individual earning asset including investment securities and loans for credit risk. To facilitate this review, we have established credit and investment policies that include credit limits, documentation, periodic examination, and follow‑up. In addition, we examine these portfolios for exposure to concentration in any one industry, government agency, or geographic location.

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2015 and 2014, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government‑sponsored entity securities, tax‑free securities, or other securities having ratings of “AAA” to “Not Rated”. All securities, with the exception of those that are not rated, were rated by at least one of the nationally recognized statistical rating organizations. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers’ abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions.

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk‑based capital. Based on this criteria, we had four such credit concentrations at December 31, 2015, including loans to religious organizations, loans to lessors of nonresidential buildings (except mini‑warehouses), loans to lessors of residential buildings, and loans to offices of physicians, dentists, and other health practitioners. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

Off‑Balance Sheet Arrangements

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We evaluate each customer’s credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At December 31, 2015, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $1.5 billion through various types of lending arrangements. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $17.4 million at December 31, 2015. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

Except as disclosed in this report, we are not involved in off‑balance sheet contractual relationships, unconsolidated related entities that have off‑balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

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

While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses. Inflation also affects our bank’s customers and may result in an indirect effect on our bank’s business.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2015. Long‑term debt obligations totaling $55.2 million include junior subordinated debt. Operating lease obligations of $32.2 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21 of the audited consolidated financial statements. Additional information regarding FDIC loss share agreement—estimated “true‑up” is contained in Note 5 of the audited consolidated financial statements.

Table 25—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$55,158	$6	$14	$14	$55,124
Operating lease obligations	32,151	5,152	8,376	5,465	13,158
FDIC loss share agreement—estimated true‑up#	7,752	—	—	—	7,752
Total	$95,061	$5,158	$8,390	$5,479	$76,034

*—Represents principal maturities.

#—Amount is included in the FDIC indemnification asset on the balance sheet.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

See “Asset‑Liability Management and Market Risk Sensitivity” on page 68 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.  Financial Statements and Supplementary Data.

See Table 1 on page 45 for our unaudited quarterly results of operations and the pages beginning with F‑1 for our audited consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015, in accordance with Rule 13a‑15 of the Securities Exchange Act of 1934 (Exchange Act). We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2015, were effective to provide reasonable assurance regarding our control objectives.

Management’s Annual Report on Internal Control over Financial Reporting is included on page F‑1 of this Report. The report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting begins on page F‑2 of this Report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be incorporated herein by reference to the information in the Company’s definitive proxy statement to be filed in connection with the our 2016 Annual Meeting of Shareholders under the caption “Election of Directors,” in the fourth paragraph under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation.

The information required by this item will be incorporated herein by reference to the information in the Company’s definitive proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year‑End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Deferred Compensation Plan,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2015, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	285,406	$38.85	1,426,671
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 1,426,671 number of securities available for future issuance in the table above are a total of 116,838 shares remaining from the authorized total of 363,825 under the Company’s 2002 Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this

Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

Other information required by this item will be incorporated herein by reference to the information under the captions “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” in the definitive proxy statement of the Company to be filed in connection with our 2016 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement of the Company to be filed in connection with our 2016 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be incorporated by reference to the information under the caption “Audit and Other Fees” in the definitive proxy statement of the Company to be filed in connection with our 2016 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)1.  The financial statements and independent auditors’ report referenced in “Item 8—Financial Statements and Supplementary Data” are listed below:

South State Corporation and Subsidiary

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.Financial Schedules Filed: None

3.Exhibits

In most cases, documents incorporated by reference to exhibits that have been filed with the Company’s reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC’s web site at www.sec.gov. You may also read and copy any such document at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company’s SEC file number (001‑12669).

Exhibit No.	Description of Exhibit
2.1	Purchase & Assumption Agreement dated January 29, 2010 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K filed on February 4, 2010)

2.2	Purchase & Assumption Agreement dated February 18, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K filed on February 25, 2011)

2.3	Purchase & Assumption Agreement dated July 29, 2011 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K filed on August 2, 2011)

3.1

Amended and Restated Articles of Incorporation of South State Corporation, filed October 24, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on October 28, 2014)

Exhibit No.	Description of Exhibit
3.2	Amended and Restated Bylaws of South State Corporation, dated January 21, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on January 27, 2016)

4.1	Specimen South State Corporation Common Stock Certificate (incorporated by reference as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

4.2	Articles of Incorporation (included as Exhibit 3.1)

4.3	Bylaws (included as Exhibit 3.2)

10.1*

SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.2

Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑ K filed on April 13, 2005)

10.3

Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.4

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.5

Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8‑ K filed on April 13, 2005)

10.6

Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.7

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.8

Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

10.9

Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

10.10

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

Exhibit No.	Description of Exhibit

10.11*

Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.12*

Second Amended and Restated Employment and Non‑Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.13*

Second Amended and Restated Employment and Non‑Competition Agreement between SCBT Financial Corporation and Joseph E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.14*

Amended and Restated Employment and Non‑Competition Agreement between SCBT Financial Corporation and John Windley, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.15*

Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.16*

Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.17*	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.18

Amended and Restated SCBT, N.A. Deferred Income Plan, executed on November 30, 2010, to be effective as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on December 6, 2010)

10.19

Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on February 2, 2011)

10.20*	Executive Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on July 27, 2012)

10.21*

SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2012 Annual Meeting of Shareholders)

10.22

Form of Restricted Stock Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on January 22, 2013)

10.23

Form of Stock Option Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on January 22, 2013)

10.24

Form of Restricted Stock Unit Agreement under the SCBT Financial Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on January 22, 2013)

Exhibit No.	Description of Exhibit
10.25*

SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2012) (incorporated by reference as Exhibit 10.32 to the Registrant’s Annual Report on Form 10‑K filed on March 4, 2013)

10.26*

Transition and Advisory Agreement, dated as of January 31, 2014, between SCBT, First Financial Holdings, Inc. (f/k/a SCBT Financial Corporation) and R. Wayne Hall (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on February 4, 2014)

10.27

Credit Agreement, dated as of October 28, 2013, by and between First Financial Holdings, Inc., as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on October 29, 2013)

10.28

Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on October 31, 2014)

10.29

Amendment No. 3, dated as of November 16, 2015, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on November 20, 2015)

21	Subsidiaries of the Registrant

23	Consent of Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a‑14(a) Certification of the Principal Executive Officer

31.2	Rule 13a‑14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial statements from the Annual Report on Form 10‑K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

*Denotes a management compensatory plan or arrangement.

(b)	See Exhibit Index following the Annual Report on Form 10‑K for a listing of exhibits filed herewith.
(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the twenty‑fourth day of February, 2016.

South State Corporation (Registrant)

By:	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert R. Hill, Jr., his true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney‑ in‑fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

Signature	Title	Date

/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.	Chief Executive Officer and Director	February 24, 2016

/s/ John C. Pollok	Senior Executive Vice President, Chief Financial
John C. Pollok	Officer, Chief Operating Officer, and Director	February 24, 2016

/s/ Keith S. Rainwater	Executive Vice President and Principal
Keith S. Rainwater	Accounting Officer	February 24, 2016

/s/ Robert R. Horger
Robert R. Horger	Chairman of the Board of Directors	February 24, 2016

/s/ Jimmy E. Addison
Jimmy E. Addison	Director	February 24, 2016

/s/ Luther J. Battiste, III
Luther J. Battiste, III	Director	February 24, 2016

/s/ Paula Harper Bethea
Paula Harper Bethea	Director	February 24, 2016

/s/ Robert H. Demere, Jr.
Robert H. Demere, Jr.	Director	February 24, 2016

/s/ M. Oswald Fogle
M. Oswald Fogle	Director	February 24, 2016

/s/ Herbert G. Gray
Herbert G. Gray	Director	February 24, 2016

/s/ Cynthia A. Hartley
Cynthia A. Hartley	Director	February 24, 2016

/s/ Thomas J. Johnson
Thomas J. Johnson	Director	February 24, 2016

/s/ Ralph W. Norman, Jr.
Ralph W. Norman, Jr.	Director	February 24, 2016

/s/ Alton C. Phillips
Alton C. Phillips	Director	February 24, 2016

/s/ James W. Roquemore
James W. Roquemore	Director	February 24, 2016

/s/ Richard W. Salmons, Jr.
Richard W. Salmons, Jr.	Director	February 24, 2016

/s/ B. Ed Shelley, Jr.
B. Ed Shelley, Jr.	Director	February 24, 2016

/s/ Thomas E. Suggs
Thomas E. Suggs	Director	February 24, 2016

/s/ Kevin P. Walker
Kevin P. Walker	Director	February 24, 2016

/s/ John W. Williamson, III
John W. Williamson, III	Director	February 24, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP
31.1	Rule 13a‑14(a) Certification of the Principal Executive Officer
31.2	Rule 13a‑14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
101

The following financial statements from the Annual Report on Form 10‑K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of South State Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ South State Corporation

Columbia, South Carolina

February 24, 2016

www.SouthStateBank.com

(800) 277‑2175 | P.O. Box 1030 | Columbia, South Carolina | 29202‑1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

South State Corporation

We have audited South State Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, South State Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of South State Corporation and subsidiary as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Shareholders

South State Corporation

We have audited the accompanying consolidated balance sheets of South State Corporation and Subsidiary (the “Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South State Corporation and Subsidiary as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

February 24, 2016

South State Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$320,701	$229,901
Interest-bearing deposits with banks	76,846	7,456
Federal funds sold and securities purchased under agreements to resell	298,247	180,512
Total cash and cash equivalents	695,794	417,869
Investment securities:
Securities held to maturity (fair value of $9,723 and $10,233, respectively)	9,314	9,659
Securities available for sale, at fair value	1,009,541	806,766
Other investments	8,893	10,518
Total investment securities	1,027,748	826,943
Loans held for sale	41,649	61,934
Loans:
Acquired credit impaired (covered of $98,459 and $182,464, respectively; non-covered of $635,411 and $736,938, respectively), net of allowance for loan losses	733,870	919,402
Acquired non-credit impaired (covered of $8,047 and $9,376, respectively; non-covered of $1,041,491 and $1,318,623, respectively)	1,049,538	1,327,999
Non-acquired	4,220,726	3,467,826
Less allowance for non-acquired loan losses	(34,090)	(34,539)
Loans, net	5,970,044	5,680,688
FDIC indemnification asset	4,401	22,161
Other real estate owned (covered of $5,751 and $16,227, respectively; non-covered of $24,803 and $26,499, respectively)	30,554	42,726
Premises and equipment, net	174,537	171,772
Bank owned life insurance	101,588	99,140
Deferred tax assets	37,827	42,692
Mortgage servicing rights	26,202	21,601
Core deposit and other intangibles	47,425	49,239
Goodwill	338,340	317,688
Other assets	61,239	71,774
Total assets	$8,557,348	$7,826,227
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,976,480	$1,639,953
Interest-bearing	5,123,948	4,821,092
Total deposits	7,100,428	6,461,045
Federal funds purchased and securities sold under agreements to repurchase	288,231	221,541
Other borrowings	55,158	101,210
Other liabilities	54,147	57,511
Total liabilities	7,497,964	6,841,307
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,162,657 and 24,150,702 shares issued and outstanding, respectively	60,407	60,377
Surplus	703,929	701,764
Retained earnings	298,919	223,156
Accumulated other comprehensive loss	(3,871)	(377)
Total shareholders’ equity	1,059,384	984,920
Total liabilities and shareholders’ equity	$8,557,348	$7,826,227

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Loans, including fees	$315,574	$319,882	$268,596
Investment securities:
Taxable	16,110	15,758	11,073
Tax-exempt	4,300	4,589	4,773
Federal funds sold and securities purchased under agreements to resell	2,117	1,793	1,906
Total interest income	338,101	342,022	286,348
Interest expense:
Deposits	7,344	9,301	8,489
Federal funds purchased and securities sold under agreements to repurchase	395	357	426
Other borrowings	2,589	6,004	4,072
Total interest expense	10,328	15,662	12,987
Net interest income	327,773	326,360	273,361
Provision for loan losses	5,864	6,590	1,886
Net interest income after provision for loan losses	321,909	319,770	271,475
Noninterest income:
Fees on deposit accounts	74,479	69,291	54,798
Mortgage banking income	21,761	16,170	9,149
Trust and investment services income	20,117	18,344	12,661
Securities losses, net	—	(2)	—
Other-than-temporary impairment losses	(489)	—	—
Amortization of FDIC indemnification asset, net	(8,587)	(21,895)	(29,535)
Other	8,274	12,788	6,647
Total noninterest income	115,555	94,696	53,720
Noninterest expense:
Salaries and employee benefits	161,304	158,432	122,096
Net occupancy expense	21,105	22,459	17,590
Information services expense	17,810	15,844	14,470
Furniture and equipment expense	11,233	13,271	12,112
OREO expense and loan related	9,595	11,833	13,727
Bankcard expense	9,320	8,563	6,550
Amortization of intangibles	8,324	8,320	6,081
Branch acquisition and consolidation expense	6,945	—	—
Supplies, printing and postage expense	5,919	6,937	4,891
Professional fees	5,533	4,960	4,210
FDIC assessment and other regulatory charges	4,714	5,432	5,034
Advertising and marketing	3,838	4,156	4,532
Merger expense	—	23,940	22,534
Other	21,449	18,891	16,794
Total noninterest expense	287,089	303,038	250,621
Earnings:
Income before provision for income taxes	150,375	111,428	74,574
Provision for income taxes	50,902	35,991	25,355
Net income	99,473	75,437	49,219
Preferred stock dividends	—	1,073	1,354
Net income available to common shareholders	$99,473	$74,364	$47,865
Earnings per common share:
Basic	$4.15	$3.11	$2.41
Diluted	$4.11	$3.08	$2.38
Dividends per common share	$0.98	$0.82	$0.74
Weighted average common shares outstanding:
Basic	23,966	23,897	19,866
Diluted	24,224	24,154	20,077

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$99,473	$75,437	$49,219
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(5,142)	17,843	(23,069)
Tax effect	1,961	(6,804)	8,732
Reclassification adjustment for losses included in net income	489	2	—
Tax effect	(187)	(1)	—
Net of tax amount	(2,879)	11,040	(14,337)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(168)	(252)	283
Tax effect	64	96	(108)
Reclassification adjustment for losses included in interest expense	305	310	307
Tax effect	(116)	(118)	(117)
Net of tax amount	85	36	365
Change in pension and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	(2,229)	(3,727)	5,804
Tax effect	897	1,526	(2,249)
Reclassification adjustment for actuarial losses included in salaries and employee benefits	1,021	761	482
Tax effect	(389)	(290)	(164)
Net of tax amount	(700)	(1,730)	3,873
Other comprehensive income (loss), net of tax	(3,494)	9,346	(10,099)
Comprehensive income	$95,979	$84,783	$39,120

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)

							Accumulated
							Other
							Comprehensive
	Preferred Stock		Common Stock			Retained	Income
	Shares	Amount	Shares	Amount	Surplus	Earnings	(Loss)	Total
Balance, December 31, 2012	—	$—	16,937,464	$42,344	$328,843	$135,986	$376	$507,549
Comprehensive income:
Net income	—	—	—	—	—	49,219	—	49,219
Other comprehensive income, net of tax effects	—	—	—	—	—	—	(10,099)	(10,099)
Total comprehensive income								39,120
Cash dividends on Series A preferred stock at $20.83 per share ( 5%)	—	—	—	—	—	(1,354)	—	(1,354)
Cash dividends declared at $0.74 per share	—	—	—	—	—	(15,274)	—	(15,274)
Stock options exercised	—	—	65,555	163	1,722	—	—	1,885
Employee stock purchases	—	—	16,907	41	740	—	—	781
Restricted stock awards	—	—	83,110	208	(208)	—	—	—
Common stock repurchased	—	—	(17,186)	(42)	(891)	—	—	(933)
Share-based compensation expense	—	—	—	—	3,322	—	—	3,322
Common stock issued for FFHI acquisition	—	—	7,018,274	17,546	363,827	—	—	381,373
Preferred stock assumed in FFHI acquisition	65,000	1	—	—	64,999	—	—	65,000
Balance, December 31, 2013	65,000	1	24,104,124	60,260	762,354	168,577	(9,723)	981,469
Comprehensive income:
Net income	—	—	—	—	—	75,437	—	75,437
Other comprehensive income, net of tax effects	—	—	—	—	—	—	9,346	9,346
Total comprehensive income								84,783
Cash dividends on Series A preferred stock at $16.50 per share (9%)	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared at $0.82 per share	—	—	—	—	—	(19,785)	—	(19,785)
Stock options exercised	—	—	22,878	57	652	—	—	709
Employee stock purchases	—	—	14,863	38	788	—	—	826
Restricted stock awards	—	—	23,560	59	(59)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(14,723)	(37)	(880)	—	—	(917)
Share-based compensation expense	—	—	—	—	3,908	—	—	3,908
Balance, December 31, 2014	—	—	24,150,702	60,377	701,764	223,156	(377)	984,920
Comprehensive income:
Net income	—	—	—	—	—	99,473	—	99,473
Other comprehensive income, net of tax effects	—	—	—	—	—	—	(3,494)	(3,494)
Total comprehensive income								95,979
Cash dividends declared at $0.98 per share	—	—	—	—	—	(23,710)	—	(23,710)
Stock options exercised	—	—	35,360	89	1,026	—	—	1,115
Employee stock purchases	—	—	13,536	34	874	—	—	908
Restricted stock awards	—	—	44,105	110	(110)	—	—	—
Common stock repurchased - 2004 buyback plan			(60,000)	(150)	(4,119)			(4,269)
Common stock repurchased	—	—	(21,046)	(53)	(1,309)	—	—	(1,362)
Share-based compensation expense	—	—	—	—	5,803	—	—	5,803
Balance, December 31, 2015	—	$—	24,162,657	$60,407	$703,929	$298,919	$(3,871)	$1,059,384

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,

	2015	2014	2013
Cash flows from operating activities:
Net income	$99,473	$75,437	$49,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,470	21,180	17,495
Provision for loan losses	5,864	6,590	1,886
Deferred income taxes	7,048	25,805	2,067
Other-than-temporary impairment on securities	489	—	—
Loss on sale of securities	—	2	—
Share-based compensation expense	5,803	3,908	3,322
Amortization of FDIC indemnification asset	8,587	21,895	29,535
Accretion of discount related to performing acquired loans	(6,638)	(10,247)	(6,725)
Loss on disposals of premises and equipment	576	1,390	4
Gain on sale of OREO	(1,674)	(7,561)	(13,357)
Net amortization of premiums on investment securities	4,415	4,091	3,917
OREO write downs	9,428	10,685	8,109
Fair value adjustment for loans held for sale	515	—	—
Originations and purchases of mortgage loans for sale	(844,401)	(746,042)	(846,772)
Proceeds from mortgage loans sales	864,171	716,346	901,330
Net change in:
Accrued interest receivable	(717)	(3,361)	953
Prepaid assets	(876)	5,214	1,738
FDIC indemnification asset	9,173	42,391	52,081
Miscellaneous other assets	(4,861)	(4,687)	(3,320)
Accrued interest payable	(2,121)	(2,421)	(3,916)
Accrued income taxes	13,095	(20,809)	40,317
Miscellaneous other liabilities	(1,951)	(21,159)	4,522
Net cash provided by operating activities	186,868	118,647	242,405
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	9,315	177,468
Proceeds from maturities and calls of investment securities held to maturity	345	2,265	3,014
Proceeds from maturities and calls of investment securities available for sale	223,750	151,888	142,163
Proceeds from calls of other investment securities	1,392	—	—
Proceeds from sales of other investment securities	233	3,279	17,019
Purchases of investment securities available for sale	(436,081)	(167,334)	(286,912)
Purchases of other investment securities	—	(8,318)	—
Net (increase) decrease in loans	(316,136)	(73,639)	133,475
Net cash received from acquisitions	403,548	—	173,503
Purchases of premises and equipment	(15,225)	(16,108)	(13,751)
Proceeds from sale of credit card loans	—	20,350	—
Proceeds from sale of OREO	35,120	64,883	72,380
Proceeds from sale of premises and equipment	39	3,922	64
Net cash provided by (used in) investing activities	(103,015)	(9,497)	418,423
Cash flows from financing activities:
Net increase (decrease) in deposits	201,097	(94,455)	(264,673)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	66,691	10,140	(27,220)
Repayment of FHLB advances and other borrowings	(46,398)	(1,187)	(255,443)
Common stock issuance	908	826	781
Preferred stock redeemed	—	(65,000)	—
Common stock repurchase	(5,631)	(917)	(933)
Dividends paid on preferred stock	—	(1,073)	(1,354)
Dividends paid on common stock	(23,710)	(19,785)	(15,274)
Stock options exercised	1,115	709	1,885
Net cash provided by (used in) financing activities	194,072	(170,742)	(562,231)
Net increase (decrease) in cash and cash equivalents	277,925	(61,592)	98,597
Cash and cash equivalents at beginning of period	417,869	479,461	380,864
Cash and cash equivalents at end of period	$695,794	$417,869	$479,461
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$12,449	$16,739	$14,063
Income taxes	31,375	36,017	16,358
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$—	$3,018,522
Other intangible assets acquired	—	—	59,931
Liabilities assumed	—	—	2,847,637
Net identifiable assets acquired over (under) liabilities assumed	—	—	230,816
Common stock issued in acquisition	—	—	381,423
Preferred stock issued in acquisition	—	—	65,000
Real estate acquired in full or in partial settlement of loans (covered of $9,283, $16,555 and $20,559, respectively; and non-covered of $21,419, $29,260 and $33,761, respectively)	30,702	45,815	54,320

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

South State Corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, South State Bank (the “Bank”).  The Bank also operates Minis & Co., Inc. and First Southeast 401k Fiduciaries, both wholly-owned registered investment advisors; and First Southeast Investor Services, a wholly owned limited service broker dealer.  The Bank provides general banking services within 24 counties in South Carolina, four counties in North Carolina, 11 counties in northeast Georgia and two coastal Georgia counties. The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America. There are six unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate $53.0 million of trust preferred securities. The six capital trusts include the following: SCBT Capital Trust I at $12.0 million; SCBT Capital Trust II at $8.0 million; SCBT Capital Trust III at $20.0 million; TSB Statutory Trust I at $3.0 million; SAVB Capital Trust I at $6.0 million; and SAVB Capital Trust II at $4.0 million.

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

Segments

The Company, through its subsidiary, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina and Georgia. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; and wealth management and trust services. While the Company’s decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization‑wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, loss estimates related to loans and other real estate acquired which are covered under loss share agreements with the FDIC, evaluating other‑than‑temporary‑impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets.

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

In connection with the determination of the allowance for loan losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from actual loss experience ratios, loan types, loan volume, economic conditions and industry standards. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiary’s allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Concentrations of Credit Risk

The Company’s subsidiary grants agribusiness, commercial, and residential loans to customers throughout South Carolina, North Carolina and Georgia. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers’ abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk‑based capital, or $200.4 million at December 31, 2015. Based on this criteria, the Company had four such credit concentrations for non‑acquired and acquired non‑credit impaired loans at December 31, 2015, including $237.1 million of loans to lessors of residential buildings, $540.7 million of loans to lessors of nonresidential buildings (except mini‑warehouses), $238.4 million of loans to religious organizations, and $235.8 million of loans to offices of physicians, dentists, and other health practitioners.

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

The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short‑term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2015 and 2014 consisted of U.S. government‑sponsored entities and agency mortgage‑backed securities. It is the Company’s policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third‑party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. At December 31, 2015, these agreements were considered to be cash equivalents with maturities of three months or less.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held‑to‑maturity and available‑for‑sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available for sale are determined using the specific identification method. The Company evaluates securities for other‑than‑temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, management considers: (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the  intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more‑likely‑than‑not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates. (see Note 3—Investment Securities).

Other investments include stock acquired for regulatory purposes and investments in unconsolidated subsidiaries. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta (“FHLB”) stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, TSB Statutory Trust I, SAVB Capital Trust I, and SAVB Capital Trust II. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.

Loans Held for Sale

Loans originated and intended for sale are carried at the estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held‑for‑sale are sold to investors either under guaranteed delivery or with the best effort intent and ability to sell loans as long as they meet the underwriting standards of the potential investor.

Loans

Loans that management has originated and has the intent and ability to hold for the foreseeable future or until maturity or pay‑off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs. Unearned income on installment loans is recognized as income over the terms of the loans by methods that generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

We place non‑acquired loans and acquired non-credit impaired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due.  Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.

A loan is considered impaired when, in management’s judgment, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines when loans become impaired through its normal loan administration and review functions. Loans identified as nonaccrual are potentially impaired loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest income recognition on non‑acquired impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above. Large groups of smaller balance homogeneous non‑acquired loans are collectively evaluated for loss and a general reserve is established accordingly.

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

Troubled Debt Restructurings (“TDRs”)

The Bank designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

Allowance for Loan Losses

The allowance for loan losses is established for estimated loan losses through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan‑by‑loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates nonaccrual loans and TDRs regardless of accrual status to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

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

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the valuations used to determine the fair value of OREO. Management reviews the value of OREO each quarter and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non‑interest expense.

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

Acquired credit‑impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310‑30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03‑3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past‑due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). In accordance with FASB ASC Topic 310‑30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial loans greater than or equal to $1 million-CBT, commercial real estate, commercial real estate—construction and development, residential real estate, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity. Commercial loans greater than or equal to $1 million—CBT consist of commercial loans acquired through the Community Bank and Trust (“CBT”) FDIC‑assisted transaction that had outstanding contractual principal balances of $1.0 million or more at the date of acquisition.

Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310‑30, but for which a discount is attributable at least in part to credit quality are generally accounted for under this guidance. As a result, related discounts are recognized subsequently through accretion based on the expected cash flow of the acquired loans. Certain acquired loans, such as lines of credit (consumer and commercial) and loans for which there was no discount attributable to credit are accounted for in accordance with FASB ASC Topic 310‑20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level‑yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses. For acquired loans subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset will be adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows.

Probable and significant increases in cash flows (in a loan pool where an allowance for acquired loan losses was previously recorded) reduces the remaining allowance for acquired loan losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30.  For covered loan pools, the reduction of the remaining allowance for acquired loan losses would be offset by the impact to the indemnification asset depending on each covered portfolio’s loss share coverage ( 80%, in the case of Habersham Bank (“Habersham”) and BankMeridian, N.A. (“BankMeridian”); 95% in the  case of CBT; 80% up to $110.0 million and 95% thereafter, in the case of Cape Fear Bank (“Cape Fear”); or 80% up to $55.0 million, 0% from $55.0 million to $65.0 million, and 60% thereafter, in the case of Plantation Federal Bank (“Plantation”)).

FDIC Indemnification Asset

The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired‑covered loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as negative accretion through non‑interest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans.

The Company incurs expenses related to the assets indemnified by the FDIC, and pursuant to the loss share agreement certain costs are reimbursable by the FDIC. These costs are included in monthly and quarterly claims made by the Company. The estimates of reimbursements are netted against these covered expenses in the income statement.

Premises and Equipment

Land is carried at cost. Office equipment, furnishings, and buildings are carried at cost less accumulated depreciation computed principally on the declining‑balance and straight‑line methods over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight‑line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases including lease renewals only when the Company is reasonably assured of the aggregate term of the lease. Additions to premises and equipment and major replacements are added to the accounts at cost. Maintenance and repairs and minor replacements are charged to expense when incurred. Gains and losses on routine dispositions are reflected in current operations.

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, client list intangibles, and noncompetition agreement (“noncompete”) intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long‑term deposit relationships acquired in these transactions. Client list intangibles represent the value of long‑term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two‑step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

The Company evaluated the carrying value of goodwill as of April 30, 2015, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, included in core deposit and other intangibles, are amortized over the estimated useful lives of the deposit accounts acquired (generally 7 to 13 years) on either (1) the straight‑line method or (2) an accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Noncompete intangibles, included in core deposit and other intangibles are amortized over the life of the underlying noncompete agreements (generally 2 to 3 years) on the straight‑line method. The estimated useful lives are periodically reviewed for reasonableness.

Client list intangibles, included in core deposit and other intangibles, are amortized over the estimated useful lives of the client lists acquired (generally 15 years) on the straight‑line method. The estimated useful lives are periodically reviewed for reasonableness.

Mortgage Servicing Rights

The Company has a mortgage loan servicing portfolio with related mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the present value of the future net servicing fees from servicing mortgage loans. Servicing assets and servicing liabilities must be initially measured at fair value, if practicable. For subsequent measurements, an entity can choose to measure servicing assets and liabilities either based on fair value or lower of cost or market. The Company uses the fair value measurement option for MSRs.

The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset’s future cash flows utilizing estimated market‑based prepayment rates and discount rates, interest rates and other economic factors and assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period in the Consolidated Statements of Income. The Company also uses derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its MSRs.

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

The Company packages most of the 30 year fixed rate conforming mortgage loans as securities to investors issued through Fannie Mae and sold to third‑party investors or sells them as cash forward mandatory commitments to Fannie Mae. The Company records loan securitizations or cash forwards as a sale when the transferred loans are legally isolated from its creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations and cash forwards depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. The Company generally retains mortgage servicing rights on residential mortgage loans sold in the secondary market. Loans transferred to held for sale with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third‑party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third‑party investors are included in mortgage banking income in the Consolidated Statements of Income.

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available‑for‑sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post‑retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Consolidated Statements of Comprehensive Income on page F‑5).

Employee Benefit Plans

The Company’s defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 17 for information regarding the defined benefit pension plan and Note 18 for information regarding our post‑retirement benefit plans. The expected costs of the plans are being expensed over the period that employees provide service.

The Employee Stock Purchase Plan (“ESPP”) allows for a look‑back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19 for the amount the Company recognized as expense for the years ended December 31, 2015, 2014 and 2013.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax basis and financial statement basis of gains on acquisitions, available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts.  As of December 31, 2015 and 2014, there were no material accruals for uncertain tax positions.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  The Company’s federally filed income tax returns are no longer subject to examination by taxing authorities for years before 2014 and state tax returns are no longer subject to examination by taxing authorities for years prior to 2012.

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted‑average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock and restricted stock units (non‑vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company’s stock. Weighted‑average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

Derivative Financial Instruments

The Company’s interest rate risk management strategy incorporates the use of a derivative financial instrument, specifically an interest rate swap, to essentially convert a portion of its variable‑rate debt to a fixed rate. Cash flows related to variable‑rate debt will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the variable‑rate debt will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge.

The Company’s risk management strategy for its mortgage banking activities incorporates derivative instruments used to hedge both the value of the mortgage servicing rights and the mortgage pipeline.  These derivative instruments are not designated as hedges and are not speculative in nature. The derivative instruments that are used to hedge the value of the mortgage servicing rights include financial forwards, futures contracts, and options written and purchased. When‑issued securities and mandatory cash forward trades are typically used to hedge the mortgage pipeline. These instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company is obligated to pay the counterparty and, therefore, has no repayment risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high‑quality counterparties that are reviewed periodically by the Company.

The Company’s derivative activities are monitored by its Asset‑Liability Management Committee as part of that committee’s oversight of the Company’s asset/liability and treasury functions. The Company’s Asset‑Liability Management Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest‑rate risk management process.

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

Reclassification

Certain amounts previously reported have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income and shareholders’ equity.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Recent Accounting and Regulatory Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). The update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, expanding the guidance provided in ASU 2015-03 by permitting the presentation of costs associated with securing a revolving line of credit as an asset, regardless of whether or not the line of credit is funded. For public companies, both updates will be effective for interim and annual periods beginning after December 15, 2015, and are to be applied retrospectively. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company's consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements. See Note 10–Federal Funds Purchased and Securities Sold Under Agreements to Repurchase for the disclosure required under the provisions of ASU 2014-11.

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

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). ASU 2014-01 amends FASB ASC 323, Investments – Equity Method and Joint Ventures, to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). ASU 2014-02 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements (see Note 30).

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

BOA Branch Acquisition

On August 21, 2015, the Bank completed its acquisition from BOA of 12 South Carolina branches located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, and one Georgia branch located in Hartwell, Georgia. Under the terms of the Purchase and Assumption Agreement dated April 22, 2015, the Bank paid a deposit premium of $25.0 million, equal to 5.5% of the average daily deposits for the 30- day period immediately prior to the acquisition date. In addition, the Bank acquired approximately $3.1 million in loans and $4.1 million in premises and equipment.  This transaction was fully taxable and there were no deferred tax assets or liabilities recorded as a result of this transaction.

The branch acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

The following table presents the assets acquired and liabilities assumed as of August 21, 2015 and their initial fair value estimates:

	As Recorded	Fair Value		As Recorded by
(Dollars in thousands)	by BOA	Adjustments		the Company
Assets
Cash and cash equivalents	$428,567	$—		$428,567
Loans	3,445	(295)	(a)	3,150
Premises and equipment	6,267	(2,138)	(b)	4,129
Intangible assets	—	6,800	(c)	6,800
Other assets	66	—		66
Total assets	$438,345	$4,367		$442,712

Liabilities
Deposits:
Noninterest-bearing	$97,440	$—		$97,440
Interest-bearing	340,849	—		340,849
Total deposits	438,289	—		438,289
Other liabilities	56	—		56
Total liabilities	438,345	—		438,345
Net identifiable assets acquired over (under) liabilities assumed	—	4,367		4,367
Goodwill	—	20,652		20,652
Net assets acquired over (under) liabilities assumed	$—	$25,019		$25,019

Consideration:
Cash paid as deposit premium	$25,019
Fair value of total consideration transferred	$25,019

Explanation of fair value adjustments

(a)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(b)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(c)—Adjustment reflects the recording of the core deposit intangible on the acquired core deposit accounts.

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

		Initial		Subsequent
	As Recorded by	Fair Value		Fair Value		As Recorded
(Dollars in thousands)	FFHI	Adjustments		Adjustments		by the Company
Assets
Cash and cash equivalents	$174,082	$—		$—		$174,082
Investment securities	313,200	(1,388)	(a)	—		311,812
Loans held for sale	19,858	6	(b)	—		19,864
Loans	2,355,527	(92,720)	(b)	12,875	(b)	2,275,682
Premises and equipment	82,399	(5,435)	(c)	(597)	(c)	76,367
Intangible assets	7,037	33,738	(d)	(2,542)	(d)	38,233
Mortgage servicing rights	19,156	—		—		19,156
Other real estate owned	13,271	(2,065)	(e)	1,972	(e)	13,178
FDIC receivable for loss sharing agreement	47,459	(18,122)	(f),(k)	(7,624)	(f)	21,713
Bank owned life insurance	51,513	—		(493)	(m)	51,020
Deferred tax asset	(5,279)	42,741	(g)	(4,585)	(g)	32,877
Other assets	47,257	(6,125)	(h)	4,247	(l)	45,379
Total assets	$3,125,480	$(49,370)		$3,253		$3,079,363
Liabilities
Deposits:
Noninterest-bearing	$430,517	$—		$—		$430,517
Interest-bearing	2,083,495	7,801	(i)	—		2,091,296
Total deposits	2,514,012	7,801		—		2,521,813
Other borrowings	280,187	21,526	(j)	—		301,713
Other liabilities	25,584	(2,059)	(k)	(245)	(k)	23,280
Total liabilities	2,819,783	27,268		(245)		2,846,806
Net identifiable assets acquired over (under) liabilities assumed	305,697	(76,638)		3,498		232,557
Goodwill	—	217,894		(3,498)		214,396
Net assets acquired over liabilities assumed	$305,697	$141,256		$—		$446,953
Consideration:
Common shares issued	7,018,274
Purchase price per share of the Company’s common stock	$54.34
Company common stock issued and cash exchanged for fractional shares	381,423
Cash paid for stock options outstanding	530
Assumption of preferred stock	65,000
Fair value of total consideration transferred	$446,953

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

(i)—Adjustment arises since the rates on interest‑bearing deposits are higher than rates available on similar deposits as of the acquisition date.

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

The operating results of the Company include the operating results of the acquired assets and assumed liabilities since the acquisition date of July 26, 2013. For the year ended December 31, 2015, branch consolidation and acquisition expense of $6.9 million is recorded in the consolidated statement of income. Merger and branding related charges of $23.9 million are recorded in the consolidated statement of income for the year ended December 31, 2014 and include incremental costs related to closing of certain branches, employment related cost, professional cost (legal, accounting and audit related), travel, printing and supplies, advertising and brand related, and other cost. These charges in 2015 and 2014 were excluded from net operating income available to common shareholders.

The following table discloses the impact of the merger with FFHI (excluding the impact of merger-related expenses) for the years ended December 31, 2015 and December 31, 2014.  The table also presents certain pro forma information as if FFHI had been acquired on January, 1 2013.  These results combine the historical results of FFHI in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013.

Merger‑related costs of $22.5 million from the Savannah and FFHI acquisitions are included in the Company’s consolidated statements of income for the year ended December 31, 2013, and are not included in the pro forma information below. In particular, no adjustments have been made to the pro forma information to eliminate the provision for loan losses for the year ended December 31, 2013 of FFHI in the amount of $6.4 million.  No adjustments have been made to reduce the impact of any OREO write downs recognized by FFHI in the year ended December 31, 2013.  The pro forma results below for December 31, 2013 do not reflect the operating cost savings and other business synergies related to the acquisition of FFHI:

	Actual results for	Actual results for	Pro Forma
	the Year Ended	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Total revenues (net interest income plus noninterest income)	$443,328	$421,056	$438,625
Net operating income available to the common shareholder	$104,391	$90,573	$80,624

Note 3—Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2015:
State and municipal obligations	$9,314	$409	$—	$9,723
December 31, 2014:
State and municipal obligations	$9,659	$574	$—	$10,233

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2015:
Government-sponsored entities debt*	$163,577	$39	$(1,109)	$162,507
State and municipal obligations	127,293	4,185	(114)	131,364
Mortgage-backed securities**	710,816	4,063	(3,030)	711,849
Corporate stocks	3,673	440	(292)	3,821
	$1,005,359	$8,727	$(4,545)	$1,009,541
December 31, 2014:
Government-sponsored entities debt*	$149,720	$191	$(1,714)	$148,197
State and municipal obligations	133,635	4,141	(195)	137,581
Mortgage-backed securities**	511,414	7,572	(1,040)	517,946
Corporate stocks	3,161	573	(692)	3,042
	$797,930	$12,477	$(3,641)	$806,766

*     The Company’s government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).  Also included in the Company’s government-sponsored entities are debt securities offered by the Small Business Administration (“SBA”), which have the full faith and credit backing of the United States Government.

**   All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2015:
Federal Home Loan Bank stock	$7,251	$—	$—	$7,251
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$8,893	$—	$—	$8,893
December 31, 2014:
Federal Home Loan Bank stock	$7,484	$—	$—	$7,484
Investment in unconsolidated subsidiaries	3,034	—	—	3,034
	$10,518	$—	$—	$10,518

The Company has determined that the investment in Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2015 and ultimate recoverability of the par value of these investments is probable.

The amortized cost and fair value of debt and equity securities at December 31, 2015 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities have no set maturity dates and are classified as “Due after ten years”.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$640	$644	$8,531	$8,629
Due after one year through five years	1,832	1,922	115,982	116,072
Due after five years through ten years	6,842	7,157	201,646	204,456
Due after ten years	—	—	679,200	680,384
	$9,314	$9,723	$1,005,359	$1,009,541

The following table summarizes information with respect to sales of available‑for‑sale and held-to-maturity securities:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Securities Held to Maturity:
Sale proceeds	$—	$411	$—
Gross realized gains	$—	$—	$—
Gross realized losses	—	(90)	—
Net realized loss	$—	$(90)	$—

Securities Available for Sale:
Sale proceeds	$—	$9,315	$177,468
Gross realized gains	$—	$115	$—
Gross realized losses	—	(27)	—
Net realized gain	$—	$88	$—

In April of 2014, the Company sold a security classified as held to maturity. Based on management’s assessment of the security and the deteriorating credit quality of the underlying issuer, this sale did not taint the classification of the remaining securities in the held to maturity portfolio.

The Company had 90 securities with gross unrealized losses at December 31, 2015. Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2015:
Securities Available for Sale
Government-sponsored entities debt	$717	$88,224	$392	$17,598
State and municipal obligations	9	3,755	105	2,650
Mortgage-backed securities	2,600	347,380	430	23,772
Corporate stocks	—	—	292	1,450
	$3,326	$439,359	$1,219	$45,470
December 31, 2014:
Securities Available for Sale
Government-sponsored entities debt	$98	$22,896	$1,616	$82,798
State and municipal obligations	3	1,444	192	8,269
Mortgage-backed securities	266	61,508	774	55,960
Corporate stocks	—	—	692	1,538
	$367	$85,848	$3,274	$148,565

The unrealized losses in 2015 increased from the unrealized loss position in 2014.  This change was primarily related to the mortgage-backed securities classifications, and was the result of the increase in interest rates during the fourth quarter of the year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2015. During the fourth quarter of 2015, the Company recorded an other-than-temporary impairment charge of $489,000 related to an equity security due to the length of time that the security had been in an unrealized loss position.  Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

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

At December 31, 2015 and 2014, investment securities with a carrying value of $307.4 million and $273.2 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2015 and 2014, the carrying amount of the securities pledged to collateralize repurchase agreements was $219.9 million and $160.9 million, respectively.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of non‑acquired loans:

	December 31,
(Dollars in thousands)	2015	2014
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$401,979	$364,221
Commercial non-owner occupied	487,777	333,590
Total commercial non-owner occupied real estate	889,756	697,811
Consumer real estate:
Consumer owner occupied	1,018,984	786,778
Home equity loans	319,255	283,934
Total consumer real estate	1,338,239	1,070,712
Commercial owner occupied real estate	1,033,398	907,913
Commercial and industrial	503,808	405,923
Other income producing property	175,848	150,928
Consumer	233,104	189,317
Other loans	46,573	45,222
Total non-acquired loans	4,220,726	3,467,826
Less allowance for loan losses	(34,090)	(34,539)
Non-acquired loans, net	$4,186,636	$3,433,287

The above table includes deferred fees, net of deferred costs, totaling $1.2 million and $2.1 million at December 31, 2015 and 2014, respectively.

The following is a summary of acquired non‑credit impaired loans accounted for under FASB ASC Topic 310‑20, net of the related discount:

	December 31,
(Dollars in thousands)	2015	2014
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$13,849	$24,099
Commercial non-owner occupied	40,103	49,476
Total commercial non-owner occupied real estate	53,952	73,575
Consumer real estate:
Consumer owner occupied	518,107	646,375
Home equity loans	190,968	234,949
Total consumer real estate	709,075	881,324
Commercial owner occupied real estate	39,220	62,065
Commercial and industrial	25,475	41,130
Other income producing property	51,169	65,139
Consumer	170,647	204,766
Total FASB ASC Topic 310-20 acquired loans	$1,049,538	$1,327,999

In accordance with FASB ASC Topic 310‑30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310‑30 (identified as credit impaired at the time of acquisition), net of related discount:

	December 31,
(Dollars in thousands)	2015	2014
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$12,628	$15,813
Commercial real estate	255,430	325,109
Commercial real estate—construction and development	54,272	65,262
Residential real estate	313,319	390,244
Consumer	70,734	85,449
Commercial and industrial	31,193	44,804
Single pay	—	86
Total FASB ASC Topic 310-30 acquired loans	737,576	926,767
Less allowance for loan losses	(3,706)	(7,365)
FASB ASC Topic 310-30 acquired loans, net	$733,870	$919,402

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of December 31, 2015, and 2014 are as follows:

	December 31,
(Dollars in thousands)	2015	2014
Contractual principal and interest	$968,857	$1,337,703
Non-accretable difference	(29,743)	(104,110)
Cash flows expected to be collected	939,114	1,233,593
Accretable yield	(201,538)	(306,826)
Carrying value	$737,576	$926,767
Allowance for acquired loan losses	$(3,706)	$(7,365)

Income on acquired credit impaired loans that are not impaired at the acquisition date is recognized in the same manner as loans impaired at the acquisition date. A portion of the fair value discount on acquired non‑impaired loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

The following are changes in the carrying value of acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$919,402	$1,220,638	$969,395
Fair value of acquired loans	—	—	596,509
Net reductions for payments, foreclosures, and accretion	(189,191)	(299,329)	(344,348)
Change in the allowance for loan losses on acquired loans	3,659	(1,907)	(918)
Balance at end of period, net of allowance for loan losses on acquired loans	$733,870	$919,402	$1,220,638

The following are changes in the carrying amount of accretable yield for acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$306,826	$301,516	$160,849
Addition from the FFHI acquisition	—	—	181,956
Accretion	(97,847)	(105,254)	(104,705)
Reclass of nonaccretable difference due to improvement in expected cash flows	61,985	112,316	71,136
Other changes, net	(69,426)	(1,752)	(7,720)
Balance at end of period	$201,538	$306,826	$301,516

During the first quarter of 2015, the accretable balance declined significantly by $64.1 million.  This decline was the result of an increase in the assumed prepayment speed of certain acquired loan pools from the FFHI acquisition.  The actual cash flows were faster than what had been previously expected.  The result was a decrease in the accretable yield balance; however, there was no impairment since this changed the timing of the receipt of future cash on these pools of loans.

On December 13, 2006, the FDIC, the Federal Reserve, and other regulatory agencies collectively revised the banking agencies’ 1993 policy statement on the allowance for loan and lease losses to ensure consistency with generally accepted accounting principles in the United States and more recent supervisory guidance. Our loan loss policy adheres to the interagency guidance.

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

The allowance for loan losses on non‑acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non‑acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan‑by‑loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

With the FFHI acquisition, the Company segregated the loan portfolio into performing loans (“non‑credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non‑acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non‑accretable difference to accretable yield and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers and the probability of default that is determined based upon historical data at the loan level. All acquired loans managed by Special Asset Management are reviewed quarterly and assigned a loss given default.  Acquired loans not managed by Special Asset Management are reviewed twice a year in a similar method to the Company’s originated portfolio of loans which follow review thresholds based on risk rating categories. In the fourth quarter of 2015, the Company modified its methodology to a more granular approach in determining loss given default on substandard loans with a net book balance between $100,000 and $500,000 by adjusting the loss given default to 90% of the most current collateral valuation based on appraised value.  Substandard loans greater than $500,000 was individually assigned loss given defaults each quarter. Trends are reviewed in terms of accrual status, past due status, and weighted‑average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post‑acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies and Note 2—Mergers and Acquisitions.)

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Year Ended December 31, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(6,180)	(2,787)	—	(8,967)
Recoveries of loans previously charged off	2,801	387	—	3,188
Net charge-offs	(3,379)	(2,400)	—	(5,779)
Provision for loan losses	2,930	2,400	(252)	5,078
Benefit attributable to FDIC loss share agreements	—	—	786	786
Total provision for loan losses charged to operations	2,930	2,400	534	5,864
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(786)	(786)
Reduction due to loan removals	—	—	(3,407)	(3,407)
Balance at end of period	$34,090	$—	$3,706	$37,796
Year Ended December 31, 2014:
Balance at beginning of period	$34,331	$—	$11,618	$45,949
Loans charged-off	(7,516)	(1,531)	—	(9,047)
Recoveries of loans previously charged off	2,574	604	—	3,178
Net charge-offs	(4,942)	(927)	—	(5,869)
Provision for loan losses	5,150	927	(1,907)	4,170
Benefit attributable to FDIC loss share agreements	—	—	2,420	2,420
Total provision for loan losses charged to operations	5,150	927	513	6,590
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(2,420)	(2,420)
Reduction due to loan removals	—	—	(2,346)	(2,346)
Balance at end of period	$34,539	$—	$7,365	$41,904
Year Ended December 31, 2013:
Balance at beginning of period	$44,378	$—	$17,218	$61,596
Loans charged-off	(15,289)	—	—	(15,289)
Recoveries of loans previously charged off	4,224	—	—	4,224
Net charge-offs	(11,065)	—	—	(11,065)
Provision for loan losses	1,018	—	(918)	100
Benefit attributable to FDIC loss share agreements	—	—	1,786	1,786
Total provision for loan losses charged to operations	1,018	—	868	1,886
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(1,786)	(1,786)
Reduction due to loan removals	—	—	(4,682)	(4,682)
Balance at end of period	$34,331	$—	$11,618	$45,949

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non‑acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Year Ended December 31, 2015:
Allowance for loan losses:
Balance at beginning of period	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(219)	(156)	(851)	(374)	(547)	(357)	(102)	(3,574)	—	(6,180)
Recoveries	376	67	31	143	244	844	85	1,011	—	2,801
Provision (benefit)	(1,707)	503	746	577	403	(74)	(252)	2,890	(156)	2,930
Balance at end of period	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Loans individually evaluated for impairment	$615	$34	$101	$138	$3	$279	$422	$3	$12	$1,607
Loans collectively evaluated for impairment	$3,501	$3,534	$8,240	$7,074	$2,926	$3,695	$1,541	$1,691	$281	$32,483
Loans:
Loans individually evaluated for impairment	$6,280	$1,452	$7,725	$7,549	$309	$1,487	$4,891	$102	$423	$30,218
Loans collectively evaluated for impairment	395,699	486,325	1,025,673	1,011,435	318,946	502,321	170,957	233,002	46,150	4,190,508
Total non-acquired loans	$401,979	$487,777	$1,033,398	$1,018,984	$319,255	$503,808	$175,848	$233,104	$46,573	$4,220,726
Year Ended December 31, 2014:
Allowance for loan losses:
Balance at beginning of period	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	(237)	(442)	(531)	(382)	(1,000)	(1,114)	(309)	(3,501)	—	(7,516)
Recoveries	421	390	95	271	69	264	191	873	—	2,574
Provision (benefit)	(1,307)	(471)	1,084	908	978	819	(159)	3,058	240	5,150
Balance at end of period	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Loans individually evaluated for impairment	$475	$77	$172	$144	$1	$41	$646	$2	$—	$1,558
Loans collectively evaluated for impairment	$5,191	$3,077	$8,243	$6,722	$2,828	$3,520	$1,586	$1,365	$449	$32,981
Loans:
Loans individually evaluated for impairment	$4,852	$3,610	$9,160	$2,966	$31	$908	$5,498	$60	$—	$27,085
Loans collectively evaluated for impairment	359,369	329,980	898,753	783,812	283,903	405,015	145,430	189,257	45,222	3,440,741
Total non-acquired loans	$364,221	$333,590	$907,913	$786,778	$283,934	$405,923	$150,928	$189,317	$45,222	$3,467,826
Year Ended December 31, 2013:
Allowance for loan losses:
Balance at beginning of period	$10,836	$4,921	$8,743	$6,568	$3,626	$4,939	$3,747	$781	$217	$44,378
Charge-offs	(4,656)	(660)	(2,695)	(1,462)	(1,219)	(1,329)	(816)	(2,452)	—	(15,289)
Recoveries	1,395	353	41	633	228	514	224	836	—	4,224
Provision	(786)	(937)	1,678	330	147	(532)	(646)	1,772	(8)	1,018
Balance at end of period	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Loans individually evaluated for impairment	$704	$—	$10	$271	$—	$—	$646	$—	$—	$1,631
Loans collectively evaluated for impairment	$6,085	$3,677	$7,757	$5,798	$2,782	$3,592	$1,863	$937	$209	$32,700
Loans:
Loans individually evaluated for impairment	$5,739	$2,681	$11,560	$3,013	$—	$405	$2,649	$—	$—	$26,047
Loans collectively evaluated for impairment	294,212	288,490	821,953	545,157	257,139	321,419	140,555	136,410	33,834	2,839,169
Total non-acquired loans	$299,951	$291,171	$833,513	$548,170	$257,139	$321,824	$143,204	$136,410	$33,834	$2,865,216

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(360)	(1,662)	(118)	(4)	(643)	(2,787)
Recoveries	4	—	—	102	237	19	4	21	387
Provision (benefit)	(4)	—	—	258	1,425	99	—	622	2,400
Balance, December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	13,849	40,103	39,220	518,107	190,968	25,475	51,169	170,647	1,049,538
Total acquired non-credit impaired loans	$13,849	$40,103	$39,220	$518,107	$190,968	$25,475	$51,169	$170,647	$1,049,538
Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(78)	(72)	—	(150)	(530)	(456)	(14)	(231)	(1,531)
Recoveries	1	—	—	20	262	312	—	9	604
Provision (benefit)	77	72	—	130	268	144	14	222	927
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	24,099	49,476	62,065	646,375	234,949	41,130	65,139	204,766	1,327,999
Total acquired non-credit impaired loans	$24,099	$49,476	$62,065	$646,375	$234,949	$41,130	$65,139	$204,766	$1,327,999

As of December 31, 2013 the Company had not recorded any allowance for loan losses for loans acquired and accounted for under FASB ASC Topic 310‑20.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Year Ended December 31, 2015:
Allowance for loan losses:
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements	(43)	(456)	(68)	99	336	(118)	(2)	(252)
Benefit attributable to FDIC loss share agreements	—	459	74	228	(107)	131	1	786
Total provision for loan losses charged to operations	(43)	3	6	327	229	13	(1)	534
Provision for loan losses recorded through the FDIC loss share receivable	—	(459)	(74)	(228)	107	(131)	(1)	(786)
Reduction due to loan removals	(92)	(932)	(91)	(1,500)	(298)	(426)	(68)	(3,407)
Balance, December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	12,628	255,430	54,272	313,319	70,734	31,193	—	737,576
Total acquired credit impaired loans	$12,628	$255,430	$54,272	$313,319	$70,734	$31,193	$—	$737,576
Year Ended December 31, 2014:
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(129)	(328)	(621)	(406)	(111)	(314)	2	(1,907)
Benefit attributable to FDIC loss share agreements	183	364	792	571	141	371	(2)	2,420
Total provision for loan losses charged to operations	54	36	171	165	30	57	—	513
Provision for loan losses recorded through the FDIC loss share receivable	(183)	(364)	(792)	(571)	(141)	(371)	2	(2,420)
Reduction due to loan removals	(39)	(44)	(1,287)	(339)	(152)	(449)	(36)	(2,346)
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	15,813	325,109	65,262	390,244	85,449	44,804	86	926,767
Total acquired credit impaired loans	$15,813	$325,109	$65,262	$390,244	$85,449	$44,804	$86	$926,767
Year Ended December 31, 2013:
Allowance for loan losses:
Balance, December 31, 2012	$5,337	$1,517	$1,628	$4,207	$96	$4,139	$294	$17,218
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3,109)	299	2,347	1,057	442	(1,786)	(168)	(918)
Benefit attributable to FDIC loss share agreements	2,934	(456)	(1,645)	(520)	(412)	1,719	166	1,786
Total provision for loan losses charged to operations	(175)	(157)	702	537	30	(67)	(2)	868
Provision for loan losses recorded through the FDIC loss share receivable	(2,934)	456	1,645	520	412	(1,719)	(166)	(1,786)
Reduction due to loan removals	(1,925)	—	(1,731)	(132)	—	(872)	(22)	(4,682)
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	24,109	439,785	114,126	481,247	103,998	68,862	129	1,232,256
Total acquired credit impaired loans	$24,109	$439,785	$114,126	$481,247	$103,998	$68,862	$129	$1,232,256

*—The carrying value of acquired credit impaired loans includes a non‑accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

As part of the on‑going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the level of classified loans, (ii) net charge‑offs, (iii) non‑performing loans (see details below) and (iv) the general economic conditions of the markets that we serve.

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

•

Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well‑defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents the credit risk profile by risk grade of commercial non‑acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Pass	$382,167	$337,641	$471,466	$307,450	$994,442	$858,220
Special mention	13,633	15,466	13,912	20,596	29,478	34,737
Substandard	6,179	11,114	2,399	5,544	9,478	14,956
Doubtful	—	—	—	—	—	—
	$401,979	$364,221	$487,777	$333,590	$1,033,398	$907,913

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014	2015	2014
Pass	$497,572	$397,555	$163,975	$135,400	$2,509,622	$2,036,266
Special mention	4,472	6,718	8,047	10,333	69,542	87,850
Substandard	1,764	1,650	3,826	5,195	23,646	38,459
Doubtful	—	—	—	—	—	—
	$503,808	$405,923	$175,848	$150,928	$2,602,810	$2,162,575

The following table presents the credit risk profile by risk grade of consumer non‑acquired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Pass	$984,780	$746,847	$304,744	$269,844	$231,294	$188,049
Special mention	17,777	22,129	8,171	8,047	771	764
Substandard	16,427	17,802	6,318	6,021	1,039	504
Doubtful	—	—	22	22	—	—
	$1,018,984	$786,778	$319,255	$283,934	$233,104	$189,317

	Other		Consumer Total
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Pass	$46,573	$45,222	$1,567,391	$1,249,962
Special mention	—	—	26,719	30,940
Substandard	—	—	23,784	24,327
Doubtful	—	—	22	22
	$46,573	$45,222	$1,617,916	$1,305,251

The following table presents the credit risk profile by risk grade of total non‑acquired loans:

	Total Non-acquired Loans
	December 31,	December 31,
(Dollars in thousands)	2015	2014
Pass	$4,077,013	$3,286,228
Special mention	96,261	118,790
Substandard	47,430	62,786
Doubtful	22	22
	$4,220,726	$3,467,826

At December 31, 2015, the aggregate amount of non‑acquired substandard and doubtful loans totaled $47.5 million. When these loans are combined with non‑acquired OREO of $8.7 million, our non‑acquired classified assets (as defined by the South Carolina Board of Financial Institutions and the FDIC, our primary regulators) were $56.2 million. At December 31, 2014, the amounts were $62.8 million, $7.9 million, and $70.7 million, respectively.

The following table presents the credit risk profile by risk grade of commercial loans for acquired non‑credit impaired loans:

			Commercial Non-owner
	Construction & Development		Occupied		Commercial Owner Occupied
	December 31,		December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Pass	$12,935	$22,456	$33,485	$42,572	$38,623	$61,040
Special mention	109	816	637	6,039	377	265
Substandard	805	827	5,981	865	220	760
Doubtful	—	—	—	—	—	—
	$13,849	$24,099	$40,103	$49,476	$39,220	$62,065

			Other Income Producing
	Commercial & Industrial		Property		Commercial Total
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Pass	$24,621	$39,780	$49,783	$63,090	$159,447	$228,938
Special mention	166	448	592	896	1,881	8,464
Substandard	688	902	794	1,153	8,488	4,507
Doubtful	—	—	—	—	—	—
	$25,475	$41,130	$51,169	$65,139	$169,816	$241,909

The following table presents the credit risk profile by risk grade of consumer loans for acquired non‑credit impaired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,		December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Pass	$514,817	$639,555	$180,472	$222,653	$167,399	$201,636
Special mention	557	1,241	4,202	4,491	729	619
Substandard	2,733	5,579	6,294	7,805	2,519	2,511
Doubtful	—	—	—	—	—	—
	$518,107	$646,375	$190,968	$234,949	$170,647	$204,766

	Consumer Total
	December 31,
	2015	2014
Pass	$862,688	$1,063,844
Special mention	5,488	6,351
Substandard	11,546	15,895
Doubtful	—	—
	$879,722	$1,086,090

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	December 31,
(Dollars in thousands)	2015	2014
Pass	$1,022,135	$1,292,782
Special mention	7,369	14,815
Substandard	20,034	20,402
Doubtful	—	—
	$1,049,538	$1,327,999

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit‑impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F‑34):

	Commercial Loans Greater				Commercial Real Estate—
	Than or Equal to				Construction and
	$1 million-CBT		Commercial Real Estate		Development
	December 31,		December 31,		December 31,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Pass	$11,238	$11,248	$177,656	$208,269	$26,308	$26,855
Special mention	1,018	1,030	37,607	35,896	14,532	9,539
Substandard	372	3,535	40,167	80,944	13,432	28,868
Doubtful	—	—	—	—	—	—
	$12,628	$15,813	$255,430	$325,109	$54,272	$65,262

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014	2015	2014
Pass	$166,309	$190,931	$10,703	$7,493	$22,358	$25,530
Special mention	63,341	73,699	23,331	29,087	2,549	5,317
Substandard	83,669	125,614	36,700	48,869	6,286	13,957
Doubtful	—	—	—	—	—	—
	$313,319	$390,244	$70,734	$85,449	$31,193	$44,804

			Total Acquired
	Single Pay		Credit Impaired Loans
	December 31,		December 31,
	2015	2014	2015	2014
Pass	$—	$58	$414,572	$470,384
Special mention	—	—	142,378	154,568
Substandard	—	28	180,626	301,815
Doubtful	—	—	—	—
	$—	$86	$737,576	$926,767

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In an FDIC‑assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. In addition to the credit discount and the allowance for loan losses on covered acquired loans, the Company’s risk of loss is mitigated by the FDIC loss share arrangement.

The following table presents an aging analysis of past due loans, segregated by class for non‑acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2015
Commercial real estate:
Construction and land development	$323	$136	$915	$1,374	$400,605	$401,979
Commercial non-owner occupied	867	—	184	1,051	486,726	487,777
Commercial owner occupied	1,269	608	1,530	3,407	1,029,991	1,033,398
Consumer real estate:
Consumer owner occupied	1,503	308	3,149	4,960	1,014,024	1,018,984
Home equity loans	899	1,046	598	2,543	316,712	319,255
Commercial and industrial	173	166	234	573	503,235	503,808
Other income producing property	241	207	275	723	175,125	175,848
Consumer	351	136	395	882	232,222	233,104
Other loans	48	43	64	155	46,418	46,573
	$5,674	$2,650	$7,344	$15,668	$4,205,058	$4,220,726
December 31, 2014
Commercial real estate:
Construction and land development	$318	$439	$1,354	$2,111	$362,110	$364,221
Commercial non-owner occupied	1,197	—	1,432	2,629	330,961	333,590
Commercial owner occupied	1,106	95	5,403	6,604	901,309	907,913
Consumer real estate:
Consumer owner occupied	1,946	501	2,746	5,193	781,585	786,778
Home equity loans	679	443	519	1,641	282,293	283,934
Commercial and industrial	760	123	107	990	404,933	405,923
Other income producing property	570	114	1,319	2,003	148,925	150,928
Consumer	512	243	120	875	188,442	189,317
Other loans	65	46	62	173	45,049	45,222
	$7,153	$2,004	$13,062	$22,219	$3,445,607	$3,467,826

The following table presents an aging analysis of past due loans, segregated by class for acquired non‑credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2015
Commercial real estate:
Construction and land development	$—	$21	$48	$69	$13,780	$13,849
Commercial non-owner occupied	—	—	—	—	40,103	40,103
Commercial owner occupied	120	176	44	340	38,880	39,220
Consumer real estate:
Consumer owner occupied	694	4	688	1,386	516,721	518,107
Home equity loans	897	412	482	1,791	189,177	190,968
Commercial and industrial	1	1	5	7	25,468	25,475
Other income producing property	—	—	7	7	51,162	51,169
Consumer	257	270	797	1,324	169,323	170,647
	$1,969	$884	$2,071	$4,924	$1,044,614	$1,049,538
December 31, 2014
Commercial real estate:
Construction and land development	$17	$—	$40	$57	$24,042	$24,099
Commercial non-owner occupied	—	—	—	—	49,476	49,476
Commercial owner occupied	414	—	38	452	61,613	62,065
Consumer real estate:
Consumer owner occupied	443	241	1,566	2,250	644,125	646,375
Home equity loans	1,451	866	972	3,289	231,660	234,949
Commercial and industrial	14	250	117	381	40,749	41,130
Other income producing property	97	—	88	185	64,954	65,139
Consumer	885	341	843	2,069	202,697	204,766
	$3,321	$1,698	$3,664	$8,683	$1,319,316	$1,327,999

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,628	$12,628
Commercial real estate	1,118	426	5,624	7,168	248,262	255,430
Commercial real estate—construction and development	784	367	2,162	3,313	50,959	54,272
Residential real estate	4,705	1,155	8,095	13,955	299,364	313,319
Consumer	1,756	380	2,085	4,221	66,513	70,734
Commercial and industrial	272	137	846	1,255	29,938	31,193
Single pay	—	—	—	—	—	—
	$8,635	$2,465	$18,812	$29,912	$707,664	$737,576
December 31, 2014
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$2,896	$2,896	$12,917	$15,813
Commercial real estate	4,350	723	15,866	20,939	304,170	325,109
Commercial real estate—construction and development	1,750	452	8,204	10,406	54,856	65,262
Residential real estate	7,194	2,856	15,471	25,521	364,723	390,244
Consumer	2,241	1,106	2,614	5,961	79,488	85,449
Commercial and industrial	451	196	3,413	4,060	40,744	44,804
Single pay	—	—	—	—	86	86
	$15,986	$5,333	$48,464	$69,783	$856,984	$926,767

The following is a summary of information pertaining to impaired non‑acquired and acquired loans accounted for under FASB ASC Topic 310‑20:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
December 31, 2015
Commercial real estate:
Construction and land development	$9,931	$1,004	$5,276	$6,280	$615
Commercial non-owner occupied	2,909	233	1,219	1,452	34
Commercial owner occupied	11,516	4,134	3,591	7,725	101
Consumer real estate:
Consumer owner occupied	9,001	3,505	4,044	7,549	138
Home equity loans	483	186	123	309	3
Commercial and industrial	2,641	273	1,214	1,487	279
Other income producing property	5,763	112	4,779	4,891	422
Consumer	155	—	102	102	3
Other loans	611	—	423	423	12
Total	$43,010	$9,447	$20,771	$30,218	$1,607
December 31, 2014
Commercial real estate:
Construction and land development	$7,414	$1,528	$3,324	$4,852	$475
Commercial non-owner occupied	4,920	2,539	1,071	3,610	77
Commercial owner occupied	12,508	5,546	3,614	9,160	172
Consumer real estate:
Consumer owner occupied	3,393	—	2,966	2,966	144
Home equity loans	131	—	31	31	1
Commercial and industrial	1,625	336	572	908	41
Other income producing property	6,280	360	5,138	5,498	646
Consumer	95	—	60	60	2
Total	$36,366	$10,309	$16,776	$27,085	$1,558

Acquired credit impaired loans are accounted for in pools as shown on page F‑28 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired loans, non‑acquired and acquired loans accounted for under FASB ASC Topic 310‑20, and interest income recognized on these loans:

	Year Ended December 31,
	2015		2014		2013
	Average		Average		Average
	Investment in	Interest Income	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$5,566	$263	$5,295	$80	$10,589	$98
Commercial non-owner occupied	2,531	66	3,145	68	4,030	—
Commercial owner occupied	8,442	368	10,360	141	15,170	106
Consumer real estate:
Consumer owner occupied	5,257	183	2,990	113	845	154
Home equity loans	170	10	15	1	—	—
Commercial and industrial	1,198	61	657	27	1,234	—
Other income producing property	5,195	245	4,073	163	3,463	35
Consumer	81	4	30	5	—	—
Other loans	211	16	—	—	—	—
Total Impaired Loans	$28,651	$1,216	$26,565	$598	$35,331	$393

The following is a summary of information pertaining to non‑acquired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2015	2014
Commercial non-owner occupied real estate:
Construction and land development	$1,090	$2,920
Commercial non-owner occupied	184	2,325
Total commercial non-owner occupied real estate	1,274	5,245
Consumer real estate:
Consumer owner occupied	7,766	6,015
Home equity loans	1,769	1,412
Total consumer real estate	9,535	7,427
Commercial owner occupied real estate	3,056	3,605
Commercial and industrial	515	600
Other income producing property	746	1,348
Consumer	659	344
Other loans	—	—
Restructured loans	2,662	9,425
Total loans on nonaccrual status	$18,447	$27,994

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2015	2014
Commercial non-owner occupied real estate:
Construction and land development	$37	$41
Commercial non-owner occupied	0	645
Total commercial non-owner occupied real estate	37	686
Consumer real estate:
Consumer owner occupied	976	3,685
Home equity loans	1,103	1,507
Total consumer real estate	2,079	5,192
Commercial owner occupied real estate	44	38
Commercial and industrial	1	120
Other income producing property	168	309
Consumer	1,435	1,193
Total loans on nonaccrual status	$3,764	$7,538

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

The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310‑40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the twelve months ended December 31, 2015 and 2014, the Company’s TDRs were not material.

Note 5—FDIC Indemnification Asset

The following table provides changes in the FDIC indemnification asset:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$22,161	$86,447	$146,171
FDIC indemnification asset recorded for First Federal’s loss share agreements	—	—	21,891
Decrease in expected losses on loans	(788)	(2,421)	(3,452)
Additional recoveries on OREO	(5,440)	(4,520)	(2,252)
Reimbursable expenses	789	2,829	5,542
Amortization of discounts and premiums, net	(8,587)	(21,895)	(29,535)
Reimbursements from FDIC	(3,734)	(38,279)	(51,918)
Balance at end of period	$4,401	$22,161	$86,447

The FDIC indemnification asset is measured separately from the related covered assets. At December 31, 2015, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $8.6 million less than the current carrying value. This amount is being recognized as negative accretion (in non‑interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian and Plantation acquisitions. This amount is determined each reporting period and at December 31, 2015, was estimated to be approximately $4.2 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.6 million related to the Plantation acquisition at the end of the loss share agreement (April 2017). The actual payment will be determined at the end of the loss sharing agreement term for each of the five FDIC‑assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share. There was no true up expected from the CBT, Cape Fear, or Habersham FDIC‑assisted transactions as of December 31, 2015.

Effective March 31, 2015, the Commercial Shared-Loss Agreement with the FDIC for CBT expired and losses on assets covered under this agreement are no longer claimable after filing the first quarter of 2015 commercial loss share certificate. The carrying value of commercial loans and OREO no longer covered under the CBT loss share agreement as of April 1, 2015 totaled $49.0 million and $2.2 million, respectively.  These assets were transferred from the balance of loans and OREO classified as covered to non-covered. The Commercial Shared-Loss Agreement for Cape Fear expired June 30, 2014, and losses on assets covered under this agreement are no longer claimable. On March 31, 2016, the Commercial Shared-Loss Agreement with the FDIC for Habersham will expire and losses on assets covered under this agreement are no longer claimable after March 31, 2016.

Note 6—Other Real Estate Owned

The following is a summary of the changes in the carrying value of OREO:

		Covered
(Dollars in thousands)	OREO	OREO	Total
Balance, December 31, 2012	$32,248	$34,257	$66,505
Acquired in FFHI acquisition	4,801	6,405	11,206
Additions, net	33,761	20,559	54,320
Writedowns	(7,831)	(278)	(8,109)
Sold	(25,581)	(33,423)	(59,004)
Balance, December 31, 2013	37,398	27,520	64,918
Additions, net	29,260	16,555	45,815
Writedowns	(4,827)	(5,858)	(10,685)
Sold	(35,332)	(21,990)	(57,322)
Balance, December 31, 2014	$26,499	$16,227	$42,726
Transfers	2,245	(2,245)	—
Additions, net	21,419	9,283	30,702
Writedowns	(3,163)	(6,265)	(9,428)
Sold	(22,197)	(11,249)	(33,446)
Balance, December 31, 2015	$24,803	$5,751	$30,554

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount. At December 31, 2015, there were 138 properties included in OREO, with 118 uncovered and 20 covered by loss share agreement with the FDIC. At December 31, 2014, there were 279 properties in OREO, with 166 uncovered and 113 covered by loss share agreement with the FDIC. During 2015, the Company sold 299 properties with 100 covered by loss share agreements with the FDIC and 199 not covered. For the year ended December 31, 2014, the Company sold 557 properties with 304 covered by loss share agreements with the FDIC and 253 were not covered. At December 31, 2015, the Company had $3.4 million in residential real estate included in OREO and $7.7 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2015	2014
Land					$55,590	$54,269
Buildings and leasehold improvements	15	-	40	years	139,946	139,742
Equipment and furnishings	3	-	10	years	79,585	72,671
Construction in process					3,640	611
Total					278,761	267,293
Less accumulated depreciation					(104,224)	(95,521)
					$174,537	$171,772

Depreciation expense charged to operations was $11.1 million, $11.1 million, and $10.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015 and 2014, computer software with an original cost of $6.3 million and $6.0 million, respectively, were being amortized using the straight‑line method over thirty-six months. Amortization expense totaled $1.8 million, $1.7 million, and $1.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 8—Goodwill and Other Intangible Assets

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill as of December 31, 2015. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$317,688	$317,688
Additions:
Goodwill from BOA branch acquisition	20,652	—
Balance at end of period	$338,340	$317,688

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2015	2014
Gross carrying amount	$82,154	$75,354
Accumulated amortization	(34,729)	(26,115)
	$47,425	$49,239

Amortization expense totaled $8.3 million, $8.3 million and $6.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. Other intangibles are amortized using either the straight‑line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2016	$7,577
2017	7,202
2018	6,729
2019	6,330
2020	5,792
Thereafter	13,795
$47,425

Note 9—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2015	2014
Certificates of deposit	$1,092,750	$1,237,140
Interest-bearing demand deposits	3,293,942	2,927,820
Non-interest bearing demand deposits	1,976,480	1,639,953
Savings deposits	735,961	655,132
Other time deposits	1,295	1,000
Total deposits	$7,100,428	$6,461,045

At December 31, 2015, and 2014 the Company had $114.9 million and $128.5 million in certificates of deposits of $250,000 and greater, respectively. At December 31, 2015 and 2014, the Company had $18.9 million and $23.4 million, respectively, in traditional, out‑of‑market brokered deposits.

At December 31, 2015, the scheduled maturities of time deposits (includes $1.3 million of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Year ended December 31:
2016	$811,035
2017	142,293
2018	53,480
2019	35,923
2020	42,186
Thereafter	9,128
$1,094,045

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

	December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$288,231	0.19%	$221,541	0.14%	$211,401	0.14%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$291,428	0.14%	$253,948	0.14%	$274,080	0.16%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$320,373		$321,733		$328,701

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repurchase agreements") represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. The Company monitors the fair value of the underlying securities on a daily basis. Some securities underlying these agreements include arrangements to resell securities from broker‑dealers approved by the Company. Repurchase agreements are reflected at the amount of cash received in connection with the transaction and included in federal funds purchased and securities sold under agreements to repurchase on the condensed consolidated balance sheets.

At December 31, 2015 and December 31, 2014, the Company's repurchase agreement totaled $219.9 million and $160.9 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2015 and December 31, 2014.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $219.9 million and $160.9 million at December 31, 2015 and December 31, 2014, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 11—Other Borrowings

The Company’s other borrowings were as follows:

	December 31,
(Dollars in thousands)	2015	2014
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% until September 15, 2015 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 159 basis points adjusted quarterly; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	$20,619	$20,619
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% until June 15, 2010 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	8,248	8,248
SAVB Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 285 basis points adjusted quarterly; matures on October 7, 2033, and can be called by the issuer without penalty on or after October 7, 2008 for the principal outstanding plus any accrued and unpaid interest; net of discount of $228 on December 31, 2015. Guaranteed by the Company on a subordinated basis.	5,958	5,844
SAVB Capital Trust II junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 220 basis points adjusted quarterly; matures on December 15, 2034, and can be called by the issuer without penalty on or after December 15, 2009 for the principal outstanding plus any accrued and unpaid interest; net of discount of $198 on December 31, 2015. Guaranteed by the Company on a subordinated basis.	3,926	3,828
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty on or after December 15, 2011. Guaranteed by the Company on a subordinated basis.	3,093	3,093
FFCH Capital Trust I junior subordinated debt with a fixed interest rate of 7.00% and pays interest quarterly; matures on April 6, 2034, and redeemed by the Company on January 7, 2015 for the principal outstanding plus accrued interest. Guaranteed by the Company on a subordinated basis.	—	46,258
Other	942	948
	$55,158	$101,210

FHLB Advances

The Company has from time‑to‑time entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket‑floating lien.

As of December 31, 2015, and 2014, there was $130,000 and $136,000 in outstanding advances, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2015, were approximately $2.6 billion which allows the Company a total borrowing capacity at FHLB of approximately $1.2 billion. After accounting for letters of credit totaling $8.7 million, the Company had unused net credit available with the FHLB in the amount of approximately $1.2 billion at December 31, 2015.

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

As of December 31, 2015, the sole assets of the Trusts were an aggregate of $54.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2015, the Company recorded a $54.2 million liability for the junior subordinated debt securities, net of a $426,000 discount recorded on SAVB Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $54.6 million and the Company would fully amortize any remaining discount into interest expense.  The remaining discount is being amortized over either a two and one-half year period or five year period.

For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Line of Credit

On November 16, 2015, the Company entered into a Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $20 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 26, 2016, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.75%.

Principal maturities of other borrowings are summarized below:

	Junior
	Subordinated
(Dollars in thousands)	Debt	Other	Total
Year Ended December 31,
2016	$—	$6	$6
2017	—	7	7
2018	—	7	7
2019	—	7	7
2020	—	7	7
Thereafter	54,216	908	55,124
	$54,216	$942	$55,158

Note 12—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current:
Federal	$41,527	$8,577	$22,153
State	2,327	1,609	1,135
Total current tax expense	43,854	10,186	23,288
Deferred:
Federal	6,344	26,156	973
State	704	(351)	1,094
Total deferred tax expense	7,048	25,805	2,067
Provision for income taxes	$50,902	$35,991	$25,355

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Income taxes at federal statutory rate	$52,631	$39,000	$26,101
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	1,970	818	1,450
Tax-exempt interest	(1,842)	(1,778)	(1,792)
Income tax credits	(1,781)	(1,257)	(1,094)
Dividends received deduction	(8)	(5)	(4)
Other, net	(68)	(787)	694
	$50,902	$35,991	$25,355

The components of the net deferred tax asset, included in other assets are as follows:

	December 31,
(Dollars in thousands)	2015	2014
Allowance for loan losses	$13,680	$13,611
Other-than-temporary impairment on securities	295	120
Share-based compensation	1,224	1,762
Pension plan and post-retirement benefits	1,449	1,063
Deferred compensation	2,832	2,523
Purchase accounting adjustments	45,066	53,052
Other real estate owned	1,468	1,926
Tax deductible goodwill	1,361	1,624
Net operating loss carryforwards	15,757	17,127
Cash flow hedge	274	326
Other	563	1,024
Total deferred tax assets	83,969	94,158
Gain on FDIC assisted transaction deferred for tax purposes	4,493	9,856
Unrealized gains on investment securities available for sale	1,595	3,369
Depreciation	6,589	6,388
Intangible assets	13,328	15,584
Deferred loan fees	5,404	3,445
Prepaid expense	524	537
Mortgage servicing rights	9,375	7,715
Other	3,098	3,094
Total deferred tax liabilities	44,406	49,988
Net deferred tax assets before valuation allowance	39,563	44,170
Less, valuation allowance	(1,736)	(1,478)
Net deferred tax assets	$37,827	$42,692

The Company had federal net operating loss (“NOL”) carryforwards of $31.3 million and $34.7 million for the years ended December 31, 2015 and 2014, respectively, which expire in varying amounts through 2023. As a result of the Peoples and Savannah ownership changes in 2012, Section 382 of the Internal Revenue Code places an annual limitation of the amount of federal net operating loss carryforwards which the Company may utilize. Additionally, section 382 limits the Company’s ability to utilize certain tax deductions (realized built‑in losses or “RBIL”) due to the existence of a Net Unrealized Built‑in Loss (“NUBIL”) at the time of the change in control. The Company is allowed to carry forward any such RBIL under terms similar to those related to NOLs. Consequently, $10.4 million of the Company’s NOL carryforwards attributed to the Peoples acquisition are subject to annual limitations of $1.5 million, and $20.9 million of the Company’s NOL carryforwards attributed to the Savannah acquisition are subject to annual limitation of $2.0 million. All of the NUBIL limitations were exhausted as of December 31, 2013. The Company expects all section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company had state net operating loss carryforwards of $64.4 million and $50.6 million for the years ended December 31, 2015 and 2014 respectively, which expire in varying amounts through 2025. There is a valuation allowance of $1.7 million that relates to the parent company’s state operating loss carryforwards for which realizability is uncertain. The change in the valuation allowance for the years ended December 31, 2015, 2014, and 2013 was immaterial.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2015.

As of December 31, 2015, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

Federal tax returns for 2014 and subsequent tax years remain subject to examination by taxing authorities as of December 31, 2015.  State tax returns for 2012 and subsequent tax years remain subject to examination by taxing authorities as of December 31, 2015.

Note 13—Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Business development and staff related	$6,642	$5,684	$4,962
Other loan expense	2,942	2,056	2,220
Director and shareholder expense	2,118	1,550	1,290
Property and sales tax	1,362	616	662
Courier expense	1,354	1,559	962
Other	7,031	7,426	6,698
	$21,449	$18,891	$16,794

Note 14—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
(Dollars and shares in thousands)	2015	2014	2013
Basic earnings per common share:
Net income available to common shareholders	$99,473	$74,364	$47,865
Weighted-average basic common shares	23,966	23,897	19,866
Basic earnings per common share	$4.15	$3.11	$2.41
Diluted earnings per share:
Net income available to common shareholders	$99,473	$74,364	$47,865
Weighted-average basic common shares	23,966	23,897	19,866
Effect of dilutive securities	258	257	211
Weighted-average dilutive shares	24,224	24,154	20,077
Diluted earnings per common share	$4.11	$3.08	$2.38

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
(Dollars in thousands)	2015			2014			2013
Number of shares			47,865			22,497			21,361
Range of exercise prices	$61.42	to	$66.32	$61.49	to	$66.32	$41.45	to	$41.45

Note 15—Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2012	$(7,458)	$8,764	$(930)	$376
Other comprehensive income (loss) before reclassifications	3,555	(14,337)	175	(10,607)
Amounts reclassified from accumulated other comprehensive income (loss)	318	—	190	508
Net comprehensive income (loss)	3,873	(14,337)	365	(10,099)
Balance at December 31, 2013	(3,585)	(5,573)	(565)	(9,723)
Other comprehensive income (loss) before reclassifications	(2,201)	11,039	(156)	8,682
Amounts reclassified from accumulated other comprehensive income (loss)	471	1	192	664
Net comprehensive income (loss)	(1,730)	11,040	36	9,346
Balance at December 31, 2014	(5,315)	5,467	(529)	(377)
Other comprehensive loss before reclassifications	(1,332)	(3,181)	(104)	(4,617)
Amounts reclassified from accumulated other comprehensive loss	632	302	189	1,123
Net comprehensive income (loss)	(700)	(2,879)	85	(3,494)
Balance at December 31, 2015	$(6,015)	$2,588	$(444)	$(3,871)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2015	2014	2013	Income Statement Line Item Affected
(Gains) losses on cash flow hedges:
Interest rate contracts	$305	$310	$307	Interest expense
	(116)	(118)	(117)	Provision for income taxes
	189	192	190	Net income
(Gains) losses on sales of available for sale securities:
	$—	$2	$—	Other noninterest income
	—	(1)	—	Provision for income taxes
	—	1	—	Net income
Other-than-temporary impairment losses on available for sale securities:
	$489	$—	$—	Other noninterest income
	(187)	—	—	Provision for income taxes
	302	—	—	Net income
Amortization of defined benefit pension and retiree medical plan items:
Actuarial losses	$1,021	$761	$482	Salaries and employee benefits
	(389)	(290)	(164)	Provision for income taxes
	632	471	318	Net income
Total reclassifications for the period	$1,123	$664	$508

Note 16—Restrictions on Subsidiary Dividends, Loans, or Advances

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the South Carolina Board of Financial Institutions (“SCBFI”) is required to pay dividends that exceed current year’s net income. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

During January 2013, the Bank requested and received approval, from the SCBFI, to pay a special dividend of $5.0 million to the Company in order to provide working capital and the funds needed to pay the quarterly dividend to its shareholders in February of 2013. In January 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million. These funds were used to redeem $65.0 million of outstanding preferred stock.  In January 2015, the Bank paid a special dividend to the Company of $45.0 million for which SCBFI approval was not required.  These funds were used to redeem $46.3 million in trust preferred securities.

Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $108.9 million and $107.0 million at December 31, 2015 and 2014, respectively.

Note 17—Retirement Plans

The Company and its subsidiary have a non‑contributory defined benefit pension plan covering all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service. The Company’s funding policy is based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service’s funding standards.

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non‑contributory defined benefit plan. The pension plan remained suspended as of December 31, 2015.

The following sets forth the pension plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$28,002	$24,608	$26,703
Interest cost	1,017	1,111	997
Actuarial (gain) loss	132	3,057	(2,359)
Benefits paid	(891)	(774)	(733)
Benefit obligation at end of year	28,260	28,002	24,608
Change in plan assets:
Fair value of plan assets at beginning of year	28,451	27,033	22,219
Actual return on plan assets	(116)	1,592	4,347
Employer contribution	—	600	1,200
Benefits paid	(891)	(774)	(733)
Fair value of plan assets at end of year	27,444	28,451	27,033
Funded status	$(816)	$449	$2,425

At December 31, 2015 and 2014, the net losses recognized in accumulated other comprehensive income excluding related income tax effects were $9.6 million and $8.2 million, respectively.

The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended
	December 31,

(Dollars in thousands)	2015	2014	2013
Interest cost	$1,017	$1,110	$997
Expected return on plan assets	(2,067)	(1,938)	(1,721)
Recognized net actuarial loss	898	659	1,206
Net periodic pension benefit (expense)	(152)	(169)	482
Net (gain) loss	2,315	3,404	(4,986)
Amortization of net loss	(898)	(659)	(1,206)
Total amount recognized in other comprehensive income	1,417	2,745	(6,192)
Total recognized in net periodic benefit cost and other comprehensive income	$1,265	$2,576	$(5,710)

The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $816,000.

The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2015	2014
Projected benefit obligation	$28,260	$28,002
Accumulated benefit obligation	28,260	28,002
Fair value of plan assets	27,444	28,451

The Company used a 4.10% and 3.70% discount rate in its weighted‑average assumptions used to determine the benefit obligation at December 31, 2015, and 2014, respectively. The rate of compensation increase was not applicable in the Company’s weighted‑average assumptions because of the plan curtailment at June 30, 2009. The weighted‑average assumptions used to determine net periodic pension cost are as follows:

	Year ended
	December 31,
	2015	2014	2013
Discount rate	3.70%	4.60%	3.80%
Expected long-term return on plan assets	7.75%	7.75%	7.75%

For the years ended December 31, 2015, 2014, and 2013, the discount rate of 3.70%,  4.60%, and 3.80%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

The expected rate of return for the pension plan’s assets represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long‑term compound annualized returns of historical market data as well as historical actual returns on the Company’s plan assets. Using this reference information, the Company developed forward‑ looking return expectations for each asset category and a weighted average expected long‑term rate of return for a targeted portfolio allocated across these investment categories. In developing the long‑term rate of return assumption for the pension plan, the Company utilized the following long‑term rate of return and standard deviation assumptions:

	Rate of	Standard
	Return	Deviation
Asset Class	Assumption	Assumption
Cash Equivalents	3.00%	0.51%
High Grade Fixed Income	6.22%	3.49%
High Yield Fixed Income	7.94%	8.95%
International Fixed Income	6.40%	8.15%
Large Cap Equity	9.85%	15.01%
Mid Cap Equity	11.16%	17.09%
Mid/Small Cap Equity	10.66%	18.31%
Small Cap Equity	10.17%	19.52%
Foreign Equity	7.09%	17.46%

The portfolio’s equity weighting is consistent with the long‑term nature of the Plan’s benefit obligation, and the expected annual return on the portfolio of 7.75%.

The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long‑term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long‑term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan’s investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55 - 65%, Fixed Income 20 - 40%, Cash Equivalents 0 - 35%. As of December 31, 2015, approximately 63% of pension plan assets were invested with equity managers, approximately 28% of pension plan assets were invested with fixed income managers, and approximately 9% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

Following is a description of valuation methodologies used for assets recorded at fair value.

Money Market Funds

Money Market Funds are public investment vehicles valued using $1 for the Net Asset Value (the “NAV”). The money market funds are classified within level 1 of the valuation hierarchy.

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

The fair values of the Company’s pension plan assets at December 31, 2015 by asset category are as follows:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15	$15	$—	$—
Money market funds	2,576	2,576	—	—
Broad market fixed income	7,716	7,716	—	—
Domestic equity	14,858	14,858	—	—
Foreign equity	2,279	2,279	—	—
Total assets	$27,444	$27,444	$—	$—

As of December 31, 2015 and 2014, the Plan’s domestic equity securities did not include any of the Company’s common stock. The plan made no purchases of the Company’s stock during 2015, 2014 and 2013.

Estimated future benefit payments for the next ten years:

(Dollars in thousands)
2016	$1,293
2017	1,376
2018	1,430
2019	1,480
2020	1,550
2021-2025	8,051
$15,180

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Pension	$(152)	$(169)	$482
Employee savings plan/ 401(k)	5,873	4,966	3,508
Supplemental executive retirement plan	306	88	455
Post-retirement benefits	212	242	164
	$6,239	$5,127	$4,609

The Company does not expect to contribute to the pension plan in 2015, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

The Company and its subsidiaries have a Safe Harbor plan. Under the plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation in any combination of pre‑tax deferrals or Roth post‑tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary.  Effective January 1, 2015, employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s 2015 financial goals and payable the first quarter of 2016.

Employees hired on January 1, 2006 or thereafter will not participate in the defined benefit pension plan, but are eligible to participate in the employees’ savings plan.

Employees can enter the savings plan on or after the first day of each month. The employee may enter into a salary deferral agreement at any time to select an alternative deferral amount or to elect not to defer in the Plan. If the employee does not elect an investment allocation, the plan administrator will select a retirement‑based portfolio according to the employee’s number of years until normal retirement age. The plan’s investment valuations are generally provided on a daily basis.

Note 18—Post‑Retirement Benefits

At December 31, 2015, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, South State Bank Retiree Medical Plan (the “retiree medical plan”) and the First Federal Retiree Welfare Plan (the “retiree welfare plan”).

Retiree Medical Plan

Under the retiree medical plan, post‑retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2015, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$436	$444	$518
Interest cost	12	15	19
Actuarial (gain) loss	19	24	(41)
Benefits paid	(45)	(47)	(52)
Benefit obligation at end of year	422	436	444
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	45	47	52
Benefits paid	(45)	(47)	(52)
Fair value of plan assets at end of year	—	—	—
Funded status	$(422)	$(436)	$(444)

Weighted‑average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.30%	3.00%	3.60%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.00%	3.60%	3.80%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest cost	$12	$15	$19
Recognized net actuarial loss	9	6	10
Net periodic benefit cost	21	21	29
Net (gain) loss	19	24	(41)
Amortization of loss	(9)	(6)	(10)
Total amount recognized in other comprehensive income	10	18	(51)
Total recognized in net periodic benefit cost and other comprehensive income	$31	$39	$(22)

The estimated net loss for the retiree medical plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $10,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post‑retirement benefit plan. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects at the end of 2015:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$1	$(1)
Effect on postretirement benefit obligation	27	(24)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2016	$42
2017	42
2018	41
2019	40
2020	39
2021-2025	166
$370

The Company expects to contribute approximately $42,000 to the retiree medical plan in 2016.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired FFHI employees who are currently receiving benefits. The plan was unfunded at December 31, 2015, and the liability for future benefits has been recorded in the consolidated financial statements.  Prior to the July 26, 2013 FFHI merger, the company had no obligations under the retiree welfare plan, therefore information is presented as of December 31, 2015 and 2014 and for the years ended December 31, 2015, and 2014 and for the period from July 26, 2013 to December 31, 2013.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$2,331	$2,197	$2,231
Interest cost	77	85	37
Participants’ contributions	—	72	63
Actuarial (gain) loss	(105)	299	(4)
Benefits paid	(233)	(322)	(145)
Less: Federal subsidy on benefits paid	22	—	15
Benefit obligation at end of year	2,092	2,331	2,197
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	233	250	82
Participants’ contributions	—	72	63
Benefits paid	(233)	(322)	(145)
Fair value of plan assets at end of year	—	—	—
Funded status	$(2,092)	$(2,331)	$(2,197)

Weighted‑average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.70%	3.45%	4.05%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.45%	4.05%	3.95%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.25%	6.50%	6.75%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest cost	$77	$84	$36
Recognized net actuarial loss	115	96	39
Net periodic benefit cost	192	180	75
Net (gain) loss	(106)	299	(4)
Amortization of loss	(115)	(96)	(39)
Total amount recognized in other comprehensive income	(221)	203	(43)
Total recognized in net periodic benefit cost and other comprehensive income	$(29)	$383	$32

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $95,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post‑retirement benefit plan. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects at the end of 2015:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on aggregate service and interest cost	$5	$(4)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2016	$189
2017	190
2018	190
2019	190
2020	186
2021-2025	818
$1,763

The Company expects to contribute approximately $189,000 to the retiree welfare plan in 2016.

Note 19—Share‑Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award.

The Company’s 1999, 2004, and 2012 stock incentive programs are long‑term retention programs intended to attract, retain, and provide incentives for key employees and non‑employee directors in the form of incentive and non‑qualified stock options and restricted stock.

Stock Options

With the exception of non‑qualified stock options granted to directors under the 1999, 2004, and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 1999 plan after January 2, 2004, and the 1999 plan is closed other than for any options still unexercised and outstanding. No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. The 2012 plan is the only plan from which new share‑based compensation grants may be issued. It is the Company’s policy to grant options out of the 1,684,000 shares registered under the 2012 plan, of which no more than 817,476 shares can be granted as restricted stock or restricted stock units.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	Year Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	294,342	$35.91	295,916	$33.26	340,140	$31.79
Granted	26,430	61.74	22,497	65.59	23,007	41.45
Exercised	(35,360)	31.51	(22,878)	31.06	(65,555)	28.75
Forfeited	—	—	(1,180)	31.97	(220)	27.22
Expired	(7)	31.72	(13)	27.22	(1,456)	22.17
Outstanding at December 31	285,405	38.85	294,342	35.91	295,916	33.26
Exercisable at December 31	227,130	34.48	239,417	33.17	233,566	32.66
Weighted-average fair value of options granted during the year		$25.08		$26.44		$15.66

The aggregate intrinsic value of 285,405,  294,342, and 295,916 stock options outstanding at December 31, 2015, 2014, and 2013 was $9.4 million, $9.2 million, and $9.8 million, respectively. The aggregate intrinsic value of 227,130,  239,417, and 233,566 stock options exercisable at December 31, 2015, 2014, and 2013 was $8.5 million, $8.1 million, and $ 7.9 million, respectively. The aggregate intrinsic value of 35,360,  22,878, and 65,555 stock options exercised for the years ended December 31, 2015, 2014, and 2013 was $1.3 million, $724,000, and $1.8 million, respectively.

Information pertaining to options outstanding at December 31, 2015, is as follows:

			Options Outstanding				Options Exercisable
				Weighted					Weighted
				Average					Average
				Remaining		Weighted		Weighted	Remaining
Range of			Number	Contractual		Average	Number	Average	Contractual
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Exercise Price	Life
$26.01	-	$30.00	33,313	3.3	years	27.49	33,313	27.49
$30.01	-	$35.00	121,000	3.6	years	31.78	114,855	31.78
$35.01	-	$40.00	57,659	2.1	years	38.20	57,655	38.20
$40.01	-	$45.00	24,507	6.9	years	41.42	13,824	41.40
$45.01	-	$69.48	48,926	8.6	years	63.51	7,483	65.52
			285,405	4.4	years	38.85	227,130	34.48	3.4	years

The fair value of options is estimated at the date of grant using the Black‑ Scholes option pricing model and expensed over the options’ vesting periods. The following weighted‑average assumptions were used in valuing options issued:

	Year ended December 31,
	2015		2014				2013
Dividend yield	1.40%		1.27%				1.70%
Expected life	8.5	years	6	years			6	years
Expected volatility	40.9%		43.8%		-	44.7%	45.7%
Risk-free interest rate	1.79%		2.10%				1.02%

As of December 31, 2015, there was $845,000 of total unrecognized compensation cost related to non‑vested stock option grants under the plans. The cost is expected to be recognized over a weighted‑average period of 1.07 year as of December 31, 2015. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $386,000,  $413,000 and $402,000, respectively. Compensation expense of $483,000,  $394,000, and $419,000 was recorded in 2015, 2014, and 2013, respectively.

Restricted Stock

The Company from time‑to‑time also grants shares of restricted stock to key employees and non‑employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees typically cliff vest after four years. Grants to non‑employee directors typically vest within a 12-month period.

All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non‑vested shares. Prior to vesting of the shares, as long as employed by the Company, the key employees and non‑employee directors will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the recipient.

Non‑vested restricted stock for the year ended December 31, 2015 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1 2015	228,907	$37.44
Granted	45,605	70.86
Vested	(54,730)	36.56
Forfeited	(1,500)	49.46
Nonvested at December 31, 2015	218,282	44.56

The Company granted 45,605,  28,014, and 83,760 shares for the years ended December 31, 2015, 2014, and 2013, respectively. The weighted‑average‑ grant‑date fair value of restricted shares granted in 2015, 2014, and 2013 was $70.86,  $60.40, and $43.33, respectively. Compensation expense of $2.5 million, $2.3 million, and $2.2 million was recorded in 2015, 2014, and 2013, respectively.

The vesting schedule of these shares as of December 31, 2015 is as follows:

Shares
2016	70,568
2017	54,892
2018	36,720
2019	32,067
2020	5,832
Thereafter	18,203
218,282

As of December 31, 2015, there was $4.9 million of total unrecognized compensation cost related to non‑vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted‑average period of 2.05 years as of December 31, 2015. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $2.1 million, $1.2 million, and $759,000, respectively.

Restricted Stock Units

The Company from time‑to‑time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company. Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses on a straight‑line basis typically over three years based upon the probable performance target that will be met. For the year ended December 31, 2015, the Company accrued for 98.5% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the year ended December 31, 2015 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2015	79,308	$55.92
Granted	39,672	68.31
Vested	(38,218)	50.67
Forfeited	(973)	50.45
Nonvested at December 31, 2015	79,789	64.66

The Company granted 39,672,  37,802 and 43,820 shares for the year ended December 31, 2015, 2014 and 2013, respectively. The weighted‑average grant‑date fair value of restricted shares granted in 2015 was $68.31. Compensation expense of $2.8 million, $1.2 million, and $700,000 was recorded in 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $2.6 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted‑average period of 1.49 years as of December 31, 2015.

Employee Stock Purchase Plan

The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2017, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 116,000 shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter.

The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $48,000,  $44,000 and $41,000 in share‑based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 20—Stock Repurchase Program

In February 2004, the Company’s Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock.  This program does not have a formal expiration date and superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company repurchased 60,000 shares at a cost of $4.3 million during the year ended December 31, 2015.  The Company did not repurchase any shares during the years ended December 31, 2014 and 2013 under the stock repurchase program. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 21,046, 14,723, and 17,186 shares at a cost of $1.4 million, $917,000, and $933,000 in 2015, 2014, and 2013, respectively.

Note 21—Lease Commitments

The Company’s subsidiary was obligated at December 31, 2015, under certain noncancelable operating leases extending to the year 2038 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Year Ended December 31,
2016	5,152
2017	4,527
2018	3,849
2019	2,940
2020	2,525
Thereafter	13,158
$32,151

Total lease expense for the years ended December 31, 2015, 2014, and 2013 was $6.6 million, $6.2 million and $5.1 million, respectively.

Note 22—Contingent Liabilities

The Company has been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. The Company is also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions as well as banks from which assets were acquired and liabilities assumed in FDIC‑assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on the Company’s consolidated financial statements.

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2015, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 23—Related Party Transactions

During 2015 and 2014, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $23.6 million and $10.7 million at December 31, 2015 and 2014 respectively. During 2015, $16.3 million of new loans were made to this group while repayments of $3.5 million were received during the year. There were also certain individuals that were considered related parties in 2014 who were not considered related parties in 2015 due to retirement, change in job function, or other reasons. Related party deposits totaled approximately $20.4 million and $15.5 million at December 31, 2015 and 2014, respectively.

Note 24—Financial Instruments with Off‑Balance Sheet Risk

The Company’s subsidiary is a party to credit related financial instruments with off‑balance sheet risks in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such commitments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments express the extent of involvement the subsidiary has in particular classes of financial instruments.

The subsidiary’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on‑balance sheet instruments. At December 31, 2015 and 2014, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	December 31,
(Dollars in thousands)	2015	2014
Commitments to extend credit	$1,437,118	$1,259,653
Standby letters of credit and financial guarantees	17,392	17,404
	$1,454,510	$1,277,057

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Bank evaluates each customer’s credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees. Unfunded commitments under commercial lines‑of‑credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines‑of‑credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn to the extent to which the banking subsidiary is committed.

Standby Letters of Credit and Financial Guarantees

Standby letters of credit and financial guarantees are conditional commitments issued by the banking subsidiary to guarantee the performance of a customer to a third party. Those letters of credit and guarantees are primarily issued to support public and private borrowing arrangements. Essentially, all standby letters of credit have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities and derivative contracts are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write‑downs of individual assets.

FASB ASC 820 establishes a three‑tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market, or U.S. Treasury securities that are traded by dealers or brokers in active over‑the‑counter markets and money market funds. Level 2 securities include mortgage‑backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the fair market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are recurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

Typically non‑covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, both non‑covered and covered OREO are considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market, and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense, net of any FDIC indemnification proceeds in the case of covered OREO.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
Assets
Derivative financial instruments	$1,415	$—	$1,415	$—
Loans held for sale	41,649	—	41,649	—
Securities available for sale:
Government-sponsored entities debt	162,507	—	162,507	—
State and municipal obligations	131,364	—	131,364	—
Mortgage-backed securities	711,849	—	711,849	—
Corporate stocks	3,821	2,596	1,225	—
Total securities available for sale	1,009,541	2,596	1,006,945	—
Mortgage servicing rights	26,202	—	—	26,202
	$1,078,807	$2,596	$1,050,009	$26,202
Liabilities
Derivative financial instruments	$838	$—	$838	$—

December 31, 2014:
Assets
Derivative financial instruments	$2,148	$—	$2,148	$—
Loans held for sale	61,934	—	61,934	—
Securities available for sale:
Government-sponsored entities debt	148,197	—	148,197	—
State and municipal obligations	137,581	—	137,581	—
Mortgage-backed securities	517,946	—	517,946	—
Corporate stocks	3,042	2,817	225	—
Total securities available for sale	806,766	2,817	803,949	—
Mortgage servicing rights	21,601	—	—	21,601
	$892,449	$2,817	$868,031	$21,601
Liabilities
Derivative financial instruments	$1,341	$—	$1,341	$—

There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2015, and 2014.

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the year ended December 31, 2014.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2015	$21,601	$—
Servicing assets that resulted from transfers of financial assets	6,957	—
Changes in fair value due to valuation inputs or assumptions	1,015	—
Changes in fair value due to increased principal paydowns	(3,371)	—
Fair value , December 31, 2015	$26,202	$—

Fair value, January 1, 2014	$20,729	$—
Servicing assets that resulted from transfers of financial assets	4,871	—
Changes in fair value due to valuation inputs or assumptions	(1,618)	—
Changes in fair value due to increased principal paydowns	(2,381)	—
Fair value, December 31, 2014	$21,601	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at December 31, 2015 or 2014.

See Note 29 – Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
OREO	$30,554	$—	$—	$30,554
Non-acquired impaired loans	13,355	—	—	13,355
December 31, 2014:
OREO	$42,726	$—	$—	$42,726
Non-acquired impaired loans	12,612	—	—	12,612

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2015	2014
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	6%	6%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	16%	22%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Loans—For variable‑rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one‑to‑four family residential) and other consumer loans are estimated using discounted cash flow analyses based on the Company’s current rates offered for new loans of the same type, structure and credit quality. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered by the Company for loans with similar terms to borrowers of similar credit quality. Fair values for non‑performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

FDIC Indemnification Asset—The fair value is estimated based on discounted future cash flows using current discount rates which has been applied to the expected receipts from the FDIC (which are reduced from revised credit projections) and are less than the clawback estimate.

Deposit Liabilities—The fair values disclosed for demand deposits (e.g., interest and non‑interest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable‑rate, fixed‑term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed‑rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying amount of federal funds purchased, borrowings under repurchase agreements, and other short‑term borrowings maturing within ninety days approximate their fair values.

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees—The fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed‑rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2015
Financial assets:
Cash and cash equivalents	$695,794	$695,794	$695,794	$—	$—
Investment securities	1,027,748	1,028,157	11,489	1,016,668	—
Loans held for sale	41,649	41,649	—	41,649	—
Loans, net of allowance for loan losses	5,970,044	6,068,252	—	—	6,068,252
FDIC receivable for loss share agreements	4,401	(2,452)	—	—	(2,452)
Accrued interest receivable	17,083	17,083	—	3,883	13,200
Mortgage servicing rights	26,202	26,202	—	—	26,202
Other derivative financial instruments (mortgage banking related)	1,415	1,415	—	1,415	—
Financial liabilities:
Deposits	7,100,428	6,785,911	—	6,785,911	—
Federal funds purchased and securities sold under agreements to repurchase	288,231	288,231	—	288,231	—
Other borrowings	55,158	49,762	—	49,762	—
Accrued interest payable	2,190	2,190	—	2,190	—
Interest rate swap - cash flow hedge	718	718	—	718	—
Other derivative financial instruments (mortgage banking related)	120	120	—	120	—
Off balance sheet financial instruments:
Commitments to extend credit	—	23,927	—	23,927	—
Standby letters of credit and financial guarantees	—	—	—	—	—
December 31, 2014
Financial assets:
Cash and cash equivalents	$417,869	$417,869	$417,869	$—	$—
Investment securities	826,943	827,517	13,560	813,957	—
Loans held for sale	61,934	61,934	—	61,934	—
Loans, net of allowance for loan losses	5,680,688	5,743,111	—	—	5,743,111
FDIC receivable for loss share agreements	22,161	7,150	—	—	7,150
Accrued interest receivable	16,366	16,366	—	3,443	12,923
Mortgage servicing rights	21,601	21,601	—	—	21,601
Interest rate swap - non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	1,976	1,976	—	1,976	—
Financial liabilities:
Deposits	6,461,045	6,193,580	—	6,193,580	—
Federal funds purchased and securities sold under agreements to repurchase	221,541	221,541	—	221,541	—
Other borrowings	101,210	98,534	—	98,534	—
Accrued interest payable	4,311	4,311	—	4,311	—
Interest rate swap - cash flow hedge	856	856	—	856	—
Interest rate swap - non-designated hedge	172	172	—	172	—
Other derivative financial instruments (mortgage banking related)	313	313	—	313	—
Off balance sheet financial instruments:
Commitments to extend credit	—	27,554	—	27,554	—
Standby letters of credit and financial guarantees	—	—	—	—	—

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

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel IIII		Required - Basel IIII		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2015:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$711,577	11.84%	$270,432	4.50%	$420,762	7.00%	$390,624	6.50%
South State Bank (the Bank)	740,532	12.33%	270,354	4.50%	420,550	7.00%	390,511	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	763,590	12.71%	360,576	6.00%	510,817	8.50%	480,768	8.00%
South State Bank (the Bank)	740,532	12.33%	360,471	6.00%	510,668	8.50%	480,629	8.00%
Total capital to risk-weighted assets:
Consolidated	801,745	13.34%	480,768	8.00%	631,009	10.50%	600,961	10.00%
South State Bank (the Bank)	778,538	12.96%	480,629	8.00%	630,825	10.50%	600,786	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	763,590	9.31%	328,085	4.00%	328,085	4.00%	410,107	5.00%
South State Bank (the Bank)	740,532	9.03%	327,854	4.00%	327,854	4.00%	409,818	5.00%

The following table presents actual and required capital ratios as of December 31, 2014 under the regulatory capital rules then in effect.

					Required to be
			Minimum Capital		Consolidated Well
	Actual		Requirement		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Tier 1 capital to risk-weighted assets:
Consolidated	$713,371	13.62%	$209,491	4.00%	n/a	n/a
South State Bank (the Bank)	700,280	13.37%	209,438	4.00%	314,158	6.00%
Total capital to risk-weighted assets:
Consolidated	755,484	14.43%	418,982	8.00%	n/a	n/a
South State Bank (the Bank)	742,393	14.18%	418,877	8.00%	523,596	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	713,371	9.47%	301,363	4.00%	n/a	n/a
South State Bank (the Bank)	700,280	9.30%	301,162	4.00%	376,452	5.00%

As of December 31, 2015 and 2014, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 27—Condensed Financial Statements of Parent Company

Financial information pertaining only to South State Corporation is as follows:

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2015	2014
ASSETS
Cash	$21,592	$13,185
Investment securities available for sale	646	535
Investment in subsidiaries	1,090,719	1,072,796
Other assets	1,353	1,023
Total assets	$1,114,310	$1,087,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$54,926	$102,619
Shareholders’ equity	1,059,384	984,920
Total liabilities and shareholders’ equity	$1,114,310	$1,087,539

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Income:
Dividends from subsidiaries	$82,765	$89,922	$18,135
Operating income	38	583	223
Total income	82,803	90,505	18,358
Operating expenses	8,883	12,026	7,294
Income before income tax benefit and equity in undistributed earnings of subsidiaries	73,920	78,479	11,064
Applicable income tax benefit	2,975	3,628	2,360
Equity in undistributed earnings of subsidiary (excess distribution)	22,578	(6,670)	35,795
Net income	99,473	75,437	49,219
Preferred stock dividends	—	1,073	1,354
Net income available to common shareholders	$99,473	$74,364	$47,865

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$99,473	$75,437	$49,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355	339	264
Share-based compensation	5,803	3,908	3,322
Decrease (increase) in other assets	(296)	852	1,231
Decrease in other liabilities	(1,648)	(715)	(788)
Undistributed earnings of subsidiary	(22,578)	6,670	(35,795)
Net cash provided by operating activities	81,109	86,491	17,453
Cash flows from investing activities:
Proceeds from calls of other investment securities	1,392	—	—
Payments for investments in subsidiaries	(384)	—	—
Net cash outlay for acquisitions	—	—	2,557
Proceeds from business divestitures	—	—	520
Other, net	—	177	—
Net cash provided by investing activities	1,008	177	3,077
Cash flows from financing activities:
Repayment of other borrowings	(46,392)	—	—
Common stock issuance	908	826	781
Common stock repurchased	(5,631)	(917)	(933)
Preferred stock redeemed	—	(65,000)	—
Dividends paid on preferred stock	—	(1,073)	(1,354)
Dividends paid on common stock	(23,710)	(19,785)	(15,274)
Stock options exercised	1,115	709	1,885
Net cash used in financing activities	(73,710)	(85,240)	(14,895)
Net increase in cash and cash equivalents	8,407	1,428	5,635
Cash and cash equivalents at beginning of period	13,185	11,757	6,122
Cash and cash equivalents at end of period	$21,592	$13,185	$11,757

Note 28—Derivative Financial Instruments

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. The Company accounts for its interest rate swap that is classified as a cash flow hedge in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 25 to these financial statements.

The Company utilizes the interest rate swap agreement to essentially convert a portion of its variable‑rate debt to a fixed rate (cash flow hedge). For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

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

The Company recognized an after‑tax unrealized gain on its cash flow hedge in other comprehensive income for the year ended December 31, 2015 of $85,000, compared to a $36,000 gain for the year ended December 31, 2014. The Company recognized a $718,000 and an $856,000 cash flow hedge liability in other liabilities on the balance sheet at December 31, 2015 and 2014, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2015 and 2014.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark‑to‑market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2015 and 2014, respectively, the Company provided $750,000 and $1.1 million in collateral, which is included in cash and cash equivalents on the balance sheet as interest‑bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Mortgage Banking

The Company also has derivatives contracts that were classified as non‑designated. These derivatives contracts are a part of the Company’s risk management strategy for its mortgage banking activities. These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while when‑issued securities are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2015 and December 31, 2014, the Company had derivative financial instruments outstanding with notional amounts totaling $92.0 million and $ 102.0 million related to mortgage servicing rights, respectively. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a loss of $98,000 and a gain of $640,000, respectively.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

	December 31,
(Dollars in thousands)	2015	2014
Mortgage loan pipeline	$87,486	$67,201
Expected closures	65,615	50,760
Fair Value of mortgage loan pipeline commitments	1,415	1,335
Forward commitments	73,000	81,000
Fair value of forward commitments	(21)	(313)

Note 29—Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $2.6 billion and $2.3 billion at December 31, 2015 and 2014, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees earned by the Company during the year ended December 31, 2015 and 2014 was $6.3 million and $5.4 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At December 31, 2015 and 2014, MSRs were $26.2 million and $21.6 million, respectively, on the Company’s consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the years ended December 31, 2015 and 2014 were a gain of $1.0 million and a loss of $1.6 million respectively. Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Increase (decrease) in fair value of MSRs	$1,015	$(1,618)	$1,058
Decay of MSRs	(3,371)	(2,381)	(886)
Gains (losses) related to derivatives	751	3,872	(681)
Net effect on statements of income	$(1,605)	$(127)	$(509)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market‑based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

The characteristics and sensitivity analysis of the MSR are included in the following table.

	December 31,
(Dollars in thousands)	2015		2014
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.4%		99.2%
Adjustable-rate mortgage loans	0.6%		0.8%
Total	100.0%		100.0%
Weighted average life	7.05	years	6.30	years
Constant Prepayment rate (CPR)	9.6%		11.4%
Weighted average discount rate	9.8%		9.7%
Effect on fair value due to change in interest rates
25 basis point increase	$1,562		$1,365
50 basis point increase	2,950		2,555
25 basis point decrease	(1,866)		(1,562)
50 basis point decrease	(4,021)		(3,221)

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

Custodial escrow balances maintained in connection with the loan servicing were $10.7 million and $10.1 million at December 31, 2015 and 2014.

Mandatory cash forwards and whole loan sales were $843.0 million and $596.0 million for the years ended December 31, 2015 and 2014, of which $631.1 million and $462.0 million or 74.9% and 77.5% were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists of residential mortgage loans to be sold in the secondary market, was $41.6 million at December 31, 2015, compared with $61.9 million at December 31, 2014.

Note 30 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2015, tax credits and other tax benefits of $2.0 million and amortization of $1.6 million were recorded.  For the year ended December 31, 2014, the Company recorded tax credits and other tax benefits of $1.5 million and amortization of $1.3 million. At December 31, 2015 and 2014, the Company’s carrying value of QAHPs was $19.3 million and $13.4 million, respectively, with an original investment of $26.9 million.  The Company has $6.5 million and $7.9 million in remaining funding obligations related to these QAHPs recorded in liabilities at December 31, 2015 and 2014, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.