Form 10-Q
period 2016-03-31
SOUTH STATE Corp
filed 2016-05-06
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2016
Common Stock, $2.50 par value	24,183,479

South State Corporation and Subsidiary

March 31, 2016 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$183,170	$178,664	$149,620
Interest-bearing deposits with banks	250,229	218,883	315,206
Federal funds sold and securities purchased under agreements to resell	263,878	298,247	165,908
Total cash and cash equivalents	697,277	695,794	630,734
Investment securities:
Securities held to maturity (fair value of $8,280, $9,723 and $10,232, respectively)	7,920	9,314	9,659
Securities available for sale, at fair value	978,047	1,009,541	808,396
Other investments	9,539	8,893	9,031
Total investment securities	995,506	1,027,748	827,086
Loans held for sale	34,933	41,649	87,342
Loans:
Acquired credit impaired (covered of $93,836, $98,459 and $172,870, respectively; non-covered of $598,601, $635,411 and $693,634, respectively), net of allowance for loan losses	692,437	733,870	866,504
Acquired non-credit impaired (covered of $7,733, $8,047 and $8,591, respectively; non-covered of $991,505, $1,041,491 and $1,238,758, respectively)	999,238	1,049,538	1,247,349
Non-acquired	4,472,668	4,220,726	3,586,405
Less allowance for non-acquired loan losses	(35,115)	(34,090)	(33,538)
Loans, net	6,129,228	5,970,044	5,666,720
FDIC indemnification asset	2,091	4,401	16,713
Other real estate owned (covered of $4,222, $5,751 and $12,026, respectively; non-covered of $21,731, $24,803 and $24,070, respectively)	25,953	30,554	36,096
Premises and equipment, net	176,412	174,537	171,565
Bank owned life insurance	102,199	101,588	99,751
Deferred tax assets	32,045	37,827	40,629
Mortgage servicing rights	23,697	26,202	21,510
Core deposit and other intangibles	45,521	47,425	47,223
Goodwill	338,340	338,340	317,688
Other assets	67,555	61,239	58,525
Total assets	$8,670,757	$8,557,348	$8,021,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,020,632	$1,976,480	$1,757,302
Interest-bearing	5,141,316	5,123,948	4,876,355
Total deposits	7,161,948	7,100,428	6,633,657
Federal funds purchased and securities sold under agreements to repurchase	312,034	288,231	276,774
Other borrowings	55,210	55,158	55,003
Other liabilities	59,511	54,147	48,584
Total liabilities	7,588,703	7,497,964	7,014,018
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,177,833, 24,162,657 and 24,156,759 shares issued and outstanding, respectively	60,445	60,407	60,392
Surplus	701,462	703,929	702,648
Retained earnings	316,642	298,919	241,526
Accumulated other comprehensive income (loss)	3,505	(3,871)	2,998
Total shareholders’ equity	1,082,054	1,059,384	1,007,564
Total liabilities and shareholders’ equity	$8,670,757	$8,557,348	$8,021,582

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	March 31,
	2016	2015
Interest income:
Loans, including fees	$77,254	$78,848
Investment securities:
Taxable	4,793	3,661
Tax-exempt	1,016	1,078
Federal funds sold and securities purchased under agreements to resell	752	411
Total interest income	83,815	83,998
Interest expense:
Deposits	1,600	2,003
Federal funds purchased and securities sold under agreements to repurchase	144	96
Other borrowings	469	850
Total interest expense	2,213	2,949
Net interest income	81,602	81,049
Provision for loan losses	2,557	818
Net interest income after provision for loan losses	79,045	80,231
Noninterest income:
Fees on deposit accounts	20,125	16,492
Mortgage banking income	4,198	6,626
Trust and investment services income	4,785	4,934
Securities gains, net	122	—
Amortization of FDIC indemnification asset, net	(1,475)	(3,207)
Other	2,286	1,660
Total noninterest income	30,041	26,505
Noninterest expense:
Salaries and employee benefits	41,432	40,987
Net occupancy expense	5,359	5,237
Information services expense	5,034	3,958
Furniture and equipment expense	2,851	3,145
OREO expense and loan related	1,774	3,014
Bankcard expense	2,879	1,980
Amortization of intangibles	1,904	2,016
Supplies, printing and postage expense	1,808	1,612
Professional fees	1,329	1,409
FDIC assessment and other regulatory charges	1,144	1,184
Advertising and marketing	645	855
Branch and conversion related expense	958	—
Other	4,913	5,088
Total noninterest expense	72,030	70,485
Earnings:
Income before provision for income taxes	37,056	36,251
Provision for income taxes	12,562	12,325
Net income	$24,494	$23,926
Earnings per common share:
Basic	$1.02	$1.00
Diluted	$1.01	$0.99
Dividends per common share	$0.28	$0.23
Weighted average common shares outstanding:
Basic	23,969	23,943
Diluted	24,191	24,201

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	2016	2015
Net income	$24,494	$23,926
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during period	11,920	5,275
Tax effect	(4,545)	(2,012)
Reclassification adjustment for gains included in net income	(122)	—
Tax effect	46	—
Net of tax amount	7,299	3,263
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(152)	(121)
Tax effect	58	46
Reclassification adjustment for losses included in interest expense	73	76
Tax effect	(28)	(29)
Net of tax amount	(49)	(28)
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	204	226
Tax effect	(78)	(86)
Net of tax amount	126	140
Other comprehensive income, net of tax	7,376	3,375
Comprehensive income	$31,870	$27,301

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2016 and 2015

(Dollars in thousands, except for share data)

							Accumulated
							Other
							Comprehensive
	Preferred Stock		Common Stock			Retained	Income
	Shares	Amount	Shares	Amount	Surplus	Earnings	(Loss)	Total
Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920
Comprehensive income:
Net income	—	—	—	—	—	23,926	—	23,926
Other comprehensive income, net of tax effects	—	—	—	—	—	—	3,375	3,375
Total comprehensive income								27,301
Cash dividends declared on common stock at $0.23 per share	—	—	—	—	—	(5,556)	—	(5,556)
Stock options exercised	—	—	21,000	53	614	—	—	667
Restricted stock awards	—	—	907	2	(2)	—	—	—
Common stock repurchased	—	—	(15,850)	(40)	(941)	—	—	(981)
Share-based compensation expense	—	—	—	—	1,213	—	—	1,213
Balance, March 31, 2015	—	—	24,156,759	60,392	702,648	241,526	2,998	1,007,564
Balance, December 31, 2015	—	—	24,162,657	60,407	703,929	298,919	(3,871)	1,059,384
Comprehensive income:
Net income	—	—	—	—	—	24,494	—	24,494
Other comprehensive income, net of tax effects	—	—	—	—	—	—	7,376	7,376
Total comprehensive income								31,870
Cash dividends declared at $0.28 per share	—	—	—	—	—	(6,771)	—	(6,771)
Stock options exercised	—	—	18,348	46	569	—	—	615
Restricted stock awards	—	—	28,858	72	(72)	—	—	—
Stock issued pursuant to restricted stock units	—	—	35,903	90	(90)	—	—	—
Common stock repurchased - buyback plan			(32,900)	(82)	(2,048)			(2,130)
Common stock repurchased	—	—	(35,033)	(88)	(2,192)	—	—	(2,280)
Share-based compensation expense	—	—	—	—	1,366	—	—	1,366
Balance, March 31, 2016	—	$—	24,177,833	$60,445	$701,462	$316,642	$3,505	$1,082,054

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	2016	2015
Cash flows from operating activities:
Net income	$24,494	$23,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,142	5,353
Provision for loan losses	2,557	818
Deferred income taxes	1,235	(17)
Gain on sale of securities	(122)	—
Share-based compensation expense	1,366	1,213
Amortization of FDIC indemnification asset	1,475	3,207
Accretion of discount related to performing acquired loans	(1,584)	(1,600)
(Gain) Loss on disposals of premises and equipment	(2)	44
Gain on sale of OREO	(1,144)	(207)
Net amortization of premiums on investment securities	1,308	1,178
OREO write downs	2,798	2,215
Fair value adjustment for loans held for sale	122	—
Originations and purchases of mortgage loans for sale	(132,273)	(241,740)
Proceeds from mortgage loans sales	138,866	217,101
Net change in:
Accrued interest receivable	(947)	111
Prepaid assets	365	(243)
FDIC indemnification asset	835	2,241
Miscellaneous other assets	(7,958)	1,093
Accrued interest payable	(264)	(1,147)
Accrued income taxes	11,065	11,067
Miscellaneous other liabilities	(474)	(7,414)
Net cash provided by operating activities	46,860	17,199
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	137	—
Proceeds from maturities and calls of investment securities held to maturity	1,395	—
Proceeds from maturities and calls of investment securities available for sale	119,247	42,301
Proceeds from calls of other investment securities	—	1,392
Proceeds from sales of other investment securities	14	95
Purchases of investment securities available for sale	(77,279)	(39,836)
Purchases of other investment securities	(660)	—
Net (increase) decrease in loans	(164,432)	8,214
Purchases of premises and equipment	(5,784)	(3,264)
Proceeds from sale of OREO	7,222	11,158
Proceeds from sale of premises and equipment	—	25
Net cash provided by (used in) investing activities	(120,140)	20,085
Cash flows from financing activities:
Net increase in deposits	61,528	172,612
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	23,803	55,233
Repayment of other borrowings	(2)	(46,394)
Common stock repurchase	(4,410)	(981)
Dividends paid on common stock	(6,771)	(5,556)
Stock options exercised	615	667
Net cash provided by financing activities	74,763	175,581
Net increase in cash and cash equivalents	1,483	212,865
Cash and cash equivalents at beginning of period	695,794	417,869
Cash and cash equivalents at end of period	$697,277	$630,734
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$2,477	$4,098
Income taxes	$666	$1,670
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $2,151 and $2,423, respectively; and non-covered of $2,124 and $4,113, respectively)	$4,275	$6,536

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2016,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to "South State," the "Company" "we," "us," "our" or similar references mean South State Corporation and its consolidated subsidiaries.  References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, a South Carolina banking corporation.

Note 3 — Recent Accounting and Regulatory Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share –Based Payment Accounting; (“ASU 2016-09”).  ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  For public business entities, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016.  The Company is currently evaluating the provisions of ASU 2016-09 to determine the potential impact the new standard will have to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net); (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  The Company is currently evaluating the provisions of ASU 2016-08 in connection with the provisions of ASU 2014-09 to determine the potential impact the new standard will have to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting; (“ASU 2016-07”).  ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. For public business entities, the amendments in ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.  The Company is currently evaluating the provisions of ASU 2016-07 to determine the potential impact the new standard will have to the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”).  ASU 2016-05 requires an entity to discontinue a designated hedging relationship in certain circumstances, including termination of the derivative hedging instrument or if the entity wishes to change any of the critical terms of the hedging relationship. ASU 2016-05 amends Topic 815 to clarify that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship. For public business entities, the amendments in ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016.  An entity has an option to apply the amendments in ASU 2016-05 on either a prospective basis or a modified retrospective basis.  The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.  The Company is currently evaluating the provisions of ASU 2016-02 to determine the potential impact the new standard will have to the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For public business entities, the amendments in ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU 2016-01.  The Company is currently evaluating the provisions of ASU 2016-01 to determine the potential impact the new standard will have to the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). The update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. For public companies, this update became effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively. ASU 2015-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, expanding the guidance provided in ASU 2015-03 by permitting the presentation of costs associated with securing a revolving line of credit as an asset, regardless of whether or not the line of credit is funded. For public companies, both updates will be effective for interim and annual periods beginning after December 15, 2015, and are to be applied retrospectively. ASU 2015-03 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. ASU 2015-02 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-16”). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  ASU 2014-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. An entity may apply the standards (i) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. ASU 2014-12 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements. See Note 21–Repurchase Agreements for the disclosure required under the provisions of ASU 2014-11.

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

(c)— Adjustment reflects the recording of the core deposit intangible on the acquired core deposit accounts.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2016:
State and municipal obligations	$7,920	$360	$—	$8,280
December 31, 2015:
State and municipal obligations	$9,314	$409	$—	$9,723
March 31, 2015:
State and municipal obligations	$9,659	$573	$—	$10,232

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2016:
Government-sponsored entities debt*	$126,360	$96	$(143)	$126,313
State and municipal obligations	123,399	4,822	(78)	128,143
Mortgage-backed securities**	708,650	11,291	(111)	719,830
Corporate stocks	3,658	284	(181)	3,761
	$962,067	$16,493	$(513)	$978,047
December 31, 2015:
Government-sponsored entities debt*	$163,577	$39	$(1,109)	$162,507
State and municipal obligations	127,293	4,185	(114)	131,364
Mortgage-backed securities**	710,816	4,063	(3,030)	711,849
Corporate stocks	3,673	440	(292)	3,821
	$1,005,359	$8,727	$(4,545)	$1,009,541
March 31, 2015:
Government-sponsored entities debt*	$134,296	$384	$(477)	$134,203
State and municipal obligations	132,043	4,638	(165)	136,516
Mortgage-backed securities**	524,785	10,005	(366)	534,424
Corporate stocks	3,161	592	(500)	3,253
	$794,285	$15,619	$(1,508)	$808,396

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

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2016:
Federal Home Loan Bank stock	$7,897	$—	$—	$7,897
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,539	$—	$—	$9,539
December 31, 2015:
Federal Home Loan Bank stock	$7,251	$—	$—	$7,251
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$8,893	$—	$—	$8,893
March 31, 2015:
Federal Home Loan Bank stock	$7,389	$—	$—	$7,389
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,031	$—	$—	$9,031

The amortized cost and fair value of debt securities at March 31, 2016 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$7,572	$7,640
Due after one year through five years	4,911	5,147	102,627	103,316
Due after five years through ten years	3,009	3,133	186,731	191,612
Due after ten years	—	—	665,137	675,479
	$7,920	$8,280	$962,067	$978,047

Information pertaining to the Company’s securities with gross unrealized losses at March 31, 2016, December 31, 2015 and March 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2016:
Securities Available for Sale
Government-sponsored entities debt	$108	$36,611	$35	$9,956
State and municipal obligations	16	1,271	62	1,038
Mortgage-backed securities	23	15,480	88	8,575
Corporate stocks	—	—	181	1,562
	$147	$53,362	$366	$21,131
December 31, 2015:
Securities Available for Sale
Government-sponsored entities debt	$717	$88,224	$392	$17,598
State and municipal obligations	9	3,755	105	2,650
Mortgage-backed securities	2,600	347,380	430	23,772
Corporate stocks	—	—	292	1,450
	$3,326	$439,359	$1,219	$45,470
March 31, 2015:
Securities Available for Sale
Government-sponsored entities debt	$58	$19,933	$419	$32,555
State and municipal obligations	4	1,186	161	5,593
Mortgage-backed securities	29	18,299	337	23,040
Corporate stocks	—	—	500	1,730
	$91	$39,418	$1,417	$62,918

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of March 31, 2016 continue to perform as scheduled.  All equity securities available for sale in an unrealized loss position as of March 31, 2016 continue to pay dividends. As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2016. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$447,197	$401,979	$358,108
Commercial non-owner occupied	525,637	487,777	364,727
Total commercial non-owner occupied real estate	972,834	889,756	722,835
Consumer real estate:
Consumer owner occupied	1,060,554	1,018,984	854,283
Home equity loans	325,962	319,255	290,488
Total consumer real estate	1,386,516	1,338,239	1,144,771
Commercial owner occupied real estate	1,060,513	1,033,398	925,192
Commercial and industrial	553,527	503,808	407,990
Other income producing property	175,217	175,848	154,360
Consumer	247,502	233,104	195,451
Other loans	76,559	46,573	35,806
Total non-acquired loans	4,472,668	4,220,726	3,586,405
Less allowance for loan losses	(35,115)	(34,090)	(33,538)
Non-acquired loans, net	$4,437,553	$4,186,636	$3,552,867

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$13,024	$13,849	$19,598
Commercial non-owner occupied	36,530	40,103	44,772
Total commercial non-owner occupied real estate	49,554	53,952	64,370
Consumer real estate:
Consumer owner occupied	494,472	518,107	612,917
Home equity loans	184,388	190,968	221,535
Total consumer real estate	678,860	709,075	834,452
Commercial owner occupied real estate	37,356	39,220	56,167
Commercial and industrial	21,109	25,475	35,592
Other income producing property	49,123	51,169	61,415
Consumer	163,236	170,647	195,353
Total FASB ASC Topic 310-20 acquired loans	$999,238	$1,049,538	$1,247,349

The unamortized discounted related to the acquired non-credit impaired loans totaled $15.2 million, $16.8 million, and $21.9 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$12,445	$12,628	$15,477
Commercial real estate	237,393	255,430	302,592
Commercial real estate—construction and development	51,379	54,272	61,456
Residential real estate	298,537	313,319	368,633
Consumer	67,612	70,734	80,656
Commercial and industrial	28,948	31,193	42,343
Single pay	—	—	64
Total FASB ASC Topic 310-30 acquired loans	696,314	737,576	871,221
Less allowance for loan losses	(3,877)	(3,706)	(4,717)
FASB ASC Topic 310-30 acquired loans, net	$692,437	$733,870	$866,504

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of March 31, 2016, December 31, 2015 and March 31, 2015 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Contractual principal and interest	$912,010	$968,857	$1,173,550
Non-accretable difference	(26,833)	(29,743)	(85,300)
Cash flows expected to be collected	885,177	939,114	1,088,250
Accretable yield	(188,863)	(201,538)	(217,029)
Carrying value	$696,314	$737,576	$871,221
Allowance for acquired loan losses	$(3,877)	$(3,706)	$(4,717)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$733,870	$919,402
Net reductions for payments, foreclosures, and accretion	(41,262)	(55,546)
Change in the allowance for loan losses on acquired loans	(171)	2,648
Balance at end of period, net of allowance for loan losses on acquired loans	$692,437	$866,504

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$201,538	$306,826
Accretion	(20,310)	(25,692)
Reclass of nonaccretable difference due to improvement in expected cash flows	7,270	5,948
Other changes, net	365	(70,053)
Balance at end of period	$188,863	$217,029

In the first quarter of 2016, the accretable yield balance declined by $20.3 million as loan accretion (income) was recognized. This was partially offset by improved expected cash flows of $7.3 million.

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

In determining the acquisition date fair value of acquired credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable yield and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers and the probability of default that is determined based upon historical data at the loan level. All acquired loans managed by

Special Assets Management are reviewed quarterly and assigned a loss given default. Acquired loans not managed by Special Assets Management are reviewed twice a year in a similar method to the Company’s originated portfolio of loans which follow review thresholds based on risk rating categories. In the fourth quarter of 2015, the Company modified its methodology to a more granular approach in determining loss given default on substandard loans with a net book balance between $100,000 and $500,000 by adjusting the loss given default to 90% of the most current collateral valuation based on appraised value. Substandard loans greater than $500,000 were individually assigned loss given defaults each quarter. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended March 31, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(1,719)	(297)	—	(2,016)
Recoveries of loans previously charged off	764	91	—	855
Net charge-offs	(955)	(206)	—	(1,161)
Provision	1,980	206	371	2,557
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	1,980	206	371	2,557
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(177)	(177)
Balance at end of period	$35,115	$—	$3,877	$38,992
Three Months Ended March 31, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(996)	(1,811)	—	(2,807)
Recoveries of loans previously charged off	1,050	25	—	1,075
Net charge-offs	54	(1,786)	—	(1,732)
Provision (benefit)	(1,055)	1,786	66	797
Benefit attributable to FDIC loss share agreements	—	—	21	21
Total provision (benefit) for loan losses charged to operations	(1,055)	1,786	87	818
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)
Reduction due to loan removals	—	—	(2,714)	(2,714)
Balance at end of period	$33,538	$—	$4,717	$38,255

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance, December 31, 2015	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	—	—	(42)	—	(443)	(307)	—	(927)	—	(1,719)
Recoveries	165	16	7	81	88	48	4	355	—	764
Provision (benefit)	201	339	(127)	52	523	236	(165)	663	258	1,980
Balance, March 31, 2016	$4,482	$3,923	$8,179	$7,345	$3,097	$3,951	$1,802	$1,785	$551	$35,115
Loans individually evaluated for impairment	$843	$22	$148	$148	$79	$17	$414	$4	$24	$1,699
Loans collectively evaluated for impairment	$3,639	$3,901	$8,031	$7,197	$3,018	$3,934	$1,388	$1,781	$527	$33,416
Loans:
Loans individually evaluated for impairment	$6,271	$1,135	$7,701	$7,643	$3,182	$877	$5,394	$142	$846	$33,191
Loans collectively evaluated for impairment	440,926	524,502	1,052,812	1,052,911	322,780	552,650	169,823	247,360	75,713	4,439,477
Total non-acquired loans	$447,197	$525,637	$1,060,513	$1,060,554	$325,962	$553,527	$175,217	$247,502	$76,559	$4,472,668
Three Months Ended March 31, 2015
Allowance for loan losses:
Balance , December 31, 2014	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(45)	(11)	(6)	—	(86)	(139)	(2)	(707)	—	(996)
Recoveries	40	8	7	25	43	599	11	317	—	1,050
Provision (benefit)	(262)	(20)	(545)	150	(1)	(561)	(261)	445	—	(1,055)
Balance, March 31, 2015	$5,399	$3,131	$7,871	$7,041	$2,785	$3,460	$1,980	$1,422	$449	$33,538
Loans individually evaluated for impairment	$697	$35	$70	$123	$1	$16	$485	$2	$—	$1,429
Loans collectively evaluated for impairment	$4,702	$3,096	$7,801	$6,918	$2,784	$3,444	$1,495	$1,420	$449	$32,109
Loans:
Loans individually evaluated for impairment	$5,407	$3,765	$8,297	$7,093	$250	$906	$4,667	$63	$—	$30,448
Loans collectively evaluated for impairment	352,701	360,962	916,895	847,190	290,238	407,084	149,693	195,388	35,806	3,555,957
Total non-acquired loans	$358,108	$364,727	$925,192	$854,283	$290,488	$407,990	$154,360	$195,451	$35,806	$3,586,405

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(144)	(3)	—	(150)	(297)
Recoveries	1	—	—	3	85	1	—	1	91
Provision (benefit)	(1)	—	—	(3)	59	2	—	149	206
Balance, March 31, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	13,024	36,530	37,356	494,472	184,388	21,109	49,123	163,236	999,238
Total acquired non-credit impaired loans	$13,024	$36,530	$37,356	$494,472	$184,388	$21,109	$49,123	$163,236	$999,238
Three Months Ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(328)	(1,050)	(103)	(4)	(326)	(1,811)
Recoveries	1	—	—	5	3	5	1	10	25
Provision (benefit)	(1)	—	—	323	1,047	98	3	316	1,786
Balance, March 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	19,598	44,772	56,167	612,917	221,535	35,592	61,415	195,353	1,247,349
Total acquired non-credit impaired loans	$19,598	$44,772	$56,167	$612,917	$221,535	$35,592	$61,415	$195,353	$1,247,349

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	1	—	(15)	317	45	—	348
Benefit attributable to FDIC loss share agreements	—	—	—	23	—	—	—	23
Total provision for loan losses charged to operations	—	1	—	8	317	45	—	371
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	—	(11)	(23)	(108)	(24)	(11)	—	(177)
Balance, March 31, 2016	$—	$46	$154	$2,863	$606	$208	$—	$3,877
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$46	$154	$2,863	$606	$208	$—	$3,877
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	12,445	237,393	51,379	298,537	67,612	28,948	—	696,314
Total acquired credit impaired loans	$12,445	$237,393	$51,379	$298,537	$67,612	$28,948	$—	$696,314

Three Months Ended March 31, 2015
Allowance for loan losses:
Balance , December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	3	9	19	158	(122)	(1)	66
Benefit attributable to FDIC loss share agreements	—	—	—	—	(107)	127	1	21
Total provision for loan losses charged to operations	—	3	9	19	51	5	—	87
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	107	(127)	(1)	(21)
Reduction due to loan removals	(199)	(898)	55	(1,086)	(189)	(377)	(20)	(2,714)
Balance, March 31, 2015	$(64)	$549	$400	$3,320	$244	$219	$49	$4,717
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$(64)	$549	$400	$3,320	$244	$219	$49	$4,717
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	15,477	302,592	61,456	368,633	80,656	42,343	64	871,221
Total acquired credit impaired loans	$15,477	$302,592	$61,456	$368,633	$80,656	$42,343	$64	$871,221

*— The carrying value of acquired credit impaired loans includes a non accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$430,533	$382,167	$330,871	$507,432	$471,466	$344,435	$1,022,325	$994,442	$880,425
Special mention	10,496	13,633	16,621	16,013	13,912	15,522	27,310	29,478	30,547
Substandard	6,168	6,179	10,616	2,192	2,399	4,770	10,878	9,478	14,220
Doubtful	—	—	—	—	—	—	—	—	—
	$447,197	$401,979	$358,108	$525,637	$487,777	$364,727	$1,060,513	$1,033,398	$925,192

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$545,628	$497,572	$401,032	$159,766	$163,975	$139,821	$2,665,684	$2,509,622	$2,096,584
Special mention	6,285	4,472	5,405	10,729	8,047	9,977	70,833	69,542	78,072
Substandard	1,614	1,764	1,553	4,722	3,826	4,562	25,574	23,646	35,721
Doubtful	—	—	—	—	—	—	—	—	—
	$553,527	$503,808	$407,990	$175,217	$175,848	$154,360	$2,762,091	$2,602,810	$2,210,377

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$1,028,864	$984,780	$814,701	$311,541	$304,744	$274,727	$245,775	$231,294	$194,151
Special mention	17,489	17,777	21,431	7,908	8,171	9,336	744	771	842
Substandard	14,201	16,427	18,151	6,513	6,318	6,403	983	1,039	458
Doubtful	—	—	—	—	22	22	—	—	—
	$1,060,554	$1,018,984	$854,283	$325,962	$319,255	$290,488	$247,502	$233,104	$195,451

	Other			Consumer Total
	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015
Pass	$76,559	$46,573	$35,806	$1,662,739	$1,567,391	$1,319,385
Special mention	—	—	—	26,141	26,719	31,609
Substandard	—	—	—	21,697	23,784	25,012
Doubtful	—	—	—	—	22	22
	$76,559	$46,573	$35,806	$1,710,577	$1,617,916	$1,376,028

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Pass	$4,328,423	$4,077,013	$3,415,969
Special mention	96,974	96,261	109,681
Substandard	47,271	47,430	60,733
Doubtful	—	22	22
	$4,472,668	$4,220,726	$3,586,405

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$11,954	$12,935	$18,703	$30,212	$33,485	$37,903	$36,817	$38,623	$55,093
Special mention	208	109	122	381	637	184	320	377	329
Substandard	862	805	773	5,937	5,981	6,685	219	220	745
Doubtful	—	—	—	—	—	—	—	—	—
	$13,024	$13,849	$19,598	$36,530	$40,103	$44,772	$37,356	$39,220	$56,167

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$20,203	$24,621	$34,482	$47,938	$49,783	$59,990	$147,124	$159,447	$206,171
Special mention	151	166	406	426	592	445	1,486	1,881	1,486
Substandard	755	688	704	759	794	980	8,532	8,488	9,887
Doubtful	—	—	—	—	—	—	—	—	—
	$21,109	$25,475	$35,592	$49,123	$51,169	$61,415	$157,142	$169,816	$217,544

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$491,423	$514,817	$605,813	$173,764	$180,472	$207,419	$160,247	$167,399	$192,309
Special mention	418	557	1,544	4,010	4,202	6,353	609	729	596
Substandard	2,631	2,733	5,560	6,614	6,294	7,763	2,380	2,519	2,448
Doubtful	—	—	—	—	—	—	—	—	—
	$494,472	$518,107	$612,917	$184,388	$190,968	$221,535	$163,236	$170,647	$195,353

	Consumer Total
	March 31,	December 31,	March 31,
	2016	2015	2015
Pass	$825,434	$862,688	$1,005,541
Special mention	5,037	5,488	8,493
Substandard	11,625	11,546	15,771
Doubtful	—	—	—
	$842,096	$879,722	$1,029,805

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Pass	$972,558	$1,022,135	$1,211,712
Special mention	6,523	7,369	9,979
Substandard	20,157	20,034	25,658
Doubtful	—	—	—
	$999,238	$1,049,538	$1,247,349

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 21):

	Commercial Loans Greater						Commercial Real Estate—
	Than or Equal to						Construction and
	$1 million-CBT			Commercial Real Estate			Development
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$11,065	$11,238	$11,175	$169,991	$177,656	$196,116	$24,856	$26,308	$26,468
Special mention	1,016	1,018	1,040	32,536	37,607	35,154	13,856	14,532	13,723
Substandard	364	372	3,262	34,866	40,167	71,322	12,580	13,432	21,265
Doubtful	—	—	—	—	—	—	87	—	—
	$12,445	$12,628	$15,477	$237,393	$255,430	$302,592	$51,379	$54,272	$61,456

	Residential Real Estate			Consumer			Commercial & Industrial
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$157,534	$166,309	$179,855	$10,228	$10,703	$6,417	$20,422	$22,358	$23,703
Special mention	60,922	63,341	71,798	22,417	23,331	27,897	2,561	2,549	5,328
Substandard	80,081	83,669	116,980	34,967	36,700	46,342	5,965	6,286	13,312
Doubtful	—	—	—	—	—	—	—	—	—
	$298,537	$313,319	$368,633	$67,612	$70,734	$80,656	$28,948	$31,193	$42,343

				Total Acquired
	Single Pay			Credit Impaired Loans
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2016	2015	2015
Pass	$—	$—	$48	$394,096	$414,572	$443,782
Special mention	—	—	—	133,308	142,378	154,940
Substandard	—	—	16	168,823	180,626	272,499
Doubtful	—	—	—	87	—	—
	$—	$—	$64	$696,314	$737,576	$871,221

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2016
Commercial real estate:
Construction and land development	$476	$213	$995	$1,684	$445,513	$447,197
Commercial non-owner occupied	45	27	137	209	525,428	525,637
Commercial owner occupied	1,153	738	1,255	3,146	1,057,367	1,060,513
Consumer real estate:
Consumer owner occupied	1,649	677	2,978	5,304	1,055,250	1,060,554
Home equity loans	943	77	939	1,959	324,003	325,962
Commercial and industrial	618	149	562	1,329	552,198	553,527
Other income producing property	95	348	276	719	174,498	175,217
Consumer	328	94	249	671	246,831	247,502
Other loans	—	—	—	—	76,559	76,559
	$5,307	$2,323	$7,391	$15,021	$4,457,647	$4,472,668
December 31, 2015
Commercial real estate:
Construction and land development	$323	$136	$915	$1,374	$400,605	$401,979
Commercial non-owner occupied	867	—	184	1,051	486,726	487,777
Commercial owner occupied	1,269	608	1,530	3,407	1,029,991	1,033,398
Consumer real estate:
Consumer owner occupied	1,503	308	3,149	4,960	1,014,024	1,018,984
Home equity loans	899	1,046	598	2,543	316,712	319,255
Commercial and industrial	173	166	234	573	503,235	503,808
Other income producing property	241	207	275	723	175,125	175,848
Consumer	351	136	395	882	232,222	233,104
Other loans	48	43	64	155	46,418	46,573
	$5,674	$2,650	$7,344	$15,668	$4,205,058	$4,220,726
March 31, 2015
Commercial real estate:
Construction and land development	$855	$261	$964	$2,080	$356,028	$358,108
Commercial non-owner occupied	105	110	1,680	1,895	362,832	364,727
Commercial owner occupied	2,211	626	4,536	7,373	917,819	925,192
Consumer real estate:
Consumer owner occupied	1,157	981	3,268	5,406	848,877	854,283
Home equity loans	1,126	101	601	1,828	288,660	290,488
Commercial and industrial	203	170	454	827	407,163	407,990
Other income producing property	54	308	988	1,350	153,010	154,360
Consumer	381	135	153	669	194,782	195,451
Other loans	60	40	36	136	35,670	35,806
	$6,152	$2,732	$12,680	$21,564	$3,564,841	$3,586,405

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2016
Commercial real estate:
Construction and land development	$44	$39	$21	$104	$12,920	$13,024
Commercial non-owner occupied	30	—	—	30	36,500	36,530
Commercial owner occupied	—	—	219	219	37,137	37,356
Consumer real estate:
Consumer owner occupied	23	234	390	647	493,825	494,472
Home equity loans	1,071	255	635	1,961	182,427	184,388
Commercial and industrial	4	—	—	4	21,105	21,109
Other income producing property	37	—	—	37	49,086	49,123
Consumer	289	85	676	1,050	162,186	163,236
	$1,498	$613	$1,941	$4,052	$995,186	$999,238
December 31, 2015
Commercial real estate:
Construction and land development	$—	$21	$48	$69	$13,780	$13,849
Commercial non-owner occupied	—	—	—	—	40,103	40,103
Commercial owner occupied	120	176	44	340	38,880	39,220
Consumer real estate:
Consumer owner occupied	694	4	688	1,386	516,721	518,107
Home equity loans	897	412	482	1,791	189,177	190,968
Commercial and industrial	1	1	5	7	25,468	25,475
Other income producing property	—	—	7	7	51,162	51,169
Consumer	257	270	797	1,324	169,323	170,647
	$1,969	$884	$2,071	$4,924	$1,044,614	$1,049,538
March 31, 2015
Commercial real estate:
Construction and land development	$—	$—	$—	$—	$19,598	$19,598
Commercial non-owner occupied	—	—	—	—	44,772	44,772
Commercial owner occupied	49	—	38	87	56,080	56,167
Consumer real estate:
Consumer owner occupied	107	328	3,311	3,746	609,171	612,917
Home equity loans	570	525	1,042	2,137	219,398	221,535
Commercial and industrial	6	—	221	227	35,365	35,592
Other income producing property	77	—	89	166	61,249	61,415
Consumer	289	211	561	1,061	194,292	195,353
	$1,098	$1,064	$5,262	$7,424	$1,239,925	$1,247,349

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,445	$12,445
Commercial real estate	2,206	715	4,024	6,945	230,448	237,393
Commercial real estate—construction and development	285	140	1,520	1,945	49,434	51,379
Residential real estate	2,572	956	7,550	11,078	287,459	298,537
Consumer	1,380	170	1,925	3,475	64,137	67,612
Commercial and industrial	244	60	878	1,182	27,766	28,948
Single pay	—	—	—	—	—	—
	$6,687	$2,041	$15,897	$24,625	$671,689	$696,314
December 31, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,628	$12,628
Commercial real estate	1,118	426	5,624	7,168	248,262	255,430
Commercial real estate—construction and development	784	367	2,162	3,313	50,959	54,272
Residential real estate	4,705	1,155	8,095	13,955	299,364	313,319
Consumer	1,756	380	2,085	4,221	66,513	70,734
Commercial and industrial	272	137	846	1,255	29,938	31,193
Single pay	—	—	—	—	—	—
	$8,635	$2,465	$18,812	$29,912	$707,664	$737,576
March 31, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$2,659	$2,659	$12,818	$15,477
Commercial real estate	6,548	1,069	14,522	22,139	280,453	302,592
Commercial real estate—construction and development	136	196	6,363	6,695	54,761	61,456
Residential real estate	4,737	3,747	14,113	22,597	346,036	368,633
Consumer	1,174	286	2,178	3,638	77,018	80,656
Commercial and industrial	714	193	4,997	5,904	36,439	42,343
Single pay	—	—	—	—	64	64
	$13,309	$5,491	$44,832	$63,632	$807,589	$871,221

The following is a summary of information pertaining to impaired non-acquired and acquired loans accounted for under FASB ASC Topic 310-20:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
March 31, 2016
Commercial real estate:
Construction and land development	$11,414	$988	$5,283	$6,271	$843
Commercial non-owner occupied	2,757	349	786	1,135	22
Commercial owner occupied	11,316	4,004	3,697	7,701	148
Consumer real estate:
Consumer owner occupied	9,463	2,891	4,752	7,643	148
Home equity loans	3,835	344	2,838	3,182	79
Commercial and industrial	2,181	259	618	877	17
Other income producing property	6,270	496	4,898	5,394	414
Consumer	338	—	142	142	4
Other loans	1,061	—	846	846	24
Total	$48,635	$9,331	$23,860	$33,191	$1,699
December 31, 2015
Commercial real estate:
Construction and land development	$9,931	$1,004	$5,276	$6,280	$615
Commercial non-owner occupied	2,909	233	1,219	1,452	34
Commercial owner occupied	11,516	4,134	3,591	7,725	101
Consumer real estate:
Consumer owner occupied	9,001	3,505	4,044	7,549	138
Home equity loans	483	186	123	309	3
Commercial and industrial	2,641	273	1,214	1,487	279
Other income producing property	5,763	112	4,779	4,891	422
Consumer	155	—	102	102	3
Other loans	611	—	423	423	12
Total	$43,010	$9,447	$20,771	$30,218	$1,607
March 31, 2015
Commercial real estate:
Construction and land development	$8,074	$1,577	$3,830	$5,407	$697
Commercial non-owner occupied	5,131	2,509	1,256	3,765	35
Commercial owner occupied	11,406	5,136	3,161	8,297	70
Consumer real estate:
Consumer owner occupied	8,026	4,505	2,588	7,093	123
Home equity loans	349	199	51	250	1
Commercial and industrial	1,644	323	583	906	16
Other income producing property	5,473	124	4,543	4,667	485
Consumer	107	—	63	63	2
Total	$40,210	$14,373	$16,075	$30,448	$1,429

Acquired credit impaired loans are accounted for in pools as shown on page 16 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired loans, non-acquired and acquired loans accounted for under FASB ASC Topic 310-20, and interest income recognized on these loans:

	Three Months Ended March 31,
	2016		2015
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$6,276	$49	$5,129	$24
Commercial non-owner occupied	1,293	15	3,688	12
Commercial owner occupied	7,713	74	8,729	32
Consumer real estate:
Consumer owner occupied	7,596	46	5,029	28
Home equity loans	1,746	26	140	2
Commercial and industrial	1,182	6	907	7
Other income producing property	5,143	62	5,082	36
Consumer	122	1	62	1
Other loans	634	2	—	—
Total Impaired Loans	$31,705	$281	$28,766	$142

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Commercial non-owner occupied real estate:
Construction and land development	$1,297	$1,090	$2,474
Commercial non-owner occupied	137	184	2,193
Total commercial non-owner occupied real estate	1,434	1,274	4,667
Consumer real estate:
Consumer owner occupied	7,505	7,766	6,877
Home equity loans	2,086	1,769	1,328
Total consumer real estate	9,591	9,535	8,205
Commercial owner occupied real estate	2,452	3,056	2,721
Commercial and industrial	610	515	513
Other income producing property	1,116	746	1,068
Consumer	786	659	317
Restructured loans	3,058	2,662	9,879
Total loans on nonaccrual status	$19,047	$18,447	$27,370

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Commercial non-owner occupied real estate:
Construction and land development	$102	$37	$—
Commercial non-owner occupied	—	—	627
Total commercial non-owner occupied real estate	102	37	627
Consumer real estate:
Consumer owner occupied	852	976	3,610
Home equity loans	1,279	1,103	1,411
Total consumer real estate	2,131	2,079	5,021
Commercial owner occupied real estate	219	44	38
Commercial and industrial	2	1	225
Other income producing property	157	168	308
Consumer	1,340	1,435	1,061
Total loans on nonaccrual status	$3,951	$3,764	$7,280

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed by the Bank to determine if a troubled debt restructuring (“TDR” or “restructured loan”) has occurred.  The Bank designates loan modifications as TDRs when it grants a concession to a borrower that it would not otherwise consider due to the borrower experience financial difficulty (FASB ASC Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the three months ended March 31, 2016 and 2015, the Company’s TDR’s were not material.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$4,401	$22,161
Decrease in expected losses on loans	(23)	(21)
Additional recoveries on OREO	(1,736)	(1,240)
Reimbursable expenses	71	348
Amortization of discounts and premiums, net	(1,475)	(3,207)
Payments to (from) FDIC	853	(1,328)
Balance at end of period	$2,091	$16,713

The FDIC indemnification asset is measured separately from the related covered assets.  At March 31, 2016, the projected cash flows related to the FDIC indemnification asset for losses on assets acquired were approximately $7.9 million less than the current carrying value.  This amount is being recognized as amortization (in non-interest income) over the shorter of the underlying asset’s remaining life or remaining term of the loss share agreements.

Included in the FDIC indemnification asset is an expected “true up” with the FDIC related to both the BankMeridian and Plantation acquisitions.  This amount is determined each reporting period and at March 31, 2016 was estimated to be approximately $4.2 million related to the BankMeridian acquisition at the end of the loss share agreement (July 2021) and $3.6 million related to the Plantation acquisition at the end of the loss share agreement (April 2017), as compared to $4.1 million and $3.1 million at March 31, 2015, respectively.  The actual payment to the FDIC will be determined at the end of the loss sharing agreement term for each of the five FDIC-assisted acquisitions and is based on the negative bid, expected losses, intrinsic loss estimate, and assets covered under loss share.  There was no true up expected from the CBT, Cape Fear, or Habersham FDIC-assisted transactions as of March 31, 2016.

Effective March 31, 2015, the Commercial Shared-Loss Agreement with the FDIC for CBT expired and losses on assets covered under this agreement are no longer claimable after filing the first quarter of 2015 commercial loss share certificate. The carrying value of commercial loans and OREO no longer covered under the CBT loss share agreement as of April 1, 2015 totaled $49.0 million and $2.2 million, respectively.  These assets were transferred from the balance of loans and OREO classified as covered to non-covered. Effective March 31, 2016, the Commercial Shared-Loss Agreement with the FDIC for Habersham expired and losses on assets covered under this agreement are no longer claimable after filing the first quarter of 2016 commercial loss share certificate. The carrying value of commercial loans and OREO no longer covered under the Habersham loss share agreement as of April 1, 2016 totaled $13.1 million and $1.8 million, respectively.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Three Months Ended March 31,
	2016			2015
		Covered			Covered
(Dollars in thousands)	OREO	OREO	Total	OREO	OREO	Total
Beginning balance	$24,803	$5,751	$30,554	$26,499	$16,227	$42,726
Additions	2,124	2,151	4,275	4,113	2,423	6,536
Writedowns	(667)	(2,131)	(2,798)	(813)	(1,402)	(2,215)
Sold	(4,529)	(1,549)	(6,078)	(5,729)	(5,222)	(10,951)
Ending Balance	$21,731	$4,222	$25,953	$24,070	$12,026	$36,096

The covered OREO above is covered pursuant to the FDIC loss share agreements and is presented net of the related fair value discount.  At March 31, 2016, there were 132 properties included in OREO, with 115 uncovered and 17 covered by loss share agreements with the FDIC.  At March 31, 2015, there were 178 properties included in OREO, with 123 uncovered and 55 covered by loss share agreements with the FDIC. At March 31, 2016, the Company had $3.4 million in residential real estate included in OREO and $7.5 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Certificates of deposit	$1,033,109	$1,092,750	$1,187,908
Interest-bearing demand deposits	3,338,433	3,293,942	3,009,005
Non-interest bearing demand deposits	2,020,632	1,976,480	1,757,302
Savings deposits	766,752	735,961	677,056
Other time deposits	3,022	1,295	2,386
Total deposits	$7,161,948	$7,100,428	$6,633,657

At March 31, 2016, December 31, 2015, and March 31, 2015, the Company had $109.5 million, $114.9 million, and $143.3 million in certificates of deposits of $250,000 and greater, respectively.  At March 31, 2016, December 31, 2015, and March 31, 2015, the Company had $12.4 million, $18.9 million and $19.9 million, in traditional, out-of-market brokered deposits, respectively.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2016.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Interest cost	$(283)	$(254)
Expected return on plan assets	534	518
Recognized net actuarial loss	(204)	(226)
Net periodic pension benefit (expense)	$47	$38

The Company did not contribute to the pension plan for the three months ended March 31, 2016, and does not expect to make any additional contributions during the remainder of 2016.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Effective January 1, 2015, employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s 2015 financial goals and payable the first quarter of 2016. The Company expensed $1.3 million for the 401(k) plan during both the three months ended March 31, 2016 and 2015.

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

Note 11 — Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period, excluding non-vested shares.  The Company’s diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted shares.  The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(Dollars and shares in thousands, except for per share amounts)	2016	2015
Basic earnings per common share:
Net income	$24,494	$23,926
Weighted-average basic common shares	23,969	23,943
Basic earnings per common share	$1.02	$1.00
Diluted earnings per share:
Net income	$24,494	$23,926
Weighted-average basic common shares	23,969	23,943
Effect of dilutive securities	222	258
Weighted-average dilutive shares	24,191	24,201
Diluted earnings per common share	$1.01	$0.99

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016			2015
Number of shares			74,609			48,927
Range of exercise prices	$61.42	to	$69.48	$61.42	to	$66.32

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

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life (Yrs.)	Value(000's)
Outstanding at January 1	285,405	$38.85
Granted	25,682	63.79
Exercised	(18,348)	33.50
Outstanding at March 31	292,739	41.37	4.90	$6,739
Exercisable at March 31	231,962	36.11	3.86	$6,545
Weighted-average fair value of options granted during the year	$ 25.19

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three months ended March 31,
	2016		2015
Dividend yield	1.60%		1.40%
Expected life	8.5	years	8.5	years
Expected volatility	40.6%		40.9%
Risk-free interest rate	1.90%		1.79%

As of March 31, 2016, there was $1.4 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.85 years as of March 31, 2016.  The total fair value of shares vested during the three months ended March 31, 2016 was $455,000.

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

Nonvested restricted stock for the three months ended March 31, 2016 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1 2016	218,282	$44.56
Granted	29,558	65.91
Vested	(50,490)	36.62
Forfeited	(700)	47.18
Nonvested at March 31, 2016	196,650	49.80

As of March 31, 2016, there was $6.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.68 years as of March 31, 2016.  The total fair value of shares vested during the three months ended March 31, 2016 was $2.0 million.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Performance RSU grants contain a three year performance period. The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over three years based upon the probable performance target that will be met. For the three months ended March 31, 2016, the Company accrued for 97% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the three months ended March 31, 2016 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2016	79,789	$64.66
Granted	44,599	65.86
Nonvested at March 31, 2016	124,388	65.09

As of March 31, 2016, there was $4.9 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.78 years as of March 31, 2016.  The total fair value of RSUs vested during the three months ended March 31, 2016 was $1.8 million.  On January 21, 2016, there were 35,903 vested restricted stock units issued to the participants in the 2013 Long-Term Incentive Plan.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2016, commitments to extend credit and standby letters of credit totaled $1.6 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2016, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016:
Assets
Derivative financial instruments	$3,439	$—	$3,439	$—
Loans held for sale	34,933	—	34,933	—
Securities available for sale:
Government-sponsored entities debt	126,313	—	126,313	—
State and municipal obligations	128,143	—	128,143	—
Mortgage-backed securities	719,830	—	719,830	—
Corporate stocks	3,761	2,536	1,225	—
Total securities available for sale	978,047	2,536	975,511	—
Mortgage servicing rights	23,697	—	—	23,697
	$1,040,116	$2,536	$1,013,883	$23,697
Liabilities
Derivative financial instruments	$1,408	$—	$1,408	$—

December 31, 2015:
Assets
Derivative financial instruments	$1,415	$—	$1,415	$—
Loans held for sale	41,649	—	41,649	—
Securities available for sale:
Government-sponsored entities debt	162,507	—	162,507	—
State and municipal obligations	131,364	—	131,364	—
Mortgage-backed securities	711,849	—	711,849	—
Corporate stocks	3,821	2,596	1,225	—
Total securities available for sale	1,009,541	2,596	1,006,945	—
Mortgage servicing rights	26,202	—	—	26,202
	$1,078,807	$2,596	$1,050,009	$26,202
Liabilities
Derivative financial instruments	$838	$—	$838	$—
March 31, 2015:
Assets
Derivative financial instruments	$3,160	$—	$3,160	$—
Loans held for sale	87,342	—	87,342	—
Securities available for sale:
Government-sponsored entities debt	$134,203	$—	$134,203	$—
State and municipal obligations	136,516	—	136,516	—
Mortgage-backed securities	534,424	—	534,424	—
Corporate stocks	3,253	3,028	225	—
Total securities available for sale	808,396	3,028	805,368	—
Mortgage servicing rights	21,510	—	—	21,510
	$920,408	$3,028	$895,870	$21,510
Liabilities
Derivative financial instruments	$1,608	$—	$1,608	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2016.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2016 and 2015 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2016	$26,202	$—
Servicing assets that resulted from transfers of financial assets	881	—
Changes in fair value due to valuation inputs or assumptions	(2,606)	—
Changes in fair value due to increased principal paydowns	(780)	—
Fair value , March 31, 2016	$23,697	$—

Fair value, January 1, 2015	$21,601	$—
Servicing assets that resulted from transfers of financial assets	1,582	—
Changes in fair value due to valuation inputs or assumptions	(836)	—
Changes in fair value due to increased principal paydowns	(837)	—
Fair value, March 31, 2015	$21,510	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2016 or 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016:
OREO	$25,953	$—	$—	$25,953
Non-acquired impaired loans	2,173	—	—	2,173
December 31, 2015:
OREO	$30,554	$—	$—	$30,554
Non-acquired impaired loans	13,355	—	—	13,355
March 31, 2015:
OREO	$36,096	$—	$—	$36,096
Non-acquired impaired loans	6,636	—	—	6,636

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			March 31,	December 31,	March 31,
	Valuation Technique	Unobservable Input	2016	2015	2015
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	5%	6%	5%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	20%	16%	18%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016, December 31, 2015 and March 31, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2016
Financial assets:
Cash and cash equivalents	$697,277	$697,277	$697,277	$—	$—
Investment securities	995,506	995,866	12,075	983,791	—
Loans held for sale	34,933	34,933	—	34,933	—
Loans, net of allowance for loan losses	6,129,228	6,257,082	—	—	6,257,082
FDIC receivable for loss share agreements	2,091	(4,224)	—	—	(4,224)
Accrued interest receivable	18,023	18,023	—	3,964	14,059
Mortgage servicing rights	23,697	23,697	—	—	23,697
Other derivative financial instruments (mortgage banking related)	3,439	3,439	—	3,439	—
Financial liabilities:
Deposits	7,161,948	6,950,947	—	6,950,947	—
Federal funds purchased and securities sold under agreements to repurchase	312,034	312,034	—	312,034	—
Other borrowings	55,210	49,230	—	49,230	—
Accrued interest payable	1,926	1,926	—	1,926	—
Interest rate swap - cash flow hedge	797	797	—	797	—
Other derivative financial instruments (mortgage banking related)	611	611	—	611	—
Off balance sheet financial instruments:
Commitments to extend credit	—	33,260	—	33,260	—
Standby letters of credit and financial guarantees	—	—	—	—	—
December 31, 2015
Financial assets:
Cash and cash equivalents	$695,794	$695,794	$695,794	$—	$—
Investment securities	1,027,748	1,028,157	11,489	1,016,668	—
Loans held for sale	41,649	41,649	—	41,649	—
Loans, net of allowance for loan losses	5,970,044	6,068,252	—	—	6,068,252
FDIC receivable for loss share agreements	4,401	(2,452)	—	—	(2,452)
Accrued interest receivable	17,083	17,083	—	3,883	13,200
Mortgage servicing rights	26,202	26,202	—	—	26,202
Other derivative financial instruments (mortgage banking related)	1,415	1,415	—	1,415	—
Financial liabilities:
Deposits	7,100,428	6,785,911	—	6,785,911	—
Federal funds purchased and securities sold under agreements to repurchase	288,231	288,231	—	288,231	—
Other borrowings	55,158	49,762	—	49,762	—
Accrued interest payable	2,190	2,190	—	2,190	—
Interest rate swap - cash flow hedge	718	718	—	718	—
Other derivative financial instruments (mortgage banking related)	120	120	—	120	—
Off balance sheet financial instruments:
Commitments to extend credit	—	23,927	—	23,927	—
Standby letters of credit and financial guarantees	—	—	—	—	—
March 31, 2015
Financial assets:
Cash and cash equivalents	$630,734	$630,734	$630,734	$—	$—
Investment securities	827,086	827,659	12,284	815,375	—
Loans held for sale	87,342	87,342	—	87,342	—
Loans, net of allowance for loan losses	5,666,720	5,747,502	—	—	5,747,502
FDIC receivable for loss share agreements	16,713	6,646	—	—	6,646
Accrued interest receivable	16,255	16,255	—	3,637	12,618
Mortgage servicing rights	21,510	21,510	—	—	21,510
Interest rate swap - non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	2,982	2,982	—	2,982	—
Financial liabilities:
Deposits	6,633,657	6,381,486	—	6,381,486	—
Federal funds purchased and securities sold under agreements to repurchase	276,774	276,774	—	276,774	—
Other borrowings	55,003	51,623	—	51,623	—
Accrued interest payable	3,163	3,163	—	3,163	—
Interest rate swap - cash flow hedge	900	900	—	900	—
Interest rate swap - non-designated hedge	178	178	—	178	—
Other derivative financial instruments (mortgage banking related)	530	530	—	530	—
Off balance sheet financial instruments:
Commitments to extend credit	—	18,005	—	18,005	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended March 31, 2016
Balance at December 31, 2015	$(6,015)	$2,588	$(444)	$(3,871)
Other comprehensive income (loss) before reclassifications	—	7,375	(94)	7,281
Amounts reclassified from accumulated other comprehensive income (loss)	126	(76)	45	95
Net comprehensive income (loss)	126	7,299	(49)	7,376
Balance at March 31, 2016	$(5,889)	$9,887	$(493)	$3,505

Three Months Ended March 31, 2015
Balance at December 31, 2014	$(5,315)	$5,467	$(529)	$(377)
Other comprehensive income (loss) before reclassifications	—	3,263	(75)	3,188
Amounts reclassified from accumulated other comprehensive income (loss)	140	—	47	187
Net comprehensive income (loss)	140	3,263	(28)	3,375
Balance at March 31, 2015	$(5,175)	$8,730	$(557)	$2,998

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)

(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	2016	2015	Income Statement Line Item Affected
(Gains) losses on cash flow hedges:
Interest rate contracts	$73	$76	Interest expense
	(28)	(29)	Provision for income taxes
	45	47	Net income
(Gains) losses on sales of available for sale securities:
	$(122)	$—	Other noninterest income
	46	—	Provision for income taxes
	(76)	—	Net income
Amortization of defined benefit pension:
Actuarial losses	$204	$226	Salaries and employee benefits
	(78)	(86)	Provision for income taxes
	126	140	Net income
Total reclassifications for the period	$95	$187

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $49,000 for the three months ended March 31, 2016, compared to an unrealized loss of $28,000 for the three months ended March 31, 2015.  The Company recognized a $797,000 cash flow hedge liability in other liabilities on the balance sheet at March 31, 2016, compared to a $900,000 liability recognized at March 31, 2015. There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2016 and 2015.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2016 and 2015, the Company provided $850,000 and $950,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Mortgage Banking

The Company also has derivatives contracts that are classified as non-designated hedges.  These derivatives contracts are a part of the Company’s risk management strategy for its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while forward sales commitments are typically used to hedge the mortgage pipeline.  Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.  The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On March 31, 2016, the Company had derivative financial instruments outstanding with notional amounts totaling $121.0 million related to mortgage servicing rights, compared to $93.0 million on March 31, 2015. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a loss of $150,000 at March 31, 2016, compared to a gain of $368,000 at March 31, 2015.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Mortgage loan pipeline	$115,945	$87,486	$135,542
Expected closures	86,959	65,615	101,657
Fair Value of mortgage loan pipeline commitments	2,187	1,415	2,613
Forward sales commitments	106,000	73,000	154,000
Fair value of forward commitments	(461)	(21)	(530)

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

As applied to the Company and the Bank, the new rules include a new minimum ratio of common equity Tier 1 capital ("CET1") to risk-weighted assets of 4.5%. The new rules also raised the minimum required ratio of Tier 1 capital to risk-weighted assets from 4% to 6%.  The minimum required leverage ratio under the new rules is 4%.   The minimum required total capital to risk-weighted assets ratio remains at 8% under the new rules.

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

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

The following table presents actual and required capital ratios as of March 31, 2016, December 31, 2015 and March 31, 2015 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2016
Common equity Tier 1 to risk-weighted assets:
Consolidated	$720,309	11.56%	$319,222	5.125%	$436,011	7.00%	$404,867	6.50%
South State Bank (the Bank)	749,214	12.03%	319,190	5.125%	435,967	7.00%	404,826	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	772,046	12.39%	373,724	6.00%	529,442	8.50%	498,298	8.00%
South State Bank (the Bank)	749,214	12.03%	373,686	6.00%	529,388	8.50%	498,247	8.00%
Total capital to risk-weighted assets:
Consolidated	811,352	13.03%	498,298	8.00%	654,017	10.50%	622,873	10.00%
South State Bank (the Bank)	788,417	12.66%	498,247	8.00%	653,950	10.50%	622,809	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	772,046	9.41%	328,059	4.00%	328,059	4.00%	410,074	5.00%
South State Bank (the Bank)	749,214	9.14%	327,842	4.00%	327,842	4.00%	409,803	5.00%
December 31, 2015:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$711,577	11.84%	$270,432	4.50%	$420,762	7.00%	$390,624	6.50%
South State Bank (the Bank)	740,532	12.33%	270,354	4.50%	420,550	7.00%	390,511	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	763,590	12.71%	360,576	6.00%	510,817	8.50%	480,768	8.00%
South State Bank (the Bank)	740,532	12.33%	360,471	6.00%	510,668	8.50%	480,629	8.00%
Total capital to risk-weighted assets:
Consolidated	801,745	13.34%	480,768	8.00%	631,009	10.50%	600,961	10.00%
South State Bank (the Bank)	778,538	12.96%	480,629	8.00%	630,825	10.50%	600,786	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	763,590	9.31%	328,085	4.00%	328,085	4.00%	410,107	5.00%
South State Bank (the Bank)	740,532	9.03%	327,854	4.00%	327,854	4.00%	409,818	5.00%
March 31, 2015:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$670,750	12.26%	$246,398	4.50%	$383,286	7.00%	$355,908	6.50%
South State Bank (the Bank)	707,542	12.93%	246,287	4.50%	383,113	7.00%	355,748	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	721,069	13.18%	328,531	6.00%	465,418	8.50%	438,041	8.00%
South State Bank (the Bank)	707,542	12.93%	328,383	6.00%	465,209	8.50%	437,843	8.00%
Total capital to risk-weighted assets:
Consolidated	759,534	13.89%	438,041	8.00%	574,928	10.50%	547,551	10.00%
South State Bank (the Bank)	746,008	13.63%	437,483	8.00%	574,669	10.50%	547,304	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	721,069	9.53%	302,558	4.00%	302,558	4.00%	378,197	5.00%
South State Bank (the Bank)	707,542	9.36%	302,391	4.00%	302,391	4.00%	377,989	5.00%

As of March 31, 2016, December 31, 2015, and March 31, 2015, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $338.3 million at March 31, 2016. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Gross carrying amount	$82,154	$82,154	$75,354
Accumulated amortization	(36,633)	(34,729)	(28,131)
	$45,521	$47,425	$47,223

Amortization expense totaled $1.9 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

Quarter ending:
June 30, 2016	$1,892
September 30, 2016	1,891
December 31, 2016	1,891
March 31, 2017	1,810
June 30, 2017	1,798
Thereafter	36,239
$45,521

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of March 31, 2016, December 31, 2015, and March 31, 2015, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.6 billion, $2.6 billion, and $2.4 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three months ended March 31, 2016 and March 31, 2015 was $1.5 million and $1.5 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At March 31, 2016, December 31, 2015, and March 31, 2015, mortgage servicing rights (“MSRs”) were $23.7 million, $26.2 million, and $21.5 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three months ended March 31, 2016 and March 31, 2015 was a loss of $2.6 million and $836,000, respectively.  Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value page 38 for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Decrease in fair value of MSRs	$(2,606)	$(836)
Decay of MSRs	(780)	(837)
Gains related to derivatives	$3,045	$1,522
Net effect on statements of income	$(341)	$(151)

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

The characteristics and sensitivity analysis of the MSR are included in the following table.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2016		2015		2015
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.4%		99.4%		99.3%
Adjustable-rate mortgage loans	0.6%		0.6%		0.7%
Total	100.0%		100.0%		100.0%
Weighted average life	6.10	Years	7.05	years	6.09	years
Constant Prepayment rate (CPR)	11.8%		9.6%		12.0%
Weighted average discount rate	9.8%		9.8%		9.7%
Effect on fair value due to change in interest rates
25 basis point increase	$1,884		$1,562		$1,627
50 basis point increase	3,532		2,950		3,059
25 basis point decrease	(2,206)		(1,866)		(1,813)
50 basis point decrease	(4,477)		(4,021)		(3,654)

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

Custodial escrow balances maintained in connection with the loan servicing were $16.4 million and $14.4 million at March 31, 2016 and March 31, 2015, respectively.

Mandatory cash forwards and whole loan sales were $135.9 million and $196.0 million for the three months ended March 31, 2016 and March 31, 2015, respectively, of which $93.3 million and $147.1 million, or 68.7% and 75.1%, respectively, were sold with the servicing rights retained by the company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $34.9 million, $41.6 million, and $87.3 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Note 20 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the three months ended March 31, 2016, tax credits and other tax benefits of $599,000 and amortization of $368,000 were recorded.  For the three months ended March 31, 2015, the Company recorded tax credits and other tax benefits of $459,000 and amortization of $327,000. At March 31, 2016 and 2015, the Company’s carrying value of QAHPs was $27.9 million and $13.1 million, respectively, with an original investment of $35.8 million.  The Company has $14.7 million and $5.2 million in remaining funding obligations related to these QAHPs recorded in liabilities at March 31, 2016 and 2015, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At March 31, 2016, December 31, 2015 and March 31, 2015, the Company's repurchase agreement totaled $257.4 million, $219.9 million, and $217.8 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2016, December 31, 2015 and March 31, 2015.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $257.4 million, $219.9 million and $217.8 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 22 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and has determined that there is no disclosure necessary.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2015.  Results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

At March 31, 2016, we had approximately $8.7 billion in assets and 2,039 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and also analyzes our financial condition as of March 31, 2016 as compared to December 31, 2015 and March 31, 2015.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Branch Initiatives

During the fourth quarter of 2015, the Company announced the planned consolidation of 11 locations during the second, third and fourth quarters of 2016.  Nine locations will be consolidated and two branches will be converted to drive-thru only locations.  Cost savings are expected to total $3.0 million in 2017; however, these resources are expected to be deployed to support the continued growth of South State as we approach $10.0 billion in total assets.  One-time costs are expected to total $3.0 million from this initiative.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Note 6 — Loans and Allowance for Loan Losses” in this Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of March 31, 2016, December 31, 2015 and March 31, 2015, the balance of goodwill was $338.3 million, $338.3 million, and $317.7 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of March 30, 2016, book value was $44.75 per common share.  The lowest trading price during the first three months of 2016, as reported by the NASDAQ Global Select Market, was $59.19 per share, and the stock price closed on March 31, 2016 at $64.23 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2015, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company files a consolidated federal income tax return with its subsidiary.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of March 31, 2016, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  Federal tax returns for 2014 and subsequent tax years remain subject to examination by taxing authorities as of March 31, 2016.  State tax returns for 2012 and subsequent tax years remain subject to examination by taxing authorities as of March 31, 2016.

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

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

For further discussion of the Company’s loan accounting and acquisitions, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2015, Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements and Note 6—Loans and Allowance for Loan Losses to the unaudited condensed consolidated financial statements.

Results of Operations

We reported consolidated net income of $24.5 million, or diluted earnings per share (“EPS”) of $1.01, for the first quarter of 2016 as compared to consolidated net income of $23.9 million, or diluted EPS of $0.99, in the comparable period of 2015.  The $568,000 increase in consolidated net income was the net result of the following items:

•

A decrease in interest income of $183,000 which resulted from $8.3 million in lower acquired loan interest income partially offset by $6.8 million in higher non-acquired loan interest income and $1.1 million in higher investment securities interest income;

•

Lower interest expense of $736,000 which resulted from both the repricing of $20.6 million of trust preferred debt from a fixed rate of 5.92% to a variable rate of 3 month LIBOR plus 159 basis points in the third quarter of 2015, and lower interest paid on deposits as rates have remained at historic lows;

•	Higher provision for loan losses by $1.7 million which resulted from the increase in the level of non-acquired loan growth during the first quarter of 2016;
•

Higher noninterest income of $3.5 million which resulted from $1.7 million less in amortization of the FDIC indemnification asset and $3.6 million improvement in fees on deposit accounts, partially offset by lower mortgage banking income of $2.4 million;

•

Higher noninterest expense of $1.5 million in the first quarter of 2016 to $72.0 million compared to the same quarter in 2015 of $70.5 million.  The largest increase was in information services expense of $1.1 million, branch and conversion related expense of $958,000 and bankcard expense of $900,000, and partially offset by lower OREO and loan related expense of $1.2 million;
•	An increase in the provision for income taxes of $237,000 due to higher pre-tax income and partially offset by a lower effective rate; and
•	Diluted EPS was $1.01 compared to $0.99 in the comparable period in 2015 due to the 2.4% increase in net income.

Our asset quality related to non-acquired loans continues to improve from the end of 2015.  Non-acquired nonperforming assets declined from $27.5 million at December 31, 2015 to $27.0 million at March 31, 2016, a $516,000 decline.  Compared to the balance of nonperforming assets at March 31, 2015, nonperforming assets decreased $7.1 million due to a reduction in nonperforming loans of $8.3 million.  This reduction was partially offset by an increase in non-acquired OREO of $1.3 million.  Our non-acquired OREO decreased by $1.0 million from December 31, 2015 to $7.8 million at March 31, 2016.  Annualized net charge-offs (recoveries) for the first quarter of 2016 were 0.09%, or $955,000, up from net charge-offs (recoveries) in the first quarter of 2015 of (0.01%), or ($54,000), and down from net charge offs (recoveries) in the fourth quarter of 2015 of 0.14%, or $1.4 million.

The allowance for loan losses decreased to 0.79% of total non-acquired loans at March 31, 2016, down from 0.81% at December 31, 2015 and 0.94% at March 31, 2015.  The allowance provides 1.83 times coverage of non-acquired nonperforming loans at March 31, 2016, higher than 1.82 times at December 31, 2015, and 1.22 times at March 31, 2015.  The Company continues to show improvement in its asset quality numbers and ratios.

During the first quarter of 2016, the Company had net charge-offs related to “acquired non-credit impaired loans” which totaled $206,000, or 0.08% annualized, and accordingly, recorded a provision for loan losses equal to the net charge off for the same amount.  Additionally, we have $3.9 million in nonperforming loans from this loan portfolio, up from $3.8 million at December 31, 2015.

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

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances of both the acquired credit impaired and the acquired non-credit impaired portfolio.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the first quarter of 2016 assessment of the impact acquired loan portfolio and the related impact on the indemnification asset:

•

Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $2.2 million from the fourth quarter of 2015, and a decline of $8.3 million compared to the first quarter of 2015, as the acquired loan balances decreased even though the yield improved; and

•

The amortization of the indemnification asset was the same at $1.5 million, in the first quarter of 2016 compared to fourth quarter of 2015 and decreased by $1.7 million compared to the first quarter of 2015.  The year over year decline was primarily the result of the expiration of the commercial loss share agreement from the CBT FDIC transaction (which began in January of 2010) that occurred at March 31, 2015.  We anticipate the termination of our remaining loss share agreements with the FDIC during the second quarter of 2016.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield continues to increase due to the continued improvement in overall credit quality of this portfolio.  In addition, certain acquired credit impaired loans are being renewed and the cash flow from these assets is being extended out and increasing the weighted average life of the loan pools within all acquired loan portfolios.  The result is expected lower yields in the acquired loan portfolio going forward in 2016.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2016	2015
Average balances:
Acquired loans, net of allowance for loan losses	$1,735,611	$2,193,825
Non-acquired loans	4,330,770	3,513,006
Total loans, excluding held for sale	$6,066,381	$5,706,831

Interest income:
Noncash interest income on acquired performing loans	$1,556	$1,600
Acquired loan interest income	33,109	41,318
Total acquired loans	34,665	42,918
Non-acquired loans	42,267	35,517
Total loans, excluding held for sale	$76,932	$78,435

Non-taxable equivalent yield:
Acquired loans	8.03%	7.93%
Non-acquired loans	3.93%	4.10%
Total loans, excluding held for sale	5.10%	5.57%

Compared to the balance at December 31, 2015, our non-acquired loan portfolio has increased $251.9 million, or 24.0% annualized, to $4.5 billion, driven by increases in most categories.  Consumer real estate lending increased by $48.3 million, or 14.5% annualized; consumer non real estate lending by $14.4 million, or 24.8% annualized; commercial owner occupied loans by $27.1 million, or 10.6% annualized; commercial and industrial by $49.7 million, or 39.7% annualized; and commercial non-owner occupied increased $83.1 million, or 37.5% annualized.  The acquired loan portfolio decreased by $91.6 million in the first quarter of 2016 due to continued payoffs, charge-offs, and transfers to OREO.  Since March 31, 2015, the non-acquired loan portfolio has grown by $886.3 million, or 24.7%, driven by increases in every loan category.  Consumer real estate loans and commercial non-owner occupied real estate loans have led the way and have increased by $241.7 million, or 21.1% and $250.0 million, or 34.6%, respectively, in the past year.

Non-taxable equivalent net interest income for the quarter increased $553,000, or 0.7%, compared to the first quarter of 2015.  Non-taxable equivalent net interest margin was down to 4.37% from the first quarter of 2015 of 4.77% due to the increase in cash and federal funds sold from the BOA branch acquisition and due to the decline in the yield on the non-acquired loan portfolio.  The rate on interest-bearing liabilities declined 7 basis points during the same period which partially offset the decrease in yield on interesting-earning assets.  Compared to the fourth quarter of 2015, net interest margin (taxable equivalent) increased by 5 basis points.  The yield on interest-earning assets increased by 5 basis points due to both the decline in the balance of the lower yielding assets of federal funds sold, reverse repurchase agreements and time deposits and to the increase in the rate received from these assets from 43 basis points during the fourth quarter of 2015 to 64 basis points during the first quarter of 2016.  The increase in the yield on these short term assets was due the Federal Reserve Bank increasing the national Federal Funds Rate 25 basis points in December 2015.  The rate on interest bearing liabilities declined slightly to 0.16% from 0.17% during the fourth quarter of 2015.  This decline was mainly attributable to the decline in the cost of certificate of deposits of 5 basis points.

Our quarterly efficiency ratio decreased slightly to 64.1% compared to 64.2% in the fourth quarter of 2015 and decreased from 65.1% in the first quarter of 2015.  The decrease in the efficiency ratio compared to the fourth quarter of 2015 was the mainly the result of an increase in noninterest income of $844,000 while noninterest expense only increased $149,000.  The increase in noninterest income was driven by an increase in mortgage banking income of $969,000 due to the low interest rate environment.  The decrease in the efficiency ratio compared to the first quarter of 2015 was the result of a 13.3% increase in noninterest income, partially offset by a 2.2% increase in noninterest expense.  Compared to the first quarter of 2015, noninterest expense was up by $1.5 million which was driven mainly by $958,000 increase in one time branch and conversion related expense.  Excluding one time expenses, the efficiency ratio was 63.2% for the first quarter of 2016, compared to 62.7% for the fourth quarter of 2015 and 65.1% for the first quarter of 2015.

Diluted EPS and basic EPS increased to $1.01 and $1.02, respectively for the first quarter of 2016, from the first quarter 2015 amounts of $0.99 and $1.00, respectively.  This was the result of a 2.4% increase in net income.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Return on average assets (annualized)	1.15%	1.23%
Return on average equity (annualized)	9.18%	9.73%
Return on average tangible equity (annualized)*	15.04%	16.21%
Dividend payout ratio **	27.64%	23.22%
Equity to assets ratio	12.48%	12.56%
Average shareholders’ equity	$1,073,598	$997,473

* -   Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended March 31, 2016, return on average tangible equity decreased to 15.04% compared to 16.21% for the same period in 2015.  This decrease was driven by the 9.0% increase in average tangible equity while net income excluding amortization of intangibles only increased 2.0%.  Similarly, return on average assets decreased to 1.15%, compared to 1.23% for the three months ended March 31, 2015, due to an 8.3% increase in average assets while net income increased 2.4%.

•

Dividend payout ratio increased to 27.64% for the three months ended March 31, 2016 compared with 23.22% for the three months ended March 31, 2015.  The increase from the comparable period in 2015 primarily reflects the higher percentage increase in the cash dividends declared per common share of 21.7% as compared to a 2.4% increase in net income.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•

Equity to assets ratio decreased to 12.48% at March 31, 2016, compared with 12.56% at March 31, 2015.  The decrease in the equity to assets ratio reflects an 8.3% increase in total average assets, driven mainly by the growth in the non-acquired loan portfolio, compared to a 7.6% increase in average equity.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Return on average tangible equity (non-GAAP)	15.04%	16.21%
Effect to adjust for intangible assets	(5.86)%	(6.48)%
Return on average equity (GAAP)	9.18%	9.73%

Adjusted average shareholders’ equity (non-GAAP)	$688,674	$631,874
Average intangible assets	384,924	365,599
Average shareholders’ equity (GAAP)	$1,073,598	$997,473

Adjusted net income (non-GAAP)	$25,753	$25,257
Amortization of intangibles	(1,904)	(2,016)
Tax effect	645	685
Net income (GAAP)	$24,494	$23,926

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 41 basis points from the first quarter of 2015, due to the following:  (1)  a decrease of 46 basis points in the yield on interest-earning assets from the increase in the balance of the lower yielding assets of federal funds sold, reverse repurchase agreements and time deposits from the BOA branch acquisition and due to the decline in the yield on the non-acquired loan portfolio, (2) partially offset by a 7 basis point decline in the rate on interest-bearing liabilities in all categories of funding as we continue to remain in a low interest rate environment and by a 19 basis point increase in the rate on federal funds sold, reverse repurchase agreements and time deposits due to the increase in the Federal Funds Rate of 25 basis points in December 2015.  The taxable equivalent net interest margin increased by 5 basis points from the fourth quarter of 2015 to 4.37%, which was mainly the result of the yield on interest-earning assets increasing by 5 basis points during this period.  This increase in yield was due to the decline in the average balance of the lower yielding assets of federal funds sold, reverse repurchase agreements and time deposits and due to the increase in the rate earned on these assets from 43 basis points during the fourth quarter of 2015 to 64 basis points during the first quarter of 2016.

Net interest income increased from the first quarter of 2015 by $553,000.  This increase was driven by the $817.8 million increase in the average balance of the non-acquired loan portfolio and the decline in the yield on interest–bearing liabilities of 7 basis points.  This increase was partially offset by a $458.2 million decrease in the average balance of the acquired loan portfolio and a 17 basis point decline in the yield on the non-acquired loan portfolio.  The decline in the yield on interest-bearing liabilities was due to both the repricing of $20.6 million in trust preferred debt from a fixed rate of 5.92% to a variable rate of 3 month LIBOR plus 159 basis points during the third quarter of 2015, and the continued effect of the low interest rate environment on the our cost of deposits. The decline in yield on the non-acquired loan portfolio was due to the continued effect of the low interest rate environment on the repricing of the loan portfolio.

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Non-TE net interest income	$81,602	$81,049
Non-TE yield on interest-earning assets	4.44%	4.90%
Non-TE rate on interest-bearing liabilities	0.16%	0.23%
Non-TE net interest margin	4.32%	4.73%
TE net interest margin	4.37%	4.78%

Non-TE net interest income increased $553,000, or 0.7%, in the first quarter of 2016 compared to the same period in 2015.  Some key highlights are outlined below:

•

Average interest-earning assets increased 9.2% to $7.6 billion in the first quarter of 2016 compared to the same period last year due to the increase in non-acquired loans, investment securities and federal funds sold and reverse repurchase agreements.

•

Non-TE yield on interest-earning assets for the first quarter of 2016 decreased 46 basis points from the comparable period in 2015.  The decrease since the first quarter of 2015 was driven by a 17 basis point decrease in the yield on non-acquired loans and a three basis point decrease in the yield on taxable investment securities portfolio.  These decreases were partially offset by a 21 basis point increase in the yield on federal funds sold and reverse repurchase agreements and by a 10 basis point increase in the yield of acquired loans.  The loan portfolio continues to remix with 73% of the portfolio being comprised of non-acquired loans and 27% being acquired loans.  This compares to 63% and 37%, respectively one year ago.

•

The average cost of interest-bearing liabilities for the first quarter of 2016 decreased 7 basis points from the same period in 2015. The decrease since the first quarter of 2015 was primarily the result of a decline in the cost of other borrowings due to the repricing of $20.6 million in trust preferred debt from a fixed rate of 5.92% to a variable rate of three month LIBOR plus 159 basis points during the third quarter of 2015.  The average cost decreased from 5.94% in the first quarter of 2015 to 3.42% in the first quarter of 2016.  The expected cost of funds on our other borrowings (trust preferred debt) will increase as interest rates increase in that our other borrowings are variable rate and are tied to 3 month LIBOR.
•	TE net interest margin decreased by 41 basis points in the first quarter of 2016 compared to the first quarter of 2015.

Loans

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2016	Total	2015	Total	2015	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$12,721	0.2%	$13,121	0.2%	$18,929	0.3%
Commercial non-owner occupied	10,686	0.2%	10,981	0.2%	29,961	0.5%
Total commercial non-owner occupied real estate	23,407	0.4%	24,102	0.4%	48,890	0.8%
Consumer real estate:
Consumer owner occupied	23,059	0.4%	23,486	0.4%	29,708	0.5%
Home equity loans	28,599	0.5%	29,733	0.5%	33,482	0.6%
Total consumer real estate	51,658	0.9%	53,219	0.9%	63,190	1.1%
Commercial owner occupied real estate	15,166	0.2%	16,236	0.3%	42,040	0.7%
Commercial and industrial	2,313	0.0%	4,792	0.1%	8,952	0.2%
Other income producing property	9,494	0.2%	9,814	0.2%	22,322	0.4%
Consumer non real estate	57	0.0%	57	0.0%	562	0.0%
Total acquired covered loans	102,095	1.7%	108,220	1.9%	185,956	3.2%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	47,578	0.8%	50,137	0.8%	59,437	1.0%
Commercial non-owner occupied	149,445	2.4%	159,980	2.7%	164,212	2.9%
Total commercial non-owner occupied real estate	197,023	3.2%	210,117	3.5%	223,649	3.9%
Consumer real estate:
Consumer owner occupied	644,773	10.5%	678,169	11.3%	801,572	14.1%
Home equity loans	235,479	3.8%	243,909	4.1%	279,866	4.9%
Total consumer real estate	880,252	14.3%	922,078	15.4%	1,081,438	19.0%
Commercial owner occupied real estate	131,871	2.1%	139,863	2.3%	164,716	2.9%
Commercial and industrial	40,919	0.7%	48,201	0.8%	59,251	1.0%
Other income producing property	113,594	1.8%	118,291	2.0%	129,091	2.3%
Consumer non real estate	229,798	3.7%	240,344	4.0%	274,469	4.8%
Total acquired non-covered loans	1,593,457	25.8%	1,678,894	28.0%	1,932,614	33.9%
Total acquired loans	1,695,552	27.5%	1,787,114	29.9%	2,118,570	37.1%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	447,197	7.3%	401,979	6.7%	358,108	6.3%
Commercial non-owner occupied	525,637	8.5%	487,777	8.1%	364,727	6.4%
Total commercial non-owner occupied real estate	972,834	15.8%	889,756	14.8%	722,835	12.7%
Consumer real estate:
Consumer owner occupied	1,060,554	17.2%	1,018,984	17.0%	854,283	15.0%
Home equity loans	325,962	5.3%	319,255	5.3%	290,488	5.1%
Total consumer real estate	1,386,516	22.5%	1,338,239	22.3%	1,144,771	20.1%
Commercial owner occupied real estate	1,060,513	17.2%	1,033,398	17.2%	925,192	16.2%
Commercial and industrial	553,527	9.0%	503,808	8.4%	407,990	7.2%
Other income producing property	175,217	2.8%	175,848	2.9%	154,360	2.7%
Consumer non real estate	247,502	4.0%	233,104	3.9%	195,451	3.4%
Other	76,559	1.2%	46,573	0.8%	35,806	0.6%
Total non-acquired loans	4,472,668	72.5%	4,220,726	70.3%	3,586,405	62.9%
Total loans (net of unearned income)	$6,168,220	100.0%	$6,007,840	100.0%	$5,704,975	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $463.2 million, or 8.1%, at March 31, 2016 as compared to the same period in 2015.  Acquired covered loans decreased by $83.9 million and acquired non-covered loans decreased by $339.2 million due to principal payments, charge offs, and foreclosures. In addition to the reductions for principal payments, charge offs, and foreclosures, the acquired covered loans decreased by $49.3 million in the second quarter of 2015 due to the expiration of the CBT commercial loss share agreement with the FDIC on June 30, 2015.  These loans were transferred from the covered loan portfolio to the non-covered loan portfolio.  Non-acquired loans or legacy loans increased by $886.3 million, or 24.7%, from March 31, 2016 to March 31, 2015.  Non-acquired loans have grown to 72.5% of the total loan portfolio compared to 62.9% at March 31, 2015.  The increase was driven by loan growth in all categories of non-acquired loans.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Average total loans	$6,066,381	$5,706,831
Interest income on total loans	76,932	78,435
Non-TE yield	5.10%	5.57%

Interest earned on loans decreased in the first quarter of 2016 compared to the first quarter of 2015.  Some key highlights for the quarter ended March 31, 2016 are outlined below:

•

Our non-TE yield on total loans decreased 47 basis points in the first quarter of 2016 compared to the same period in 2015.  Average total loans increased 6.3%, as compared to the first quarter of 2015.  The increase in average total loans was the result of the growth in non-acquired loan portfolio during 2016 which was partially offset by the decline in acquired loan portfolio.  The growth in the non-acquired loan portfolio has been at a lower yield where the average yield declined to 3.93% in the first quarter of 2016 compared to 4.10% in the first quarter of 2015. The acquired loan portfolio effective yield increased to 8.03% in the first quarter of 2016 compared to 7.93% in the same period in 2015, as a result of improved credit performance within the acquired loan portfolio.  From March 31, 2015, the lower yielding non-acquired loan portfolio has grown while the higher yielding acquired loan portfolio has declined which has led to the decline in the interest earned and yield on the total loan portfolio.

The balance of mortgage loans held for sale decreased $6.7 million from December 31, 2015 to $34.9 million at March 31, 2016, and $52.4 million compared to the balance of mortgage loans held for sale at March 31, 2015 of $87.3 million.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2016, investment securities totaled $995.5 million, compared to $1.0 billion at December 31, 2015 and $827.1 million at March 31, 2015.    Although our investment portfolio decreased $32.2 million from December 31, 2015 primarily as a result of having $83.5 million in U.S. agency securities called during the first quarter of 2016, we otherwise have generally continued to slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.  Our portfolio increased $168.4 million from March 31, 2015 to March 31, 2016, primarily as a result of purchases of mortgage-backed securities.

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Average investment securities	$1,021,607	$815,264
Interest income on investment securities	5,809	4,739
Non-TE yield	2.29%	2.36%

Interest earned on investment securities was higher in the first quarter of 2016 compared to the first quarter of 2015, as result of a higher average balance despite a lower yield.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the first quarter of 2016:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2016
Government-sponsored entities debt	$126,360	$126,313	$(47)	$126,360	$—	$—	$—
State and municipal obligations	131,319	136,423	5,104	130,689	—	—	630
Mortgage-backed securities *	708,650	719,830	11,180	—	—	—	708,650
Corporate stocks	3,658	3,761	103	—	—	—	3,658
	$969,987	$986,327	$16,340	$257,049	$—	$—	$712,938

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

At March 31, 2016, we had 20 securities available for sale in an unrealized loss position, which totaled $513,000. At December 31, 2015, we had 90 securities available for sale in an unrealized loss position, which totaled $4.5 million. At March 31, 2015, we had 35 securities available for sale in an unrealized loss position, which totaled $1.5 million.

During the first quarter of 2016 as compared to the first quarter of 2015, the total number of available for sale securities with an unrealized loss position decreased by 15 securities, while the total dollar amount of the unrealized loss decreased by $995,000.

All securities available for sale in an unrealized loss position as of March 31, 2016 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at March 31, 2016.  As of March 31, 2016, the investment in FHLB stock represented approximately $7.9 million, or 0.09% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Average interest-bearing liabilities	$5,464,129	$5,153,328
Interest expense	2,215	2,949
Average rate	0.16%	0.23%

The average balance of interest-bearing liabilities increased in the first quarter of 2016 compared to the first quarter of 2015 due primarily to the increase in transaction and money market accounts and saving deposits.  This increase was mostly related to the deposits received in the acquisition of the branches from Bank of America in the third quarter of 2015.  The decrease in interest expense in the first quarter of 2016 compared to the same period in 2015 was driven by the continued impact of the low interest rate environment on all deposit type accounts.  Overall, this resulted in an 7 basis point decrease in the average rate on all interest-bearing liabilities from the three months ended March 31, 2015.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended March 31, 2016 increased 5.7% from the same period in 2015.
•

Interest-bearing deposits increased 5.4% to $5.1 billion at March 31, 2016 from the period end balance at March 31, 2015 of $4.9 billion. This was mainly the result of a $329.4 million increase in interest-bearing transaction accounts from the Bank of America branch acquisition, which was partially offset by a decline in certificates of deposit of $154.8 million.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•	The average rate on transaction and money market account deposits for the three months ended March 31, 2016 decreased two basis points from the comparable period in 2015.
•

Average certificates of deposit and other time deposits decreased 11.7%, down $141.4 million from the average balance in the first quarter of 2015.  Interest expense on certificates of deposit and other time deposits decreased $317,000 as a result of the decline in average balances and a seven basis point decrease in the average rate to 31 basis points for the three months ended March 31, 2016 as compared to the same period in 2015.

•

The average rate on other borrowings experienced a 252 basis point decline to 3.42% for the three months ended March 31, 2016 as compared to the same period in 2015.  This was the result of the rate on $20.6 million in trust preferred debt resetting during the third quarter of 2015 from a fixed rate of 5.92% to a variable rate of three month LIBOR plus a spread of 159 basis points (Current rate is 2.22%).

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $274.5 million, or 16.2%, to $2.0 billion in the first quarter of 2016 compared to $1.7 billion at March 31, 2015.  At March 31, 2016, the period end balance of noninterest-bearing deposits was $2.0 billion, exceeding the March 31, 2015 balance by $263.3 million.

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

During the first quarter of 2016, we increased the valuation allowance on acquired credit impaired loans by $171,000, net of the impact of the FDIC loss sharing agreements and reductions due to loan removals.

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016				2015
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Non-credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Impaired Loans	Total
Balance at beginning of period	$34,090	$—	$3,706	$37,796	$34,539	$—	$7,365	$41,904
Loans charged-off	(1,719)	(297)	—	(2,016)	(996)	(1,811)	—	(2,807)
Recoveries of loans previously charged off	764	91	—	855	1,050	25	—	1,075
Net recoveries (charge-offs)	(955)	(206)	—	(1,161)	54	(1,786)	—	(1,732)
(Benefit) provision for loan losses	1,980	206	371	2,557	(1,055)	1,786	66	797
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	21	21
Total provision for loan losses charged to operations	1,980	206	371	2,557	(1,055)	1,786	87	818
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)	—	—	(21)	(21)
Reductions due to loan removals	—	—	(177)	(177)	—	—	(2,714)	(2,714)
Balance at end of period	$35,115	$—	$3,877	$38,992	$33,538	$—	$4,717	$38,255

Total non-acquired loans:
At period end	4,472,668				3,586,405
Average	4,330,770				3,513,006
Net charge-offs (recoveries) as a percentage of average non-acquired loans (annualized)	0.09%				(0.01)%
Allowance for loan losses as a percentage of period end non-acquired loans	0.79%				0.94%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	182.56%				121.63%

The allowance for loan losses as a percent of non-acquired loans reflects the continued improvement in credit quality, as well as the continued decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the first quarter of 2016 compared to the same quarter in 2015. Continued improvement was also seen in classified loans and past due loans when compared to the fourth quarter of 2015, although there was a slight increase in nonaccrual loans of $600,000.  Our overall net charge offs for the quarter  on non-acquired loans was 9 basis points annualized, or $955,000, compared to negative one basis points annualized, due to recoveries in excess of charge-offs, a year ago, and 14 basis points, or $1.4 million in the fourth quarter of 2015.   Excluding acquired assets, nonperforming assets decreased by $7.1 million during the first quarter of 2016 compared to the first quarter of 2015 and decreased by $516,000 from the fourth quarter of 2015.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 121.6% at March 31, 2015 and 181.84 at December 31, 2015 to 182.6% at March 31, 2016.

We increased the ALLL compared to the first quarter of 2015, as well as compared to the fourth quarter of 2015, due primarily to larger loan growth and increases in certain loan types during the first quarter that require higher reserves.  During the first quarter of 2016, we continued to experience a decline in past due loans, net charge offs and classified assets.  From a general perspective, we consider three-year historical loss rates on all loan portfolios, except residential lot loans where two-year historical loss rates are applied, consumer auto loans where eight quarter historical loss rates have been applied, and consumer marine where seven quarter historical loss rates have been applied.  Once more historical loss rates are determined for consumer auto loans and consumer marine loans, three year historical loss rates will be applied. We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $1.3 million compared to the balance at March 31, 2015 and by $934,000 compared to the balance at December 31, 2015.

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

On a specific reserve basis, the allowance for loan losses increased $92,000 from December 31, 2015, with loan balances being evaluated for specific reserves increasing from $30.2 million at December 31, 2015 to $33.2 million at March 31, 2016.  Specific reserves also increased $270,000, to $1.7 million at March 31, 2016, from $1.4 million at March 31, 2015 with the loan balances being evaluated for specific reserves increasing $2.7 million from $30.5 million at March 31, 2015.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended March 31, 2016, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work these loans out through collections and transfers to OREO.

The following table summarizes our NPAs for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2016	2015	2015	2015	2015
Non-acquired:
Nonaccrual loans	$15,989	$15,785	$18,099	$15,894	$17,491
Accruing loans past due 90 days or more	188	300	156	574	204
Restructured loans - nonaccrual	3,058	2,662	5,616	8,193	9,879
Total nonperforming loans	19,235	18,747	23,871	24,661	27,574
Other real estate owned (“OREO”) (2)	7,701	8,705	5,956	5,862	6,435
Other nonperforming assets (3)	78	78	24	—	65
Total non-acquired nonperforming assets	27,014	27,530	29,851	30,523	34,074
Acquired non-credit impaired:
Nonaccrual loans	3,951	3,764	4,130	5,173	7,280
Accruing loans past due 90 days or more	—	53	—	101	100
Total acquired nonperforming loans (1)	3,951	3,817	4,130	5,274	7,380
Acquired OREO and other nonperforming assets:
Covered OREO (2)	4,222	5,751	5,465	8,172	12,026
Acquired OREO not covered under loss share (2)	14,030	16,098	19,957	21,008	17,635
Other covered nonperforming assets (3)	694	546	557	540	608
Total acquired OREO and other nonperforming assets	18,946	22,395	25,979	29,720	30,269
Total nonperforming assets	$49,911	$53,742	$59,960	$65,517	$71,723

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.60%	0.65%	0.75%	0.80%	0.95%
Total NPAs as a percentage of total assets (5)	0.31%	0.32%	0.35%	0.38%	0.42%
Total NPLs as a percentage of total loans (4)	0.43%	0.44%	0.60%	0.65%	0.77%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.81%	0.89%	1.02%	1.12%	1.25%
Total NPAs as a percentage of total assets	0.58%	0.63%	0.71%	0.81%	0.89%
Total NPLs as a percentage of total loans (4)	0.38%	0.38%	0.48%	0.52%	0.61%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $15.9 million, $18.8 million, $21.7 million, $38.2 million, and $44.8 million as of March 31, 2016, December 31, 2015, September 30, 2015,  June 30, 2015, and March 31, 2015, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $19.2 million, or 0.43% of non-acquired loans, a decrease of $8.3 million, or 30.2%, from March 31, 2015. The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $3.0 million and restructured nonaccrual loans of $6.8 million, partially offset by an increase in consumer nonaccrual loans of $1.5 million.

Nonperforming non-acquired loans overall, including restructured loans, increased by $600,000 during the first quarter of 2016 from the level at December 31, 2015.  This increase was primarily driven by an increase in restructured nonaccrual home equity loans of $396,000 and consumer nonaccrual loans of $400,000, partially offset by an decrease in commercial nonaccrual loans of $196,000.

At March 31, 2016, non-acquired OREO decreased by $1.0 million from December 31, 2015.  At March 31, 2016, non-acquired OREO consisted of 47 properties with an average value of $164,000, which is an increase of 2 properties with an average value of $194,000 compared to December 31, 2015.  In the first quarter of 2016, we added 6 properties with an aggregate value of $1.0 million into non-acquired OREO, and we sold 4 properties with a basis of $2.0 million.  OREO properties were written down by a total of $71,000 during the first quarter of 2016.  Our non-acquired OREO balance of $7.7 million at March 31, 2016 is comprised of 48% in the Low Country/Orangeburg region, 13% in the Coastal region (Beaufort to Myrtle Beach), 23% in the Central region (Columbia), 10% in the Charlotte region and 2% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $6.0 million, or 0.13% of total non-acquired loans outstanding, at March 31, 2016, compared to $6.3 million, or 0.15% of total non-acquired loans outstanding, at December 31, 2015, and compared to $7.4 million, or 0.21% of total non-acquired loans outstanding, at March 31, 2015.  Potential problem loans related to acquired non-credit impaired loans totaled $7.6 million, or 0.76% of total acquired non-credit impaired loans, at March 31, 2016, compared to $8.4 million, or 0.80% of total acquired non-credit impaired loans outstanding, at December 31, 2015, and compared to $7.9 million, or 0.63% of total acquired non-credit impaired loans outstanding, at March 31, 2015.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Fees on deposit accounts	$20,125	$16,492
Mortgage banking income	4,198	6,626
Trust and investment services income	4,785	4,934
Securities losses, net	122	—
Amortization of FDIC indemnification asset	(1,475)	(3,207)
Other	2,286	1,660
Total noninterest income	$30,041	$26,505

Noninterest income increased by $3.5 million, or 13.3%, during the first quarter of 2016 compared to the same period in 2015.  The quarterly increase in total noninterest income primarily resulted from the following:

•

Fees on deposit accounts increased $3.6 million, or 22.0%, which mainly resulted from an increase in total deposits of $528.3 million.  The increase in total deposits was driven by the purchase of 13 branches from Bank of America during the third quarter of 2015;

•	Amortization of the FDIC indemnification asset declined by $1.7 million. This decline was driven primarily by the expiration of the CBT commercial Loss Share Agreement at March 31, 2015;
•	Other income increased $626,000 which was driven by an increase in recoveries on acquired loans;
•	An investment securities gain of $122,0000; partially offset by
•

Mortgage banking income decrease of $2.4 million, or 36.6%, driven primarily by a decline in the fair market valuations of our loans held for sale portfolio, mortgage servicing rights and mortgage pipeline; and

•	Trust and investment services income declined by $149,000.

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income.

Noninterest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Salaries and employee benefits	$41,432	$40,987
Net occupancy expense	5,359	5,237
Information services expense	5,034	3,958
Furniture and equipment expense	2,851	3,145
OREO expense and loan related	1,774	3,014
Bankcard expense	2,879	1,980
Amortization of intangibles	1,904	2,016
Branch and consolidation expense	958	—
Supplies, printing and postage expense	1,808	1,612
Professional fees	1,329	1,409
FDIC assessment and other regulatory charges	1,144	1,184
Advertising and marketing	645	855
Other	4,913	5,088
Total noninterest expense	$72,030	$70,485

Noninterest expense increased $1.5 million in the first quarter of 2016 as compared to the same period in 2015.  The quarterly increase in total noninterest expense primarily resulted from the following:

•	Information services expense increased by $1.1 million in 2016 compared to expenses in 2015 due primarily to additional cost related to our mortgage servicing provider;
•

During the first quarter of 2016, we had one-time branch and conversion related expense $958,000 where we had none in the first quarter of 2015.  The 2016 expense was related to our branch consolidation project and to our mortgage servicing provider conversion;

•

Bankcard expense increased by $899,000 in 2016 compared to expenses in 2015.   This increase is mainly attributable to the our growth in deposit transactions accounts both organically and through the branch acquisitions from Bank of America in the third quarter of 2015;

•	Increases in compensation expense, net occupancy expense and supplies, printing and postage expense; partially offset by
•	Lower OREO expense and loan related cost of $1.2 million mainly related to a lower amount of nonperforming assets which has declined 30.4% from March 31, 2015 compared to March 31, 2016;
•	Lower furniture and equipment expense of $294,000, driven largely by less depreciation expense and equipment service contracts; and
•	Decreases in FDIC assessment and other regulatory charges, amortization of intangibles, professional fees, advertising and marketing expense and other expenses.

Income Tax Expense

Our effective income tax rate was 33.90% for the first quarter of 2016 compared to 34.00% in the same period in 2015.  The slight decrease in the rate was mainly attributable to the purchase of additional tax credits in late 2015 that were not considered in the income tax calculation in the first quarter of 2015.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of March 31, 2016, shareholders’ equity was $1.1 billion, an increase of $22.7 million, or 2.1%, from December 31, 2015, and an increase of $74.5 million, or 7.4%, from $1.0 billion at March 31, 2015.  The driving factor for the increase from year-end was net income of $24.5 million, which was offset by the common dividend paid of $6.8 million.  At December 31, 2015 we had accumulated other comprehensive loss of $3.8 million.  During the first quarter of 2016, the Company had an unrealized gain in its AFS securities portfolio of $7.3 million, net of tax which took us to an accumulated other comprehensive gain position at March 31, 2016 of $3.5 million.  The increase in shareholder’s equity from the comparable period in 2015 was primarily the result of net income of $100.0 million and partially offset by dividends paid to common shareholders of $24.9 million.  Our common equity-to-assets ratio was 12.48% at March

31, 2016, up from 12.38% at December 31, 2015 and down compared to 12.56% at the end of the comparable period of 2015.  The decline in the ratio from March 31, 2015 to March 31, 2016 was due to total assets increasing 8.1% while total shareholder’s equity increased 7.4% during the same time period.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, in July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2016	2015	2015
South State Corporation:
Common equity Tier 1 risk-based capital	11.56%	11.84%	12.26%
Tier 1 risk-based capital	12.39%	12.71%	13.18%
Total risk-based capital	13.03%	13.34%	13.89%
Tier 1 leverage	9.41%	9.31%	9.53%

South State Bank:
Common equity Tier 1 risk-based capital	12.03%	12.33%	12.93%
Tier 1 risk-based capital	12.03%	12.33%	12.93%
Total risk-based capital	12.66%	12.96%	13.63%
Tier 1 leverage	9.14%	9.03%	9.36%

The Tier 1 leverage ratio increased compared to December 31, 2015 due to the increase in our capital outpacing the increase in our average asset size.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our legacy loan portfolio increased by approximately $886.3 million, or approximately 24.7%, compared to the balance at March 31, 2015, and by $251.9 million, or 24.0% annualized, compared to the balance at December 31, 2015.

Our investment securities portfolio increased $168.4 million, or 20.4%, compared to the balance at March 31, 2015.  Our investment portfolio actually decreased by $32.2 million compared to the balance at December 31, 2015.  The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets, however, during the first quarter of 2016, we had $83.5 million in U.S. Government Agencies called with the continuing low interest rate environment which led to the decrease in the investment portfolio.  Total cash and cash equivalents were $697.3 million at March 31, 2016 as compared to $695.8 million at December 31, 2015 and $630.7 million at March 31, 2015.

At March 31, 2016, December 31, 2015 and March 31, 2015, the Company had $12.4 million, $18.9 million and $19.9 million, respectively, in traditional, out-of-market brokered deposits and $59.8 million, $53.3 million, and $61.9 million, respectively, of reciprocal brokered deposits.  Total deposits were $7.2 billion, up $528.3 million or 8.0% from March 31, 2015, resulting primarily from the addition of $438.3 million of deposits in the branch acquisition in August of 2015.  Other borrowings, comprised mainly of our trust preferred debt, has remained mainly flat from March 31, 2015, increasing only $207,000.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2016, our Bank had total federal funds credit lines of $371.0 million with no outstanding advances.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2016, our Bank had $152.0 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2016, our Bank had a total FHLB credit facility of $1.2 billion with total outstanding letters of credit consuming $8.7 million, $128,000 in outstanding advances and $154,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company had a $20.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under loss share agreements as of March 31, 2016:

					Losses
				Losses	Incurred**
				Incurred*	By South
		Original	Original	By FFHI	State	Remaining	OREO
	FDIC	Estimated	Estimated	Through	Through	Estimated	Mark***	Projected
	Threshold	Gross	Covered	July 26,	March 31,	Losses	March 31,	Total
(Dollars in thousands)	or ILE	Losses	Losses	2013	2016	for Loans	2016	Losses
CBT	$233,000	$340,039	$334,082	$—	$312,158	$489	$228	$312,875
Habersham	94,000	124,363	119,978	—	91,553	228	101	91,882
BankMeridian	70,827	70,190	67,780	—	31,682	560	811	33,052
Cape Fear****	110,000	12,921	8,213	76,122	3,556	273	8	79,959
Plantation****	70,178	24,273	16,176	35,190	12,758	1,196	171	49,315
Total	$578,005	$571,786	$546,229	$111,312	$451,707	$2,746	$1,319	$567,083

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

On March 31, 2016, the Commercial Shared-Loss Agreement with the FDIC for Habersham expired and losses on assets covered under this agreement are no longer claimable after March 31, 2016.  The Commercial Shared-Loss Agreements for Cape Fear and CBT expired June 30, 2014 and March 31, 2015, respectively, and losses on assets covered under these agreements are no longer claimable.  In addition, the Bank expects to terminate early the remaining Loss Share Agreements with the FDIC during the second quarter of 2016.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2016, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $202.8 million at March 31, 2016. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at March 31, 2016, including $245.5 million of loans to lessors of residential buildings, $557.9 million of loans to lessors of nonresidential buildings (except mini-warehouses), $238.1 million of loans to religious organizations, and $233.6 million of loans to offices of physicians, dentists and other health practitioners.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, and the following:

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2016 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended  March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of March 31, 2016 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 54,972 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the first quarter of 2016:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

January 1 - January 31	21,531	*	$65.66	—	87,872
February 1 - February 29	13,502	*	64.19	—	87,872
March 1 - March 31	32,900		64.73	32,900	54,972

Total	67,933			32,900	54,972

*These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock.  These shares are not purchased under the plan to repurchase 250,000 shares announced in February 2004.

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

SOUTH STATE CORPORATION
(Registrant)

Date: May 6, 2016	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: May 6, 2016	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.