Form 10-Q
period 2016-06-30
SOUTH STATE Corp
filed 2016-08-04
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2016
Common Stock, $2.50 par value	24,210,496

South State Corporation and Subsidiary

June 30, 2016 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2016	2015	2015
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$182,875	$178,664	$155,881
Interest-bearing deposits with banks	8,055	218,883	273,273
Federal funds sold and securities purchased under agreements to resell	290,982	298,247	164,228
Total cash and cash equivalents	481,912	695,794	593,382
Investment securities:
Securities held to maturity (fair value of $8,231, $9,723 and $10,114, respectively)	7,921	9,314	9,659
Securities available for sale, at fair value	989,610	1,009,541	841,661
Other investments	9,529	8,893	9,031
Total investment securities	1,007,060	1,027,748	860,351
Loans held for sale	48,926	41,649	73,055
Loans:
Acquired credit impaired (covered of $0, $98,459 and $113,158, respectively; non-covered of $658,835, $635,411 and $710,823, respectively), net of allowance for loan losses	658,835	733,870	823,981
Acquired non-credit impaired (covered of $0, $8,047 and $8,059, respectively; non-covered of $941,886, $1,041,491 and $1,163,613, respectively)	941,886	1,049,538	1,171,672
Non-acquired	4,816,875	4,220,726	3,788,399
Less allowance for non-acquired loan losses	(36,939)	(34,090)	(34,782)
Loans, net	6,380,657	5,970,044	5,749,270
FDIC indemnification asset	—	4,401	11,035
Other real estate owned (covered of $0, $5,751 and $8,172, respectively; non-covered of $22,427, $24,803 and $26,870, respectively)	22,427	30,554	35,042
Premises and equipment, net	177,950	174,537	171,582
Bank owned life insurance	102,815	101,588	100,363
Deferred tax assets	25,915	37,827	45,911
Mortgage servicing rights	22,350	26,202	25,325
Core deposit and other intangibles	43,629	47,425	45,260
Goodwill	338,340	338,340	317,688
Other assets	72,012	61,239	56,720
Total assets	$8,723,993	$8,557,348	$8,084,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,117,246	$1,976,480	$1,844,973
Interest-bearing	5,046,680	5,123,948	4,822,555
Total deposits	7,163,926	7,100,428	6,667,528
Federal funds purchased and securities sold under agreements to repurchase	341,064	288,231	287,903
Other borrowings	55,254	55,158	55,055
Other liabilities	59,406	54,147	50,719
Total liabilities	7,619,650	7,497,964	7,061,205
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,195,226, 24,162,657 and 24,197,531 shares issued and outstanding, respectively	60,488	60,407	60,494
Surplus	703,445	703,929	704,625
Retained earnings	333,900	298,919	260,591
Accumulated other comprehensive income (loss)	6,510	(3,871)	(1,931)
Total shareholders’ equity	1,104,343	1,059,384	1,023,779
Total liabilities and shareholders’ equity	$8,723,993	$8,557,348	$8,084,984

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$77,154	$79,406	$154,408	$158,254
Investment securities:
Taxable	4,477	3,822	9,270	7,484
Tax-exempt	992	1,072	2,008	2,150
Federal funds sold and securities purchased under agreements to resell	756	464	1,508	875
Total interest income	83,379	84,764	167,194	168,763
Interest expense:
Deposits	1,368	1,737	2,969	3,740
Federal funds purchased and securities sold under agreements to repurchase	137	105	281	201
Other borrowings	475	646	944	1,497
Total interest expense	1,980	2,488	4,194	5,438
Net interest income	81,399	82,276	163,000	163,325
Provision for loan losses	2,727	3,144	5,286	3,963
Net interest income after provision for loan losses	78,672	79,132	157,714	159,362
Noninterest income:
Fees on deposit accounts	21,539	17,699	41,663	34,192
Mortgage banking income	5,620	7,089	9,818	13,715
Trust and investment services income	4,911	5,051	9,697	9,985
Securities gains, net	—	—	122	—
Amortization of FDIC indemnification asset, net	(4,427)	(2,042)	(5,901)	(5,249)
Other	4,475	2,285	6,761	3,945
Total noninterest income	32,118	30,082	62,160	56,588
Noninterest expense:
Salaries and employee benefits	40,537	39,754	81,969	80,741
Net occupancy expense	5,541	5,046	10,900	10,283
Information services expense	5,083	4,382	10,117	8,340
Furniture and equipment expense	3,072	2,762	5,923	5,907
OREO expense and loan related	874	2,019	2,648	5,033
Bankcard expense	3,040	2,285	5,919	4,265
Amortization of intangibles	1,892	1,964	3,795	3,980
Supplies, printing and postage expense	1,757	1,430	3,565	3,042
Professional fees	1,576	1,585	2,906	2,994
FDIC assessment and other regulatory charges	1,017	1,253	2,161	2,437
Advertising and marketing	858	1,009	1,502	1,864
Branch and conversion related expense	1,573	2,237	2,531	2,237
Other	7,034	5,803	11,947	10,891
Total noninterest expense	73,854	71,529	145,883	142,014
Earnings:
Income before provision for income taxes	36,936	37,685	73,991	73,936
Provision for income taxes	12,420	12,813	24,981	25,138
Net income	$24,516	$24,872	$49,010	$48,798
Earnings per common share:
Basic	$1.02	$1.04	$2.04	$2.04
Diluted	$1.01	$1.03	$2.02	$2.02
Dividends per common share	$0.30	$0.24	$0.58	$0.47
Weighted average common shares outstanding:
Basic	23,995	23,981	23,977	23,947
Diluted	24,237	24,258	24,205	24,214

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$24,516	$24,872	$49,010	$48,798
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	4,631	(8,226)	16,551	(2,953)
Tax effect	(1,766)	3,100	(6,311)	1,090
Reclassification adjustment for gains included in net income	—	—	(122)	—
Tax effect	—	—	46	—
Net of tax amount	2,865	(5,126)	10,164	(1,863)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains ( losses) arising during period	(46)	29	(198)	(92)
Tax effect	18	(11)	75	35
Reclassification adjustment for losses included in interest expense	68	64	142	140
Tax effect	(26)	(24)	(54)	(53)
Net of tax amount	14	58	(35)	30
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	204	225	408	450
Tax effect	(78)	(86)	(156)	(171)
Net of tax amount	126	139	252	279
Other comprehensive income (loss), net of tax	3,005	(4,929)	10,381	(1,554)
Comprehensive income	$27,521	$19,943	$59,391	$47,244

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2016 and 2015

(Dollars in thousands, except for share data)

							Accumulated
							Other
							Comprehensive
	Preferred Stock		Common Stock			Retained	Income
	Shares	Amount	Shares	Amount	Surplus	Earnings	(Loss)	Total
Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920
Comprehensive income:
Net income	—	—	—	—	—	48,798	—	48,798
Other comprehensive loss, net of tax effects	—	—	—	—	—	—	(1,554)	(1,554)
Total comprehensive income								47,244
Cash dividends declared on common stock at $0.47 per share	—	—	—	—	—	(11,363)	—	(11,363)
Employee stock purchases	—	—	3,366	8	199	—	—	207
Stock options exercised	—	—	30,060	76	863	—	—	939
Restricted stock awards	—	—	30,605	76	(76)	—	—	—
Common stock repurchased	—	—	(17,202)	(43)	(1,032)	—	—	(1,075)
Share-based compensation expense	—	—	—	—	2,907	—	—	2,907
Balance, June 30, 2015	—	—	24,197,531	60,494	704,625	260,591	(1,931)	1,023,779
Balance, December 31, 2015	—	—	24,162,657	60,407	703,929	298,919	(3,871)	1,059,384
Comprehensive income:
Net income	—	—	—	—	—	49,010	—	49,010
Other comprehensive income, net of tax effects	—	—	—	—	—	—	10,381	10,381
Total comprehensive income								59,391
Cash dividends declared at $0.58 per share	—	—	—	—	—	(14,029)	—	(14,029)
Employee stock purchases			3,729	9	218			227
Stock options exercised	—	—	24,073	60	748	—	—	808
Restricted stock awards	—	—	39,556	99	(99)	—	—	—
Stock issued pursuant to restricted stock units	—	—	35,903	90	(90)	—	—	—
Common stock repurchased - buyback plan			(32,900)	(82)	(2,048)			(2,130)
Common stock repurchased	—	—	(37,792)	(95)	(2,377)	—	—	(2,472)
Share-based compensation expense	—	—	—	—	3,164	—	—	3,164
Balance, June 30, 2016	—	$—	24,195,226	$60,488	$703,445	$333,900	$6,510	$1,104,343

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$49,010	$48,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,565	10,531
Provision for loan losses	5,286	3,963
Deferred income taxes	5,515	(2,320)
Gain on sale of securities, net	(122)	—
Share-based compensation expense	3,164	2,907
Amortization of FDIC indemnification asset	3,566	5,249
Accretion of discount related to performing acquired loans	(2,795)	(3,211)
(Gain) Loss on disposals of premises and equipment	(33)	301
Gain on sale of OREO	(1,483)	(766)
Net amortization of premiums on investment securities	2,707	2,210
OREO write downs	2,943	4,314
Fair value adjustment for loans held for sale	(665)	(189)
Originations and purchases of mortgage loans for sale	(328,899)	(506,532)
Proceeds from mortgage loans sales	322,286	495,506
Net change in:
Accrued interest receivable	(1,108)	(277)
Prepaid assets	(1,248)	(972)
FDIC indemnification asset	3,177	5,877
Miscellaneous other assets	(7,797)	(666)
Accrued interest payable	(541)	(1,822)
Accrued income taxes	3,187	12,861
Miscellaneous other liabilities	6,138	(4,231)
Net cash provided by operating activities	72,853	71,531
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	137	—
Proceeds from maturities and calls of investment securities held to maturity	1,395	—
Proceeds from maturities and calls of investment securities available for sale	234,765	96,497
Proceeds from calls of other investment securities	—	1,392
Proceeds from sales of other investment securities	24	95
Purchases of investment securities available for sale	(201,130)	(136,554)
Purchases of other investment securities	(660)	—
Net increase in loans	(421,134)	(83,652)
Payment to terminate FDIC Loss Share Agreements	(2,342)	—
Recoveries of loans previously charged off	1,646	1,598
Purchases of premises and equipment	(12,381)	(7,431)
Proceeds from sale of OREO	14,209	16,855
Proceeds from sale of premises and equipment	—	25
Net cash used in investing activities	(385,471)	(111,175)
Cash flows from financing activities:
Net increase in deposits	63,510	206,483
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	52,833	66,361
Repayment of other borrowings	(11)	(46,395)
Common stock issuance	227	207
Common stock repurchase	(4,602)	(1,075)
Dividends paid on common stock	(14,029)	(11,363)
Stock options exercised	808	939
Net cash provided by financing activities	98,736	215,157
Net increase (decrease) in cash and cash equivalents	(213,882)	175,513
Cash and cash equivalents at beginning of period	695,794	417,869
Cash and cash equivalents at end of period	$481,912	$593,382
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$4,735	$7,259
Income taxes	$16,676	$14,410
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $0 and $3,554, respectively; and non-covered of $7,542 and $9,165, respectively)	$7,542	$12,719

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments:  (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently assessing the impact of the new guidance on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued Accounting Standards Update ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 became effective for interim and annual reporting periods beginning after December 15, 2015. ASU 2015-02 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

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

“FDIC purchase and assumption agreement” means that only certain assets and liabilities were acquired by the bank from the FDIC.  A “whole bank acquisition” means that the two parties in the transaction agreed to the transaction, and there was no involvement of the FDIC.  A “whole bank acquisition with FDIC purchase and assumption agreements” means that the two parties in the transaction agreed to the merger, and there were existing FDIC purchase and assumption agreements.  A “branch acquisition” means that the Company purchased specific branches, including certain deposits and loans associated with such branches, from the seller at an agreed upon price.  We refer to the loans acquired by the Bank upon the completion of mergers and acquisitions as “acquired loans.”

Southeastern Bank Financial Corporation Proposed Acquisition

On June 16, 2016, South State Corporation, (“SSB”) entered into an Agreement and Plan of Merger with Southeastern Bank Financial Corporation, a Georgia corporation ("SBFC"), and a bank holding company headquartered in Augusta, Georgia.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, SBFC will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, SBFC's wholly owned bank subsidiary, Georgia Bank & Trust Company of Augusta ("Georgia Bank & Trust"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At June 30, 2016, SBFC reported $1.9 billion in total assets, $1.0 billion in loans and $1.6 billion in deposits.  Georgia Bank & Trust has nine full service branches in Augusta, Georgia, three full service branches in Aiken, South Carolina that serve individuals and businesses and a limited service loan production office in Athens, Georgia.

Under the terms of the merger agreement, SBFC common shareholders will receive aggregate consideration of approximately 4,929,958 shares of SSB common stock.   The common stock consideration is based upon a fixed exchange ratio of 0.7307 shares of SSB common stock for each of the outstanding shares of SBFC common stock.

The transaction is subject to regulatory approvals, the affirmative vote of both SSB’s and SBFC’s shareholders, and other customary closing conditions.  The transaction is expected to close during the first quarter of 2017.

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

(c)— Adjustment reflects the recording of the core deposit intangible on the acquired core deposit accounts.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2016:
State and municipal obligations	$7,921	$310	$—	$8,231
December 31, 2015:
State and municipal obligations	$9,314	$409	$—	$9,723
June 30, 2015:
State and municipal obligations	$9,659	$455	$—	$10,114

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2016:
Government-sponsored entities debt*	$102,985	$107	$—	$103,092
State and municipal obligations	118,400	5,498	(4)	123,894
Mortgage-backed securities**	743,956	14,956	(31)	758,881
Corporate stocks	3,658	356	(271)	3,743
	$968,999	$20,917	$(306)	$989,610
December 31, 2015:
Government-sponsored entities debt*	$163,577	$39	$(1,109)	$162,507
State and municipal obligations	127,293	4,185	(114)	131,364
Mortgage-backed securities**	710,816	4,063	(3,030)	711,849
Corporate stocks	3,673	440	(292)	3,821
	$1,005,359	$8,727	$(4,545)	$1,009,541
June 30, 2015:
Government-sponsored entities debt*	$132,071	$140	$(1,376)	$130,835
State and municipal obligations	133,921	3,199	(421)	136,699
Mortgage-backed securities**	566,625	5,740	(1,443)	570,922
Corporate stocks	3,161	497	(453)	3,205
	$835,778	$9,576	$(3,693)	$841,661

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

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2016:
Federal Home Loan Bank stock	$7,887	$—	$—	$7,887
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,529	$—	$—	$9,529
December 31, 2015:
Federal Home Loan Bank stock	$7,251	$—	$—	$7,251
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$8,893	$—	$—	$8,893
June 30, 2015:
Federal Home Loan Bank stock	$7,389	$—	$—	$7,389
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,031	$—	$—	$9,031

The amortized cost and fair value of debt securities at June 30, 2016 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  Corporate Stocks including equity and preferred stocks with no stated maturity are included in the due after ten years category.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,928	$1,988	$9,110	$9,207
Due after one year through five years	2,984	3,127	114,456	115,614
Due after five years through ten years	3,009	3,116	160,581	165,836
Due after ten years	—	—	684,852	698,953
	$7,921	$8,231	$968,999	$989,610

Information pertaining to the Company’s securities with gross unrealized losses at June 30, 2016, December 31, 2015 and June 30, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2016:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	4	1,356	—	—
Mortgage-backed securities	3	15,786	28	2,447
Corporate stocks	—	—	271	1,471
	$7	$17,142	$299	$3,918
December 31, 2015:
Securities Available for Sale
Government-sponsored entities debt	$717	$88,224	$392	$17,598
State and municipal obligations	9	3,755	105	2,650
Mortgage-backed securities	2,600	347,380	430	23,772
Corporate stocks	—	—	292	1,450
	$3,326	$439,359	$1,219	$45,470
June 30, 2015:
Securities Available for Sale
Government-sponsored entities debt	$513	$47,096	$863	$32,112
State and municipal obligations	203	21,044	218	4,162
Mortgage-backed securities	971	123,935	472	22,240
Corporate stocks	—	—	453	1,779
	$1,687	$192,075	$2,006	$60,293

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of June 30, 2016 continue to perform as scheduled.  All equity securities available for sale in an unrealized loss position as of June 30, 2016 continue to pay dividends. As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$533,219	$401,979	$368,954
Commercial non-owner occupied	586,828	487,777	351,524
Total commercial non-owner occupied real estate	1,120,047	889,756	720,478
Consumer real estate:
Consumer owner occupied	1,109,667	1,018,984	906,973
Home equity loans	345,957	319,255	300,074
Total consumer real estate	1,455,624	1,338,239	1,207,047
Commercial owner occupied real estate	1,083,051	1,033,398	975,701
Commercial and industrial	611,901	503,808	448,247
Other income producing property	181,703	175,848	163,441
Consumer	272,957	233,104	209,544
Other loans	91,592	46,573	63,941
Total non-acquired loans	4,816,875	4,220,726	3,788,399
Less allowance for loan losses	(36,939)	(34,090)	(34,782)
Non-acquired loans, net	$4,779,936	$4,186,636	$3,753,617

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$12,516	$13,849	$17,762
Commercial non-owner occupied	36,904	40,103	43,123
Total commercial non-owner occupied real estate	49,420	53,952	60,885
Consumer real estate:
Consumer owner occupied	466,479	518,107	574,697
Home equity loans	177,946	190,968	210,734
Total consumer real estate	644,425	709,075	785,431
Commercial owner occupied real estate	32,267	39,220	49,334
Commercial and industrial	15,598	25,475	31,762
Other income producing property	44,873	51,169	58,987
Consumer	155,303	170,647	185,273
Total FASB ASC Topic 310-20 acquired loans	$941,886	$1,049,538	$1,171,672

The unamortized discounted related to the acquired non-credit impaired loans totaled $14.0 million, $16.8 million, and $20.2 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$11,260	$12,628	$15,373
Commercial real estate	225,460	255,430	288,756
Commercial real estate—construction and development	48,274	54,272	59,819
Residential real estate	285,518	313,319	348,687
Consumer	64,114	70,734	77,083
Commercial and industrial	27,961	31,193	38,894
Single pay	—	—	58
Total FASB ASC Topic 310-30 acquired loans	662,587	737,576	828,670
Less allowance for loan losses	(3,752)	(3,706)	(4,689)
FASB ASC Topic 310-30 acquired loans, net	$658,835	$733,870	$823,981

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of June 30, 2016, December 31, 2015 and June 30, 2015 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Contractual principal and interest	$861,401	$968,857	$1,093,583
Non-accretable difference	(23,294)	(29,743)	(64,121)
Cash flows expected to be collected	838,107	939,114	1,029,462
Accretable yield	(175,520)	(201,538)	(200,792)
Carrying value	$662,587	$737,576	$828,670
Allowance for acquired loan losses	$(3,752)	$(3,706)	$(4,689)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$733,870	$919,402
Net reductions for payments, foreclosures, and accretion	(74,989)	(98,097)
Change in the allowance for loan losses on acquired loans	(46)	2,676
Balance at end of period, net of allowance for loan losses on acquired loans	$658,835	$823,981

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$201,538	$306,826
Accretion	(39,522)	(51,220)
Reclass of nonaccretable difference due to improvement in expected cash flows	13,146	15,401
Other changes, net	358	(70,215)
Balance at end of period	$175,520	$200,792

In the second quarter of 2016, the accretable yield balance declined by $19.2 million as loan accretion (income) was recognized. This was partially offset by improved expected cash flows of $5.9 million.

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

In determining the acquisition date fair value of acquired credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non-accretable difference to accretable yield and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers and the probability of default that is determined based upon historical data at the loan level.  All acquired loans managed by the Bank’s Special Assets Management Group are reviewed quarterly and assigned a loss given default.  Acquired loans not managed by the Bank’s Special Assets Management Group are reviewed twice a year in a similar method to the Company’s originated portfolio of loans which follow review thresholds based on risk rating categories. In the fourth quarter of 2015, the Company modified its methodology to a more granular approach in determining loss given default on substandard loans with a net book balance between $100,000 and $500,000 by adjusting the loss given default to 90% of the most current collateral valuation based on appraised value. Substandard loans greater than $500,000 were individually assigned loss given defaults each quarter. Trends are reviewed in terms of accrual status, past due status, and weighted-average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool.  Offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.

On June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  The loss share agreements were entered into with the FDIC in 2009, 2010, 2011 and 2012 either by the Bank or by First Federal Bank, acquired by the Bank in July of 2013.  As a result of the termination agreement, all assets previously classified as covered became uncovered effective June 23, 2016, and as a result the Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended June 30, 2016:
Balance at beginning of period	$35,115	$—	$3,877	$38,992
Loans charged-off	(1,557)	(232)	—	(1,789)
Recoveries of loans previously charged off (1)	881	51	—	932
Net charge-offs	(676)	(181)	—	(857)
Provision	2,500	181	47	2,728
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	2,500	181	47	2,728
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(172)	(172)
Balance at end of period	$36,939	$—	$3,752	$40,691
Three Months Ended June 30, 2015:
Balance at beginning of period	$33,538	$—	$4,717	$38,255
Loans charged-off	(1,680)	(558)	—	(2,238)
Recoveries of loans previously charged off (1)	548	25	—	573
Net charge-offs	(1,132)	(533)	—	(1,665)
Provision	2,376	533	236	3,145
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	2,376	533	236	3,145
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(264)	(264)
Balance at end of period	$34,782	$—	$4,689	$39,471

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Six Months Ended June 30, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(3,276)	(529)	—	(3,805)
Recoveries of loans previously charged off (1)	1,645	141	—	1,786
Net charge-offs	(1,631)	(388)	—	(2,019)
Provision	4,480	388	395	5,263
Benefit attributable to FDIC loss share agreements	—	—	23	23
Total provision for loan losses charged to operations	4,480	388	418	5,286
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(349)	(349)
Balance at end of period	$36,939	$—	$3,752	$40,691
Six Months Ended June 30, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(2,676)	(2,369)	—	(5,045)
Recoveries of loans previously charged off (1)	1,598	50	—	1,648
Net charge-offs	(1,078)	(2,319)	—	(3,397)
Provision	1,321	2,319	302	3,942
Benefit attributable to FDIC loss share agreements	—	—	21	21
Total provision for loan losses charged to operations	1,321	2,319	323	3,963
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)
Reduction due to loan removals	—	—	(2,978)	(2,978)
Balance at end of period	$34,782	$—	$4,689	$39,471
(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the allowance for loan losses.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended June 30, 2016
Allowance for loan losses:
Balance, March 31, 2016	$4,482	$3,923	$8,179	$7,345	$3,097	$3,951	$1,802	$1,785	$551	$35,115
Charge-offs	(159)	—	(59)	(129)	(324)	(20)	(7)	(859)	—	(1,557)
Recoveries	442	15	14	17	87	55	35	216	—	881
Provision (benefit)	(100)	718	(131)	297	288	283	(18)	872	291	2,500
Balance, June 30, 2016	$4,665	$4,656	$8,003	$7,530	$3,148	$4,269	$1,812	$2,014	$842	$36,939
Loans individually evaluated for impairment	$751	$202	$67	$55	$38	$14	$376	$4	$—	$1,507
Loans collectively evaluated for impairment	$3,914	$4,454	$7,936	$7,475	$3,110	$4,255	$1,436	$2,010	$842	$35,432
Loans:
Loans individually evaluated for impairment	$4,093	$1,219	$6,972	$3,967	$2,177	$767	$5,000	$128	$—	$24,323
Loans collectively evaluated for impairment	529,126	585,609	1,076,079	1,105,700	343,780	611,134	176,703	272,829	91,592	4,792,552
Total non-acquired loans	$533,219	$586,828	$1,083,051	$1,109,667	$345,957	$611,901	$181,703	$272,957	$91,592	$4,816,875
Three Months Ended June 30, 2015
Allowance for loan losses:
Balance , March 31, 2015	$5,399	$3,131	$7,871	$7,041	$2,785	$3,460	$1,980	$1,422	$449	$33,538
Charge-offs	(55)	(72)	(546)	(44)	(122)	(116)	(11)	(714)	—	(1,680)
Recoveries	94	21	9	20	67	67	55	215	—	548
Provision (benefit)	(440)	(42)	1,350	108	138	572	(5)	685	10	2,376
Balance, June 30, 2015	$4,998	$3,038	$8,684	$7,125	$2,868	$3,983	$2,019	$1,608	$459	$34,782
Loans individually evaluated for impairment	$591	$27	$81	$118	$1	$19	$472	$2	$—	$1,311
Loans collectively evaluated for impairment	$4,407	$3,011	$8,603	$7,007	$2,867	$3,964	$1,547	$1,606	$459	$33,471
Loans:
Loans individually evaluated for impairment	$5,110	$2,610	$10,971	$6,322	$234	$1,011	$4,789	$69	$—	$31,116
Loans collectively evaluated for impairment	363,844	348,914	964,730	900,651	299,840	447,236	158,652	209,475	63,941	3,757,283
Total non-acquired loans	$368,954	$351,524	$975,701	$906,973	$300,074	$448,247	$163,441	$209,544	$63,941	$3,788,399

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	(159)	—	(101)	(129)	(767)	(327)	(7)	(1,786)	—	(3,276)
Recoveries	607	31	21	98	175	103	39	571	—	1,645
Provision (benefit)	101	1,057	(258)	349	811	519	(183)	1,535	549	4,480
Balance, June 30, 2016	$4,665	$4,656	$8,003	$7,530	$3,148	$4,269	$1,812	$2,014	$842	$36,939
Six Months Ended June 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(100)	(83)	(552)	(44)	(208)	(255)	(13)	(1,421)	—	(2,676)
Recoveries	134	29	16	45	110	666	66	532	—	1,598
Provision (benefit)	(702)	(62)	805	258	137	11	(266)	1,130	10	1,321
Balance, June 30, 2015	$4,998	$3,038	$8,684	$7,125	$2,868	$3,983	$2,019	$1,608	$459	$34,782

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(42)	(4)	—	(186)	(232)
Recoveries	1	—	—	3	24	—	—	23	51
Provision (benefit)	(1)	—	—	(3)	18	4	—	163	181
Balance, June 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	12,516	36,904	32,267	466,479	177,946	15,598	44,873	155,303	941,886
Total acquired non-credit impaired loans	$12,516	$36,904	$32,267	$466,479	$177,946	$15,598	$44,873	$155,303	$941,886
Three Months Ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(39)	(331)	(10)	—	(178)	(558)
Recoveries	1	—	—	—	14	10	—	—	25
Provision (benefit)	(1)	—	—	39	317	—	—	178	533
Balance, June 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	17,762	43,123	49,334	574,697	210,734	31,762	58,987	185,273	1,171,672
Total acquired non-credit impaired loans	$17,762	$43,123	$49,334	$574,697	$210,734	$31,762	$58,987	$185,273	$1,171,672

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(186)	(7)	—	(336)	(529)
Recoveries	2	—	—	6	108	2	1	22	141
Provision (benefit)	(2)	—	—	(6)	78	5	(1)	314	388
Balance, June 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(367)	(1,381)	(113)	(4)	(504)	(2,369)
Recoveries	2	—	—	5	17	15	1	10	50
Provision (benefit)	(2)	—	—	362	1,364	98	3	494	2,319
Balance, June 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three Months Ended June 30, 2016
Allowance for loan losses:
Balance, March 31, 2016	$—	$46	$154	$2,863	$606	$208	$—	$3,877
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	—	—	(165)	217	(5)	—	47
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	—	—	—	(165)	217	(5)	—	47
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	(11)	(3)	(106)	(45)	(7)	—	(172)
Balance, June 30, 2016	$—	$35	$151	$2,592	$778	$196	$—	$3,752
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$35	$151	$2,592	$778	$196	$—	$3,752
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	11,260	225,460	48,274	285,518	64,114	27,961	—	662,587
Total acquired credit impaired loans	$11,260	$225,460	$48,274	$285,518	$64,114	$27,961	$—	$662,587

Three Months Ended June 30, 2015
Allowance for loan losses:
Balance , March 31, 2015	$(64)	$549	$400	$3,320	$244	$219	$49	$4,717
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	—	1	2	233	—	—	236
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	—	—	1	2	233	—	—	236
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	(2)	(17)	(57)	(138)	(28)	(22)	—	(264)
Balance, June 30, 2015	$(66)	$532	$344	$3,184	$449	$197	$49	$4,689
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$(66)	$532	$344	$3,184	$449	$197	$49	$4,689
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	15,373	288,756	59,819	348,687	77,083	38,894	58	828,670
Total acquired credit impaired loans	$15,373	$288,756	$59,819	$348,687	$77,083	$38,894	$58	$828,670

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	1	—	(180)	534	40	—	395
Benefit attributable to FDIC loss share agreements	—	—	—	23	—	—	—	23
Total provision for loan losses charged to operations	—	1	—	(157)	534	40	—	418
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	—	(22)	(26)	(214)	(69)	(18)	—	(349)
Balance, June 30, 2016	$—	$35	$151	$2,592	$778	$196	$—	$3,752
Six Months Ended June 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	3	10	21	391	(122)	(1)	302
Benefit attributable to FDIC loss share agreements	—	—	—	—	(107)	127	1	21
Total provision for loan losses charged to operations	—	3	10	21	284	5	—	323
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	107	(127)	(1)	(21)
Reduction due to loan removals	(201)	(915)	(2)	(1,224)	(217)	(399)	(20)	(2,978)
Balance, June 30, 2015	$(66)	$532	$344	$3,184	$449	$197	$49	$4,689

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$518,537	$382,167	$344,314	$569,815	$471,466	$331,279	$1,041,512	$994,442	$927,678
Special mention	9,230	13,633	16,561	14,859	13,912	16,885	31,631	29,478	34,974
Substandard	5,452	6,179	8,079	2,154	2,399	3,360	9,908	9,478	13,049
Doubtful	—	—	—	—	—	—	—	—	—
	$533,219	$401,979	$368,954	$586,828	$487,777	$351,524	$1,083,051	$1,033,398	$975,701

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$596,879	$497,572	$442,354	$167,122	$163,975	$149,937	$2,893,865	$2,509,622	$2,195,562
Special mention	13,441	4,472	4,497	12,039	8,047	9,331	81,200	69,542	82,248
Substandard	1,581	1,764	1,396	2,542	3,826	4,173	21,637	23,646	30,057
Doubtful	—	—	—	—	—	—	—	—	—
	$611,901	$503,808	$448,247	$181,703	$175,848	$163,441	$2,996,702	$2,602,810	$2,307,867

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$1,078,749	$984,780	$870,005	$330,270	$304,744	$286,603	$271,253	$231,294	$207,964
Special mention	17,814	17,777	18,679	8,341	8,171	7,634	752	771	894
Substandard	13,104	16,427	18,289	7,346	6,318	5,815	952	1,039	686
Doubtful	—	—	—	—	22	22	—	—	—
	$1,109,667	$1,018,984	$906,973	$345,957	$319,255	$300,074	$272,957	$233,104	$209,544

	Other			Consumer Total
	June 30, 2016	December 31, 2015	June 30, 2015	June 30, 2016	December 31, 2015	June 30, 2015
Pass	$91,592	$46,573	$63,941	$1,771,864	$1,567,391	$1,428,513
Special mention	—	—	—	26,907	26,719	27,207
Substandard	—	—	—	21,402	23,784	24,790
Doubtful	—	—	—	—	22	22
	$91,592	$46,573	$63,941	$1,820,173	$1,617,916	$1,480,532

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Pass	$4,665,729	$4,077,013	$3,624,075
Special mention	108,107	96,261	109,455
Substandard	43,039	47,430	54,847
Doubtful	—	22	22
	$4,816,875	$4,220,726	$3,788,399

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$11,432	$12,935	$16,454	$30,621	$33,485	$36,441	$31,739	$38,623	$49,217
Special mention	230	109	118	371	637	408	222	377	78
Substandard	854	805	1,190	5,912	5,981	6,274	306	220	39
Doubtful	—	—	—	—	—	—	—	—	—
	$12,516	$13,849	$17,762	$36,904	$40,103	$43,123	$32,267	$39,220	$49,334

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$14,645	$24,621	$30,641	$43,869	$49,783	$57,578	$132,306	$159,447	$190,331
Special mention	129	166	384	279	592	439	1,231	1,881	1,427
Substandard	824	688	737	725	794	970	8,621	8,488	9,210
Doubtful	—	—	—	—	—	—	—	—	—
	$15,598	$25,475	$31,762	$44,873	$51,169	$58,987	$142,158	$169,816	$200,968

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$463,107	$514,817	$569,080	$168,079	$180,472	$197,804	$152,399	$167,399	$182,254
Special mention	744	557	1,518	5,330	4,202	5,482	600	729	614
Substandard	2,628	2,733	4,099	4,537	6,294	7,448	2,304	2,519	2,405
Doubtful	—	—	—	—	—	—	—	—	—
	$466,479	$518,107	$574,697	$177,946	$190,968	$210,734	$155,303	$170,647	$185,273

	Consumer Total
	June 30,	December 31,	June 30,
	2016	2015	2015
Pass	$783,585	$862,688	$949,138
Special mention	6,674	5,488	7,614
Substandard	9,469	11,546	13,952
Doubtful	—	—	—
	$799,728	$879,722	$970,704

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Pass	$915,891	$1,022,135	$1,139,469
Special mention	7,905	7,369	9,041
Substandard	18,090	20,034	23,162
Doubtful	—	—	—
	$941,886	$1,049,538	$1,171,672

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 22):

	Commercial Loans Greater						Commercial Real Estate—
	Than or Equal to						Construction and
	$1 million-CBT			Commercial Real Estate			Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$9,891	$11,238	$11,134	$168,431	$177,656	$188,260	$21,729	$26,308	$27,777
Special mention	1,014	1,018	1,044	32,446	37,607	31,654	14,194	14,532	12,666
Substandard	355	372	3,195	24,583	40,167	68,842	12,351	13,432	19,376
Doubtful	—	—	—	—	—	—	—	—	—
	$11,260	$12,628	$15,373	$225,460	$255,430	$288,756	$48,274	$54,272	$59,819

	Residential Real Estate			Consumer			Commercial & Industrial
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$152,575	$166,309	$174,893	$9,379	$10,703	$6,099	$19,296	$22,358	$23,956
Special mention	56,845	63,341	68,017	21,401	23,331	27,079	4,598	2,549	2,428
Substandard	76,098	83,669	105,777	33,334	36,700	43,905	4,067	6,286	12,510
Doubtful	—	—	—	—	—	—	—	—	—
	$285,518	$313,319	$348,687	$64,114	$70,734	$77,083	$27,961	$31,193	$38,894

				Total Acquired
	Single Pay			Credit Impaired Loans
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2016	2015	2015	2016	2015	2015
Pass	$—	$—	$43	$381,301	$414,572	$432,162
Special mention	—	—	—	130,498	142,378	142,888
Substandard	—	—	15	150,788	180,626	253,620
Doubtful	—	—	—	—	—	—
	$—	$—	$58	$662,587	$737,576	$828,670

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.  In an FDIC-assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans.  Note that all covered acquired loans are now uncovered due to the early termination agreement with the FDIC on June 23, 2016.

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2016
Commercial real estate:
Construction and land development	$332	$192	$1,063	$1,587	$531,632	$533,219
Commercial non-owner occupied	2,511	—	137	2,648	584,180	586,828
Commercial owner occupied	1,897	164	1,563	3,624	1,079,427	1,083,051
Consumer real estate:
Consumer owner occupied	1,338	968	2,584	4,890	1,104,777	1,109,667
Home equity loans	1,113	443	1,154	2,710	343,247	345,957
Commercial and industrial	473	48	544	1,065	610,836	611,901
Other income producing property	517	614	176	1,307	180,396	181,703
Consumer	527	57	240	824	272,133	272,957
Other loans	—	—	—	—	91,592	91,592
	$8,708	$2,486	$7,461	$18,655	$4,798,220	$4,816,875
December 31, 2015
Commercial real estate:
Construction and land development	$323	$136	$915	$1,374	$400,605	$401,979
Commercial non-owner occupied	867	—	184	1,051	486,726	487,777
Commercial owner occupied	1,269	608	1,530	3,407	1,029,991	1,033,398
Consumer real estate:
Consumer owner occupied	1,503	308	3,149	4,960	1,014,024	1,018,984
Home equity loans	899	1,046	598	2,543	316,712	319,255
Commercial and industrial	173	166	234	573	503,235	503,808
Other income producing property	241	207	275	723	175,125	175,848
Consumer	351	136	395	882	232,222	233,104
Other loans	48	43	64	155	46,418	46,573
	$5,674	$2,650	$7,344	$15,668	$4,205,058	$4,220,726
June 30, 2015
Commercial real estate:
Construction and land development	$230	$88	$1,345	$1,663	$367,291	$368,954
Commercial non-owner occupied	1,058	430	1,604	3,092	348,432	351,524
Commercial owner occupied	2,061	724	4,211	6,996	968,705	975,701
Consumer real estate:
Consumer owner occupied	1,523	1,290	2,733	5,546	901,427	906,973
Home equity loans	803	62	480	1,345	298,729	300,074
Commercial and industrial	156	241	274	671	447,576	448,247
Other income producing property	31	196	716	943	162,498	163,441
Consumer	265	22	243	530	209,014	209,544
Other loans	79	31	41	151	63,790	63,941
	$6,206	$3,084	$11,647	$20,937	$3,767,462	$3,788,399

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2016
Commercial real estate:
Construction and land development	$—	$181	$21	$202	$12,314	$12,516
Commercial non-owner occupied	—	—	—	—	36,904	36,904
Commercial owner occupied	—	—	306	306	31,961	32,267
Consumer real estate:
Consumer owner occupied	487	210	200	897	465,582	466,479
Home equity loans	234	98	1,132	1,464	176,482	177,946
Commercial and industrial	8	9	—	17	15,581	15,598
Other income producing property	—	—	—	—	44,873	44,873
Consumer	508	116	552	1,176	154,127	155,303
	$1,237	$614	$2,211	$4,062	$937,824	$941,886
December 31, 2015
Commercial real estate:
Construction and land development	$—	$21	$48	$69	$13,780	$13,849
Commercial non-owner occupied	—	—	—	—	40,103	40,103
Commercial owner occupied	120	176	44	340	38,880	39,220
Consumer real estate:
Consumer owner occupied	694	4	688	1,386	516,721	518,107
Home equity loans	897	412	482	1,791	189,177	190,968
Commercial and industrial	1	1	5	7	25,468	25,475
Other income producing property	—	—	7	7	51,162	51,169
Consumer	257	270	797	1,324	169,323	170,647
	$1,969	$884	$2,071	$4,924	$1,044,614	$1,049,538
June 30, 2015
Commercial real estate:
Construction and land development	$1	$39	$—	$40	$17,722	$17,762
Commercial non-owner occupied	—	—	—	—	43,123	43,123
Commercial owner occupied	380	—	39	419	48,915	49,334
Consumer real estate:
Consumer owner occupied	826	105	2,300	3,231	571,466	574,697
Home equity loans	591	164	577	1,332	209,402	210,734
Commercial and industrial	4	—	220	224	31,538	31,762
Other income producing property	109	—	89	198	58,789	58,987
Consumer	427	112	598	1,137	184,136	185,273
	$2,338	$420	$3,823	$6,581	$1,165,091	$1,171,672

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$11,260	$11,260
Commercial real estate	357	279	4,018	4,654	220,806	225,460
Commercial real estate—construction and development	507	43	1,976	2,526	45,748	48,274
Residential real estate	4,585	1,695	6,199	12,479	273,039	285,518
Consumer	926	222	1,676	2,824	61,290	64,114
Commercial and industrial	26	90	648	764	27,197	27,961
Single pay	—	—	—	—	—	—
	$6,401	$2,329	$14,517	$23,247	$639,340	$662,587
December 31, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,628	$12,628
Commercial real estate	1,118	426	5,624	7,168	248,262	255,430
Commercial real estate—construction and development	784	367	2,162	3,313	50,959	54,272
Residential real estate	4,705	1,155	8,095	13,955	299,364	313,319
Consumer	1,756	380	2,085	4,221	66,513	70,734
Commercial and industrial	272	137	846	1,255	29,938	31,193
Single pay	—	—	—	—	—	—
	$8,635	$2,465	$18,812	$29,912	$707,664	$737,576
June 30, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$2,630	$2,630	$12,743	$15,373
Commercial real estate	1,617	120	11,590	13,327	275,429	288,756
Commercial real estate—construction and development	1,900	300	4,941	7,141	52,678	59,819
Residential real estate	4,458	1,929	11,802	18,189	330,498	348,687
Consumer	1,696	775	2,332	4,803	72,280	77,083
Commercial and industrial	748	277	4,894	5,919	32,975	38,894
Single pay	—	—	—	—	58	58
	$10,419	$3,401	$38,189	$52,009	$776,661	$828,670

The following is a summary of information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
June 30, 2016
Commercial real estate:
Construction and land development	$8,286	$798	$3,295	$4,093	$752
Commercial non-owner occupied	1,669	337	882	1,219	202
Commercial owner occupied	10,784	4,988	1,984	6,972	67
Consumer real estate:
Consumer owner occupied	5,420	2,333	1,634	3,967	55
Home equity loans	3,024	812	1,365	2,177	38
Commercial and industrial	1,891	259	508	767	14
Other income producing property	5,838	492	4,508	5,000	375
Consumer	334	—	128	128	4
Other loans	—	—	—	—	—
Total	$37,246	$10,019	$14,304	$24,323	$1,507
December 31, 2015
Commercial real estate:
Construction and land development	$9,931	$1,004	$5,276	$6,280	$615
Commercial non-owner occupied	2,909	233	1,219	1,452	34
Commercial owner occupied	11,516	4,134	3,591	7,725	101
Consumer real estate:
Consumer owner occupied	9,001	3,505	4,044	7,549	138
Home equity loans	483	186	123	309	3
Commercial and industrial	2,641	273	1,214	1,487	279
Other income producing property	5,763	112	4,779	4,891	422
Consumer	155	—	102	102	3
Other loans	611	—	423	423	12
Total	$43,010	$9,447	$20,771	$30,218	$1,607
June 30, 2015
Commercial real estate:
Construction and land development	$7,728	$1,721	$3,389	$5,110	$591
Commercial non-owner occupied	3,987	1,649	961	2,610	27
Commercial owner occupied	15,589	7,301	3,670	10,971	81
Consumer real estate:
Consumer owner occupied	7,157	3,738	2,584	6,322	118
Home equity loans	347	198	36	234	1
Commercial and industrial	1,903	309	702	1,011	19
Other income producing property	5,620	122	4,667	4,789	472
Consumer	117	—	69	69	2
Total	$42,448	$15,038	$16,078	$31,116	$1,311

Acquired credit impaired loans are accounted for in pools as shown on page 17 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended June 30,
	2016		2015
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$5,182	$8	$5,258	$30
Commercial non-owner occupied	1,177	11	3,188	13
Commercial owner occupied	7,337	6	9,634	134
Consumer real estate:
Consumer owner occupied	5,805	—	6,707	25
Home equity loans	2,680	4	242	1
Commercial and industrial	822	6	959	11
Other income producing property	5,197	23	4,728	43
Consumer	135	—	66	—
Other loans	423	—	—	—
Total Impaired Loans	$28,758	$58	$30,782	$257

	Six Months Ended June 30,
	2016		2015
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$5,187	$57	$4,981	$54
Commercial non-owner occupied	1,335	26	3,110	25
Commercial owner occupied	7,348	80	10,065	166
Consumer real estate:
Consumer owner occupied	5,758	46	4,644	53
Home equity loans	1,243	12	132	3
Commercial and industrial	1,127	85	960	18
Other income producing property	4,946	30	5,143	79
Consumer	115	1	65	1
Other loans	211	2	—	—
Total Impaired Loans	$27,270	$339	$29,100	$399

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Commercial non-owner occupied real estate:
Construction and land development	$1,080	$1,090	$1,976
Commercial non-owner occupied	528	184	1,145
Total commercial non-owner occupied real estate	1,608	1,274	3,121
Consumer real estate:
Consumer owner occupied	6,705	7,766	6,398
Home equity loans	2,386	1,769	1,198
Total consumer real estate	9,091	9,535	7,596
Commercial owner occupied real estate	2,242	3,056	3,421
Commercial and industrial	360	515	497
Other income producing property	1,007	746	922
Consumer	763	659	337
Restructured loans	2,851	2,662	8,193
Total loans on nonaccrual status	$17,922	$18,447	$24,087

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Commercial non-owner occupied real estate:
Construction and land development	$99	$37	$—
Commercial non-owner occupied	—	—	100
Total commercial non-owner occupied real estate	99	37	100
Consumer real estate:
Consumer owner occupied	1,056	976	2,346
Home equity loans	1,607	1,103	1,082
Total consumer real estate	2,663	2,079	3,428
Commercial owner occupied real estate	306	44	39
Commercial and industrial	1	1	226
Other income producing property	153	168	302
Consumer	1,216	1,435	1,078
Total loans on nonaccrual status	$4,438	$3,764	$5,173

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the three and six months ended June 30, 2016 and 2015, the Company’s TDR’s were not material.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$4,401	$22,161
Decrease in expected losses on loans	(23)	(21)
Additional recoveries on OREO	(1,736)	(2,430)
Reimbursable expenses	71	587
Amortization of discounts and premiums, net	(1,475)	(5,249)
Payments to (from) FDIC	853	(4,013)
Termination of Loss Share Agreement	(2,091)	—
Balance at end of period	$—	$11,035

As noted above, on June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  The Bank recorded a pre-tax charge of $4.4 million, which resulted from a $2.3 million payment to the FDIC as consideration for the early termination, plus the amortization of the remaining FDIC indemnification asset of $2.1 million, net of the clawback, as of March 31, 2016.  The entire pre-tax charge was recorded in noninterest income through Amortization of the FDIC indemnification asset for the three and six months ended June 30, 2016.

During 2016, the Bank paid a net $853,000 to the FDIC, prior to the termination of the agreements.  The indemnification asset was amortized through March 31, 2016.  All assets previously classified as covered became uncovered effective June 23,2016, and as a result the Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.  As of the termination date, covered loans totaled $87.4 million and covered other real estate owned totaled $3.0 million.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Six Months Ended June 30,
	2016			2015
		Covered			Covered
(Dollars in thousands)	OREO	OREO	Total	OREO	OREO	Total
Beginning balance	$24,803	$5,751	$30,554	$26,499	$16,227	$42,726
Additions	5,391	2,151	7,542	9,165	3,554	12,719
Transfers	4,222	(4,222)	—	2,245	(2,245)	—
Writedowns	(812)	(2,131)	(2,943)	(1,517)	(2,797)	(4,314)
Sold	(11,177)	(1,549)	(12,726)	(9,522)	(6,567)	(16,089)
Ending Balance	$22,427	$—	$22,427	$26,870	$8,172	$35,042

As noted above, on June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  The covered OREO shown above was presented net of the related fair value discount, and the activity reflected for the covered assets is prior to the early termination of the FDIC loss share agreements.  All remaining OREO previously classified as covered became uncovered during the second quarter of 2016, which consisted of 17 properties with a carrying value of $4.2 million as of March 31, 2016.

At June 30, 2016, there were a total of 103 properties included in OREO of which none were covered.  This compares to 162 properties included in OREO, with 133 uncovered and 29 covered by loss share agreements with the FDIC, at June 30, 2015.  At June 30, 2016, the Company had $2.7 million in residential real estate included in OREO and $6.7 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Certificates of deposit	$962,759	$1,092,750	$1,137,553
Interest-bearing demand deposits	3,307,292	3,293,942	2,994,228
Non-interest bearing demand deposits	2,117,246	1,976,480	1,844,973
Savings deposits	772,463	735,961	687,292
Other time deposits	4,166	1,295	3,482
Total deposits	$7,163,926	$7,100,428	$6,667,528

At June 30, 2016, December 31, 2015, and June 30, 2015, the Company had $95.5 million, $114.9 million, and $136.3 million in certificates of deposits of $250,000 and greater, respectively.  At June 30, 2016, December 31, 2015, and June 30, 2015, the Company had $5.5 million, $18.9 million and $19.4 million, in traditional, out-of-market brokered deposits, respectively.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2016.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest cost	$(283)	$(254)	$(566)	$(508)
Expected return on plan assets	534	517	1,068	1,034
Recognized net actuarial loss	(204)	(225)	(408)	(450)
Net periodic pension benefit	$47	$38	$94	$76

The Company did not contribute to the pension plan for the three and six months ended June 30, 2016, and does not expect to make any additional contributions during the remainder of 2016.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Effective January 1, 2015, employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s 2015 financial goals and payable the first quarter of 2016. The Company expensed $1.4 million and $1.3 million for the 401(k) plan during the three months ended June 30, 2016 and 2015, respectively. The Company expensed $2.8 million and $2.6 million for the 401(k) plan during the six months ended June 30, 2016 and 2015, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except for per share amounts)	2016	2015	2016	2015
Basic earnings per common share:
Net income	$24,516	$24,872	$49,010	$48,798
Weighted-average basic common shares	23,995	23,981	23,977	23,947
Basic earnings per common share	$1.02	$1.04	$2.04	$2.04
Diluted earnings per share:
Net income	$24,516	$24,872	$49,010	$48,798
Weighted-average basic common shares	23,995	23,981	23,977	23,947
Effect of dilutive securities	242	277	228	267
Weighted-average dilutive shares	24,237	24,258	24,205	24,214
Diluted earnings per common share	$1.01	$1.03	$2.02	$2.02

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2016			2015			2016			2015
Number of shares			72,480			46,798			72,480			47,865
Range of exercise prices	$61.42	to	$69.48	$61.42	to	$66.32	$61.42	to	$69.48	$61.42	to	$66.32

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

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life (Yrs.)	Value(000's)
Outstanding at January 1	285,405	$38.85
Granted	25,682	63.79
Exercised	(23,573)	33.45
Forfeited	(1,025)	35.20
Outstanding at June 30	286,489	41.54	4.76	$7,597
Exercisable at June 30	225,712	36.18	3.71	$7,194
Weighted-average fair value of options granted during the year	$ 25.19

	Six months ended June 30,
	2016		2015
Dividend yield	1.60%		1.40%
Expected life	8.5	years	8.5	years
Expected volatility	40.6%		40.9%
Risk-free interest rate	1.90%		1.79%

As of June 30, 2016, there was $1.2 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.6 years as of June 30, 2016.  The total fair value of shares vested during the six months ended June 30, 2016 was $455,000.

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

Nonvested restricted stock for the six months ended June 30, 2016 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1 2016	218,282	$44.56
Granted	40,256	67.06
Vested	(63,100)	36.97
Forfeited	(700)	47.18
Nonvested at June 30, 2016	194,738	51.74

As of June 30, 2016, there was $6.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.48 years as of June 30, 2016.  The total fair value of shares vested during the six months ended June 30, 2016 was $2.5 million.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Some performance RSU grants contain a three year performance period, and others contain a one year performance period and a time vested requirement (generally four years from grant date).  The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period.  Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met.  For the six months ended June 30, 2016, the Company accrued for 99% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the six months ended June 30, 2016 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2016	79,789	$64.66
Granted	68,842	65.23
Nonvested at June 30, 2016	148,631	64.93

As of June 30, 2016, there was $5.6 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.69 years as of June 30, 2016.  The total fair value of RSUs vested during the six months ended June 30, 2016 was $1.8 million.  On January 20, 2016, 35,903 vested restricted stock units were issued to the participants in the 2013 Long-Term Incentive Plan.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2016, commitments to extend credit and standby letters of credit totaled $1.6 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the fair value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are recurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2016, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016:
Assets
Derivative financial instruments	$3,257	$—	$3,257	$—
Loans held for sale	48,926	—	48,926	—
Securities available for sale:
Government-sponsored entities debt	103,092	—	103,092	—
State and municipal obligations	123,894	—	123,894	—
Mortgage-backed securities	758,881	—	758,881	—
Corporate stocks	3,743	2,518	1,225	—
Total securities available for sale	989,610	2,518	987,092	—
Mortgage servicing rights	22,350	—	—	22,350
	$1,064,143	$2,518	$1,039,275	$22,350
Liabilities
Derivative financial instruments	$2,213	$—	$2,213	$—

December 31, 2015:
Assets
Derivative financial instruments	$1,415	$—	$1,415	$—
Loans held for sale	41,649	—	41,649	—
Securities available for sale:
Government-sponsored entities debt	162,507	—	162,507	—
State and municipal obligations	131,364	—	131,364	—
Mortgage-backed securities	711,849	—	711,849	—
Corporate stocks	3,821	2,596	1,225	—
Total securities available for sale	1,009,541	2,596	1,006,945	—
Mortgage servicing rights	26,202	—	—	26,202
	$1,078,807	$2,596	$1,050,009	$26,202
Liabilities
Derivative financial instruments	$838	$—	$838	$—

June 30, 2015:
Assets
Derivative financial instruments	$2,574	$—	$2,574	$—
Loans held for sale	73,055	—	73,055	—
Securities available for sale:
Government-sponsored entities debt	$130,835	$—	$130,835	$—
State and municipal obligations	136,699	—	136,699	—
Mortgage-backed securities	570,922	—	570,922	—
Corporate stocks	3,205	2,980	225	—
Total securities available for sale	841,661	2,980	838,681	—
Mortgage servicing rights	25,325	—	—	25,325
	$942,615	$2,980	$914,310	$25,325
Liabilities
Derivative financial instruments	$1,228	$—	$1,228	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2016.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2016	$26,202	$—
Servicing assets that resulted from transfers of financial assets	2,393	—
Changes in fair value due to valuation inputs or assumptions	(4,476)	—
Changes in fair value due to increased principal paydowns	(1,769)	—
Fair value , June 30, 2016	$22,350	$—

Fair value, January 1, 2015	$21,601	$—
Servicing assets that resulted from transfers of financial assets	3,921	—
Changes in fair value due to valuation inputs or assumptions	1,539	—
Changes in fair value due to increased principal paydowns	(1,736)	—
Fair value, June 30, 2015	$25,325	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2016 or 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016:
OREO	$22,427	$—	$—	$22,427
Non-acquired impaired loans	3,515	—	—	3,515
December 31, 2015:
OREO	$30,554	$—	$—	$30,554
Non-acquired impaired loans	13,355	—	—	13,355
June 30, 2015:
OREO	$35,042	$—	$—	$35,042
Non-acquired impaired loans	10,079	—	—	10,079

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			June 30,	December 31,	June 30,
	Valuation Technique	Unobservable Input	2016	2015	2015
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	6%	6%	4%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	17%	16%	18%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016, December 31, 2015 and June 30, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2016
Financial assets:
Cash and cash equivalents	$481,912	$481,912	$481,912	$—	$—
Investment securities	1,007,060	1,007,370	12,047	995,323	—
Loans held for sale	48,926	48,926	—	48,926	—
Loans, net of allowance for loan losses	6,380,657	6,591,596	—	—	6,591,596
FDIC receivable for loss share agreements	—	—	—	—	—
Accrued interest receivable	18,191	18,191	—	3,941	14,250
Mortgage servicing rights	22,350	22,350	—	—	22,350
Other derivative financial instruments (mortgage banking related)	3,257	3,257	—	3,257	—
Financial liabilities:
Deposits	7,163,926	6,980,410	—	6,980,410	—
Federal funds purchased and securities sold under agreements to repurchase	341,064	341,064	—	341,064	—
Other borrowings	55,254	49,499	—	49,499	—
Accrued interest payable	1,649	1,649	—	1,649	—
Interest rate swap - cash flow hedge	776	776	—	776	—
Other derivative financial instruments (mortgage banking related)	1,437	1,437	—	1,437	—
Off balance sheet financial instruments:
Commitments to extend credit	—	53,838	—	53,838	—
Standby letters of credit and financial guarantees	—	—	—	—	—
December 31, 2015
Financial assets:
Cash and cash equivalents	$695,794	$695,794	$695,794	$—	$—
Investment securities	1,027,748	1,028,157	11,489	1,016,668	—
Loans held for sale	41,649	41,649	—	41,649	—
Loans, net of allowance for loan losses	5,970,044	6,068,252	—	—	6,068,252
FDIC receivable for loss share agreements	4,401	(2,452)	—	—	(2,452)
Accrued interest receivable	17,083	17,083	—	3,883	13,200
Mortgage servicing rights	26,202	26,202	—	—	26,202
Other derivative financial instruments (mortgage banking related)	1,415	1,415	—	1,415	—
Financial liabilities:
Deposits	7,100,428	6,785,911	—	6,785,911	—
Federal funds purchased and securities sold under agreements to repurchase	288,231	288,231	—	288,231	—
Other borrowings	55,158	49,762	—	49,762	—
Accrued interest payable	2,190	2,190	—	2,190	—
Interest rate swap - cash flow hedge	718	718	—	718	—
Other derivative financial instruments (mortgage banking related)	120	120	—	120	—
Off balance sheet financial instruments:
Commitments to extend credit	—	23,927	—	23,927	—
Standby letters of credit and financial guarantees	—	—	—	—	—
June 30, 2015
Financial assets:
Cash and cash equivalents	$593,382	$593,382	$593,382	$—	$—
Investment securities	860,351	860,806	12,011	848,795	—
Loans held for sale	73,055	73,055	—	73,055	—
Loans, net of allowance for loan losses	5,749,270	5,805,702	—	—	5,805,702
FDIC receivable for loss share agreements	11,035	2,615	—	—	2,615
Accrued interest receivable	16,643	16,643	—	3,605	13,038
Mortgage servicing rights	25,325	25,325	—	—	25,325
Interest rate swap - non-designated hedge	156	156	—	156	—
Other derivative financial instruments (mortgage banking related)	2,418	2,418	—	2,418	—
Financial liabilities:
Deposits	6,667,528	6,372,390	—	6,372,390	—
Federal funds purchased and securities sold under agreements to repurchase	287,903	287,903	—	287,903	—
Other borrowings	55,055	50,714	—	50,714	—
Accrued interest payable	2,489	2,489	—	2,489	—
Interest rate swap - cash flow hedge	806	806	—	806	—
Interest rate swap - non-designated hedge	156	156	—	156	—
Other derivative financial instruments (mortgage banking related)	266	266	—	266	—
Off balance sheet financial instruments:
Commitments to extend credit	—	31,401	—	31,401	—
Standby letters of credit and financial guarantees	—	—	—	—	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended June 30, 2016
Balance at March 31, 2016	$(5,889)	$9,887	$(493)	$3,505
Other comprehensive income (loss) before reclassifications	—	2,865	(28)	2,837
Amounts reclassified from accumulated other comprehensive income (loss)	126	—	42	168
Net comprehensive income	126	2,865	14	3,005
Balance at June 30, 2016	$(5,763)	$12,752	$(479)	$6,510

Three Months Ended June 30, 2015
Balance at March 31, 2016	$(5,175)	$8,730	$(557)	$2,998
Other comprehensive income (loss) before reclassifications	—	(5,126)	18	(5,108)
Amounts reclassified from accumulated other comprehensive income (loss)	139	—	40	179
Net comprehensive income (loss)	139	(5,126)	58	(4,929)
Balance at June 30, 2015	$(5,036)	$3,604	$(499)	$(1,931)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(6,015)	$2,588	$(444)	$(3,871)
Other comprehensive income (loss) before reclassifications	—	10,240	(123)	10,117
Amounts reclassified from accumulated other comprehensive income (loss)	252	(76)	88	264
Net comprehensive income (loss)	252	10,164	(35)	10,381
Balance at June 30, 2016	$(5,763)	$12,752	$(479)	$6,510

Six Months Ended June 30, 2015
Balance at December 31, 2014	$(5,315)	$5,467	$(529)	$(377)
Other comprehensive loss before reclassifications	—	(1,863)	(57)	(1,920)
Amounts reclassified from accumulated other comprehensive income (loss)	279	—	87	366
Net comprehensive income (loss)	279	(1,863)	30	(1,554)
Balance at June 30, 2015	$(5,036)	$3,604	$(499)	$(1,931)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2016	2015	2016	2015	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$68	$64	$142	$140	Interest expense
	(26)	(24)	(54)	(53)	Provision for income taxes
	42	40	88	87	Net income
Gains on sales of available for sale securities:
	$—	$—	$(122)	$—	Other noninterest income
	—	—	46	—	Provision for income taxes
	—	—	(76)	—	Net income
Amortization of defined benefit pension:
Actuarial losses	$204	$225	$408	$450	Salaries and employee benefits
	(78)	(86)	(156)	(171)	Provision for income taxes
	126	139	252	279	Net income
Total reclassifications for the period	$168	$179	$264	$366

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $14,000 for the three months ended June 30, 2016 and an unrealized loss of $35,000 for the six months ended June 30, 2016.  This compares to an unrealized gain of $58,000 and $30,000 for the three and six months ended June 30, 2015, respectively.  The Company recognized a $776,000 cash flow hedge liability in other liabilities on the balance sheet at June 30, 2016, compared to an $806,000 liability recognized at June 30, 2015.  There was no ineffectiveness in the cash flow hedge during the three and six months ended June 30, 2016 and 2015.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2016 and 2015, the Company provided $850,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, the Company has a netting agreement with the counterparty.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On June 30, 2016, the Company had derivative financial instruments outstanding with notional amounts totaling $120.0 million related to mortgage servicing rights, compared to $91.0 million on June 30, 2015.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $1.8 million at June 30, 2016, compared to a loss of $266,000 at June 30, 2015.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Mortgage loan pipeline	$129,570	$87,486	$114,782
Expected closures	97,177	65,615	86,087
Fair Value of mortgage loan pipeline commitments	3,257	1,415	1,319
Forward sales commitments	120,000	73,000	124,000
Fair value of forward commitments	(1,437)	(21)	1,099

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

The following table presents actual and required capital ratios as of June 30, 2016, December 31, 2015 and June 30, 2015 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2016
Common equity Tier 1 to risk-weighted assets:
Consolidated	$741,000	11.23%	$338,086	5.125%	$461,776	7.00%	$428,792	6.50%
South State Bank (the Bank)	766,183	11.62%	337,972	5.125%	461,620	7.00%	428,647	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	793,116	12.02%	395,808	6.00%	560,728	8.50%	527,744	8.00%
South State Bank (the Bank)	766,183	11.62%	395,674	6.00%	560,539	8.50%	527,566	8.00%
Total capital to risk-weighted assets:
Consolidated	834,102	12.64%	527,744	8.00%	692,665	10.50%	659,681	10.00%
South State Bank (the Bank)	807,084	12.24%	527,566	8.00%	692,430	10.50%	659,457	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	793,116	9.51%	333,587	4.00%	333,587	4.00%	416,984	5.00%
South State Bank (the Bank)	766,183	9.19%	333,433	4.00%	333,433	4.00%	416,791	5.00%
December 31, 2015:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$711,577	11.84%	$270,432	4.50%	$420,762	7.00%	$390,624	6.50%
South State Bank (the Bank)	740,532	12.33%	270,354	4.50%	420,550	7.00%	390,511	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	763,590	12.71%	360,576	6.00%	510,817	8.50%	480,768	8.00%
South State Bank (the Bank)	740,532	12.33%	360,471	6.00%	510,668	8.50%	480,629	8.00%
Total capital to risk-weighted assets:
Consolidated	801,745	13.34%	480,768	8.00%	631,009	10.50%	600,961	10.00%
South State Bank (the Bank)	778,538	12.96%	480,629	8.00%	630,825	10.50%	600,786	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	763,590	9.31%	328,085	4.00%	328,085	4.00%	410,107	5.00%
South State Bank (the Bank)	740,532	9.03%	327,854	4.00%	327,854	4.00%	409,818	5.00%
June 30, 2015:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$695,107	12.16%	$257,546	4.50%	$400,628	7.00%	$372,011	6.50%
South State Bank (the Bank)	725,545	12.68%	257,452	4.50%	400,480	7.00%	371,874	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	745,570	13.03%	343,395	6.00%	486,476	8.50%	457,860	8.00%
South State Bank (the Bank)	725,545	12.68%	343,269	6.00%	486,297	8.50%	457,692	8.00%
Total capital to risk-weighted assets:
Consolidated	785,245	13.72%	457,860	8.00%	600,941	10.50%	572,325	10.00%
South State Bank (the Bank)	765,221	13.38%	457,692	8.00%	600,720	10.50%	572,115	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	745,570	9.68%	308,071	4.00%	308,071	4.00%	385,089	5.00%
South State Bank (the Bank)	725,545	9.43%	307,881	4.00%	307,881	4.00%	384,851	5.00%

As of June 30, 2016, December 31, 2015, and June 30, 2015, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $338.3 million at June 30, 2016. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Gross carrying amount	$82,154	$82,154	$75,354
Accumulated amortization	(38,525)	(34,729)	(30,094)
	$43,629	$47,425	$45,260

Amortization expense totaled $1.9 million and $3.8 million for the three and six months ended June 30, 2016, respectively, compared to $2.0 million and $4.0 million for the three and six months ended June 30, 2015.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

Quarter ending:
September 30, 2016	$1,891
December 31, 2016	1,890
March 31, 2017	1,810
June 30, 2017	1,798
September 30, 2017	1,797
Thereafter	34,443
$43,629

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of June 30, 2016, December 31, 2015, and June 30, 2015, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.6 billion, $2.6 billion, and $2.5 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and six months ended June 30, 2016 and June 30, 2015 was $1.8 million and $3.4 million, and $1.5 million and $3.0 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At June 30, 2016, December 31, 2015, and June 30, 2015, mortgage servicing rights (“MSRs”) were $22.3 million, $26.2 million, and $25.3 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2016 and June 30, 2015 were losses of $1.9 million and $4.5 million, compared with gains of $2.4 million and $1.5 million, respectively.  Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value page 41 for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Increase (decrease) in fair value of MSRs	$(1,870)	$2,374	$(4,476)	$1,539
Decay of MSRs	(990)	(899)	(1,769)	(1,736)
Gains (losses) related to derivatives	$1,968	$(1,092)	$5,013	$430
Net effect on statements of income	$(892)	$383	$(1,232)	$233

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

The characteristics and sensitivity analysis of the MSR are included in the following table.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2016		2015		2015
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.5%		99.4%		99.3%
Adjustable-rate mortgage loans	0.5%		0.6%		0.7%
Total	100.0%		100.0%		100.0%
Weighted average life	5.60	years	7.05	years	7.38	years
Constant Prepayment rate (CPR)	12.7%		9.6%		9.0%
Weighted average discount rate	9.8%		9.8%		9.7%
Effect on fair value due to change in interest rates
25 basis point increase	$2,106		$1,562		$1,335
50 basis point increase	3,977		2,950		2,490
25 basis point decrease	(2,334)		(1,866)		(1,567)
50 basis point decrease	(4,492)		(4,021)		(3,313)

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

Custodial escrow balances maintained in connection with the loan servicing were $19.2 million and $17.8 million at June 30, 2016 and June 30, 2015, respectively.

Mandatory cash forwards and whole loan sales were $179.5 million and $315.4 million for the three and six months ended June 30, 2016, respectively, compared to $259.0 million and $455.0 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, $150.2 million and $243.5 million, or 83.7% and 77.2%, respectively, were sold with the servicing rights retained by the company, compared to $204.0 million and $351.1 million, or 78.8% and 77.2%, for the three and six months ended June 30, 2015, respectively.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $48.9 million, $41.6 million, and $73.1 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Note 20 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the six months ended June 30, 2016, tax credits and other tax benefits of $1.2 million and amortization of $729,000 were recorded.  For the six months ended June 30, 2015, the Company recorded tax credits and other tax benefits of $918,000 and amortization of $655,000.  At June 30, 2016 and 2015, the Company’s carrying value of QAHPs was $27.6 million and $12.7 million, respectively, with an original investment of $35.8 million.  The Company has $15.5 million and $1.1 million in remaining funding obligations related to these QAHPs recorded in liabilities at June 30, 2016 and 2015, respectively.  None of the original investment will be repaid.  The investment in QAHPs is being accounted for using the equity method.

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

At June 30, 2016, December 31, 2015 and June 30, 2015, the Company's repurchase agreement totaled $272.6 million, $219.9 million, and $228.7 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2016, December 31, 2015 and June 30, 2015.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $272.6 million, $219.9 million and $228.7 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 22 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and has determined that there is no disclosure necessary.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2015.  Results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

At June 30, 2016, we had approximately $8.7 billion in assets and 2,032 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 and also analyzes our financial condition as of June 30, 2016 as compared to December 31, 2015 and June 30, 2015.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Southeastern Bank Financial Corporation Acquisition

On June 16, 2016, South State Corporation (“SSB”) entered into an Agreement and Plan of Merger with Southeastern Bank Financial Corporation, a Georgia corporation ("SBFC") and a bank holding company headquartered in Augusta, Georgia.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, SBFC will merge with and into SSB, with the Company as the surviving corporation in the Merger.  Immediately following the Merger, SBFC's wholly owned bank subsidiary, Georgia Bank & Trust Company, will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.  At June 30, 2016, SBFC reported $1.9 billion in total assets, $1.0 billion in loans and $1.6 billion in deposits.  Georgia Bank & Trust has nine full service branches in Augusta, Georgia, three full service branches in Aiken, South Carolina that serve individuals and businesses and a limited service loan production office in Athens, Georgia.

Under the terms of the merger agreement, SBFC common shareholders will receive aggregate consideration of approximately 4,929,958 shares of SSB common stock.   The common stock consideration is based upon a fixed exchange ratio of 0.7307 shares of SSB common stock for each of the outstanding shares of SBFC common stock.

The transaction is subject to regulatory approvals, the affirmative vote of both SSB’s and SBFC’s shareholders, and other customary closing conditions.  The transaction is expected to close during the first quarter of 2017.

Branch Initiatives

During the fourth quarter of 2015, the Company announced the planned consolidation of 11 locations during the second, third and fourth quarters of 2016.  Nine locations will be consolidated and two branches will be converted to drive-thru only locations.  Cost savings are expected to total $3.0 million in 2017; however, these resources are expected to be deployed to support the continued growth of South State as we approach $10.0 billion in total assets.  One-time costs are expected to total $3.0 million from this initiative.  During the second quarter of 2016, eight of these branches were consolidated and the company incurred $1.6 million in cost.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of June 30, 2016, December 31, 2015 and June 30, 2015, the balance of goodwill was $338.3 million, $338.3 million, and $317.7 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of June 30, 2016, book value was $45.64 per common share.  The lowest trading price during the first six months of 2016, as reported by the NASDAQ Global Select Market, was $59.19 per share, and the stock price closed on June 30, 2016 at $68.05 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2016, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of June 30, 2016, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  Federal tax returns for 2014 and subsequent tax years remain subject to examination by taxing authorities as of June 30, 2016.  State tax returns for 2012 and subsequent tax years remain subject to examination by taxing authorities as of June 30, 2016.

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

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments.  Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy.   As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of OREO.  Management reviews the value of OREO periodically and adjusts the values as appropriate.  Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.  Prior to the termination of our loss share agreements with the FDIC in the second quarter of 2016, revenues, expenses as well as gains or losses on sales of covered OREO were offset to the FDIC indemnification asset.

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

In accordance with FASB ASC Topic 805, the FDIC indemnification assets are initially recorded at fair value, and are measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset is measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets will result in impairment of the FDIC indemnification asset and amortization through non-interest income over the shorter of the lives of the FDIC indemnification asset or the underlying loans. Impairment of the underlying covered assets will result in improved cash flows of the FDIC indemnification asset and a credit to the provision for loan losses for acquired loans will result.  As noted above, during the second quarter of 2016, the Bank entered into an agreement with the FDIC for the early termination of all of its outstanding loss share agreements.  As a result, the Company no longer has any covered assets.

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

Results of Operations

We reported consolidated net income of $24.5 million, or diluted earnings per share (“EPS”) of $1.01, for the second quarter of 2016 as compared to consolidated net income of $24.9 million, or diluted EPS of $1.03, in the comparable period of 2015.  The $356,000 decrease in consolidated net income was the net result of the following items:

•

A decrease in interest income of $1.4 million which resulted from $9.4 million in lower acquired loan interest income partially offset by $7.5 million in higher non-acquired loan interest income and $575,000 in higher investment securities interest income;

•

Lower interest expense of $508,000 which resulted from both the repricing of $20.6 million of trust preferred debt from a fixed rate of 5.92% to a variable rate of three month LIBOR plus 159 basis points in the third quarter of 2015, and lower interest paid on deposits as rates have remained at historic lows;

•	Lower provision for loan losses by $418,000 which mainly resulted from a $541,000 decline in the provision for loan losses within the acquired loan portfolio due to the improvement in asset quality;
•

Higher noninterest income of $2.0 million which resulted from $3.8 million improvement in fees of deposit accounts and a $2.2 million increase in other income partially offset by a $2.4 million increase in amortization of the FDIC indemnification asset due to the early termination of all FDIC loss share agreements and a $1.5 million decline in mortgage banking income;

•

Higher noninterest expense of $2.3 million in the second quarter of 2016 to $73.8 million compared to the same period in 2015 of $71.5 million.  The largest increase was in other noninterest expense of $1.2 million, salaries and employee benefits expense of $783,000, bankcard expense of $755,000, and information services expense of $701,000, partially offset by lower OREO and loan related expense of $1.1 million; and

•	A decrease in the provision for income taxes of $393,000 due to lower pre-tax income and a lower effective tax rate.

Diluted EPS was $1.01 compared to $1.03 in the comparable period in 2015.  The decline was due to a 1.4% decrease in net income.

Our asset quality related to non-acquired loans continues to improve from the end of 2015 and the end of the first quarter in 2016.  Non-acquired nonperforming assets declined from $27.0 million at March 31, 2016 to $25.2 million at June 30, 2016, a decline of $1.8 million.  Compared to the balance of nonperforming assets at June 30, 2015, nonperforming assets decreased $5.3 million due to a reduction in nonperforming loans of $6.3 million.  This reduction was partially offset by an increase in non-acquired OREO of $1.0 million.  Our non-acquired OREO decreased by $868,000 from March 31, 2016 to $6.8 million at June 30, 2016.  Annualized net charge-offs for the second quarter of 2016 were 0.06%, or $676,000, down from net charge-offs in the second quarter of 2015 of 0.12%, or $1.1 million, and down from net charge offs in the first quarter of 2016 of 0.09%, or $955,000.

The allowance for loan losses decreased to 0.77% of total non-acquired loans at June 30, 2016, down from 0.79% at March 31, 2016 and 0.92% at June 30, 2015.  The allowance provides 2.01 times coverage of non-acquired nonperforming loans at June 30, 2016, an increase from 1.83 times at March 31, 2016, and 1.41 times at June 30, 2015.  The Company continues to show improvement in its asset quality numbers and ratios.

During the second quarter of 2016, the Company had net charge-offs related to “acquired non-credit impaired loans” which totaled $181,000, or 0.07% annualized, and accordingly, recorded a provision for loan losses equal to the net charge off for the same amount.  Additionally, we have $4.4 million in nonperforming loans from this loan portfolio, up from $3.9 million at March 31, 2016.

The Company performs ongoing assessments of the estimated cash flows of its acquired credit impaired loan portfolios.  In general, increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses.  When a provision for loan losses (impairments) has been recognized in earlier periods, subsequent improvement in cash flows will result in reversals of those impairments.

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances of both the acquired credit impaired and the acquired non-credit impaired portfolio.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the second quarter of 2016 assessment of the impact acquired loan portfolio:

•

Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $2.2 million from the first quarter of 2016, and a decline of $9.4 million compared to the second quarter of 2015.  This resulted from both a decline in the acquired loan balances and a decline in the loan yield to 7.94% from 8.03% in the first quarter of 2016 and from 8.18% in the second quarter of 2015; and

•

The amortization of the indemnification asset was higher this quarter due to the early termination with the FDIC of all loss share agreements.  This resulted in a $4.4 million charge compared to $1.5 million, in the first quarter of 2016 and compared to $2.0 million in second quarter of 2015.  The year over year decline was primarily the result of the early termination amount paid to the FDIC of $2.3 million during the second quarter of 2016.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield declined both from the first quarter of 2016 and the second quarter of 2015 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  This results in lower yields in the acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015
Average balances:
Acquired loans, net of allowance for loan losses	$1,645,263	$2,053,501	$1,690,437	$2,123,275
Non-acquired loans	4,623,448	3,659,674	4,477,109	3,586,745
Total loans, excluding held for sale	$6,268,711	$5,713,175	$6,167,546	$5,710,020

Interest income:
Noncash interest income on acquired performing loans	$1,174	$1,616	$2,730	$3,158
Acquired loan interest income	31,297	40,283	64,407	81,659
Total acquired loans	32,471	41,899	67,137	84,817
Non-acquired loans	44,366	36,885	86,928	72,401
Total loans, excluding held for sale	$76,837	$78,784	$154,065	$157,218

Non-taxable equivalent yield:
Acquired loans	7.94%	8.18%	7.99%	8.06%
Non-acquired loans	3.86%	4.04%	3.90%	4.07%
Total loans, excluding held for sale	4.93%	5.53%	5.02%	5.55%

Compared to the balance at March 31, 2016, our non-acquired loan portfolio has increased $344.2 million, or 31.0% annualized, to $4.8 billion, driven by increases in most categories.  Consumer real estate lending increased by $69.1 million, or 20.0% annualized; consumer non real estate lending by $25.4 million, or 41.4% annualized; commercial owner occupied loans by $22.5 million, or 8.5% annualized; commercial and industrial by $58.4 million, or 42.4% annualized; and commercial non-owner occupied increased $147.2 million, or 60.9% annualized.  The acquired loan portfolio decreased by $91.1 million in the second quarter of 2016 due to continued payoffs, charge-offs, and transfers to OREO.  Since June 30, 2015, the non-acquired loan portfolio has grown by $1.0 billion, or 27.1%, driven by increases in every loan category.  Consumer real estate loans and commercial non-owner occupied real estate loans have led the way and have increased by $248.6 million, or 20.6% and $399.6 million, or 55.4%, respectively, in the past year.

Non-taxable equivalent net interest income for the quarter decreased $878,000, or 1.1%, compared to the second quarter of 2015.  Non-taxable equivalent net interest margin was down to 4.22% from 4.70% during the second quarter of 2015 due to the increase in cash and federal funds sold from the BOA branch acquisition and due to the decline in the yield on both the non-acquired loan portfolio and acquired loan portfolio.  The rate on interest-bearing liabilities declined 4 basis points during the same period which partially offset the decrease in yield on interesting-earning assets.  Compared to the first quarter of 2016, net interest margin (taxable equivalent) decreased by 10 basis points.  The yield on interest-earning assets decreased by 11 basis points due to both the decline in the yield on the non-acquired loan portfolio and the acquired loan portfolio.  The yield on the non-acquired and acquired loan portfolios declined due to the continued effect of the low interest rate environment on the repricing of the loan portfolios. The yield on the acquired loan portfolio also declined due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out and increasing the weighted average life of the loan pools within all acquired loan portfolios.  The rate on interest bearing liabilities declined slightly to 0.15% from 0.16% during the second quarter of 2016.  This decline was mainly attributable to the decline in the cost of certificate of deposits of 7 basis points during this period.

Our quarterly efficiency ratio increased slightly to 64.5% compared to 64.1% from the first quarter of 2016 and from 63.2% in the second quarter of 2015.  The increase in the efficiency ratio compared to the first quarter of 2016 was mainly the result of a 2.5% increase in noninterest expense, partially offset by a 1.8% increase in net interest income and noninterest income.  The increase in noninterest expense was mainly driven by a $1.8 million increase in other noninterest expense which consisted from increases in operational charge-offs, sales and use taxes and secondary mortgage repurchase costs.  The increase in the efficiency ratio compared to the second quarter of 2015 was the result of a 3.2% increase in noninterest expense, partially offset by a 1.1% increase in net interest income and noninterest income.  Compared to the second quarter of 2015, noninterest expense was up by $2.3 million which was driven mainly by an increase in other noninterest expense of $1.2 million, salaries and employee benefits expense of $783,000, bankcard expense of $755,000, and information services expense of $701,000.  The increase in other noninterest expense was mostly related to an increase in operational charge-offs and the increase in salaries and employee benefits, bankcard expense and information services expense is related costs from the Bank of America branch purchases in the third quarter of 2015.

Diluted EPS and basic EPS decreased to $1.01 and $1.02, respectively for the second quarter of 2016, from the second quarter 2015 amounts of $1.03 and $1.04, respectively.  This was the result of a 1.4% decrease in net income.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Return on average assets (annualized)	1.13%	1.24%	1.14%	1.24%
Return on average equity (annualized)	9.02%	9.78%	9.10%	9.75%
Return on average tangible equity (annualized)*	14.59%	16.00%	14.81%	16.10%
Dividend payout ratio **	29.61%	23.35%	28.63%	23.29%
Equity to assets ratio	12.66%	12.66%	12.66%	12.66%
Average shareholders’ equity	$1,093,208	$1,020,245	$1,083,403	$1,008,934

* -   Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended June 30, 2016, return on average tangible equity decreased to 14.59% compared to 16.00% for the same period in 2015.  This decrease was driven by the 8.3% increase in average tangible equity and a 1.5% decrease in net income excluding amortization of intangibles.  Similarly, return on average assets decreased to 1.13%, compared to 1.24% for the three months ended June 30, 2015, due to both an 8.2% increase in average assets and a 1.4% decrease in net income.

•

Dividend payout ratio increased to 29.61% for the three months ended June 30, 2016 compared with 23.35% for the three months ended June 30, 2015.  The increase from the comparable period in 2015 primarily reflects the higher percentage increase in the cash dividends declared per common share of 25.0% as compared to a 1.4% decrease in net income.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•	Equity to assets ratio remained flat at 12.66% for both June 30, 2016 and 2015. Total average assets increased 8.2% compared to a 7.2% increase in average equity.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Return on average tangible equity (non-GAAP)	14.59%	16.00%	14.81%	16.10%
Effect to adjust for intangible assets	(5.57)%	(6.22)%	(5.71)%	(6.35)%
Return on average equity (GAAP)	9.02%	9.78%	9.10%	9.75%

Adjusted average shareholders’ equity (non-GAAP)	$710,213	$656,039	$699,443	$644,035
Average intangible assets	382,995	364,206	383,960	364,899
Average shareholders’ equity (GAAP)	$1,093,208	$1,020,245	$1,083,403	$1,008,934

Adjusted net income (non-GAAP)	$25,772	$26,168	$51,524	$51,425
Amortization of intangibles	(1,892)	(1,964)	(3,795)	(3,980)
Tax effect	636	668	1,281	1,353
Net income (GAAP)	$24,516	$24,872	$49,010	$48,798

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 48 basis points from the second quarter of 2015, due to the following:  (1)  a decrease of 52 basis points in the yield on interest-earning assets from the increase in the balance of the lower yielding assets of federal funds sold, reverse repurchase agreements and time deposits from the increase in liquidity gained through the BOA branch acquisition and due to the decline in the yield on both the non-acquired loan portfolio and the acquired loan portfolio, (2) partially offset by a 4 basis point decline in the rate on interest-bearing liabilities in all categories of funding as we continue to remain in a low interest rate environment and by a 19 basis point increase in the rate on federal funds sold, reverse repurchase agreements and time deposits due to the increase in the Federal Funds Rate of 25 basis points in December 2015.  The taxable equivalent net interest margin decreased by 10 basis points from the first quarter of 2016 to 4.27% in the second quarter of 2016, which was mainly the result of the yield on interest-earning assets decreasing by 11 basis points during this period.  This decrease in yield on interest-earning assets was mainly due to the decline in yield on both the non-acquired and acquired loan portfolios.  The non-acquired and acquired loan portfolios declined due to the continued effect of the low interest rate environment on the repricing of the loan portfolios.  The yield on the acquired loan portfolio also declined due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out and increasing the weighted average life of the loan pools within all acquired loan portfolios.

Net interest income decreased from the second quarter of 2015 by $877,000.  This decrease was driven by an 18 basis point decline in the yield on the non-acquired loan portfolio, a 24 basis point decline in the yield on the acquired loan portfolio and a $408.2 million decline in the average balance of the acquired loan portfolio.  This decrease was partially offset by a $963.8 million increase in the average balance of the non-acquired loan portfolio and a 4 basis point decline in the cost of our interest-bearing liabilities.  The decline in the yield on interest-bearing liabilities was due to both the repricing of $20.6 million in trust preferred debt from a fixed rate of 5.92% to a variable rate of three month LIBOR plus

159 basis points during the third quarter of 2015, and the continued effect of the low interest rate environment on the our cost of deposits. The decline in yield on both the non-acquired and acquired loan portfolios was due to the continued effect of the low interest rate environment on the repricing of the loan portfolios.  The decline in the yield on the acquired loan portfolio was also due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out and increasing the weighted average life of the loan pools within all acquired loan portfolios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Non-TE net interest income	$81,399	$82,276	$163,000	$163,325
Non-TE yield on interest-earning assets	4.33%	4.85%	4.38%	4.87%
Non-TE rate on interest-bearing liabilities	0.15%	0.19%	0.15%	0.21%
Non-TE net interest margin	4.22%	4.70%	4.27%	4.72%
TE net interest margin	4.27%	4.75%	4.32%	4.76%

Non-TE net interest income decreased $877,000, or 1.1%, in the second quarter of 2016 compared to the same period in 2015.  Some key highlights are outlined below:

•

Average interest-earning assets increased 10.5% to $7.8 billion in the second quarter of 2016 compared to the same period last year due to the increase in non-acquired loans, investment securities and federal funds sold and reverse repurchase agreements.

•

Non-TE yield on interest-earning assets for the second quarter of 2016 decreased 52 basis points from the comparable period in 2015.  The decrease since the second quarter of 2015 was driven by an 18 basis point decline in the yield on the non-acquired loan portfolio, a 24 basis point decline in the yield on the acquired loan portfolio and a 12 basis point decline in the yield on investment securities.  These decreases were partially offset by a 19 basis point increase in the yield on federal funds sold and reverse repurchase agreements.  The loan portfolio continues to remix with 75% of the portfolio being comprised of non-acquired loans and 25% being acquired loans.  This compares to 65% and 35%, respectively one year ago.

•

The average cost of interest-bearing liabilities for the second quarter of 2016 decreased 4 basis points from the same period in 2015. The decrease since the second quarter of 2015 was primarily the result of a decline in the cost of certificates and other time deposits due to the effect of the continued low rate environment on the repricing of these deposits.   The average cost of certificates and other time deposits decreased from 0.33% to 0.24%.  The overall decrease was also driven by the decline in the cost of other borrowings due to the repricing of $20.6 million in trust preferred debt from a fixed rate of 5.92% to a variable rate of three month LIBOR plus 159 basis points during the third quarter of 2015.  The average cost decreased from 4.71% in the second quarter of 2015 to 3.46% in the second quarter of 2016.  The expected cost of funds on our other borrowings (trust preferred debt) will continue to adjust with short term interest rates in that our other borrowings are variable rate and are tied to 3 month LIBOR.

•	TE net interest margin decreased by 48 basis points in the second quarter of 2016 compared to the second quarter of 2015.

Loans

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
LOAN PORTFOLIO (ENDING balance)	2016	Total	2015	Total	2015	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$ 12,516	0.2%	$ 13,849	0.2%	$ 17,762	0.3%
Commercial non-owner occupied	36,904	0.6%	40,103	0.7%	43,123	0.7%
Total commercial non-owner occupied real estate	49,420	0.8%	53,952	0.9%	60,885	1.0%
Consumer real estate:
Consumer owner occupied	466,479	7.3%	518,107	8.6%	574,697	9.9%
Home equity loans	177,946	2.8%	190,968	3.2%	210,734	3.6%
Total consumer real estate	644,425	10.1%	709,075	11.8%	785,431	13.5%
Commercial owner occupied real estate	32,267	0.5%	39,220	0.7%	49,334	0.9%
Commercial and industrial	15,598	0.2%	25,476	0.4%	31,762	0.5%
Other income producing property	44,873	0.7%	51,169	0.9%	58,987	1.0%
Consumer non real estate	155,303	2.4%	170,647	2.8%	185,273	3.2%
Other	-	-%	-	-%	-	-%
Total acquired non-credit impaired loans	941,886	14.7%	1,049,539	17.5%	1,171,672	20.1%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	43,615	0.7%	49,409	0.8%	56,224	1.0%
Commercial non-owner occupied	118,266	1.8%	130,858	2.2%	146,961	2.5%
Total commercial non-owner occupied real estate	161,881	2.5%	180,267	3.0%	203,185	3.5%
Consumer real estate:
Consumer owner occupied	166,277	2.6%	183,548	3.1%	205,726	3.6%
Home equity loans	78,459	1.2%	82,674	1.4%	88,479	1.5%
Total consumer real estate	244,736	3.8%	266,222	4.5%	294,205	5.1%
Commercial owner occupied real estate	103,502	1.6%	116,879	1.9%	139,288	2.4%
Commercial and industrial	20,140	0.3%	27,517	0.5%	30,286	0.5%
Other income producing property	68,967	1.1%	76,936	1.3%	85,528	1.5%
Consumer non real estate	63,361	1.0%	69,754	1.2%	76,178	1.3%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	662,587	10.3%	737,575	12.4%	828,670	14.3%
Total acquired loans	1,604,473	25.0%	1,787,114	29.9%	2,000,342	34.5%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	533,219	8.3%	401,979	6.7%	368,954	6.4%
Commercial non-owner occupied	586,828	9.1%	487,777	8.1%	351,524	6.1%
Total commercial non-owner occupied real estate	1,120,047	17.4%	889,756	14.8%	720,478	12.5%
Consumer real estate:
Consumer owner occupied	1,109,667	17.3%	1,018,984	17.0%	906,973	15.7%
Home equity loans	345,957	5.4%	319,255	5.3%	300,074	5.2%
Total consumer real estate	1,455,624	22.7%	1,338,239	22.3%	1,207,047	20.9%
Commercial owner occupied real estate	1,083,051	16.9%	1,033,398	17.2%	975,701	16.9%
Commercial and industrial	611,901	9.5%	503,808	8.4%	448,247	7.7%
Other income producing property	181,703	2.8%	175,848	2.9%	163,441	2.8%
Consumer non real estate	272,957	4.3%	233,104	3.9%	209,544	3.6%
Other	91,592	1.4%	46,573	0.8%	63,941	1.1%
Total non-acquired loans	4,816,875	75.0%	4,220,726	70.3%	3,788,399	65.5%
Total loans (net of unearned income)	$ 6,421,348	100.0%	$ 6,007,840	100.0%	$ 5,788,741	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $632.6 million, or 10.9%, at June 30, 2016 as compared to the same period in 2015.   Acquired non-credit impaired loans decreased by $229.8 million and acquired credit impaired loans decreased by $166.1 million as compared to the same period in 2015.  Acquired loans continue to decline due to principal payments, charge offs, and foreclosures.  Non-acquired loans or legacy loans increased by $1.0 billion, or 27.2%, from June 30, 2015 to June 30, 2016.  Non-acquired loans have grown to 75.0%

of the total loan portfolio at June 30, 2016, compared to 65.0% at June 30, 2015.  This increase was driven by loan growth in all categories of non-acquired loans.

The following table presents a summary of the loan portfolio by category and breaks out the acquired loan portfolio by covered and non-covered loans:

	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2016	Total	2015	Total	2015	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$—	—%	$13,121	0.2%	$13,550	0.2%
Commercial non-owner occupied	—	—%	10,981	0.2%	13,726	0.2%
Total commercial non-owner occupied real estate	—	—%	24,102	0.4%	27,276	0.4%
Consumer real estate:
Consumer owner occupied	—	—%	23,486	0.4%	26,267	0.5%
Home equity loans	—	—%	29,733	0.5%	31,979	0.6%
Total consumer real estate	—	—%	53,219	0.9%	58,246	1.1%
Commercial owner occupied real estate	—	—%	16,236	0.3%	21,711	0.4%
Commercial and industrial	—	—%	4,792	0.1%	4,965	0.1%
Other income producing property	—	—%	9,814	0.2%	11,309	0.2%
Consumer non real estate	—	—%	57	0.0%	100	0.0%
Total acquired covered loans	—	—%	108,220	1.9%	123,607	2.2%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	56,131	0.9%	50,137	0.8%	60,436	1.0%
Commercial non-owner occupied	155,171	2.4%	159,980	2.7%	176,358	3.0%
Total commercial non-owner occupied real estate	211,302	3.3%	210,117	3.5%	236,794	4.0%
Consumer real estate:
Consumer owner occupied	632,756	9.8%	678,169	11.3%	754,156	13.0%
Home equity loans	256,405	4.0%	243,909	4.1%	267,234	4.6%
Total consumer real estate	889,161	13.8%	922,078	15.4%	1,021,390	17.6%
Commercial owner occupied real estate	135,769	2.1%	139,863	2.3%	166,911	2.9%
Commercial and industrial	35,738	0.6%	48,201	0.8%	57,083	1.0%
Other income producing property	113,840	1.8%	118,291	2.0%	133,206	2.3%
Consumer non real estate	218,663	3.4%	240,344	4.0%	261,351	4.5%
Total acquired non-covered loans	1,604,473	25.0%	1,678,894	28.0%	1,876,735	32.3%
Total acquired loans	1,604,473	25.0%	1,787,114	29.9%	2,000,342	34.5%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	533,219	8.3%	401,979	6.7%	368,954	6.4%
Commercial non-owner occupied	586,828	9.1%	487,777	8.1%	351,524	6.1%
Total commercial non-owner occupied real estate	1,120,047	17.4%	889,756	14.8%	720,478	12.5%
Consumer real estate:
Consumer owner occupied	1,109,667	17.3%	1,018,984	17.0%	906,973	15.7%
Home equity loans	345,957	5.4%	319,255	5.3%	300,074	5.2%
Total consumer real estate	1,455,624	22.7%	1,338,239	22.3%	1,207,047	20.9%
Commercial owner occupied real estate	1,083,051	16.9%	1,033,398	17.2%	975,701	16.9%
Commercial and industrial	611,901	9.5%	503,808	8.4%	448,247	7.7%
Other income producing property	181,703	2.8%	175,848	2.9%	163,441	2.8%
Consumer non real estate	272,957	4.3%	233,104	3.9%	209,544	3.6%
Other	91,592	1.4%	46,573	0.8%	63,941	1.1%
Total non-acquired loans	4,816,875	75.0%	4,220,726	70.3%	3,788,399	65.5%
Total loans (net of unearned income)	$6,421,348	100.0%	$6,007,840	100.0%	$5,788,741	100.0%

Note: Loan data excludes loans held for sale.

As noted above, on June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  At June 23, 2016, the Bank had $87.4 million in acquired covered loans that were transferred to the acquired non-covered loan portfolio.  As reflected in the table above, the Company no longer has any covered loans after the settlement with the FDIC.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Average total loans	$6,268,711	$5,713,175	$6,167,546	$5,710,020
Interest income on total loans	76,837	78,784	154,065	157,218
Non-TE yield	4.93%	5.53%	5.02%	5.55%

Interest earned on loans decreased in the second quarter of 2016 compared to the second quarter of 2015.  Some key highlights for the quarter ended June 30, 2016 are outlined below:

•

Our non-TE yield on total loans decreased 60 basis points in the second quarter of 2016 compared to the same period in 2015.  Average total loans increased 9.7%, as compared to the second quarter of 2015.  The increase in average total loans was the result of 26.3% growth in the non-acquired loan portfolio during 2016, partially offset by a 19.9% decline in acquired loan portfolio.  The yields on both the non-acquired and acquired loan portfolios declined in the second quarter of 2016.  The growth in the non-acquired loan portfolio has been at lower rates and, as a result, the average yield declined to 3.86% in the second quarter of 2016 compared to 4.04% in the second quarter of 2015. The acquired loan portfolio effective yield also declined to 7.94% in the second quarter of 2016 compared to 8.18% in the same period in 2015. This decline was due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  The decline in the overall loan portfolio yield has also been affected by the change in the mix of the loan portfolio as the lower yielding non-acquired loan portfolio has grown while the higher yielding acquired loan portfolio has declined.

The balance of mortgage loans held for sale increased $7.3 million from December 31, 2015 to $48.9 million at June 30, 2016, and decreased $24.1 million compared to the balance of mortgage loans held for sale at June 30, 2015 of $73.1 million.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2016, investment securities totaled $1.0 billion, compared to $1.0 billion at December 31, 2015 and $860.4 million at June 30, 2015.    Our investment portfolio decreased $20.7 million from December 31, 2015 primarily as a result of having $154.1 million in U.S. agency securities called during the first half of 2016 due to interest rates remaining low.  Otherwise, we generally have continued to try and slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.  Our portfolio increased $146.7 million from June 30, 2015 to June 30, 2016, primarily as a result of purchases of mortgage-backed securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Average investment securities	$974,545	$827,463	$998,077	$821,398
Interest income on investment securities	5,469	4,894	11,278	9,634
Non-TE yield	2.26%	2.37%	2.27%	2.37%

Interest earned on investment securities was higher in the second quarter of 2016 compared to the second quarter of 2015, as result of a higher average balance despite a lower yield.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at the end of the second quarter of 2016:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2016
Government-sponsored entities debt	$102,985	$103,092	$107	$102,985	$—	$—	$—
State and municipal obligations	126,321	132,125	5,804	125,692	—	—	629
Mortgage-backed securities *	743,956	758,881	14,925	—	—	—	743,956
Corporate stocks	3,658	3,743	85	—	—	—	3,658
	$976,920	$997,841	$20,921	$228,677	$—	$—	$748,243

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

At June 30, 2016, we had 10 securities available for sale in an unrealized loss position, which totaled $306,000. At December 31, 2015, we had 90 securities available for sale in an unrealized loss position, which totaled $4.5 million. At June 30, 2015, we had 92 securities available for sale in an unrealized loss position, which totaled $3.7 million.

During the second quarter of 2016 as compared to the second quarter of 2015, the total number of available for sale securities with an unrealized loss position decreased by 82 securities, while the total dollar amount of the unrealized loss decreased by $3.4 million.  This decline was due to the lower interest rate environment at June 30, 2016 compared to at June 30, 2015.

All securities available for sale in an unrealized loss position as of June 30, 2016 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at June 30, 2016.  As of June 30, 2016, the investment in FHLB stock represented approximately $7.9 million, or 0.09% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Average interest-bearing liabilities	$5,473,322	$5,186,679	$5,468,726	$5,170,095
Interest expense	1,980	2,488	4,194	5,438
Average rate	0.15%	0.19%	0.15%	0.21%

The average balance of interest-bearing liabilities increased in the second quarter of 2016 compared to the second quarter of 2015 due primarily to the increase in transaction and money market accounts and saving deposits.  This increase was mostly related to the deposits received in the acquisition of the branches from Bank of America in the third quarter of 2015.  The decrease in interest expense in the second quarter of 2016 compared to the same period in 2015 was driven by the continued impact of the low interest rate environment on all deposit type accounts.  Overall, this resulted in a 4 basis point decrease in the average rate on all interest-bearing liabilities from the three months ended June 30, 2015. Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended June 30, 2016 increased 5.5% from the same period in 2015.
•

Interest-bearing deposits increased 4.6% to $5.0 billion at June 30, 2016 from the period end balance at June 30, 2015 of $4.8 billion. This was mainly the result of a $302.1 million increase in interest-bearing transaction accounts from the Bank of America branch acquisition, which was partially offset by a decline in certificates of deposit of $174.8 million.  The Company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•	The average rate on transaction and money market account deposits for the three months ended June 30, 2016 decreased one basis point from the comparable period in 2015.
•

Average certificates of deposit and other time deposits decreased 13.7%, down $159.1 million from the average balance in the second quarter of 2015.  Interest expense on certificates of deposit and other time deposits decreased $354,000 as a result of the decline in average balances and a nine basis point decrease in the average rate to 24 basis points for the three months ended June 30, 2016 as compared to the same period in 2015.

•

The average rate on other borrowings experienced a 125 basis point decline to 3.46% for the three months ended June 30, 2016 as compared to the same period in 2015.  This was the result of the rate on $20.6 million in trust preferred debt resetting during the third quarter of 2015 from a fixed rate of 5.92% to a variable rate of three month LIBOR plus a spread of 159 basis points (Current rate is 2.24%).

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $295.6 million, or 16.6%, to $2.1 billion in the second quarter of 2016 compared to $1.8 billion at June 30, 2015.  At June 30, 2016, the period end balance of noninterest-bearing deposits was $2.1 billion, exceeding the June 30, 2015 balance by $272.3 million.

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

In previous periods, we offset the impact of the provision established for acquired covered loans by adjusting the receivable from the FDIC to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.   However, as noted above, on June 23, 2016, the Bank entered into an early agreement with the FDIC with respect to all of its outstanding loss share agreements.  All assets previously classified as covered became uncovered,  and the Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 6—Loans and Allowance for Loan Losses).

During the second quarter of 2016, we decreased the valuation allowance on acquired credit impaired loans by $172,000, which resulted in $47,000 net provision for loan losses on acquired credit impaired loans.

The following table presents a summary of the changes in the ALLL for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016				2015
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Non-credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Impaired Loans	Total
Balance at beginning of period	$35,115	$—	$3,877	$38,992	$33,538	$—	$4,717	$38,255
Loans charged-off	(1,557)	(232)	—	(1,789)	(1,680)	(558)	—	(2,238)
Recoveries of loans previously charged off	881	51	—	932	548	25	—	573
Net recoveries (charge-offs)	(676)	(181)	—	(857)	(1,132)	(533)	—	(1,665)
(Benefit) provision for loan losses	2,500	181	47	2,728	2,376	533	236	3,145
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	2,500	181	47	2,728	2,376	533	236	3,145
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reductions due to loan removals	—	—	(172)	(172)	—	—	(264)	(264)
Balance at end of period	$36,939	$—	$3,752	$40,691	$34,782	$—	$4,689	$39,471

Total non-acquired loans:
At period end	4,816,875				3,788,399
Average	4,623,448				3,659,674
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.06%				0.12%
Allowance for loan losses as a percentage of period end non-acquired loans	0.77%				0.92%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	201.06%				141.04%

	Six Months Ended June 30,
	2016				2015
	Non-acquired	Acquired Non-credit	Acquired Credit		Non-acquired	Acquired Non-credit	Acquired Credit
	Loans	Impaired Loans	Impaired Loans	Total	Loans	Impaired Loans	Impaired Loans	Total
Balance at beginning of period	$34,090	$—	$3,706	$37,796	$34,539	$—	$7,365	$41,904
Loans charged-off	(3,276)	(529)	—	(3,805)	(2,676)	(2,369)	—	(5,045)
Recoveries of loans previously charged off	1,645	141	—	1,786	1,598	50	—	1,648
Net charge-offs	(1,631)	(388)	—	(2,019)	(1,078)	(2,319)	—	(3,397)
Provision for loan losses on non-acquired loans	4,480	388	395	5,263	1,321	2,319	302	3,942
Benefit attributable to FDIC loss share agreements	—	—	23	23	—	—	21	21
Total provision for loan losses charged to operations	4,480	388	418	5,286	1,321	2,319	323	3,963
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)	—	—	(21)	(21)
Reductions due to loan removals	—	—	(349)	(349)	—	—	(2,978)	(2,978)
Balance at end of period	$36,939	$—	$3,752	$40,691	$34,782	$—	$4,689	$39,471

Total non-acquired loans:
At period end	$4,816,875				$3,788,399
Average	4,477,109				3,586,745
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.07%				0.06%
Allowance for loan losses as a percentage of period end non-acquired loans	0.77%				0.92%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	201.06%				141.04%

The allowance for loan losses as a percent of non-acquired loans reflects the continued improvement in credit quality, as well as the continued decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the second quarter of 2016 compared to the same quarter in 2015. Continued improvement was also seen in all three categories when compared to the first quarter of 2016.  Our overall net charge offs for the quarter on non-acquired loans was 6 basis points annualized, or $676,000, compared to 12 basis points annualized, or $1.1 million, a year ago, and 9 basis points, or $955,000 in the first quarter of 2016.  Excluding acquired assets, nonperforming assets decreased by $5.3 million during the second quarter of 2016 compared to the second quarter of 2015 and decreased by $1.8 million from the first quarter of 2016.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 141.04% at June 30, 2015 and 182.56 at March 31, 2016 to 201.06% at June 30, 2016.

We increased the ALLL compared to the second quarter of 2015, as well as compared to the first quarter of 2016, due primarily to larger loan growth and increases in certain loan types during the second quarter that require higher reserves.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type requires the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $2.0 million compared to the balance at both June 30, 2015 and March 31, 2016.

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

On a specific reserve basis, the allowance for loan losses decreased $192,000 from March 31, 2016, with loan balances being evaluated for specific reserves decreasing from $33.2 million at March 31, 2016 to $24.3 million at June 30, 2016.  Specific reserves increased $196,000, to $1.5 million at June 30, 2016, from $1.3 million at June 30, 2015 with the loan balances being evaluated for specific reserves decreasing $6.8 million from $31.1 million at June 30, 2015.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended June 30, 2016, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work these loans out through collections and transfers to OREO.

The following table summarizes our NPAs for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2016	2016	2015	2015	2015
Non-acquired:
Nonaccrual loans	$15,071	$15,989	$15,785	$18,099	$15,894
Accruing loans past due 90 days or more	450	188	300	156	574
Restructured loans - nonaccrual	2,851	3,058	2,662	5,616	8,193
Total nonperforming loans	18,372	19,235	18,747	23,871	24,661
Other real estate owned (“OREO”) (2)	6,833	7,701	8,705	5,956	5,862
Other nonperforming assets (3)	29	78	78	24	—
Total non-acquired nonperforming assets	25,234	27,014	27,530	29,851	30,523
Acquired non-credit impaired:
Nonaccrual loans	4,438	3,951	3,764	4,130	5,173
Accruing loans past due 90 days or more	—	—	53	—	101
Total acquired nonperforming loans (1)	4,438	3,951	3,817	4,130	5,274
Acquired OREO and other nonperforming assets:
Covered OREO (2)	—	4,222	5,751	5,465	8,293
Acquired OREO not covered under loss share (2)	15,594	14,030	16,098	19,957	20,887
Other acquired nonperforming assets (3)	664	694	546	557	540
Total acquired OREO and other nonperforming assets	16,258	18,946	22,395	25,979	29,720
Total nonperforming assets	$45,930	$49,911	$53,742	$59,960	$65,517

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.52%	0.60%	0.65%	0.75%	0.80%
Total NPAs as a percentage of total assets (5)	0.29%	0.31%	0.32%	0.35%	0.38%
Total NPLs as a percentage of total loans (4)	0.38%	0.43%	0.44%	0.60%	0.65%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.71%	0.81%	0.89%	1.02%	1.12%
Total NPAs as a percentage of total assets	0.53%	0.58%	0.63%	0.71%	0.81%
Total NPLs as a percentage of total loans (4)	0.36%	0.38%	0.38%	0.48%	0.52%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $14.5 million, $15.9 million, $18.8 million, $21.7 million, and $38.2 million as of June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015,  and June 30, 2015, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)

Consists of non-real estate foreclosed assets, such as repossessed vehicles.  Prior to our termination agreement with the FDIC in the 2nd Quarter of 2016, these assets were covered through loss share agreements.

(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $18.4 million, or 0.38% of non-acquired loans, a decrease of $6.3 million, or 25.5%, from June 30, 2015. The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $2.7 million and restructured nonaccrual loans of $5.3 million, partially offset by an increase in consumer nonaccrual loans of $1.9 million.

Nonperforming non-acquired loans overall, including restructured loans, decreased by $863,000 during the second quarter of 2016 from the level at March 31, 2016.  This decrease was primarily driven by a decrease in restructured nonaccrual loans of $207,000, commercial nonaccrual loans of $286,000 and consumer nonaccrual loans of $632,000, offset by an increase in loans over 90 days still accruing of $262,000.

At June 30, 2016, non-acquired OREO decreased by $868,000 from March 31, 2016.  At June 30, 2016, non-acquired OREO consisted of 33 properties with an average value of $207,000.  This compared to 47 properties with an average value of $164,000 at March 31, 2016. In the second quarter of 2016, we added 7 properties with an aggregate value of $1.5 million into non-acquired OREO, and we sold 21 properties with a basis of $2.3 million. Our non-acquired OREO balance of $6.8 million at June 30, 2016 is comprised of 55% in the Low Country/Orangeburg region, 8% in the Coastal region (Beaufort to Myrtle Beach), 24% in the Central region (Columbia), 6% in the Charlotte region, 7% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $15.3 million, or 0.20% of total non-acquired loans outstanding, at June 30, 2016, compared to $6.3 million, or 0.15% of total non-acquired loans outstanding, at December 31, 2015, and compared to $6.5 million, or 0.17% of total non-acquired loans outstanding, at June 30, 2015.  Potential problem loans related to acquired non-credit impaired loans totaled $1.3 million, or 0.14% of total acquired non-credit impaired loans, at June 30, 2016, compared to $8.4 million, or 0.80% of total acquired non-credit impaired loans outstanding, at December 31, 2015, and compared to $8.3 million, or 0.71% of total acquired non-credit impaired loans outstanding, at June 30, 2015.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fees on deposit accounts	$21,539	$17,699	$41,663	$34,192
Mortgage banking income	5,620	7,089	9,818	13,715
Trust and investment services income	4,911	5,051	9,697	9,985
Securities losses, net	—	—	122	—
Amortization of FDIC indemnification asset	(4,427)	(2,042)	(5,901)	(5,249)
Other	4,475	2,285	6,761	3,945
Total noninterest income	$32,118	$30,082	$62,160	$56,588

Noninterest income increased by $2.0 million, or 6.8%, during the second quarter of 2016 compared to the same period in 2015.  The quarterly increase in total noninterest income primarily resulted from the following:

•

Fees on deposit accounts increased $3.8 million, or 21.7%, which mainly resulted from an increase in total deposits of $496.4 million.  The increase in total deposits was driven by the purchase of 13 branches from Bank of America during the third quarter of 2015, in addition to the year over year  organic core deposit growth of $102.5 million;

•

Other income increased $2.2 million, which was driven by an increase in recoveries on acquired loans with the early termination of FDIC Loss Share Agreements of $1.0 million, and the positive resolution of an acquired credit impaired loan totaling $1.1 million; partially offset by

•

Amortization of the FDIC indemnification asset increased by $2.4 million.  This increase was driven primarily by the early termination charge to settle the FDIC loss share agreements during the second quarter of 2016;

•	Mortgage banking income decreased by $1.5 million, or 20.7%, driven primarily by a decline in the gains on sale of mortgage loans; and
•	Trust and investment services income declined by $140,000.

Noninterest income increased by $5.6 million, or 9.8%, during the first six months of 2016 compared to the same period in 2015.  This increase resulted primarily from a $7.5 million or 21.9% increase in fees on deposit accounts and a $2.8 million or 41.7% increase in other noninterest income.  This increase was partially offset by a $3.9 million or 28.4% decline in mortgage banking income.  The increase in fees on deposit accounts was the result of an increase in deposits mainly driven by the purchase of the Bank of America branches in the third quarter of 2015.  The increase in other noninterest income was driven by the positive resolution of an acquired credit impaired loan totaling $1.1 million in the second quarter of 2016 and an increase of $1.7 million in recoveries on acquired loans with the early termination of FDIC loss share agreements.  The decrease in mortgage banking income was driven primarily by a decline in the fair market valuations of our loans held for sale portfolio, mortgage servicing rights and mortgage pipeline along with a decline in sale of mortgage loans.

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Salaries and employee benefits	$40,537	$39,754	$81,969	$80,741
Net occupancy expense	5,541	5,046	10,900	10,283
Information services expense	5,083	4,382	10,117	8,340
Furniture and equipment expense	3,072	2,762	5,923	5,907
OREO expense and loan related	874	2,019	2,648	5,033
Bankcard expense	3,040	2,285	5,919	4,265
Amortization of intangibles	1,892	1,964	3,795	3,980
Branch and consolidation expense	1,573	2,237	2,531	2,237
Supplies, printing and postage expense	1,757	1,430	3,565	3,042
Professional fees	1,576	1,585	2,906	2,994
FDIC assessment and other regulatory charges	1,017	1,253	2,161	2,437
Advertising and marketing	858	1,009	1,502	1,864
Other	7,034	5,803	11,947	10,891
Total noninterest expense	$73,854	$71,529	$145,883	$142,014

Noninterest expense increased $2.3 million in the second quarter of 2016 as compared to the same period in 2015.  The quarterly increase in total noninterest expense primarily resulted from the following:

•

Salaries and employee benefits expense increased by $783,000 in 2016 compared to the same period in 2015.  This increase was mainly attributable to annual salary increases and to the added personnel from the branch acquisitions from Bank of America in the third quarter of 2015;

•

Bankcard expense increased by $755,000 in 2016 compared to the expenses in 2015.   This increase is mainly attributable to our growth in deposit transactions accounts both organically and through the branch acquisitions from Bank of America;

•

Information services expense increased by $701,000 in 2016 compared to expenses in 2015 due primarily to additional cost related to using a third party mortgage servicing provider which began in the first quarter of 2016;

•

Other noninterest expense increased by $1.2 million in 2016 compared to expenses in 2016 due primarily to increases in operational charge-offs, sales and use taxes, and armored carrier and courier services.

•	Increases in net occupancy expense and supplies, furniture and equipment expense, supplies, printing and postage expense and business development and staff related expense; partially offset by
•

During the second quarter of 2016, we had branch and conversion related expense of $1.5 million compared to $2.2 million in the second quarter of 2015, a decrease of $664,000.  The 2016 expense was related to our branch consolidation project and to our mortgage servicing provider conversion;

•	Lower OREO expense and loan related cost of $1.1 million mainly related to a lower amount of nonperforming assets which have declined 29.9% from June 30, 2015 compared to June 30, 2016; and
•	Decreases in FDIC assessment and other regulatory charges, amortization of intangibles, professional fees, and advertising and marketing expense.

Noninterest expense increased by $3.9 million or 2.7%, during the first six months of 2016 compared to the same period in 2015.  The increase resulted primarily from a $1.2 million or 1.5%, increase in salaries and employee benefits, a $1.8 million or 21.3% increase in information and technology expense, a $1.7 million or 38.8% increase in bankcard expense and a $1.1 million or 9.7% increase in other noninterest expense.  This was partially offset by and $2.4 million or 47.4% decline in OREO expense and loan related.  The increase in salaries and employee benefits was mainly related to annual salary increases and to the added personnel from the Bank of America branch acquisitions.  The increase in information and technology expense was due primarily to costs related to using a third party mortgage servicing provider which began in the first quarter of 2016.  The increase in bankcard expense was mainly attributable to our growth in deposit transaction accounts both organically and through the Bank of America branch acquisitions during the third quarter of 2015.  The increase in other noninterest expense was mainly related to an increase in operational charge-offs and in sales and use taxes.  The decline in OREO expense and loan related expense was mainly driven by the decline in nonperforming asset from June 30, 2015 to June 30, 2016.

Income Tax Expense

Our effective income tax rate was 33.63% and 33.76% for the three months and six months ended June 30, 2016, respectively.  This compares to 34.00% for both the three months and six months ended June 30, 2015.  The slight decrease in the rate for both periods was mainly attributable to the purchase of additional tax credits in late 2015 that were not considered in the income tax calculation in the second quarter of 2015.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of June 30, 2016, shareholders’ equity was $1.1 billion, an increase of $45.0 million, or 4.2%, from December 31, 2015, and an increase of $80.6 million, or 7.9%, from $1.0 billion at June 30, 2015.  The driving factor for the increase from year-end was net income of $49.0 million, which was offset by the common dividend paid of $14.0 million.  At December 31, 2015 we had accumulated other comprehensive loss of $3.8 million compared to an accumulated other comprehensive gain of $6.5 million at June 30, 2016.  This change was mainly attributable to the Company having an unrealized gain in its AFS securities portfolio of $10.1 million, net of tax during the first half of 2016 due to a drop in interest rates.  The increase in shareholder’s equity from the comparable period in 2015 was primarily the result of net income of $99.7 million and partially offset by dividends paid to common shareholders of $26.4 million.  Our common equity-to-assets ratio was 12.66% at June 30, 2016, up from 12.38% at December 31, 2015 and remained constant compared to 12.66% at the end of the comparable period of 2015.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
	2016	2015	2015
South State Corporation:
Common equity Tier 1 risk-based capital	11.23%	11.84%	12.15%
Tier 1 risk-based capital	12.02%	12.71%	13.03%
Total risk-based capital	12.64%	13.34%	13.72%
Tier 1 leverage	9.51%	9.31%	9.68%

South State Bank:
Common equity Tier 1 risk-based capital	11.62%	12.33%	12.68%
Tier 1 risk-based capital	11.62%	12.33%	12.68%
Total risk-based capital	12.24%	12.96%	13.38%
Tier 1 leverage	9.19%	9.03%	9.43%

The Tier 1 leverage ratio increased compared to December 31, 2015 due to the increase in our capital outpacing the increase in our average asset size.  The Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and the Total risk-based capital ratios declined compared to December 31, 2015 due to the increase in our risk based assets outpacing the increase in our capital.  The increase in our risk-based assets was mainly attributable to our growth in loans which usually carry higher risk weightings.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our legacy loan portfolio increased by approximately $1.0 billion, or approximately 27.1%, compared to the balance at June 30, 2015, and by $596.1 million, or 28.4% annualized, compared to the balance at December 31, 2015.

Our investment securities portfolio increased $146.7 million, or 17.1%, compared to the balance at June 30, 2015, and decreased by $20.7 million compared to the balance at December 31, 2015.  The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets, however, during the first half of 2016, we had $154.2 million in U.S. Government Agencies called with the continuing low interest rate environment which led to the decrease in the investment portfolio.  Total cash and cash equivalents were $481.9 million at June 30, 2016 as compared to $695.8 million at December 31, 2015 and $593.4 million at June 30, 2015.

At June 30, 2016, December 31, 2015 and June 30, 2015, the Company had $5.5 million, $18.9 million and $19.4 million, respectively, in traditional, out-of-market brokered deposits and $63.1 million, $53.3 million, and $71.0 million, respectively, of reciprocal brokered deposits.  Total deposits were $7.2 billion at June 30 ,2016, up $496.4 million or 7.4%, from June 30, 2015, resulting primarily from the addition of $438.3 million of deposits in the branch acquisition in August of 2015.  Other borrowings, comprised mainly of our trust preferred debt, has remained mainly flat from June 30, 2015, increasing only $199,000.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2016, our Bank had total federal funds credit lines of $446.0 million with an outstanding balance of $10.5 million.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2016, our Bank had $153.5 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2016, our Bank had a total FHLB credit facility of $1.2 billion with total outstanding letters of credit consuming $8.7 million, $126,000 in outstanding advances and $134,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company has a $20.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under all loss share agreements from inception through June 30, 2016:

					Losses
				Losses	Incurred**
				Incurred*	By South
		Original	Original	By FFHI	State
	FDIC	Estimated	Estimated	Through	Through
	Threshold	Gross	Covered	July 26,	the End of
(Dollars in thousands)	or ILE	Losses	Losses	2013	Loss Share
CBT	$233,000	$340,039	$334,082	$—	$312,158
Habersham	94,000	124,363	119,978	—	91,553
BankMeridian	70,827	70,190	67,780	—	31,682
Cape Fear***	110,000	12,921	8,213	76,122	3,556
Plantation***	70,178	24,273	16,176	35,190	12,758
Total	$578,005	$571,786	$546,229	$111,312	$451,707

*       For Cape Fear and Plantation, which were acquired through the merger with First Financial Holdings, Inc. (“FFHI”), this column represents claimed or claimable loan and OREO losses excluding expenses, net of revenues, from bank failure date through July 26, 2013.

**     Claimed or claimable loan and OREO losses excluding expenses, net of revenues, since bank failure date under South State ownership.

*** For Cape Fear and Plantation, the original estimated gross losses and the original estimated covered losses represent estimated losses subsequent to July 26, 2013.

During the second quarter of 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its loss share agreements.  As a result, all assets previously classified as covered became uncovered effective June 23, 2016.  At the time of the agreement, SSB had $87.4 million in acquired covered loans and $3.0 million in covered OREO that became uncovered at the date of the agreement.  The Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2016, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $208.5 million at June 30, 2016. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at June 30, 2016, including $302.9 million of loans to lessors of residential buildings, $621.2 million of loans to lessors of nonresidential buildings (except mini-warehouses), $239.0 million of loans to religious organizations, and $230.1 million of loans to offices of physicians, dentists and other health practitioners.

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
•

Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, including the impact of the new capital rules under Basel III and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition;

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

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by our forward-looking statements may also be included in other reports that the Company files with the

SEC. The Company cautions that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward-looking statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2016 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended  June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of June 30, 2016 and the date of this form 10-Q, we believe that we are not a party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 54,972 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the second quarter of 2016:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

April 1 - April 30	2,759	*	$69.67	—	54,972
May 1 - May 31	—		—	—	54,972
June 1 - June 30	—		—	—	54,972

Total	2,759			—	54,972

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

SOUTH STATE CORPORATION
(Registrant)

Date: August 4, 2016	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: August 4, 2016	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 2.1

Agreement and Plan of Merger, dated as of June 16, 2016, by and between Southeastern Bank Financial Corporation and South State Corporation (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2016)

Exhibit 10.1

Termination Agreement between South State Bank and the Federal Deposit Insurance Corporation, as Receiver of the Cape Fear Bank, in Wilmington, NC, Community Bank & Trust, in Cornelia, GA, Habersham Bank, in Clarkesville, GA, BankMeridian, in Columbia, SC, and Plantation Federal Bank, in Pawleys Island, SC, dated as of June 23, 2016 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2016)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.