Form 10-Q
period 2016-09-30
SOUTH STATE Corp
filed 2016-11-04
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2016
Common Stock, $2.50 par value	24,218,820

South State Corporation and Subsidiary

September 30, 2016 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2016	2015	2015
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$168,774	$178,664	$156,489
Interest-bearing deposits with banks	66,335	218,883	492,346
Federal funds sold and securities purchased under agreements to resell	272,408	298,247	240,545
Total cash and cash equivalents	507,517	695,794	889,380
Investment securities:
Securities held to maturity (fair value of $7,076, $9,723 and $9,758, respectively)	6,851	9,314	9,314
Securities available for sale, at fair value	925,374	1,009,541	885,798
Other investments	9,482	8,893	9,031
Total investment securities	941,707	1,027,748	904,143
Loans held for sale	57,052	41,649	48,985
Loans:
Acquired credit impaired (covered of $0, $98,459 and $103,329, respectively; non-covered of $632,617, $635,411 and $665,277, respectively), net of allowance for loan losses	632,617	733,870	768,606
Acquired non-credit impaired (covered of $0, $8,047 and $7,990, respectively; non-covered of $885,657, $1,041,491 and $1,099,450, respectively)	885,657	1,049,538	1,107,440
Non-acquired	5,008,113	4,220,726	3,994,716
Less allowance for non-acquired loan losses	(37,319)	(34,090)	(35,116)
Loans, net	6,489,068	5,970,044	5,835,646
FDIC indemnification asset	—	4,401	7,942
Other real estate owned (covered of $0, $5,751 and $5,465, respectively; non-covered of $22,211, $24,803 and $25,913, respectively)	22,211	30,554	31,378
Premises and equipment, net	179,450	174,537	174,662
Bank owned life insurance	103,427	101,588	100,967
Deferred tax assets	25,357	37,827	40,090
Mortgage servicing rights	23,064	26,202	24,665
Core deposit and other intangibles	41,738	47,425	49,982
Goodwill	338,340	338,340	338,342
Other assets	68,234	61,239	53,694
Total assets	$8,797,165	$8,557,348	$8,499,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,176,155	$1,976,480	$1,927,309
Interest-bearing	5,071,251	5,123,948	5,150,700
Total deposits	7,247,406	7,100,428	7,078,009
Federal funds purchased and securities sold under agreements to repurchase	305,268	288,231	260,521
Other borrowings	55,306	55,158	55,107
Other liabilities	65,053	54,147	57,927
Total liabilities	7,673,033	7,497,964	7,451,564
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,209,122, 24,162,657 and 24,211,793 shares issued and outstanding, respectively	60,523	60,407	60,529
Surplus	705,124	703,929	706,227
Retained earnings	354,490	298,919	279,681
Accumulated other comprehensive income (loss)	3,995	(3,871)	1,875
Total shareholders’ equity	1,124,132	1,059,384	1,048,312
Total liabilities and shareholders’ equity	$8,797,165	$8,557,348	$8,499,876

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$77,344	$79,857	$231,752	$238,111
Investment securities:
Taxable	4,309	4,106	13,579	11,590
Tax-exempt	962	1,112	2,970	3,262
Federal funds sold and securities purchased under agreements to resell	666	487	2,174	1,362
Total interest income	83,281	85,562	250,475	254,325
Interest expense:
Deposits	1,412	1,811	4,380	5,550
Federal funds purchased and securities sold under agreements to repurchase	137	95	418	296
Other borrowings	487	641	1,431	2,138
Total interest expense	2,036	2,547	6,229	7,984
Net interest income	81,245	83,015	244,246	246,341
Provision for loan losses	912	1,075	6,198	5,038
Net interest income after provision for loan losses	80,333	81,940	238,048	241,303
Noninterest income:
Fees on deposit accounts	20,776	19,212	62,439	53,403
Mortgage banking income	6,286	4,817	16,104	18,532
Trust and investment services income	4,877	5,489	14,573	15,474
Securities gains, net	—	—	122	—
Amortization of FDIC indemnification asset, net	—	(1,871)	(5,901)	(7,120)
Recoveries on acquired loans	2,207	879	5,130	2,099
Other	1,194	1,245	5,032	3,970
Total noninterest income	35,340	29,771	97,499	86,358
Noninterest expense:
Salaries and employee benefits	41,972	40,013	123,941	120,754
Net occupancy expense	5,464	5,395	16,364	15,678
Information services expense	5,237	4,736	15,353	13,076
Furniture and equipment expense	3,234	2,554	9,157	8,461
OREO expense and loan related	2,085	2,717	4,733	7,750
Bankcard expense	2,940	2,448	8,859	6,713
Amortization of intangibles	1,891	2,078	5,687	6,058
Supplies, printing and postage expense	1,345	1,377	4,910	4,391
Professional fees	1,758	1,383	4,663	4,377
FDIC assessment and other regulatory charges	1,001	1,248	3,162	3,685
Advertising and marketing	790	1,054	2,293	2,918
Branch consolidation and merger-related expense	709	3,091	3,240	5,328
Other	4,765	5,100	16,712	16,019
Total noninterest expense	73,191	73,194	219,074	215,208
Earnings:
Income before provision for income taxes	42,482	38,517	116,473	112,453
Provision for income taxes	14,387	13,377	39,368	38,515
Net income	$28,095	$25,140	$77,105	$73,938
Earnings per common share:
Basic	$1.17	$1.05	$3.21	$3.09
Diluted	$1.16	$1.04	$3.18	$3.05
Dividends per common share	$0.31	$0.25	$0.89	$0.72
Weighted average common shares outstanding:
Basic	24,016	23,984	23,989	23,956
Diluted	24,278	24,285	24,229	24,235

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$28,095	$25,140	$77,105	$73,938
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(4,388)	5,991	12,162	2,981
Tax effect	1,673	(2,284)	(4,638)	(1,137)
Reclassification adjustment for gains included in net income	—	—	(122)	—
Tax effect	—	—	47	—
Net of tax amount	(2,715)	3,707	7,449	1,844
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains ( losses) arising during period	51	(154)	(147)	(245)
Tax effect	(19)	59	56	93
Reclassification adjustment for losses included in interest expense	69	89	209	230
Tax effect	(27)	(34)	(80)	(88)
Net of tax amount	74	(40)	38	(10)
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	204	225	612	674
Tax effect	(78)	(86)	(233)	(256)
Net of tax amount	126	139	379	418
Other comprehensive income (loss), net of tax	(2,515)	3,806	7,866	2,252
Comprehensive income	$25,580	$28,946	$84,971	$76,190

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2016 and 2015

(Dollars in thousands, except for share data)

							Accumulated
							Other
							Comprehensive
	Preferred Stock		Common Stock			Retained	Income
	Shares	Amount	Shares	Amount	Surplus	Earnings	(Loss)	Total
Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920
Comprehensive income:
Net income	—	—	—	—	—	73,938	—	73,938
Other comprehensive income, net of tax effects	—	—	—	—	—	—	2,252	2,252
Total comprehensive income								76,190
Cash dividends declared on common stock at $0.72 per share	—	—	—	—	—	(17,413)	—	(17,413)
Employee stock purchases	—	—	6,971	17	427	—	—	444
Stock options exercised	—	—	30,560	77	881	—	—	958
Restricted stock awards	—	—	41,105	102	(102)	—	—	—
Common stock repurchased	—	—	(17,545)	(44)	(1,057)	—	—	(1,101)
Share-based compensation expense	—	—	—	—	4,314	—	—	4,314
Balance, September 30, 2015	—	$—	24,211,793	$60,529	$706,227	$279,681	$1,875	$1,048,312
Balance, December 31, 2015	—	$—	24,162,657	$60,407	$703,929	$298,919	$(3,871)	$1,059,384
Comprehensive income:
Net income	—	—	—	—	—	77,105	—	77,105
Other comprehensive income, net of tax effects	—	—	—	—	—	—	7,866	7,866
Total comprehensive income								84,971
Cash dividends declared at $0.89 per share	—	—	—	—	—	(21,534)	—	(21,534)
Employee stock purchases			7,793	19	455			474
Stock options exercised	—	—	44,491	111	1,402	—	—	1,513
Restricted stock awards	—	—	39,431	99	(99)	—	—	—
Stock issued pursuant to restricted stock units	—	—	35,903	90	(90)	—	—	—
Common stock repurchased - buyback plan			(32,900)	(82)	(2,048)			(2,130)
Common stock repurchased	—	—	(48,253)	(121)	(3,129)	—	—	(3,250)
Share-based compensation expense	—	—	—	—	4,704	—	—	4,704
Balance, September 30, 2016	—	$—	24,209,122	$60,523	$705,124	$354,490	$3,995	$1,124,132

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$77,105	$73,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,016	15,704
Provision for loan losses	6,198	5,038
Deferred income taxes	7,622	1,213
Gain on sale of securities, net	(122)	—
Share-based compensation expense	4,704	4,314
Amortization of FDIC indemnification asset	3,566	7,120
Accretion of discount related to performing acquired loans	(4,183)	(4,777)
(Gain) Loss on disposals of premises and equipment	(52)	432
Gain on sale of OREO	(1,672)	(1,492)
Net amortization of premiums on investment securities	4,095	3,293
OREO write downs	4,070	7,673
Fair value adjustment for loans held for sale	(732)	(104)
Originations and purchases of mortgage loans for sale	(557,388)	(725,597)
Proceeds from mortgage loans sales	542,717	738,558
Net change in:
Accrued interest receivable	(419)	(248)
Prepaid assets	(563)	187
FDIC indemnification asset	3,177	7,098
Miscellaneous other assets	(7,983)	787
Accrued interest payable	(806)	(2,009)
Accrued income taxes	6,775	15,435
Miscellaneous other liabilities	10,393	3,322
Net cash provided by operating activities	112,518	149,885
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	137	—
Proceeds from maturities and calls of investment securities held to maturity	2,466	345
Proceeds from maturities and calls of investment securities available for sale	324,110	175,875
Proceeds from calls of other investment securities	—	1,392
Proceeds from sales of other investment securities	71	95
Purchases of investment securities available for sale	(232,016)	(255,218)
Purchases of other investment securities	(660)	—
Net increase in loans	(533,393)	(175,094)
Net cash received from acquisitions	—	403,548
Payment to terminate FDIC Loss Share Agreements	(2,342)	—
Recoveries of loans previously charged off	2,620	—
Purchases of premises and equipment	(18,320)	(11,677)
Proceeds from sale of OREO	17,392	28,189
Proceeds from sale of premises and equipment	52	25
Net cash provided by (used in) investing activities	(439,883)	167,480
Cash flows from financing activities:
Net increase in deposits	146,990	178,675
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	17,037	38,980
Repayment of other borrowings	(12)	(46,397)
Common stock issuance	474	444
Common stock repurchase	(5,380)	(1,101)
Dividends paid on common stock	(21,534)	(17,413)
Stock options exercised	1,513	958
Net cash provided by financing activities	139,088	154,146
Net increase (decrease) in cash and cash equivalents	(188,277)	471,511
Cash and cash equivalents at beginning of period	695,794	417,869
Cash and cash equivalents at end of period	$507,517	$889,380
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$7,036	$9,993
Income taxes	$25,364	$21,946
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $2,151 and $6,832, respectively; and non-covered of $9,296 and $16,190, respectively)	$11,447	$23,022

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15,  Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments:  (“ASU 2016-15”).  ASU 2016-15 addresses eight classification issues related to the statement of cash flows:  Debt prepayment or debt extinguishment costs; Settlement of zero-coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate-owned life insurance policies, including  bank-owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions using a retrospective transition method to each period presented.  The Company does not believe that this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments:  (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently assessing the impact of the new guidance on the Company’s consolidated financial statements.

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

Southeastern Bank Financial Corporation Acquisition

On June 16, 2016, South State Corporation, (“SSB”) entered into an Agreement and Plan of Merger with Southeastern Bank Financial Corporation, a Georgia corporation ("SBFC"), and a bank holding company headquartered in Augusta, Georgia.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, SBFC will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, SBFC's wholly owned bank subsidiary, Georgia Bank & Trust Company of Augusta ("Georgia Bank & Trust"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At September 30, 2016, SBFC reported $1.9 billion in total assets, $1.0 billion in loans and $1.6 billion in deposits.  Georgia Bank & Trust has nine full service branches in Augusta, Georgia, three full service branches in Aiken, South Carolina that serve individuals and businesses and a limited service loan production office in Athens, Georgia.

Under the terms of the merger agreement, SBFC common shareholders will receive aggregate consideration of approximately 4,969,147 shares of SSB common stock.   The common stock consideration is based upon a fixed exchange ratio of 0.7307 shares of SSB common stock for each of the outstanding shares of SBFC common stock.

Special shareholder meetings of SBFC and SSB to ratify the merger proposal were held on October 18, 2016 and the merger proposal was approved. All regulatory approvals have been received from the Georgia Department of Banking and Finance, South Carolina State Board of Financials Institutions, the FDIC and the Federal Reserve Bank of Richmond.  The transaction is expected to close on or around January 3, 2017.

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

(c)— Adjustment reflects the recording of the core deposit intangible on the acquired core deposit accounts.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2016:
State and municipal obligations	$6,851	$225	$—	$7,076
December 31, 2015:
State and municipal obligations	$9,314	$409	$—	$9,723
September 30, 2015:
State and municipal obligations	$9,314	$444	$—	$9,758

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2016:
Government-sponsored entities debt*	$62,996	$20	$(36)	$62,980
State and municipal obligations	112,797	4,542	(15)	117,324
Mortgage-backed securities**	729,699	11,721	(143)	741,277
Corporate stocks	3,658	380	(245)	3,793
	$909,150	$16,663	$(439)	$925,374
December 31, 2015:
Government-sponsored entities debt*	$163,577	$39	$(1,109)	$162,507
State and municipal obligations	127,293	4,185	(114)	131,364
Mortgage-backed securities**	710,816	4,063	(3,030)	711,849
Corporate stocks	3,673	440	(292)	3,821
	$1,005,359	$8,727	$(4,545)	$1,009,541
September 30, 2015:
Government-sponsored entities debt*	$123,926	$188	$(320)	$123,794
State and municipal obligations	130,553	3,946	(161)	134,338
Mortgage-backed securities**	616,341	9,170	(438)	625,073
Corporate stocks	3,161	411	(979)	2,593
	$873,981	$13,715	$(1,898)	$885,798

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

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2016:
Federal Home Loan Bank stock	$7,840	$—	$—	$7,840
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,482	$—	$—	$9,482
December 31, 2015:
Federal Home Loan Bank stock	$7,251	$—	$—	$7,251
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$8,893	$—	$—	$8,893
September 30, 2015:
Federal Home Loan Bank stock	$7,389	$—	$—	$7,389
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,031	$—	$—	$9,031

The amortized cost and fair value of debt securities at September 30, 2016 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  Corporate Stocks including equity and preferred stocks with no stated maturity are included in the due after ten years category.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,928	$1,969	$6,804	$6,861
Due after one year through five years	2,984	3,084	90,063	90,966
Due after five years through ten years	1,939	2,023	153,896	158,477
Due after ten years	—	—	658,387	669,070
	$6,851	$7,076	$909,150	$925,374

Information pertaining to the Company’s securities with gross unrealized losses at September 30, 2016, December 31, 2015 and September 30, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2016:
Securities Available for Sale
Government-sponsored entities debt	$36	$11,962	$—	$—
State and municipal obligations	15	1,947	—	—
Mortgage-backed securities	106	56,023	37	2,325
Corporate stocks	—	—	245	1,496
	$157	$69,932	$282	$3,821
December 31, 2015:
Securities Available for Sale
Government-sponsored entities debt	$717	$88,224	$392	$17,598
State and municipal obligations	9	3,755	105	2,650
Mortgage-backed securities	2,600	347,380	430	23,772
Corporate stocks	—	—	292	1,450
	$3,326	$439,359	$1,219	$45,470
September 30, 2015:
Securities Available for Sale
Government-sponsored entities debt	$77	$14,915	$243	$32,732
State and municipal obligations	12	5,074	149	4,221
Mortgage-backed securities	179	32,579	259	24,555
Corporate stocks	—	—	979	1,251
	$268	$52,568	$1,630	$62,759

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of September 30, 2016 continue to perform as scheduled.  All equity securities available for sale in an unrealized loss position as of September 30, 2016 continue to pay dividends. As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2016. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$562,336	$401,979	$372,077
Commercial non-owner occupied	630,437	487,777	406,489
Total commercial non-owner occupied real estate	1,192,773	889,756	778,566
Consumer real estate:
Consumer owner occupied	1,183,441	1,018,984	987,863
Home equity loans	363,825	319,255	308,563
Total consumer real estate	1,547,266	1,338,239	1,296,426
Commercial owner occupied real estate	1,153,480	1,033,398	1,012,428
Commercial and industrial	617,525	503,808	462,588
Other income producing property	179,595	175,848	169,997
Consumer	305,687	233,104	223,210
Other loans	11,787	46,573	51,501
Total non-acquired loans	5,008,113	4,220,726	3,994,716
Less allowance for loan losses	(37,319)	(34,090)	(35,116)
Non-acquired loans, net	$4,970,794	$4,186,636	$3,959,600

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$10,683	$13,849	$16,482
Commercial non-owner occupied	35,775	40,103	42,172
Total commercial non-owner occupied real estate	46,458	53,952	58,654
Consumer real estate:
Consumer owner occupied	435,132	518,107	542,278
Home equity loans	168,758	190,968	203,025
Total consumer real estate	603,890	709,075	745,303
Commercial owner occupied real estate	29,444	39,220	42,524
Commercial and industrial	14,201	25,475	27,459
Other income producing property	43,152	51,169	56,092
Consumer	148,512	170,647	177,408
Total FASB ASC Topic 310-20 acquired loans	$885,657	$1,049,538	$1,107,440

The unamortized discounted related to the acquired non-credit impaired loans totaled $12.6 million, $16.8 million, and $18.7 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$10,958	$12,628	$12,963
Commercial real estate	220,489	255,430	266,465
Commercial real estate—construction and development	47,081	54,272	55,168
Residential real estate	268,968	313,319	330,754
Consumer	61,866	70,734	73,632
Commercial and industrial	26,658	31,193	34,074
Single pay	—	—	24
Total FASB ASC Topic 310-30 acquired loans	636,020	737,576	773,080
Less allowance for loan losses	(3,403)	(3,706)	(4,474)
FASB ASC Topic 310-30 acquired loans, net	$632,617	$733,870	$768,606

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of September 30, 2016, December 31, 2015 and September 30, 2015 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Contractual principal and interest	$822,340	$968,857	$1,025,557
Non-accretable difference	(22,222)	(29,743)	(52,463)
Cash flows expected to be collected	800,118	939,114	973,094
Accretable yield	(164,098)	(201,538)	(200,014)
Carrying value	$636,020	$737,576	$773,080
Allowance for acquired loan losses	$(3,403)	$(3,706)	$(4,474)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$733,870	$919,402
Net reductions for payments, foreclosures, and accretion	(101,556)	(153,687)
Change in the allowance for loan losses on acquired loans	303	2,891
Balance at end of period, net of allowance for loan losses on acquired loans	$632,617	$768,606

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$201,538	$306,826
Accretion	(56,850)	(76,168)
Reclass of nonaccretable difference due to improvement in expected cash flows	18,631	39,030
Other changes, net	779	(69,674)
Balance at end of period	$164,098	$200,014

In the third quarter of 2016, the accretable yield balance declined by $17.3 million as loan accretion (income) was recognized. This was partially offset by improved expected cash flows of $5.5 million.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended September 30, 2016:
Balance at beginning of period	$36,939	$—	$3,752	$40,691
Loans charged-off	(1,108)	(280)	—	(1,388)
Recoveries of loans previously charged off (1)	713	120	—	833
Net charge-offs	(395)	(160)	—	(555)
Provision	775	160	(23)	912
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	775	160	(23)	912
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(326)	(326)
Balance at end of period	$37,319	$—	$3,403	$40,722
Three Months Ended September 30, 2015:
Balance at beginning of period	$34,782	$—	$4,688	$39,470
Loans charged-off	(1,530)	(141)	—	(1,671)
Recoveries of loans previously charged off (1)	655	273	—	928
Net charge-offs	(875)	132	—	(743)
Provision	1,209	(132)	(2)	1,075
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	1,209	(132)	(2)	1,075
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(212)	(212)
Balance at end of period	$35,116	$—	$4,474	$39,590

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Nine Months Ended September 30, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(4,384)	(810)	—	(5,194)
Recoveries of loans previously charged off (1)	2,358	262	—	2,620
Net charge-offs	(2,026)	(548)	—	(2,574)
Provision	5,255	548	372	6,175
Benefit attributable to FDIC loss share agreements	—	—	23	23
Total provision for loan losses charged to operations	5,255	548	395	6,198
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(675)	(675)
Balance at end of period	$37,319	$—	$3,403	$40,722
Nine Months Ended September 30, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(4,206)	(2,510)	—	(6,716)
Recoveries of loans previously charged off (1)	2,253	323	—	2,576
Net charge-offs	(1,953)	(2,187)	—	(4,140)
Provision	2,530	2,187	300	5,017
Benefit attributable to FDIC loss share agreements	—	—	21	21
Total provision for loan losses charged to operations	2,530	2,187	321	5,038
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(21)	(21)
Reduction due to loan removals	—	—	(3,191)	(3,191)
Balance at end of period	$35,116	$—	$4,474	$39,590
(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the allowance for loan losses.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended September 30, 2016
Allowance for loan losses:
Balance, June 30, 2016	$4,665	$4,656	$8,003	$7,530	$3,148	$4,269	$1,812	$2,014	$842	$36,939
Charge-offs	—	—	(16)	(45)	—	(31)	—	(1,016)	—	(1,108)
Recoveries	241	28	25	27	64	104	8	216	—	713
Provision (benefit)	(795)	(93)	516	338	69	368	(201)	1,094	(521)	775
Balance, September 30, 2016	$4,111	$4,591	$8,528	$7,850	$3,281	$4,710	$1,619	$2,308	$321	$37,319
Loans individually evaluated for impairment	$359	$181	$65	$58	$38	$385	$289	$4	$—	$1,379
Loans collectively evaluated for impairment	$3,752	$4,410	$8,463	$7,792	$3,243	$4,325	$1,330	$2,304	$321	$35,940
Loans:
Loans individually evaluated for impairment	$3,431	$764	$6,352	$3,127	$1,599	$1,453	$4,319	$142	$—	$21,187
Loans collectively evaluated for impairment	558,905	629,673	1,147,128	1,180,314	362,226	616,072	175,276	305,545	11,787	4,986,926
Total non-acquired loans	$562,336	$630,437	$1,153,480	$1,183,441	$363,825	$617,525	$179,595	$305,687	$11,787	$5,008,113
Three Months Ended September 30, 2015
Allowance for loan losses:
Balance , June 30, 2015	$4,998	$3,038	$8,684	$7,125	$2,868	$3,983	$2,019	$1,608	$459	$34,782
Charge-offs	(85)	(5)	(23)	(230)	(74)	(102)	—	(1,011)	—	(1,530)
Recoveries	122	23	7	89	91	79	11	233	—	655
Provision (benefit)	(826)	268	376	471	26	16	(3)	886	(5)	1,209
Balance, September 30, 2015	$4,209	$3,324	$9,044	$7,455	$2,911	$3,976	$2,027	$1,716	$454	$35,116
Loans individually evaluated for impairment	$585	$26	$248	$121	$3	$21	$430	$3	$19	$1,456
Loans collectively evaluated for impairment	$3,624	$3,298	$8,796	$7,334	$2,908	$3,955	$1,597	$1,713	$435	$33,660
Loans:
Loans individually evaluated for impairment	$5,727	$2,569	$11,445	$7,818	$293	$1,045	$4,788	$101	$693	$34,479
Loans collectively evaluated for impairment	366,350	403,920	1,000,983	980,045	308,270	461,543	165,209	223,109	50,808	3,960,237
Total non-acquired loans	$372,077	$406,489	$1,012,428	$987,863	$308,563	$462,588	$169,997	$223,210	$51,501	$3,994,716

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	(159)	—	(117)	(174)	(767)	(358)	(7)	(2,802)	—	(4,384)
Recoveries	848	59	46	125	239	207	47	787	—	2,358
Provision (benefit)	(694)	964	258	687	880	887	(384)	2,629	28	5,255
Balance, September 30, 2016	$4,111	$4,591	$8,528	$7,850	$3,281	$4,710	$1,619	$2,308	$321	$37,319
Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(185)	(88)	(575)	(274)	(282)	(357)	(13)	(2,432)	—	(4,206)
Recoveries	256	52	23	134	201	745	77	765	—	2,253
Provision (benefit)	(1,528)	206	1,181	729	163	27	(269)	2,016	5	2,530
Balance, September 30, 2015	$4,209	$3,324	$9,044	$7,455	$2,911	$3,976	$2,027	$1,716	$454	$35,116

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(3)	—	(105)	(23)	—	(149)	(280)
Recoveries	1	—	—	3	89	1	—	26	120
Provision (benefit)	(1)	—	3	(3)	16	22	—	123	160
Balance, September 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,683	35,775	29,444	435,132	168,758	14,201	43,152	148,512	885,657
Total acquired non-credit impaired loans	$10,683	$35,775	$29,444	$435,132	$168,758	$14,201	$43,152	$148,512	$885,657
Three Months Ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	8	(79)	(7)	—	(63)	(141)
Recoveries	1	—	—	95	161	2	3	11	273
Provision (benefit)	(1)	—	—	(103)	(82)	5	(3)	52	(132)
Balance, September 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	16,482	42,172	42,524	542,278	203,025	27,459	56,092	177,408	1,107,440
Total acquired non-credit impaired loans	$16,482	$42,172	$42,524	$542,278	$203,025	$27,459	$56,092	$177,408	$1,107,440

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(3)	—	(292)	(30)	—	(485)	(810)
Recoveries	3	—	—	9	197	3	1	49	262
Provision (benefit)	(3)	—	3	(9)	95	27	(1)	436	548
Balance, September 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(360)	(1,459)	(120)	(3)	(568)	(2,510)
Recoveries	3	—	—	100	178	17	4	21	323
Provision (benefit)	(3)	—	—	260	1,281	103	(1)	547	2,187
Balance, September 30, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three Months Ended September 30, 2016
Allowance for loan losses:
Balance, June 30, 2016	$—	$35	$151	$2,592	$778	$196	$—	$3,752
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	—	—	2	(23)	(2)	—	(23)
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	—	—	—	2	(23)	(2)	—	(23)
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	5	(6)	(102)	(211)	(12)	—	(326)
Balance, September 30, 2016	$—	$40	$145	$2,492	$544	$182	$—	$3,403
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$40	$145	$2,492	$544	$182	$—	$3,403
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,958	220,489	47,081	268,968	61,866	26,658	—	636,020
Total acquired credit impaired loans	$10,958	$220,489	$47,081	$268,968	$61,866	$26,658	$—	$636,020

Three Months Ended September 30, 2015
Allowance for loan losses:
Balance , June 30, 2015	$(66)	$532	$344	$3,183	$449	$197	$49	$4,688
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	7	—	433	(160)	(249)	15	(48)	(2)
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	7	—	433	(160)	(249)	15	(48)	(2)
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	59	(7)	(49)	(160)	(44)	(12)	1	(212)
Balance, September 30, 2015	$—	$525	$728	$2,863	$156	$200	$2	$4,474
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$525	$728	$2,863	$156	$200	$2	$4,474
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	12,963	266,465	55,168	330,754	73,632	34,074	24	773,080
Total acquired credit impaired loans	$12,963	$266,465	$55,168	$330,754	$73,632	$34,074	$24	$773,080

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	1	—	(178)	511	38	—	372
Benefit attributable to FDIC loss share agreements	—	—	—	23	—	—	—	23
Total provision (benefit) for loan losses charged to operations	—	1	—	(155)	511	38	—	395
Provision (benefit) for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	—	(16)	(32)	(316)	(281)	(30)	—	(675)
Balance, September 30, 2016	$—	$41	$145	$2,492	$543	$182	$—	$3,403
Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	7	3	443	(138)	141	(107)	(49)	300
Benefit attributable to FDIC loss share agreements	—	—	—	—	(107)	127	1	21
Total provision (benefit) for loan losses charged to operations	7	3	443	(138)	34	20	(48)	321
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	107	(127)	(1)	(21)
Reduction due to loan removals	(142)	(922)	(51)	(1,386)	(260)	(411)	(19)	(3,191)
Balance, September 30, 2015	$—	$525	$728	$2,863	$156	$200	$2	$4,474

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
(Dollars in	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$548,984	$382,167	$349,808	$615,521	$471,466	$388,303	$1,118,421	$994,442	$970,090
Special mention	8,492	13,633	15,629	11,499	13,912	14,888	26,429	29,478	28,799
Substandard	4,860	6,179	6,640	3,417	2,399	3,298	8,630	9,478	13,539
Doubtful	—	—	—	—	—	—	—	—	—
	$562,336	$401,979	$372,077	$630,437	$487,777	$406,489	$1,153,480	$1,033,398	$1,012,428

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$604,058	$497,572	$456,912	$165,451	$163,975	$157,233	$3,052,435	$2,509,622	$2,322,346
Special mention	11,246	4,472	4,321	12,099	8,047	8,808	69,765	69,542	72,445
Substandard	2,221	1,764	1,355	2,045	3,826	3,956	21,173	23,646	28,788
Doubtful	—	—	—	—	—	—	—	—	—
	$617,525	$503,808	$462,588	$179,595	$175,848	$169,997	$3,143,373	$2,602,810	$2,423,579

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
(Dollars in	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$1,155,481	$984,780	$953,523	$349,382	$304,744	$294,712	$304,117	$231,294	$221,515
Special mention	14,370	17,777	17,198	8,493	8,171	7,987	611	771	897
Substandard	13,590	16,427	17,142	5,950	6,318	5,842	959	1,039	798
Doubtful	—	—	—	—	22	22	—	—	—
	$1,183,441	$1,018,984	$987,863	$363,825	$319,255	$308,563	$305,687	$233,104	$223,210

	Other			Consumer Total
	September 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	December 31, 2015	September 30, 2015
Pass	$11,787	$46,573	$51,501	$1,820,767	$1,567,391	$1,521,251
Special mention	—	—	—	23,474	26,719	26,082
Substandard	—	—	—	20,499	23,784	23,782
Doubtful	—	—	—	—	22	22
	$11,787	$46,573	$51,501	$1,864,740	$1,617,916	$1,571,137

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Pass	$4,873,202	$4,077,013	$3,843,597
Special mention	93,239	96,261	98,527
Substandard	41,672	47,430	52,570
Doubtful	—	22	22
	$5,008,113	$4,220,726	$3,994,716

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$9,562	$12,935	$15,196	$29,509	$33,485	$35,562	$28,926	$38,623	$42,189
Special mention	278	109	113	6,173	637	399	—	377	291
Substandard	843	805	1,173	93	5,981	6,211	518	220	44
Doubtful	—	—	—	—	—	—	—	—	—
	$10,683	$13,849	$16,482	$35,775	$40,103	$42,172	$29,444	$39,220	$42,524

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$14,016	$24,621	$26,473	$42,159	$49,783	$54,684	$124,172	$159,447	$174,104
Special mention	122	166	213	276	592	435	6,849	1,881	1,451
Substandard	63	688	773	717	794	973	2,234	8,488	9,174
Doubtful	—	—	—	—	—	—	—	—	—
	$14,201	$25,475	$27,459	$43,152	$51,169	$56,092	$133,255	$169,816	$184,729

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$431,712	$514,817	$537,884	$158,672	$180,472	$190,648	$145,594	$167,399	$174,465
Special mention	759	557	2,009	5,340	4,202	5,198	1,118	729	630
Substandard	2,661	2,733	2,385	4,746	6,294	7,179	1,800	2,519	2,313
Doubtful	—	—	—	—	—	—	—	—	—
	$435,132	$518,107	$542,278	$168,758	$190,968	$203,025	$148,512	$170,647	$177,408

	Consumer Total
	September 30,	December 31,	September 30,
	2016	2015	2015
Pass	$735,978	$862,688	$902,997
Special mention	7,217	5,488	7,837
Substandard	9,207	11,546	11,877
Doubtful	—	—	—
	$752,402	$879,722	$922,711

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Pass	$860,150	$1,022,135	$1,077,101
Special mention	14,066	7,369	9,288
Substandard	11,441	20,034	21,051
Doubtful	—	—	—
	$885,657	$1,049,538	$1,107,440

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 22):

	Commercial Loans Greater						Commercial Real Estate—
	Than or Equal to						Construction and
	$1 million-CBT			Commercial Real Estate			Development
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$9,616	$11,238	$11,027	$164,737	$177,656	$179,481	$20,889	$26,308	$25,784
Special mention	1,000	1,018	1,045	32,081	37,607	37,674	14,092	14,532	12,875
Substandard	342	372	891	23,671	40,167	49,310	12,100	13,432	16,509
Doubtful	—	—	—	—	—	—	—	—	—
	$10,958	$12,628	$12,963	$220,489	$255,430	$266,465	$47,081	$54,272	$55,168

	Residential Real Estate			Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2015	2016	2015	2015
Pass	$143,946	$166,309	$166,106	$9,072	$10,703	$11,156	$18,715	$22,358	$23,003
Special mention	54,597	63,341	69,998	20,635	23,331	24,248	4,476	2,549	2,092
Substandard	70,425	83,669	94,650	32,159	36,700	38,228	3,467	6,286	8,979
Doubtful	—	—	—	—	—	—	—	—	—
	$268,968	$313,319	$330,754	$61,866	$70,734	$73,632	$26,658	$31,193	$34,074

				Total Acquired
	Single Pay			Credit Impaired Loans
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2016	2015	2015	2016	2015	2015
Pass	$—	$—	$10	$366,975	$414,572	$416,567
Special mention	—	—	—	126,881	142,378	147,932
Substandard	—	—	14	142,164	180,626	208,581
Doubtful	—	—	—	—	—	—
	$—	$—	$24	$636,020	$737,576	$773,080

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2016
Commercial real estate:
Construction and land development	$548	$249	$1,079	$1,876	$560,460	$562,336
Commercial non-owner occupied	655	768	207	1,630	628,807	630,437
Commercial owner occupied	1,795	71	1,267	3,133	1,150,347	1,153,480
Consumer real estate:
Consumer owner occupied	1,549	894	1,682	4,125	1,179,316	1,183,441
Home equity loans	1,000	186	832	2,018	361,807	363,825
Commercial and industrial	229	739	674	1,642	615,883	617,525
Other income producing property	318	187	413	918	178,677	179,595
Consumer	286	430	302	1,018	304,669	305,687
Other loans	—	—	—	—	11,787	11,787
	$6,380	$3,524	$6,456	$16,360	$4,991,753	$5,008,113
December 31, 2015
Commercial real estate:
Construction and land development	$323	$136	$915	$1,374	$400,605	$401,979
Commercial non-owner occupied	867	—	184	1,051	486,726	487,777
Commercial owner occupied	1,269	608	1,530	3,407	1,029,991	1,033,398
Consumer real estate:
Consumer owner occupied	1,503	308	3,149	4,960	1,014,024	1,018,984
Home equity loans	899	1,046	598	2,543	316,712	319,255
Commercial and industrial	173	166	234	573	503,235	503,808
Other income producing property	241	207	275	723	175,125	175,848
Consumer	351	136	395	882	232,222	233,104
Other loans	48	43	64	155	46,418	46,573
	$5,674	$2,650	$7,344	$15,668	$4,205,058	$4,220,726
September 30, 2015
Commercial real estate:
Construction and land development	$752	$209	$1,113	$2,074	$370,003	$372,077
Commercial non-owner occupied	1,218	—	1,597	2,815	403,674	406,489
Commercial owner occupied	2,418	108	5,350	7,876	1,004,552	1,012,428
Consumer real estate:
Consumer owner occupied	1,886	1,180	3,044	6,110	981,753	987,863
Home equity loans	661	275	584	1,520	307,043	308,563
Commercial and industrial	404	90	160	654	461,934	462,588
Other income producing property	246	194	450	890	169,107	169,997
Consumer	656	114	314	1,084	222,126	223,210
Other loans	—	—	—	—	51,501	51,501
	$8,241	$2,170	$12,612	$23,023	$3,971,693	$3,994,716

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2016
Commercial real estate:
Construction and land development	$5	$—	$160	$165	$10,518	$10,683
Commercial non-owner occupied	—	28	—	28	35,747	35,775
Commercial owner occupied	326	110	302	738	28,706	29,444
Consumer real estate:
Consumer owner occupied	140	417	221	778	434,354	435,132
Home equity loans	719	207	921	1,847	166,911	168,758
Commercial and industrial	38	—	—	38	14,163	14,201
Other income producing property	26	—	—	26	43,126	43,152
Consumer	409	97	549	1,055	147,457	148,512
	$1,663	$859	$2,153	$4,675	$880,982	$885,657
December 31, 2015
Commercial real estate:
Construction and land development	$—	$21	$48	$69	$13,780	$13,849
Commercial non-owner occupied	—	—	—	—	40,103	40,103
Commercial owner occupied	120	176	44	340	38,880	39,220
Consumer real estate:
Consumer owner occupied	694	4	688	1,386	516,721	518,107
Home equity loans	897	412	482	1,791	189,177	190,968
Commercial and industrial	1	1	5	7	25,468	25,475
Other income producing property	—	—	7	7	51,162	51,169
Consumer	257	270	797	1,324	169,323	170,647
	$1,969	$884	$2,071	$4,924	$1,044,614	$1,049,538
September 30, 2015
Commercial real estate:
Construction and land development	$—	$—	$39	$39	$16,443	$16,482
Commercial non-owner occupied	32	—	—	32	42,140	42,172
Commercial owner occupied	245	4	39	288	42,236	42,524
Consumer real estate:
Consumer owner occupied	116	150	516	782	541,496	542,278
Home equity loans	658	92	537	1,287	201,738	203,025
Commercial and industrial	—	2	238	240	27,219	27,459
Other income producing property	97	7	5	109	55,983	56,092
Consumer	598	244	722	1,564	175,844	177,408
	$1,746	$499	$2,096	$4,341	$1,103,099	$1,107,440

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$10,958	$10,958
Commercial real estate	896	238	2,813	3,947	216,542	220,489
Commercial real estate—construction and development	266	1,971	1,137	3,374	43,707	47,081
Residential real estate	4,260	2,015	5,717	11,992	256,976	268,968
Consumer	1,124	332	1,233	2,689	59,177	61,866
Commercial and industrial	10	30	637	677	25,981	26,658
Single pay	—	—	—	—	—	—
	$6,556	$4,586	$11,537	$22,679	$613,341	$636,020
December 31, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,628	$12,628
Commercial real estate	1,118	426	5,624	7,168	248,262	255,430
Commercial real estate—construction and development	784	367	2,162	3,313	50,959	54,272
Residential real estate	4,705	1,155	8,095	13,955	299,364	313,319
Consumer	1,756	380	2,085	4,221	66,513	70,734
Commercial and industrial	272	137	846	1,255	29,938	31,193
Single pay	—	—	—	—	—	—
	$8,635	$2,465	$18,812	$29,912	$707,664	$737,576
September 30, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,963	$12,963
Commercial real estate	1,902	1,145	5,190	8,237	258,228	266,465
Commercial real estate—construction and development	960	983	2,575	4,518	50,650	55,168
Residential real estate	3,735	1,913	8,805	14,453	316,301	330,754
Consumer	1,660	630	2,305	4,595	69,037	73,632
Commercial and industrial	458	153	2,776	3,387	30,687	34,074
Single pay	—	—	—	—	24	24
	$8,715	$4,824	$21,651	$35,190	$737,890	$773,080

The following is a summary of information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
September 30, 2016
Commercial real estate:
Construction and land development	$7,744	$1,331	$2,100	$3,431	$359
Commercial non-owner occupied	2,372	228	536	764	181
Commercial owner occupied	10,204	4,301	2,051	6,352	65
Consumer real estate:
Consumer owner occupied	4,390	1,284	1,843	3,127	58
Home equity loans	2,054	251	1,348	1,599	38
Commercial and industrial	2,738	259	1,194	1,453	385
Other income producing property	5,167	101	4,218	4,319	289
Consumer	342	—	142	142	4
Other loans	—	—	—	—	—
Total	$35,011	$7,755	$13,432	$21,187	$1,379
December 31, 2015
Commercial real estate:
Construction and land development	$9,931	$1,004	$5,276	$6,280	$615
Commercial non-owner occupied	2,909	233	1,219	1,452	34
Commercial owner occupied	11,516	4,134	3,591	7,725	101
Consumer real estate:
Consumer owner occupied	9,001	3,505	4,044	7,549	138
Home equity loans	483	186	123	309	3
Commercial and industrial	2,641	273	1,214	1,487	279
Other income producing property	5,763	112	4,779	4,891	422
Consumer	155	—	102	102	3
Other loans	611	—	423	423	12
Total	$43,010	$9,447	$20,771	$30,218	$1,607
September 30, 2015
Commercial real estate:
Construction and land development	$8,321	$1,128	$4,599	$5,727	$585
Commercial non-owner occupied	3,935	1,644	925	2,569	26
Commercial owner occupied	16,195	7,325	4,120	11,445	248
Consumer real estate:
Consumer owner occupied	8,969	3,928	3,890	7,818	121
Home equity loans	390	185	108	293	3
Commercial and industrial	1,939	295	750	1,045	21
Other income producing property	5,601	117	4,671	4,788	430
Consumer	151	—	101	101	3
Other	887	—	693	693	19
Total	$46,388	$14,622	$19,857	$34,479	$1,456

Acquired credit impaired loans are accounted for in pools as shown on page 17 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended September 30,
	2016		2015
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$3,762	$31	$5,418	$116
Commercial non-owner occupied	992	—	2,590	13
Commercial owner occupied	6,662	150	11,208	89
Consumer real estate:
Consumer owner occupied	3,547	31	7,070	80
Home equity loans	1,888	13	263	4
Commercial and industrial	1,110	16	1,028	29
Other income producing property	4,659	71	4,788	95
Consumer	135	—	85	1
Other loans	—	—	347	4
Total Impaired Loans	$22,755	$312	$32,797	$431

	Nine Months Ended September 30,
	2016		2015
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$4,856	$88	$5,290	$170
Commercial non-owner occupied	1,108	23	3,090	38
Commercial owner occupied	7,038	233	10,303	255
Consumer real estate:
Consumer owner occupied	5,338	78	5,392	133
Home equity loans	954	43	162	7
Commercial and industrial	1,470	28	976	47
Other income producing property	4,605	157	5,143	174
Consumer	122	3	80	2
Other loans	211	—	347	4
Total Impaired Loans	$25,702	$653	$30,783	$830

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Commercial non-owner occupied real estate:
Construction and land development	$1,156	$1,090	$1,291
Commercial non-owner occupied	601	184	1,117
Total commercial non-owner occupied real estate	1,757	1,274	2,408
Consumer real estate:
Consumer owner occupied	5,048	7,766	8,043
Home equity loans	1,564	1,769	1,533
Total consumer real estate	6,612	9,535	9,576
Commercial owner occupied real estate	2,049	3,056	4,353
Commercial and industrial	587	515	466
Other income producing property	584	746	740
Consumer	796	659	556
Restructured loans	2,499	2,662	5,616
Total loans on nonaccrual status	$14,884	$18,447	$23,715

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Commercial non-owner occupied real estate:
Construction and land development	$235	$37	$39
Commercial non-owner occupied	—	—	95
Total commercial non-owner occupied real estate	235	37	134
Consumer real estate:
Consumer owner occupied	1,112	976	1,048
Home equity loans	1,588	1,103	1,115
Total consumer real estate	2,700	2,079	2,163
Commercial owner occupied real estate	302	44	40
Commercial and industrial	1	1	243
Other income producing property	149	168	382
Consumer	1,246	1,435	1,168
Total loans on nonaccrual status	$4,633	$3,764	$4,130

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the three and nine months ended September 30, 2016 and 2015, the Company’s TDR’s were not material.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$4,401	$22,161
Decrease in expected losses on loans	(23)	(21)
Additional recoveries on OREO	(1,736)	(4,164)
Reimbursable expenses	71	701
Amortization of discounts and premiums, net	(1,475)	(7,120)
Payments to (from) FDIC	853	(3,615)
Termination of Loss Share Agreement	(2,091)	—
Balance at end of period	$—	$7,942

As noted above, on June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  The Bank recorded a pre-tax charge of $4.4 million, which resulted from a $2.3 million payment to the FDIC as consideration for the early termination, plus the amortization of the remaining FDIC indemnification asset of $2.1 million, net of the clawback, as of March 31, 2016.  The entire pre-tax charge was recorded in noninterest income through “Amortization of the FDIC indemnification asset” on the consolidated statements of income.

During 2016, the Bank paid a net $853,000 to the FDIC, prior to the termination of the agreements.  The indemnification asset was amortized through March 31, 2016.  All assets previously classified as covered became uncovered effective June 23, 2016, and as a result the Bank recognizes the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.  As of the termination date, covered loans totaled $87.4 million and covered other real estate owned (“OREO”) totaled $3.0 million.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Nine Months Ended September 30,
	2016			2015
		Covered			Covered
(Dollars in thousands)	OREO	OREO	Total	OREO	OREO	Total
Beginning balance	$24,803	$5,751	$30,554	$26,499	$16,227	$42,726
Additions	9,296	2,151	11,447	16,190	6,832	23,022
Transfers	4,222	(4,222)	—	2,245	(2,245)	—
Writedowns	(1,939)	(2,131)	(4,070)	(2,763)	(4,910)	(7,673)
Sold	(14,171)	(1,549)	(15,720)	(16,258)	(10,439)	(26,697)
Ending Balance	$22,211	$—	$22,211	$25,913	$5,465	$31,378

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

At September 30, 2016, there were a total of 108 properties included in OREO.  This compares to 157 properties included in OREO, with 123 uncovered and 34 covered by loss share agreements with the FDIC, at September 30, 2015.  At September 30, 2016, the Company had $3.7 million in residential real estate included in OREO and $4.7 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Certificates of deposit	$911,453	$1,092,750	$1,159,285
Interest-bearing demand deposits	3,358,647	3,293,942	3,260,482
Non-interest bearing demand deposits	2,176,155	1,976,480	1,927,309
Savings deposits	795,754	735,961	726,373
Other time deposits	5,397	1,295	4,560
Total deposits	$7,247,406	$7,100,428	$7,078,009

At September 30, 2016, December 31, 2015, and September 30, 2015, the Company had $90.8 million, $114.9 million, and $122.1 million in certificates of deposits of $250,000 and greater, respectively.  At September 30, 2016, December 31, 2015, and September 30, 2015, the Company had $2.9 million, $18.9 million and $19.1 million, in traditional, out-of-market brokered deposits, respectively.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2016.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest cost	$(283)	$(254)	$(849)	$(762)
Expected return on plan assets	534	517	1,602	1,551
Recognized net actuarial loss	(204)	(225)	(612)	(674)
Net periodic pension benefit	$47	$38	$141	$115

The Company did not contribute to the pension plan for the three and nine months ended September 30, 2016, and does not expect to make any additional contributions during the remainder of 2016.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Effective January 1, 2015, employees were eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s 2015 financial goals which was paid in the first quarter of 2016.    The Company is offering the additional 1% discretionary matching contribution again in 2016 upon achievement of the Company’s 2016 financial goals.  The Company expensed $1.7 million and $1.6 million for the 401(k) plan during the three months ended September 30, 2016 and 2015, respectively. The Company expensed $4.5 million and $4.2 million for the 401(k) plan during the nine months ended September 30, 2016 and 2015, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2016	2015	2016	2015
Basic earnings per common share:
Net income	$28,095	$25,140	$77,105	$73,938
Weighted-average basic common shares	24,016	23,984	23,989	23,956
Basic earnings per common share	$1.17	$1.05	$3.21	$3.09
Diluted earnings per share:
Net income	$28,095	$25,140	$77,105	$73,938
Weighted-average basic common shares	24,016	23,984	23,989	23,956
Effect of dilutive securities	262	301	240	279
Weighted-average dilutive shares	24,278	24,285	24,229	24,235
Diluted earnings per common share	$1.16	$1.04	$3.18	$3.05

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2016			2015			2016			2015
Number of shares			52,064			46,798			72,480			47,865
Range of exercise prices	$61.42	to	$69.48	$61.42	to	$66.32	$61.42	to	$69.48	$61.42	to	$66.32

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1	285,405	$38.85
Granted	25,682	63.79
Exercised	(43,991)	33.96
Forfeited	(1,025)	35.20
Outstanding at September 30	266,071	42.08	4.77	$8,771
Exercisable at September 30	205,294	36.34	3.70	$7,945
Weighted-average fair value of options granted during the year	$ 25.19

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

As of September 30, 2016, there was $1.1 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.35 years as of September 30, 2016.  The total fair value of shares vested during the nine months ended September 30, 2016 was $455,000.

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

Nonvested restricted stock for the nine months ended September 30, 2016 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1 2016	218,282	$44.56
Granted	41,505	67.18
Vested	(70,547)	39.94
Forfeited	(2,075)	58.93
Nonvested at September 30, 2016	187,165	51.23

As of September 30, 2016, there was $5.5 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.33 years as of September 30, 2016.  The total fair value of shares vested during the nine months ended September 30, 2016 was $2.9 million.

Restricted Stock Units

The Company from time-to-time also grants performance RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date).  The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period.  Dividends are not paid in respect to the awards during the performance period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met.  For the nine months ended September 30, 2016, the Company accrued for 99% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the nine months ended September 30, 2016 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2016	79,789	$64.66
Granted	68,842	65.23
Vested	(2,314)	54.00
Forfeited	(639)	63.93
Nonvested at September 30, 2016	145,678	65.11

As of September 30, 2016, there was $4.8 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.46 years as of September 30, 2016.  The total fair value of RSUs vested during the nine months ended September 30, 2016 was $1.9 million.  On January 20, 2016, 35,903 vested restricted stock units were issued to the participants in the 2013 Long-Term Incentive Plan.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2016, commitments to extend credit and standby letters of credit totaled $1.6 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2016, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

Typically non-covered OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, both non-

covered and covered OREO are considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016:
Assets
Derivative financial instruments	$3,091	$—	$3,091	$—
Loans held for sale	57,052	—	57,052	—
Securities available for sale:
Government-sponsored entities debt	62,980	—	62,980	—
State and municipal obligations	117,324	—	117,324	—
Mortgage-backed securities	741,277	—	741,277	—
Corporate stocks	3,793	2,568	1,225	—
Total securities available for sale	925,374	2,568	922,806	—
Mortgage servicing rights	23,064	—	—	23,064
	$1,008,581	$2,568	$982,949	$23,064
Liabilities
Derivative financial instruments	$1,100	$—	$1,100	$—

December 31, 2015:
Assets
Derivative financial instruments	$1,415	$—	$1,415	$—
Loans held for sale	41,649	—	41,649	—
Securities available for sale:
Government-sponsored entities debt	162,507	—	162,507	—
State and municipal obligations	131,364	—	131,364	—
Mortgage-backed securities	711,849	—	711,849	—
Corporate stocks	3,821	2,596	1,225	—
Total securities available for sale	1,009,541	2,596	1,006,945	—
Mortgage servicing rights	26,202	—	—	26,202
	$1,078,807	$2,596	$1,050,009	$26,202
Liabilities
Derivative financial instruments	$838	$—	$838	$—

September 30, 2015:
Assets
Derivative financial instruments	$2,379	$—	$2,379	$—
Loans held for sale	48,985	—	48,985	—
Securities available for sale:
Government-sponsored entities debt	$123,794	$—	$123,794	$—
State and municipal obligations	134,338	—	134,338	—
Mortgage-backed securities	625,073	—	625,073	—
Corporate stocks	2,593	2,368	225	—
Total securities available for sale	885,798	2,368	883,430	—
Mortgage servicing rights	24,665	—	—	24,665
	$961,827	$2,368	$934,794	$24,665
Liabilities
Derivative financial instruments	$1,904	$—	$1,904	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2016.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2016	$26,202	$—
Servicing assets that resulted from transfers of financial assets	4,182	—
Changes in fair value due to valuation inputs or assumptions	(4,305)	—
Changes in fair value due to increased principal paydowns	(3,015)	—
Fair value , September 30, 2016	$23,064	$—

Fair value, January 1, 2015	$21,601	$—
Servicing assets that resulted from transfers of financial assets	5,770	—
Changes in fair value due to valuation inputs or assumptions	(92)	—
Changes in fair value due to increased principal paydowns	(2,614)	—
Fair value, September 30, 2015	$24,665	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2016 or 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016:
OREO	$22,211	$—	$—	$22,211
Non-acquired impaired loans	4,360	—	—	4,360
December 31, 2015:
OREO	$30,554	$—	$—	$30,554
Non-acquired impaired loans	13,355	—	—	13,355
September 30, 2015:
OREO	$31,378	$—	$—	$31,378
Non-acquired impaired loans	12,123	—	—	12,123

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			September 30,	December 31,	September 30,
	Valuation Technique	Unobservable Input	2016	2015	2015
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	7%	6%	4%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	24%	16%	19%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016, December 31, 2015 and September 30, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2016
Financial assets:
Cash and cash equivalents	$507,517	$507,517	$507,517	$—	$—
Investment securities	941,707	941,932	12,050	929,882	—
Loans held for sale	57,052	57,052	—	57,052	—
Loans, net of allowance for loan losses	6,489,068	6,667,622	—	—	6,667,622
FDIC receivable for loss share agreements	—	—	—	—	—
Accrued interest receivable	17,501	17,501	—	3,528	13,973
Mortgage servicing rights	23,064	23,064	—	—	23,064
Other derivative financial instruments (mortgage banking related)	3,091	3,091	—	3,091	—
Financial liabilities:
Deposits	7,247,406	7,015,012	—	7,015,012	—
Federal funds purchased and securities sold under agreements to repurchase	305,268	305,268	—	305,268	—
Other borrowings	55,306	49,751	—	49,751	—
Accrued interest payable	1,384	1,384	—	1,384	—
Interest rate swap - cash flow hedge	655	655	—	655	—
Other derivative financial instruments (mortgage banking related)	444	444	—	444	—
Off balance sheet financial instruments:
Commitments to extend credit	—	45,285	—	45,285	—
December 31, 2015
Financial assets:
Cash and cash equivalents	$695,794	$695,794	$695,794	$—	$—
Investment securities	1,027,748	1,028,157	11,489	1,016,668	—
Loans held for sale	41,649	41,649	—	41,649	—
Loans, net of allowance for loan losses	5,970,044	6,068,252	—	—	6,068,252
FDIC receivable for loss share agreements	4,401	(2,452)	—	—	(2,452)
Accrued interest receivable	17,083	17,083	—	3,883	13,200
Mortgage servicing rights	26,202	26,202	—	—	26,202
Other derivative financial instruments (mortgage banking related)	1,415	1,415	—	1,415	—
Financial liabilities:
Deposits	7,100,428	6,785,911	—	6,785,911	—
Federal funds purchased and securities sold under agreements to repurchase	288,231	288,231	—	288,231	—
Other borrowings	55,158	49,762	—	49,762	—
Accrued interest payable	2,190	2,190	—	2,190	—
Interest rate swap - cash flow hedge	718	718	—	718	—
Other derivative financial instruments (mortgage banking related)	120	120	—	120	—
Off balance sheet financial instruments:
Commitments to extend credit	—	23,927	—	23,927	—
September 30, 2015
Financial assets:
Cash and cash equivalents	$889,380	$889,380	$889,380	$—	$—
Investment securities	904,143	904,587	11,399	893,188	—
Loans held for sale	48,985	48,985	—	48,985	—
Loans, net of allowance for loan losses	5,835,646	5,939,570	—	—	5,939,570
FDIC receivable for loss share agreements	7,942	205	—	—	205
Accrued interest receivable	16,614	16,614	—	3,709	12,905
Mortgage servicing rights	24,665	24,665	—	—	24,665
Interest rate swap - non-designated hedge	170	170	—	170	—
Other derivative financial instruments (mortgage banking related)	2,209	2,209	—	2,209	—
Financial liabilities:
Deposits	7,078,009	6,836,437	—	6,836,437	—
Federal funds purchased and securities sold under agreements to repurchase	260,521	260,521	—	260,521	—
Other borrowings	55,107	49,362	—	49,362	—
Accrued interest payable	2,302	2,302	—	2,302	—
Interest rate swap - cash flow hedge	871	871	—	871	—
Interest rate swap - non-designated hedge	170	170	—	170	—
Other derivative financial instruments (mortgage banking related)	863	863	—	863	—
Off balance sheet financial instruments:
Commitments to extend credit	—	24,676	—	24,676	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended September 30, 2016
Balance at June 30, 2016	$(5,762)	$12,752	$(480)	$6,510
Other comprehensive income (loss) before reclassifications	—	(2,715)	32	(2,683)
Amounts reclassified from accumulated other comprehensive income (loss)	126	—	42	168
Net comprehensive income	126	(2,715)	74	(2,515)
Balance at September 30, 2016	$(5,636)	$10,037	$(406)	$3,995

Three Months Ended September 30, 2015
Balance at June 30, 2016	$(5,036)	$3,604	$(499)	$(1,931)
Other comprehensive income (loss) before reclassifications	—	3,707	(95)	3,612
Amounts reclassified from accumulated other comprehensive income (loss)	139	—	55	194
Net comprehensive income (loss)	139	3,707	(40)	3,806
Balance at September 30, 2015	$(4,897)	$7,311	$(539)	$1,875

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(6,015)	$2,588	$(444)	$(3,871)
Other comprehensive income (loss) before reclassifications	—	7,524	(91)	7,433
Amounts reclassified from accumulated other comprehensive income (loss)	379	(75)	129	433
Net comprehensive income (loss)	379	7,449	38	7,866
Balance at September 30, 2016	$(5,636)	$10,037	$(406)	$3,995

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(5,315)	$5,467	$(529)	$(377)
Other comprehensive income (loss) before reclassifications	—	1,844	(152)	1,692
Amounts reclassified from accumulated other comprehensive income (loss)	418	—	142	560
Net comprehensive income (loss)	418	1,844	(10)	2,252
Balance at September 30, 2015	$(4,897)	$7,311	$(539)	$1,875

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2016	2015	2016	2015	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$69	$89	$209	$230	Interest expense
	(27)	(34)	(80)	(88)	Provision for income taxes
	42	55	129	142	Net income
Gains on sales of available for sale securities:
	$—	$—	$(122)	$—	Other noninterest income
	—	—	47	—	Provision for income taxes
	—	—	(75)	—	Net income
Amortization of defined benefit pension:
Actuarial losses	$204	$225	$612	$674	Salaries and employee benefits
	(78)	(86)	(233)	(256)	Provision for income taxes
	126	139	379	418	Net income
Total reclassifications for the period	$168	$194	$433	$560

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $74,000 and $38,000 for the three and nine months ended September 30, 2016, respectively.  This compares to an unrealized loss of $40,000 and $10,000 for the three and nine months ended September 30, 2015, respectively.  The Company recognized a $655,000 cash flow hedge liability in other liabilities on the balance sheet at September 30, 2016, compared to $718,000 and $870,000 liability at December 31, 2015 and September 30, 2015, respectively.  There was no ineffectiveness in the cash flow hedge during the three and nine months ended September 30, 2016 and 2015.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2016 and December 31, 2015, the Company provided $750,000 of collateral and at September 30, 2015, $950,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, the Company has a netting agreement with the counterparty.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On September 30, 2016, the Company had derivative financial instruments outstanding with notional amounts totaling $128.5 million related to mortgage servicing rights, compared to $92.0 million and $90.0 million on December 31, 2015 and September 30, 2015, respectively.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $42,000 at September 30, 2016, compared to a loss of $98,000 at December 31, 2015 and a gain of  $863,000 at September 30, 2015.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Mortgage loan pipeline	$155,747	$87,486	$106,460
Expected closures	116,810	65,615	79,845
Fair Value of mortgage loan pipeline commitments	3,049	1,415	2,003
Forward sales commitments	146,000	73,000	86,000
Fair value of forward commitments	(445)	(21)	(658)

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

The following table presents actual and required capital ratios as of September 30, 2016, December 31, 2015 and September 30, 2015 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2016
Common equity Tier 1 to risk-weighted assets:
Consolidated	$765,032	11.48%	$338,086	5.125%	$461,776	7.00%	$428,792	6.50%
South State Bank (the Bank)	790,497	11.86%	337,972	5.125%	461,620	7.00%	428,647	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	817,746	12.27%	395,808	6.00%	560,728	8.50%	527,744	8.00%
South State Bank (the Bank)	790,497	11.86%	395,674	6.00%	560,539	8.50%	527,566	8.00%
Total capital to risk-weighted assets:
Consolidated	858,813	12.89%	527,744	8.00%	692,665	10.50%	659,681	10.00%
South State Bank (the Bank)	831,429	12.48%	527,566	8.00%	692,430	10.50%	659,457	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	817,746	9.74%	333,587	4.00%	333,587	4.00%	416,984	5.00%
South State Bank (the Bank)	790,497	9.42%	333,433	4.00%	333,433	4.00%	416,791	5.00%
December 31, 2015:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$711,577	11.84%	$270,432	4.50%	$420,762	7.00%	$390,624	6.50%
South State Bank (the Bank)	740,532	12.33%	270,354	4.50%	420,550	7.00%	390,511	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	763,590	12.71%	360,576	6.00%	510,817	8.50%	480,768	8.00%
South State Bank (the Bank)	740,532	12.33%	360,471	6.00%	510,668	8.50%	480,629	8.00%
Total capital to risk-weighted assets:
Consolidated	801,745	13.34%	480,768	8.00%	631,009	10.50%	600,961	10.00%
South State Bank (the Bank)	778,538	12.96%	480,629	8.00%	630,825	10.50%	600,786	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	763,590	9.31%	328,085	4.00%	328,085	4.00%	410,107	5.00%
South State Bank (the Bank)	740,532	9.03%	327,854	4.00%	327,854	4.00%	409,818	5.00%
September 30, 2015:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$693,121	11.82%	$263,907	4.50%	$410,523	7.00%	$381,200	6.50%
South State Bank (the Bank)	720,522	12.29%	263,769	4.50%	410,307	7.00%	380,999	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	743,805	12.68%	351,877	6.00%	498,492	8.50%	469,169	8.00%
South State Bank (the Bank)	720,522	12.29%	351,692	6.00%	498,230	8.50%	468,922	8.00%
Total capital to risk-weighted assets:
Consolidated	783,605	13.36%	469,169	8.00%	615,784	10.50%	586,461	10.00%
South State Bank (the Bank)	760,322	12.97%	468,922	8.00%	615,460	10.50%	586,153	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	743,805	9.32%	319,149	4.00%	319,149	4.00%	398,937	5.00%
South State Bank (the Bank)	720,522	9.04%	318,835	4.00%	318,835	4.00%	398,544	5.00%

As of September 30, 2016, December 31, 2015, and September 30, 2015, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $338.3 million at September 30, 2016. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Gross carrying amount	$82,154	$82,154	$82,155
Accumulated amortization	(40,416)	(34,729)	(32,173)
	$41,738	$47,425	$49,982

Amortization expense totaled $1.9 million and $5.7 million for the three and nine months ended September 30, 2016, respectively, compared to $2.1 million and $6.1 million for the three and nine months ended September 30, 2015.

Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

Quarter ending:
December 31, 2016	$1,890
March 31, 2017	1,810
June 30, 2017	1,798
September 30, 2017	1,797
December 31, 2017	1,797
Thereafter	32,646
$41,738

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of September 30, 2016, December 31, 2015, and September 30, 2015, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.7 billion, $2.6 billion, and $2.5 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and nine months ended September 30, 2016 and September 30, 2015 was $1.7 million and $5.1 million, and $1.6 million and $4.7 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At September 30, 2016, December 31, 2015, and September 30, 2015, mortgage servicing rights (“MSRs”) were $23.1 million, $26.2 million, and $24.7 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2016 were a gain of $171,000 and a loss of $4.3 million, respectively, compared with losses of $1.6 million and $92,000 for the three and nine months ended September 30, 2015, respectively. Since the merger with FFHI, the Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value page 40 for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Increase (decrease) in fair value of MSRs	$171	$(1,631)	$(4,305)	$(92)
Decay of MSRs	(1,245)	(878)	(3,015)	(2,614)
Gains (losses) related to derivatives	$(492)	$1,720	$4,521	$2,150
Net effect on statements of income	$(1,566)	$(789)	$(2,799)	$(556)

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

The characteristics and sensitivity analysis of the MSR are included in the following table.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2016		2015		2015
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.5%		99.4%		99.4%
Adjustable-rate mortgage loans	0.5%		0.6%		0.6%
Total	100.0%		100.0%		100.0%
Weighted average life	5.80	years	7.05	years	6.79	years
Constant Prepayment rate (CPR)	12.3%		9.6%		10.2%
Weighted average discount rate	9.8%		9.8%		9.8%
Effect on fair value due to change in interest rates
25 basis point increase	$2,093		$1,562		$1,555
50 basis point increase	3,968		2,950		2,945
25 basis point decrease	(2,398)		(1,866)		(1,883)
50 basis point decrease	(4,845)		(4,021)		(3,964)

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

Custodial escrow balances maintained in connection with the loan servicing were $24.3 million and $21.4 million at September 30, 2016 and September 30, 2015, respectively.

Mandatory cash forwards and whole loan sales were $215.2 million and $530.6 million for the three and nine months ended September 30, 2016, respectively, compared to $230.8 million and $685.8 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, $175.2 million and $418.8 million, or 81.4% and 78.9%, respectively, were sold with the servicing rights retained by the company, compared to $166.7 million and $517.8 million, or 72.2% and 75.5%, for the three and nine months ended September 30, 2015, respectively.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $57.1 million, $41.6 million, and $49.0 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

Note 20 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the nine months ended September 30, 2016, tax credits and other tax benefits of $1.8 million and amortization of $1.1 million were recorded.  For the nine months ended September 30, 2015, the Company recorded tax credits and other tax benefits of $1.4 million and amortization of $1.0 million. At September 30, 2016 and 2015, the Company’s carrying value of QAHPs was $27.2 million and $12.4 million, respectively, with an original investment of $35.8 million.  The Company has $14.7 million and $932,000 in remaining funding obligations related to these QAHPs recorded in liabilities at September 30, 2016 and 2015, respectively.  None of the original investment will be repaid.  The investment in QAHPs is being accounted for using the equity method.

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

At September 30, 2016, December 31, 2015 and September 30, 2015, the Company's repurchase agreement totaled $238.6 million, $219.9 million, and $213.5 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2016, December 31, 2015 and September 30, 2015.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $238.6 million, $219.9 million and $213.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 22 – Subsequent Events

As previously announced, on June 16, 2016, SSB and SBFC entered into an agreement and plan of merger between the parent companies and the banks.  As of October 17, 2016, the Company received all regulatory approvals for the parent merger and the bank merger and on October 18, 2016, SSB and SBFC held their special shareholder meetings where both company’s shareholders approved the merger proposal.  Completion of mergers remain subject to remaining customary closing conditions and is expected to be completed on or around January 3, 2017.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2015.  Results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

At September 30, 2016, we had approximately $8.8 billion in assets and 2,038 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 and also analyzes our financial condition as of September 30, 2016 as compared to December 31, 2015 and September 30, 2015.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Southeastern Bank Financial Corporation Acquisition

On June 16, 2016, SSB entered into an Agreement and Plan of Merger with SBFC and a bank holding company headquartered in Augusta, Georgia.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, SBFC will merge with and into SSB, with the Company as the surviving corporation in the Merger.  Immediately following the Merger, SBFC's wholly owned bank subsidiary, Georgia Bank & Trust Company, will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.  At September 30, 2016, SBFC reported $1.9 billion in total assets, $1.0 billion in loans and $1.6 billion in deposits.  Georgia Bank & Trust has nine full service branches in Augusta, Georgia, three full service branches in Aiken, South Carolina that serve individuals and businesses and a limited service loan production office in Athens, Georgia.

Under the terms of the merger agreement, SBFC common shareholders will receive aggregate consideration of approximately 4,969,147 shares of SSB common stock.   The common stock consideration is based upon a fixed exchange ratio of 0.7307 shares of SSB common stock for each of the outstanding shares of SBFC common stock.

Special shareholder meetings were held by SBFC and SSB to ratify the merger proposal on October 18, 2016 and were approved.  In addition, all regulatory approvals have been received from the Georgia Department of Banking and Finance, South Carolina State Board of Financials Institutions, the FDIC and the Federal Reserve of Richmond.  The transaction is expected to close on or around January 3, 2017.

Branch Initiatives

During the fourth quarter of 2015, the Company announced the planned consolidation of 11 locations during the second, third and fourth quarters of 2016.  Nine locations will be consolidated and two branches will be converted to drive-thru only locations.  Cost savings are expected to total $3.0 million in 2017; however, these resources are expected to be deployed to support the continued growth of South State as we approach $10.0 billion in total assets.  The costs of these consolidations are expected to total $3.0 million.  One branch was consolidated during the third quarter of 2016, with one remaining branch to be consolidated in the fourth quarter of 2016, and one branch will be consolidated and closed in the first quarter of 2017.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of September 30, 2016, December 31, 2015 and September 30, 2015, the balance of goodwill was $338.3 million, $338.3 million, and $338.3 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of September 30, 2016, book value was $46.43 per common share.  The lowest trading price during the first nine months of 2016, as reported by the NASDAQ Global Select Market, was $59.19 per share, and the stock price closed on September 30, 2016 at $75.04 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2016, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of September 30, 2016, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  Federal tax returns for 2014 and subsequent tax years remain subject to examination by taxing authorities as of September 30, 2016.  State tax returns for 2013 and subsequent tax years remain subject to examination by taxing authorities as of September 30, 2016.

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

As a result of the anticipated closing of the merger between SSB and SBFC and our potential organic growth, we expect to surpass $10.0 billion in total assets as of the closing date of the merger.  Crossing over $10.0 billion in total assets and sustaining assets in excess of $10.0 billion for four quarters will result in a loss of interchange revenue and incur additional expenses associated with stress testing and FDIC insurance premiums.

Results of Operations

We reported consolidated net income of $28.1 million, or diluted earnings per share (“EPS”) of $1.16, for the third quarter of 2016 as compared to consolidated net income of $25.1 million, or diluted EPS of $1.04, in the comparable period of 2015, an 11.8% increase.  The $3.0 million increase in consolidated net income was the net result of the following items:

•	A decrease in interest income of $2.3 million which resulted from $10.6 million in lower acquired loan interest income partially offset by $8.2 million in higher non-acquired loan interest income;
•

Lower interest expense of $511,000 which resulted from both the repricing of $20.6 million of trust preferred debt from a fixed rate of 5.92% to a variable rate of three month LIBOR plus 159 basis points in the third quarter of 2015, and lower interest paid on deposits as rates have remained at historic lows;

•	Lower provision for loan losses by $163,000 which mainly from a $434,000 decline in the provision for loan losses within the non-acquired loan portfolio due to the improvement in asset quality;
•

Higher noninterest income of $5.6 million which resulted from $1.6 million improvement in fees of deposit accounts, a $1.3 million increase in recoveries on acquired loans, $1.8 million reduction in the amortization of FDIC indemnification asset and a $1.5 million increase in mortgage banking;

•	Noninterest expense was flat in the third quarter of 2016 compared to the same period in 2015 at $73.2 million; and
•	An increase in the provision for income taxes of $1.0 million due to higher pre-tax income partially offset by a lower effective tax rate.

Our asset quality related to non-acquired loans continues to improve from the end of 2015 and the end of the second quarter in 2016.  Non-acquired nonperforming assets declined from $25.2 million at June 30, 2016 to $21.6 million at September 30, 2016, a decline of $3.6 million.  Compared to the balance of non-acquired nonperforming assets at September 30, 2015, non-acquired nonperforming assets decreased $8.2 million due to a reduction in non-acquired nonperforming loans of $8.9 million.  This reduction was partially offset by an increase in non-acquired OREO of $629,000 during the period.  Our non-acquired OREO decreased by $248,000 from June 30, 2016 to $6.6 million at September 30, 2016.  Annualized net charge-offs for the third quarter of 2016 were 0.03%, or $394,000, down from net charge-offs in the third quarter of 2015 of 0.09%, or $875,000, and down from net charge offs in the second quarter of 2016 of 0.06%, or $676,000.

The allowance for loan losses decreased to 0.75% of total non-acquired loans at September 30, 2016, down from 0.77% at June 30, 2016 and 0.88% at September 30, 2015.  The allowance provides 2.49 times coverage of non-acquired nonperforming loans at September 30, 2016, an increase from 2.01 times at June 30, 2016, and 1.47 times at September 30, 2015.  The Company continues to show improvement in its asset quality numbers and ratios.

During the third quarter of 2016, the Company had net charge-offs related to “acquired non-credit impaired loans” which totaled $160,000, or 0.07% annualized, and accordingly, recorded a provision for loan losses equal to the net charge off for the same amount.  Additionally, we have $4.6 million in nonperforming loans from this loan portfolio, up from $4.4 million at June 30, 2016.

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

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances of both the acquired credit impaired and the acquired non-credit impaired portfolio.  The overall credit mark for these loans continued to decline, partially from charge offs and partially from net improvement in expected cash flow.  Below is a summary of the third quarter of 2016 assessment of the impact acquired loan portfolio:

•

Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $2.4 million from the second quarter of 2016, and a decline of $10.6 million compared to the third quarter of 2015.  This resulted from both a decline in the average acquired loan balances ($85.3 million) compared to the second quarter of 2016 and a decline in the loan yield to 7.66% from 7.94% in the second quarter of 2016 and from 8.36% in the third quarter of 2015; and

•

The amortization of the indemnification asset was lower this quarter due to the early termination with the FDIC of all loss share agreements during the second quarter of 2016.  This resulted in no charge this quarter compared to $4.4 million, in the second quarter of 2016 and compared to $1.9 million in third quarter of 2015.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield declined both from the second quarter of 2016 and the third quarter of 2015 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  This results in lower yields in the acquired loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015
Average balances:
Acquired loans, net of allowance for loan losses	$1,559,963	$1,925,218	$1,646,629	$2,056,531
Non-acquired loans	4,903,522	3,880,993	4,620,284	3,685,906
Total loans, excluding held for sale	$6,463,485	$5,806,211	$6,266,913	$5,742,437

Interest income:
Noncash interest income on acquired performing loans	$1,125	$1,550	$3,856	$4,708
Acquired loan interest income	28,909	39,034	93,314	120,693
Total acquired loans	30,034	40,584	97,170	125,401
Non-acquired loans	46,960	38,713	133,593	111,114
Total loans, excluding held for sale	$76,994	$79,297	$230,763	$236,515

Non-taxable equivalent yield:
Acquired loans	7.66%	8.36%	7.88%	8.15%
Non-acquired loans	3.81%	3.96%	3.86%	4.03%
Total loans, excluding held for sale	4.74%	5.42%	4.92%	5.51%

Compared to the balance at June 30, 2016, our non-acquired loan portfolio has increased $191.2 million, or 15.8% annualized, to $5.0 billion, driven by increases in most categories.  Consumer real estate lending increased by $91.6 million, or 25.0% annualized; consumer non real estate lending by $32.7 million, or 47.7% annualized; commercial owner occupied loans by $70.4 million, or 25.9% annualized; commercial and industrial by $5.6 million, or 3.7% annualized; and commercial non-owner occupied increased $72.7 million, or 25.8% annualized.  The acquired loan portfolio decreased by $82.8 million in the third quarter of 2016 due to continued payoffs, charge-offs, and transfers to OREO.  Since September 30, 2015, the non-acquired loan portfolio has grown by $1.0 billion, or 25.4%, driven by increases in most loan categories.  Consumer real estate loans and commercial non-owner occupied real estate loans have accounted for the largest increases by $250.8 million, or 19.3%, and $414.2 million, or 53.2%, respectively, since September 30, 2015.

Non-taxable equivalent net interest income decreased $1.8 million, or 2.1% and the non-taxable equivalent net interest margin declined to 4.13% from 4.47% during the third quarter of 2016 compared to the same period in 2015.  These declines were mainly due to the decline in the yield on both the non-acquired loan portfolio and acquired loan portfolio and on the investment securities portfolio.  The rate on interest-bearing liabilities declined 4 basis points during the same period which partially offset the decrease in yield on interesting-earning assets.

Compared to the second quarter of 2016, net interest margin (taxable equivalent) decreased by 9 basis points.  The yield on interest-earning assets decreased by 9 basis points due to the decline in the yield on both the loan portfolio and on the investment securities portfolio.  The yield on the non-acquired loan portfolio declined due to the continued effect of the low interest rate environment on the repricing of the loan portfolio. The yield on the acquired loan portfolio declined due to cash being received, in the second quarter of 2016, on a zero carrying value pool and due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.  The yield on the investment securities portfolio declined due to the continued effect of the low interest rate environment as agency securities are either called or matured and the proceeds are partially reinvested into lower yielding securities.  The rate on interest-bearing liabilities remained flat at 0.15% during the third quarter of 2016.  The cost of certificates and other time deposits increased two basis point during the quarter, however the effect of the increase was offset by the decline in average balance of certificates and other time deposits of $61.8 million.

Our quarterly efficiency ratio improved to 62.3% compared to 64.5% in the second quarter of 2016 and from 64.4% in the third quarter of 2015.  The improvement in the efficiency ratio compared to the second quarter of 2016 was the result of a 10.0% increase in noninterest income along with a 0.8% decrease in noninterest expense.  The increase in noninterest income was mainly driven by a $4.4 million decline in the amortization from the FDIC indemnification asset with termination of the loss share agreements in the second quarter of 2016.  The decline in noninterest expense was mainly driven by a $1.9 million decrease in other noninterest expense which was related to higher operational charge-offs, sales and use taxes, donations and secondary mortgage repurchase costs during the second quarter of 2016.  The improvement in the efficiency ratio compared to the third quarter of 2015 was the result of an 18.7% increase in noninterest income, partially offset by a 2.1% decline in net interest income.  Compared to the third quarter of 2015, noninterest income was up by $5.6 million which was driven mainly by an increase in fees on deposit accounts of $1.6 million, an increase in recoveries on acquired loans of $1.3 million, an increase in mortgage banking income of $1.5 million and a decline in the amortization of the FDIC indemnification asset of $1.9 million.  Net interest income was down by $1.8 million which was mainly driven by a decline in loan interest income as yields have declined in the continued low interest rate environment.

Diluted EPS and basic EPS increased to $1.16 and $1.17, respectively for the third quarter of 2016, from the third quarter 2015 amounts of $1.04 and $1.05, respectively.  This was the result of an 11.8% increase in net income.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Return on average assets (annualized)	1.28%	1.20%	1.19%	1.22%
Return on average equity (annualized)	10.00%	9.61%	9.41%	9.71%
Return on average tangible equity (annualized)*	15.86%	15.72%	15.18%	15.97%
Dividend payout ratio **	26.71%	24.07%	27.93%	23.55%
Equity to assets ratio	12.78%	12.33%	12.78%	12.33%
Average shareholders’ equity	$1,117,307	$1,037,453	$1,094,787	$1,018,537

* -   Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of Non-GAAP to GAAP” below provides a table that reconciles non-GAAP measures to GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended September 30, 2016, return on average tangible equity increased to 15.86% compared to 15.72% for the same period in 2015.  This increase was driven by the 10.8% increase in net income excluding amortization of intangibles offset by the effects of a 10.1% increase in average tangible shareholders equity.

Similarly, return on average assets increased to 1.28%, compared to 1.20% for the three months ended September 30, 2015, due to an 11.8% increase in net income offset by the effects of a 5.2% increase in average assets.

•

Dividend payout ratio increased to 26.71% for the three months ended September 30, 2016 compared with 24.07% for the three months ended September 30, 2015.  The increase from the comparable period in 2015 primarily reflects the higher percentage increase in the cash dividends declared per common share of 24.0% as compared to an 11.8% increase in net income.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•

Equity to assets ratio increased to 12.78% for the three months ended September 30, 2016 compared with 12.33% for the three months ended September 30, 2015.  The increase from the comparable period in 2015 primarily reflects the higher percentage increase in equity of 7.2% as compared to a 3.5% increase in assets.

Reconciliation of Non-GAAP to GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Return on average tangible equity (non-GAAP)	15.86%	15.72%	15.18%	15.97%
Effect to adjust for intangible assets	(5.86)%	(6.11)%	(5.77)%	(6.26)%
Return on average equity (GAAP)	10.00%	9.61%	9.41%	9.71%

Adjusted average shareholders’ equity (non-GAAP)	$736,112	$668,768	$711,756	$652,362
Average intangible assets	381,195	368,685	383,031	366,175
Average shareholders’ equity (GAAP)	$1,117,307	$1,037,453	$1,094,787	$1,018,537

Adjusted net income (non-GAAP)	$29,346	$26,496	$80,870	$77,921
Amortization of intangibles	(1,891)	(2,078)	(5,687)	(6,058)
Tax effect	640	722	1,922	2,075
Net income (GAAP)	$28,095	$25,140	$77,105	$73,938

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 34 basis points from the third quarter of 2015, due to the following:  (1)  a decrease of 37 basis points in the yield on interest-earning assets from the decline in the yield on both the non-acquired loan portfolio by 15 basis points and the acquired loan portfolio by 70 basis points, (2) partially offset by a 4 basis point decline in the rate on interest-bearing liabilities related to 3 basis point decline in funding cost  from interest-bearing deposits and a 111 basis point decline in funding cost from other borrowings.  The taxable equivalent net interest margin decreased by 9 basis points from the second quarter of 2016 to 4.18% in the third quarter of 2016, which was mainly the result of the yield on interest-earning assets decreasing by 9 basis points during this period.  This decrease in yield on interest-earning assets was mainly due to the decline in yield on both the non-acquired and acquired loan portfolios.  The yield on the non-acquired loan portfolio declined due to the continued effect of the low interest rate environment on the repricing of the loan portfolio. The yield on the acquired loan portfolio declined due cash being received in the second quarter of 2016 on a zero carrying value pool and due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore increasing the weighted average life of the loan pools within all acquired loan portfolios.

Net interest income decreased from the third quarter of 2015 by $1.8 million.  This decrease was driven by the following:

1.	Lower loan interest income of $2.3 million with acquired loan interest income decreasing by $10.6 million, offset by non-acquired loan interest income increasing by $8.2 million; offset partially by
2.

Lower interest expense of $511,000, due to lower average balance of time deposit balances and a lower interest rate by $409,000 and lower interest expense in other borrowings of $154,000 from paying a fixed rate of interest on $20.6 million in trust preferred debt of 5.92% to paying a variable rate of three month LIBOR plus 159 basis points which began in the third quarter of 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Non-TE net interest income	$81,245	$83,015	$244,246	$246,341
Non-TE yield on interest-earning assets	4.24%	4.61%	4.33%	4.78%
Non-TE rate on interest-bearing liabilities	0.15%	0.19%	0.15%	0.20%
Non-TE net interest margin	4.13%	4.47%	4.22%	4.63%
TE net interest margin	4.18%	4.52%	4.27%	4.68%

Non-TE net interest income decreased $1.8 million, or 2.1%, in the third quarter of 2016 compared to the same period in 2015.  Some key highlights are outlined below:

•	Average interest-earning assets increased 6.2% to $7.8 billion in the third quarter of 2016 compared to the same period last year due to the increase in non-acquired loans and investment securities.
•

Non-TE yield on interest-earning assets for the third quarter of 2016 decreased 37 basis points from the comparable period in 2015.  The decrease since the third quarter of 2015 was driven by a 15 basis point decline in the yield on the non-acquired loan portfolio, a 70 basis point decline in the yield on the acquired loan portfolio and a 23 basis point decline in the yield on investment securities.  These decreases were partially offset by a 45 basis point increase in the yield on federal funds sold and reverse repurchase agreements.  The loan portfolio continues to remix with 77% of the portfolio being comprised of non-acquired loans and 23% being acquired loans.  This compares to 68% and 32%, respectively, one year ago.

•

The average cost of interest-bearing liabilities for the third quarter of 2016 decreased 4 basis points from the same period in 2015. The decrease since the third quarter of 2015 was primarily the result of a decline in the cost of certificates and other time deposits due to the effect of the continued low rate environment on the repricing of these deposits.   The average cost of certificates and other time deposits decreased from 0.35% to 0.26%.  The overall decrease was also driven by the decline in the cost of other borrowings due to the repricing of $20.6 million in trust preferred debt from a fixed rate of 5.92% to a variable rate of three month LIBOR plus 159 basis points during the third quarter of 2015.  The average cost decreased from 4.62% in the third quarter of 2015 to 3.51% in the third quarter of 2016.  The expected cost of funds on our other borrowings (trust preferred debt) will continue to adjust with short term interest rates in that our other borrowings are variable rate and are tied to three month LIBOR.

•	TE net interest margin decreased by 34 basis points in the third quarter of 2016 compared to the third quarter of 2015.

Loans

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
LOAN PORTFOLIO (ENDING balance)	2016	Total	2015	Total	2015	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$ 10,683	0.2%	$ 13,849	0.2%	$ 16,482	0.3%
Commercial non-owner occupied	35,775	0.5%	40,103	0.7%	42,172	0.7%
Total commercial non-owner occupied real estate	46,458	0.7%	53,952	0.9%	58,654	1.0%
Consumer real estate:
Consumer owner occupied	435,132	6.7%	518,107	8.6%	542,278	9.2%
Home equity loans	168,758	2.6%	190,968	3.2%	203,025	3.5%
Total consumer real estate	603,890	9.3%	709,075	11.8%	745,303	12.7%
Commercial owner occupied real estate	29,444	0.4%	39,220	0.7%	42,524	0.7%
Commercial and industrial	14,201	0.2%	25,475	0.4%	27,459	0.5%
Other income producing property	43,152	0.7%	51,169	0.8%	56,092	0.9%
Consumer non real estate	148,512	2.3%	170,647	2.8%	177,408	3.0%
Other	-	-%	-	-%	-	-%
Total acquired non-credit impaired loans	885,657	13.6%	1,049,538	17.4%	1,107,440	18.8%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	42,201	0.6%	49,409	0.8%	50,837	0.9%
Commercial non-owner occupied	116,423	1.8%	130,858	2.2%	136,019	2.3%
Total commercial non-owner occupied real estate	158,624	2.4%	180,267	3.0%	186,856	3.2%
Consumer real estate:
Consumer owner occupied	156,628	2.4%	183,548	3.0%	195,308	3.3%
Home equity loans	74,807	1.1%	82,674	1.4%	85,974	1.5%
Total consumer real estate	231,435	3.5%	266,222	4.4%	281,282	4.8%
Commercial owner occupied real estate	99,098	1.5%	116,879	1.9%	124,311	2.1%
Commercial and industrial	20,720	0.3%	27,517	0.5%	27,898	0.5%
Other income producing property	64,826	1.0%	76,936	1.3%	80,074	1.4%
Consumer non real estate	61,317	0.9%	69,755	1.2%	72,659	1.2%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	636,020	9.6%	737,576	12.3%	773,080	13.2%
Total acquired loans	1,521,677	23.2%	1,787,114	29.7%	1,880,520	32.0%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	562,336	8.6%	401,979	6.7%	372,077	6.3%
Commercial non-owner occupied	630,437	9.7%	487,777	8.1%	406,489	6.9%
Total commercial non-owner occupied real estate	1,192,773	18.3%	889,756	14.8%	778,566	13.2%
Consumer real estate:
Consumer owner occupied	1,183,441	18.1%	1,018,984	17.0%	987,863	16.8%
Home equity loans	363,825	5.6%	319,255	5.3%	308,563	5.3%
Total consumer real estate	1,547,266	23.7%	1,338,239	22.3%	1,296,426	22.1%
Commercial owner occupied real estate	1,153,480	17.7%	1,033,398	17.2%	1,012,428	17.2%
Commercial and industrial	617,525	9.4%	503,808	8.4%	462,588	7.9%
Other income producing property	179,595	2.8%	175,848	2.9%	169,997	2.9%
Consumer non real estate	305,687	4.7%	233,104	3.9%	223,210	3.8%
Other	11,787	0.2%	46,573	0.8%	51,501	0.9%
Total non-acquired loans	5,008,113	76.8%	4,220,726	70.3%	3,994,716	68.0%
Total loans (net of unearned income)	$ 6,529,790	100.0%	$ 6,007,840	100.0%	$ 5,875,236	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $654.6 million, or 11.1%, at September 30, 2016 as compared to the same period in 2015.   Acquired non-credit impaired loans decreased by $221.8 million and acquired credit impaired loans decreased by $137.1 million as compared to the same period in 2015.  Acquired loans continue to decline due to principal payments, charge offs, and foreclosures.  Non-acquired loans or legacy loans increased by $1.0 billion, or 25.4%, from September 30, 2015 to September 30, 2016.  Non-acquired loans have grown to 76.8% of the total loan portfolio at September 30, 2016, compared to 68.0% at September 30, 2015.  This increase was driven by loan growth in all categories of non-acquired loans.

The following table presents a summary of the loan portfolio by category and breaks out the acquired loan portfolio by covered and non-covered loans:

	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2016	Total	2015	Total	2015	Total
Acquired loans:
Acquired covered loans:
Commercial non-owner occupied real estate:
Construction and land development	$—	—%	$13,121	0.2%	$13,181	0.2%
Commercial non-owner occupied	—	—%	10,981	0.2%	12,544	0.2%
Total commercial non-owner occupied real estate	—	—%	24,102	0.4%	25,725	0.4%
Consumer real estate:
Consumer owner occupied	—	—%	23,486	0.4%	24,627	0.4%
Home equity loans	—	—%	29,733	0.5%	31,058	0.5%
Total consumer real estate	—	—%	53,219	0.9%	55,685	0.9%
Commercial owner occupied real estate	—	—%	16,236	0.3%	18,895	0.3%
Commercial and industrial	—	—%	4,792	0.1%	3,005	0.1%
Other income producing property	—	—%	9,814	0.1%	10,189	0.2%
Consumer non real estate	—	—%	57	0.0%	61	0.0%
Total acquired covered loans	—	—%	108,220	1.8%	113,560	1.9%
Acquired non-covered loans:
Commercial non-owner occupied real estate:
Construction and land development	52,884	0.8%	50,137	0.8%	54,138	1.0%
Commercial non-owner occupied	152,198	2.3%	159,980	2.7%	165,647	2.8%
Total commercial non-owner occupied real estate	205,082	3.1%	210,117	3.5%	219,785	3.8%
Consumer real estate:
Consumer owner occupied	591,760	9.1%	678,169	11.2%	712,959	12.1%
Home equity loans	243,565	3.7%	243,909	4.1%	257,941	4.4%
Total consumer real estate	835,325	12.8%	922,078	15.3%	970,900	16.5%
Commercial owner occupied real estate	128,542	1.9%	139,863	2.3%	147,940	2.5%
Commercial and industrial	34,921	0.5%	48,201	0.8%	52,352	0.9%
Other income producing property	107,978	1.7%	118,291	2.0%	125,977	2.1%
Consumer non real estate	209,829	3.2%	240,344	4.0%	250,006	4.3%
Total acquired non-covered loans	1,521,677	23.2%	1,678,894	27.9%	1,766,960	30.1%
Total acquired loans	1,521,677	23.2%	1,787,114	29.7%	1,880,520	32.0%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	562,336	8.6%	401,979	6.7%	372,077	6.3%
Commercial non-owner occupied	630,437	9.7%	487,777	8.1%	406,489	6.9%
Total commercial non-owner occupied real estate	1,192,773	18.3%	889,756	14.8%	778,566	13.2%
Consumer real estate:
Consumer owner occupied	1,183,441	18.1%	1,018,984	17.0%	987,863	16.8%
Home equity loans	363,825	5.6%	319,255	5.3%	308,563	5.3%
Total consumer real estate	1,547,266	23.7%	1,338,239	22.3%	1,296,426	22.1%
Commercial owner occupied real estate	1,153,480	17.7%	1,033,398	17.2%	1,012,428	17.2%
Commercial and industrial	617,525	9.4%	503,808	8.4%	462,588	7.9%
Other income producing property	179,595	2.8%	175,848	2.9%	169,997	2.9%
Consumer non real estate	305,687	4.7%	233,104	3.9%	223,210	3.8%
Other	11,787	0.2%	46,573	0.8%	51,501	0.9%
Total non-acquired loans	5,008,113	76.8%	4,220,726	70.3%	3,994,716	68.0%
Total loans (net of unearned income)	$6,529,790	100.0%	$6,007,840	100.0%	$5,875,236	100.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Average total loans	$6,463,485	$5,806,211	$6,266,913	$5,742,437
Interest income on total loans	76,994	79,297	230,763	236,515
Non-TE yield	4.74%	5.42%	4.92%	5.51%

Interest earned on loans decreased in the third quarter of 2016 compared to the third quarter of 2015.  Some key highlights for the quarter ended September 30, 2016 are outlined below:

•

Our non-TE yield on total loans decreased 68 basis points in the third quarter of 2016 compared to the same period in 2015.  Average total loans increased 11.3%, as compared to the third quarter of 2015.  The increase in average total loans was the result of 25.4% growth in the non-acquired loan portfolio during 2016, partially offset by a 19.1% decline in acquired loan portfolio.  The yields on both the non-acquired and acquired loan portfolios declined in the third quarter of 2016.  The growth in the non-acquired loan portfolio has been at lower rates and, as a result, the average yield declined to 3.81% in the third quarter of 2016 compared to 3.96% in the third quarter of 2015.  The acquired loan portfolio effective yield also declined to 7.66% in the third quarter of 2016 compared to 8.36% in the same period in 2015. This decline was due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  The decline in the overall loan portfolio yield has also been affected by the change in the mix of the loan portfolio as the lower yielding non-acquired loan portfolio has grown while the higher yielding acquired loan portfolio has declined.

The balance of mortgage loans held for sale increased $15.5 million from December 31, 2015 to $57.1 million at September 30, 2016, and increased $8.1 million from a balance of $49.0 million at September 30, 2015.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2016, investment securities totaled $941.7 million, compared to $1.0 billion at December 31, 2015 and $904.1 million at September 30, 2015.    Our investment portfolio decreased $86.0 million from December 31, 2015 primarily as a result of having $194.2 million in U.S. agency securities called during the first nine months of 2016 due to interest rates remaining low.  Otherwise, we generally have continued to try and slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.  Our portfolio increased $37.6 million from September 30, 2015 to September 30, 2016, primarily as a result of purchases of mortgage-backed securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Average investment securities	$964,451	$862,866	$986,786	$835,372
Interest income on investment securities	5,271	5,218	16,549	14,852
Non-TE yield	2.17%	2.40%	2.24%	2.38%

Interest earned on investment securities was slightly higher in the third quarter of 2016 compared to the third quarter of 2015, as result of a higher average balance offset by a lower yield.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at September 30, 2016:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2016
Government-sponsored entities debt	$62,996	$62,980	$(16)	$62,996	$—	$—	$—
State and municipal obligations	119,648	124,400	4,752	119,020	—	—	628
Mortgage-backed securities *	729,699	741,277	11,578	—	—	—	729,699
Corporate stocks	3,658	3,793	135	—	—	—	3,658
	$916,001	$932,450	$16,449	$182,016	$—	$—	$733,985

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

At September 30, 2016, we had 17 securities available for sale in an unrealized loss position, which totaled $439,000.  At December 31, 2015, we had 90 securities available for sale in an unrealized loss position, which totaled $4.5 million.  At September 30, 2015, we had 42 securities available for sale in an unrealized loss position, which totaled $1.9 million.

During the third quarter of 2016 as compared to the third quarter of 2015, the total number of available for sale securities with an unrealized loss position decreased by 25 securities, while the total dollar amount of the unrealized loss decreased by $1.5 million.  This decline was due to the lower interest rate environment at September 30, 2016 compared to at September 30, 2015.

All securities available for sale in an unrealized loss position as of September 30, 2016 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at September 30, 2016.   As of September 30, 2016, the investment in FHLB stock represented approximately $7.9 million, or 0.09% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Average interest-bearing liabilities	$5,430,625	$5,323,327	$5,455,931	$5,221,734
Interest expense	2,035	2,547	6,229	7,984
Average rate	0.15%	0.19%	0.15%	0.20%

The average balance of interest-bearing liabilities increased in the third quarter of 2016 compared to the third quarter of 2015 due primarily to the increase in transaction and money market accounts and saving deposits. This increase was mostly related to the deposits received in the acquisition of the branches from BOA on August 21, 2015.  The decrease in interest expense in the third quarter of 2016 compared to the same period in 2015 was driven by the continued impact of the low interest rate environment on all deposit type accounts.  Overall, this resulted in a 4 basis point decrease in the average rate on all interest-bearing liabilities from the three months ended September 30, 2015.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended September 30, 2016 increased 1.7% from the same period in 2015.
•

Interest-bearing deposits increased to $5.1 billion at September 30, 2016 from the period end balance at September 30, 2015 of $5.0 billion.  This was mainly the result of the increase in transaction and money market accounts and savings deposits of a $290.7 million partially offset by decline in certificate of deposits of $205.2 million.  The company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•	The average rate on transaction and money market account deposits for the three months ended September 30, 2016 decreased one basis point to 8 basis points from the comparable period in 2015.
•

Average certificates of deposit and other time deposits decreased 17.9%, down $205.2 million from the average balance in the third quarter of 2015.  Interest expense on certificates of deposit and other time deposits decreased $409,000 as a result of the decline in average balances and a nine basis point decrease in the average rate to 26 basis points for the three months ended September 30, 2016 as compared to the same period in 2015.

•

The average rate on other borrowings experienced a 111 basis point decline to 3.51% for the three months ended September 30, 2016 as compared to the same period in 2015.  This was the result of the rate on $20.6 million in trust preferred debt resetting during the third quarter of 2015 from a fixed rate of 5.92% to a variable rate of three month LIBOR plus a spread of 159 basis points (2.44%).



Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $238.0 million, or 12.5%, to $2.2 billion in the third quarter of 2016 compared to $1.9 billion during the same period in 2015.  At September 30, 2016, the period end balance of noninterest-bearing deposits was $2.2 billion, exceeding the September 30, 2015 balance by $248.8 million.

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

During the third quarter of 2016, we decreased the valuation allowance on acquired credit impaired loans by $349,000, which resulted in a $23,000 negative net provision for loan losses on acquired credit impaired loans.

The following table presents a summary of the changes in the ALLL for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016				2015
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$36,939	$—	$3,752	$40,691	$34,782	$—	$4,688	$39,470
Loans charged-off	(1,108)	(280)	—	(1,388)	(1,530)	(141)	—	(1,671)
Recoveries of loans previously charged off	713	120	—	833	655	273	—	928
Net recoveries (charge-offs)	(395)	(160)	—	(555)	(875)	132	—	(743)
(Benefit) provision for loan losses	775	160	(23)	912	1,209	(132)	(2)	1,075
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	775	160	(23)	912	1,209	(132)	(2)	1,075
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reductions due to loan removals	—	—	(326)	(326)	—	—	(212)	(212)
Balance at end of period	$37,319	$—	$3,403	$40,722	$35,116	$—	$4,474	$39,590

Total non-acquired loans:
At period end	$5,008,113				$3,994,716
Average	4,903,522				3,880,993
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.03%				0.09%
Allowance for loan losses as a percentage of period end non-acquired loans	0.75%				0.88%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	248.63%				147.11%

	Nine Months Ended September 30,
	2016				2015
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$34,090	$—	$3,706	$37,796	$34,539	$—	$7,365	$41,904
Loans charged-off	(4,384)	(810)	—	(5,194)	(4,206)	(2,510)	—	(6,716)
Recoveries of loans previously charged off	2,358	262	—	2,620	2,253	323	—	2,576
Net charge-offs	(2,026)	(548)	—	(2,574)	(1,953)	(2,187)	—	(4,140)
Provision for loan losses on non-acquired loans	5,255	548	372	6,175	2,530	2,187	300	5,017
Benefit attributable to FDIC loss share agreements	—	—	23	23	—	—	21	21
Total provision for loan losses charged to operations	5,255	548	395	6,198	2,530	2,187	321	5,038
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)	—	—	(21)	(21)
Reductions due to loan removals	—	—	(675)	(675)	—	—	(3,191)	(3,191)
Balance at end of period	$37,319	$—	$3,403	$40,722	$35,116	$—	$4,474	$39,590

Total non-acquired loans:
At period end	$5,008,113				$3,994,716
Average	4,620,284				3,685,906
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.06%				0.07%
Allowance for loan losses as a percentage of period end non-acquired loans	0.75%				0.88%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	248.63%				147.11%

The allowance for loan losses as a percent of non-acquired loans reflects the continued improvement in credit quality, as well as the continued decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the third quarter of 2016 compared to the same quarter in 2015. Continued improvement was also seen in all three categories when compared to the second quarter of 2016.  Our overall net charge offs for the quarter on non-acquired loans was 3 basis points annualized, or $395,000, compared to 9 basis points annualized, or $875,000, a year ago, and 6 basis points, or $676,000 in the second quarter of 2016.  Excluding acquired assets, nonperforming assets decreased by $8.2 million during the third quarter of 2016 compared to the third quarter of 2015 and decreased by $3.6 million from the second quarter of 2016.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 147.11% at September 30, 2015 and 201.06% at June 30, 2016 to 248.63% at September 30, 2016.

We increased the ALLL compared to the third quarter of 2015, as well as compared to the second quarter of 2016, due primarily to larger loan growth and increases in certain loan types during the third quarter that require higher reserves.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type requires the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $2.3 million compared to the balance at September 30, 2015, and $508,000 compared to the balance at June 30, 2016.

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

On a specific reserve basis, the allowance for loan losses decreased $128,000 from June 30, 2016, with loan balances being evaluated for specific reserves decreasing from $24.3 million at June 30, 2016 to $21.2 million at September 30, 2016.  Specific reserves decreased $77,000, to $1.4 million at September 30, 2016, from $1.5 million at September 30, 2015 with the loan balances being evaluated for specific reserves decreasing $13.3 million from $34.5 million at September 30, 2015.  Our practice, generally, is that once a specific reserve is established for a loan, a charge off occurs in the quarter subsequent to the establishment of the specific reserve.

During the three months ended September 30, 2016, the decline in our total nonperforming assets (“NPAs”) was reflective of improvement in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work these loans out through collections and transfers to OREO.

The following table summarizes our NPAs for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2016	2016	2016	2015	2015
Non-acquired:
Nonaccrual loans	$12,386	$15,071	$15,989	$15,785	$18,099
Accruing loans past due 90 days or more	125	450	188	300	156
Restructured loans - nonaccrual	2,499	2,851	3,058	2,662	5,616
Total nonperforming loans	15,010	18,372	19,235	18,747	23,871
Other real estate owned (“OREO”) (2)	6,585	6,833	7,701	8,705	5,956
Other nonperforming assets (3)	29	29	78	78	24
Total non-acquired nonperforming assets	21,624	25,234	27,014	27,530	29,851
Acquired non-credit impaired:
Nonaccrual loans	4,633	4,438	3,951	3,764	4,130
Accruing loans past due 90 days or more	—	—	—	53	—
Total acquired nonperforming loans (1)	4,633	4,438	3,951	3,817	4,130
Acquired OREO and other nonperforming assets:
Covered OREO (2)	—	—	4,222	5,751	5,465
Acquired OREO not covered under loss share (2)	15,626	15,594	14,030	16,098	19,957
Other acquired nonperforming assets (3)	653	664	694	546	557
Total acquired OREO and other nonperforming assets	16,279	16,258	18,946	22,395	25,979
Total nonperforming assets	$42,536	$45,930	$49,911	$53,742	$59,960

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.43%	0.52%	0.60%	0.65%	0.75%
Total NPAs as a percentage of total assets (5)	0.25%	0.29%	0.31%	0.32%	0.35%
Total NPLs as a percentage of total loans (4)	0.30%	0.38%	0.43%	0.44%	0.60%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.65%	0.71%	0.81%	0.89%	1.02%
Total NPAs as a percentage of total assets	0.48%	0.53%	0.58%	0.63%	0.71%
Total NPLs as a percentage of total loans (4)	0.30%	0.36%	0.38%	0.38%	0.48%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $11.5 million, $14.5 million, $15.9 million, $18.8 million, and $21.7 million, as of September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)

Consists of non-real estate foreclosed assets, such as repossessed vehicles.  Prior to our termination agreement with the FDIC in the second quarter of 2016, these assets were covered through loss share agreements.

(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $15.0 million, or 0.30% of non-acquired loans, a decrease of $8.9 million, or 37.1%, from September 30, 2015. The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $3.4 million, consumer nonaccrual loans of $2.4 million and restructured nonaccrual loans of $3.1 million.

Nonperforming non-acquired loans overall, including restructured loans, decreased by $3.4 million during the third quarter of 2016 from the level at June 30, 2016. This decrease was primarily driven by a decrease in consumer nonaccrual loans of $2.1 million, commercial nonaccrual loans of $536,000, restructured nonaccrual loans of $352,000, and loans greater than ninety days past due but still accruing of $325,000.

At September 30, 2016, non-acquired OREO decreased by $248,000 from June 30, 2016.  At September 30, 2016, non-acquired OREO consisted of 28 properties with an average value of $235,000.  This compared to 33 properties with an average value of $207,000 at June 30, 2016. In the third quarter of 2016, we added 4 properties with an aggregate value of $1.3 million into non-acquired OREO, and we sold 9 properties with a basis of $1.5 million. Our non-acquired OREO balance of $6.6 million at September 30, 2016 is comprised of 47% in the Low Country/Orangeburg region, 8% in the Coastal region (Beaufort to Myrtle Beach), 27% in the Central region (Columbia), 8% in the Charlotte region,  10% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $14.0 million, or 0.28% of total non-acquired loans outstanding, at September 30, 2016, compared to $6.3 million, or 0.15% of total non-acquired loans outstanding, at December 31, 2015, and compared to $8.1 million, or 0.20% of total non-acquired loans outstanding, at September 30, 2015.  Potential problem loans related to acquired non-credit impaired loans totaled $2.0 million, or 0.23% of total acquired non-credit impaired loans, at September 30, 2016, compared to $8.4 million, or 0.80% of total acquired non-credit impaired loans outstanding, at December 31, 2015, and compared to $7.7 million, or 0.69% of total acquired non-credit impaired loans outstanding, at September 30, 2015.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fees on deposit accounts	$20,776	$19,212	$62,439	$53,403
Mortgage banking income	6,286	4,817	16,104	18,532
Trust and investment services income	4,877	5,489	14,573	15,474
Securities losses, net	—	—	122	—
Amortization of FDIC indemnification asset	—	(1,871)	(5,901)	(7,120)
Recoveries on Acquired Loans	2,207	879	5,130	2,099
Other	1,194	1,245	5,032	3,970
Total noninterest income	$35,340	$29,771	$97,499	$86,358

Noninterest income increased by $5.6 million, or 18.7%, during the third quarter of 2016 compared to the same period in 2015.  The quarterly increase in total noninterest income primarily resulted from the following:

•

Fees on deposit accounts increased $1.6 million, or 8.1%, which resulted from an increase in total deposits of $169.4 million both from organic growth and from the purchase of 13 branches from BOA during the third quarter of 2015;

•

Recoveries on acquired loans increased $1.3 million, or 151.0%, as a result of no longer sharing any recoveries with the FDIC under loss share agreements which were terminated in the second quarter of 2016;

•

Amortization of the FDIC indemnification asset declined by $1.9 million.  This decrease was driven by the early termination of the FDIC loss share agreements during the second quarter of 2016 which resulted in no amortization being recorded in the third quarter of 2016;

•	Mortgage banking income declined by $1.5 million, or 30.5%, driven primarily from higher gains on the sale of mortgage loans sold in the secondary market; and
•	Trust and investment services income decreased by $612,000.

Noninterest income increased by $11.1 million, or 12.9%, during the first nine months of 2016 compared to the same period in 2015.  This increase resulted primarily from a $9.0 million or 16.9% increase in fees on deposit accounts and a $3.0 million or 144.4% increase in recoveries on acquired loans.  This increase was partially offset by a $2.4 million or 13.1% decline in mortgage banking income.  The increase in fees on deposit accounts was the result of an increase in deposits mainly driven by the branches acquired from BOA in the third quarter of 2015.  The increase in recoveries on acquired loans was driven by the early termination of the FDIC loss share agreements in the second quarter of 2016.  The decline in mortgage banking income was driven primarily by lower gains on the sale of mortgage loans sold in the secondary market in 2016 compared to 2015.

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Salaries and employee benefits	$41,972	$40,013	$123,941	$120,754
Net occupancy expense	5,464	5,395	16,364	15,678
Information services expense	5,237	4,736	15,353	13,076
Furniture and equipment expense	3,234	2,554	9,157	8,461
OREO expense and loan related	2,085	2,717	4,733	7,750
Bankcard expense	2,940	2,448	8,859	6,713
Amortization of intangibles	1,891	2,078	5,687	6,058
Branch consolidation and merger-related expense	709	3,091	3,240	5,328
Supplies, printing and postage expense	1,345	1,377	4,910	4,391
Professional fees	1,758	1,383	4,663	4,377
FDIC assessment and other regulatory charges	1,001	1,248	3,162	3,685
Advertising and marketing	790	1,054	2,293	2,918
Other	4,765	5,100	16,712	16,019
Total noninterest expense	$73,191	$73,194	$219,074	$215,208

Noninterest expense was flat in the third quarter of 2016 as compared to the same period in 2015 at $73.2 million.  The offsetting increases and decreases in all categories of noninterest expense resulted from the following:

•

Salaries and employee benefits expense increased by $2.0 million in 2016 compared to the same period in 2015.  This increase was mainly attributable to higher cost related to our self-funded medical plan, merit increases and the hiring of staff to support $10.0 billion in asset threshold;

•

Bankcard expense increased by $492,000 in 2016 compared to the expenses in 2015.   This increase is mainly attributable to our growth in deposit transactions accounts both organically and through the branch acquisition from BOA in the third quarter of 2015;

•	Information services expense increased by $501,000 in 2016 compared to expenses in 2015 due primarily to additional costs related to branch acquisition from BOA;

•

Furniture and Equipment expense increased by $680,000 in 2016 compared to expenses in 2015 due primarily to the branch acquisition from BOA and the replacement of furniture and equipment in certain locations; offset by:

•

A decrease in branch consolidation and merger-related expense of $2.4 million compared to the third quarter of 2015.  The 2016 expense was related to our branch consolidation project and to the pending merger with Southeastern, and the 2015 expense primarily related to the 13 branches acquired from BOA;

•

Lower OREO expense and troubled loan related cost of $632,000 mainly related to lower OREO balances and the costs to these assets.  Total nonperforming assets declined by 29.1% from September 30, 2015 to $42.5 million at September 30, 2016; and

•	Decreases in FDIC assessment and other regulatory charges of $247,000 and advertising and marketing expense of $264,000.

Noninterest expense increased by $3.9 million or 1.8%, during the nine months ended September 30, 2016 compared to the same period in 2015.  The increase resulted primarily from a $3.2 million, or 2.6%, increase in salaries and employee benefits, a $2.3 million, or 17.4%, increase in information and technology expense, a $2.1 million, or 32.0%, increase in bankcard expense and a $693,000, or 4.3%, increase in other noninterest expense.  This was partially offset by a $3.0 million, or 38.9%, decline in OREO expense and loan related.  The increase in salaries and employee benefits was mainly related to our self-funded medical plan, merit increases, and the hiring of staff to support $10.0 billion in assets.  The increase in information and technology expense was due to our expansion with the purchase of 13 BOA and costs related to growing to $10.0 billion in assets.  The increase in bankcard expense was mainly attributable to our growth in deposit transaction accounts both organically and through the BOA branch acquisitions during the third quarter of 2015.  The increase in other noninterest expense was mainly related to an increase in operational charge-offs and in sales and use taxes.  The decline in OREO expense and troubled loan related expense was driven the overall decline in nonperforming assets from September 30, 2015 to September 30, 2016.

Income Tax Expense

Our effective income tax rate was 33.87% and 33.80% for the three months and nine months ended September 30, 2016, respectively.  This compares to 34.73% and 34.25% for the three months and nine months ended September 30, 2015, respectively.  The decrease in the rate for both periods was mainly attributable to the purchase of additional tax credits in late 2015.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of September 30, 2016, shareholders’ equity was $1.1 billion, an increase of $64.7 million, or 6.1%, from December 31, 2015, and an increase of $75.8 million, or 7.2%, from $1.0 billion at September 30, 2015.  The driving factor for the increase from year-end was net income of $77.1 million, which was offset by the common dividend paid of $21.5 million.  At December 31, 2015 we had accumulated other comprehensive loss of $3.8 million compared to an accumulated other comprehensive gain of $4.0 million at September 30, 2016.  This change was mainly attributable to the increase in the unrealized gain in its AFS securities portfolio of $7.4 million, net of tax during the first nine months of 2016 due to the low interest rate environment.  The increase in shareholder’s equity from September 30, 2015 was primarily the result of net income of $102.6 million and partially offset by dividends paid to common shareholders of $27.8 million.  Our common equity-to-assets ratio was 12.78% at September 30, 2016, up from 12.38% at December 31, 2015 and 12.33% at September 30, 2015.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2016	2015	2015
South State Corporation:
Common equity Tier 1 risk-based capital	11.48%	11.84%	11.82%
Tier 1 risk-based capital	12.27%	12.71%	12.68%
Total risk-based capital	12.89%	13.34%	13.36%
Tier 1 leverage	9.74%	9.31%	9.32%

South State Bank:
Common equity Tier 1 risk-based capital	11.86%	12.33%	12.29%
Tier 1 risk-based capital	11.86%	12.33%	12.29%
Total risk-based capital	12.48%	12.96%	12.97%
Tier 1 leverage	9.42%	9.03%	9.04%

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

Our non-acquired loan portfolio increased by approximately $1.0 billion, or approximately 25.4%, compared to the balance at September 30, 2015, and by $787.4 million, or 18.7% annualized, compared to the balance at December 31, 2015.

Our investment securities portfolio increased $37.6 million, or 4.2%, compared to the balance at September 30, 2015, and decreased by $86.0 million compared to the balance at December 31, 2015.  The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets, however, during the first nine months of 2016, we had $194.2 million in U.S. Government Agencies called with the continuing low interest rate environment which led to the decrease in the investment portfolio.  Total cash and cash equivalents were $507.5 million at September 30, 2016 as compared to $695.8 million at December 31, 2015 and $889.4 million at September 30, 2015.

At September 30, 2016, December 31, 2015 and September 30, 2015, the Company had $2.9 million, $18.9 million and $19.1 million, respectively, in traditional, out-of-market brokered deposits and $57.7 million, $53.3 million, and $69.1 million, respectively, of reciprocal brokered deposits.  Total deposits were $7.2 billion at September 30, 2016, up $169.4 million or 2.4%, from September 30, 2015.  The increase was from organic deposit growth in interest-bearing transaction accounts of $98.2 million, savings account of $69.4 million and noninterest-bearing transaction account of $248.8 million, partially offset by a decline in certificates of deposit of $247.8 million.  Other borrowings, comprised mainly of our trust preferred debt, has remained flat from September 30, 2015.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2016, our Bank had total federal funds credit lines of $446.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2016, our Bank had $166.6 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2016, our Bank had a total FHLB credit facility of $1.3 billion with total outstanding letters of credit consuming $5.7 million, $125,000 in outstanding advances and $134,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company has a $20.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Loss Share

The following table presents the expected losses on acquired assets covered under all loss share agreements from inception through the end of the loss share agreements with the FDIC:

					Losses
				Losses	Incurred**
				Incurred*	By South
		Original	Original	By FFHI	State
	FDIC	Estimated	Estimated	Through	Through
	Threshold	Gross	Covered	July 26,	the End of
(Dollars in thousands)	or ILE	Losses	Losses	2013	Loss Share
CBT	$233,000	$340,039	$334,082	$—	$312,158
Habersham	94,000	124,363	119,978	—	91,553
BankMeridian	70,827	70,190	67,780	—	31,682
Cape Fear****	110,000	12,921	8,213	76,122	3,556
Plantation****	70,178	24,273	16,176	35,190	12,758
Total	$578,005	$571,786	$546,229	$111,312	$451,707

*      For Cape Fear and Plantation, which were acquired through the merger with First Financial Holdings, Inc. (“FFHI”), this column represents claimed loan and OREO losses excluding expenses, net of revenues, from bank failure date through July 26, 2013.

**    Claimed loan and OREO losses excluding expenses, net of revenues, since bank failure date under South State ownership.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2016, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $214.7 million at September 30, 2016. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at September 30, 2016, including $316.8 million of loans to lessors of residential buildings, $631.8 million of loans to lessors of nonresidential buildings (except mini-warehouses), $241.4 million of loans to religious organizations, and $227.1 million of loans to offices of physicians, dentists and other health practitioners.

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

•

Economic downturn risk resulting in changes in the credit markets, greater than expected non-interest expenses, excessive loan losses and other factors, which risks could be exacerbated by potential negative economic developments resulting from the expiration of the federal tax reductions, and the implementation of federal spending cuts currently scheduled to go into effect; and
•	$10.0 billion asset size threshold risk resulting in increased expenses, loss of revenues, and increased regulatory scrutiny associated with our total assets exceeding $10.0 billion.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2016 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In connection with the proposed merger of South State and Southeastern, on August 25, 2016, John Solak, a purported stockholder of South State, brought a class action lawsuit in the Court of Common Pleas for the Fifth Judicial Circuit in the State of South Carolina, County of Richland (which we refer to as the “Court”), captioned Solak v. South State Corporation, et al., No. 2016-CP-40-05162 (the “Action”).  The Action named as defendants South State and the South State board and alleged that the South State board breached its fiduciary duties by filing a joint proxy statement/prospectus with the SEC on August 19, 2016 (which we refer to as the “initial joint proxy statement/prospectus”), which initial joint proxy statement/prospectus allegedly failed to disclose material facts concerning certain financial projections of Southeastern prepared by South State and certain inputs used by Keefe, Bruyette & Woods, Inc., South State’s financial advisor in connection with the merger.  The Action sought, among other things, to preliminarily enjoin South State from consummating the merger or any vote thereon. Also on August 25, 2016, the plaintiff filed a motion for a preliminary injunction with the Court.    On October 6, 2016, the plaintiff advised the Court that he is withdrawing his motion for a preliminary injunction and his complaint, but asked the Court to retain jurisdiction to consider an application for attorney’s fees.  To date, no such application has been made.

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

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  There are 54,972 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2016:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 - July 31	10,461	*	$74.39	—	54,972
August 1 - August 31	—		—	—	54,972
September 1 - September 30	—		—	—	54,972

Total	10,461			—	54,972

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

SOUTH STATE CORPORATION
(Registrant)

Date: November 4, 2016	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: November 4, 2016	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.