Form 10-K
period 2016-12-31
SOUTH STATE Corp
filed 2017-02-24
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

The aggregate market value of the voting stock of the registrant held by non‑affiliates was $1,589,596,000 based on the closing sale price of $68.05 per share on June 30, 2016. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 21, 2017 was 29,230,734.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 ‑ 14 of this form 10‑K.

South State Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders.

Forward‑Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward‑Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1.  Business.

South State Corporation, headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina.  We provide a wide range of banking services and products to our customers through our wholly‑owned bank subsidiary, South State Bank (the “Bank”), a South Carolina‑chartered commercial bank that opened for business in 1934.  The Bank operates Minis & Co., Inc. and First Southeast 401k Fiduciaries (changed name to South State Advisory on January 1, 2017), both wholly owned registered investment advisors, and First Southeast Investor Services, a wholly‑owned limited service broker‑dealer.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

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

Our Bank provides a full range of retail and commercial banking services, mortgage lending services, trust and investment services, and consumer finance loans through financial centers in South Carolina, North Carolina, northeast Georgia, and coastal Georgia. At December 31, 2016, we had approximately $8.9 billion in assets, $6.6 billion in loans, $7.3 billion in deposits, $1.1 billion in shareholders’ equity, and a market capitalization of approximately $2.1 billion.

We began operating in 1934 in Orangeburg, South Carolina and have maintained our ability to provide high quality customer service while also leveraging our size to offer many products more common to larger banks. We have pursued a growth strategy that relies on organic growth the acquisition of select financial institutions or branches in certain market areas.

In recent years, we have continued to grow the business under our guiding principles of soundness, profitability and growth. Below are highlights of our expansion efforts over the past three years:

•

On January 3, 2017, the Company closed its merger with Southeastern Banking Financial Corporation (“SBFC”), and its wholly-owned bank subsidiary, Georgia Bank & Trust, (“GB&T” and together with SBFC, “Southeastern”).  The Company issued 4,978,338 shares using and exchange ratio of 0.7307.  The total purchase price was $435.1 million.  The initial allocation of the purchase price to the fair value of assets and liabilities acquired has not been completed and will be reported as part of the earnings release for the first quarter of 2017 and Form 10-Q as of March 31, 2017.  As of December 31, 2016, Southeastern, headquartered in Augusta, Georgia, had approximately $1.8 billion in assets, $1.5 billion in deposits and $1.1 billion in loans.  This merger added 12 offices in the Augusta, GA and Aiken, SC markets.  Southeastern ranked second in market share in the Augusta market.

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

Available Information

We provide our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) on our website at www.southstatebank.com under the Investor Relations section. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the Securities and Exchange Commission (the “SEC”). These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available under the Investor Relations section on our website (www.southstatebank.com) the following, among other things: (i) Corporate Governance Guidelines, (ii) Code of Ethics, which applies to our directors and all employees, and (iii) the charters of the Audit, Compensation, Executive, Wealth Management and Trust, Risk, and Corporate Governance & Nominating Committees of our board of directors. These materials are available to the general public on our website free of charge. Printed copies of these materials are also available free of charge to shareholders who request them in writing. Please address your request to: Investor Relations, Attn: Fred Austin, South State Corporation, 520 Gervais Street, Columbia, South Carolina 29201. Statements of beneficial ownership of equity securities filed by directors, officers, and 10% or greater shareholders under Section 16 of the Exchange Act are also available through our website, www.southstatebank.com. The information on our website is not incorporated by reference into this report.

Territory Served and Competition

We serve customers and conduct our business from 116 financial centers in 24 South Carolina counties, four North Carolina counties, 11 northeast Georgia counties, and two coastal Georgia counties. We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase mainly as a result from the improvement in financial technology among banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

We experience strong competition from both bank and non‑bank competitors in certain markets. Broadly speaking, we compete with national banks, super‑regional banks, smaller community banks, and non‑traditional internet‑based banks. We compete for deposits and loans with commercial banks, credit unions and other non-bank competitors. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms. Many of these non‑bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers competitive interest rates on deposit accounts, competitive interest rates charged on loans and other credit, and reasonable service charges. We believe our customers also consider the quality and scope of the services provided and the convenience of banking facilities. Our customers may also take into account the fact that other banks offer different services from those that we provide. The large national and super‑regional banks may have significantly greater lending limits and may offer additional products. However, by emphasizing customer service and by providing a wide variety of services, we believe that our Bank has been able to compete successfully with our competitors, regardless of their size.

Employees

As of December 31, 2016, our Bank had 2,055 full‑time equivalent employees compared to 2,058 as of the same date in 2015. We consider our relationship with our employees instrumental to the success of our business. We provide many of our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plan for officers and key employees, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition in November of 2005), and a 401(k) plan with employer match.

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

Interstate Banking

Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which was signed into law in July 2010 and is discussed more fully below (the “Dodd-Frank Act”), removed previous state law restrictions on de novo interstate branching in states such as South Carolina, North Carolina, and Georgia. This change effectively permits out‑of‑state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that state to open a de novo branch.

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

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks.  The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets.  More stringent requirements are imposed on “advanced approaches” banking organizations -- those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime. The requirements in the rule began to phase in on January 1, 2015, for us. The requirements in the rule will be fully phased in by January 1, 2019.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements

(Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by that amount each successive year until 2019.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account.  Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2016, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” (a rate determined by the FDIC) paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high‑rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

As of December 31, 2016, the Bank was deemed to be “well capitalized.”

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

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends that exceeds 100% of net income in any calendar year. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings.

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

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including the holding company, and on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations any of affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

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

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity.  The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund).  Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk.  However, following the fourth consecutive quarter (and any applicable phase-in period) where our total consolidated assets equal or exceed $10 billion, the FDIC will use a performance score and a loss-severity score to calculate an initial assessment rate.  In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.  In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In addition, FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

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

The Federal Reserve Board will review, as part of the regular, risk‑focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk‑management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Following the fourth consecutive quarter (and any applicable phase-in period) where the Company’s total consolidated assets equal or exceed $10 billion, we will, among other requirements:

•

be required to perform annual stress tests as follows: In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Although we are not currently subject to the stress testing requirements, we expect that once we are subject to those requirements the Federal Reserve, the FDIC and the SCBFI will consider our results as an important factor in evaluating our capital adequacy in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by the Company or the Bank may be an unsafe or unsound practice;

•

be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;

•

as noted under “Insurance of Deposits,” calculate our FDIC deposit assessment base using the performance score and a loss-severity score system as follows: For institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances; and

•

be examined for compliance with federal consumer protection laws primarily by the CFPB. Currently, the Bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Beginning on July 1 of the calendar year following the end of the first year in which our total consolidated assets pass the $10 billion threshold, we will also become subject to the so-called Durbin Amendment to the Dodd-Frank Act relating to debit card interchange fees, called “swipe fees.”  Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction.  The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions.  A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Although we were below $10 billion in total consolidated assets at December 31, 2016, we exceeded $10 billion in total consolidated assets upon consummation of our merger with Southeastern on January 3, 2017.   As a result, we have been analyzing these rules to ensure we are prepared to comply with the rules when they become applicable to us.  In particular, we have established a risk committee and have begun the process of preparing for running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio in order to be in compliance with regulatory stress testing requirements.

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

The number of government entities authorized to take action against the Bank has expanded under the Dodd‑Frank Act. The FDIC continues to have primary federal enforcement authority, and the SCBFI also has enforcement authority, with respect to the Bank. In addition, as noted above, the Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws.  Financial institutions with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide‑ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Executive Officers of South State Corporation

Executive officers of South State Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions over the past five years, and terms of office as of February 17, 2017, are as follows:

Name (age)	Position and Five Year History	With the Company Since
Robert R. Hill, Jr. (50)	Chief Executive Officer and Director, President (2004 —2013)	1995
John C. Pollok (51)	Senior Executive Vice President, Director, Chief Financial Officer (2007 —2010, 2012—Present) and Chief Operating Officer	1996
Joseph E. Burns (62)	Senior Executive Vice President, Chief Credit Officer (2000—2009, 2013—Present) and Chief Risk Officer (2009—2013, 2014—2016)	2000
John F. Windley (64)	Chief Executive Officer and President of South State Bank	2002
Renee R. Brooks (47)	Chief Administrative Officer and Chief Risk Officer, Corporate Secretary (2009—2014)	1996

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our primary markets of South Carolina, North Carolina and Georgia have improved since the end of the economic recession, economic growth has been slow and uneven, unemployment remains relatively high, and concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

Our estimated allowance for loan losses may be inadequate and an increase in the allowance would reduce earnings.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2016, we had approximately 25,403 of non‑acquired and acquired non‑credit impaired loans secured by real estate with an average loan balance of approximately $182,000. At December 31, 2016, we had approximately 55,158 total non‑acquired and acquired non‑credit impaired loans with an average loan balance of approximately $108,000. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause loan losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our non‑acquired and acquired non-credit impaired loan portfolios is secured by real estate. As of December 31, 2016, approximately 76.2% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  While economic conditions and real estate in our primary markets of South Carolina, North Carolina and Georgia have improved since the end of the economic recession, there can be no assurance that our local markets will not experience another economic decline.  Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage loan. We manage this risk in part by also holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower rate loans. Given current rates, material reductions in rates may not be probable, but as rates rise, then the risk increases. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest‑rate environments.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single‑family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends in some cases on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans may involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction exceeds the cost of the property construction (including interest) and the availability of permanent take‑out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may have the following characteristics: (i) depreciate over time, (ii) difficult to appraise and liquidate, and (iii) fluctuate in value based on the success of the business.

Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.

As of December 31, 2016, our non‑acquired and acquired non‑credit impaired outstanding commercial real estate loans were equal to 149.4% of our total risk‑based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise. Adverse changes in the economic conditions of the Southeast United States in general or in our primary markets in South Carolina, Mecklenburg County and Wilmington, North Carolina, Northeast Georgia, Augusta, Georgia and Savannah, Georgia could negatively affect our financial condition, results of operations and profitability.  While economic conditions in the states of South Carolina, North Carolina, and Georgia, along with the U.S. and worldwide, have improved since the end of the economic recession, a return of recessionary conditions could result in the following consequences, any of which could have a material adverse effect on our business:

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

If we do not successfully manage these risks, our acquisition activities could have a material adverse effect on our operating results and financial condition, including short-term and long‑term liquidity.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies.  The process for obtaining these required regulatory approvals has become more difficult in recent years.  Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti‑money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

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

We depend on our net interest income to drive profitability. Differences in volume, yields or interest rates and differences in income earning products such as interest‑earning assets and interest‑bearing liabilities determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control. Net interest income will decline in a particular period if:

•	In a declining interest rate environment, more interest‑earning assets than interest‑bearing liabilities re‑price or mature, or
•	In a rising interest rate environment, more interest‑bearing liabilities than interest‑earning assets re‑price or mature, or
•	For acquired loans, expected total cash flows decline as our loan balances decline.

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

Our primary policy for managing interest rate risk exposure involves monitoring exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12‑month period. As of December 31, 2016, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.4% increase in net interest income—as compared with a forward‑rate curve interest rate scenario as the base case. As a result of the current rate environment with federal funds rates between 50 and 75 basis points, simulation analysis does not produce a realistic scenario for the impact of a 200 basis point decrease in rates. These results indicate that our rate sensitivity is somewhat asset sensitive to the indicated change in interest rates over a one‑year horizon.

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

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures may lead to operational losses including internal and external fraud which could have a material adverse effect on our business, results of operations and financial condition.

Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our future earnings.

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

By exceeding $10 billion in total consolidated assets, we will be subject to additional regulations and oversight that are not currently applicable to us and that could materially and adversely affect our revenues and expenses.

We exceeded $10 billion in total consolidated assets upon consummation of our merger with Southeastern on January 3, 2017. As a result, we will become subject to additional regulations and oversight that could adversely affect our revenues and expenses. Such regulations and oversight include the following:

The CFPB has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards. The CFPB has examination and primary enforcement authority with respect to banks with over $10 billion in assets. Currently, the Bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining the Bank’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

In addition, banking organizations with more than $10 billion in assets must conduct annual stress tests using various scenarios established by federal regulators. Such stress tests are designed to determine whether a banking organization’s capital planning, assessment of capital adequacy and risk management practices adequately protect the banking organization in the event of certain economic downturn scenarios. A banking organization that is required to perform an annual stress test must establish adequate internal controls, documentation, policies and procedures to ensure that the stress test adequately meets these objectives. Banking organizations that are required to perform an annual stress test must report the results of their stress test to their federal regulator and must consider the results of their stress test as part of their capital planning and risk management practices. Failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, our ability to engage in expansionary activities or make dividend payments to our shareholders.

Furthermore, with respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of a bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Any increase in the Bank’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 of the year following the time when our total assets reach or exceed $10 billion, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. In 2016, we earned $40.1 million in bankcard services income. We estimate that when this becomes effective in July 2018, our bankcard services income could be reduced by approximately $15 million annually.

In anticipation of becoming subject to the heightened regulatory requirements, we have begun to hire additional compliance personnel and implement structural initiatives to address these requirements. However, compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our total consolidated assets equal or exceed $10 billion at the end of four consecutive quarters. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

We are exposed to declines in the value of retirement plan assets or unfavorable changes in laws or regulations that govern retirement plan funding, which could require us to provide significant amounts of funding for our retirement plan.

As a matter of course, we anticipate that we will make cash contributions to our retirement plans in the near and long term. A significant decline in the value of retirement plan assets in the future or unfavorable changes in laws or regulations that govern retirement plan funding could materially change the timing and amount of required plan funding. As a result, we may be required to fund our retirement plans with a greater amount of cash from operations, perhaps by an additional material amount.

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital which could adversely affect our financial condition and operations

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk‑based capital requirements and the method for calculating risk‑weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd‑Frank Act. This rule substantially amended the regulatory risk‑based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk‑based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies are implementing new liquidity standards that, while not directly applicable to us, could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

In 2014, the federal banking agencies adopted a “liquidity coverage ratio” requirement for bank holding companies with $250 billion or more in total assets or $10 billion or more in on-balance sheet foreign exposures and their subsidiary depository institutions with $10 billion or more in total consolidated assets. The requirement calls for sufficient high quality liquid assets to meet liquidity needs for a 30 calendar day liquidity stress scenario. In 2016, the agencies proposed a net stable funding ratio for these institutions, which imposes a similar requirement over a one-year period.  Neither the liquidity coverage standard nor the net stable funding standard apply directly to us, but the substance of the standards – adequate liquidity over 30-day and one-year periods – may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets and adversely affect our results and financial condition. The U.S. regulators have not yet proposed a net stable funding ratio requirement.

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

Since the Company is legal entity separate and distinct from the Bank and does not conduct stand‑alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SCBFI or the Commissioner of Banking, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. In addition, under Federal Reserve Board regulations, a dividend cannot be paid by the Bank if it would be less than well‑capitalized after the dividend. The Federal Reserve Board may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

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

Our authorized capital includes 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2016, we had 24,230,392 shares of common stock outstanding and had reserved for issuance 246,535 shares underlying options that are or may become exercisable at an average price of $42.53 per share. In addition, as of December 31, 2016, we had the ability to issue 1,171,008 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue authorized but unissued shares of stock for any corporate purpose. Such corporate purposes could include, among other things, issuances of equity‑based incentives under or outside of our equity compensation plans, issuances of equity in business combination transactions, and issuances of equity to raise additional capital to support growth or to otherwise strengthen our balance sheet. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of outstanding shares and may dilute the economic and voting ownership interest of our existing shareholders.

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

In many cases, shareholders may receive a premium for their shares if we were purchased by another company. State law and our articles of incorporation and bylaws could make it difficult for anyone to purchase us without the approval of our board of directors. For example, our articles of incorporation divide the board of directors into three classes of directors serving staggered three‑year terms with approximately one‑third of the board of directors elected at each annual meeting of shareholders. This classification of directors makes it more difficult for shareholders to change the composition of the board of directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the board of directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in a four‑story facility, located at 520 Gervais Street, Columbia, South Carolina. The main offices of South State Bank and the Midlands region lead branch are also located in this approximately 57,000 square‑foot building. Including this main location, our bank owns 95 properties and leases 28 properties, all of which are used as branch locations or for housing operational units in North and South Carolina and Georgia. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 21—Lease Commitments to our audited consolidated financial statements.

Item 3.  Legal Proceedings.

As of December 31, 2016 and the date of this form 10‑K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The table below describes historical information regarding our common equity securities:

	2016	2015	2014	2013	2012
Stock Performance
Dividends per share	$1.21	$0.98	$0.82	$0.74	$0.69
Dividend payout ratio	28.91%	23.84%	26.61%	31.91%	34.11%
Dividend yield (based on the average of the high and low for the year)	1.60%	1.39%	1.34%	1.37%	1.94%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	20.91x	17.51x	21.78x	27.95x	19.79x
Price/book ratio (end of year)	1.87x	1.64x	1.64x	1.63x	1.34x
Common Stock Statistics
Stock price ranges:
High	$91.85	$81.80	$68.50	$68.69	$42.13
Low	59.19	58.84	53.87	39.56	29.16
Close	87.40	71.95	67.08	66.51	40.18
Volume traded on exchanges	22,823,100	23,422,500	18,488,200	15,928,600	9,796,100
As a percentage of average shares outstanding	94.31%	96.83%	76.63%	79.29%	65.88%
Earnings per share, basic	$4.22	$4.15	$3.11	$2.41	$2.04
Earnings per share, diluted	4.18	4.11	3.08	2.38	2.03
Book value per share	46.82	43.84	40.78	40.72	29.97

Quarterly Common Stock Price Ranges and Dividends

	Year Ended December 31,
	2016			2015
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$71.69	$59.19	$0.28	$69.46	$58.84	$0.23
2nd	74.62	61.83	0.30	77.09	66.53	0.24
3rd	77.02	65.69	0.31	80.85	71.21	0.25
4th	91.85	70.75	0.32	81.80	69.54	0.26

As of February 21, 2017, we had issued and outstanding 29,230,734 shares of common stock which were held by approximately 15,000 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol “SSB.”

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

We pay cash dividends to the Company’s shareholders from our assets, which are provided primarily by dividends paid to the Company by our Bank. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends in excess of 100% of net income in any calendar year. For the year ended December 31, 2016, our Bank paid dividends of approximately $36.3 million to the Company. We anticipate that we will continue to pay cash dividends from our Bank to the Company in the future without needing SCBFI approval. Dividends paid to our shareholders are approved each quarter by the board of directors.

Cumulative Total Return Performance

	Period Ending
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
South State Corporation	$100.00	$141.27	$237.22	$242.59	$263.72	$326.05
NASDAQ Composite Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
SNL Southeast Bank Index	$100.00	$166.11	$225.10	$253.52	$249.57	$331.30

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

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. The following table reflects share repurchase activity during the fourth quarter of 2016:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	—	$—	—	54,972
November 1 ‑ November 30	5,135*	80.10	—	54,972
December 1 ‑ December 31	2,149*	88.25	—	54,972
Total	7,284		—	54,972

*For the months ended November 30, 2016 and December 31, 2016, total includes 5,135 and 2,149 shares, respectively, that were repurchased under arrangements, authorized by our stock‑based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 250,000 shares.

Item 6.  Selected Financial Data.

The following table presents selected financial and quantitative data for the five years ended December 31 for South State Corporation:

(Dollars in thousands, except per share)	2016	2015	2014	2013	2012
Balance Sheet Data Period End
Assets	$8,900,592	$8,557,348	$7,826,227	$7,931,498	$5,136,446
Acquired credit impaired loans, net of acquired allowance for loan losses	602,546	733,870	919,402	1,220,638	969,395
Acquired non-credit impaired loans	836,699	1,049,538	1,327,999	1,600,935	73,215
Non-acquired loans	5,241,041	4,220,726	3,467,826	2,865,216	2,571,003
Loans, net of unearned income*	6,680,286	6,004,134	5,715,227	5,686,789	3,613,613
Investment securities	1,014,981	1,027,748	826,943	812,603	560,091
FDIC receivable for loss share agreements	—	4,401	22,161	86,447	146,171
Goodwill and other intangible assets	378,188	385,765	366,927	377,596	128,491
Deposits	7,334,423	7,100,428	6,461,045	6,554,144	4,298,443
Nondeposit borrowings	369,131	343,389	322,751	313,461	293,518
Shareholders’ equity	1,134,588	1,059,384	984,920	981,469	507,549
Number of common shares outstanding	24,230,392	24,162,657	24,150,702	24,104,124	16,937,464
Book value per common share	46.82	43.84	40.78	40.72	29.97
Tangible common equity per common share***	31.22	27.88	25.59	22.36	22.54
Annualized Performance Ratios
Return on average assets	1.16%	1.21%	0.95%	0.77%	0.70%
Return on average equity	9.17	9.67	7.79	6.90	7.15
Return on average tangible common equity***	14.72	15.97	13.77	11.54	9.27
Net interest margin (taxable equivalent)	4.22	4.58	4.80	4.99	4.83
Efficiency ratio	64.16	64.19	71.41	75.85	72.20
Dividend payout ratio	28.91	23.84	26.61	31.91	34.11
Asset Quality Ratios
Allowance for loan losses to period end loans**	0.71%	0.81%	1.00%	1.20%	1.73%
Allowance for loan losses to period end nonperforming loans**	250.66	181.84	121.12	81.20	71.53
Net charge-offs to average loans**	0.06	0.09	0.16	0.41	0.73
Excluding acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.36	0.65	1.05	1.94	3.13
Nonperforming assets to period end total assets	0.21	0.32	0.47	0.70	1.58
Including acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.58	0.89	1.38	1.88	3.46
Nonperforming assets to period end total assets	0.43	0.63	1.02	1.36	2.50
Capital Ratios
Common equity to assets	12.75%	12.38%	12.58%	11.55%	9.88%
Tangible common equity to tangible assets***	8.88	8.24	8.28	7.13	7.62
Tier 1 leverage ratio****	9.88	9.31	9.47	9.30	9.87
Common equity Tier 1 to risk-weighted assets****	11.66	11.84	—	—	—
Tier 1 risk-based capital****	12.43	12.71	13.62	13.58	12.73
Total risk-based capital****	13.04	13.34	14.43	14.47	13.99
Other Data
Number of financial centers	116	127	127	144	86
Number of employees (full-time equivalent basis)	2,055	2,058	2,081	2,106	1,324

*Excludes loans held for sale.

**Excludes acquired assets.

***A reconciliation of non‑GAAP measures to GAAP is presented on page 38.

****These bank regulatory risk-based capital ratios are not comparable to prior years due to the adoption of Basel III beginning in January 1, 2015 (see Note 26 – Regulatory Matters).

The table below provides a reconciliation of non‑GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands, except per share)	2016	2015	2014	2013	2012
Adjusted earnings
Net income available to common shareholders (GAAP)	$101,282	$99,473	$74,364	$47,865	$30,032
Securities (gains) losses, net of tax	(81)	—	1	—	(130)
Other‑than‑temporary impairment (OTTI), net of tax	—	323	—	—	—
Early termination of FDIC Loss Share Agreements, net of tax	2,938	—	—	—	—
Merger and conversion related expense, net of tax	5,960	4,595	16,207	15,514	7,018
Net adjusted earnings available to common shareholders (non‑GAAP)	$110,099	$104,391	$90,572	$63,379	$36,920
Adjusted earnings per common share, basic
Earnings per common share, basic (GAAP)	$4.22	$4.15	$3.11	$2.41	$2.04
Effect to adjust for securities (gains) losses, net of tax	(0.00)	—	0.00	—	(0.01)
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	0.01	—	—	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	0.12	—	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.24	0.20	0.68	0.78	0.47
Adjusted earnings per common share, basic (non‑GAAP)	$4.58	$4.36	$3.79	$3.19	$2.50
Adjusted earnings per common share, diluted
Earnings per common share, diluted (GAAP)	$4.18	$4.11	$3.08	$2.38	$2.03
Effect to adjust for securities gains (losses), net of tax	(0.00)	—	0.00	—	(0.01)
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	0.01	—	—	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	0.12	—	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.25	0.19	0.67	0.78	0.47
Adjusted earnings per common share, diluted (non‑GAAP)	$4.55	$4.31	$3.75	$3.16	$2.49
Adjusted return on average assets
Return on Average Assets (GAAP)	$1.16	$1.21	$0.95	$0.77	$0.70
Effect to adjust for securities gains (losses), net of tax	(0.00)	—	0.00	—	(0.00)
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	0.01	—	—	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	0.03	—	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.07	0.05	0.20	0.25	0.16
Adjusted return on average assets (non-GAAP)	$1.26	$1.27	$1.15	$1.02	$0.86
Tangible common equity per common share
Book value per common share (GAAP)	$46.82	$43.84	$40.78	$40.72	$29.97
Effect to adjust for intangible assets	(15.60)	(15.96)	(15.19)	(18.36)	(7.43)
Tangible common equity per common share (non‑GAAP)	$31.22	$27.88	$25.59	$22.36	$22.54
Return on average tangible common equity
Return on average common equity (GAAP)	9.17%	9.67%	7.79%	6.99%	7.15%
Effect to adjust for intangible assets	5.55%	6.30%	5.98%	4.55%	2.12%
Return on average tangible common equity (non‑GAAP)	14.72%	15.97%	13.77%	11.54%	9.27%
Tangible common equity to tangible assets
Common equity to assets (GAAP)	12.75%	12.38%	12.58%	11.55%	9.88%
Effect to adjust for intangible assets	(3.87)%	(4.14)%	(4.30)%	(4.42)%	(2.26)%
Tangible common equity to tangible assets (non‑GAAP)	8.88%	8.24%	8.28%	7.13%	7.62%

Adjusted earnings available to common shareholders, basic adjusted earnings per share, and diluted adjusted earnings per share are non‑GAAP measures and exclude the after‑tax effects of gains on acquisitions, gains or losses on sales of securities, other‑than‑temporary impairment (“OTTI”), merger and conversion related expense, and the effects from the early termination of loss share agreements. The tangible measures above are non‑GAAP measures and exclude the effect of period end or average balance of intangible assets. The tangible return on equity measures also adds back the after‑tax amortization of intangibles to GAAP basis net income. Management believes these non‑GAAP financial measures provide additional information that is useful to investors in evaluating the Company’s performance and capital and that may facilitate comparisons with others in the banking industry as well as period‑to‑ period comparisons. Non‑GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non‑ GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non‑GAAP measures in isolation or as a substitute for analysis of the company’s results or financial condition as reported under GAAP.

The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2016	2015	2014	2013	2012
Summary of Operations
Interest income	$333,163	$338,101	$342,022	$286,348	$187,488
Interest expense	8,317	10,328	15,662	12,987	11,094
Net interest income	324,846	327,773	326,360	273,361	176,394
Provision for loan losses	6,819	5,864	6,590	1,886	13,619
Net interest income after provision for loan losses	318,027	321,909	319,770	271,475	162,775
Noninterest income	130,330	115,555	94,696	53,720	41,283
Noninterest expense	294,315	287,089	303,038	250,621	158,898
Income before provision for income taxes	154,042	150,375	111,428	74,574	45,160
Provision for income taxes	52,760	50,902	35,991	25,355	15,128
Net income	101,282	99,473	75,437	49,219	30,032
Preferred stock dividends	—	—	1,073	1,354	—
Net income available to common shareholders	$101,282	$99,473	$74,364	$47,865	$30,032
Per Common Share Information
Net income available to common shareholders, basic	$4.22	$4.15	$3.11	$2.41	$2.04
Net income available to common shareholders, diluted	4.18	4.11	3.08	2.38	2.03
Cash dividends	1.21	0.98	0.82	0.74	0.69

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
•

Merger integration risk, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related‑matters, and the inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses into the Company, including the ability to realize the benefits and cost savings from, and limit any unexpected liabilities associated with, any such business combinations;

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes South State Corporation and its subsidiary’s results of operations for the year ended December 31, 2016 as compared to the year ended December 31, 2015, and the year ended December 31, 2015 as compared to the year ended December 31, 2014, and also analyzes our financial condition as of December 31, 2016 as compared to December 31, 2015. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest‑earning assets, such as loans and investments, and the expense on our interest‑bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest‑earning assets and the rate we pay on our interest‑bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb our estimate of probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Overview

We achieved net income of $101.3 million, or $4.18 diluted earnings per share (“EPS”), during 2016 compared to net income of $99.5 million, or $4.11 diluted EPS, in 2015.  Net income available to the common shareholder was up $1.8 million, or 1.8% in 2016, due primarily to the following:

•

Decreased interest income of $4.9 million which resulted primarily from a $7.1 million decline in interest income from loans. The decline in loan interest income resulted from a $37.3 million decline in interest income from the acquired loan portfolio partially offset by a $30.7 million increase in interest income from the non-acquired loan portfolio.  The decline in interest income from loans was partially offset by a $1.5 million increase in income from investment securities as the average balance in investment securities increased $118.2 million.

•	Decreased interest expense of $2.0 million which resulted primarily from a decline in the average balance and a decline in the cost of certificate of deposits in the continued low rate environment;

•

Higher provision for loan losses of $1.0 million, resulting primarily from the increased provision within the non-acquired loan portfolio.  Growth in the non-acquired loan portfolio increased from $753 million in 2015 to $1.0 billion in 2016.  The increase in provision related to the growth within the non-acquired loan portfolio was partially offset by the continued improvement in our overall asset quality in both non-acquired and acquired loans;

•

Improved noninterest income totaling $14.8 million resulting primarily from an increase in fees on deposit accounts of $8.4 million.  We also had an increase in recoveries on acquired loans of $3.5 million and less amortization of the FDIC indemnification asset of $2.7 million which resulted from the termination of our loss share agreements during the 2nd quarter of 2016;

•

Higher noninterest expense of $7.2 million resulting from an increase salaries and benefits of $3.4 million, information service expense of $2.7 million, bankcard expense of $2.4 million and professional fees of $1.2 million.  We also had an increase in non-recurring costs of $1.3 million which consisted of branch consolidation and merger related expenses.  These increases were offset by a $3.3 million decrease in OREO and troubled loan related expense; and

•	Higher income tax provision of $1.9 million due to the increase in pre-tax income of $3.7 million and a higher effective rate of 34.25% compared to 33.85% in 2015.

At December 31, 2016, net charge offs as a percentage of average non‑acquired loans for 2016 equaled 0.06% compared to 0.09% in 2015, an improvement of 33%.  Non‑acquired nonperforming assets (“NPAs”) decreased to $18.7 million at December 31, 2016 from $27.5 million at December 31, 2015, due to a decrease in the level of non‑acquired nonperforming loans of $4.0 million and a decrease in non‑acquired other real estate owned (“OREO”) of $4.8 million.  NPAs as a percentage of non‑acquired loans and repossessed assets decreased 29 basis points to 0.36% at December 31, 2016 as compared to 0.65% at December 31, 2015.  Total NPAs (including acquired NPAs) to total assets at December 31, 2016 were 0.43% compared to 0.63% at the end of 2015. These improvements in NPAs reflect the continued improvement of the real estate market within our local markets and overall improvement in the economy.

Our efficiency ratio remained flat and was 64.2% at both December 31, 2016 and 2015.    On a non-GAAP adjusted basis for December 31, 2016 and 2015, the efficiency ratio was 61.8% and 62.6%, respectively, excluding one-time expenses of branch consolidation related expenses, merger related expenses and the FDIC loss share early termination costs in 2016 and branch consolidation and acquisition related expenses in 2015.

Our balance sheet strengthened as evidenced by the decline in OREO of $12.2 million, or 40.0%; the termination of our FDIC loss share agreements;  growth of our non‑acquired loans of $1.0 billion, or 24.2%; and the increase in non‑interest bearing deposits of $222.6 million, or 11.3%.  Our acquired loan portfolio decreased during 2015 by $344.2 million, or 19.3%.

We continue to remain well‑capitalized with a total risk‑based capital ratio of 13.04% and a Tier 1 leverage ratio of 9.88%, as of December 31, 2016, compared to 13.34% and 9.31%, respectively, at December 31, 2015.  The total risk‑based capital ratio has declined due to the growth in risk‑weighted assets partially offset by the growth in capital.  The increase in risk weighted assets was primarily driven by net loan growth of $673.3 million.  The Tier 1 leverage ratio increased from the prior year primarily due to the percentage increase in tier 1 capital being greater than the percentage increase in average assets. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

At December 31, 2016, we had $8.9 billion in assets and 2,055 full‑ time equivalent employees.  Through our Bank we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

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

Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310‑30 acquired loans from the Company’s initial estimates are recognized as impairment through the provision for loan losses.  For acquired loans that were subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset was adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows. However, on June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  All assets previously classified as covered became uncovered,  and the Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.

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

Our stock price has historically traded above its book value and tangible book value.  During 2016, the lowest trading price for our stock was $59.19, and the stock price closed on December 31, 2016 at $87.40, above book value and tangible book value.  We evaluated the carrying value of goodwill as of April 30, 2016, our annual test date, and determined that no impairment charge was necessary.  Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  We file a consolidated federal income tax return for our subsidiary bank.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2016 or 2015.

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

Results of Operations

Consolidated net income available to common shareholders increased by $1.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase reflects higher noninterest income.  Partially offsetting this improvement was a decrease in net interest income, an increase in provision for loan losses, an increase in noninterest expense and an increase in the provision for income taxes.  Below are key highlights of our results of operations during 2016:

•

Consolidated net income available to common shareholders increased 1.8% to $101.3 million in 2016 compared with $99.5 million in 2015, and increased $26.9 million or 36.2% from 2014, when net income available to common shareholders totaled $74.4 million.

•	Basic earnings per common share increased to $4.22 in 2016 compared with $4.15 in 2015, or 1.7%, and $3.11 in 2014, or 35.7%.
•	Diluted earnings per common share increased to $4.18 in 2016 compared with $4.11 in 2015, or 1.7%, and $3.08 in 2014, or 35.7%.
•

Book value per common share was $46.82 at the end of 2016, an increase from $43.84 at the end of 2015 and $40.78 at the end of 2014. The increase in 2016 was the result of the percentage increase in shareholders’ equity from net income partially offset by the common stock dividend paid and increase in accumulated comprehensive losses being greater than the percentage increase in shares outstanding.  The increase in 2015 was the result of higher net income which was partially offset by the common stock dividend paid and increase in accumulated other comprehensive losses.

•

Return on average assets decreased to 1.16% in 2016, compared with 1.21% in 2015 and increased from 0.95% in 2014. The decrease in return on average assets for the year ended December 31, 2016 compared to December 31, 2015 was driven by larger increase in average total assets which increased 6.3%, or $516.0 million, to $8.7 billion than the improvement in net income which increased by 1.8%.

•

Return on average common shareholders’ equity decreased to 9.17% in 2016, compared with 9.67% in 2015, and increased from 7.79% in 2014.  The decrease in return on average common shareholders’ equity for the year ended December 31, 2016 compared to December 31, 2015 was driven by larger increase in average common shareholders’ equity which increased 7.3%, or $75.5 million, to $1.1 billion, and was more than the improvement in net income which increased 1.8%.  The increase in 2015 was the result of higher net income which outpaced the $60.5 million average increase in common equity.

•

Our dividend payout ratio increased to 28.91% for the year ended December 31, 2016 compared with 23.84% in 2015 and 26.61% in 2014.  The increase from 2015 reflects the percentage increase in our dividend rate being higher than the percentage increase in net income available to common shareholders.  Our dividend increased by $0.23 per share, or 23.5%, in 2016 compared to 2015.  The decrease from 2014 to 2015 reflected higher net income available to common shareholders for the years ended December 31, 2015 compared to the increase in the dividend rate.  Our dividend was increased by $0.16 per share, or 19.5%, in 2015 compared to 2014.

•	Our common equity to assets ratio decreased to 12.75% at December 31, 2016 compared with 12.38% in 2015 and 12.58% in 2014.

The yield on average interest-earning assets declined by 39 basis points in 2016 from 2015 due primarily to the decline in the yield of non-acquired and acquired loans which decreased by 16 and 33 basis points, respectively.  The yield on the non-acquired and acquired loan portfolios both declined as a result of the continued low interest rate environment during 2016.  The yield of acquired loans also declined due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.  The yield on investment securities declined in 2016 as a result of the continued low interest rate environment as agency securities were called and mortgage backed securities paid down and the proceeds were reinvested into lower yielding securities.  The decline in interest income from the effects of the decline in yield on interest-earning assets was partially offset by an increase of $549.5 million in average interest-earning assets.  This increase mainly came from a net increase in total average loans. The decline in net interest income related to changes in interest income was partially offset by decreases in interest expense on the funding side of the balance sheet.  Average rate of interest‑bearing liabilities declined 5 basis points from 2015.  The majority of the improvement was from the cost of funds on certificates of deposit which decline 8 basis points in 2016 compared to 2015.  This was the result of the continued effect of the low rate environment on the repricing of these deposits.    The decrease was also driven by the decline in the cost of other borrowings due to the repricing of $20.6 million in trust preferred debt from a fixed rate of 5.92% to a variable rate of three month LIBOR plus 159 basis points during the third quarter of 2015.  The average cost of other borrowings decreased from 4.64% in 2015 to 3.51% in 2016.  The decline in interest expense from the effects of the decline in cost on interest-bearing liabilities was partially offset by the effects of an increase of $178.5 million in average interest-bearing liabilities.  This increase mainly came from growth in transaction and money market accounts and from savings accounts.  Overall, lower net interest income was the result of lower interest income from the decline in yield on interest-earning assets, partially offset lower interest expense from the decline in the cost of interest-bearing liabilities.

In the table below, we have reported our results of operations by quarter for the years ended December 31, 2016 and 2015.

Table 1—Quarterly Results of Operations (unaudited)

	2016 Quarters				2015 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$82,688	$83,281	$83,379	$83,815	$83,776	$85,562	$84,765	$83,998
Interest expense	2,088	2,036	1,980	2,213	2,344	2,547	2,488	2,949
Net interest income	80,600	81,245	81,399	81,602	81,432	83,015	82,277	81,049
Provision for loan losses	622	912	2,728	2,557	826	1,075	3,145	818
Noninterest income	32,831	35,340	32,118	30,041	29,197	29,771	30,082	26,505
Noninterest expense	75,241	73,191	73,853	72,030	71,881	73,194	71,529	70,485
Income before income taxes	37,568	42,482	36,936	37,056	37,922	38,517	37,685	36,251
Income taxes	13,391	14,387	12,420	12,562	12,387	13,377	12,813	12,325
Net income available to common shareholders	$24,177	$28,095	$24,516	$24,494	$25,535	$25,140	$24,872	$23,926
Earnings Per Share
Net income, basic	$1.01	$1.17	$1.02	$1.02	$1.06	$1.05	$1.04	$1.00
Net income, diluted	1.00	1.16	1.01	1.01	1.05	1.04	1.03	0.99
Cash dividends	0.32	0.31	0.30	0.28	0.26	0.25	0.24	0.23

Net Interest Income

Net interest income is the largest component of our net income.  Net interest income is the difference between income earned on interest‑earning assets and interest paid on deposits and borrowings.  Net interest income is determined by the yields earned on interest‑earning assets, rates paid on interest‑bearing liabilities, the relative balances of interest‑earning assets and interest‑bearing liabilities, the degree of mismatch, and the maturity and repricing characteristics of interest‑earning assets and interest‑bearing liabilities.  Net interest income divided by average interest‑earning assets represents our net interest margin.

The Federal Reserve’s Federal Open Market Committee’s target for Federal funds has increased 50 basis points to a range of 0.50% to 0.75% for the year ended December 31, 2016.  For 2016, this increase in rates have had little effect on our net interest income and net interest margin.  The yields on loans has continued to decline due to the demand for fixed rate loans in this low rate environment.  We continued to reduce rates on our deposit products in the first half of 2016 but have since remained flat for the remaining part of the year.  The reduction in the rates/costs of most of our interest‑bearing liabilities has contributed to lower interest expense, and therefore, a positive effect on net interest income for 2016 as compared to 2015.  The repricing of some of our deposit products to lower interest rates along with the change from a fixed interest rate to variable interest rate on $20.6 million in trust preferred securities (other borrowings) in the third quarter of 2015 resulted in lower interest expense of $2.0 million in 2016 compared to 2015.  The decrease in net interest income during 2016 was rate driven, but was partially offset by volume changes in both average interest‑earning assets and average interest-bearing liabilities during the year.  The yields on interest‑earning assets continued to adjust downward and are the main contributor to the decline in the net interest margin.

Net interest income highlighted for the year ended December 31, 2016:

•	Net interest income decreased by $2.9 million, or 0.9%, to $324.8 million during 2016.
•

Lower 2016 net interest income was mainly driven by lower yields of interest earning assets primarily in both the non-acquired and the acquired loan category. The yield of non-acquired and acquired loans declined by 16 and 33 basis points, respectively.  The yield on the non-acquired and acquired loan portfolios both declined as a result of the continued low interest rate environment during 2016.  The yield of acquired loans also declined due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.

•

The increase in the average balance of non-acquired loans of $956.0 million was partially offset by the decline in the average balance of acquired loans of $393.4 million.  The impact on the overall net interest income from the increase in volume of non-acquired loans more than offset the decreases from all other categories of interest-earning assets.  However, the overall decline in net interest income from rates on interest-earning assets, in particular from loans, had a larger impact on interest income causing interest income to decline in 2016.

•

Lower interest expense in 2016 was mainly driven by lower costs/rates on average interest bearing liabilities.  All categories of interest-bearing liabilities experienced lower interest expense related to change in rates except for federal funds purchased and repurchase agreements.  The rates on deposits continued to decline during 2016 with the low interest rate environment.  The rate on other borrowing declined due to a change from a fixed interest rate to variable interest rate on $20.6 million in trust preferred securities (other borrowings) in the third quarter of 2015.  The decrease in rates was the main factor in the reduction of overall interest expense in 2016.

•

Average interest-bearing liabilities increased $178.5 million in 2016, however, overall interest expense declined related to the change in volume.   The overall decline related to the change in volume was due to the decline in the average balance of certificates of deposit which have a higher cost than transaction and savings deposits which were the main contributor to the increase in average interest-bearing liabilities.

•	Non-taxable equivalent net interest margin decreased 36 basis points to 4.18% from 4.54% in 2015.
•	Net interest margin (taxable equivalent) decreased 36 basis points to 4.22% from 4.58% in 2015.

Net interest income highlighted for the year ended December 31, 2015:

•	Net interest income increased by $1.4 million, or 0.4%, to $327.8 million during 2015.
•

Higher 2015 net interest income was driven by reduced funding costs within all categories and partially offset by lower yield of interest earning assets primarily in the non-acquired loan category.  The yield on acquired loans did increase year over year; however, the decrease in average acquired loan balances resulted in much lower interest income than in 2014.

•

The increase in the average balance of non-acquired loans of $633.8 million was partially offset by the decline in the average balance of acquired loans of $502.8 million.  The impact on the overall net interest income and net interest margin of the decline in volume and rate of acquired loans, more than offset the increases from all other categories of interest-earning assets.

•

Average interest-bearing liabilities declined $13.5 million in 2015, and both volume and rate contributed to the reduction in interest expense of $5.3 million compared to 2014.  62% was volume driven primarily within other borrowings (trust preferred securities related) and 38% was rate driven and reflected in all categories of interest-bearing liabilities.

•	Non-taxable equivalent net interest margin decreased 21 basis points to 4.54% from 4.75% in 2014.

•	Net interest margin (taxable equivalent) decreased 22 basis points to 4.58% from 4.80% in 2014.

Table 2—Yields on Average Interest‑Earning Assets and Rates on Average Interest‑Bearing Liabilities

	Year Ended December 31,
	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$4,741,294	$182,083	3.84%	$3,785,243	$151,329	4.00%	$3,151,482	$131,461	4.17%
Acquired loans, net of acquired ALLL(2)	1,604,740	124,975	7.79%	1,998,104	162,309	8.12%	2,500,882	186,655	7.46%
Loans held for sale	41,073	1,403	3.42%	54,787	1,936	3.53%	38,745	1,766	4.56%
Investment securities:
Taxable	857,288	18,025	2.10%	724,080	16,110	2.22%	667,033	15,758	2.36%
Tax‑exempt	123,628	3,884	3.14%	138,606	4,300	3.10%	146,700	4,589	3.13%
Federal funds sold and securities purchased under agreements to resell and time deposits	406,925	2,793	0.69%	524,645	2,117	0.40%	364,076	1,793	0.49%
Total interest‑earning assets	7,774,948	333,163	4.29%	7,225,465	338,101	4.68%	6,868,918	342,022	4.98%
Noninterest‑earning assets:
Cash and due from banks	172,686			194,381			193,993
FDIC receivable for loss share agreements	1,294			12,890			52,161
Other real estate owned	24,064			35,725			55,084
Other assets	782,030			768,822			803,315
Allowance for loan losses	(36,351)			(34,602)			(35,034)
Total noninterest‑earning assets	943,723			977,216			1,069,519
Total assets	$8,718,671			$8,202,681			$7,938,437
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$3,329,415	$2,655	0.08%	$3,077,561	$2,777	0.09%	$2,894,137	$3,295	0.11%
Savings deposits	775,967	472	0.06%	694,071	444	0.06%	663,659	488	0.07%
Certificates and other time deposits	977,468	2,676	0.27%	1,161,604	4,123	0.35%	1,381,049	5,518	0.40%
Federal funds purchased and securities sold under agreements to repurchase	320,901	574	0.18%	291,428	395	0.14%	253,948	357	0.14%
Other borrowings	55,253	1,940	3.51%	55,817	2,589	4.64%	101,195	6,004	5.93%
Total interest‑bearing liabilities	5,459,004	8,317	0.15%	5,280,481	10,328	0.20%	5,293,988	15,662	0.30%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	2,096,929			1,838,562			1,604,421
Other liabilities	58,647			55,015			71,865
Total noninterest‑bearing liabilities	2,155,576			1,893,577			1,676,286
Shareholders’ equity	1,104,091			1,028,623			968,163
Total noninterest‑bearing liabilities and shareholders’ equity	3,259,667			2,922,200			2,644,449
Total liabilities and shareholders’ equity	$8,718,671			$8,202,681			$7,938,437
Net interest spread			4.14%			4.48%			4.68%
Impact of interest free funds			0.04%			0.06%			0.07%
Net interest margin (non‑taxable equivalent)			4.18%			4.54%			4.75%
Net interest margin (taxable equivalent)			4.22%			4.58%			4.80%
Net interest income		$324,846			$327,773			$326,360

(1)	Nonaccrual loans are included in the above analysis.
(2)	ALLL is an abbreviation for the allowance for loan losses.

Table 3—Volume and Rate Variance Analysis

	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$38,222	$(7,468)	$30,754	$26,437	$(6,569)	$19,868
Acquired loans, net of acquired ALLL(4)	(31,954)	(5,380)	(37,334)	(37,525)	13,179	(24,346)
Loans held for sale	(485)	(48)	(533)	731	(561)	170
Investment securities:
Taxable	2,964	(1,049)	1,915	1,348	(996)	352
Tax exempt(3)	(465)	49	(416)	(253)	(36)	(289)
Federal funds sold and securities purchased under agreements to resell and time deposits	(475)	1,151	676	791	(467)	324
Total interest income	7,807	(12,745)	(4,938)	(8,471)	4,550	(3,921)
Interest expense on:
Deposits
Transaction and money market accounts	227	(349)	(122)	209	(727)	(518)
Savings deposits	52	(24)	28	22	(66)	(44)
Certificates and other time deposits	(654)	(793)	(1,447)	(877)	(518)	(1,395)
Federal funds purchased and securities sold under agreements to repurchase	(26)	205	179	53	(15)	38
Other borrowings	(26)	(623)	(649)	(2,692)	(723)	(3,415)
Total interest expense	(427)	(1,584)	(2,011)	(3,285)	(2,049)	(5,334)
Net interest income	$8,234	$(11,161)	$(2,927)	$(5,186)	$6,599	$1,413

(1)	The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable‑equivalent basis in the above analysis.
(4)	ALLL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2016, 2015, and 2014, noninterest income comprised 28.6%, 26.1%, and 22.5%, respectively, of total net interest income and noninterest income.

Table 4—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Fees on deposit accounts	$82,897	$74,479	$69,291
Mortgage banking income	20,547	21,761	16,170
Trust and investment services income	19,764	20,117	18,344
Securities gains (losses), net	122	—	(2)
Other-than-temporary impairment losses	—	(489)	—
Amortization of FDIC indemnification asset	(5,902)	(8,587)	(21,895)
Recoveries on Acquired Loans	6,465	2,974	6,176
Other	6,437	5,300	6,612
Total noninterest income	$130,330	$115,555	$94,696

Noninterest income increased 12.8% for the year ended December 31, 2016 compared to 2015 resulting from the following:

•

Fees on deposit accounts increased $8.4 million, or 11.3%, which was a result of increased total deposits of $234.0 million both from organic growth and from the purchase of 13 branches from BOA during the third quarter of 2015.

•

Recoveries on acquired loans increased $3.5 million, or 117.4%, as a result of no longer sharing any recoveries with the FDIC under loss share agreements which were terminated in the second quarter of 2016.

•

Amortization of the FDIC indemnification asset decreased by $2.7 million. This decrease was driven by the early termination of the FDIC loss share agreements during the second quarter of the 2016 which resulted in no amortization being recorded in the third and fourth quarters of 2016.

•	Mortgage banking income declined by $1.2 million, or 5.5%, driven primarily from losses related to the valuation and hedging activities around mortgage servicing rights; and
•

Other noninterest income increased $1.1 million, or 21.5%, which was driven primarily by the positive resolution of an acquired credit impaired loan totaling $1.1 million during the second quarter of 2016.

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

•	Trust and investment services income increased 9.7%, driven primarily by the growth in assets under management which now total approximately $4.0 billion.
•	Other noninterest income declined 35.3%, driven primarily by reduced recoveries from acquired credit impaired loans.
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

Noninterest expense represents the largest expense category for our company.  During 2016, we continued to emphasize careful controls around our noninterest expense, while also working through the Southeastern Banking Financials Corporation merger and growth for support of the $10.0 billion asset threshold.  With that, our expenses increased $7.2 million from 2015, of which $5.0 million was a result of merger related expenses.

Table 5—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Salaries and employee benefits	$164,663	$161,304	$158,432
Net occupancy expense	21,712	21,105	22,459
Information services expense	20,549	17,810	15,844
Furniture and equipment expense	12,403	11,233	13,271
OREO expense and loan related	6,307	9,595	11,833
Bankcard expense	11,723	9,320	8,563
Amortization of intangibles	7,577	8,324	8,320
Branch consolidation / acquisition related expense	3,079	6,945	—
Supplies, printing and postage expense	6,279	5,919	6,937
Professional fees	6,702	5,533	4,960
FDIC assessment and other regulatory charges	3,896	4,714	5,432
Advertising and marketing	3,092	3,838	4,156
Merger related expense	5,002	—	23,940
Other	21,331	21,449	18,891
Total noninterest expense	$294,315	$287,089	$303,038

Noninterest expense increased 2.5% for the year ended December 31, 2016 compared to 2015 resulting from the following:

•

Salaries and employee benefits expense increased by $3.4 million, or 2.1%. The increase was mainly attributable to higher costs related to our self-funded medical plan, merit increases and the hiring of staff to support crossing the $10.0 billion in asset threshold.

•	Merger related expense increased $5.0 million as a result of the merger with Southeastern Banking Financial Corporation, announced during second quarter of 2016.

•

Information services expense increased $2.7 million in 2016 compared to expenses in 2015 due primarily to additional costs related to branch acquisitions from Bank of America and to costs related to the preparation for exceeding $10.0 billion in assets.

•

Bankcard expense increased by $2.4 million in 2016 compared to expense in 2015. That increase is attributable to our growth in deposit transactions accounts both organically and through the branch acquisitions from Bank of America in the third quarter of 2015 and through the cost of the issuance of chip cards in 2016.

•

Furniture and equipment expense increased $1.2 million, due primarily to the branch acquisitions from Bank of America during the third quarter of 2015 and the replacement of furniture and equipment in certain locations.

•

OREO expense and troubled loan related expense declined $3.3 million, or 34.3%, due to lower OREO balances and lower costs related to troubled assets. Total nonperforming assets declined by $3.9 million or 9.2% from December 31, 2015 to $38.6 million at December 31, 2016.

•

Branch consolidation / acquisition related expense declined $3.9 million during 2016 from 2015.  The 2016 expense was mainly related to our branch consolidation project and the 2015 expense was primarily related to the 13 branches acquired from BOA.

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

•	FDIC assessment and other regulatory charges declined 13.2% due to improved ratings and an overall improved balance sheet.
•	Non-recurring costs decreased by $17.0 million, or 71%, in 2015 which was comprised of branch consolidation and acquisition expense compared to 2014 which comprised merger and branding related cost.

Income Tax Expense

Our effective tax rate increased to 34.25% at December 31, 2016, compared to 33.85% at December 31, 2015.  The higher effective tax rate was mainly attributable an increase in permanent differences due to $2.0 million in merger related expense from the Southeastern Banking Financial Corporation transaction in 2016 that is not tax deductible.

Investment Securities

We use investment securities, the second largest category of interest‑earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The expected average life of the investment portfolio at December 31, 2016 was approximately 3.94 years, compared with 3.59 years at December 31, 2015. For the year ended December 31, 2016, average investment securities were $980.9 million, or 12.6% of average earning assets, compared with $862.7 million, or 11.9% of average earning assets for the year ended December 31, 2015. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

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

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Held‑to‑maturity (amortized cost):
State and municipal obligations	$6,094	$9,314	$9,659	$12,426	$15,440
Total held‑to‑maturity	6,094	9,314	9,659	12,426	15,440
Available‑for‑sale (fair value):
Government‑sponsored entities debt	84,642	162,507	148,197	142,994	88,518
State and municipal obligations	107,402	131,364	137,581	140,651	152,799
GSE mortgage‑backed securities	803,577	711,849	517,946	499,479	293,187
Corporate stocks	3,784	3,821	3,042	3,667	379
Total available‑for‑sale	999,405	1,009,541	806,766	786,791	534,883
Total other investments	9,482	8,893	10,518	13,386	9,768
Total investment securities	$1,014,981	$1,027,748	$826,943	$812,603	$560,091

During 2016, total investment securities decreased $12.8 million, or 1.2%, from December 31, 2015. The decrease in the investment portfolio was primarily the result of a decline in the unrealized gain (loss) of $6.9 million and net amortization of premiums of $5.4 million during 2016.   Maturities, calls, and paydowns of investment securities totaled $386.8 million which was basically offset by purchase of $386.5 million in investment securities during 2016.  The decrease in held‑to‑maturity (“HTM”) securities was the result of called state and municipal tax‑exempt securities during 2016. These are generally longer‑maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available‑for‑sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2016, the fair value of the total investment securities portfolio (including HTM) was $2.9 million, or 0.3%, below its amortized cost basis. Comparable valuations at December 31, 2015 reflected a total investment portfolio fair value that was $4.6 million, or 0.4%, above its amortized cost basis.

Held‑to‑maturity

HTM securities consist solely of some of our tax‑exempt state and municipal securities. The following are highlights:

•	Total HTM securities decreased $3.2 million from the balance at December 31, 2015.
•	The balance of HTM securities represented 0.1% of total assets at December 31, 2016 and 2015.
•

Interest earned amounted to $301,000, a decrease of $72,000, or 19.4%, from $373,000 in 2015. The average balance of the HTM portfolio decreased by $1.8 million during 2016, as compared to the average during 2015. The overall yield on the HTM portfolio increased by nine basis points from 2015 and increased by eight basis point from 2014 attributable to called securities that were purchased in lower interest rate environments.

The expected average life of the held to maturity portfolio was 0.89 years and 1.49 years at December 31, 2016 and 2015, respectively.

Available for sale

Securities available for sale consist mainly of debentures of government‑sponsored entities, state and municipal bonds, and mortgage‑backed securities. At December 31, 2016, investment securities with a fair value and amortized cost of $999.4 million were classified as available for sale. The adjustment for unrealized losses of $2.8 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available‑for‑sale securities:

•

Total securities available for sale decreased $10.1 million, or 1.0%, from the balance at December 31, 2015, primarily the result of a decline in the unrealized gain (loss) of $6.9 million and net amortization of premiums of $5.4 million during 2016.   Maturities, calls, and paydowns of securities available for sale totaled $383.6 million which was basically offset by purchases of $385.8 million 2016.

•	The balance of securities available for sale represented 11.2% of total assets at December 31, 2016 and 11.8% of total assets at December 31, 2015.
•

Interest income earned in 2016 amounted to $21.2 million, an increase of $1.6 million, or 8.0%, from $19.6 million in the comparable year of 2015. The increase in interest earned reflected a $119.7 million increase in the average balances of securities available for sale, partially offset by a four basis point decrease in the yield on available for sale securities, reflecting the ongoing low interest rate environment throughout 2016.

At December 31, 2016, we had 129 securities available for sale in an unrealized loss position, which totaled $8.6 million. During the latter half of 2016, U.S. intermediate-term to longer-term rates increased during the year as the yield curve steepened and credit spreads widened. See Note 3—Investment Securities in the consolidated financial statements for additional information.

Investment securities in an unrealized loss position as of December 31, 2016 continue to perform as scheduled. We have the intent to hold all securities within the portfolio until their maturity or until their value recovers and it is more‑likely‑than‑not that we will not be required to sell the debt securities. Therefore, we do not consider these investments to be other‑than‑temporarily impaired at December 31, 2016. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other‑than‑temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities primarily include our investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock, with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2016, the investment in FHLB stock represented approximately $7.8 million, or 0.09% of total assets.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(7)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held‑to‑maturity
State and municipal obligations(2)(3)	$2,779	6.05%	$1,872	5.92%	$1,443	5.86%	$—	—%	$6,094	5.97%
Total held‑to‑maturity	2,779	6.05%	1,872	5.92%	1,443	5.86%	—	—%	6,094	5.97%
Available‑for‑sale
Government‑sponsored entities debt(4)	—	—%	69,860	1.44%	14,782	2.26%	—	—%	84,642	1.58%
State and municipal obligations(2)(3)	6,709	3.88%	20,444	4.36%	32,292	4.51%	47,957	4.90%	107,402	4.62%
Mortgage‑backed securities(5)	—	—%	6,010	2.69%	142,937	2.35%	654,630	2.22%	803,577	2.24%
Corporate stocks(1)	—	—%	—	—%	—	—%	3,784	6.63%	3,784	6.63%
Total available‑for‑sale	6,709	3.88%	96,314	2.14%	190,011	2.71%	706,371	2.42%	999,405	2.46%
Total other investments(1)	—	—%	—	—%	—	—%	9,482	3.84%	9,482	3.84%
Total investment securities(6)	$9,488	4.51%	$98,186	2.21%	$191,454	2.73%	$715,853	2.44%	$1,014,981	2.49%
Percent of total	1%		10%		19%		70%
Cumulative percent of total	1%		11%		30%		100%

(1)	FHLB and other corporate stocks have no set maturity date and are classified in “Due after 10 Years.”
(2)	Yields on tax‑exempt income have been presented on a taxable‑equivalent basis in the above table.
(3)	The expected average life for state and municipal obligations is 3.0 years; 0.89 years for held‑to‑maturity and 3.12 years for available‑for‑sale.
(4)	The expected average life for government sponsored entities debt securities is 1.19 years.

(5)	The expected average life for mortgage‑backed securities is 4.36 years.
(6)	The expected average life for the total investment securities portfolio is 3.94 years (not including FHLB and corporate stock with no maturity date).
(7)	For available‑for‑sale securities, this total equals total fair value; for held‑to‑maturity securities, this total equals amortized cost.

Loan Portfolio

Our loan portfolio remains our largest category of interest‑earning assets. At December 31, 2016, total loans were $6.7 billion, which was an overall increase of $675.8 million from the balance at the end of 2015. Non‑acquired loan growth of $1.0 billion, or 24.2%, for the year was partially offset by a $344.5 million, or 19.3%, decrease in acquired loans. An 18.1% increase in consumer real estate loans, a 46.5% increase in commercial non‑owner occupied real estate loans, a 44.4% increase in construction/land development, a 14.0% increase in commercial owner occupied real estate loans, a 39.1% increase in consumer loans, a 1.4% increase in other income producing property and a 33.3% increase in commercial and industrial loans contributed to the non‑acquired loan growth for the year ended December 31, 2016. Average loans outstanding during 2016 were $6.3 billion, an increase of $562.7 million, or 9.7%, over the 2015 average of $5.8 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

The following table presents a summary of the non‑acquired loan portfolio by type:

Table 8—Distribution of Non‑Acquired Loans by Type

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real estate:
Commercial non‑owner occupied(1)	$1,295,179	$889,756	$697,811	$591,122	$563,491
Consumer(2)	1,580,839	1,338,239	1,070,712	805,309	689,787
Commercial owner occupied real estate	1,177,745	1,033,398	907,913	833,513	784,152
Commercial and industrial	671,398	503,808	405,923	321,824	279,763
Other income producing property	178,238	175,848	150,928	143,204	133,713
Consumer	324,238	233,104	189,317	136,410	86,934
Other loans	13,404	46,573	45,222	33,834	33,163
Total non‑acquired loans	$5,241,041	$4,220,726	$3,467,826	$2,865,216	$2,571,003

(1)	Includes $580.1 million, $402.0 million, $364.2 million, $300.0 million, and $273.4 million of construction and land development loans at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.
(2)	Includes owner occupied real estate.

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

Table 9—Distribution of Acquired Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial loans greater than or equal to $1 million	$8,617	$12,628	$15,813	$24,109	$39,661
Commercial real estate	210,204	255,430	325,109	439,785	372,924
Commercial real estate—construction and development	44,373	54,272	65,262	114,126	130,451
Residential real estate	258,100	313,319	390,244	481,247	354,718
Consumer	59,300	70,734	85,449	103,998	15,685
Commercial and industrial	25,347	31,193	44,804	68,862	72,718
Single pay	—	—	86	129	456
Total acquired credit impaired loans	$605,941	$737,576	$926,767	$1,232,256	$986,613

Acquired loans that are not credit impaired and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310‑20. The following table presents the acquired non‑credit impaired loans by type:

Table 10—Distribution of Acquired Non‑Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real estate:
Commercial non‑owner occupied(1)	$44,718	$53,952	$73,575	$116,994	$3,716
Consumer(2)	569,149	709,075	881,324	1,009,631	36,139
Commercial owner occupied real estate	27,195	39,220	62,065	73,714	12,141
Commercial and industrial	13,641	25,475	41,130	58,773	17,531
Other income producing property	39,342	51,169	65,139	74,566	3,688
Consumer	142,654	170,647	204,766	267,257	—
Total acquired non‑credit impaired loans	$836,699	$1,049,538	$1,327,999	$1,600,935	$73,215

(1)	Includes $10.1 million, $13.8 million, $24.1 million, $58.4 million, and $839,000 of construction and land development loans at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.
(2)	Includes owner occupied real estate.

Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2016 compared to December 31, 2015:

•	Acquired loans were $1.4 billion, or 21.6% of total loans at December 31, 2016.
•

Non‑acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $2.9 billion and comprised 43.0% of the total loan portfolio. This was an increase of $648.0 million, or 29.1%, over December 31, 2015.

•	Non‑acquired loans secured by commercial real estate, excluding commercial owner occupied loans, increased by $405.4 million, or 45.6%.
•	Non‑acquired loans secured by consumer real estate grew by $242.6 million, or 18.1%.
•	Commercial owner occupied real estate loans grew $144.3 million, or 14.0%, from 2015. The balance represented 17.6 % of total loans at December 31, 2016.

Loan interest income was $308.5 million in 2016, a decrease of $7.1 million, or 2.3%, over 2015 loan interest income of $315.6 million. The decrease was the result of the 19.7% decline in the average balance of the acquired loan portfolio, along with a lower yield on both the average acquired loan portfolio and the average non-acquired loan portfolio partially offset by a $956.1 million or 25.3% increase in the average non-acquired loan portfolio.  The 2016 average acquired loan portfolio yield was lower at 7.79%, compared to 8.12% in 2015, the average non-acquired loan portfolio yield in 2016 of 3.84% was lower, compared to 4.00% in 2015.  The yield on the non-acquired and acquired loan portfolios both declined as a result of the continued low interest rate environment during 2016.  The yield of acquired loans also declined due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.  Interest income for 2015 was 1.3% lower than the 2014 income of $319.9 million. The average loan yield of the non‑acquired loan portfolio in 2015 was 17 basis points lower than the 2014 yield of 4.17%. The average loan yield of the acquired loan portfolio in 2015 was 66 basis points higher than the 2014 yield of 7.46%.

Non‑acquired loans secured by commercial real estate were comprised of $580.1 million in construction and land development loans and $714.7 million in commercial non‑owner occupied loans at December 31, 2016. At December 31, 2015, we had $402.0 million in construction and land development loans and $487.8 million in commercial non‑owner occupied loans. Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.

Non‑acquired loans secured by consumer real estate comprised of $1.2 billion in consumer owner occupied loans and $383.2 million in home equity loans at December 31, 2016. At December 31, 2015, we had $1.0 billion in consumer owner occupied loans and $319.3 million in home equity loans.

The table below shows the contractual maturity of the non‑acquired loan portfolio at December 31, 2016.

Table 11—Maturity Distribution of Non‑acquired Loans

December 31, 2016		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$1,295,179	$107,948	$622,287	$564,944
Consumer	1,580,839	61,576	170,926	1,348,337
Commercial owner occupied real estate	1,177,745	109,443	513,403	554,899
Commercial and industrial	671,398	180,531	361,084	129,783
Other income producing property	178,238	25,237	127,540	25,461
Consumer	324,238	20,860	142,534	160,844
Other loans	13,404	13,404	—	—
Total non‑acquired loans	$5,241,041	$518,999	$1,937,774	$2,784,268

At December 31, 2016 and 2015 our non‑acquired commercial non owner‑occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $840.3 million and $583.2 million, respectively. The adjustable interest rate loan balance in this loan category was $346.9 million and $206.8 million, respectively. The non‑acquired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $1.0 billion and $832.3 million, respectively. The adjustable interest rate loan balance in this loan category was $43.3 million and $78.4 million, respectively. The non‑acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $415.7 million and $277.5 million, respectively. The adjustable interest rate loan balance in this loan category was $75.1 million and $71.3 million, respectively.

The table below shows the contractual maturity of the acquired non‑credit impaired loan portfolio at December 31, 2016.

Table 12—Maturity Distribution of Acquired Non‑credit Impaired Loans

December 31, 2016		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$44,718	$2,249	$27,456	$15,013
Consumer	569,149	10,929	47,275	510,945
Commercial owner occupied real estate	27,195	5,733	13,196	8,266
Commercial and industrial	13,641	9,046	2,050	2,545
Other income producing property	39,342	425	1,548	37,369
Consumer	142,654	384	7,963	134,307
Total acquired non‑credit impaired loans	$836,699	$28,766	$99,488	$708,445

The table below shows the contractual maturity of the acquired credit impaired loan portfolio at December 31, 2016.

Table 13—Maturity Distribution of Acquired Credit Impaired Loans

December 31, 2016		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Commercial loans greater than or equal to $1 million	$8,617	$3,059	$4,146	$1,412
Commercial real estate	210,204	49,775	105,932	54,497
Commercial real estate—construction and development	44,373	15,077	24,912	4,384
Residential real estate	258,100	36,574	78,702	142,824
Consumer	59,300	1,205	4,053	54,042
Commercial and industrial	25,347	11,750	9,077	4,520
Single pay	—	—	—	—
Total acquired credit impaired loans	$605,941	$117,440	$226,822	$261,679

Nonaccrual Loans

We place non‑acquired loans and acquired non-credit impaired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due.  Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310‑40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2016 and 2015, total TDRs were $12.1 million and $13.1 million, respectively, of which $10.2 million were accruing restructured loans at December 31, 2016, compared to $10.4 million at December 31, 2015. The Company does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 14—Nonperforming Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Non-acquired:
Nonaccrual loans	$12,485	$15,785	$18,569	$31,333	$48,387
Accruing loans past due 90 days or more	281	300	522	258	500
Restructured loans	1,979	2,662	9,425	10,690	13,151
Total nonperforming loans	14,745	18,747	28,516	42,281	62,038
Other real estate owned (“OREO”)(2)	3,927	8,705	7,947	13,456	19,069
Other nonperforming assets(3)	71	78	—	—	—
Total nonperforming assets excluding acquired assets	18,743	27,530	36,463	55,737	81,107
Acquired non-credit impaired:
Nonaccrual loans	4,728	3,764	7,538	—	—
Accruing loans past due 90 days or more	106	53	108	—	—
Total acquired nonperforming loans	4,834	3,817	7,646	—	—
Acquired OREO and other nonperforming assets:
Acquired covered OREO	—	5,751	16,227	27,520	34,257
Acquired non‑covered OREO	14,389	16,098	18,552	23,942	13,179
Other acquired nonperforming assets(3)	637	546	694	943	44
Total acquired nonperforming assets(1)	15,026	22,395	35,473	52,405	47,480
Total nonperforming assets	$38,603	$53,742	$79,582	$108,142	$128,587
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.36%	0.65%	1.05%	1.94%	3.13%
Total nonperforming assets as a percentage of total assets	0.21%	0.32%	0.47%	0.70%	1.58%
Nonperforming loans as a percentage of period end loans(4)	0.28%	0.44%	0.82%	1.48%	2.41%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.58%	0.89%	1.38%	1.88%	3.46%
Total nonperforming assets as a percentage of total assets	0.43%	0.63%	1.02%	1.36%	2.50%
Nonperforming loans as a percentage of period end loans(4)	0.29%	0.38%	0.63%	0.74%	1.70%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $14.8 million, $18.8 million, $48.5 million, $82.1 million, and $76.1 million as of December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310‑30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies in the consolidated financial statements.)

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

Excluding the acquired loans, total nonperforming loans were $14.7 million, or 0.28% of total loans, a decrease of $4.0 million, or 21.3%, from December 31, 2015. The decrease in nonperforming loans was driven by a decrease in commercial and consumer nonaccrual loans, as well as a decrease in restructured loans.

Nonperforming loans and restructured loans decreased by approximately $265,000 during the fourth quarter of 2016 from the level at September 30, 2016. This was primarily in the commercial and restructured loan categories, partially offset by an increase in consumer. The top 10 nonaccrual loans at December 31, 2016 totaled $3.9 million and consisted of one loan located along the coastal region (Beaufort to Myrtle Beach), three in the Low Country region (Orangeburg), one in the Charlotte region, 3 in the Upstate region (Greenville), and two in the Central region (Columbia). These loans comprise 20.4% of total nonaccrual loans at December 31, 2016 and all are real estate collateral dependent. The Company currently holds specific reserves of $164,000 on one of these ten loans. Of our nonperforming loan balance of $14.7 million at December 31, 2016, 24% in coastal markets and 76% are inland.

At December 31, 2016, non‑acquired OREO decreased by $4.8 million from the balance at December 31, 2015 to $3.9 million. At December 31, 2016, non‑acquired OREO consisted of 27 properties with an average value of $145,000, a decrease of $48,000 from December 31, 2015, when we had 45 properties. In the fourth quarter of 2016, we added 7 properties with an aggregate value of $830,000 into non‑acquired OREO, and we sold 8 properties with a basis of $3.2 million in that same quarter. We recorded a net loss of $34,000 on the properties sold during the quarter. We also wrote down properties during the fourth quarter by $279,000. Our non‑acquired OREO balance of $3.9 million at December 31, 2016 is comprised of 26% in the Low Country region (Orangeburg), 13% in the Coastal region (Beaufort to Myrtle Beach), 50% in the Central region (Columbia), and 11% in the Upstate region (Greenville).

Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned (“OREO”) under Critical Accounting Policies and Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company’s OREO policies.)

Potential Problem Loans

Potential problem loans (excluding all acquired loans), which are not included in nonperforming loans, amounted to approximately $8.8 million, or 0.17% of total non‑acquired loans outstanding at December 31, 2016, compared to $6.3 million, or 0.15% of total non-acquired loans outstanding at December 31, 2015. Potential problem loans related to acquired non‑credit impaired loans totaled $2.0 million, or 0.24%, of total acquired non‑credit impaired loans at December 31, 2016, compared to $8.4 million, or 0.80% of total acquired non-credit impaired loans at December 31, 2015. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

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

The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside and internal credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

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

The following tables provide the allocation for the non‑acquired and acquired credit impaired allowance for loan losses. At December 31, 2016, there was no allowance recognized for acquired non‑credit impaired loan losses.

Table 15—Allocation of the Allowance for Non‑Acquired Loan Losses

	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non‑owner occupied	$9,071	24.7%	$7,684	21.1%	$8,820	20.1%	$10,466	20.6%	$15,757	21.9%
Consumer owner occupied	11,031	30.2%	10,141	31.7%	9,695	30.9%	8,851	28.1%	10,194	26.8%
Commercial owner occupied real estate	8,022	22.5%	8,341	24.5%	8,415	26.2%	7,767	29.1%	8,743	30.5%
Commercial and industrial	4,842	12.8%	3,974	11.9%	3,561	11.7%	3,592	11.2%	4,939	10.9%
Other income producing property	1,542	3.4%	1,963	4.2%	2,232	4.4%	2,509	5.0%	3,747	5.2%
Consumer	2,350	6.2%	1,694	5.5%	1,367	5.5%	937	4.8%	781	3.4%
Other loans	102	0.2%	293	1.1%	449	1.2%	209	1.2%	217	1.3%
Total	$36,960	100.0%	$34,090	100.0%	$34,539	100.0%	$34,331	100.0%	$44,378	100.0%

*Loan carrying value in each category, expressed as a percentage of total non‑acquired loans

Table 16—Allocation of the Allowance for Acquired Credit Impaired Loan Losses

	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial loans greater than or equal to $1 million—CBT	$—	1.4%	$—	1.7%	$135	1.7%	$303	2.0%	$5,337	4.0%
Commercial real estate	41	34.7%	56	34.6%	1,444	35.1%	1,816	35.7%	1,517	37.8%
Commercial real estate—construction and development	139	7.3%	177	7.4%	336	7.0%	2,244	9.3%	1,628	13.2%
Residential real estate	2,419	42.6%	2,986	42.5%	4,387	42.1%	5,132	39.1%	4,207	36.0%
Consumer	558	9.8%	313	9.6%	275	9.2%	538	8.4%	96	1.6%
Commercial and industrial	238	4.2%	174	4.2%	718	4.9%	1,481	5.5%	4,139	7.4%
Single pay	—	—%	—	—%	70	—%	104	—%	294	—%
Total	$3,395	100.0%	$3,706	100.0%	$7,365	100.0%	$11,618	100.0%	$17,218	100.0%

*Loan carrying value in each category, expressed as a percentage of total acquired credit impaired loans

The following table presents changes in the allowance for loan losses on non‑acquired loans for the five years at December 31:

Table 17—Summary of Non‑Acquired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses at January 1	$34,090	$34,539	$34,331	$44,378	$49,367
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(270)	(375)	(679)	(5,316)	(10,802)
Consumer	(1,034)	(921)	(1,382)	(2,681)	(3,244)
Commercial owner occupied real estate	(118)	(851)	(531)	(2,695)	(2,781)
Commercial and industrial	(876)	(357)	(1,114)	(1,329)	(2,033)
Other income producing property	(7)	(102)	(309)	(816)	(924)
Consumer*	(3,597)	(3,574)	(3,501)	(2,452)	(2,146)
Other loans	—	—	—	—	—
Total charge‑offs	(5,902)	(6,180)	(7,516)	(15,289)	(21,930)
Recoveries:
Real estate:
Commercial non‑owner occupied	1,424	443	811	1,748	1,710
Consumer	433	387	340	861	724
Commercial owner occupied real estate	54	31	95	41	5
Commercial and industrial	292	844	264	514	228
Other income producing property	87	85	191	224	361
Consumer*	943	1,011	873	836	728
Other loans	—	—	—	—	—
Total recoveries	3,233	2,801	2,574	4,224	3,756
Net charge‑offs	(2,669)	(3,379)	(4,942)	(11,065)	(18,174)
Provision for loan losses	5,539	2,930	5,150	1,018	13,185
Allowance for loan losses at December 31	$36,960	$34,090	$34,539	$34,331	$44,378
Average loans, net of unearned income**	$4,741,294	$3,785,243	$3,151,482	$2,677,450	$2,484,751
Ratio of net charge‑offs to average loans, net of unearned income*	0.06%	0.09%	0.16%	0.41%	0.73%
Allowance for loan losses as a percentage of total non‑acquired loans	0.71%	0.81%	1.00%	1.20%	1.73%

*Net charge‑offs at December 31, 2016, 2015, 2014, 2013, and 2012 include automated overdraft protection (“AOP”) principal net charge‑offs of $1.8 million, $1.6 million, $1.3 million, $947,000, and $813,000, respectively, and insufficient fund (“NSF”) principal net charge‑offs of $335,000, $441,000, $763,000, $119,000, and $251,000, respectively, that are included in the consumer classification above.

**Non‑acquired average loans, net of unearned income does not include loans held for sale.

The increase in non‑acquired provision for loan losses in 2016 was primarily due to larger loan growth and increases in certain loan types during the period that require higher reserves.  Non‑acquired loans grew by more than $1.0 billion, or 24.2%, in 2016.  The following provides highlights for the years ended December 31, 2016 and 2015:

•	Total net charge‑offs decreased $710,000, or 21.0%, for the year ended December 31, 2016 compared to a $1.6 million, or 31.6%, decrease for the comparable year in 2015.
•	Gross charge‑offs declined from the 2015 levels by $278,000, or 4.5%, and recoveries improved by $432,000, or 15.4%.
•

The decrease in net charge‑offs between December 31, 2015 and December 31, 2016 was largely in commercial non‑owner occupied real estate by $1.1 million, commercial owner occupied real estate by $756,000, and other income producing property by $97,000. These declines were partially offset by the following increases in net charge‑offs: commercial and industrial by $1.1 million, consumer real estate by $67,000, and consumer by $91,000.

•	During the fourth quarter of 2016, the ratio of net charge‑offs to average loans were 0.05% up from 0.03% during the third quarter of 2016 and down from 0.14% in the fourth quarter of 2015.

We have seen noted improvement in the economy and business activity throughout our markets during 2016, and expect this trend to continue in 2017.  Excluding acquired loans, non‑acquired non‑accrual loans decreased by $3.3 million during 2016 compared to 2015.  The ratio of the ALLL to cover these non‑acquired nonaccrual loans increased from 182% at December 31, 2015 to 250.7% at December 31, 2016.

The ALLL increased for the fourth quarter of 2016 compared to the fourth quarter of 2015 due primarily to loan growth and increases in certain loan types during the period that require higher reserves. On a general basis, we consider three‑year historical loss rates on the entire loan portfolio, unless circumstances within a portfolio loan type requires the use of an alternate historical loss rate to better capture the risk within the portfolio. We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.

The three‑year historical loss rate average on an overall basis decreased from December 31, 2015 due to the removal of much higher historical loss rates in our rolling averages being replaced with recent lower historical loss rates.  This resulted in a decrease of 8 basis points in the ALLL during 2016. Compared to the third quarter of 2016, the decrease was one basis point.

Economic risk declined by three basis points at the end of 2016 as compared to 2015. A decrease of two basis points was reflected in the real estate exposure factor and a decrease of one basis point was reflected in the unemployment factor. Compared to the third quarter of 2016, we  adjusted the economic risk factors downward by one basis point.

Model risk decreased one basis point compared to December 31, 2015, and was adjusted based upon our experience with the current model which is a more automated solution.  This risk comes from the fact that our ALLL model is not all‑inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Our model has been reviewed by management, the audit committee, and the bank’s primary regulators (including the FDIC and the SCBFI), and we believe it adequately addresses the various inherent risks in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans and classified assets, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We increased the overall operational risk by three basis points during 2016 compared to December 31, 2015, due primarily to the size and concentrations of new loan originations experienced in 2016. Each of these factors were increased by one basis point.

On a specific reserve basis, the allowance for loan losses at December 31, 2016 decreased by approximately $270,000 from December 31, 2015.  The loan balances being evaluated for specific reserves during the year decreased from $30.2 million at December 31, 2015 to $21.2 million at December 31, 2016.

The following table presents changes in the allowance for loan losses on acquired non‑credit impaired loans for the years ended December 31, 2016 and 2015.  Prior to 2015, there was no material activity in the allowance for loan losses for acquired non‑credit impaired loans.

Table 18—Summary of Acquired Non‑Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Allowance for loan losses at January 1	$—	$—
Charge‑offs:
Real estate:
Commercial non‑owner occupied	—	—
Consumer	(428)	(2,022)
Commercial owner occupied real estate	39	—
Commercial and industrial	(66)	(118)
Other income producing property	—	(4)
Consumer	(532)	(643)
Other loans	—	—
Total charge‑offs	(987)	(2,787)
Recoveries:
Real estate:
Commercial non‑owner occupied	4	4
Consumer	211	339
Commercial owner occupied real estate	—	—
Commercial and industrial	9	19
Other income producing property	43	4
Consumer	51	21
Other loans	—	—
Total recoveries	318	387
Net charge‑offs	(669)	(2,400)
Provision for loan losses	669	2,400
Allowance for loan losses at December 31	$—	$—
Average loans, net of unearned income	$943,005	$1,180,723
Ratio of net charge‑offs to average loans, net of unearned income	0.07%	0.20%

The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the five years at December 31.

Table 19—Summary of Acquired Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of the period	$3,706	$7,365	$11,618	$17,218	$23,607
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	—	(43)	(129)	(3,109)	(1,298)
Commercial real estate	1	(456)	(328)	299	199
Commercial real estate—construction and development	—	(68)	(621)	2,347	1,628
Residential real estate	(129)	99	(406)	1,057	(855)
Consumer	533	336	(111)	442	96
Commercial and industrial	183	(118)	(314)	(1,786)	(259)
Single pay	—	(2)	2	(168)	1,001
Total provision for loan losses before benefit attributable to FDIC loss share agreements	588	(252)	(1,907)	(918)	512
Benefit attributable to FDIC loss share agreements:
Commercial loans greater than or equal to $1 million—CBT	—	—	183	2,934	1,233
Commercial real estate	—	459	364	(456)	(30)
Commercial real estate—construction and development	—	74	792	(1,645)	(1,319)
Residential real estate	23	228	571	(520)	813
Consumer	—	(107)	141	(412)	(88)
Commercial and industrial	—	131	371	1,719	264
Single pay	—	1	(2)	166	(951)
Total benefit attributable to FDIC loss share agreements	23	786	2,420	1,786	(78)
Total provision for loan losses charged to operations	611	534	513	868	434
Provision for loan losses recorded through the FDIC loss share receivable	(23)	(786)	(2,420)	(1,786)	78
Reductions due to loan removals:
Commercial loans greater than or equal to $1 million—CBT	—	(92)	(39)	(1,925)	(5,782)
Commercial real estate	(16)	(932)	(44)	—	—
Commercial real estate—construction and development	(38)	(91)	(1,285)	(1,731)	—
Residential real estate	(438)	(1,500)	(339)	(132)	(270)
Consumer	(288)	(298)	(153)	—	—
Commercial and industrial	(119)	(426)	(449)	(872)	(166)
Single pay	—	(68)	(37)	(22)	(683)
Total reductions due to loan removals	(899)	(3,407)	(2,346)	(4,682)	(6,901)
Balance, end of the period	$3,395	$3,706	$7,365	$11,618	$17,218

Loss Share

The following table presents the projected total losses compared to the original estimated losses on acquired assets covered under loss share agreements as of December 31, 2016:

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

Our legacy loan portfolio increased by approximately $1.0 billion, or approximately 24.2%, compared to the balance at December 31, 2015. The acquired loan portfolio declined by $344.5 million, or 19.3%, from the balance at December 31, 2015.

Our investment securities portfolio declined $12.8 million compared to the balance at December 31, 2015. The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets, however, during 2016, we had $225.1 million in U.S. government agencies and state and municipal obligations called and $158.5 million in mortgage-backed securities paydowns with the continuing low interest rate environment which led to the decrease in the investment portfolio.  Total cash and cash equivalents was $374.4 million at December 31, 2016 as compared to $695.8 million at December 31, 2015.

At December 31, 2016 and December 31, 2015, the Company had $2.9 million and $18.9 million, respectively, in traditional, out‑of‑market brokered deposits and $57.6 million and $53.3 million, respectively, of reciprocal brokered deposits. Total deposits increased $234.0 million, or 3.3%, from December 31, 2015, to $7.3 billion, resulting from organic growth in non-interest demand deposits of $222.6 million, interest-bearing demand deposits of $72.2 million and savings and money market accounts of $158.5 million.  These increases were offset by a decline in certificates of deposit of $219.8 million.   Other borrowings, comprised mainly of our trust preferred debt, has remained flat from the balance at December 31, 2015. To the extent that we employ other types of non‑deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short‑term investments; asset quality; well‑capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time. We expect that these conditions would generally be of a short‑term nature. Under such circumstances, our bank’s reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2016, our bank had total federal funds credit lines of $471.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short‑term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2016, our bank had $176.3 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of 2016. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2016, our bank had a total FHLB credit facility of $1.3 billion with $123,000 in outstanding advances, $126,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program, and outstanding uses of FHLB letters of credit to secure certain public funds deposits of $5.7 million. We believe that our liquidity position continues to be very adequate and readily available.

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

Our primary management tool and policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of 200 basis points ratably over a 12‑month period.  Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady (“ramping”) change in interest rates of 200 basis points over 12 months.  This most‑relied‑upon simulation also uses a strategy (or dynamic) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level.  As of December 31, 2016, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.4% increase in net interest income as compared with a base case interest rate environment that uses the implied forward rates in the current yield curve.  Even with a recent Fed Funds rate increase, certain key rates in the simulations model (such as federal funds at 0.50 to 0.75%) remain at unprecedented low levels that can decline very little and remain a positive number. Consequently, the simulations in declining‑rate scenarios of large magnitude are viewed by us and many other depository institutions as being remote and not meaningful.  We consider smaller declining rate scenarios in our overall analysis which also illustrate that we are asset sensitive.  So, current simulations indicate that our rate sensitivity is somewhat asset sensitive to the indicated changes in interest rates over a one‑year horizon. Comparatively, as of December 31, 2015, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would result in an approximate 1.6% increase in net interest income—as compared with a base case interest rate environment.

The shape and non‑parallel shifts of the fixed‑income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture.  For example, in our analysis at December 31, 2016, we simulated a curve that flattens with one‑month rates rising by approximately 175 basis points and then all rates beyond that point rising proportionally to a level that is approximately 45 basis points higher than the December 31, 2016 30-year yield. This caused net interest income to increase somewhat from a base case.  This is largely attributable to our position in short‑term assets rising quickly in yield.  A simulation of a curve that steepened, caused by a 200 basis points rise in 30‑year yields, and then sloping downward proportionally to the current one‑month rate, would have a less beneficial but still slightly positive effect on net interest income as deposit rates would rise only modestly and longer‑term loan yields (like mortgages) would increase.

In addition to simulation analysis, we use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates.  This measure assumes no growth or decline in the balance sheet (no management influence) but does assume mortgage‑related prepayments and certain other cash flows occur.  It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses.  The EVE model is essentially a discounted cash flow fair value of all of the Company’s assets, liabilities, and derivatives.  The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity.  At December 31, 2016, the Company’s ratio of EVE‑to‑assets was 17.2% in a current forward rate curve and 18.0% in a hypothetical environment where rates increased by 200 basis points instantaneously.

Deposits

We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios.  Customer deposits are categorized as either noninterest‑bearing deposits or interest‑bearing deposits.  Noninterest‑bearing deposits (or demand deposits) are transaction accounts that provide the Company with “interest‑free” sources of funds.  Interest‑bearing deposits include savings deposit, interest‑bearing transaction accounts, certificates of deposits, and other time deposits. Interest‑bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

During 2016 and 2015, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits). This focus has led to increases in demand deposits, savings deposits and interest‑bearing deposits. This increase in our core deposit balances helped offset the planned decline in certificate of deposit balances, which are a higher cost funds to the bank.

The following table presents total deposits for the five years at December 31:

Table 21—Total Deposits

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Demand deposits	$2,199,046	$1,976,480	$1,639,953	$1,486,445	$982,046
Savings deposits	799,615	735,961	655,132	647,648	341,103
Interest‑bearing demand deposits	3,461,004	3,293,942	2,927,820	2,893,646	1,910,374
Total savings and interest‑bearing demand deposits	4,260,619	4,029,903	3,582,952	3,541,294	2,251,477
Certificates of deposit	872,773	1,092,750	1,237,140	1,525,567	1,064,141
Other time deposits	1,985	1,295	1,000	838	779
Total time deposits	874,758	1,094,045	1,238,140	1,526,405	1,064,920
Total deposits	$7,334,423	$7,100,428	$6,461,045	$6,554,144	$4,298,443

Organic growth in demand deposits, savings deposits and interest-bearing demand deposits drove the increased balance in total deposits at December 31, 2016 compared to 2015, which was partially offset by the reduction in higher cost time deposits. The following are key highlights regarding overall growth in total deposits:

•

Total deposits increased $234.0 million, or 3.3%, for the year ended December 31, 2016, driven largely by the increase in demand deposits, savings deposits and interest-bearing demand deposits. For the year ended December 31, 2015, total deposits increased $639.4 million, or 9.9% from the year ended December 31, 2014, driven largely by the increase in organic growth and the addition of $438.3 million of deposits from the Bank of America branch acquisition.

•	Noninterest‑bearing deposits (demand deposits) increased by $222.6 million, or 11.3%, for the year ended December 31, 2016.
•	Total savings and interest‑bearing demand deposits increased $230.7 million for the year ended December 31, 2016. Savings deposits increased $63.7 million, or 8.6%, money market (Market Rate

Checking) deposits increased $94.8 million, or 6.0%, and other interest‑bearing deposits (NOW, IOLTA, and other) increased $72.2 million, or 4.2%.
•	At December 31, 2016, the ratio of savings, interest‑bearing, and time deposits to total deposits was 70.0%, down slightly from 72.2% at the end of 2015.

The following are key highlights regarding overall growth in average total deposits:

•	Total deposits averaged $7.2 billion in 2016, an increase of 6.0% from 2015.
•	Average interest‑bearing deposits increased by $149.6 million, or 3.0%, in 2016 compared to 2015.
•	Average noninterest‑bearing demand deposits increased by $258.4 million, or 14.1%, in 2016 compared to 2015.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 22—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2016	2015	% Change
Within three months	$30,256	$44,607	-0.32%
After three through six months	9,388	16,848	-0.44%
After six through twelve months	19,784	27,268	-0.27%
After twelve months	24,276	26,172	-0.07%
	$83,704	$114,895	-0.27%

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

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2016, shareholders’ equity was $1.1 billion, an increase of $75.2 million, or 7.1%, from at December 31, 2015. The driving factor for the increase from year‑end was net income. Partially offsetting the increase was the dividend paid to common shareholders of $29.3 million during the year and other comprehensive losses of $4.3 million for the year ended December 31, 2016.  Our equity‑to‑assets ratio increased to 12.75% at December 31, 2016 from 12.38% at December 31, 2015 due to the percentage increase in equity of 7.1% being greater than the percentage increase in total assets of 4.0%.

The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s rule, which took effect in early April 2005, permits bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non‑consolidated securities during 2005, positively impacting Tier I Capital. In November of 2007, we acquired the Scottish Bank and an additional $3.0 million of non‑consolidated junior subordinated debt securities. In December of 2012, we acquired $9.2 million of non‑consolidated junior subordinated debt securities through the Savannah acquisition. In July of 2013, we acquired an additional $46.1 million of non‑consolidated junior subordinated debt securities through the FFHI merger which we redeemed in January of 2015.  (See Note 1—Summary of Significant

Accounting Policies in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

Pursuant to the Basel III capital rules adopted by the bank regulatory agencies in July 2013, financial institutions with less than $15 billion in total assets, such as the Company, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any TRUPs issued after such date.

Table 23—Capital Adequacy Ratios

	December 31,
(In percent)	2016	2015	2014
Common equity Tier 1 risk-based capital *	11.66	11.84	N/A
Tier 1 risk‑based capital	12.43	12.71	13.62
Total risk‑based capital	13.04	13.34	14.43
Tier 1 leverage	9.88	9.31	9.47

*- Ratio was first required to be reported under Basel III in 2015.

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

We pay cash dividends to shareholders from funds provided mainly by dividends received from our Bank. Dividends paid by our bank are subject to certain regulatory restrictions. The approval of the South Carolina Board of Financial Institutions (“SCBFI”) is required to pay dividends that exceeds 100% of net income in any calendar year.  As of December 31, 2016, approximately $73.8 million of the bank’s current year net income was available for distribution to the Company as dividends without prior regulatory approval.   In January 2014, the Bank requested and received approval from the SCBFI to pay a special dividend of $31.4 million to the Company in order to redeem $65.0 million of outstanding preferred stock.  No special dividend approval was needed from the SCBFI during 2015 or 2016.  The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 24—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Dividend payments to common shareholders	$29,285	$23,710	$19,785
Dividend payout ratios	28.91%	23.84%	26.61%

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

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2016 and 2015, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk‑based capital. Based on this criteria, we had three such credit concentrations at December 31, 2016, including loans to religious organizations, loans to lessors of nonresidential buildings (except mini‑warehouses), and loans to lessors of residential buildings. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

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

At December 31, 2016, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $1.7 billion through various types of lending arrangements. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $16.9 million at December 31, 2016. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2016. Long‑term debt obligations totaling $55.4 million include junior subordinated debt. Operating lease obligations of $36.7 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21 of the audited consolidated financial statements. Additional information regarding FDIC loss share agreement is contained in Note 5 of the audited consolidated financial statements.

Table 25—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$55,358	$7	$14	$15	$55,322
Operating lease obligations	36,723	5,009	8,924	7,234	15,556
Total	$92,081	$5,016	$8,938	$7,249	$70,878

*—Represents principal maturities.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

See “Asset‑Liability Management and Market Risk Sensitivity” on page 70 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.  Financial Statements and Supplementary Data.

See Table 1 on page 47 for our unaudited quarterly results of operations and the pages beginning with F‑1 for our audited consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016, in accordance with Rule 13a‑15 of the Securities Exchange Act of 1934 (Exchange Act). We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2016, were effective to provide reasonable assurance regarding our control objectives.

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

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be incorporated herein by reference to the information in the Company’s definitive proxy statement to be filed in connection with the our 2017 Annual Meeting of Shareholders under the caption “Election of Directors,” in the fourth paragraph under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation.

The information required by this item will be incorporated herein by reference to the information in the Company’s definitive proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year‑End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Deferred Compensation Plan,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2016, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	246,535	$42.53	1,273,330
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 1,273,330 number of securities available for future issuance in the table above are a total of 102,322 shares remaining from the authorized total of 363,825 under the Company’s 2002 Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

Other information required by this item will be incorporated herein by reference to the information under the captions “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” in the definitive proxy statement of the Company to be filed in connection with our 2017 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement of the Company to be filed in connection with our 2017 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be incorporated by reference to the information under the caption “Audit and Other Fees” in the definitive proxy statement of the Company to be filed in connection with our 2017 Annual Meeting of Shareholders.

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
2.1

Agreement and Plan of Merger, dated as of June 16, 2016, by and between Southeastern Bank Financial Corporation and South State Corporation (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K filed on June 22, 2016)

3.1

Amended and Restated Articles of Incorporation of South State Corporation, filed October 24, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on October 28, 2014)

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

Exhibit No.	Description of Exhibit
10.2

Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.3

Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.4

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.5

Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.6

Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.7

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

10.8

Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

10.9

Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

10.10

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

10.11*

Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.12*

Second Amended and Restated Employment and Non‑Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.13*

Second Amended and Restated Employment and Non‑Competition Agreement between SCBT Financial Corporation and Joseph E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit
10.28

Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on October 31, 2014)

10.29

Amendment No. 2, dated as of November 5, 2015, executed an amendment to its credit agreement with the Lender, U.S. Bank National Association to extend its $20.0 million unsecured line of credit through November 15, 2015 (incorporated by reference to the information set forth under Item 5.  Other information, of South State Corporation’s Form 10-Q, filed on November 6, 2015.

10.30

Amendment No. 3, dated as of November 16, 2015, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on November 20, 2015)

10.31

Amendment No. 4, dated as of November 15, 2016, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on November 17, 2016)

21	Subsidiaries of the Registrant

23	Consent of Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a‑14(a) Certification of the Principal Executive Officer

31.2	Rule 13a‑14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial statements from the Annual Report on Form 10‑K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

*Denotes a management compensatory plan or arrangement.

(b)	See Exhibit Index following the Annual Report on Form 10‑K for a listing of exhibits filed herewith.
(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the twenty‑fourth day of February, 2017.

South State Corporation (Registrant)

By:	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert R. Hill, Jr., his true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney‑in‑fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated.

Signature	Title	Date

/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.	Chief Executive Officer and Director	February 24, 2017

/s/ John C. Pollok	Senior Executive Vice President, Chief Financial
John C. Pollok	Officer, Chief Operating Officer, and Director	February 24, 2017

/s/ Keith S. Rainwater	Executive Vice President and Principal
Keith S. Rainwater	Accounting Officer	February 24, 2017

/s/ Robert R. Horger
Robert R. Horger	Chairman of the Board of Directors	February 24, 2017

/s/ Jimmy E. Addison
Jimmy E. Addison	Director	February 24, 2017

/s/ Martin B. Davis
Martin B. Davis	Director	February 24, 2017

/s/ Paula Harper Bethea
Paula Harper Bethea	Director	February 24, 2017

/s/ Robert H. Demere, Jr.
Robert H. Demere, Jr.	Director	February 24, 2017

/s/ M. Oswald Fogle
M. Oswald Fogle	Director	February 24, 2017

/s/ Grey B. Murray
Grey B. Murray	Director	February 24, 2017

/s/ Cynthia A. Hartley
Cynthia A. Hartley	Director	February 24, 2017

/s/ Thomas J. Johnson
Thomas J. Johnson	Director	February 24, 2017

/s/ James W. Roquemore
James W. Roquemore	Director	February 24, 2017

/s/ Thomas E. Suggs
Thomas E. Suggs	Director	February 24, 2017

/s/ Kevin P. Walker
Kevin P. Walker	Director	February 24, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP
31.1	Rule 13a‑14(a) Certification of the Principal Executive Officer
31.2	Rule 13a‑14(a) Certification of the Principal Financial Officer
32	Section 1350 Certifications
101

The following financial statements from the Annual Report on Form 10‑K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ South State Corporation

Columbia, South Carolina

February 24, 2017

www.SouthStateBank.com

(800) 277‑2175 | P.O. Box 1030 | Columbia, South Carolina | 29202‑1030

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

South State Corporation

We have audited South State Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, South State Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of South State Corporation and subsidiary as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Shareholders

South State Corporation

We have audited the accompanying consolidated balance sheets of South State Corporation and Subsidiary (the “Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South State Corporation and Subsidiary as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

Charlotte, North Carolina

February 24, 2017

South State Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,
	2016	2015

ASSETS
Cash and cash equivalents:
Cash and due from banks	$201,966	$178,664
Interest-bearing deposits with banks	36,241	218,883
Federal funds sold and securities purchased under agreements to resell	136,241	298,247
Total cash and cash equivalents	374,448	695,794
Investment securities:
Securities held to maturity (fair value of $6,250 and $9,723, respectively)	6,094	9,314
Securities available for sale, at fair value	999,405	1,009,541
Other investments	9,482	8,893
Total investment securities	1,014,981	1,027,748
Loans held for sale	50,572	41,649
Loans:
Acquired credit impaired (covered of $0 and $98,459, respectively; non-covered of $602,546 and $635,411, respectively), net of allowance for loan losses	602,546	733,870
Acquired non-credit impaired (covered of $0 and $8,047, respectively; non-covered of $836,699 and $1,041,491, respectively)	836,699	1,049,538
Non-acquired	5,241,041	4,220,726
Less allowance for non-acquired loan losses	(36,960)	(34,090)
Loans, net	6,643,326	5,970,044
FDIC indemnification asset	—	4,401
Other real estate owned (covered of $0 and $5,751, respectively; non-covered of $18,316 and $24,803, respectively)	18,316	30,554
Premises and equipment, net	183,510	174,537
Bank owned life insurance	104,148	101,588
Deferred tax assets	31,123	37,827
Mortgage servicing rights	29,037	26,202
Core deposit and other intangibles	39,848	47,425
Goodwill	338,340	338,340
Other assets	72,943	61,239
Total assets	$8,900,592	$8,557,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,199,046	$1,976,480
Interest-bearing	5,135,377	5,123,948
Total deposits	7,334,423	7,100,428
Federal funds purchased and securities sold under agreements to repurchase	313,773	288,231
Other borrowings	55,358	55,158
Other liabilities	62,450	54,147
Total liabilities	7,766,004	7,497,964
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 24,230,392 and 24,162,657 shares issued and outstanding, respectively	60,576	60,407
Surplus	711,307	703,929
Retained earnings	370,916	298,919
Accumulated other comprehensive loss	(8,211)	(3,871)
Total shareholders’ equity	1,134,588	1,059,384
Total liabilities and shareholders’ equity	$8,900,592	$8,557,348

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Loans, including fees	$308,461	$315,574	$319,882
Investment securities:
Taxable	18,025	16,110	15,758
Tax-exempt	3,884	4,300	4,589
Federal funds sold and securities purchased under agreements to resell	2,793	2,117	1,793
Total interest income	333,163	338,101	342,022
Interest expense:
Deposits	5,803	7,344	9,301
Federal funds purchased and securities sold under agreements to repurchase	574	395	357
Other borrowings	1,940	2,589	6,004
Total interest expense	8,317	10,328	15,662
Net interest income	324,846	327,773	326,360
Provision for loan losses	6,819	5,864	6,590
Net interest income after provision for loan losses	318,027	321,909	319,770
Noninterest income:
Fees on deposit accounts	82,897	74,479	69,291
Mortgage banking income	20,547	21,761	16,170
Trust and investment services income	19,764	20,117	18,344
Securities gains, net	122	—	(2)
Other-than-temporary impairment losses	—	(489)	—
Recoveries on acquired loans	6,465	2,976	6,176
Amortization of FDIC indemnification asset, net	(5,902)	(8,587)	(21,895)
Other	6,437	5,298	6,612
Total noninterest income	130,330	115,555	94,696
Noninterest expense:
Salaries and employee benefits	164,663	161,304	158,432
Net occupancy expense	21,712	21,105	22,459
Information services expense	20,549	17,810	15,844
Furniture and equipment expense	12,403	11,233	13,271
OREO expense and loan related	6,307	9,595	11,833
Bankcard expense	11,723	9,320	8,563
Amortization of intangibles	7,577	8,324	8,320
Supplies, printing and postage expense	6,279	5,919	6,937
Professional fees	6,702	5,533	4,960
FDIC assessment and other regulatory charges	3,896	4,714	5,432
Advertising and marketing	3,092	3,838	4,156
Merger related expense	5,002	—	23,940
Branch consolidation related expense	3,079	6,945	—
Other	21,331	21,449	18,891
Total noninterest expense	294,315	287,089	303,038
Earnings:
Income before provision for income taxes	154,042	150,375	111,428
Provision for income taxes	52,760	50,902	35,991
Net income	101,282	99,473	75,437
Preferred stock dividends	—	—	1,073
Net income	$101,282	$99,473	$74,364
Earnings per common share:
Basic	$4.22	$4.15	$3.11
Diluted	$4.18	$4.11	$3.08
Dividends per common share	$1.21	$0.98	$0.82
Weighted average common shares outstanding:
Basic	23,998	23,966	23,897
Diluted	24,219	24,224	24,154

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$101,282	$99,473	$75,437
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(6,821)	(5,142)	17,843
Tax effect	2,600	1,961	(6,804)
Reclassification adjustment for (gains) losses included in net income	(122)	489	2
Tax effect	47	(187)	(1)
Net of tax amount	(4,296)	(2,879)	11,040
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(55)	(168)	(252)
Tax effect	21	64	96
Reclassification adjustment for losses included in interest expense	275	305	310
Tax effect	(105)	(116)	(118)
Net of tax amount	136	85	36
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	(1,202)	(2,229)	(3,727)
Tax effect	453	897	1,526
Reclassification adjustment for changes included in net income	920	1,021	761
Tax effect	(351)	(389)	(290)
Net of tax amount	(180)	(700)	(1,730)
Other comprehensive income (loss), net of tax	(4,340)	(3,494)	9,346
Comprehensive income	$96,942	$95,979	$84,783

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)

							Accumulated
							Other
							Comprehensive
	Preferred Stock		Common Stock			Retained	Income
	Shares	Amount	Shares	Amount	Surplus	Earnings	(Loss)	Total
Balance, December 31, 2013	65,000	$1	24,104,124	$60,260	$762,354	$168,577	$(9,723)	$981,469
Comprehensive income:
Net income	—	—	—	—	—	75,437	—	75,437
Other comprehensive income, net of tax effects	—	—	—	—	—	—	9,346	9,346
Total comprehensive income								84,783
Cash dividends on Series A preferred stock at $16.50 per share (9%)	—	—	—	—	—	(1,073)	—	(1,073)
Cash dividends declared on common stock at $0.82 per share	—	—	—	—	—	(19,785)	—	(19,785)
Employee stock purchases	—	—	14,863	38	788	—	—	826
Stock options exercised	—	—	22,878	57	652	—	—	709
Restricted stock awards	—	—	23,560	59	(59)	—	—	—
Repurchase of Series A preferred stock	(65,000)	(1)	—	—	(64,999)	—	—	(65,000)
Common stock repurchased	—	—	(14,723)	(37)	(880)	—	—	(917)
Share-based compensation expense	—	—	—	—	3,908	—	—	3,908
Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920
Comprehensive income:
Net income	—	—	—	—	—	99,473	—	99,473
Other comprehensive income, net of tax effects	—	—	—	—	—	—	(3,494)	(3,494)
Total comprehensive income								95,979
Cash dividends declared on common stock at $0.98 per share	—	—	—	—	—	(23,710)	—	(23,710)
Employee stock purchases	—	—	13,536	34	874	—	—	908
Stock options exercised	—	—	35,360	89	1,026	—	—	1,115
Restricted stock awards	—	—	44,105	110	(110)	—	—	—
Employee stock purchases
Common stock repurchased -2004 buyback plan	—	—	(60,000)	(150)	(4,119)	—	—	(4,269)
Common stock repurchased	—	—	(21,046)	(53)	(1,309)	—	—	(1,362)
Share-based compensation expense	—	—	—	—	5,803	—	—	5,803
Balance, December 31, 2015	—	$—	24,162,657	$60,407	$703,929	$298,919	$(3,871)	$1,059,384
Comprehensive income:
Net income	—	—	—	—	—	101,282	—	101,282
Other comprehensive income, net of tax effects	—	—	—	—	—	—	(4,340)	(4,340)
Total comprehensive income								96,942
Cash dividends declared at $1.21 per share	—	—	—	—	—	(29,285)	—	(29,285)
Employee stock purchases	—	—	14,516	36	889	—	—	925
Stock options exercised	—	—	63,527	158	2,046	—	—	2,204
Restricted stock awards	—	—	42,226	106	(106)	—	—	—
Stock issued pursuant to restricted stock units	—	—	35,903	90	(90)	—	—	—
Common stock repurchased - buyback plan	—	—	(32,900)	(82)	(2,048)	—	—	(2,130)
Common stock repurchased	—	—	(55,537)	(139)	(3,712)	—	—	(3,851)
Excess tax benefits in connection with equity awards	—	—	—	—	4,178	—	—	4,178
Share-based compensation expense	—	—	—	—	6,221	—	—	6,221
Balance, December 31, 2016	—	$—	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$101,282	$99,473	$75,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,582	21,470	21,180
Provision for loan losses	6,819	5,864	6,590
Deferred income taxes	9,378	7,048	25,805
Other-than-temporary impairment on securities	—	489	—
(Gain) loss on sale of securities, net	(122)	—	2
Share-based compensation expense	6,220	5,803	3,908
Amortization of FDIC indemnification asset	3,566	8,587	21,895
Accretion of discount related to performing acquired loans	(5,187)	(6,638)	(10,247)
(Gain) Loss on disposals of premises and equipment	(60)	576	1,390
Gain on sale of OREO	(1,735)	(1,674)	(7,561)
Net amortization of premiums on investment securities	5,409	4,415	4,091
OREO write downs	4,401	9,428	10,685
Fair value adjustment for loans held for sale	495	515	—
Originations and purchases of mortgage loans for sale	(771,105)	(844,401)	(746,042)
Proceeds from mortgage loans sales	761,688	864,171	716,346
Net change in:
Accrued interest receivable	(1,536)	(717)	(3,361)
Prepaid assets	(804)	(876)	5,214
FDIC indemnification asset	3,177	9,173	42,391
Miscellaneous other assets	(13,799)	(4,861)	(4,687)
Accrued interest payable	(831)	(2,121)	(2,421)
Accrued income taxes	105	13,095	(20,809)
Miscellaneous other liabilities	9,068	(1,951)	(21,159)
Net cash provided by operating activities	138,011	186,868	118,647
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	137	—	9,315
Proceeds from maturities and calls of investment securities held to maturity	3,225	345	2,265
Proceeds from maturities and calls of investment securities available for sale	383,577	223,750	151,888
Proceeds from calls of other investment securities	—	1,392	—
Proceeds from sales of other investment securities	71	233	3,279
Purchases of investment securities available for sale	(385,813)	(436,081)	(167,334)
Purchases of other investment securities	(660)	—	(8,318)
Net increase in loans	(690,495)	(318,936)	(76,213)
Net cash received from acquisitions	—	403,548	—
Payment to terminate FDIC Loss Share Agreements	(2,342)	—	—
Recoveries of loans previously charged off	3,552	2,800	2,574
Purchases of premises and equipment	(25,796)	(15,225)	(16,108)
Proceeds from sale of credit card loans	—	—	20,350
Proceeds from sale of OREO	23,565	35,120	64,883
Proceeds from sale of premises and equipment	60	39	3,922
Net cash used in investing activities	(690,919)	(103,015)	(9,497)
Cash flows from financing activities:
Net increase (decrease) in deposits	233,993	201,097	(94,455)
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	25,542	66,691	10,140
Repayment of other borrowings	(14)	(46,398)	(1,187)
Preferred stock redeemed	—	—	(65,000)
Common stock issuance	925	908	826
Common stock repurchase	(5,981)	(5,631)	(917)
Dividends paid on preferred stock	—	—	(1,073)
Dividends paid on common stock	(29,285)	(23,710)	(19,785)
Excess tax benefits in connection with equity awards	4,178	—	—
Stock options exercised	2,204	1,115	709
Net cash provided by (used in) financing activities	231,562	194,072	(170,742)
Net increase (decrease) in cash and cash equivalents	(321,346)	277,925	(61,592)
Cash and cash equivalents at beginning of period	695,794	417,869	479,461
Cash and cash equivalents at end of period	$374,448	$695,794	$417,869
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$9,148	$12,449	$16,739
Income taxes	39,490	31,375	36,017
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans (covered of $2,151, $9,283 and $16,555, respectively; and non-covered of $11,842, $21,419 and $29,260, respectively)	13,993	30,702	45,815

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

On January 3, 2017, the Company closed its merger with Southeastern Bank Financial Corporation (“SBFC”) and its wholly-owned bank subsidiary, Georgia Bank & Trust (“GBT”) was merged into South State Bank.  This merger added offices in the Augusta, Georgia market (two counties) and Aiken, South Carolina market (one county).  SBFC also had two unconsolidated subsidiaries that were established for the purpose of issuing trust preferred securities that were merged into South State Corporation.  The two capital trusts are Southeastern Bank Financial Statutory Trust I at $10.0 million and Southeastern Bank Financial Statutory Trust II at $10.0 million.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, loss estimates related to loans and other real estate acquired, evaluating other‑than‑temporary impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets

In connection with the determination of the allowance for loan losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from actual loss experience ratios, loan types, loan volume, economic conditions and industry standards. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiary’s allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

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

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk‑based capital, or $220.5 million at December 31, 2016. Based on this criteria, the Company had four such credit concentrations for non‑acquired and acquired non‑credit impaired loans at December 31, 2016, including $309.0 million of loans to lessors of residential buildings, $658.3 million of loans to lessors of nonresidential buildings (except mini‑warehouses) and $246.2 million of loans to religious organizations.

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

The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short‑term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2016 and 2015 consisted of U.S. government‑sponsored entities and agency mortgage‑backed securities. It is the Company’s policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third‑party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. At December 31, 2016, these agreements were considered to be cash equivalents with maturities of three months or less.

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

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

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

FDIC Indemnification Asset

On June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  All assets previously classified as covered became uncovered, and the Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.  With the termination of the loss share agreements, the Company no longer carries a FDIC indemnification asset.

Related to periods before the termination of the loss share agreements, the FDIC indemnification asset was measured separately from the related covered asset as it was not contractually embedded in the assets and was not transferable with the assets had the Company chosen to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements did not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company offset any recorded provision for loan losses related to acquired‑covered loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which was the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans resulted in a decrease in cash flows on the FDIC indemnification asset, which was recognized in the future as negative accretion through non‑interest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans.

The Company incurred expenses related to the assets indemnified by the FDIC, and pursuant to the loss share agreement certain costs were reimbursable by the FDIC. These costs were included in monthly and quarterly claims made by the Company. The estimates of reimbursements were netted against these covered expenses in the income statement.

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

The Company evaluated the carrying value of goodwill as of April 30, 2016, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company packages most of the 30 year fixed rate conforming mortgage loans as securities to investors issued through Fannie Mae and sold to third‑party investors or sells them to satisfy cash forward mandatory commitments to Fannie Mae. The Company records loan securitizations or cash forwards as a sale when the transferred loans are legally isolated from its creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations and cash forwards depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. The Company generally retains mortgage servicing rights on residential mortgage loans sold in the secondary market. Loans transferred to held for sale with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third‑party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third‑party investors are included in mortgage banking income in the Consolidated Statements of Income.

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available‑for‑sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post‑retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Consolidated Statements of Comprehensive Income on page F‑6).

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

The Employee Stock Purchase Plan (“ESPP”) allows for a look‑back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19 for the amount the Company recognized as expense for the years ended December 31, 2016, 2015 and 2014.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts.  As of December 31, 2016 and 2015, there were no material accruals for uncertain tax positions.  The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  The Company’s federally filed income tax returns are no longer subject to examination by taxing authorities for years before 2014 and state tax returns are no longer subject to examination by taxing authorities for years prior to 2013.

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

The Company’s risk management strategy also incorporates the use of interest rate swap contracts that help in managing interest rate risk within the loan portfolio.  These derivative are not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the fourth quarter of 2016.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

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

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.  See Note 31- Subsequent Events for further information.

Recent Accounting and Regulatory Pronouncements

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers;  (“ASU 2016-20”).  ASU 2016-20 updates the new revenue standard by clarifying issues that arisen from ASU 2014-09, but does not change the core principle of the new standard.  The issues addressed in this ASU include: 1) Loan guarantee fees, 2) Impairment testing of contract costs, 3) Interaction of impairment testing with guidance in other topics, 4) Provisions for losses on construction-type and production-type contracts, 5) Scope of topic 606, 6) Disclosure of remaining performance obligations, 7) Disclosure of prior-period performance obligations, 8) Contract modifications, 9) Contract asset vs. receivable, 10) Refund liability, 11) Advertising costs, 12) Fixed-odds wagering contracts in the casino industry, 13) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-20 and 2014-09 could require us to change how we recognize certain revenue streams within non-interest income, however, we do not expect these changes to have a significant impact on our financial statements.  We continue to evaluate the impact of ASU 2016-20 and 2014-09 on our Company and expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In June 2016, the FASB ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments:  (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   We have dedicated staff and resources in place evaluating the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models.  The Company is currently still assessing the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share – Based Payment Accounting; (“ASU 2016-09”).  ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  For public business entities, ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016 which will make this ASU effective for the Company starting in the first quarter of 2017.  This adoption of this guidance is not expected to have a material effect to the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net); (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-08 and 2014-09 could require us to change how we recognize certain revenue streams within non-interest income, however, we do not expect these changes to have a significant impact on our financial statements.  We continue to evaluate the impact of ASU 2016-08 and 2014-09 on our Company and expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.  The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter.  ASU 2014-15 became effective for the Company on December 31, 2016 and did not have an impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2014-09 could require us to change how we recognize certain revenue streams within non-interest income, however, we do not expect these changes to have a significant impact on our financial statements.  We continue to evaluate the impact of ASU 2014-09 on our Company and expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

•	Bank of America, N.A. (“BOA”) – August 21, 2015 – Branch acquisition which resulted in the purchase of 12 South Carolina branch locations and one Georgia branch location from BOA

•	Southeastern Bank Financial Corporation (“SBFC” or “Southeastern” – January 3, 2017 – Whole bank acquisition

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

Southeastern Bank Financial Corporation

On January 3, 2017, the Company closed its merger with SBFC, and its wholly-owned bank subsidiary, Georgia Bank & Trust was merged into South State Bank.  The Company issued 4,978,338 shares using an exchange ratio of 0.7307.  The total purchase price was $435.1 million.  The initial allocation of the purchase price to the fair value of assets and liabilities acquired has not been completed and will be reported as part of the earnings release for first quarter of 2017 and Form 10-Q as of March 31, 2017.  As of December 31, 2016, SBFC, headquartered in Augusta, Georgia, had approximately $1.8 billion in assets, $1.5 billion in deposits and $1.1 billion in loans.  This merger added 12 offices in the Augusta, GA and Aiken, SC markets.  Southeastern ranked second in market share in the Augusta market.  The system conversion and branding change is scheduled to occur during Presidents’ Day weekend, February 17-20, 2017.

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

(c)—Adjustment reflects the recording of the core deposit intangible on the acquired core deposit accounts.

Note 3—Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2016:
State and municipal obligations	$6,094	$156	$—	$6,250
December 31, 2015:
State and municipal obligations	$9,314	$409	$—	$9,723

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2016:
Government-sponsored entities debt*	$85,488	$—	$(846)	$84,642
State and municipal obligations	105,303	2,289	(190)	107,402
Mortgage-backed securities**	807,717	3,085	(7,225)	803,577
Corporate stocks	3,658	473	(347)	3,784
	$1,002,166	$5,847	$(8,608)	$999,405
December 31, 2015:
Government-sponsored entities debt*	$163,577	$39	$(1,109)	$162,507
State and municipal obligations	127,293	4,185	(114)	131,364
Mortgage-backed securities**	710,816	4,063	(3,030)	711,849
Corporate stocks	3,673	440	(292)	3,821
	$1,005,359	$8,727	$(4,545)	$1,009,541

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
December 31, 2016:
Federal Home Loan Bank stock	$7,840	$—	$—	$7,840
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,482	$—	$—	$9,482
December 31, 2015:
Federal Home Loan Bank stock	$7,251	$—	$—	$7,251
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$8,893	$—	$—	$8,893

The Company has determined that the investment in Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2016 and ultimate recoverability of the par value of these investments is probable.

The amortized cost and fair value of debt and equity securities at December 31, 2016 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities have no set maturity dates and are classified as “Due after ten years”.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,779	$2,826	$6,649	$6,709
Due after one year through five years	1,872	1,946	96,314	96,314
Due after five years through ten years	1,443	1,478	188,353	190,011
Due after ten years	—	—	710,850	706,371
	$6,094	$6,250	$1,002,166	$999,405

The following table summarizes information with respect to sales of available‑for‑sale and held-to-maturity securities:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Securities Held to Maturity:
Sale proceeds	$—	$—	$411
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	(90)
Net realized loss	$—	$—	$(90)

Securities Available for Sale:
Sale proceeds	$137	$—	$9,315
Gross realized gains	$122	$—	$115
Gross realized losses	—	—	(27)
Net realized gain	$122	$—	$88

In April of 2014, the Company sold a security classified as held to maturity. Based on management’s assessment of the security and the deteriorating credit quality of the underlying issuer, this sale did not taint the classification of the remaining securities in the held to maturity portfolio.

The Company had 129 securities with gross unrealized losses at December 31, 2016. Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2016:
Securities Available for Sale
Government-sponsored entities debt	$846	$84,642	$—	$—
State and municipal obligations	190	11,506	—	—
Mortgage-backed securities	7,148	592,228	77	2,058
Corporate stocks	—	—	347	1,395
	$8,184	$688,376	$424	$3,453
December 31, 2015:
Securities Available for Sale
Government-sponsored entities debt	$717	$88,224	$392	$17,598
State and municipal obligations	9	3,755	105	2,650
Mortgage-backed securities	2,600	347,380	430	23,772
Corporate stocks	—	—	292	1,450
	$3,326	$439,359	$1,219	$45,470

The loss position in 2016 increased from the unrealized loss position in 2015.  This change was primarily related to the mortgage-backed securities classifications, and was the result of the increase in interest rates during the fourth quarter of the year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016. During the fourth quarter of 2015, the Company recorded an other-than-temporary impairment charge of $489,000 related to an equity security due to the length of time that the security had been in an unrealized loss position.  Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

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

At December 31, 2016 and 2015, investment securities with a carrying value of $295.2 million and $307.4 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2016 and 2015, the carrying amount of the securities pledged to collateralize repurchase agreements was $238.3 million and $219.9 million, respectively.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of non‑acquired loans:

	December 31,
(Dollars in thousands)	2016	2015
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$580,464	$401,979
Commercial non-owner occupied	714,715	487,777
Total commercial non-owner occupied real estate	1,295,179	889,756
Consumer real estate:
Consumer owner occupied	1,197,621	1,018,984
Home equity loans	383,218	319,255
Total consumer real estate	1,580,839	1,338,239
Commercial owner occupied real estate	1,177,745	1,033,398
Commercial and industrial	671,398	503,808
Other income producing property	178,238	175,848
Consumer	324,238	233,104
Other loans	13,404	46,573
Total non-acquired loans	5,241,041	4,220,726
Less allowance for loan losses	(36,960)	(34,090)
Non-acquired loans, net	$5,204,081	$4,186,636

The above table includes deferred fees, net of deferred costs, totaling $341,000 and $1.2 million at December 31, 2016 and 2015, respectively.

The following is a summary of acquired non‑credit impaired loans accounted for under FASB ASC Topic 310‑20, net of the related discount:

	December 31,
(Dollars in thousands)	2016	2015
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$10,090	$13,849
Commercial non-owner occupied	34,628	40,103
Total commercial non-owner occupied real estate	44,718	53,952
Consumer real estate:
Consumer owner occupied	408,270	518,107
Home equity loans	160,879	190,968
Total consumer real estate	569,149	709,075
Commercial owner occupied real estate	27,195	39,220
Commercial and industrial	13,641	25,475
Other income producing property	39,342	51,169
Consumer	142,654	170,647
Total FASB ASC Topic 310-20 acquired loans	$836,699	$1,049,538

In accordance with FASB ASC Topic 310‑30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310‑30 (identified as credit impaired at the time of acquisition), net of related discount:

	December 31,
(Dollars in thousands)	2016	2015
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$8,617	$12,628
Commercial real estate	210,204	255,430
Commercial real estate—construction and development	44,373	54,272
Residential real estate	258,100	313,319
Consumer	59,300	70,734
Commercial and industrial	25,347	31,193
Single pay	—	—
Total FASB ASC Topic 310-30 acquired loans	605,941	737,576
Less allowance for loan losses	(3,395)	(3,706)
FASB ASC Topic 310-30 acquired loans, net	$602,546	$733,870

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of December 31, 2016 and 2015 are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Contractual principal and interest	$778,822	$968,857
Non-accretable difference	(17,502)	(29,743)
Cash flows expected to be collected	761,320	939,114
Accretable yield	(155,379)	(201,538)
Carrying value	$605,941	$737,576
Allowance for acquired loan losses	$(3,395)	$(3,706)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of period	$733,870	$919,402	$1,220,638
Net reductions for payments, foreclosures, and accretion	(131,635)	(189,191)	(299,329)
Change in the allowance for loan losses on acquired loans	311	3,659	(1,907)
Balance at end of period, net of allowance for loan losses on acquired loans	$602,546	$733,870	$919,402

The following are changes in the carrying amount of accretable yield for acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of period	$201,538	$306,826	$301,516
Accretion	(72,757)	(97,847)	(105,254)
Reclass of nonaccretable difference due to improvement in expected cash flows	25,808	61,985	112,316
Other changes, net	790	(69,426)	(1,752)
Balance at end of period	$155,379	$201,538	$306,826

In 2016, the accretable yield balance declined by $46.2 million as loan accretion (income) of $72.8 million was recognized.  This was partially offset by improved expected cash flows of $25.8 million.

During the first quarter of 2015, the accretable balance declined significantly by $64.1 million.  This decline was the result of an increase in the assumed prepayment speed of certain acquired loan pools from the FFHI acquisition.  The actual cash flows were faster than what had been previously expected.  The result was a decrease in the accretable yield balance; however, there was no impairment since this changed the timing of the receipt of future cash on these pools of loans (the Company anticipates receiving the cash sooner than previously expected).

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

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non‑accretable difference to accretable yield and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers and the probability of default that is determined based upon historical data at the loan level. All acquired loans managed by Special Asset Management are reviewed quarterly and assigned a loss given default.  Acquired loans not managed by Special Asset

Management are reviewed twice a year in a similar method to the Company’s originated portfolio of loans which follow review thresholds based on risk rating categories. In the fourth quarter of 2015, the Company modified its methodology to a more granular approach in determining loss given default on substandard loans with a net book balance between $100,000 and $500,000 by adjusting the loss given default to 90% of the most current collateral valuation based on appraised value.  Substandard loans greater than $500,000 were individually assigned loss given defaults each quarter. Trends are reviewed in terms of accrual status, past due status, and weighted‑average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Prior to the termination of our loss share agreements in June 2016, offsetting the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC was adjusted to reflect the indemnified portion of the post‑acquisition exposure with a corresponding credit to the provision for loan losses. (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies and Note 2—Mergers and Acquisitions.)

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Year Ended December 31, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(5,902)	(987)	—	(6,889)
Recoveries of loans previously charged off	3,233	318	—	3,551
Net charge-offs	(2,669)	(669)	—	(3,338)
Provision for loan losses	5,539	669	588	6,796
Benefit attributable to FDIC loss share agreements	—	—	23	23
Total provision for loan losses charged to operations	5,539	669	611	6,819
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(899)	(899)
Balance at end of period	$36,960	$—	$3,395	$40,355
Year Ended December 31, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(6,180)	(2,787)	—	(8,967)
Recoveries of loans previously charged off	2,801	387	—	3,188
Net charge-offs	(3,379)	(2,400)	—	(5,779)
Provision for loan losses	2,930	2,400	(252)	5,078
Benefit attributable to FDIC loss share agreements	—	—	786	786
Total provision for loan losses charged to operations	2,930	2,400	534	5,864
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(786)	(786)
Reduction due to loan removals	—	—	(3,407)	(3,407)
Balance at end of period	$34,090	$—	$3,706	$37,796
Year Ended December 31, 2014:
Balance at beginning of period	$34,331	$—	$11,618	$45,949
Loans charged-off	(7,516)	(1,531)	—	(9,047)
Recoveries of loans previously charged off	2,574	604	—	3,178
Net charge-offs	(4,942)	(927)	—	(5,869)
Provision for loan losses	5,150	927	(1,907)	4,170
Benefit attributable to FDIC loss share agreements	—	—	2,420	2,420
Total provision for loan losses charged to operations	5,150	927	513	6,590
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(2,420)	(2,420)
Reduction due to loan removals	—	—	(2,346)	(2,346)
Balance at end of period	$34,539	$—	$7,365	$41,904

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non‑acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Year Ended December 31, 2016:
Allowance for loan losses:
Balance at beginning of period	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	(159)	(111)	(118)	(226)	(808)	(876)	(7)	(3,597)	—	(5,902)
Recoveries	912	512	54	134	299	292	87	943	—	3,233
Provision (benefit)	(778)	1,011	(255)	700	791	1,452	(501)	3,310	(191)	5,539
Balance at end of period	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Loans individually evaluated for impairment	$348	$170	$67	$80	$40	$386	$242	$4	$—	$1,337
Loans collectively evaluated for impairment	$3,743	$4,810	$7,955	$7,740	$3,171	$4,456	$1,300	$2,346	$102	$35,623
Loans:
Loans individually evaluated for impairment	$3,033	$806	$6,245	$5,673	$1,674	$1,263	$2,372	$145	$—	$21,211
Loans collectively evaluated for impairment	577,431	713,909	1,171,500	1,191,948	381,544	670,135	175,866	324,093	13,404	5,219,830
Total non-acquired loans	$580,464	$714,715	$1,177,745	$1,197,621	$383,218	$671,398	$178,238	$324,238	$13,404	$5,241,041
Year Ended December 31, 2015:
Allowance for loan losses:
Balance at beginning of period	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(219)	(156)	(851)	(374)	(547)	(357)	(102)	(3,574)	—	(6,180)
Recoveries	376	67	31	143	244	844	85	1,011	—	2,801
Provision (benefit)	(1,707)	503	746	577	403	(74)	(252)	2,890	(156)	2,930
Balance at end of period	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Loans individually evaluated for impairment	$615	$34	$101	$138	$3	$279	$422	$3	$12	$1,607
Loans collectively evaluated for impairment	$3,501	$3,534	$8,240	$7,074	$2,926	$3,695	$1,541	$1,691	$281	$32,483
Loans:
Loans individually evaluated for impairment	$6,280	$1,452	$7,725	$7,549	$309	$1,487	$4,891	$102	$423	$30,218
Loans collectively evaluated for impairment	395,699	486,325	1,025,673	1,011,435	318,946	502,321	170,957	233,002	46,150	4,190,508
Total non-acquired loans	$401,979	$487,777	$1,033,398	$1,018,984	$319,255	$503,808	$175,848	$233,104	$46,573	$4,220,726
Year Ended December 31, 2014:
Allowance for loan losses:
Balance at beginning of period	$6,789	$3,677	$7,767	$6,069	$2,782	$3,592	$2,509	$937	$209	$34,331
Charge-offs	(237)	(442)	(531)	(382)	(1,000)	(1,114)	(309)	(3,501)	—	(7,516)
Recoveries	421	390	95	271	69	264	191	873	—	2,574
Provision	(1,307)	(471)	1,084	908	978	819	(159)	3,058	240	5,150
Balance at end of period	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Loans individually evaluated for impairment	$475	$77	$172	$144	$1	$41	$646	$2	$—	$1,558
Loans collectively evaluated for impairment	$5,191	$3,077	$8,243	$6,722	$2,828	$3,520	$1,586	$1,365	$449	$32,981
Loans:
Loans individually evaluated for impairment	$4,852	$3,610	$9,160	$2,966	$31	$908	$5,498	$60	$—	$27,085
Loans collectively evaluated for impairment	359,369	329,980	898,753	783,812	283,903	405,015	145,430	189,257	45,222	3,440,741
Total non-acquired loans	$364,221	$333,590	$907,913	$786,778	$283,934	$405,923	$150,928	$189,317	$45,222	$3,467,826

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	39	—	(428)	(66)	—	(532)	(987)
Recoveries	4	—	—	12	199	9	43	51	318
Provision (benefit)	(4)	—	(39)	(12)	229	57	(43)	481	669
Balance, December 31, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,090	34,628	27,195	408,270	160,879	13,641	39,342	142,654	836,699
Total acquired non-credit impaired loans	$10,090	$34,628	$27,195	$408,270	$160,879	$13,641	$39,342	$142,654	$836,699

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(360)	(1,662)	(118)	(4)	(643)	(2,787)
Recoveries	4	—	—	102	237	19	4	21	387
Provision (benefit)	(4)	—	—	258	1,425	99	—	622	2,400
Balance, December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	13,849	40,103	39,220	518,107	190,968	25,475	51,169	170,647	1,049,538
Total acquired non-credit impaired loans	$13,849	$40,103	$39,220	$518,107	$190,968	$25,475	$51,169	$170,647	$1,049,538

Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(78)	(72)	—	(150)	(530)	(456)	(14)	(231)	(1,531)
Recoveries	1	—	—	20	262	312	—	9	604
Provision (benefit)	77	72	—	130	268	144	14	222	927
Balance, December 31, 2014	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	24,099	49,476	62,065	646,375	234,949	41,130	65,139	204,766	1,327,999
Total acquired non-credit impaired loans	$24,099	$49,476	$62,065	$646,375	$234,949	$41,130	$65,139	$204,766	$1,327,999

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Year Ended December 31, 2016:
Allowance for loan losses:
Balance, December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	1	—	(129)	533	183	—	588
Benefit attributable to FDIC loss share agreements	—	—	—	23	—	—	—	23
Total provision for loan losses charged to operations	—	1	—	(106)	533	183	—	611
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	—	(16)	(38)	(438)	(288)	(119)	—	(899)
Balance, December 31, 2016	$—	$41	$139	$2,419	$558	$238	$—	$3,395
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$41	$139	$2,419	$558	$238	$—	$3,395
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,617	210,204	44,373	258,100	59,300	25,347	—	605,941
Total acquired credit impaired loans	$8,617	$210,204	$44,373	$258,100	$59,300	$25,347	$—	$605,941
Year Ended December 31, 2015:
Allowance for loan losses:
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements	(43)	(456)	(68)	99	336	(118)	(2)	(252)
Benefit attributable to FDIC loss share agreements	—	459	74	228	(107)	131	1	786
Total provision for loan losses charged to operations	(43)	3	6	327	229	13	(1)	534
Provision for loan losses recorded through the FDIC loss share receivable	—	(459)	(74)	(228)	107	(131)	(1)	(786)
Reduction due to loan removals	(92)	(932)	(91)	(1,500)	(298)	(426)	(68)	(3,407)
Balance, December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	12,628	255,430	54,272	313,319	70,734	31,193	—	737,576
Total acquired credit impaired loans	$12,628	$255,430	$54,272	$313,319	$70,734	$31,193	$—	$737,576
Year Ended December 31, 2014:
Allowance for loan losses:
Balance, December 31, 2013	$303	$1,816	$2,244	$5,132	$538	$1,481	$104	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements	(129)	(328)	(621)	(406)	(111)	(314)	2	(1,907)
Benefit attributable to FDIC loss share agreements	183	364	792	571	141	371	(2)	2,420
Total provision for loan losses charged to operations	54	36	171	165	30	57	—	513
Provision for loan losses recorded through the FDIC loss share receivable	(183)	(364)	(792)	(571)	(141)	(371)	2	(2,420)
Reduction due to loan removals	(39)	(44)	(1,287)	(339)	(152)	(449)	(36)	(2,346)
Balance, December 31, 2014	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$135	$1,444	$336	$4,387	$275	$718	$70	$7,365
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	15,813	325,109	65,262	390,244	85,449	44,804	86	926,767
Total acquired credit impaired loans	$15,813	$325,109	$65,262	$390,244	$85,449	$44,804	$86	$926,767

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

The following table presents the credit risk profile by risk grade of commercial non‑acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Pass	$567,398	$382,167	$701,150	$471,466	$1,149,417	$994,442
Special mention	8,421	13,633	11,434	13,912	22,133	29,478
Substandard	4,645	6,179	2,131	2,399	6,195	9,478
Doubtful	—	—	—	—	—	—
	$580,464	$401,979	$714,715	$487,777	$1,177,745	$1,033,398

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015	2016	2015
Pass	$655,157	$497,572	$167,025	$163,975	$3,240,147	$2,509,622
Special mention	14,325	4,472	9,280	8,047	65,593	69,542
Substandard	1,916	1,764	1,933	3,826	16,820	23,646
Doubtful	—	—	—	—	—	—
	$671,398	$503,808	$178,238	$175,848	$3,322,560	$2,602,810

The following table presents the credit risk profile by risk grade of consumer non‑acquired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Pass	$1,167,768	$984,780	$368,655	$304,744	$322,654	$231,294
Special mention	15,283	17,777	8,145	8,171	468	771
Substandard	14,570	16,427	6,418	6,318	1,116	1,039
Doubtful	—	—	—	22	—	—
	$1,197,621	$1,018,984	$383,218	$319,255	$324,238	$233,104

	Other		Consumer Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Pass	$13,404	$46,573	$1,872,481	$1,567,391
Special mention	—	—	23,896	26,719
Substandard	—	—	22,104	23,784
Doubtful	—	—	—	22
	$13,404	$46,573	$1,918,481	$1,617,916

The following table presents the credit risk profile by risk grade of total non‑acquired loans:

	Total Non-acquired Loans
	December 31,	December 31,
(Dollars in thousands)	2016	2015
Pass	$5,112,628	$4,077,013
Special mention	89,489	96,261
Substandard	38,924	47,430
Doubtful	—	22
	$5,241,041	$4,220,726

At December 31, 2016, the aggregate amount of non‑acquired substandard and doubtful loans totaled $38.9 million. When these loans are combined with non‑acquired OREO of $3.9 million, our non‑acquired classified assets (as defined by the South Carolina Board of Financial Institutions and the FDIC, our primary regulators) were $42.8 million. At December 31, 2015, the amounts were $47.5 million, $8.7 million, and $56.2 million, respectively.

The following table presents the credit risk profile by risk grade of commercial loans for acquired non‑credit impaired loans:

			Commercial Non-owner
	Construction & Development		Occupied		Commercial Owner Occupied
	December 31,		December 31,		December 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Pass	$8,997	$12,935	$28,368	$33,485	$26,920	$38,623
Special mention	253	109	6,171	637	—	377
Substandard	840	805	89	5,981	275	220
Doubtful	—	—	—	—	—	—
	$10,090	$13,849	$34,628	$40,103	$27,195	$39,220

			Other Income Producing
	Commercial & Industrial		Property		Commercial Total
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Pass	$13,475	$24,621	$38,361	$49,783	$116,121	$159,447
Special mention	117	166	273	592	6,814	1,881
Substandard	49	688	708	794	1,961	8,488
Doubtful	—	—	—	—	—	—
	$13,641	$25,475	$39,342	$51,169	$124,896	$169,816

The following table presents the credit risk profile by risk grade of consumer loans for acquired non‑credit impaired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,		December 31,		December 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Pass	$404,761	$514,817	$151,752	$180,472	$139,686	$167,399
Special mention	1,326	557	4,113	4,202	1,102	729
Substandard	2,183	2,733	5,014	6,294	1,866	2,519
Doubtful	—	—	—	—	—	—
	$408,270	$518,107	$160,879	$190,968	$142,654	$170,647

	Consumer Total
	December 31,
	2016	2015
Pass	$696,199	$862,688
Special mention	6,541	5,488
Substandard	9,063	11,546
Doubtful	—	—
	$711,803	$879,722

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	December 31,
(Dollars in thousands)	2016	2015
Pass	$812,320	$1,022,135
Special mention	13,355	7,369
Substandard	11,024	20,034
Doubtful	—	—
	$836,699	$1,049,538

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit‑impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F‑34):

	Commercial Loans Greater				Commercial Real Estate—
	Than or Equal to				Construction and
	$1 million-CBT		Commercial Real Estate		Development
	December 31,		December 31,		December 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Pass	$8,297	$11,238	$162,870	$177,656	$21,150	$26,308
Special mention	—	1,018	26,238	37,607	12,643	14,532
Substandard	320	372	21,096	40,167	10,580	13,432
Doubtful	—	—	—	—	—	—
	$8,617	$12,628	$210,204	$255,430	$44,373	$54,272

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Pass	$138,343	$166,309	$8,513	$10,703	$17,371	$22,358
Special mention	52,546	63,341	19,685	23,331	4,614	2,549
Substandard	67,211	83,669	31,102	36,700	3,362	6,286
Doubtful	—	—	—	—	—	—
	$258,100	$313,319	$59,300	$70,734	$25,347	$31,193

			Total Acquired
	Single Pay		Credit Impaired Loans
	December 31,		December 31,
	2016	2015	2016	2015
Pass	$—	$—	$356,544	$414,572
Special mention	—	—	115,726	142,378
Substandard	—	—	133,671	180,626
Doubtful	—	—	—	—
	$—	$—	$605,941	$737,576

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value. In a FDIC‑assisted acquisition, covered acquired loans are initially recorded at their fair value, including a credit discount due to the high concentration of substandard and doubtful loans. Note that all covered acquired loans are now uncovered due to the early termination agreement with the FDIC on June 23, 2016.

The following table presents an aging analysis of past due loans, segregated by class for non‑acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2016
Commercial real estate:
Construction and land development	$256	$313	$1,026	$1,595	$578,869	$580,464
Commercial non-owner occupied	647	232	137	1,016	713,699	714,715
Commercial owner occupied	1,272	957	1,478	3,707	1,174,038	1,177,745
Consumer real estate:
Consumer owner occupied	1,473	246	1,454	3,173	1,194,448	1,197,621
Home equity loans	566	889	838	2,293	380,925	383,218
Commercial and industrial	1,033	216	345	1,594	669,804	671,398
Other income producing property	310	94	147	551	177,687	178,238
Consumer	666	355	395	1,416	322,822	324,238
Other loans	—	—	—	—	13,404	13,404
	$6,223	$3,302	$5,820	$15,345	$5,225,696	$5,241,041
December 31, 2015
Commercial real estate:
Construction and land development	$323	$136	$915	$1,374	$400,605	$401,979
Commercial non-owner occupied	867	—	184	1,051	486,726	487,777
Commercial owner occupied	1,269	608	1,530	3,407	1,029,991	1,033,398
Consumer real estate:
Consumer owner occupied	1,503	308	3,149	4,960	1,014,024	1,018,984
Home equity loans	899	1,046	598	2,543	316,712	319,255
Commercial and industrial	173	166	234	573	503,235	503,808
Other income producing property	241	207	275	723	175,125	175,848
Consumer	351	136	395	882	232,222	233,104
Other loans	48	43	64	155	46,418	46,573
	$5,674	$2,650	$7,344	$15,668	$4,205,058	$4,220,726

The following table presents an aging analysis of past due loans, segregated by class for acquired non‑credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2016
Commercial real estate:
Construction and land development	$4	$—	$160	$164	$9,926	$10,090
Commercial non-owner occupied	—	—	—	—	34,628	34,628
Commercial owner occupied	—	—	106	106	27,089	27,195
Consumer real estate:
Consumer owner occupied	330	113	256	699	407,571	408,270
Home equity loans	476	941	741	2,158	158,721	160,879
Commercial and industrial	2	—	—	2	13,639	13,641
Other income producing property	131	1	—	132	39,210	39,342
Consumer	437	210	576	1,223	141,431	142,654
	$1,380	$1,265	$1,839	$4,484	$832,215	$836,699
December 31, 2015
Commercial real estate:
Construction and land development	$—	$21	$48	$69	$13,780	$13,849
Commercial non-owner occupied	—	—	—	—	40,103	40,103
Commercial owner occupied	120	176	44	340	38,880	39,220
Consumer real estate:
Consumer owner occupied	694	4	688	1,386	516,721	518,107
Home equity loans	897	412	482	1,791	189,177	190,968
Commercial and industrial	1	1	5	7	25,468	25,475
Other income producing property	—	—	7	7	51,162	51,169
Consumer	257	270	797	1,324	169,323	170,647
	$1,969	$884	$2,071	$4,924	$1,044,614	$1,049,538

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$8,617	$8,617
Commercial real estate	573	357	2,667	3,597	206,607	210,204
Commercial real estate—construction and development	168	489	3,612	4,269	40,104	44,373
Residential real estate	4,688	1,105	6,777	12,570	245,530	258,100
Consumer	1,412	381	1,231	3,024	56,276	59,300
Commercial and industrial	46	24	536	606	24,741	25,347
Single pay	—	—	—	—	—	—
	$6,887	$2,356	$14,823	$24,066	$581,875	$605,941
December 31, 2015
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,628	$12,628
Commercial real estate	1,118	426	5,624	7,168	248,262	255,430
Commercial real estate—construction and development	784	367	2,162	3,313	50,959	54,272
Residential real estate	4,705	1,155	8,095	13,955	299,364	313,319
Consumer	1,756	380	2,085	4,221	66,513	70,734
Commercial and industrial	272	137	846	1,255	29,938	31,193
Single pay	—	—	—	—	—	—
	$8,635	$2,465	$18,812	$29,912	$707,664	$737,576

The following is a summary of information pertaining to impaired non‑acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
December 31, 2016
Commercial real estate:
Construction and land development	$7,394	$1,074	$1,959	$3,033	$348
Commercial non-owner occupied	2,417	223	583	806	170
Commercial owner occupied	10,118	3,976	2,269	6,245	67
Consumer real estate:
Consumer owner occupied	7,090	2,120	3,553	5,673	80
Home equity loans	2,165	244	1,430	1,674	40
Commercial and industrial	2,335	—	1,263	1,263	386
Other income producing property	3,166	99	2,273	2,372	242
Consumer	394	—	145	145	4
Other loans	—	—	—	—	—
Total	$35,079	$7,736	$13,475	$21,211	$1,337
December 31, 2015
Commercial real estate:
Construction and land development	$9,931	$1,004	$5,276	$6,280	$615
Commercial non-owner occupied	2,909	233	1,219	1,452	34
Commercial owner occupied	11,516	4,134	3,591	7,725	101
Consumer real estate:
Consumer owner occupied	9,001	3,505	4,044	7,549	138
Home equity loans	483	186	123	309	3
Commercial and industrial	2,641	273	1,214	1,487	279
Other income producing property	5,763	112	4,779	4,891	422
Consumer	155	—	102	102	3
Other loans	611	—	423	423	12
Total	$43,010	$9,447	$20,771	$30,218	$1,607

Acquired credit impaired loans are accounted for in pools as shown on page F‑29 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non‑acquired loans, and interest income recognized on these loans:

	Year Ended December 31,
	2016		2015		2014
	Average		Average		Average
	Investment in	Interest Income	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$4,657	$120	$5,566	$263	$5,295	$80
Commercial non-owner occupied	1,129	32	2,531	66	3,145	68
Commercial owner occupied	6,985	291	8,442	368	10,360	141
Consumer real estate:
Consumer owner occupied	6,611	206	5,257	183	2,990	113
Home equity loans	992	61	170	10	15	1
Commercial and industrial	1,375	52	1,198	61	657	27
Other income producing property	3,632	145	5,195	245	4,073	163
Consumer	123	6	81	4	30	5
Other loans	211	—	211	16	—	—
Total Impaired Loans	$25,715	$913	$28,651	$1,216	$26,565	$598

The following is a summary of information pertaining to non‑acquired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2016	2015
Commercial non-owner occupied real estate:
Construction and land development	$672	$1,090
Commercial non-owner occupied	578	184
Total commercial non-owner occupied real estate	1,250	1,274
Consumer real estate:
Consumer owner occupied	5,711	7,766
Home equity loans	1,629	1,769
Total consumer real estate	7,340	9,535
Commercial owner occupied real estate	2,189	3,056
Commercial and industrial	420	515
Other income producing property	356	746
Consumer	930	659
Restructured loans	1,979	2,662
Total loans on nonaccrual status	$14,464	$18,447

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2016	2015
Commercial non-owner occupied real estate:
Construction and land development	$232	$37
Commercial non-owner occupied	-	-
Total commercial non-owner occupied real estate	232	37
Consumer real estate:
Consumer owner occupied	1,405	976
Home equity loans	1,643	1,103
Total consumer real estate	3,048	2,079
Commercial owner occupied real estate	61	44
Commercial and industrial	1	1
Other income producing property	145	168
Consumer	1,241	1,435
Total loans on nonaccrual status	$4,728	$3,764

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

The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310‑40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the twelve months ended December 31, 2016 and 2015, the Company’s TDRs were not material.

Note 5—FDIC Indemnification Asset

The following table provides changes in the FDIC indemnification asset:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of period	$4,401	$22,161	$86,447
Decrease in expected losses on loans	(23)	(788)	(2,421)
Additional recoveries on OREO	(1,736)	(5,440)	(4,520)
Reimbursable expenses	71	789	2,829
Amortization of discounts and premiums, net	(1,475)	(8,587)	(21,895)
Payments to (from) FDIC	853	(3,734)	(38,279)
Termination of Loss Share Agreements	(2,091)	—
Balance at end of period	$—	$4,401	$22,161

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

Note 6—Other Real Estate Owned

The following is a summary of the changes in the carrying value of OREO:

		Covered
(Dollars in thousands)	OREO	OREO	Total
Balance, December 31, 2013	$37,398	$27,520	$64,918
Additions, net	29,260	16,555	45,815
Writedowns	(4,827)	(5,858)	(10,685)
Sold	(35,332)	(21,990)	(57,322)
Balance, December 31, 2014	26,499	16,227	42,726
Transfers	2,245	(2,245)	—
Additions, net	21,419	9,283	30,702
Writedowns	(3,163)	(6,265)	(9,428)
Sold	(22,197)	(11,249)	(33,446)
Balance, December 31, 2015	$24,803	$5,751	$30,554
Transfers	4,222	(4,222)	—
Additions, net	11,842	2,151	13,993
Writedowns	(2,270)	(2,131)	(4,401)
Sold	(20,281)	(1,549)	(21,830)
Balance, December 31, 2016	$18,316	$—	$18,316

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

At December 31, 2016, there were a total of 90 properties included in OREO, of which none were covered.  This compares to 138 properties included in OREO, with 118 uncovered and 20 covered by loss share agreements with the FDIC, at December 31, 2015.  At December 30, 2016, the Company had $3.6 million in residential real estate included in OREO and $5.1 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2016	2015
Land					$56,454	$55,590
Buildings and leasehold improvements	15	-	40	years	148,404	139,946
Equipment and furnishings	3	-	10	years	88,323	79,585
Construction in process					3,613	3,640
Total					296,794	278,761
Less accumulated depreciation					(113,284)	(104,224)
					$183,510	$174,537

Depreciation expense charged to operations was $11.5 million, $11.1 million, and $11.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016 and 2015, computer software with an original cost of $9.7 million and $6.3 million, respectively, were being amortized using the straight‑line method over thirty-six months. Amortization expense totaled $2.3 million, $1.8 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 8—Goodwill and Other Intangible Assets

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill as of December 31, 2016. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$338,340	$317,688
Additions:
Goodwill from BOA branch acquisition	—	20,652
Balance at end of period	$338,340	$338,340

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2016	2015
Gross carrying amount	$82,154	$82,154
Accumulated amortization	(42,306)	(34,729)
	$39,848	$47,425

Amortization expense totaled $7.6 million, $8.3 million and $8.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. Other intangibles are amortized using either the straight‑line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2017	$7,202
2018	6,729
2019	6,330
2020	5,792
2021	5,188
Thereafter	8,607
$39,848

Note 9—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2016	2015
Certificates of deposit	$872,773	$1,092,750
Interest-bearing demand deposits	3,461,004	3,293,942
Non-interest bearing demand deposits	2,199,046	1,976,480
Savings deposits	799,615	735,961
Other time deposits	1,985	1,295
Total deposits	$7,334,423	$7,100,428

At December 31, 2016, and 2015 the Company had $83.7 million and $114.9 million in certificates of deposits of $250,000 and greater, respectively. At December 31, 2016 and 2015, the Company had $2.9 million and $18.9 million, respectively, in traditional, out‑of‑market brokered deposits.

At December 31, 2016, the scheduled maturities of time deposits (includes $2.0 million of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Year ended December 31:
2017	$642,996
2018	97,093
2019	43,094
2020	46,592
2021	35,033
Thereafter	9,950
$874,758

Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$313,773	0.24%	$288,231	0.19%	$221,541	0.14%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$320,901	0.18%	$291,428	0.14%	$253,948	0.14%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$334,260		$320,373		$321,733

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

At December 31, 2016 and December 31, 2015, the Company's repurchase agreement totaled $238.3 million and $219.9 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2016 and December 31, 2015.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $238.3 million and $219.9 million at December 31, 2016 and December 31, 2015, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 11— Other Borrowings

The Company’s other borrowings were as follows:

	December 31,
(Dollars in thousands)	2016	2015
SCBT Capital Trust III junior subordinated debt with a fixed interest rate of 5.92% until September 15, 2015 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 159 basis points adjusted quarterly; matures on July 18, 2035, and can be called by the issuer without penalty on or after September 15, 2012 for the outstanding principal plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	$20,619	$20,619
SCBT Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	12,372	12,372
SCBT Capital Trust II junior subordinated debt with a fixed interest rate of 6.37% until June 15, 2010 and thereafter at a rate equal to the three-month LIBOR rate plus a spread of 179 basis points adjusted quarterly; matures on June 15, 2035, and can be called by the issuer without penalty on or after June 30, 2010 for the principal outstanding plus any accrued and unpaid interest. Guaranteed by the Company on a subordinated basis.	8,248	8,248
SAVB Capital Trust I junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 285 basis points adjusted quarterly; matures on October 7, 2033, and can be called by the issuer without penalty on or after October 7, 2008 for the principal outstanding plus any accrued and unpaid interest; net of discount of $114 on December 31, 2016. Guaranteed by the Company on a subordinated basis.	6,072	5,958
SAVB Capital Trust II junior subordinated debt with a variable interest rate equal to the three-month LIBOR rate plus a spread of 220 basis points adjusted quarterly; matures on December 15, 2034, and can be called by the issuer without penalty on or after December 15, 2009 for the principal outstanding plus any accrued and unpaid interest; net of discount of $99 on December 31, 2016. Guaranteed by the Company on a subordinated basis.	4,025	3,926
TSB Statutory Trust I junior subordinated debt with a variable interest rate of three-month LIBOR plus 172 basis points and pays interest quarterly; rate is subject to quarterly resets; matures on March 14, 2037, and can be called by the issuer without penalty on or after December 15, 2011. Guaranteed by the Company on a subordinated basis.	3,093	3,093
Other	929	942
	$55,358	$55,158

FHLB Advances

The Company has from time‑to‑time entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket‑floating lien.

As of December 31, 2016, and 2015, there was $123,000 and $130,000 in outstanding advances, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2016, were approximately $2.6 billion which allows the Company a total borrowing capacity at FHLB of approximately $1.3 billion. After accounting for letters of credit totaling $5.7 million, the Company had unused net credit available with the FHLB in the amount of approximately $1.3 billion at December 31, 2016.

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

As of December 31, 2016, the sole assets of the Trusts were an aggregate of $54.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2016, the Company recorded a $54.4 million liability for the junior subordinated debt securities, net of a $213,000 discount recorded on SAVB Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $54.6 million and the Company would fully amortize any remaining discount into interest expense.  The remaining discount is being amortized over either a two and one-half year period or five year period.

For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Line of Credit

On November 15, 2016, the Company entered into a Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $10 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 15, 2017, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.75%.

Principal maturities of other borrowings are summarized below:

	Junior
	Subordinated
(Dollars in thousands)	Debt	Other	Total
Year Ended December 31,
2017	$—	$7	$7
2018	—	7	7
2019	—	7	7
2020	—	7	7
2021	—	8	8
Thereafter	54,429	893	55,322
	$54,429	$929	$55,358

Note 12—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current:
Federal	$37,187	$41,527	$8,577
State	3,325	2,327	1,609
Total current tax expense	40,512	43,854	10,186
Deferred:
Federal	11,684	6,344	26,156
State	564	704	(351)
Total deferred tax expense	12,248	7,048	25,805
Provision for income taxes	$52,760	$50,902	$35,991

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Income taxes at federal statutory rate	$53,915	$52,631	$39,000
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	2,527	1,970	818
Non-deductible merger expenses	686	—	—
Tax-exempt interest	(1,956)	(1,842)	(1,778)
Income tax credits	(2,068)	(1,781)	(1,257)
Dividends received deduction	(12)	(8)	(5)
Other, net	(332)	(68)	(787)
	$52,760	$50,902	$35,991

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2016	2015
Allowance for loan losses	$14,913	$13,680
Other-than-temporary impairment on securities	295	295
Share-based compensation	3,915	1,224
Pension plan and post-retirement benefits	1,450	1,449
Deferred compensation	3,155	2,832
Purchase accounting adjustments	34,499	45,066
Other real estate owned	962	1,468
Tax deductible goodwill	682	1,361
Net operating loss carryforwards	14,645	15,757
Cash flow hedge	190	274
Unrealized losses on investment securities available for sale	1,053	—
Other	688	563
Total deferred tax assets	76,447	83,969
Gain on FDIC assisted transaction deferred for tax purposes	3,540	4,493
Unrealized gains on investment securities available for sale	—	1,595
Depreciation	7,510	6,589
Intangible assets	11,239	13,328
Deferred loan fees	7,911	5,404
Prepaid expense	523	524
Mortgage servicing rights	10,380	9,375
Other	2,219	3,098
Total deferred tax liabilities	43,322	44,406
Net deferred tax assets before valuation allowance	33,125	39,563
Less, valuation allowance	(2,002)	(1,736)
Net deferred tax assets	$31,123	$37,827

The Company had federal net operating loss (“NOL”) carryforwards of $27.9 million and $31.3 million for the years ended December 31, 2016 and 2015, respectively, which expire in varying amounts through 2033. As a result of the Peoples and Savannah ownership changes in 2012, Section 382 of the Internal Revenue Code places an annual limitation of the amount of federal net operating loss carryforwards which the Company may utilize. Additionally, section 382 limits the Company’s ability to utilize certain tax deductions (realized built‑in losses or “RBIL”) due to the existence of a Net Unrealized Built‑in Loss (“NUBIL”) at the time of the change in control. The Company is allowed to carry forward any such RBIL under terms similar to those related to NOLs. Consequently, $8.9 million of the Company’s NOL carryforwards attributed to the Peoples acquisition are subject to annual limitations of $1.5 million, and $18.9 million of the Company’s NOL carryforwards attributed to the Savannah acquisition are subject to annual limitation of $2.0 million. All of the NUBIL limitations were exhausted as of December 31, 2013. The Company expects all section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company had state net operating loss carryforwards of $72.1 million and $64.4 million for the years ended December 31, 2016 and 2015 respectively, which expire in varying amounts through 2036. There is a valuation allowance of $2.0 million that relates to the parent company’s state operating loss carryforwards for which realizability is uncertain. The change in the valuation allowance for the years ended December 31, 2016, 2015, and 2014 was immaterial.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2016.

As of December 31, 2016, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

Federal tax returns for 2014 and subsequent tax years remain subject to examination by taxing authorities as of December 31, 2016.  State tax returns for 2013 and subsequent tax years remain subject to examination by taxing authorities as of December 31, 2016.

Note 13— Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Business development and staff related	$6,210	$6,642	$5,684
Other loan expense	2,486	2,942	2,056
Director and shareholder expense	2,004	2,118	1,550
Armored carrier and courier expense	1,470	1,354	1,559
Property and sales tax	1,145	1,362	616
Other	8,016	7,031	7,426
	$21,331	$21,449	$18,891

Note 14—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and shares in thousands, except for per share amounts)	2016	2015	2014
Basic earnings per common share:
Net income	$101,282	$99,473	$74,364
Weighted-average basic common shares	23,998	23,966	23,897
Basic earnings per common share	$4.22	$4.15	$3.11
Diluted earnings per share:
Net income	$101,282	$99,473	$74,364
Weighted-average basic common shares	23,998	23,966	23,897
Effect of dilutive securities	221	258	257
Weighted-average dilutive shares	24,219	24,224	24,154
Diluted earnings per common share	$4.18	$4.11	$3.08

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
(Dollars in thousands)	2016			2015			2014
Number of shares			69,572			47,865			22,497
Range of exercise prices	$61.42	to	$69.48	$61.42	to	$66.32	$61.49	to	$66.32

Note 15—Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2013	$(3,585)	$(5,573)	$(565)	$(9,723)
Other comprehensive income (loss) before reclassifications	(2,201)	11,039	(156)	8,682
Amounts reclassified from accumulated other comprehensive income	471	1	192	664
Net comprehensive income (loss)	(1,730)	11,040	36	9,346
Balance at December 31, 2014	(5,315)	5,467	(529)	(377)
Other comprehensive loss before reclassifications	(1,332)	(3,181)	(104)	(4,617)
Amounts reclassified from accumulated other comprehensive income	632	302	189	1,123
Net comprehensive income (loss)	(700)	(2,879)	85	(3,494)
Balance at December 31, 2015	(6,015)	2,588	(444)	(3,871)
Other comprehensive loss before reclassifications	(749)	(4,221)	(34)	(5,004)
Amounts reclassified from accumulated other comprehensive income (loss)	569	(75)	170	664
Net comprehensive income (loss)	(180)	(4,296)	136	(4,340)
Balance at December 31, 2016	$(6,195)	$(1,708)	$(308)	$(8,211)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2016	2015	2014	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$275	$305	$310	Interest expense
	(105)	(116)	(118)	Provision for income taxes
	170	189	192	Net income
Gains on sales of available for sale securities:
	$(122)	$—	$2	Other noninterest income
	47	—	(1)	Provision for income taxes
	(75)	—	1	Net income
Other-than-temporary impairment losses on available for sale securities:
	$—	$489	$—	Other noninterest income
	—	(187)	—	Provision for income taxes
	—	302	—	Net income
Amortization of defined benefit pension:
Actuarial losses	$920	$1,021	$761	Salaries and employee benefits
	(351)	(389)	(290)	Provision for income taxes
	569	632	471	Net income
Total reclassifications for the period	$664	$1,123	$664

Note 16—Restrictions on Subsidiary Dividends, Loans, or Advances

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the South Carolina Board of Financial Institutions (“SCBFI”) is required to pay dividends that exceeds 100% of net income in any calendar year. The Federal

Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings.

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

Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $116.2 million and $108.9 million at December 31, 2016 and 2015, respectively.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non‑contributory defined benefit plan. The pension plan remained suspended as of December 31, 2016.

The following sets forth the pension plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$28,260	$28,002	$24,608
Service cost	112	—	—
Interest cost	1,132	1,017	1,111
Actuarial loss	435	132	3,057
Benefits paid	(1,015)	(891)	(774)
Expenses	(124)	—	—
Benefit obligation at end of year	28,800	28,260	28,002
Change in plan assets:
Fair value of plan assets at beginning of year	27,444	28,451	27,033
Actual return on plan assets	1,911	(116)	1,592
Employer contribution	—	—	600
Benefits paid	(1,015)	(891)	(774)
Expenses	(124)	—	—
Fair value of plan assets at end of year	28,216	27,444	28,451
Funded (unfunded) status	$(584)	$(816)	$449

At December 31, 2016 and 2015, the net losses recognized in accumulated other comprehensive income excluding related income tax effects were $9.5 million and $9.6 million, respectively.

The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2016	2015	2014
Interest cost	$1,132	$1,017	$1,110
Service cost	112	—	—
Expected return on plan assets	(2,131)	(2,067)	(1,938)
Recognized net actuarial loss	816	898	659
Net periodic pension benefit	(71)	(152)	(169)
Net loss	655	2,315	3,404
Amortization of net loss	(816)	(898)	(659)
Total amount recognized in other comprehensive income	(161)	1,417	2,745
Total recognized in net periodic benefit cost and other comprehensive income	$(232)	$1,265	$2,576

The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $910,000.

The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2016	2015
Projected benefit obligation	$28,800	$28,260
Accumulated benefit obligation	28,800	28,260
Fair value of plan assets	28,216	27,444

The Company used a 4.00% and 4.10% discount rate in its weighted‑average assumptions used to determine the benefit obligation at December 31, 2016, and 2015, respectively. The rate of compensation increase was not applicable in the Company’s weighted‑average assumptions because of the plan curtailment at June 30, 2009. The weighted‑average assumptions used to determine net periodic pension cost are as follows:

	Year ended
	December 31,
	2016	2015	2014
Discount rate	4.10%	3.70%	4.60%
Expected long-term return on plan assets	7.75%	7.75%	7.75%

For the years ended December 31, 2016, 2015, and 2014, the discount rate of 4.10%, 3.70%, and 4.60%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

The expected rate of return for the pension plan’s assets represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considered long‑term compound annualized returns of historical market data as well as historical actual returns on the Company’s plan assets. Using this reference information, the Company developed forward‑looking return expectations for each asset category and a weighted average expected long‑term rate of return for a targeted portfolio allocated across these investment categories. In developing the long‑term rate of return assumption for the pension plan, the Company utilized the following long‑term rate of return and standard deviation assumptions:

	Rate of	Standard
	Return	Deviation
Asset Class	Assumption	Assumption
Cash Equivalents	3.00%	0.48%
High Grade Fixed Income	6.19%	3.48%
High Yield Fixed Income	8.35%	8.71%
International Fixed Income	6.34%	8.37%
Large Cap Equity	10.00%	14.35%
Mid Cap Equity	11.33%	16.54%
Mid/Small Cap Equity	10.20%	17.70%
Small Cap Equity	9.06%	18.86%
Foreign Equity	5.82%	17.13%

The portfolio’s equity weighting is consistent with the long‑term nature of the Plan’s benefit obligation, and the expected annual return on the portfolio of 7.75%.

The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long‑term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long‑term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan’s investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55 - 65%, Fixed Income 20 - 40%, Cash Equivalents 0 - 35%. As of December 31, 2016, approximately 59% of pension plan assets were invested with equity managers, approximately 32% of pension plan assets were invested with fixed income managers, and approximately 9% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

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

The fair values of the Company’s pension plan assets at December 31, 2016 by asset category are as follows:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6	$6	$—	$—
Money market funds	2,611	2,611	—	—
Broad market fixed income	8,889	8,889	—	—
Domestic equity	14,388	14,388	—	—
Foreign equity	2,322	2,322	—	—
Total assets	$28,216	$28,216	$—	$—

As of December 31, 2016 and 2015, the Plan’s domestic equity securities did not include any of the Company’s common stock. The plan made no purchases of the Company’s stock during 2016, 2015 and 2014.

Estimated future benefit payments for the next ten years:

(Dollars in thousands)
2017	$1,423
2018	1,480
2019	1,521
2020	1,583
2021	1,596
2022-2026	8,254
$15,857

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Pension	$(205)	$(152)	$(169)
Employee savings plan/ 401(k)	6,178	5,873	4,966
Supplemental executive retirement plan	134	306	88
Post-retirement benefits	192	212	242
	$6,299	$6,239	$5,127

The Company does not expect to contribute to the pension plan in 2017, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

The Company and its subsidiaries have a Safe Harbor plan. Under the plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation in any combination of pre‑tax deferrals or Roth post‑tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of salary.  Effective January 1, 2015, employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals and payable the first quarter of the following year.

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

Note 18—Post‑Retirement Benefits

At December 31, 2016, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, South State Bank Retiree Medical Plan (the “retiree medical plan”) and the First Federal Retiree Welfare Plan (the “retiree welfare plan”).

Retiree Medical Plan

Under the retiree medical plan, post‑retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2016, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$422	$436	$444
Interest cost	13	12	15
Actuarial loss	1	19	24
Benefits paid	(43)	(45)	(47)
Benefit obligation at end of year	393	422	436
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	43	45	47
Benefits paid	(43)	(45)	(47)
Fair value of plan assets at end of year	—	—	—
Funded status	$(393)	$(422)	$(436)

Weighted‑average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2016	2015	2014
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.50%	3.30%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.30%	3.00%	3.60%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest cost	$13	$12	$15
Recognized net actuarial loss	10	9	6
Net periodic benefit cost	23	21	21
Net loss	1	19	24
Amortization of loss	(10)	(9)	(6)
Total amount recognized in other comprehensive income	(9)	10	18
Total recognized in net periodic benefit cost and other comprehensive income	$14	$31	$39

The estimated net loss for the retiree medical plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $10,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post‑retirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at the end of 2016:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$1	$(1)
Effect on postretirement benefit obligation	23	(21)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2017	$42
2018	42
2019	41
2020	39
2021	38
2022-2026	157
$359

The Company expects to contribute approximately $42,000 to the retiree medical plan in 2017.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired FFHI employees who are currently receiving benefits. The plan was unfunded at December 31, 2016, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$2,092	$2,331	$2,197
Interest cost	74	77	85
Participants’ contributions	—	—	72
Actuarial (gain) loss	546	(105)	299
Benefits paid	(280)	(233)	(322)
Less: Federal subsidy on benefits paid	15	22	—
Benefit obligation at end of year	2,447	2,092	2,331
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	280	233	250
Participants’ contributions	—	—	72
Benefits paid	(280)	(233)	(322)
Fair value of plan assets at end of year	—	—	—
Funded status	$(2,447)	$(2,092)	$(2,331)

Weighted‑average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2016	2015	2014
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.50%	3.70%	3.45%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.70%	3.45%	4.05%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	6.25%	6.50%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest cost	$74	$77	$84
Recognized net actuarial loss	95	115	96
Net periodic benefit cost	169	192	180
Net (gain) loss	546	(106)	299
Amortization of loss	(95)	(115)	(96)
Total amount recognized in other comprehensive income	451	(221)	203
Total recognized in net periodic benefit cost and other comprehensive income	$620	$(29)	$383

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $134,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post‑retirement benefit plan. A one‑percentage point change in assumed health care cost trend rates would have the following effects at the end of 2016:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on aggregate service and interest cost	$6	$(6)
Effect on postretirement benefit obligation	176	(159)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2017	$236
2018	233
2019	229
2020	223
2021	216
2022-2026	932
$2,069

The Company expects to contribute approximately $236,000 to the retiree welfare plan in 2017.

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

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	285,405	$38.85	294,342	$35.91	295,916	$33.26
Granted	25,682	63.79	26,430	61.74	22,497	65.59
Exercised	(63,527)	34.70	(35,360)	31.51	(22,878)	31.06
Forfeited	(1,025)	35.20	—	—	(1,180)	31.97
Expired	—	—	(7)	31.72	(13)	27.22
Outstanding at December 31	246,535	42.53	285,405	38.85	294,342	35.91
Exercisable at December 31	185,758	36.33	227,130	34.48	239,417	33.17
Weighted-average fair value of options granted during the year		$25.19		$25.08		$26.44

The aggregate intrinsic value of 246,535, 285,405, and 294,342 stock options outstanding at December 31, 2016, 2015, and 2014 was $11.1 million, $9.4 million, and $9.2 million, respectively. The aggregate intrinsic value of 185,758, 227,130, and 239,417 stock options exercisable at December 31, 2016, 2015, and 2014 was $9.5 million, $8.5 million, and $8.1 million, respectively. The aggregate intrinsic value of 63,527, 35,360, and 22,878 stock options exercised for the years ended December 31, 2016, 2015, and 2014 was $2.5 million, $1.3 million, and $724,000, respectively.

Information pertaining to options outstanding at December 31, 2016, is as follows:

			Options Outstanding				Options Exercisable
				Weighted					Weighted
				Average					Average
				Remaining		Weighted		Weighted	Remaining
Range of			Number	Contractual		Average	Number	Average	Contractual
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Exercise Price	Life
$26.01	-	$30.00	24,296	2.3	years	27.46	24,296	27.46
$30.01	-	$35.00	93,388	3.4	years	31.69	93,385	31.69
$35.01	-	$40.00	29,735	2.2	years	36.90	29,732	36.89
$40.01	-	$45.00	24,507	5.9	years	41.42	19,163	41.41
$45.01	-	$88.05	74,609	8.1	years	63.61	19,182	64.25
			246,535	4.8	years	42.53	185,758	36.33	3.8	years

The fair value of options is estimated at the date of grant using the Black‑Scholes option pricing model and expensed over the options’ vesting periods. The following weighted‑average assumptions were used in valuing options issued:

	Year ended December 31,
	2016		2015		2014
Dividend yield	1.60%		1.40%		1.27%
Expected life	8.5	years	8.5	years	6	years
Expected volatility	40.6%		40.9%		43.8%
Risk-free interest rate	1.90%		1.79%		2.10%

As of December 31, 2016, there was $947,000 of total unrecognized compensation cost related to non‑vested stock option grants under the plans. The cost is expected to be recognized over a weighted‑average period of 1.10 year as of December 31, 2016. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was approximately $455,000, $386,000 and $413,000, respectively. Compensation expense of $545,000, $483,000, and $394,000 was recorded in 2016, 2015, and 2014, respectively.

Restricted Stock

The Company from routinely also grants shares of restricted stock to key employees and non‑employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees typically cliff vest after four years. Grants to non‑employee directors typically vest within a 12-month period.

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

Non‑vested restricted stock for the year ended December 31, 2016 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2016	218,282	$44.56
Granted	44,301	67.51
Vested	(77,494)	40.23
Forfeited	(2,075)	58.93
Nonvested at December 31, 2016	183,014	51.88

The Company granted 44,301, 45,605, and 28,014 shares for the years ended December 31, 2016, 2015, and 2014, respectively. The weighted‑average‑ grant‑date fair value of restricted shares granted in 2016, 2015, and 2014 was $67.51, $70.86, and $60.40, respectively. Compensation expense of $2.7 million, $2.5 million, and $2.3 million was recorded in 2016, 2015, and 2014, respectively.

The vesting schedule of these shares as of December 31, 2016 is as follows:

Shares
2016	58,992
2017	35,620
2018	31,167
2019	39,033
2020	3,405
Thereafter	14,797
183,014

As of December 31, 2016, there was $5.0 million of total unrecognized compensation cost related to non‑vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted‑average period of 2.19 years as of December 31, 2016. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was approximately $3.2 million, $2.1 million, and $1.2 million, respectively.

Restricted Stock Units

The Company from time‑to‑time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date). The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses on a straight‑line basis typically over the performance and vesting periods based upon the probable performance target that will be met. For the year ended December 31, 2016, the Company accrued for 98.5% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the year ended December 31, 2016 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2016	79,789	$64.66
Granted	68,842	65.23
Vested	(40,116)	61.06
Forfeited	(639)	63.93
Nonvested at December 31, 2016	107,876	66.37

The Company granted 68,842, 39,672 and 37,802 shares for the year ended December 31, 2016, 2015 and 2014, respectively. The weighted‑average grant‑date fair value of restricted stock units granted in 2016 was $65.23. Compensation expense of $2.9 million, $2.8 million, and $1.2 million was recorded in 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $4.1 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted‑average period of 1.63 years as of December 31, 2016.  The total fair value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was approximately $4.3 million, $1.9 million, and $125,000, respectively.

Employee Stock Purchase Plan

The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2017, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 102,000 shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter.

The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $48,000, $48,000 and $44,000 in share‑based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 20—Stock Repurchase Program

In February 2004, the Company’s Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock.  This program does not have a formal expiration date and superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company repurchased 32,900 shares at a cost of $2.1 million during the year ended December 31, 2016 and 60,000 shares at a cost of $4.3 million during the year ended December 31, 2015.  The Company did not repurchase any shares during the years ended December 31, 2014 under the stock repurchase program. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 55,537, 21,046, and 14,723 shares at a cost of $3.9 million, $1.4 million, and $917,000 in 2016, 2015, and 2014, respectively.

Note 21—Lease Commitments

The Company’s subsidiary was obligated at December 31, 2016, under certain noncancelable operating leases extending to the year 2038 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Year Ended December 31,
2017	5,009
2018	4,912
2019	4,012
2020	3,673
2021	3,561
Thereafter	15,556
$36,723

Total lease expense for the years ended December 31, 2016, 2015, and 2014 was $5.7 million, $6.6 million and $6.2 million, respectively.

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

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2016, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 23—Related Party Transactions

During 2016 and 2015, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $35.4 million and $23.6 million at December 31, 2016 and 2015 respectively. During 2016, $20.0 million of new loans were made to this group while repayments of $8.2 million were received during the year. Related party deposits totaled approximately $19.3 million and $20.4 million at December 31, 2016 and 2015, respectively.

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

The subsidiary’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on‑balance sheet instruments. At December 31, 2016 and 2015, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	December 31,
(Dollars in thousands)	2016	2015
Commitments to extend credit	$1,670,097	$1,437,118
Standby letters of credit and financial guarantees	16,930	17,392
	$1,687,027	$1,454,510

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2016, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

Typically OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, OREO is considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market, and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016:
Assets
Derivative financial instruments	$2,606	$—	$2,606	$—
Loans held for sale	50,572	—	50,572	—
Securities available for sale:
Government-sponsored entities debt	84,642	—	84,642	—
State and municipal obligations	107,402	—	107,402	—
Mortgage-backed securities	803,577	—	803,577	—
Corporate stocks	3,784	2,559	1,225	—
Total securities available for sale	999,405	2,559	996,846	—
Mortgage servicing rights	29,037	—	—	29,037
	$1,081,620	$2,559	$1,050,024	$29,037
Liabilities
Derivative financial instruments	$730	$—	$730	$—

December 31, 2015:
Assets
Derivative financial instruments	$1,415	$—	$1,415	$—
Loans held for sale	41,649	—	41,649	—
Securities available for sale:
Government-sponsored entities debt	162,507	—	162,507	—
State and municipal obligations	131,364	—	131,364	—
Mortgage-backed securities	711,849	—	711,849	—
Corporate stocks	3,821	2,596	1,225	—
Total securities available for sale	1,009,541	2,596	1,006,945	—
Mortgage servicing rights	26,202	—	—	26,202
	$1,078,807	$2,596	$1,050,009	$26,202
Liabilities
Derivative financial instruments	$838	$—	$838	$—

There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2016, and 2015.

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2016	$26,202	$—
Servicing assets that resulted from transfers of financial assets	6,428	—
Changes in fair value due to valuation inputs or assumptions	560	—
Changes in fair value due to decay	(4,153)	—
Fair value , December 31, 2016	$29,037	$—

Fair value, January 1, 2015	$21,601	$—
Servicing assets that resulted from transfers of financial assets	6,957	—
Changes in fair value due to valuation inputs or assumptions	1,015	—
Changes in fair value due to decay	(3,371)	—
Fair value, December 31, 2015	$26,202	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at December 31, 2016 or 2015.

See Note 29 – Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016:
OREO	$18,316	$—	$—	$18,316
Non-acquired impaired loans	6,611	—	—	6,611
December 31, 2015:
OREO	$30,554	$—	$—	$30,554
Non-acquired impaired loans	13,355	—	—	13,355

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2016	2015
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	6%	6%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	18%	16%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount is a reasonable estimate of fair value.

Investment Securities—Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of FHLB stock approximates fair value based on the redemption provisions. The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 3-Investment Securities for additional information, as well as page F-65 regarding fair value

Loans held for sale — The fair values disclosed for loans held for sale are based on commitments from investors for loans with similar characteristics.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2016
Financial assets:
Cash and cash equivalents	$374,448	$374,448	$374,448	$—	$—
Investment securities	1,014,981	1,015,137	12,041	1,003,096	—
Loans held for sale	50,572	50,572	—	50,572	—
Loans, net of allowance for loan losses	6,643,326	6,649,575	—	—	6,649,575
FDIC receivable for loss share agreements	—	—	—	—	—
Accrued interest receivable	18,618	18,618	—	3,642	14,976
Mortgage servicing rights	29,037	29,037	—	—	29,037
Other derivative financial instruments (mortgage banking related)	2,606	2,606	—	2,606	—
Financial liabilities:
Deposits	7,334,423	6,935,867	—	6,935,867	—
Federal funds purchased and securities sold under agreements to repurchase	313,773	313,773	—	313,773	—
Other borrowings	55,358	54,379	—	54,379	—
Accrued interest payable	1,359	1,359	—	1,359	—
Interest rate swap - cash flow hedge	498	498	—	498	—
Other derivative financial instruments (mortgage banking related)	232	232	—	232	—
Off balance sheet financial instruments:
Commitments to extend credit	—	1,587	—	1,587	—
December 31, 2015
Financial assets:
Cash and cash equivalents	$695,794	$695,794	$695,794	$—	$—
Investment securities	1,027,748	1,028,157	11,489	1,016,668	—
Loans held for sale	41,649	41,649	—	41,649	—
Loans, net of allowance for loan losses	5,970,044	6,068,252	—	—	6,068,252
FDIC receivable for loss share agreements	4,401	(2,452)	—	—	(2,452)
Accrued interest receivable	17,083	17,083	—	3,883	13,200
Mortgage servicing rights	26,202	26,202	—	—	26,202
Other derivative financial instruments (mortgage banking related)	1,415	1,415	—	1,415	—
Financial liabilities:
Deposits	7,100,428	6,785,911	—	6,785,911	—
Federal funds purchased and securities sold under agreements to repurchase	288,231	288,231	—	288,231	—
Other borrowings	55,158	49,762	—	49,762	—
Accrued interest payable	2,190	2,190	—	2,190	—
Interest rate swap - cash flow hedge	718	718	—	718	—
Other derivative financial instruments (mortgage banking related)	120	120	—	120	—
Off balance sheet financial instruments:
Commitments to extend credit	—	23,927	—	23,927	—

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

The following table presents actual and required capital ratios as of December 31, 2016 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2016
Common equity Tier 1 to risk-weighted assets:
Consolidated	$788,544	11.66%	$346,730	5.125%	$473,582	7.00%	$439,755	6.50%
South State Bank (the Bank)	815,823	12.06%	346,629	5.125%	473,444	7.00%	439,627	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	841,266	12.43%	448,212	6.625%	575,064	8.50%	541,237	8.00%
South State Bank (the Bank)	815,823	12.06%	448,081	6.625%	574,896	8.50%	541,079	8.00%
Total capital to risk-weighted assets:
Consolidated	881,957	13.04%	583,521	8.625%	710,374	10.50%	676,546	10.00%
South State Bank (the Bank)	856,388	12.66%	583,351	8.625%	710,166	10.50%	676,349	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	841,266	9.88%	340,612	4.00%	340,612	4.00%	425,765	5.00%
South State Bank (the Bank)	815,823	9.58%	340,483	4.00%	340,483	4.00%	425,604	5.00%
December 31, 2015:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$711,577	11.84%	$270,432	4.50%	$420,762	7.00%	$390,624	6.50%
South State Bank (the Bank)	740,532	12.33%	270,354	4.50%	420,550	7.00%	390,511	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	763,590	12.71%	360,576	6.00%	510,817	8.50%	480,768	8.00%
South State Bank (the Bank)	740,532	12.33%	360,471	6.00%	510,668	8.50%	480,629	8.00%
Total capital to risk-weighted assets:
Consolidated	801,745	13.34%	480,768	8.00%	631,009	10.50%	600,961	10.00%
South State Bank (the Bank)	778,538	12.96%	480,629	8.00%	630,825	10.50%	600,786	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	763,590	9.31%	328,085	4.00%	328,085	4.00%	410,107	5.00%
South State Bank (the Bank)	740,532	9.03%	327,854	4.00%	327,854	4.00%	409,818	5.00%

As of December 31, 2016 and 2015, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 27—Condensed Financial Statements of Parent Company

Financial information pertaining only to South State Corporation is as follows:

Condensed Balance Sheet

	December 31,
(Dollars in thousands)	2016	2015
ASSETS
Cash	$27,775	$21,592
Investment securities available for sale	631	646
Investment in subsidiaries	1,163,616	1,090,719
Other assets	1,235	1,353
Total assets	$1,193,257	$1,114,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$58,669	$54,926
Shareholders’ equity	1,134,588	1,059,384
Total liabilities and shareholders’ equity	$1,193,257	$1,114,310

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Income:
Dividends from subsidiaries	$36,328	$82,765	$89,922
Operating income	177	38	583
Total income	36,505	82,803	90,505
Operating expenses	12,688	8,883	12,026
Income before income tax benefit and equity in undistributed earnings of subsidiaries	23,817	73,920	78,479
Applicable income tax benefit	4,270	2,975	3,628
Equity in undistributed earnings of subsidiary (excess distribution)	73,195	22,578	(6,670)
Net income	101,282	99,473	75,437
Preferred stock dividends	—	—	1,073
Net income available to common shareholders	$101,282	$99,473	$74,364

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$101,282	$99,473	$75,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222	355	339
Share-based compensation	6,220	5,803	3,908
Gain on sale of securities available for sale	(122)	—	—
Decrease (increase) in other assets	26	(296)	852
(Decrease) increase in other liabilities	3,750	(1,648)	(715)
Undistributed earnings of subsidiary	(73,195)	(22,578)	6,670
Net cash provided by operating activities	38,183	81,109	86,491
Cash flows from investing activities:
Proceeds from calls of other investment securities	137	1,392	—
Payments for investments in subsidiaries	—	(384)	—
Other, net	—	—	177
Net cash provided by investing activities	137	1,008	177
Cash flows from financing activities:
Repayment of other borrowings	—	(46,392)	—
Common stock issuance	925	908	826
Common stock repurchased	(5,981)	(5,631)	(917)
Preferred stock redeemed	—	—	(65,000)
Dividends paid on preferred stock	—	—	(1,073)
Dividends paid on common stock	(29,285)	(23,710)	(19,785)
Stock options exercised	2,204	1,115	709
Net cash used in financing activities	(32,137)	(73,710)	(85,240)
Net increase in cash and cash equivalents	6,183	8,407	1,428
Cash and cash equivalents at beginning of period	21,592	13,185	11,757
Cash and cash equivalents at end of period	$27,775	$21,592	$13,185

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

The Company recognized an after‑tax unrealized gain on its cash flow hedge in other comprehensive income for the year ended December 31, 2016 of $136,000, compared to a $85,000 gain for the year ended December 31, 2015. The Company recognized a $498,000 and a $718,000 cash flow hedge liability in other liabilities on the balance sheet at December 31, 2016 and 2015, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2016 and 2015.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark‑to‑market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2016 and 2015, respectively, the Company provided $550,000 and $750,000 collateral, which is included in cash and cash equivalents on the balance sheet as interest‑bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Non-designated Hedges of Interest Rate Risk

Customer Swap

On December 28, 2016, the Company entered into two interest rate swap contracts that were classified as non-designated hedges and are not speculative in nature. One of the derivatives is an interest rate swap that was executed with a commercial borrower to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  This interest rate swap was simultaneously hedged by executing an offsetting interest rate swap that was entered into with a derivatives dealer to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2016, the interest rate swaps had an aggregate notional amount of approximately $27.7 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for a net asset carrying value of $22,000, which was recorded through earnings.

Mortgage Banking

The Company also has derivatives contracts that were not classified as accounting hedges to mitigate risks related to its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while forward sales commitments are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2016 and 2015, the Company had derivative financial instruments outstanding with notional amounts totaling $95.5 million and $ 92.0 million related to mortgage servicing rights, respectively. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a loss of $52,000 and $98,000, respectively.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

	December 31,
(Dollars in thousands)	2016	2015
Mortgage loan pipeline	$85,445	$87,486
Expected closures	64,083	65,615
Fair Value of mortgage loan pipeline commitments	1,037	1,415
Forward sales commitments	97,092	73,000
Fair value of forward commitments	1,366	(21)

Note 29—Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $2.7 billion and $2.6 billion at December 31, 2016 and 2015, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees earned by the Company during the year ended December 31, 2016 and 2015 was $6.8 million and $6.3 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At December 31, 2016 and 2015, MSRs were $29.0 million and $26.2 million, respectively, on the Company’s consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the years ended December 31, 2016 and 2015 were a gain of $560,000 and $1.0 million respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Increase (decrease) in fair value of MSRs	$560	$1,015	$(1,618)
Decay of MSRs	(4,153)	(3,371)	(2,381)
Gains (losses) related to derivatives	(402)	751	3,872
Net effect on statements of income	$(3,995)	$(1,605)	$(127)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market‑based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 25 —  Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSR are included in the following table.

	December 31,
(Dollars in thousands)	2016		2015
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.6%		99.4%
Adjustable-rate mortgage loans	0.4%		0.6%
Total	100.0%		100.0%
Weighted average life	7.70	years	7.05	years
Constant Prepayment rate (CPR)	7.7%		9.6%
Weighted average discount rate	9.8%		9.8%
Effect on fair value due to change in interest rates
25 basis point increase	$1,399		$1,562
50 basis point increase	2,557		2,950
25 basis point decrease	(1,713)		(1,866)
50 basis point decrease	(3,670)		(4,021)

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

Custodial escrow balances maintained in connection with the loan servicing were $13.2 million and $10.7 million at December 31, 2016 and 2015.

Whole loan sales were $745.7 million and $843.0 million for the years ended December 31, 2016 and 2015, of which $605.6 million and $631.1 million or 81.2% and 74.9% were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists of residential mortgage loans to be sold in the secondary market, was $50.6 million at December 31, 2016, compared with $41.6 million at December 31, 2015.

Note 30 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2016, tax credits and other tax benefits of $2.4 million and amortization of $1.5 million were recorded.  For the year ended December 31, 2015, the Company recorded tax credits and other tax benefits of $2.0 million and amortization of $1.6 million. At December 31, 2016 and 2015, the Company’s carrying value of QAHPs was $26.8 million and $19.3 million, respectively, with an original investment of $35.8 million.  The Company has $14.7 million and $5.7 million in remaining funding obligations related to these QAHPs recorded in liabilities at December 31, 2016 and 2015, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 31 – Subsequent Events

On January 3, 2017, the Company closed its merger with Southeastern Banking Financial Corporation (“SBFC”), and its wholly-owned bank subsidiary, Georgia Bank & Trust was merged into South State Bank.  The Company issued 4,978,338 shares using an exchange ratio of 0.7307.  The total purchase price was $435.1 million.  The initial allocation of the purchase price to the fair value of assets and liabilities acquired has not been completed and will be reported as part of the earnings release for first quarter of 2017 and Form 10-Q as of March 31, 2017.  As of December 31, 2016, SBFC, headquartered in Augusta, Georgia, had approximately $1.8 billion in assets, $1.5 billion in deposits and $1.1 billion in loans.  This merger added 12 offices in the Augusta, GA and Aiken, SC markets.  Southeastern ranked second in market share in the Augusta market.  The system conversion and branding change is scheduled to occur during Presidents’ Day weekend, February 17-20, 2017.