Form 10-Q
period 2017-03-31
SOUTH STATE Corp
filed 2017-05-05
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2017
Common Stock, $2.50 par value	29,244,091

South State Corporation and Subsidiary

March 31, 2017 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2017	2016	2016
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$212,042	$201,966	$183,170
Interest-bearing deposits with banks	348,602	36,241	250,229
Federal funds sold and securities purchased under agreements to resell	102,482	136,241	263,878
Total cash and cash equivalents	663,126	374,448	697,277
Investment securities:
Securities held to maturity (fair value of $6,217, $6,250 and $8,280, respectively)	6,095	6,094	7,920
Securities available for sale, at fair value	1,381,013	999,405	978,047
Other investments	13,501	9,482	9,539
Total investment securities	1,400,609	1,014,981	995,506
Loans held for sale	46,988	50,572	34,933
Loans:
Acquired credit impaired (covered of $0, $0 and $93,836, respectively; non-covered of $627,340, $602,546 and $598,601, respectively), net of allowance for loan losses	627,340	602,546	692,437
Acquired non-credit impaired (covered of $0, $0 and $7,733, respectively; non-covered of $1,715,642, $836,699 and $991,505, respectively)	1,715,642	836,699	999,238
Non-acquired	5,564,307	5,241,041	4,472,668
Less allowance for non-acquired loan losses	(38,449)	(36,960)	(35,115)
Loans, net	7,868,840	6,643,326	6,129,228
FDIC indemnification asset	—	—	2,091
Other real estate owned (covered of $0, $0 and $4,222, respectively; non-covered of $20,007, $18,316 and $21,731, respectively)	20,007	18,316	25,953
Premises and equipment, net	203,505	183,510	176,412
Bank owned life insurance	149,562	104,148	102,199
Deferred tax assets	43,075	31,123	32,045
Mortgage servicing rights	30,063	29,037	23,697
Core deposit and other intangibles	55,461	39,848	45,521
Goodwill	595,711	338,340	338,340
Other assets	73,123	72,943	67,555
Total assets	$11,150,070	$8,900,592	$8,670,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,599,111	$2,199,046	$2,020,632
Interest-bearing	6,434,327	5,135,377	5,141,316
Total deposits	9,033,438	7,334,423	7,161,948
Federal funds purchased and securities sold under agreements to repurchase	352,431	313,773	312,034
Other borrowings	107,988	55,358	55,210
Other liabilities	76,313	62,450	59,511
Total liabilities	9,570,170	7,766,004	7,588,703
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 29,230,734, 24,230,392 and 24,177,833 shares issued and outstanding, respectively	73,077	60,576	60,445
Surplus	1,132,173	711,307	701,462
Retained earnings	379,534	370,916	316,642
Accumulated other comprehensive income (loss)	(4,884)	(8,211)	3,505
Total shareholders’ equity	1,579,900	1,134,588	1,082,054
Total liabilities and shareholders’ equity	$11,150,070	$8,900,592	$8,670,757

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans, including fees	$91,752	$77,254
Investment securities:
Taxable	7,231	4,793
Tax-exempt	1,430	1,016
Federal funds sold and securities purchased under agreements to resell	573	752
Total interest income	100,986	83,815
Interest expense:
Deposits	2,497	1,600
Federal funds purchased and securities sold under agreements to repurchase	240	144
Other borrowings	887	469
Total interest expense	3,624	2,213
Net interest income	97,362	81,602
Provision for loan losses	3,707	2,557
Net interest income after provision for loan losses	93,655	79,045
Noninterest income:
Fees on deposit accounts	21,719	20,125
Mortgage banking income	5,569	4,198
Trust and investment services income	5,941	4,785
Securities gains, net	—	122
Recoveries on acquired loans	1,532	921
Amortization of FDIC indemnification asset, net	—	(1,475)
Other	1,674	1,365
Total noninterest income	36,435	30,041
Noninterest expense:
Salaries and employee benefits	48,886	41,432
Net occupancy expense	6,388	5,359
Information services expense	6,360	5,034
Furniture and equipment expense	3,794	2,851
OREO expense and loan related	2,142	1,774
Bankcard expense	2,770	2,879
Amortization of intangibles	2,507	1,904
Supplies, printing and postage expense	1,654	1,808
Professional fees	1,773	1,329
FDIC assessment and other regulatory charges	1,122	1,144
Advertising and marketing	559	645
Merger and branch consolidation related expense	21,024	958
Other	5,744	4,913
Total noninterest expense	104,723	72,030
Earnings:
Income before provision for income taxes	25,367	37,056
Provision for income taxes	7,103	12,562
Net income	$18,264	$24,494
Earnings per common share:
Basic	$0.63	$1.02
Diluted	$0.63	$1.01
Dividends per common share	$0.33	$0.28
Weighted average common shares outstanding:
Basic	28,892	23,969
Diluted	29,159	24,191

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$18,264	$24,494
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during period	5,116	11,920
Tax effect	(1,950)	(4,545)
Reclassification adjustment for gains included in net income	—	(122)
Tax effect	—	46
Net of tax amount	3,166	7,299
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(38)	(152)
Tax effect	14	58
Reclassification adjustment for losses included in interest expense	110	73
Tax effect	(42)	(28)
Net of tax amount	44	(49)
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	188	204
Tax effect	(71)	(78)
Net of tax amount	117	126
Other comprehensive income, net of tax	3,327	7,376
Comprehensive income	$21,591	$31,870

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2017 and 2016

(Dollars in thousands, except for share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2015	—	$—	24,162,657	$60,407	$703,929	$298,919	$(3,871)	$1,059,384
Comprehensive income	—	—	—	—	—	24,494	7,376	31,870
Cash dividends on Series A preferred stock at annual dividend rate of 9%	—	—	—	—	—	—	—	—
Cash dividends declared on common stock at $0.28 per share	—	—	—	—	—	(6,771)	—	(6,771)
Stock options exercised	—	—	18,348	46	569	—	—	615
Restricted stock awards	—	—	28,858	72	(72)	—	—	—
Repurchase of Series A preferred stock	—	—	—	—	—	—	—	—
Stock issued pursuant to restricted stock units	—	—	35,903	90	(90)	—	—	—
Common stock repurchased - buyback plan	—	—	(32,900)	(82)	(2,048)	—	—	(2,130)
Common stock repurchased	—	—	(35,033)	(88)	(2,192)	—	—	(2,280)
Share-based compensation expense	—	—	—	—	1,366	—	—	1,366
Balance, March 31, 2016	—	$—	24,177,833	$60,445	$701,462	$316,642	$3,505	$1,082,054
Balance, December 31, 2016	—	$—	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income	—	—	—	—	—	18,264	3,327	21,591
Cash dividends declared on common stock at $0.33 per share	—	—	—	—	—	(9,646)	—	(9,646)
Stock options exercised	—	—	9,002	22	285	—	—	307
Common stock issued for Southeastern Bank Financial Corp. acquisition	—	—	4,978,338	12,446	422,163	—	—	434,609
Restricted stock awards	—	—	11,273	28	(28)	—	—	—
Common stock repurchased	—	—	(36,073)	(90)	(3,157)	—	—	(3,247)
Stock issued pursuant to restricted stock units	—	—	37,802	95	(95)	—	—	—
Share-based compensation expense	—	—	—	—	1,698	—	—	1,698
Balance, March 31, 2017	—	$—	29,230,734	$73,077	$1,132,173	$379,534	$(4,884)	$1,579,900

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$18,264	$24,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,050	5,142
Provision for loan losses	3,707	2,557
Deferred income taxes	1,558	1,235
Gain on sale of securities, net	—	(122)
Share-based compensation expense	1,698	1,366
Amortization of FDIC indemnification asset	—	1,475
Accretion of discount related to performing acquired loans	(4,199)	(1,584)
Gain on disposals of premises and equipment	(15)	(2)
Gain on sale of OREO	(50)	(1,144)
Net amortization of premiums on investment securities	1,722	1,308
OREO write downs	936	2,798
Fair value adjustment for loans held for sale	716	122
Originations and purchases of mortgage loans for sale	(164,075)	(132,273)
Proceeds from mortgage loans sales	180,594	138,866
Net change in:
Accrued interest receivable	1,204	(947)
Prepaid assets	768	365
FDIC indemnification asset	—	835
Miscellaneous other assets	(1,889)	(7,958)
Accrued interest payable	(519)	(264)
Accrued income taxes	5,466	11,065
Miscellaneous other liabilities	(11,670)	(474)
Net cash provided by operating activities	41,266	46,860
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	210,943	137
Proceeds from maturities and calls of investment securities held to maturity	—	1,395
Proceeds from maturities and calls of investment securities available for sale	56,143	119,247
Proceeds from sales of other investment securities	2,382	14
Purchases of investment securities available for sale	(61,321)	(77,279)
Purchases of other investment securities	(303)	(660)
Net increase in loans	(176,946)	(165,197)
Recoveries of loans previously charged off	731	765
Net cash received from acquisitions	71,607	—
Purchases of premises and equipment	(4,219)	(5,784)
Proceeds from sale of OREO	2,257	7,222
Proceeds from sale of premises and equipment	15	—
Net cash provided by (used in) investing activities	101,289	(120,140)
Cash flows from financing activities:
Net increase in deposits	178,095	61,528
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	37,645	23,803
Repayment of other borrowings	(57,031)	(2)
Common stock repurchase	(3,247)	(4,410)
Dividends paid on common stock	(9,646)	(6,771)
Stock options exercised	307	615
Net cash provided by financing activities	146,123	74,763
Net increase in cash and cash equivalents	288,678	1,483
Cash and cash equivalents at beginning of period	374,448	695,794
Cash and cash equivalents at end of period	$663,126	$697,277
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$4,142	$2,477
Income taxes	$760	$666
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$1,816,592	$—
Other intangible assets acquired	18,120	—
Liabilities assumed	1,656,967	—
Net identifiable assets acquired over liabilities assumed	177,745	—
Common stock issued in acquisition	434,625	—
Real estate acquired in full or in partial settlement of loans (covered of $0 and $2,151, respectively; and non-covered of $4,284 and $2,124, respectively)	$4,284	$4,275

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to "South State," the "Company" "we," "us," "our" or similar references mean South State Corporation and its consolidated subsidiaries.  References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, a South Carolina banking corporation.

Note 3 — Recent Accounting and Regulatory Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, Receivables-Nonrefundable Fees and Other Cost (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities; (“ASU 2017-08”).  ASU 2017-08 shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. The amendments do not require an accounting change for securities held at a discount; an entity will continue to amortize to the contractual maturity date the discount related to callable debt securities. The amendments apply to the amortization of premiums on callable debt securities with explicit, noncontingent call features that are callable at fixed prices on preset dates.  For public business entities, ASU 2017-08 is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For entities other than public business entities, the amendments are effective in fiscal years beginning after December 15, 2019 and in interim periods in fiscal years beginning after December 15, 2020.  Early adoption is permitted for all entities, including in an interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are adopted.  The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; (“ASU 2017-07”).  ASU 2017-07 applies to any employer that sponsors a defined benefit pension plan, other postretirement benefit plan, or other types of benefits accounted for under Topic 715. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost, as follows (1) service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization, (2) all other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented, (3) the amendments permit capitalizing only the service cost component of net benefit cost, assuming such costs meet the criteria required for capitalization by other U.S. GAAP , rather than total net benefit cost which has been permitted under prior GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The amendments should be adopted prospectively and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior periods to apply the retrospective presentation requirements.  The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment; (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (ASC) 350 and eliminating Step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has determined that this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323); (“ASU 2017-03”).  ASU 2017-03 amends the Codification for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The ASU also conforms ASC 323-740-S99-2, which describes the SEC staff’s views on accounting for investments in qualified affordable housing projects, to the guidance issued in ASU 2014-01. The Company adopted this standard in the fourth quarter of 2016 and will continue to refine its disclosures around the standard.  The Company determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business; (“ASU 2017-01”).  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers;  (“ASU 2016-20”).  ASU 2016-20 updates the new revenue standard by clarifying issues that had arisen from ASU 2014-09, but does not change the core principle of the new standard.  The issues addressed in this ASU include: 1) Loan guarantee fees, 2) Impairment testing of contract costs, 3) Interaction of impairment testing with guidance in other topics, 4) Provisions for losses on construction-type and production-type contracts, 5) Scope of topic 606, 6) Disclosure of remaining performance obligations, 7) Disclosure of prior-period performance obligations, 8) Contract modifications, 9) Contract asset vs. receivable, 10) Refund liability, 11) Advertising costs, 12) Fixed-odds wagering contracts in the casino industry, 13) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-20 and 2014-09 could require us to change how we recognize certain revenue streams within non-interest income, however, we do not expect these changes to have a significant impact on our financial statements.  We continue to evaluate the impact of ASU 2016-20 and 2014-09 on our Company and expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share – Based Payment Accounting; (“ASU 2016-09”).  ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  For public business entities, ASU 2016-09 became effective for interim and annual periods beginning after December 15, 2016 which made this ASU effective for the Company starting On January 1, 2017.  During the first quarter of 2017, excess tax benefits of $735,000 were recorded against income tax expense in the income statement which previously would have been recorded against surplus on the balance sheet.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting; (“ASU 2016-07”).  ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. For public business entities, the amendments in ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. ASU 2016-07 became effective for the Company on January 1, 2017 and did not have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”).  ASU 2016-05 requires an entity to discontinue a designated hedging relationship in certain circumstances, including termination of the derivative hedging instrument or if the entity wishes to change any of the critical terms of the hedging relationship. ASU 2016-05 amends Topic 815 to clarify that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship. For public business entities, the amendments in ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016.  An entity has an option to apply the amendments in ASU 2016-05 on either a prospective basis or a modified retrospective basis.  ASU 2016-05 became effective for the Company on January 1, 2017 and did not have a significant impact on the Company’s consolidated financial statements.

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

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). The update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. For public companies, this update became effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively. ASU 2015-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

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

Note 4 — Mergers and Acquisitions

The following are business combinations which have occurred over the past two years:

•	Bank of America, N.A. (“BOA”) – August 21, 2015 – Branch acquisition which resulted in the purchase of 12 South Carolina branch locations and one Georgia branch location from BOA
•	Southeastern Bank Financial Corporation (“SBFC”) – January 3, 2017

Park Sterling Corporation Proposed Acquisition

On April 26, 2017, South State Corporation, (“SSB”) entered into an Agreement and Plan of Merger with Park Sterling Corporation, a North Carolina corporation ("PSTB), and a bank holding company headquartered in Charlotte, North Carolina.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PSTB will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, PSTB's wholly owned bank subsidiary, Park Sterling Bank ("PSB"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At March 31, 2017, PSTB reported $3.3 billion in total assets, $2.5 billion in loans and $2.5 billion in deposits.  PSTB has over 50 full service branches in North Carolina, South Carolina, Georgia and Virginia that serve individuals and businesses.

Under the terms of the agreement, shareholders of Park Sterling Corporation will receive 0.14 shares of South State common stock for each share of Park Sterling common stock. The aggregate consideration, which includes “in the money” outstanding stock options (i.e., stock options for which the exercise price of the stock option is below the market price of the underlying stock), is valued at approximately $690.8 million, based on 53,112,726 shares of Park Sterling common stock outstanding as of March 31, 2017 and on South State’s April 26, 2017 closing stock price of $91.90.

The transaction is subject to regulatory approvals, the affirmative vote of both SSB’s and PSTB’s shareholders, and other customary closing conditions.  The transaction is expected to close during the fourth quarter of 2017.

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, the Company acquired all of the outstanding common stock of SBFC, of Augusta, Georgia, the bank holding company for Georgia Bank & Trust Company of Augusta (“GB&T”), in a stock transaction.  SBFC common shareholders received 0.7307 shares of the Company’s common stock in exchange for each share of SBFC stock resulting in the Company issuing 4,978,338 shares of its common stock.  In total, the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000.

The SBFC transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.

The following table presents the assets acquired and liabilities assumed as of January 3, 2017 and their initial fair value estimates, as recorded by the Company on the acquisition date:

	As Recorded	Fair Value		As Recorded by
(Dollars in thousands)	by SBFC	Adjustments		the Company
Assets
Cash and cash equivalents	$72,043	$—		$72,043
Investment securities	591,824	(1,770)	(a)	590,054
Loans held for sale	13,652	—		13,652
Loans, net of allowance and mark	1,060,618	(10,668)	(b)	1,049,950
Premises and equipment	25,419	(2,212)	(c)	23,207
Intangible assets	140	17,980	(d)	18,120
Other real estate owned and repossessed assets	580	(30)	(e)	550
Bank owned life insurance	44,513	—		44,513
Deferred tax asset	16,247	(687)	(f)	15,560
Other assets	7,545	(482)	(g)	7,063
Total assets	$1,832,581	$2,131		$1,834,712

Liabilities
Deposits:
Noninterest-bearing	$262,967	$—		$262,967
Interest-bearing	1,257,953	—		1,257,953
Total deposits	1,520,920	—		1,520,920
Federal funds purchased and securities sold under agreements to repurchase	1,014	—		1,014
Other borrowings	110,620	(1,120)	(h)	109,500
Other liabilities	19,980	5,553	(i)	25,533
Total liabilities	1,652,534	4,433		1,656,967
Net identifiable assets acquired over (under) liabilities assumed	180,047	(2,302)		177,745
Goodwill	—	257,370		257,370
Net assets acquired over liabilities assumed	$180,047	$255,068		$435,115

Consideration:
South State Corporation common shares issued				4,978,338
Purchase price per share of the Company's common stock				$87.30

Company common stock issued ($434,609) and cash exchanged for fractional shares ($16)				$434,625
Cash paid for stock option redemptions				490
Fair value of total consideration transferred				$435,115

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments of $30,749 based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses of $20,081 recorded by SBFC.

(c)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts that totaled $18,120.

(e)—Adjustment reflects the fair value adjustments to OREO and repossessed assets based on the Company’s evaluation of the acquired OREO and repossessed assets portfolio.

(f)—Adjustment to record deferred tax asset related to the fair value adjustments.

(g)—Adjustment reflects uncollectible portion of accrued interest receivable and loan fees receivable along with the write-off of certain prepaid expenses.

(h)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of other borrowings of Trust Preferred Securities with a discount of $2,149, netted with premium on certain FHLB advances of $1,029.

(i)—Adjustment reflects the fair value adjustments to employee benefit plans of $6,049 netted against an adjustment of other miscellaneous liabilities of $496.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2017:
State and municipal obligations	$6,095	$122	$—	$6,217
December 31, 2016:
State and municipal obligations	$6,094	$156	$—	$6,250
March 31, 2016:
State and municipal obligations	$7,920	$360	$—	$8,280

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2017:
Government-sponsored entities debt*	$93,995	$25	$(721)	$93,299
State and municipal obligations	196,241	4,183	(140)	200,284
Mortgage-backed securities**	1,084,764	5,095	(6,420)	1,083,439
Corporate stocks	3,658	624	(291)	3,991
	$1,378,658	$9,927	$(7,572)	$1,381,013
December 31, 2016:
Government-sponsored entities debt*	$85,488	$—	$(846)	$84,642
State and municipal obligations	105,303	2,289	(190)	107,402
Mortgage-backed securities**	807,717	3,085	(7,225)	803,577
Corporate stocks	3,658	473	(347)	3,784
	$1,002,166	$5,847	$(8,608)	$999,405
March 31, 2016:
Government-sponsored entities debt*	$126,360	$96	$(143)	$126,313
State and municipal obligations	123,399	4,822	(78)	128,143
Mortgage-backed securities**	708,650	11,291	(111)	719,830
Corporate stocks	3,658	284	(181)	3,761
	$962,067	$16,493	$(513)	$978,047

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

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2017:
Federal Home Loan Bank stock	$11,239	$—	$—	$11,239
Investment in unconsolidated subsidiaries	2,262	—	—	2,262
	$13,501	$—	$—	$13,501
December 31, 2016:
Federal Home Loan Bank stock	$7,840	$—	$—	$7,840
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,482	$—	$—	$9,482
March 31, 2016:
Federal Home Loan Bank stock	$7,897	$—	$—	$7,897
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,539	$—	$—	$9,539

The amortized cost and fair value of debt securities at March 31, 2017 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  Corporate Stocks including equity and preferred stocks with no stated maturity are included in the due after ten years category.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$3,379	$3,423	$11,395	$11,467
Due after one year through five years	1,928	1,996	130,863	131,582
Due after five years through ten years	788	798	253,665	255,714
Due after ten years	—	—	982,735	982,250
	$6,095	$6,217	$1,378,658	$1,381,013

Information pertaining to the Company’s securities with gross unrealized losses at March 31, 2017, December 31, 2016 and March 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2017:
Securities Available for Sale
Government-sponsored entities debt	$721	$87,609	$—	$—
State and municipal obligations	140	10,984	—	—
Mortgage-backed securities	6,349	601,953	71	1,940
Corporate stocks	—	—	291	1,451
	$7,210	$700,546	$362	$3,391
December 31, 2016:
Securities Available for Sale
Government-sponsored entities debt	$846	$84,642	$—	$—
State and municipal obligations	190	11,506	—	—
Mortgage-backed securities	7,148	592,228	77	2,058
Corporate stocks	—	—	347	1,395
	$8,184	$688,376	$424	$3,453
March 31, 2016:
Securities Available for Sale
Government-sponsored entities debt	$108	$36,611	$35	$9,956
State and municipal obligations	16	1,271	62	1,038
Mortgage-backed securities	23	15,480	88	8,575
Corporate stocks	—	—	181	1,562
	$147	$53,362	$366	$21,131

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of March 31, 2017 continue to perform as scheduled.  All equity securities available for sale in an unrealized loss position as of March 31, 2017 continue to pay dividends. As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$646,544	$580,464	$447,197
Commercial non-owner occupied	803,998	714,715	525,637
Total commercial non-owner occupied real estate	1,450,542	1,295,179	972,834
Consumer real estate:
Consumer owner occupied	1,252,650	1,197,621	1,060,554
Home equity loans	396,806	383,218	325,962
Total consumer real estate	1,649,456	1,580,839	1,386,516
Commercial owner occupied real estate	1,200,004	1,177,745	1,060,513
Commercial and industrial	725,974	671,398	553,527
Other income producing property	182,416	178,238	175,217
Consumer	340,292	324,238	247,502
Other loans	15,623	13,404	76,559
Total non-acquired loans	5,564,307	5,241,041	4,472,668
Less allowance for loan losses	(38,449)	(36,960)	(35,115)
Non-acquired loans, net	$5,525,858	$5,204,081	$4,437,553

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$141,897	$10,090	$13,024
Commercial non-owner occupied	217,850	34,628	36,530
Total commercial non-owner occupied real estate	359,747	44,718	49,554
Consumer real estate:
Consumer owner occupied	550,578	408,270	494,472
Home equity loans	186,411	160,879	184,388
Total consumer real estate	736,989	569,149	678,860
Commercial owner occupied real estate	238,612	27,195	37,356
Commercial and industrial	136,309	13,641	21,109
Other income producing property	92,044	39,342	49,123
Consumer	151,941	142,654	163,236
Total FASB ASC Topic 310-20 acquired loans	$1,715,642	$836,699	$999,238

The unamortized discount related to the acquired non-credit impaired loans totaled $26.2 million, $11.6 million, and $15.2 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-CBT	$8,594	$8,617	$12,445
Commercial real estate	214,562	210,204	237,393
Commercial real estate—construction and development	57,343	44,373	51,379
Residential real estate	266,484	258,100	298,537
Consumer	58,688	59,300	67,612
Commercial and industrial	26,225	25,347	28,948
Total FASB ASC Topic 310-30 acquired loans	631,896	605,941	696,314
Less allowance for loan losses	(4,556)	(3,395)	(3,877)
FASB ASC Topic 310-30 acquired loans, net	$627,340	$602,546	$692,437

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of FASB ASC Topic 310-30 acquired loans impaired and non-impaired at the acquisition date for Southeastern Financial (January 3, 2017) are as follows:

	January 3, 2017
		Loans
	Loans Impaired	Not Impaired
(Dollars in thousands)	at Acquisition	at Acquisition	Total
Contractual principal and interest	$73,365	$—	$73,365
Non-accretable difference	(12,912)	—	(12,912)
Cash flows expected to be collected	60,453	—	60,453
Accretable difference	(4,603)	—	(4,603)
Carrying value	$55,850	$—	$55,850

The table above excludes $991.5 million ($1.01 billion in contractual principal less a $18.8 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to the credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and will be accounted for under FASB ASC Topic 310-20.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of March 31, 2017, December 31, 2016 and March 31, 2016 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Contractual principal and interest	$812,892	$778,822	$912,010
Non-accretable difference	(31,273)	(17,502)	(26,833)
Cash flows expected to be collected	781,619	761,320	885,177
Accretable yield	(149,723)	(155,379)	(188,863)
Carrying value	$631,896	$605,941	$696,314
Allowance for acquired loan losses	$(4,556)	$(3,395)	$(3,877)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$602,546	$733,870
Fair value of acquired loans	55,850	—
Net reductions for payments, foreclosures, and accretion	(29,895)	(41,262)
Change in the allowance for loan losses on acquired loans	(1,161)	(171)
Balance at end of period, net of allowance for loan losses on acquired loans	$627,340	$692,437

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$155,379	$201,538
Addition from the Southeastern acquisition	4,603	—
Accretion	(15,214)	(20,310)
Reclass of nonaccretable difference due to improvement in expected cash flows	5,062	7,270
Other changes, net	(107)	365
Balance at end of period	$149,723	$188,863

In the first quarter of 2017, the accretable yield balance declined by $15.2 million as loan accretion (income) was recognized. This was partially offset by improved expected cash flows of $5.1 million.

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

Beginning with the First Financial Holdings, Inc. (“FFHI”) acquisition in 2013, the Company segregates the acquired loan portfolio into performing loans (“non‑credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non‑acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended March 31, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(1,297)	(389)	—	(1,686)
Recoveries of loans previously charged off (1)	669	63	—	732
Net charge-offs	(628)	(326)	—	(954)
Provision for loan losses charged to operations	2,117	326	1,264	3,707
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(103)	(103)
Balance at end of period	$38,449	$—	$4,556	$43,005
Three Months Ended March 31, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(1,719)	(297)	—	(2,016)
Recoveries of loans previously charged off (1)	764	91	—	855
Net charge-offs	(955)	(206)	—	(1,161)
Provision for loan losses charged to operations	1,980	206	371	2,557
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(177)	(177)
Balance at end of period	$35,115	$—	$3,877	$38,992

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the allowance for loan losses.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance, December 31, 2016	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(405)	—	—	(123)	(34)	(22)	—	(713)	—	(1,297)
Recoveries	154	41	7	49	74	90	43	211	—	669
Provision (benefit)	809	443	(135)	362	205	214	(240)	595	(136)	2,117
Balance, March 31, 2017	$4,649	$5,464	$7,894	$8,108	$3,456	$5,124	$1,345	$2,443	$(34)	$38,449
Loans individually evaluated for impairment	$459	$158	$60	$68	$297	$387	$224	$5	$—	$1,658
Loans collectively evaluated for impairment	$4,190	$5,306	$7,834	$8,040	$3,159	$4,737	$1,121	$2,438	$(34)	$36,791
Loans:
Loans individually evaluated for impairment	$9,286	$775	$6,251	$4,712	$2,432	$1,270	$2,408	$189	$—	$27,323
Loans collectively evaluated for impairment	637,258	803,223	1,193,753	1,247,938	394,374	724,704	180,008	340,103	15,623	5,536,984
Total non-acquired loans	$646,544	$803,998	$1,200,004	$1,252,650	$396,806	$725,974	$182,416	$340,292	$15,623	$5,564,307
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance , December 31, 2015	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	—	—	(42)	—	(443)	(307)	—	(927)	—	(1,719)
Recoveries	165	16	7	81	88	48	4	355	—	764
Provision (benefit)	201	339	(127)	52	523	236	(165)	663	258	1,980
Balance, March 31, 2016	$4,482	$3,923	$8,179	$7,345	$3,097	$3,951	$1,802	$1,785	$551	$35,115
Loans individually evaluated for impairment	$843	$22	$148	$148	$79	$17	$414	$4	$24	$1,699
Loans collectively evaluated for impairment	$3,639	$3,901	$8,031	$7,197	$3,018	$3,934	$1,388	$1,781	$527	$33,416
Loans:
Loans individually evaluated for impairment	$6,271	$1,135	$7,701	$7,643	$3,182	$877	$5,394	$142	$846	$33,191
Loans collectively evaluated for impairment	440,926	524,502	1,052,812	1,052,911	322,780	552,650	169,823	247,360	75,713	4,439,477
Total non-acquired loans	$447,197	$525,637	$1,060,513	$1,060,554	$325,962	$553,527	$175,217	$247,502	$76,559	$4,472,668

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(313)	—	(2)	—	(74)	(389)
Recoveries	1	—	—	39	9	1	1	12	63
Provision (benefit)	(1)	—	—	274	(9)	1	(1)	62	326
Balance, March 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	141,897	217,850	238,612	550,578	186,411	136,309	92,044	151,941	1,715,642
Total acquired non-credit impaired loans	$141,897	$217,850	$238,612	$550,578	$186,411	$136,309	$92,044	$151,941	$1,715,642

Three Months Ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(144)	(3)	—	(150)	(297)
Recoveries	1	—	—	3	85	1	—	1	91
Provision (benefit)	(1)	—	—	(3)	59	2	—	149	206
Balance, March 31, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	13,024	36,530	37,356	494,472	184,388	21,109	49,123	163,236	999,238
Total acquired non-credit impaired loans	$13,024	$36,530	$37,356	$494,472	$184,388	$21,109	$49,123	$163,236	$999,238

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance, December 31, 2016	$—	$41	$139	$2,419	$558	$238	$—	$3,395
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	291	(3)	752	37	187	—	1,264
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	—	291	(3)	752	37	187	—	1,264
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	2	(6)	(63)	(6)	(30)	—	(103)
Balance, March 31, 2017	$—	$334	$130	$3,108	$589	$395	$—	$4,556
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$334	$130	$3,108	$589	$395	$—	$4,556
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,594	214,562	57,343	266,484	58,688	26,225	—	631,896
Total acquired credit impaired loans	$8,594	$214,562	$57,343	$266,484	$58,688	$26,225	$—	$631,896

Three Months Ended March 31, 2016
Allowance for loan losses:
Balance , December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	1	—	(15)	317	45	—	348
Benefit attributable to FDIC loss share agreements	—	—	—	23	—	—	—	23
Total provision (benefit) for loan losses charged to operations	—	1	—	8	317	45	—	371
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	—	(11)	(23)	(108)	(24)	(11)	—	(177)
Balance, March 31, 2016	$—	$46	$154	$2,863	$606	$208	$—	$3,877
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$46	$154	$2,863	$606	$208	$—	$3,877
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	12,445	237,393	51,379	298,537	67,612	28,948	—	696,314
Total acquired credit impaired loans	$12,445	$237,393	$51,379	$298,537	$67,612	$28,948	$—	$696,314

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$633,953	$567,398	$430,533	$790,687	$701,150	$507,432	$1,167,531	$1,149,417	$1,022,325
Special mention	8,868	8,421	10,496	11,233	11,434	16,013	20,277	22,133	27,310
Substandard	3,723	4,645	6,168	2,078	2,131	2,192	12,196	6,195	10,878
Doubtful	—	—	—	—	—	—	—	—	—
	$646,544	$580,464	$447,197	$803,998	$714,715	$525,637	$1,200,004	$1,177,745	$1,060,513

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$703,747	$655,157	$545,628	$174,321	$167,025	$159,766	$3,470,239	$3,240,147	$2,665,684
Special mention	16,746	14,325	6,285	6,176	9,280	10,729	63,300	65,593	70,833
Substandard	5,481	1,916	1,614	1,919	1,933	4,722	25,397	16,820	25,574
Doubtful	—	—	—	—	—	—	—	—	—
	$725,974	$671,398	$553,527	$182,416	$178,238	$175,217	$3,558,936	$3,322,560	$2,762,091

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$1,225,556	$1,167,768	$1,028,864	$382,387	$368,655	$311,541	$338,473	$322,654	$245,775
Special mention	13,903	15,283	17,489	7,597	8,145	7,908	625	468	744
Substandard	13,191	14,570	14,201	6,822	6,418	6,513	1,194	1,116	983
Doubtful	—	—	—	—	—	—	—	—	—
	$1,252,650	$1,197,621	$1,060,554	$396,806	$383,218	$325,962	$340,292	$324,238	$247,502

	Other			Consumer Total
	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016
Pass	$15,623	$13,404	$76,559	$1,962,039	$1,872,481	$1,662,739
Special mention	—	—	—	22,125	23,896	26,141
Substandard	—	—	—	21,207	22,104	21,697
Doubtful	—	—	—	—	—	—
	$15,623	$13,404	$76,559	$2,005,371	$1,918,481	$1,710,577

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Pass	$5,432,278	$5,112,628	$4,328,423
Special mention	85,425	89,489	96,974
Substandard	46,604	38,924	47,271
Doubtful	—	—	—
	$5,564,307	$5,241,041	$4,472,668

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$139,748	$8,997	$11,954	$213,827	$28,368	$30,212	$233,397	$26,920	$36,817
Special mention	1,316	253	208	3,937	6,171	381	5,057	—	320
Substandard	833	840	862	86	89	5,937	158	275	219
Doubtful	—	—	—	—	—	—	—	—	—
	$141,897	$10,090	$13,024	$217,850	$34,628	$36,530	$238,612	$27,195	$37,356

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$132,474	$13,475	$20,203	$89,596	$38,361	$47,938	$809,042	$116,121	$147,124
Special mention	3,787	117	151	1,741	273	426	15,838	6,814	1,486
Substandard	48	49	755	707	708	759	1,832	1,961	8,532
Doubtful	—	—	—	—	—	—	—	—	—
	$136,309	$13,641	$21,109	$92,044	$39,342	$49,123	$826,712	$124,896	$157,142

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$546,049	$404,761	$491,423	$176,678	$151,752	$173,764	$148,798	$139,686	$160,247
Special mention	2,623	1,326	418	4,700	4,113	4,010	1,243	1,102	609
Substandard	1,906	2,183	2,631	5,033	5,014	6,614	1,900	1,866	2,380
Doubtful	—	—	—	—	—	—	—	—	—
	$550,578	$408,270	$494,472	$186,411	$160,879	$184,388	$151,941	$142,654	$163,236

	Consumer Total
	March 31,	December 31,	March 31,
	2017	2016	2016
Pass	$871,525	$696,199	$825,434
Special mention	8,566	6,541	5,037
Substandard	8,839	9,063	11,625
Doubtful	—	—	—
	$888,930	$711,803	$842,096

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Pass	$1,680,567	$812,320	$972,558
Special mention	24,404	13,355	6,523
Substandard	10,671	11,024	20,157
Doubtful	—	—	—
	$1,715,642	$836,699	$999,238

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 24):

	Commercial Loans Greater						Commercial Real Estate—
	Than or Equal to						Construction and
	$1 million-CBT			Commercial Real Estate			Development
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$8,274	$8,297	$11,065	$162,349	$162,870	$169,991	$28,157	$21,150	$24,856
Special mention	—	—	1,016	24,412	26,238	32,536	15,117	12,643	13,856
Substandard	320	320	364	27,801	21,096	34,866	14,069	10,580	12,580
Doubtful	—	—	—	—	—	—	—	—	87
	$8,594	$8,617	$12,445	$214,562	$210,204	$237,393	$57,343	$44,373	$51,379

	Residential Real Estate			Consumer			Commercial & Industrial
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$142,847	$138,343	$157,534	$9,704	$8,513	$10,228	$16,869	$17,371	$20,422
Special mention	53,539	52,546	60,922	19,124	19,685	22,417	4,645	4,614	2,561
Substandard	70,098	67,211	80,081	29,860	31,102	34,967	4,711	3,362	5,965
Doubtful	—	—	—	—	—	—	—	—	—
	$266,484	$258,100	$298,537	$58,688	$59,300	$67,612	$26,225	$25,347	$28,948

	Total Acquired
	Credit Impaired Loans
	March 31,	December 31,	March 31,
	2017	2016	2016
Pass	$368,200	$356,544	$394,096
Special mention	116,837	115,726	133,308
Substandard	146,859	133,671	168,823
Doubtful	—	—	87
	$631,896	$605,941	$696,314

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2017
Commercial real estate:
Construction and land development	$345	$100	$471	$916	$645,628	$646,544
Commercial non-owner occupied	759	664	304	1,727	802,271	803,998
Commercial owner occupied	1,811	1,988	1,375	5,174	1,194,830	1,200,004
Consumer real estate:
Consumer owner occupied	1,076	31	993	2,100	1,250,550	1,252,650
Home equity loans	434	341	1,404	2,179	394,627	396,806
Commercial and industrial	366	159	174	699	725,275	725,974
Other income producing property	310	104	190	604	181,812	182,416
Consumer	273	114	527	914	339,378	340,292
Other loans	—	—	—	—	15,623	15,623
	$5,374	$3,501	$5,438	$14,313	$5,549,994	$5,564,307
December 31, 2016
Commercial real estate:
Construction and land development	$256	$313	$1,026	$1,595	$578,869	$580,464
Commercial non-owner occupied	647	232	137	1,016	713,699	714,715
Commercial owner occupied	1,272	957	1,478	3,707	1,174,038	1,177,745
Consumer real estate:
Consumer owner occupied	1,473	246	1,454	3,173	1,194,448	1,197,621
Home equity loans	566	889	838	2,293	380,925	383,218
Commercial and industrial	1,033	216	345	1,594	669,804	671,398
Other income producing property	310	94	147	551	177,687	178,238
Consumer	666	355	395	1,416	322,822	324,238
Other loans	—	—	—	—	13,404	13,404
	$6,223	$3,302	$5,820	$15,345	$5,225,696	$5,241,041
March 31, 2016
Commercial real estate:
Construction and land development	$476	$213	$995	$1,684	$445,513	$447,197
Commercial non-owner occupied	45	27	137	209	525,428	525,637
Commercial owner occupied	1,153	738	1,255	3,146	1,057,367	1,060,513
Consumer real estate:
Consumer owner occupied	1,649	677	2,978	5,304	1,055,250	1,060,554
Home equity loans	943	77	939	1,959	324,003	325,962
Commercial and industrial	618	149	562	1,329	552,198	553,527
Other income producing property	95	348	276	719	174,498	175,217
Consumer	328	94	249	671	246,831	247,502
Other loans	—	—	—	—	76,559	76,559
	$5,307	$2,323	$7,391	$15,021	$4,457,647	$4,472,668

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2017
Commercial real estate:
Construction and land development	$386	$32	$160	$578	$141,319	$141,897
Commercial non-owner occupied	26	—	—	26	217,824	217,850
Commercial owner occupied	1,069	143	—	1,212	237,400	238,612
Consumer real estate:
Consumer owner occupied	1,293	482	438	2,213	548,365	550,578
Home equity loans	823	318	1,133	2,274	184,137	186,411
Commercial and industrial	3,484	—	—	3,484	132,825	136,309
Other income producing property	192	—	35	227	91,817	92,044
Consumer	168	74	528	770	151,171	151,941
	$7,441	$1,049	$2,294	$10,784	$1,704,858	$1,715,642
December 31, 2016
Commercial real estate:
Construction and land development	$4	$—	$160	$164	$9,926	$10,090
Commercial non-owner occupied	—	—	—	—	34,628	34,628
Commercial owner occupied	—	—	106	106	27,089	27,195
Consumer real estate:
Consumer owner occupied	330	113	256	699	407,571	408,270
Home equity loans	476	941	741	2,158	158,721	160,879
Commercial and industrial	2	—	—	2	13,639	13,641
Other income producing property	131	1	—	132	39,210	39,342
Consumer	437	210	576	1,223	141,431	142,654
	$1,380	$1,265	$1,839	$4,484	$832,215	$836,699
March 31, 2016
Commercial real estate:
Construction and land development	$44	$39	$21	$104	$12,920	$13,024
Commercial non-owner occupied	30	—	—	30	36,500	36,530
Commercial owner occupied	—	—	219	219	37,137	37,356
Consumer real estate:
Consumer owner occupied	23	234	390	647	493,825	494,472
Home equity loans	1,071	255	635	1,961	182,427	184,388
Commercial and industrial	4	—	—	4	21,105	21,109
Other income producing property	37	—	—	37	49,086	49,123
Consumer	289	85	676	1,050	162,186	163,236
	$1,498	$613	$1,941	$4,052	$995,186	$999,238

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2017
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$8,594	$8,594
Commercial real estate	1,482	1,733	3,984	7,199	207,363	214,562
Commercial real estate—construction and development	877	17	4,305	5,199	52,144	57,343
Residential real estate	4,226	1,809	8,577	14,612	251,872	266,484
Consumer	759	224	1,104	2,087	56,601	58,688
Commercial and industrial	504	—	2,849	3,353	22,872	26,225
	$7,848	$3,783	$20,819	$32,450	$599,446	$631,896
December 31, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$8,617	$8,617
Commercial real estate	573	357	2,667	3,597	206,607	210,204
Commercial real estate—construction and development	168	489	3,612	4,269	40,104	44,373
Residential real estate	4,688	1,105	6,777	12,570	245,530	258,100
Consumer	1,412	381	1,231	3,024	56,276	59,300
Commercial and industrial	46	24	536	606	24,741	25,347
	$6,887	$2,356	$14,823	$24,066	$581,875	$605,941
March 31, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$12,445	$12,445
Commercial real estate	2,206	715	4,024	6,945	230,448	237,393
Commercial real estate—construction and development	285	140	1,520	1,945	49,434	51,379
Residential real estate	2,572	956	7,550	11,078	287,459	298,537
Consumer	1,380	170	1,925	3,475	64,137	67,612
Commercial and industrial	244	60	878	1,182	27,766	28,948
	$6,687	$2,041	$15,897	$24,625	$671,689	$696,314

The following is a summary of information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
March 31, 2017
Commercial real estate:
Construction and land development	$13,674	$1,344	$7,942	$9,286	$459
Commercial non-owner occupied	2,393	218	557	775	158
Commercial owner occupied	10,082	4,191	2,060	6,251	60
Consumer real estate:
Consumer owner occupied	6,084	1,483	3,229	4,712	68
Home equity loans	2,962	252	2,180	2,432	297
Commercial and industrial	2,419	—	1,270	1,270	387
Other income producing property	3,153	97	2,311	2,408	224
Consumer	475	—	189	189	5
Other loans	—	—	—	—	—
Total	$41,242	$7,585	$19,738	$27,323	$1,658
December 31, 2016
Commercial real estate:
Construction and land development	$7,394	$1,074	$1,959	$3,033	$348
Commercial non-owner occupied	2,417	223	583	806	170
Commercial owner occupied	10,118	3,976	2,269	6,245	67
Consumer real estate:
Consumer owner occupied	7,090	2,120	3,553	5,673	80
Home equity loans	2,165	244	1,430	1,674	40
Commercial and industrial	2,335	—	1,263	1,263	386
Other income producing property	3,166	99	2,273	2,372	242
Consumer	394	—	145	145	4
Other loans	—	—	—	—	—
Total	$35,079	$7,736	$13,475	$21,211	$1,337
March 31, 2016
Commercial real estate:
Construction and land development	$11,414	$988	$5,283	$6,271	$843
Commercial non-owner occupied	2,757	349	786	1,135	22
Commercial owner occupied	11,316	4,004	3,697	7,701	148
Consumer real estate:
Consumer owner occupied	9,463	2,891	4,752	7,643	148
Home equity loans	3,835	344	2,838	3,182	79
Commercial and industrial	2,181	259	618	877	17
Other income producing property	6,270	496	4,898	5,394	414
Consumer	338	—	142	142	4
Other	1,061	—	846	846	24
Total	$48,635	$9,331	$23,860	$33,191	$1,699

Acquired credit impaired loans are accounted for in pools as shown on page 19 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended March 31,
	2017		2016
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$6,160	$47	$6,276	$49
Commercial non-owner occupied	791	6	1,293	15
Commercial owner occupied	6,248	76	7,713	74
Consumer real estate:
Consumer owner occupied	5,192	39	7,596	46
Home equity loans	2,053	20	1,746	26
Commercial and industrial	1,266	18	1,182	6
Other income producing property	2,390	35	5,143	62
Consumer	167	—	122	1
Other loans	—	—	634	2
Total Impaired Loans	$24,267	$241	$31,705	$281

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Commercial non-owner occupied real estate:
Construction and land development	$195	$672	$1,297
Commercial non-owner occupied	2,078	578	137
Total commercial non-owner occupied real estate	2,273	1,250	1,434
Consumer real estate:
Consumer owner occupied	3,902	5,711	7,505
Home equity loans	11	1,629	2,086
Total consumer real estate	3,913	7,340	9,591
Commercial owner occupied real estate	2,905	2,189	2,452
Commercial and industrial	473	420	610
Other income producing property	1,316	356	1,116
Consumer	1,029	930	786
Restructured loans	1,049	1,979	3,058
Total loans on nonaccrual status	$12,958	$14,464	$19,047

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Commercial non-owner occupied real estate:
Construction and land development	$229	$232	$102
Commercial non-owner occupied	—	—	—
Total commercial non-owner occupied real estate	229	232	102
Consumer real estate:
Consumer owner occupied	1,453	1,405	852
Home equity loans	1,784	1,643	1,279
Total consumer real estate	3,237	3,048	2,131
Commercial owner occupied real estate	158	61	219
Commercial and industrial	0	1	2
Other income producing property	83	145	157
Consumer	1,208	1,241	1,340
Total loans on nonaccrual status	$4,915	$4,728	$3,951

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed by the Bank to determine if a troubled debt restructuring (“TDR” or “restructured loan”) has occurred.  The Bank designates loan modifications as TDRs when it grants a concession to a borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the three months ended March 31, 2017 and 2016, the Company’s TDR’s were not material.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$—	$4,401
Decrease in expected losses on loans	—	(23)
Additional recoveries on OREO	—	(1,736)
Reimbursable expenses	—	71
Amortization of discounts and premiums, net	—	(1,475)
Payments to (from) FDIC	—	853
Termination of Loss Share Agreements	—	—
Balance at end of period	$—	$2,091

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

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Three Months Ended March 31,
	2017			2016
		Covered			Covered
(Dollars in thousands)	OREO	OREO	Total	OREO	OREO	Total
Beginning balance	$18,316	$—	$18,316	$24,803	$5,751	$30,554
Acquired in Southeastern Bank acquisition	550	—	550	—	—	—
Additions	4,284	—	4,284	2,124	2,151	4,275
Writedowns	(936)	—	(936)	(667)	(2,131)	(2,798)
Sold	(2,207)	—	(2,207)	(4,529)	(1,549)	(6,078)
Ending Balance	$20,007	$—	$20,007	$21,731	$4,222	$25,953

On June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  OREO previously classified as covered became uncovered during the second quarter of 2016, which consisted of 17 properties with a carrying value of $4.2 million as of March 31, 2016.

At March 31, 2017, there were a total of 101 properties included in OREO.  This compares to 132 properties included in OREO, with 115 uncovered and 17 covered by loss share agreements with the FDIC, at March 31, 2016. At March 31, 2017, the Company had $1.4 million in residential real estate included in OREO and $6.4 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Certificates of deposit	$1,060,048	$872,773	$1,033,109
Interest-bearing demand deposits	3,981,920	3,461,004	3,338,433
Non-interest bearing demand deposits	2,599,111	2,199,046	2,020,632
Savings deposits	1,388,388	799,615	766,752
Other time deposits	3,971	1,985	3,022
Total deposits	$9,033,438	$7,334,423	$7,161,948

At March 31, 2017, December 31, 2016, and March 31, 2016, the Company had $196.9 million, $83.7 million, and $109.5 million in certificates of deposits of $250,000 and greater, respectively.  At March 31, 2017, December 31, 2016, and March 31, 2016, the Company had $55.2 million, $2.9 million and $12.4 million, in traditional, out-of-market brokered deposits, respectively.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2017.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended
(Dollars in thousands)	2017	2016
Interest cost	$(281)	$(283)
Expected return on plan assets	553	534
Recognized net actuarial loss	(188)	(204)
Net periodic pension benefit	$84	$47

The Company did not contribute to the pension plan for the three months ended March 31, 2017, and does not expect to make any additional contributions during the remainder of 2017.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Beginning on January 1, 2015, employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals and paid in the first quarter of the following year.    The Company is offering the additional 1% discretionary matching contribution again in 2017 upon achievement of the Company’s 2017 financial goals.  The Company expensed $1.6 million and $1.3 million for the 401(k) plan during the three months ended March 31, 2017 and 2016.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except for per share amounts)	2017	2016
Basic earnings per common share:
Net income	$18,264	$24,494
Weighted-average basic common shares	28,892	23,969
Basic earnings per common share	$0.63	$1.02
Diluted earnings per share:
Net income	$18,264	$24,494
Weighted-average basic common shares	28,892	23,969
Effect of dilutive securities	267	222
Weighted-average dilutive shares	29,159	24,191
Diluted earnings per common share	$0.63	$1.01

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017			2016
Number of shares			34,712			74,609
Range of exercise prices	$69.48	to	$91.35	$61.42	to	$69.48

Note 12 — Share-Based Compensation

The Company’s 2004 and 2012 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”).

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1	246,535	$42.53
Granted	33,634	91.23
Exercised	(9,002)	34.14
Outstanding at March 31	271,167	48.85	5.38	$11,049
Exercisable at March 31	201,180	39.26	4.13	$10,077
Weighted-average fair value of options granted during the year	$ 35.42

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three months ended March 31,
	2017		2016
Dividend yield	1.40%		1.60%
Expected life	8.5	years	8.5	years
Expected volatility	37.2%		40.6%
Risk-free interest rate	2.43%		1.90%

As of March 31, 2017, there was $1.9 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.88 years as of March 31, 2017.  The total fair value of shares vested during the three months ended March 31, 2017 was $578,000.

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

Nonvested restricted stock for the three months ended March 31, 2017 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2017	183,014	$51.88
Granted	11,273	91.22
Vested	(44,011)	43.49
Nonvested at March 31, 2017	150,276	57.29

As of March 31, 2017, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.64 years as of March 31, 2017.  The total fair value of shares vested during the three months ended March 31, 2017 was $2.0 million.

Restricted Stock Units

The Company from time-to-time also grants performance and discretionary RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date).  The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period.  Discretionary RSUs are based upon prior performance and typically cliff-vest from the grant date over four years.  Dividends are not paid in respect to the awards during the performance or the vesting period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met.  For the three months ended March 31, 2017, the Company accrued for 80% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the three months ended March 31, 2017 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2017	107,876	$66.37
Granted	61,193	89.40
LTIP Adjustment	(3,951)	63.93
Nonvested at March 31, 2017	165,118	74.96

As of March 31, 2017, there was $6.2 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.2 years as of March 31, 2017.  The total fair value of RSUs vested during the three months ended March 31, 2017 was $2.3 million.  During the three months ended March 31, 2017, 57,455 vested restricted stock units were issued to the participants in the 2014 Long-Term Incentive Plan.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2017, commitments to extend credit and standby letters of credit totaled $2.0 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at fair value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are recurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2017, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017:
Assets
Derivative financial instruments	$2,413	$—	$2,413	$—
Loans held for sale	46,988	—	46,988	—
Securities available for sale:
Government-sponsored entities debt	93,299	—	93,299	—
State and municipal obligations	200,284	—	200,284	—
Mortgage-backed securities	1,083,439	—	1,083,439	—
Corporate stocks	3,991	2,766	1,225	—
Total securities available for sale	1,381,013	2,766	1,378,247	—
Mortgage servicing rights	30,063	—	—	30,063
	$1,460,477	$2,766	$1,427,648	$30,063
Liabilities
Derivative financial instruments	$934	$—	$934	$—

December 31, 2016:
Assets
Derivative financial instruments	$2,606	$—	$2,606	$—
Loans held for sale	50,572	—	50,572	—
Securities available for sale:
Government-sponsored entities debt	84,642	—	84,642	—
State and municipal obligations	107,402	—	107,402	—
Mortgage-backed securities	803,577	—	803,577	—
Corporate stocks	3,784	2,559	1,225	—
Total securities available for sale	999,405	2,559	996,846	—
Mortgage servicing rights	29,037	—	—	29,037
	$1,081,620	$2,559	$1,050,024	$29,037
Liabilities
Derivative financial instruments	$730	$—	$730	$—

March 31, 2016:
Assets
Derivative financial instruments	$3,439	$—	$3,439	$—
Loans held for sale	34,933	—	34,933	—
Securities available for sale:
Government-sponsored entities debt	126,313	—	126,313	—
State and municipal obligations	128,143	—	128,143	—
Mortgage-backed securities	719,830	—	719,830	—
Corporate stocks	3,761	2,536	1,225	—
Total securities available for sale	978,047	2,536	975,511	—
Mortgage servicing rights	23,697	—	—	23,697
	$1,040,116	$2,536	$1,013,883	$23,697
Liabilities
Derivative financial instruments	$1,408	$—	$1,408	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2017.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2017	$29,037	$—
Servicing assets that resulted from transfers of financial assets	1,385	—
Changes in fair value due to valuation inputs or assumptions	444	—
Changes in fair value due to decay	(803)	—
Fair value , March 31, 2017	$30,063	$—

Fair value, January 1, 2016	$26,202	$—
Servicing assets that resulted from transfers of financial assets	881	—
Changes in fair value due to valuation inputs or assumptions	(2,606)	—
Changes in fair value due to decay	(780)	—
Fair value, March 31, 2016	$23,697	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2017 or 2016.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017:
OREO	$20,007	$—	$—	$20,007
Non-acquired impaired loans	2,290	—	—	2,290
December 31, 2016:
OREO	$18,316	$—	$—	$18,316
Non-acquired impaired loans	6,611	—	—	6,611
March 31, 2016:
OREO	$25,953	$—	$—	$25,953
Non-acquired impaired loans	2,173	—	—	2,173

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			March 31,	December 31,	March 31,
	Valuation Technique	Unobservable Input	2017	2016	2016
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	6%	6%	5%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	20%	18%	20%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017, December 31, 2016 and March 31, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2017
Financial assets:
Cash and cash equivalents	$663,126	$663,126	$663,126	$—	$—
Investment securities	1,400,609	1,400,731	16,267	1,384,464	—
Loans held for sale	46,988	46,988	—	46,988	—
Loans, net of allowance for loan losses	7,868,840	7,936,291	—	—	7,936,291
FDIC receivable for loss share agreements	—	—	—	—	—
Accrued interest receivable	22,823	22,823	—	5,558	17,265
Mortgage servicing rights	30,063	30,063	—	—	30,063
Interest rate swap - non-designated hedge	133	133	—	133	—
Other derivative financial instruments (mortgage banking related)	2,280	2,280	—	2,280	—
Financial liabilities:
Deposits	9,033,438	8,462,144	—	8,462,144	—
Federal funds purchased and securities sold under agreements to repurchase	352,431	352,431	—	352,431	—
Other borrowings	107,988	109,470	—	109,470	—
Accrued interest payable	1,452	1,452	—	1,452	—
Interest rate swap - non-designated hedge	121	121	—	121	—
Interest rate swap - cash flow hedge	426	426	—	426	—
Other derivative financial instruments (mortgage banking related)	387	387	—	387	—
Off balance sheet financial instruments:
Commitments to extend credit	—	16,756	—	16,756	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$374,448	$374,448	$374,448	$—	$—
Investment securities	1,014,981	1,015,137	12,041	1,003,096	—
Loans held for sale	50,572	50,572	—	50,572	—
Loans, net of allowance for loan losses	6,643,326	6,649,575	—	—	6,649,575
FDIC receivable for loss share agreements	—	—	—	—	—
Accrued interest receivable	18,618	18,618	—	3,642	14,976
Mortgage servicing rights	29,037	29,037	—	—	29,037
Interest rate swap - non-designated hedge	203	203	—	203	—
Other derivative financial instruments (mortgage banking related)	2,403	2,403	—	2,403	—
Financial liabilities:
Deposits	7,334,423	6,935,867	—	6,935,867	—
Federal funds purchased and securities sold under agreements to repurchase	313,773	313,773	—	313,773	—
Other borrowings	55,358	54,379	—	54,379	—
Accrued interest payable	1,359	1,359	—	1,359	—
Interest rate swap - non-designated hedge	181	181	—	181	—
Interest rate swap - cash flow hedge	498	498	—	498	—
Other derivative financial instruments (mortgage banking related)	51	51	—	51	—
Off balance sheet financial instruments:
Commitments to extend credit	—	1,587	—	1,587	—
March 31, 2016
Financial assets:
Cash and cash equivalents	$697,277	$697,277	$697,277	$—	$—
Investment securities	995,506	995,866	12,075	983,791	—
Loans held for sale	34,933	34,933	—	34,933	—
Loans, net of allowance for loan losses	6,129,228	6,257,082	—	—	6,257,082
FDIC receivable for loss share agreements	2,091	(4,224)	—	—	(4,224)
Accrued interest receivable	18,023	18,023	—	3,964	14,059
Mortgage servicing rights	23,697	23,697	—	—	23,697
Other derivative financial instruments (mortgage banking related)	3,439	3,439	—	3,439	—
Financial liabilities:
Deposits	7,161,948	6,950,947	—	6,950,947	—
Federal funds purchased and securities sold under agreements to repurchase	312,034	312,034	—	312,034	—
Other borrowings	55,210	49,230	—	49,230	—
Accrued interest payable	1,926	1,926	—	1,926	—
Interest rate swap - cash flow hedge	797	797	—	797	—
Other derivative financial instruments (mortgage banking related)	611	611	—	611	—
Off balance sheet financial instruments:
Commitments to extend credit	—	33,260	—	33,260	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended March 31, 2017
Balance at December 31, 2016	$(6,195)	$(1,708)	$(308)	$(8,211)
Other comprehensive income (loss) before reclassifications	—	3,166	(24)	3,142
Amounts reclassified from accumulated other comprehensive income	117	—	68	185
Net comprehensive income	117	3,166	44	3,327
Balance at March 31, 2017	$(6,078)	$1,458	$(264)	$(4,884)

Three Months Ended March 31, 2016
Balance at December 31, 2015	$(6,015)	$2,588	$(444)	$(3,871)
Other comprehensive income (loss) before reclassifications	—	7,375	(94)	7,281
Amounts reclassified from accumulated other comprehensive income (loss)	126	(76)	45	95
Net comprehensive income (loss)	126	7,299	(49)	7,376
Balance at March 31, 2016	$(5,889)	$9,887	$(493)	$3,505

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	2017	2016	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$110	$73	Interest expense
	(42)	(28)	Provision for income taxes
	68	45	Net income
Gains on sales of available for sale securities:
	$—	$(122)	Other noninterest income
	—	46	Provision for income taxes
	—	(76)	Net income
Other-than-temporary impairment losses on available for sale securities:
	$—	$—	Other noninterest income
	—	—	Provision for income taxes
	—	—	Net income
Amortization of defined benefit pension:
Actuarial losses	$188	$204	Salaries and employee benefits
	(71)	(78)	Provision for income taxes
	117	126	Net income
Total reclassifications for the period	$185	$95

Note 16 — Derivative Financial Instruments

Cash Flow Hedge of Interest Rate Risk

The Company utilizes an interest rate swap agreement to essentially convert a portion of its variable-rate debt to a fixed rate (cash flow hedge).  For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $44,000 for the three months ended March 31, 2017, compared to an unrealized loss of $49,000 for the three months ended March 31, 2016.  The Company recognized a $426,000 cash flow hedge liability in other liabilities on the balance sheet at March 31, 2017, compared to a $797,000 liability at March 31, 2016.  There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2017 and 2016.

On January 3, 2017, the Company, through its merger with Southeastern Banking Financial Corporation (“SBFC”), acquired two forward starting interest rate swaps with a total notational amount of $10.0 million which was used to manage interest rate risk by SBFC on its $20.6 million in junior subordinated debt issued by capital trusts.  Like the Company, SBFC was using the swaps to hedge the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt.  The subordinated debt was paying interest at three month LIBOR plus 1.40% (2.36% at the time of the merger) while the interest rate swaps were providing a fixed rate of approximately 5.35% on $10.0 million of the junior subordinated debt.  During the first quarter of 2017, the Company decided to terminate the interest rate swaps acquired through the merger with SBFC with an immaterial effect to net income.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2017 and 2016, the Company provided $550,000 and $850,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, the Company has a netting agreement with the counterparty.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of

March 31, 2017, the interest rate swaps had an aggregate notional amount of approximately $27.5 million and the fair value of these two interest rate swap derivatives are recorded in other assets and in other liabilities for a net asset carrying value of $12,000, which was recorded through earnings.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On March 31, 2017, the Company had derivative financial instruments outstanding with notional amounts totaling $98.0 million related to mortgage servicing rights, compared to $121.0 million on March 31, 2016.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $214,000 at March 31, 2017, compared to a loss of $150,000 at March 31, 2016.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Mortgage loan pipeline	$117,666	$85,445	$115,945
Expected closures	88,250	64,083	86,959
Fair Value of mortgage loan pipeline commitments	2,066	1,037	2,187
Forward sales commitments	114,079	97,092	106,000
Fair value of forward commitments	(387)	1,366	(461)

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

The following table presents actual and required capital ratios as of March 31, 2017, December 31, 2016 and March 31, 2016 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2017
Common equity Tier 1 to risk-weighted assets:
Consolidated	$959,802	11.90%	$463,854	5.75%	$564,691	7.00%	$524,356	6.50%
South State Bank (the Bank)	998,061	12.37%	463,767	5.75%	564,586	7.00%	524,259	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,030,559	12.77%	584,859	7.25%	685,697	8.50%	645,362	8.00%
South State Bank (the Bank)	998,061	12.37%	584,750	7.25%	685,569	8.50%	645,241	8.00%
Total capital to risk-weighted assets:
Consolidated	1,074,107	13.31%	746,199	9.25%	847,037	10.50%	806,702	10.00%
South State Bank (the Bank)	1,041,277	12.91%	746,060	9.25%	846,879	10.50%	806,552	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,030,559	10.05%	410,054	4.00%	410,054	4.00%	512,567	5.00%
South State Bank (the Bank)	998,061	9.75%	409,567	4.00%	409,567	4.00%	511,959	5.00%
December 31, 2016:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$788,544	11.66%	$346,730	5.125%	$473,582	7.00%	$439,755	6.50%
South State Bank (the Bank)	815,823	12.06%	346,629	5.125%	473,444	7.00%	439,627	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	841,266	12.43%	448,212	6.625%	575,064	8.50%	541,237	8.00%
South State Bank (the Bank)	815,823	12.06%	448,081	6.625%	574,896	8.50%	541,079	8.00%
Total capital to risk-weighted assets:
Consolidated	881,957	13.04%	583,521	8.625%	710,374	10.50%	676,546	10.00%
South State Bank (the Bank)	856,388	12.66%	583,351	8.625%	710,166	10.50%	676,349	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	841,266	9.88%	340,612	4.00%	340,612	4.00%	425,765	5.00%
South State Bank (the Bank)	815,823	9.58%	340,483	4.00%	340,483	4.00%	425,604	5.00%
March 31, 2016:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$720,309	11.56%	$319,222	5.125%	$436,011	7.00%	$404,867	6.50%
South State Bank (the Bank)	749,214	12.03%	319,190	5.125%	435,967	7.00%	404,826	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	772,046	12.39%	412,653	6.625%	529,442	8.50%	498,298	8.00%
South State Bank (the Bank)	749,214	12.03%	412,611	6.625%	529,388	8.50%	498,247	8.00%
Total capital to risk-weighted assets:
Consolidated	811,352	13.03%	537,228	8.625%	615,784	10.50%	586,461	10.00%
South State Bank (the Bank)	788,417	12.66%	537,173	8.625%	615,460	10.50%	586,153	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	772,046	9.41%	328,059	4.00%	328,059	4.00%	410,074	5.00%
South State Bank (the Bank)	749,214	9.14%	327,842	4.00%	327,842	4.00%	409,803	5.00%

As of March 31, 2017, December 31, 2016, and March 31, 2016, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $595.7 million at March 31, 2017. The Company added $257.4 million in goodwill related to the SBFC merger during the first quarter of 2017.  The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The Company added $18.1 million in core deposit intangible related to the SBFC merger during the first quarter of 2017.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Gross carrying amount	$100,274	$82,154	$82,154
Accumulated amortization	(44,813)	(42,306)	(36,633)
	$55,461	$39,848	$45,521

Amortization expense totaled $2.5 million and $1.9 million for the three months ended March 31, 2017 and March 31, 2016 respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2017	$2,495
September 30, 2017	2,494
December 31, 2017	2,494
March 31, 2018	2,331
June 30, 2018	2,319
Thereafter	43,328
$55,461

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of March 31, 2017, December 31, 2016, and March 31, 2016, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.8 billion, $2.7 billion, and $2.6 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three months ended March 31, 2017 and March 31, 2016 was $1.8 million and $1.5 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At March 31, 2017, December 31, 2016, and March 31, 2016, mortgage servicing rights (“MSRs”) were $30.1 million, $29.0 million, and $23.7 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three months ended March 31, 2017 and March 31, 2016 were a gain of $444,000 and a loss of $2.6 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Increase (decrease) in fair value of MSRs	$444	$(2,606)
Decay of MSRs	(803)	(780)
Gains related to derivatives	$266	$3,045
Net effect on statements of income	$(93)	$(341)

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

The characteristics and sensitivity analysis of the MSR are included in the following table.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2017		2016		2016
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.6%		99.6%		99.4%
Adjustable-rate mortgage loans	0.4%		0.4%		0.6%
Total	100.0%		100.0%		100.0%
Weighted average life	7.68	years	7.70	years	6.10	years
Constant Prepayment rate (CPR)	7.8%		7.7%		11.8%
Weighted average discount rate	9.8%		9.8%		9.8%
Effect on fair value due to change in interest rates
25 basis point increase	$1,375		$1,399		$1,884
50 basis point increase	2,431		2,557		3,532
25 basis point decrease	(1,746)		(1,713)		(2,206)
50 basis point decrease	(3,774)		(3,670)		(4,477)

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

Custodial escrow balances maintained in connection with the loan servicing were $18.2 million and $16.4 million at March 31, 2017 and March 31, 2016, respectively.

Mandatory cash forwards and whole loan sales were $177.7 million and $135.9 million for the three months ended March 31, 2017 and March 31, 2016, respectively, of which $120.6 million and $93.3 million, or 67.9% and 68.7%, respectively, were sold with the servicing rights retained by the company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $47.0 million, $50.6 million, and $34.9 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Note 20 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the three months ended March 31, 2017, tax credits and other tax benefits of $771,000 and amortization of $587,000 were recorded.  For the three months ended March 31, 2016, the Company recorded tax credits and other tax benefits of $599,000 and amortization of $368,000. At March 31, 2017 and 2016, the Company’s carrying value of QAHPs was $26.2 million and $27.9 million, respectively, with an original investment of $33.8 million.  The Company has $9.4 million and $14.7 million in remaining funding obligations related to these QAHPs recorded in liabilities at March 31, 2017 and 2016, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At March 31, 2017, December 31, 2016 and March 31, 2016, the Company's repurchase agreement totaled $272.4 million, $238.3 million, and $257.4 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2017, December 31, 2016 and March 31, 2016.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $272.4 million, $238.3 million and $257.4 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 22 – Subsequent Events

On April 26, 2017, South State Corporation, (“SSB”) entered into an Agreement and Plan of Merger with Park Sterling Corporation, a North Carolina corporation ("PSTB"), and a bank holding company headquartered in Charlotte, North Carolina.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PSTB will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, PSTB's wholly owned bank subsidiary, Park Sterling Bank ("PSB"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At March 31, 2017, PSTB reported $3.3 billion in total assets, $2.5 billion in loans and $2.5 billion in deposits.  PSTB has over 50 full service branches in North Carolina, South Carolina, Georgia and Virginia that serve individuals and businesses.

Under the terms of the agreement, shareholders of Park Sterling Corporation will receive 0.14 shares of South State common stock for each share of Park Sterling common stock. The aggregate consideration, including “in the money” outstanding stock options, is valued at approximately $690.8 million, based on 53,112,726 shares of Park Sterling common stock outstanding as of March 31, 2017 and on South State’s April 26, 2017 closing stock price of $91.90.

The transaction is subject to regulatory approvals, the affirmative vote of both SSB’s and PSTB’s shareholders, and other customary closing conditions.  The transaction is expected to close during the fourth quarter of 2017.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the financial statements contained in this Quarterly Report beginning on page 1.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2016.  Results for the three months ended March 31, 2017  are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

Overview

We are a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, South State Bank (the “Bank”), a South Carolina-chartered commercial bank that opened for business in 1934.  The Bank also operates Minis & Co., Inc. and South State Advisory (formerly First Southeast 401K Fiduciaries), both wholly owned registered investment advisors; and First Southeast Investor Services, a wholly owned limited service broker dealer.  The Company does not engage in any significant operations other than the ownership of our banking subsidiary.

At March 31, 2017, we had approximately $11.2 billion in assets and 2,277 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and also analyzes our financial condition as of March 31, 2017 as compared to December 31, 2016 and March 31, 2016.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Park Sterling Corporation Proposed Acquisition

On April 26, 2017, South State Corporation, (“SSB”) entered into an Agreement and Plan of Merger with Park Sterling Corporation, a North Carolina corporation ("PSTB"), and a bank holding company headquartered in Charlotte, North Carolina.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PSTB will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, PSTB's wholly owned bank subsidiary, Park Sterling Bank ("PSB"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At March 31, 2017, PSTB reported $3.3 billion in total assets, $2.5 billion in loans and $2.5 billion in deposits.  PSTB has over 50 full service branches in North Carolina, South Carolina, Georgia and Virginia that serve individuals and businesses.

Under the terms of the agreement, shareholders of Park Sterling Corporation will receive 0.14 shares of South State common stock for each share of Park Sterling common stock. The aggregate consideration, including “in the money” outstanding stock options, is valued at approximately $690.8 million, based on 53,112,726 shares of Park Sterling common stock outstanding as of March 31, 2017 and on South State’s April 26, 2017 closing stock price of $91.90.

The transaction is subject to regulatory approvals, the affirmative vote of both SSB’s and PSTB’s shareholders, and other customary closing conditions.  The transaction is expected to close during the fourth quarter of 2017.

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, the Company closed its merger with Southeastern Banking financial Corporation (“SBFC”), and its wholly-owned bank subsidiary, Georgia Bank & Trust (“GB&T”), merged into South State Bank. The Company issued 4,978,338 shares using a fixed exchange ratio of 0.7307 shares of SSB common stock.  The total purchase price was $435.1 million, including the value of “in the money” outstanding stock options totaled $490,000.    Georgia Bank & Trust had nine full service branches in Augusta, Georgia, three full service branches in Aiken, South Carolina that served individuals and businesses and a limited service loan production office in Athens, Georgia and was ranked second in market share in the Augusta, Georgia market.  See Note 4 – Mergers and Acquisitions for detail on the asset purchased and liabilities assumed through this merger.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See “Note 6 — Loans and Allowance for Loan Losses” in this Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of March 31, 2017, December 31, 2016 and March 31, 2016, the balance of goodwill was $595.7 million, $338.3 million, and $338.3 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment; (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (ASC) 350 and eliminating Step 2 from the goodwill impairment test.  This guidance is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those years.

Our stock price has historically traded above its book value.  As of March 31, 2017, book value was $54.05 per common share.  The lowest trading price during the first three months of 2017, as reported by the NASDAQ Global Select Market, was $80.25 per share, and the stock price closed on March 31, 2017 at $89.35 per share, which is above book value.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2017, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of March 31, 2017, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  Federal tax returns for 2014 and subsequent tax years remain subject to examination by taxing authorities as of March 31, 2017.  State tax returns for 2013 and subsequent tax years remain subject to examination by taxing authorities as of March 31, 2017.

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

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments.  Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy.   As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of OREO.  Management reviews the value of OREO periodically and adjusts the values as appropriate.  Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.  Prior to the termination of our loss share agreements with the FDIC in the second quarter of 2016, revenues, expenses and gains or losses on sales of covered OREO were offset against the FDIC indemnification asset.

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

In accordance with FASB ASC Topic 805, the FDIC indemnification assets were initially recorded at fair value, and were measured separately from the loan assets and foreclosed assets because the loss sharing agreements were not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset was measured at carrying value subsequent to initial measurement.  During the second quarter of 2016, the Bank entered into an agreement with the FDIC for the early termination of all of its outstanding loss share agreements.  As a result, the Company no longer has any covered assets.

For further discussion of the Company’s loan accounting and acquisitions, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2016, Note 4—Mergers and Acquisitions to the unaudited condensed consolidated financial statements and Note 6—Loans and Allowance for Loan Losses to the unaudited condensed consolidated financial statements.

With the closing of the merger between SSB and SBFC and our organic growth, we surpassed $10.0 billion in total assets as of the closing date of the merger.  Crossing over $10.0 billion in total assets and sustaining assets in excess of $10.0 billion for six quarters will result in a loss of interchange revenue and additional expenses associated with stress testing and FDIC insurance premiums.

Results of Operations

We reported consolidated net income of $18.3 million, or diluted earnings per share (“EPS”) of $0.63, for the first quarter of 2017 as compared to consolidated net income of $24.5 million, or diluted EPS of $1.01, in the comparable period of 2016, a 25.4% decrease.  The $6.2 million decrease in consolidated net income was the net result of the following items:

•

Higher interest income of $17.2 million which resulted both from the merger with SBFC which contributed to higher investment securities income of $2.9 million and acquired loan interest income of $5.9 million and an increase in non-acquired loan interest income of $8.5 million due to organic loan growth;

•

Higher interest expense of $1.4 million which mainly resulted from the merger with SBFC as average interest-bearing liabilities increased $1.3 billion and cost of funds on interest-bearing liabilities increased 6 basis points;

•

Higher provision for loan losses by $1.2 million which mainly came from a $1.0 million increase in the provision for loan losses within the acquired loan portfolio due to impairment of certain loan pools within the first quarter of 2017;

•

Higher noninterest income of $6.4 million which resulted from a $1.6 million improvement in fees of deposit accounts, a $611,000 increase in recoveries on acquired loans, a $1.4 million reduction in the amortization of FDIC indemnification asset, a $1.2 million increase in trust and investment services income and a $1.4 million increase in mortgage banking;

•

Higher noninterest expense by $32.7 million which mainly resulted from the effects of the merger with SBFC as merger and branch consolidation related expense increased $20.1 million, salaries and employee benefits increased $7.5 million, information services expense increased $1.3 million, net occupancy and furniture and equipment expense increased $2.0 million and amortization of intangibles increased $603,000; and

•

A decline in the provision for income taxes of $5.5 million due to both a lower pre-tax income and a lower effective tax rate due to the implementation of the new accounting standard which requires the excess tax benefit associated with vested or exercised stock awards be included in determination of the effective tax rate.

Our asset quality related to non-acquired loans continued to remain strong at the end of the first quarter of 2017 compared to the end of 2016 and the first quarter of 2016.  Non-acquired nonperforming assets declined from $27.0 million at March 31, 2016 to $18.7 million at March 31, 2017, a decline of $8.3 million which came from a $6.2 million decline in non-acquired nonperforming loans and a $2.1 million decline in OREO.  Compared to the balance of non-acquired nonperforming assets at December 31, 2016, non-acquired nonperforming assets remained flat at $18.7 million.    Annualized net charge-offs for the first quarter of 2017 were 0.05%, or $628,000, down from net charge-offs in the first quarter of 2016 of 0.09%, or $955,000, and similar to the fourth quarter of 2016 net charge offs of 0.05%, or $644,000.

The allowance for loan losses decreased to 0.69% of total non-acquired loans at March 31, 2017, down from 0.71% at December 31, 2016 and 0.79% at March 31, 2016.  The allowance provides 2.95 times coverage of non-acquired nonperforming loans at March 31, 2017, an increase from 2.51 times at December 31, 2016, and 1.83 times at March 31, 2016.  The Company continues to show improvement in its asset quality numbers and ratios.

During the first quarter of 2017, the Company had net charge-offs related to “acquired non-credit impaired loans” which totaled $326,000, or 0.08% annualized, and accordingly, recorded a provision for loan losses equal to the net charge off for the same amount.  Additionally, we have $5.0 million in nonperforming loans from this loan portfolio, up slightly from $4.8 million at December 31, 2016 and up $1.0 million from $4.0 million at March 31, 2016.

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

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances of both the acquired credit impaired and the acquired non-credit impaired portfolio, excluding the merger with SBFC.  Below is a summary of the first quarter of 2017 assessment of the impact from the acquired loan portfolio:

•

Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $1.8 million from the fourth quarter of 2016, excluding the acquired loan interest income from SBFC of $14.5 million.  With the SBFC merger, the acquired loans were primarily noncredit impaired loans.  The acquired loan yield increase or decrease going forward will be  dependent on the level of pay downs and pay-offs each quarter of the acquired noncredit impaired loan portfolio.  The yield of the acquired loan portfolio would have been higher at 7.66%, excluding the merger with SBFC.  This compares to the fourth quarter of 2016 of 7.47% and to the first quarter of 2016 at 8.03%;

•

Impairment of certain loan pools during the first quarter of 2017 resulted in provision for loan loss charge totaling $1.2 million compared to $216,000 in the fourth quarter of 2016, and $371,000 in the first quarter of 2016.  The increased impairment was primarily related to impaired residential real estate loan pools and consumer mobile home loan pools; and

•

The amortization of the indemnification asset was lower this quarter due to the early termination with the FDIC of all loss share agreements during the second quarter of 2016.  This resulted in no charge this quarter compared to $1.5 million in first quarter of 2016.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield declined from the first quarter of 2016 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  In addition, the yield on the loans acquired in the merger with SBFC were lower than the existing acquired loan portfolio.  These factors resulted in a lower yield on the acquired loan portfolio.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Average balances:
Acquired loans, net of allowance for loan losses	$2,384,149	$1,735,611
Non-acquired loans	5,402,372	4,330,770
Total loans, excluding held for sale	$7,786,521	$6,066,381

Interest income:
Noncash interest income on acquired performing loans	$4,191	$1,556
Acquired loan interest income	36,374	33,109
Total acquired loans	40,565	34,665
Non-acquired loans	50,779	42,267
Total loans, excluding held for sale	$91,344	$76,932

Non-taxable equivalent yield:
Acquired loans	6.90%	8.03%
Non-acquired loans	3.81%	3.93%
Total loans, excluding held for sale	4.76%	5.10%

Compared to the balance at December 31, 2016, our non-acquired loan portfolio has increased $323.3 million, or 25.0% annualized, to $5.6 billion, driven by increases in all categories.  Consumer real estate lending increased by $68.6 million, or 17.6% annualized; consumer non real estate lending by $16.1 million, or 20.1% annualized; commercial owner occupied loans by $22.3 million, or 7.7% annualized; commercial and industrial by $54.6 million, or 33.0% annualized; construction/land development by $66.1 million, or 46.2% annualized; and commercial non-owner occupied increased $89.3 million, or 50.7% annualized.  The acquired loan portfolio increased by $903.7 million to $2.3 billion in the first quarter of 2017 compared to $1.4 billion at December 31, 2016.  This increase is due to the merger with SBFC which added approximately $1.0 billion in loans to the acquired loan portfolio.  Excluding the addition of SBFC’s acquired loans at the date of the merger, the acquired loan portfolio declined by $146.2 million due to continued payoffs, charge-offs, and transfers to OREO of which $63.7 million was related to a decline in SBFC’s acquired loan portfolio and $82.5 million was related to a decline in the remaining acquired loan portfolio.  Since March 31, 2016, the non-acquired loan portfolio has grown by $1.1 billion, or 24.4%, driven by increases in most loan categories.  Consumer real estate loans and commercial non-owner occupied real estate loans have accounted for the largest increases by $262.9 million, or 19.0%, and $477.7 million, or 49.1%, respectively, since March 31, 2016.  Since March 31, 2016, the acquired loan portfolio increased by $651.3 million due to the merger with SBFC.  Excluding the addition of SBFC’s acquired loans at the date of the merger, the acquired loan portfolio declined by $398.6 million due to continued payoffs, charge-offs, and transfers to OREO of which $63.7 million was related to a decline in SBFC’s acquired loan portfolio and $334.9 million was related to a decline in the remaining acquired loan portfolio.

Non-taxable equivalent net interest income increased $15.8 million, or 19.3% and the non-taxable equivalent net interest margin declined to 4.14% from 4.37% during the first quarter of 2017 compared to the same period in 2016.  The increase in net interest income was due to an increase in average interest-earning assets of $1.9 billion or 25.5% both from the merger with SBFC and through organic loan growth.  The decline in the net interest margin was due to the decline in the yield on both the non-acquired loan portfolio of 12 basis points and acquired loan portfolio of 113 basis points and due to an increase in the rate on interest-bearing liabilities of 6 basis points.

Compared to the fourth quarter of 2016, net interest margin (non-taxable equivalent) increased by 10 basis points.  The yield on interest-earning assets increased by 14 basis points due to an increase in the yield on both the overall loan portfolio and on the investment securities portfolio.  The yield on the non-acquired loan portfolio increased 3 basis points mainly due to the Federal Reserve increasing the federal funds target rate 50 basis points since December 2016 which effectively increases the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.  The yield on the acquired loan portfolio declined 57 basis points due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.  The yield on the investment securities portfolio increased 11 basis points due to the addition of the investment portfolio through the merger with SBFC which had a higher yield than South State’s legacy investment portfolio.  The rate on interest-bearing liabilities increased 21 basis points to 0.95% during the first quarter of 2017 due to the Federal Reserve increasing the federal funds target rate 50 basis point since December 2016.  The cost of deposits increased 5 basis points and increased across all categories during the quarter due to the addition of deposits through the merger with SBFC which were at higher rates than that of legacy South State’s.

Our quarterly efficiency ratio increased to 77.5% compared to 65.8% in the fourth quarter of 2016 and 64.1% in the first quarter of 2016.  The increase in the efficiency ratio compared to the fourth quarter of 2016 was the result of a 39.5% increase in noninterest expense partially offset by an 11.0% increase in noninterest income and a 20.8% increase in net interest income.  The increase in noninterest expense, noninterest income and net interest income compared to the fourth quarter of 2016 were all due to the merger with SBFC.   Noninterest expense increased by $29.5 million which mainly resulted from merger and branch consolidation related expense increasing $16.2 million, salaries and employee benefits increased $8.2 million, information services expense increasing $1.2 million, net occupancy and furniture and equipment expense increasing $1.6 million and amortization of intangibles increasing $617,000.  Noninterest income increased by $3.6 million which resulted from $1.3 million improvement in fees of deposit accounts, a $750,000 increase in trust and investment services income and a $1.1 million increase in mortgage banking.  The increase in net interest income resulted from an $18.3 million increase in interest income due to a $1.6 billion increase in interest-earning assets.  The improvement in the efficiency ratio compared to the first quarter of 2016 was the result of a 45.4% increase in noninterest expense, partially offset by a 21.3% increase in noninterest income and a 19.3% increase in net interest income.  The increase in noninterest expense, noninterest income and net interest income compared to the first quarter of 2016 were also all due the merger with SBFC.

Diluted EPS and basic EPS decreased to $0.63 and $0.63, respectively for the first quarter of 2017, from the first quarter 2016 amounts of $1.02 and $1.01, respectively.  This was the result of a 25.4% decrease in net income and a 20.9% increase in outstanding common shares.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Return on average assets (annualized)	0.68%	1.15%
Return on average equity (annualized)	4.74%	9.18%
Return on average tangible equity (annualized)*	8.87%	15.04%
Dividend payout ratio **	52.82%	27.64%
Equity to assets ratio	14.17%	12.48%
Average shareholders’ equity	$1,561,594	$1,073,598

* -   Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended March 31, 2017, return on average tangible equity decreased to 8.87% compared to 15.04% for the same period in 2016.  This decrease was driven by both the 29.2% decrease in net income excluding amortization of intangibles and by the effects of a 33.3% increase in average tangible shareholders equity.  Similarly, return on average assets decreased to 0.68%, compared to 1.15% for the three months ended March 31, 2016, due to a 25.4% decrease in net income offset by the effects of a 27.2% increase in average assets.

•

Dividend payout ratio increased to 52.82% for the three months ended March 31, 2017 compared with 27.64% for the three months ended March 31, 2016.  The increase from the comparable period in 2016 primarily reflects the increase in the cash dividends declared per common share of 17.9% as compared to a 25.4% decrease in net income.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•

Equity to assets ratio increased to 14.17% for the three months ended March 31, 2017 compared with 12.48% for the three months ended March 31, 2016.  The increase from the comparable period in 2016 primarily reflects the higher percentage increase in equity of 46.0% as compared to a 28.6% increase in assets.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Return on average equity (GAAP)	4.74%	9.18%
Effect to adjust for intangible assets	4.13%	5.86%
Return on average tangible equity (non-GAAP)	8.87%	15.04%

Average shareholders’ equity (GAAP)	$1,561,594	$1,073,598
Average intangible assets	(643,556)	(384,924)
Adjusted average shareholders’ equity (non-GAAP)	$918,038	$688,674

Net income (GAAP)	$18,264	$24,494
Amortization of intangibles	2,507	1,904
Tax effect	(702)	(645)
Adjusted net income (non-GAAP)	$20,069	$25,753

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 17 basis points from the first quarter of 2016, due to the following:  (1)  a decrease of 15 basis points in the yield on interest-earning assets from the decline in the yield on both the non-acquired loan portfolio by 12 basis points and the acquired loan portfolio by 113 basis points, (2) an increase of 6 basis points in the rate on interest-bearing liabilities related to 3 basis point increase in funding cost  from interest-bearing deposits, and (3) a 9 basis point increase in funding cost from federal funds purchased and repurchase agreements.  The taxable equivalent net interest margin increased by 11 basis points from the fourth quarter of 2016 to 4.20% in the first quarter of 2017, which was mainly the result of the yield on interest-earning assets increasing by 14 basis points during this period.  This increase in yield on interest-earning assets was mainly due to the increase in yield on the non-acquired loan portfolio and on the investment portfolio partially offset by the decline in yield on the acquired loan portfolio.  The yield on the non-acquired loan portfolio increased due to the Federal Reserve increasing the federal funds target rate 50 basis points since December 2016 which effectively increases the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans. The yield on the investment securities portfolio increased due to the addition of the investment portfolio through the merger with SBFC which had a higher yield than South State’s legacy investment portfolio.  The yield on the acquired loan portfolio declined due to the acquired credit impaired loans being renewed the cash flow from these assets is being extended out, therefore increasing the weighted average life of the loan pools within all acquired loan portfolios.

Net interest income increased from the first quarter of 2016 by $15.8 million.  This increase was driven by the following:

1.

Higher loan interest income of $14.4 million with acquired loan interest income increasing by $5.9 million due to the addition of the SBFC loan portfolio through the merger and non-acquired loan interest income increasing by $8.5 million due to higher average balances through organic loan growth and due to higher yields due to the rising rate environment; offset partially by

2.

Higher interest expense of $1.4 million, due to higher average balances in most categories of interest-bearing liabilities due to the merger with SBFC and due to higher rates on most categories of interest-bearing liabilities also due to the merger with SBFC whose deposits rates were higher than legacy South State deposit rates.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Non-TE net interest income	$97,362	$81,602
Non-TE yield on interest-earning assets	4.29%	4.44%
Non-TE rate on interest-bearing liabilities	0.22%	0.16%
Non-TE net interest margin	4.14%	4.32%
TE net interest margin	4.20%	4.37%

Non-TE net interest income increased $15.8 million, or 19.3%, in the first quarter of 2017 compared to the same period in 2016.  Some key highlights are outlined below:

•

Average interest-earning assets increased 25.5% to $9.5 billion in the first quarter of 2017 compared to the same period in 2016 due to the increase in acquired loans and investment securities through the merger with SBFC in the first quarter of 2017 and due to the increase in non-acquired loans through organic growth.

•

Non-TE yield on interest-earning assets for the first quarter of 2017 decreased 15 basis points from the comparable period in 2016.  The decrease since the first quarter of 2016 was driven by a 12 basis point decline in the yield on the non-acquired loan portfolio and a 113 basis point decline in the yield on the acquired loan portfolio.  The decline in yield on the non-acquired loan portfolio is due to the effects of the low rate environment during 2016 on the portfolio and the decline in yield on the acquired loan portfolio is due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore increasing the weighted average life of the loan pools within all acquired loan portfolios.  These decreases were partially offset by an 11 basis point increase in the yield on investment securities and a 31 basis point increase in the yield on federal funds sold and reverse repurchase agreements. The increase in yield on the investment portfolio is due to the addition of the investment portfolio through the merger with SBFC which had a higher yield than South State’s legacy investment portfolio.  The loan portfolio continues to remix with 70% of the portfolio being comprised of non-acquired loans and 30% being acquired loans.  This compares to 73% and 27%, respectively, one year ago.  The increase in the acquired loan portfolio as a percentage of the total portfolio was due to the addition of the SBFC loan portfolio through the merger in the first quarter of 2017.

•

The average cost of interest-bearing liabilities for the first quarter of 2017 increased 6 basis points from the same period in 2016. The increase since the first quarter of 2016 was primarily the result of an increase in the cost of deposits due to rates on the deposits acquired through the merger with SBFC being higher than the rates on legacy South State deposits.  The average cost of deposits increased from 0.13% during the first quarter of 2016 to 0.16% in the same period in 2017.  Also, the average costs on federal funds purchased and repurchase agreements increased 9 basis points to 0.27% for the first quarter of 2017 compared to the same period in 2016.  This increase was the result of the Federal Reserve increasing the federal funds target rate by 50 basis points since December 2016 which has increased short term borrowing rates.

•	TE net interest margin decreased by 17 basis points in the first quarter of 2017 compared to the first quarter of 2016.

Loans

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
LOAN PORTFOLIO (ENDING balance)	2017	Total	2016	Total	2016	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$ 141,897	1.8%	$ 10,090	0.2%	$ 13,024	0.2%
Commercial non-owner occupied	217,850	2.8%	34,628	0.5%	36,530	0.6%
Total commercial non-owner occupied real estate	359,747	4.6%	44,718	0.7%	49,554	0.8%
Consumer real estate:
Consumer owner occupied	550,578	7.0%	408,270	6.1%	494,472	8.0%
Home equity loans	186,411	2.4%	160,879	2.4%	184,388	3.0%
Total consumer real estate	736,989	9.4%	569,149	8.5%	678,860	11.0%
Commercial owner occupied real estate	238,612	2.9%	27,195	0.4%	37,356	0.6%
Commercial and industrial	136,309	1.7%	13,641	0.2%	21,109	0.3%
Other income producing property	92,044	1.2%	39,342	0.6%	49,123	0.8%
Consumer non real estate	151,941	1.9%	142,654	2.1%	163,236	2.6%
Other	-	-%	-	-%	-	-%
Total acquired non-credit impaired loans	1,715,642	21.7%	836,699	12.5%	999,238	16.1%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	49,599	0.6%	39,891	0.6%	47,275	0.8%
Commercial non-owner occupied	111,982	1.4%	109,453	1.6%	123,601	2.0%
Total commercial non-owner occupied real estate	161,581	2.0%	149,344	2.2%	170,876	2.8%
Consumer real estate:
Consumer owner occupied	159,539	2.0%	149,257	2.2%	173,360	2.8%
Home equity loans	70,175	0.9%	72,857	1.1%	79,690	1.3%
Total consumer real estate	229,714	2.9%	222,114	3.3%	253,050	4.1%
Commercial owner occupied real estate	100,430	1.3%	94,593	1.4%	109,681	1.8%
Commercial and industrial	16,911	0.2%	18,262	0.3%	22,123	0.4%
Other income producing property	65,011	0.8%	62,856	0.9%	73,965	1.2%
Consumer non real estate	58,249	0.7%	58,772	0.9%	66,619	1.1%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	631,896	7.9%	605,941	9.0%	696,314	11.4%
Total acquired loans	2,347,538	29.6%	1,442,640	21.5%	1,695,552	27.5%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	646,544	8.2%	580,464	8.7%	447,197	7.3%
Commercial non-owner occupied	803,998	10.2%	714,715	10.7%	525,637	8.5%
Total commercial non-owner occupied real estate	1,450,542	18.4%	1,295,179	19.4%	972,834	15.8%
Consumer real estate:
Consumer owner occupied	1,252,650	15.8%	1,197,621	17.9%	1,060,554	17.2%
Home equity loans	396,806	5.0%	383,218	5.7%	325,962	5.3%
Total consumer real estate	1,649,456	20.8%	1,580,839	23.6%	1,386,516	22.5%
Commercial owner occupied real estate	1,200,004	15.2%	1,177,745	17.7%	1,060,513	17.2%
Commercial and industrial	725,974	9.2%	671,398	10.0%	553,527	9.0%
Other income producing property	182,416	2.3%	178,238	2.7%	175,217	2.8%
Consumer non real estate	340,292	4.3%	324,238	4.9%	247,502	4.0%
Other	15,623	0.2%	13,404	0.2%	76,559	1.2%
Total non-acquired loans	5,564,307	70.4%	5,241,041	78.5%	4,472,668	72.5%
Total loans (net of unearned income)	$ 7,911,845	100.0%	$ 6,683,681	100.0%	$ 6,168,220	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $1.7 billion, or 28.3%, at March 31, 2017 as compared to the same period in 2016. Acquired non-credit impaired loans increased by $716.4 million and acquired credit impaired loans decreased by $64.4 million as compared to the same period in 2016.  The overall increase in acquired loans was the result of the addition of approximately $1.0 billion in loans through the SBFC acquisition as of March 31, 2017, partially offset by principal payments, charge offs, and foreclosures.  Non-acquired loans or legacy loans increased by $1.1 billion, or 24.4%, from March 31, 2017 to March 31, 2016.  With the SBFC acquisition, the trend in the makeup of the loan portfolio shifted during the current quarter. Non-acquired loans as a percentage of the overall portfolio declined to 70.4% of the total loan portfolio at March

31, 2017, compared to 72.5% at March 31, 2016. Acquired loans as a percentage of the overall portfolio grew to 29.6% of the total loan portfolio at March 31, 2017, compared to 27.5% at March 31, 2016.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Average total loans	$7,786,521	$6,066,381
Interest income on total loans	91,344	76,932
Non-TE yield	4.76%	5.10%

Interest earned on loans increased in the first quarter of 2017 compared to the first quarter of 2016.  Some key highlights for the quarter ended March 31, 2017 are outlined below:

•

Our non-TE yield on total loans decreased 34 basis points in the first quarter of 2017 compared to the same period in 2016.  Average total loans increased 28.4%, as compared to the first quarter of 2016.  The increase in average total loans was the result of 24.7% growth in the average non-acquired loan portfolio and of 71.0% growth in the average acquired non-credit impaired loan portfolio during period, partially offset by an 11.0% decline in the average acquired credit impaired loan portfolio.  The yields on both the non-acquired and acquired loan portfolios declined in the first quarter of 2017 compared to the same period in 2016.  The growth in the non-acquired loan portfolio during 2016 came in a low interest rate environment and, as a result, the average yield declined to 3.81% in the first quarter of 2017 compared to 3.93% in the first quarter of 2016.  With the Federal Reserve Bank increasing the federal funds target rate 50 basis points since December 2016, we have begun to see the yield in the non-acquired loan portfolio increase.  In comparing the first quarter of 2017 to the fourth quarter of 2016, the yield on the non-acquired loan portfolio increased 3 basis points.  The effective yield on the acquired loan portfolio declined to 6.90% in the first quarter of 2017 compared to 8.03% in the same period in 2016. This decline was due to the impact of the yield of the SBFC loan portfolio acquired during the quarter as well as acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.

The balance of mortgage loans held for sale decreased $3.6 million from December 31, 2016 to $47.0 million at March 31, 2017, and increased $12.1 million from a balance of $34.9 million at March 31, 2016.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2017, investment securities totaled $1.4 billion, compared to $1.0 billion at December 31, 2016 and $995.5 million at March 31, 2016.    Our investment portfolio increased $385.6 million and $405.1 million, respectively, from December 31, 2016 and March 31, 2016 primarily as a result of the acquisition of SBFC and its investment portfolio which was $364.1 million at March 31, 2017.  Otherwise, we generally have continued to try and slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Average investment securities	$1,464,758	$1,021,607
Interest income on investment securities	8,661	5,809
Non-TE yield	2.40%	2.29%

Interest earned on investment securities was higher in the first quarter of 2017 compared to the first quarter of 2016, as result of a higher average balance and an increase in yield which were both a result of the addition of the investment portfolio through the acquisition of SBFC.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at March 31, 2017:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2017
Government-sponsored entities debt	$93,995	$93,299	$(696)	$93,995	$—	$—	$—
State and municipal obligations	202,336	206,501	4,165	201,960	—	—	376
Mortgage-backed securities *	1,084,764	1,083,439	(1,325)	—	—	—	1,084,764
Corporate stocks	3,658	3,991	333	—	—	—	3,658
	$1,384,753	$1,387,230	$2,477	$295,955	$—	$—	$1,088,798

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

At March 31, 2017, we had 143 securities available for sale in an unrealized loss position, which totaled $7.6 million.  At December 31, 2016, we had 129 securities available for sale in an unrealized loss position, which totaled $8.6 million.  At March 31, 2016, we had 20 securities available for sale in an unrealized loss position, which totaled $513,000.

During the first quarter of 2017 as compared to the first quarter of 2016, the total number of available for sale securities with an unrealized loss position increased by 123 securities, while the total dollar amount of the unrealized loss increased by $7.1 million.  This increase was due to the higher interest rate environment at March 31, 2017 compared to at March 31, 2016.

All securities available for sale in an unrealized loss position as of March 31, 2017 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at March 31, 2017.   As of March 31, 2017, the investment in FHLB stock represented approximately $11.2 million, or 0.10% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Average interest-bearing liabilities	$6,775,234	$5,464,129
Interest expense	3,624	2,213
Average rate	0.22%	0.16%

The average balance of interest-bearing liabilities increased in the first quarter of 2017 compared to the first quarter of 2016 due primarily to the increase in transaction and money market accounts and saving deposits. This increase was mostly related to the deposits acquired through the SBFC acquisition during the first quarter of 2017.  The increase in interest expense in the first quarter of 2017 compared to the same period in 2016 was largely driven by higher balances in all interest-bearing liabilities, excluding certificates and other time deposits which only declined slightly, as well as the impact of higher interest rates on our interest-bearing liabilities.  The increase in rates was due to the fact that the cost of deposits acquired through the merger with SBFC were at higher rates than that of the legacy Bank and due to the Federal Reserve Bank increasing the federal funds target rate 50 basis points since December 2016.  Overall, this resulted in a 6 basis point increase in the average rate on all interest-bearing liabilities from the three months ended March 31, 2016.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended March 31, 2017 increased 24.0% from the same period in 2016.
•

Interest-bearing deposits increased to $6.4 billion at March 31, 2017 from the period end balance at March 31, 2016 of $5.1 billion.  This was mainly the result of the addition of $1.2 billion of interest bearing-deposits as of March 31, 2017 from the SBFC acquisition. The company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•	The average rate on certificates of deposit and other time deposits for the three months ended March 31, 2017 increased seven basis points to 38 basis points from the comparable period in 2016.
•

Average transaction and money market accounts balances increased 18.9%, up $618.0 million from the average balance in the first quarter of 2016 as the SBFC acquisition added approximately $459.8 million as of March 31, 2017.  Interest expense on transaction and money market accounts increased $325,000 as a result of the growth in average balances and a two basis point increase in the average rate to 10 basis points for the three months ended March 31, 2017 as compared to the same period in 2016.

•

Average savings account balances increased 80.2%, up $601.0 million from the average balance in the first quarter of 2016 as the SBFC acquisition added approximately $545.4 million as of March 31, 2017.  Interest expense on savings accounts increased $391,000 as a result of the growth in average balances and a nine basis point increase in the average rate to 15 basis points for the three months ended March 31, 2017 as compared to the same period in 2016.

•

In the first quarter of 2017, average other borrowings increased $55.3 million compared to the first quarter of 2016. The increase was the result of the SBFC acquisition as we acquired $18.5 million in trust preferred debt and $91.3 million in Federal Home Loan Bank advances through the merger.   During the first quarter of 2017, $57.0 million of the Federal Home Loan Bank advances that were acquired were paid off.  The average rate on other borrowings experienced a 16 basis point decline to 3.26% for the three months ended March 31, 2017 as compared to the same period in 2016.  The main reason for the decline in cost was the addition of the Federal Home Loan Bank advances which had an average cost of approximately 1.96% of which the higher cost advances were paid off in January 2017.



Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $497.8 million, or 25.3%, to $2.5 billion in the first quarter of 2017 compared to $2.0 billion during the same period in 2016 as the SBFC acquisition added approximately $278.8 million as of March 31, 2017.  At March 31, 2017, the period end balance of noninterest-bearing deposits was $2.6 billion, exceeding the March 31, 2016 balance by $578.5 million.

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

Beginning with the FFHI business combination, the Company segregates the acquired loan portfolio into performing loans (“non‑credit impaired”) and credit impaired loans.  The acquired non‑credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no allowance for loan losses associated with them at acquisition date.  The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method.  Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non‑acquired and acquired non‑credit impaired allowance for loan losses.  The acquired credit impaired loans will follow the description in the next paragraph.

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

During the first quarter of 2017, we increased the valuation allowance on acquired credit impaired loans by $1.2 million, which resulted in a $1.3 million net provision for loan losses on acquired credit impaired loans. This increase was primarily due to impairment recorded to residential real estate and consumer mobile home loan pools.

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017				2016
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$36,960	$—	$3,395	$40,355	$34,090	$—	$3,706	$37,796
Loans charged-off	(1,297)	(389)	—	(1,686)	(1,719)	(297)	—	(2,016)
Recoveries of loans previously charged off	669	63	—	732	764	91	—	855
Net charge-offs	(628)	(326)	—	(954)	(955)	(206)	—	(1,161)
Provision for loan losses	2,117	326	1,264	3,707	1,980	206	371	2,557
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	2,117	326	1,264	3,707	1,980	206	371	2,557
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	(23)	(23)
Reductions due to loan removals	—	—	(103)	(103)	—	—	(177)	(177)
Balance at end of period	$38,449	$—	$4,556	$43,005	$35,115	$—	$3,877	$38,992

Total non-acquired loans:
At period end	$5,564,307				$4,472,668
Average	5,402,372				4,330,770
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.05%				0.09%
Allowance for loan losses as a percentage of period end non-acquired loans	0.69%				0.79%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	294.97%				182.56%

The allowance for loan losses as a percent of non-acquired loans reflects the continued improvement in credit quality, as well as the continued decline in our three-year historical charge off rate.  Additionally, our classified loans, nonaccrual loans, and non-performing loans declined during the first quarter of 2017 compared to the same quarter in 2016.  Continued improvement was also seen in nonaccrual loans and non-performing loans when compared to the fourth quarter of 2016.  Our overall net charge offs for the quarter on non-acquired loans was 5 basis points annualized, or $628,000, compared to 9 basis points annualized, or $955,000, a year ago, and 5 basis points, or $644,000 in the fourth quarter of 2016.  Excluding acquired assets, nonperforming assets decreased by $8.3 million during the first quarter of 2017 compared to the first quarter of 2016 and remained consistent from the fourth quarter of 2016, at $18.7 million.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 182.56% at March 31, 2016 and 250.66% at December 31, 2016 to 294.97% at March 31, 2017.

We increased the ALLL compared to the first quarter of 2016, as well as compared to the fourth quarter of 2016, due primarily to larger loan growth and increases in certain loan types during the first quarter that require higher reserves.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL.  We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $3.4 million compared to the balance at March 31, 2016, and $1.2 million compared to the balance at December 31, 2016.

On a specific reserve basis, the allowance for loan losses increased $321,000 from December 31, 2016, with loan balances being evaluated for specific reserves increasing $6.1 million during the first quarter of 2017, to $27.3 million.  Specific reserves decreased $41,000, to $1.7 million at March 31, 2017, from $1.7 million at March 31, 2016 with the loan balances being evaluated for specific reserves decreasing $5.9 million from $33.2 million at March 31, 2016.

During the three months ended March 31, 2017, the increase in our total nonperforming assets (“NPAs”) was minimal and reflective of continued improvement in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our NPAs for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2017	2016	2016	2016	2016
Non-acquired:
Nonaccrual loans	$11,909	$12,485	$12,386	$15,071	$15,989
Accruing loans past due 90 days or more	77	281	125	450	188
Restructured loans - nonaccrual	1,049	1,979	2,499	2,851	3,058
Total nonperforming loans	13,035	14,745	15,010	18,372	19,235
Other real estate owned (“OREO”) (2)	5,653	3,927	6,585	6,833	7,701
Other nonperforming assets (3)	52	71	29	29	78
Total non-acquired nonperforming assets	18,740	18,743	21,624	25,234	27,014
Acquired non-credit impaired:
Nonaccrual loans	4,915	4,728	4,633	4,438	3,951
Accruing loans past due 90 days or more	35	106	—	—	—
Total acquired nonperforming loans (1)	4,950	4,834	4,633	4,438	3,951
Acquired OREO and other nonperforming assets:
Covered OREO (2)	—	—	—	—	4,222
Acquired OREO not covered under loss share (2)	14,355	14,389	15,626	15,594	14,030
Other acquired nonperforming assets (3)	637	637	653	664	694
Total acquired OREO and other nonperforming assets	14,992	15,026	16,279	16,258	18,946
Total nonperforming assets	$38,682	$38,603	$42,536	$45,930	$49,911

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.34%	0.36%	0.43%	0.52%	0.60%
Total NPAs as a percentage of total assets (5)	0.17%	0.21%	0.25%	0.29%	0.31%
Total NPLs as a percentage of total loans (4)	0.23%	0.28%	0.30%	0.38%	0.43%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.49%	0.58%	0.65%	0.71%	0.81%
Total NPAs as a percentage of total assets	0.35%	0.43%	0.48%	0.53%	0.58%
Total NPLs as a percentage of total loans (4)	0.23%	0.29%	0.30%	0.36%	0.38%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling  $20.8 million, $14.8 million, $11.5 million, $14.5 million, and $15.9 million as of  March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $13.0 million, or 0.23% of non-acquired loans, a decrease of $6.2 million, or 32.2%, from March 31, 2016.  The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $1.3 million, consumer nonaccrual loans of $2.8 million and restructured nonaccrual loans of $2.0 million.

Nonperforming non-acquired loans overall, including restructured loans, decreased by $1.7 million during the first quarter of 2017 from the level at December 31, 2016. This decrease was primarily driven by a decrease in consumer nonaccrual loans of $847,000, restructured nonaccrual loans of $930,000, and loans greater than ninety days past due but still accruing of $205,000.

At March 31, 2017, non-acquired OREO increased by $1.7 million from December 31, 2016.  At March 31, 2017, non-acquired OREO consisted of 31 properties with an average value of $182,000. This compared to 27 properties with an average value of $145,000 at December 31, 2016. In the first quarter of 2017, we added 12 properties with an aggregate value of $2.6 million into non-acquired OREO, and we sold 8 properties with a basis of $902,000. Our non-acquired OREO balance of $5.7 million at March 31, 2017 is comprised of 14% in the Low Country/Orangeburg region, 9% in the Coastal region (Beaufort to Myrtle Beach), 42% in the Central region (Columbia), 2% in the Charlotte region, and 33% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $6.7 million, or 0.12% of total non-acquired loans outstanding, at March 31, 2017, compared to $8.8 million, or 0.17% of total non-acquired loans outstanding, at December 31, 2016, and compared to $6.0 million, or 0.13% of total non-acquired loans outstanding, at March 31, 2016.  Potential problem loans related to acquired non-credit impaired loans totaled $8.2 million, or 0.48% of total acquired non-credit impaired loans, at March 31, 2017, compared to $2.0 million, or 0.24% of total acquired non-credit impaired loans outstanding, at December 31, 2016, and compared to $7.6 million, or 0.76% of total acquired non-credit impaired loans outstanding, at March 31, 2016.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Fees on deposit accounts	$21,719	$20,125
Mortgage banking income	5,569	4,198
Trust and investment services income	5,941	4,785
Securities gains, net	—	122
Amortization of FDIC indemnification asset	—	(1,475)
Recoveries on Acquired Loans	1,532	921
Other	1,674	1,365
Total noninterest income	$36,435	$30,041

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income.

Noninterest income increased by $6.4 million, or 21.3%, during the first quarter of 2017 compared to the same period in 2016.  The quarterly increase in total noninterest income primarily resulted from the following:

•	Mortgage banking income increased $1.4 million, or 32.7%, which was primarily a result of higher realized gains from mortgage loans sold in the secondary market;
•

Amortization of the FDIC indemnification asset declined by $1.5 million as a result of the elimination of the FDIC indemnification asset as the Loss Share Agreements were terminated in the second quarter of 2016;

•

Fees on deposit accounts increased $1.6 million, or 7.9%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers through the merger with SBFC;

•	Trust and investment services income increased by $1.2 million due to the increase in wealth customers added with the SBFC merger and through organic growth of the legacy wealth business; and
•

Recoveries on acquired loans increased $611,000, or 66.3%, as a result of no longer sharing any recoveries with the FDIC under loss share agreements which were terminated in the second quarter of 2016.

Bankcard Services Income

The Company exceeded $10 billion in total consolidated assets upon consummation of our merger with Southeastern on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 of the year following the time when our total assets reach or exceed $10 billion, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  In the first quarter of 2017, we earned $10.8 million in bankcard services income. This regulation will become effective for us in July 2018, however if it were effective for the first quarter of 2017, we estimate that our bankcard services income would have been reduced by approximately $4 million.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Salaries and employee benefits	$48,886	$41,432
Net occupancy expense	6,388	5,359
Information services expense	6,360	5,034
Furniture and equipment expense	3,794	2,851
OREO expense and loan related	2,142	1,774
Bankcard expense	2,770	2,879
Amortization of intangibles	2,507	1,904
Supplies, printing and postage expense	1,654	1,808
Professional fees	1,773	1,329
FDIC assessment and other regulatory charges	1,122	1,144
Advertising and marketing	559	645
Merger and branch consolidation related expense	21,024	958
Other	5,744	4,913
Total noninterest expense	$104,723	$72,030

Noninterest expense increased by $32.7 million, or 45.4%, in the first quarter of 2017 as compared to the same period in 2016 at $72.0 million. The quarterly increase in total noninterest expense primarily resulted from the following:

•

An increase in merger-related expense of $20.1 million compared to the first quarter of 2016.  The 2017 expense was mostly related to our merger with SBFC while the 2016 expense was related to the branch consolidation project.  The $21.0 million in merger and branch consolidation related expense in the first quarter of 2017 mainly consisted of $9.0 million from change in control payments, severance payments and other merger related incentive payments and of $8.3 million in vendor contract resolution payments;

•

Salaries and employee benefits expense increased by $7.5 million in 2017 compared to the same period in 2016.  This increase was mainly attributable to the cost of personnel added from SBFC, an increase in payroll related taxes with the new tax year, and higher self-funded medical cost;

•

Information services expense was up by $1.3 million in 2017 as compared to the same period in 2016.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with SBFC;

•

Net occupancy expense and furniture and equipment expense increased by $1.0 million and $943,000, respectively, in 2017 as compared to the same period in 2016.  These increases were due to additional costs related to the facilities added through the acquisition of SBFC.

•	Amortization of intangibles increased $603,000 due to amortization from the core deposit intangible created with the merger with SBFC.

Income Tax Expense

During the first quarter of 2017, our effective income tax rate declined to 28.00% from 35.64% in the fourth quarter of 2016 and from 33.90% in the first quarter of 2016.  There are three primary reasons for the decrease: (1) non-deductible merger expenses that were recorded in the fourth quarter of 2016, (2) lower pretax net income due to the large merger-related cost associated with SBFC, and (3) the implementation of the new accounting standard which requires the excess tax benefit associated with vested or exercised stock awards be included in determination of the effective tax rate each reporting period.  A significant number of stock awards vested during the first quarter as happens in most years which reduced our effective tax rate by 2.90%, or $735,000.  This is a discrete income tax item which will not occur at this level in subsequent quarters during 2017.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of March 31, 2017, shareholders’ equity was $1.6 billion, an increase of $445.3 million, or 39.2%, from December 31, 2016, and an increase of $497.8 million, or 46.0%, from $1.1 billion at March 31, 2016.  The driving factor for the increase from year-end was issuance of common stock through the merger with SBFC during the first quarter of 2017 of $434.6 million.  The increase was also attributable to net income of $18.3 million, which was offset by the common stock dividend paid of $9.6 million.  At March 31, 2017 we had accumulated other comprehensive loss of $4.9 million compared to an accumulated other comprehensive loss of $8.2 million at December 31, 2016.  This change was mainly attributable to the increase to an unrealized gain position in the AFS securities portfolio of $3.2 million, net of tax during the first three months of 2017 due to the low interest rate environment.  The increase in shareholder’s equity from March 31, 2016 was also primarily the result of the issuance of common stock through the merger with SBFC during the first quarter of 2017 of $434.6 million.  The increase was also attributable to net income of $95.1 million and partially offset by dividends paid to common shareholders of $32.2 million.  Our common equity-to-assets ratio was 14.17% at March 31, 2017, up from 12.75% at December 31, 2016 and 12.48% at March 31, 2016.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, in July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules.

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

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in over a four year period at 0.625% per annual, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2017	2016	2016
South State Corporation:
Common equity Tier 1 risk-based capital	11.90%	11.66%	11.56%
Tier 1 risk-based capital	12.77%	12.43%	12.39%
Total risk-based capital	13.31%	13.04%	13.03%
Tier 1 leverage	10.05%	9.88%	9.41%

South State Bank:
Common equity Tier 1 risk-based capital	12.37%	12.06%	12.03%
Tier 1 risk-based capital	12.37%	12.06%	12.03%
Total risk-based capital	12.91%	12.66%	12.66%
Tier 1 leverage	9.75%	9.58%	9.14%

The Tier 1 leverage ratio increased compared to December 31, 2016 due to the increase in our capital outpacing the increase in our average asset size.  The Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all increased compared to December 31, 2016 due to the increase in our capital outpacing the increase in our risk-based assets.  The increase in our capital assets was mainly attributable to the issuance of common stock through our merger with SBFC.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.1 billion, or approximately 24.4%, compared to the balance at March 31, 2016, and by $323.3 million, or 25.0% annualized, compared to the balance at December 31, 2016.

Our investment securities portfolio increased $405.1 million, or 40.7%, compared to the balance at March 31, 2016, and increased by $385.6 million compared to the balance at December 31, 2016.  The main reason for the increase from both December 31, 2016 and March 31, 2016 was the acquisition of SBFC and its investment portfolio which was $364.1 million at March 31, 2017.  The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets as we identify securities that meet our strategy and objectives.  Total cash and cash equivalents were $663.1 million at March 31, 2017 as compared to $374.4 million at December 31, 2016 and $697.3 million at March 31, 2016.

At March 31, 2017, December 31, 2016 and March 31, 2016, the Company had $55.2 million, $2.9 million and $12.4 million, respectively, in traditional, out-of-market brokered deposits and $57.3 million, $57.6 million, and $59.8 million, respectively, of reciprocal brokered deposits.  Total deposits were $9.0 billion at March 31, 2017, up $1.9 billion or 26.1%, from March 31, 2016.  This increase was mainly related to the deposits acquired through the merger with SBFC which totaled $1.5 billion at March 31, 2017.  The deposits related to SBFC included $278.8 million in noninterest-bearing transaction accounts, $336.3 million in interest-bearing transaction accounts, $669.1 million in savings and money market accounts and $190.9 million in certificates of deposit.  The Company had legacy deposit growth of $396.4 million which included an increase in interest-bearing transaction accounts of $93.9 million, savings and money market accounts of $165.8 million and noninterest-bearing transaction account of $299.7 million, partially offset by a decline in certificates of deposit of $163.0 million.  Other borrowings increased $52.8 million from March 31, 2016 mainly through the addition of trust preferred debt of $20.6 million and FHLB advances of $34.0 million through the merger with SBFC during the first quarter of 2017.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2017, our Bank had total federal funds credit lines of $471.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2017, our Bank had $168.0 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2017, our Bank had a total FHLB credit facility of $1.3 billion with total outstanding letters of credit consuming $6.3 million, $34.1 million in outstanding advances and $108,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2017, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $268.5 million at March 31, 2017. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at March 31, 2017, including $335.4 million of loans to lessors of residential buildings, $797.4 million of loans to lessors of nonresidential buildings (except mini-warehouses), $307.2 million of loans to religious organizations, and $294.2 million of loans for construction purposes.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, and the following:

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
•

Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory-

mandated minimums, including the impact of the new capital rules under Basel III and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2017 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended  March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

March 31

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  The following table reflects share repurchase activity during the first quarter of 2017:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

January 1 - January 31	35,438	*	$90.02	—	54,972
February 1 - February 28	635	*	89.45	—	54,972
March 1 - March 31	—		—	—	1,000,000

Total	36,073			—	1,000,000

*These shares were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock.  These shares were not purchased under the 2004 stock repurchase program to purchase 1,000,000 shares.

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

SOUTH STATE CORPORATION
(Registrant)

Date: May 5, 2017	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: May 5, 2017	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.