Form 10-Q
period 2017-06-30
SOUTH STATE Corp
filed 2017-08-04
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2017
Common Stock, $2.50 par value	29,263,537

South State Corporation and Subsidiary

June 30 2017 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2017	2016	2016
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$225,259	$201,966	$182,875
Interest-bearing deposits with banks	185,472	36,241	8,055
Federal funds sold and securities purchased under agreements to resell	21,159	136,241	290,982
Total cash and cash equivalents	431,890	374,448	481,912
Investment securities:
Securities held to maturity (fair value of $4,248, $6,250 and $8,231, respectively)	4,166	6,094	7,921
Securities available for sale, at fair value	1,341,652	999,405	989,610
Other investments	13,076	9,482	9,529
Total investment securities	1,358,894	1,014,981	1,007,060
Loans held for sale	65,995	50,572	48,926
Loans:
Acquired credit impaired, net of allowance for loan losses	602,481	602,546	658,835
Acquired non-credit impaired	1,585,981	836,699	941,886
Non-acquired	5,992,393	5,241,041	4,816,875
Less allowance for non-acquired loan losses	(40,149)	(36,960)	(36,939)
Loans, net	8,140,706	6,643,326	6,380,657
Other real estate owned	14,430	18,316	22,427
Premises and equipment, net	201,539	183,510	177,950
Bank owned life insurance	150,476	104,148	102,815
Deferred tax assets	39,921	31,123	25,915
Mortgage servicing rights	29,930	29,037	22,350
Core deposit and other intangibles	52,966	39,848	43,629
Goodwill	595,817	338,340	338,340
Other assets	71,877	72,943	72,012
Total assets	$11,154,441	$8,900,592	$8,723,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,635,147	$2,199,046	$2,117,246
Interest-bearing	6,396,507	5,135,377	5,046,680
Total deposits	9,031,654	7,334,423	7,163,926
Federal funds purchased and securities sold under agreements to repurchase	334,018	313,773	341,064
Other borrowings	98,147	55,358	55,254
Other liabilities	85,137	62,450	59,406
Total liabilities	9,548,956	7,766,004	7,619,650
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 29,259,264, 24,230,392 and 24,195,226 shares issued and outstanding, respectively	73,148	60,576	60,488
Surplus	1,134,328	711,307	703,445
Retained earnings	401,706	370,916	333,900
Accumulated other comprehensive income (loss)	(3,697)	(8,211)	6,510
Total shareholders’ equity	1,605,485	1,134,588	1,104,343
Total liabilities and shareholders’ equity	$11,154,441	$8,900,592	$8,723,993

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$93,600	$77,154	$185,352	$154,408
Investment securities:
Taxable	7,020	4,477	14,251	9,270
Tax-exempt	1,397	992	2,827	2,008
Federal funds sold and securities purchased under agreements to resell	762	756	1,335	1,508
Total interest income	102,779	83,379	203,765	167,194
Interest expense:
Deposits	2,661	1,368	5,158	2,969
Federal funds purchased and securities sold under agreements to repurchase	240	137	480	281
Other borrowings	847	475	1,734	944
Total interest expense	3,748	1,980	7,372	4,194
Net interest income	99,031	81,399	196,393	163,000
Provision for loan losses	2,313	2,727	6,020	5,286
Net interest income after provision for loan losses	96,718	78,672	190,373	157,714
Noninterest income:
Fees on deposit accounts	22,155	21,539	43,874	41,663
Mortgage banking income	5,195	5,620	10,764	9,818
Trust and investment services income	6,452	4,911	12,393	9,697
Securities gains, net	110	—	110	122
Recoveries on acquired loans	2,171	2,002	3,703	2,923
Amortization of FDIC indemnification asset, net	—	(4,427)	—	(5,901)
Other	1,491	2,473	3,165	3,838
Total noninterest income	37,574	32,118	74,009	62,160
Noninterest expense:
Salaries and employee benefits	47,580	40,537	96,466	81,969
Net occupancy expense	6,048	5,541	12,436	10,900
Information services expense	6,413	5,083	12,773	10,117
Furniture and equipment expense	3,877	3,072	7,671	5,923
OREO expense and loan related	1,753	874	3,895	2,648
Bankcard expense	2,886	3,040	5,656	5,919
Amortization of intangibles	2,495	1,892	5,002	3,795
Supplies, printing and postage expense	1,570	1,757	3,224	3,565
Professional fees	1,599	1,576	3,372	2,906
FDIC assessment and other regulatory charges	989	1,017	2,111	2,161
Advertising and marketing	989	858	1,548	1,502
Merger and branch consolidation related expense	4,307	1,573	25,331	2,531
Other	6,033	7,034	11,777	11,947
Total noninterest expense	86,539	73,854	191,262	145,883
Earnings:
Income before provision for income taxes	47,753	36,936	73,120	73,991
Provision for income taxes	15,930	12,420	23,033	24,981
Net income	$31,823	$24,516	$50,087	$49,010
Earnings per common share:
Basic	$1.09	$1.02	$1.73	$2.04
Diluted	$1.08	$1.01	$1.71	$2.02
Dividends per common share	$0.33	$0.30	$0.66	$0.58
Weighted average common shares outstanding:
Basic	29,095	23,995	28,985	23,977
Diluted	29,365	24,237	29,252	24,205

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$31,823	$24,516	$50,087	$49,010
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during period	1,803	4,631	6,920	16,551
Tax effect	(688)	(1,766)	(2,638)	(6,311)
Reclassification adjustment for gains included in net income	(110)	—	(110)	(122)
Tax effect	43	—	42	46
Net of tax amount	1,048	2,865	4,214	10,164
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	18	(46)	(60)	(198)
Tax effect	(7)	18	23	75
Reclassification adjustment for losses included in interest expense	19	68	168	142
Tax effect	(7)	(26)	(64)	(54)
Net of tax amount	23	14	67	(35)
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	187	204	376	408
Tax effect	(71)	(78)	(143)	(156)
Net of tax amount	116	126	233	252
Other comprehensive income, net of tax	1,187	3,005	4,514	10,381
Comprehensive income	$33,010	$27,521	$54,601	$59,391

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2017 and 2016

(Dollars in thousands, except for share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2015	—	$—	24,162,657	$60,407	$703,929	$298,919	$(3,871)	$1,059,384
Comprehensive income	—	—	—	—	—	49,010	10,381	59,391
Cash dividends declared on common stock at $0.58 per share	—	—	—	—	—	(14,029)	—	(14,029)
Employee stock purchases	—	—	3,729	9	218	—	—	227
Stock options exercised	—	—	24,073	60	748	—	—	808
Restricted stock awards	—	—	39,556	99	(99)	—	—	—
Stock issued pursuant to restricted stock units	—	—	35,903	90	(90)	—	—	—
Common stock repurchased - buyback plan	—	—	(32,900)	(82)	(2,048)	—	—	(2,130)
Common stock repurchased	—	—	(37,792)	(95)	(2,377)	—	—	(2,472)
Share-based compensation expense	—	—	—	—	3,164	—	—	3,164
Balance, June 30, 2016	—	$—	24,195,226	$60,488	$703,445	$333,900	$6,510	$1,104,343
Balance, December 31, 2016	—	$—	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income	—	—	—	—	—	50,087	4,514	54,601
Cash dividends declared on common stock at $0.66 per share	—	—	—	—	—	(19,297)	—	(19,297)
Employee stock purchases	—	—	3,226	8	259	—	—	267
Stock options exercised	—	—	33,896	84	1,050	—	—	1,134
Common stock issued for Southeastern Bank Financial Corp. acquisition	—	—	4,978,338	12,446	422,163	—	—	434,609
Restricted stock awards	—	—	15,851	39	(39)	—	—	—
Common stock repurchased	—	—	(40,241)	(100)	(3,505)	—	—	(3,605)
Stock issued pursuant to restricted stock units	—	—	37,802	95	(95)	—	—	—
Share-based compensation expense	—	—	—	—	3,188	—	—	3,188
Balance, June 30, 2017	—	$—	29,259,264	$73,148	$1,134,328	$401,706	$(3,697)	$1,605,485

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$50,087	$49,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,064	10,565
Provision for loan losses	6,020	5,286
Deferred income taxes	4,040	5,515
Gain on sale of securities, net	(110)	(122)
Share-based compensation expense	3,188	3,164
Amortization of FDIC indemnification asset	—	3,566
Accretion of discount related to performing acquired loans	(7,543)	(2,795)
Gain on disposals of premises and equipment	(15)	(33)
Gain on sale of OREO	(188)	(1,483)
Net amortization of premiums on investment securities	3,338	2,707
OREO write downs	1,729	2,943
Fair value adjustment for loans held for sale	1,332	(665)
Originations and purchases of mortgage loans for sale	(367,673)	(328,899)
Proceeds from mortgage loans sales	364,570	322,286
Net change in:
Accrued interest receivable	558	(1,108)
Prepaid assets	387	(1,248)
FDIC indemnification asset	—	3,177
Miscellaneous other assets	(914)	(7,797)
Accrued interest payable	(469)	(541)
Accrued income taxes	5,798	3,187
Miscellaneous other liabilities	(3,004)	6,138
Net cash provided by operating activities	75,195	72,853
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	215,987	137
Proceeds from maturities and calls of investment securities held to maturity	1,930	1,395
Proceeds from maturities and calls of investment securities available for sale	131,250	234,765
Proceeds from sales of other investment securities	2,807	24
Purchases of investment securities available for sale	(101,925)	(201,130)
Purchases of other investment securities	(303)	(660)
Net increase in loans	(449,052)	(421,134)
Payment to terminate FDIC Loss Share Agreements	—	(2,342)
Recoveries of loans previously charged off	1,340	1,646
Net cash received from acquisitions	71,607	—
Purchases of premises and equipment	(6,095)	(12,381)
Proceeds from sale of OREO	7,677	14,209
Proceeds from sale of premises and equipment	15	—
Net cash used in investing activities	(124,762)	(385,471)
Cash flows from financing activities:
Net increase in deposits	176,311	63,510
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	19,231	52,833
Repayment of other borrowings	(67,032)	(11)
Common stock issuance	267	227
Common stock repurchase	(3,605)	(4,602)
Dividends paid on common stock	(19,297)	(14,029)
Stock options exercised	1,134	808
Net cash provided by financing activities	107,009	98,736
Net increase (decrease) in cash and cash equivalents	57,442	(213,882)
Cash and cash equivalents at beginning of period	374,448	695,794
Cash and cash equivalents at end of period	$431,890	$481,912
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$7,841	$4,735
Income taxes	$11,850	$16,676
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans	$4,947	$7,542

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation-Stock Compensation (Topic 718):  Scope of Modification Accounting; (“ASU 2017-09”).  ASU 2017-09 provides clarity by offering guidance on the scope of modification accounting for share-based payment awards and gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted.  The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2017, FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Cost (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities; (“ASU 2017-08”).  ASU 2017-08 shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. The amendments do not require an accounting change for securities held at a discount; an entity will continue to amortize to the contractual maturity date the discount related to callable debt securities. The amendments apply to the amortization of premiums on callable debt securities with explicit, noncontingent call features that are callable at fixed prices on preset dates.  For public business entities, ASU 2017-08 is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For entities other than public business entities, the amendments are effective in fiscal years beginning after December 15, 2019 and in interim periods in fiscal years beginning after December 15, 2020.  Early adoption is permitted for all entities, including in an interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are adopted.  The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment; (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (ASC) 350 and eliminating Step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  At this point in time, the Company does not expect that this guidance will have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share – Based Payment Accounting; (“ASU 2016-09”).  ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  For public business entities, ASU 2016-09 became effective for interim and annual periods beginning after December 15, 2016 which made this ASU effective for the Company starting On January 1, 2017.  For the three and six months ended June 30, 2017, excess tax benefits of $104,000 and $839,000, respectively, were recorded against income tax expense in the income statement which previously would have been recorded against surplus on the balance sheet.

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

Park Sterling Corporation Proposed Acquisition

On April 26, 2017, South State Corporation, (“SSB”) entered into an Agreement and Plan of Merger with Park Sterling Corporation, a North Carolina corporation ("PSTB), and a bank holding company headquartered in Charlotte, North Carolina.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PSTB will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, PSTB's wholly owned bank subsidiary, Park Sterling Bank ("PSB"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At June 30, 2017, PSTB reported $3.3 billion in total assets, $2.5 billion in loans and $2.5 billion in deposits.  PSTB has over 50 full service branches in North Carolina, South Carolina, Georgia and Virginia that serve individuals and businesses.

Under the terms of the merger agreement, PSTB common shareholders will receive aggregate consideration of approximately 7,459,199 shares of SSB common stock, plus cash for the value of “in the money” outstanding stock options. The common stock consideration is based upon a fixed exchange ratio of 0.14 shares of SSB common stock for each outstanding share of SBFC common stock.

The proposed merger is subject to regulatory approvals, the affirmative vote of both SSB’s and PSTB’s shareholders, and other customary closing conditions.  The transaction is expected to close during the fourth quarter of 2017.

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, SSB acquired all of the outstanding common stock of SBFC, of Augusta, Georgia, the bank holding company for Georgia Bank & Trust Company of Augusta (“GB&T”), in a stock transaction.  SBFC common shareholders received 0.7307 shares of the Company’s common stock in exchange for each share of SBFC stock resulting in the Company issuing 4,978,338 shares of its common stock.  In total, the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000.

The SBFC transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.

The following table presents the assets acquired and liabilities assumed as of January 3, 2017 and their initial and subsequent fair value estimates, as recorded by the Company.  The Company has up to one year after the acquisition date to make subsequent fair value adjustments.

		Intial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by SBFC	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$72,043	$—		$—		$72,043
Investment securities	591,824	(1,770)	(a)	—		590,054
Loans held for sale	13,652	—		—		13,652
Loans, net of allowance and mark	1,060,618	(10,668)	(b)	—		1,049,950
Premises and equipment	25,419	(2,212)	(c)	—		23,207
Intangible assets	140	17,980	(d)	—		18,120
Other real estate owned and repossessed assets	580	(30)	(e)	(165)	(e)	385
Bank owned life insurance	44,513	—		—		44,513
Deferred tax asset	16,247	(687)	(f)	59	(f)	15,619
Other assets	7,545	(482)	(g)	—		7,063
Total assets	$1,832,581	$2,131		$(106)		$1,834,606

Liabilities
Deposits:
Noninterest-bearing	$262,967	$—		$—		$262,967
Interest-bearing	1,257,953	—		—		1,257,953
Total deposits	1,520,920	—		—		1,520,920
Federal funds purchased and securities sold under agreements to repurchase	1,014	—		—		1,014
Other borrowings	110,620	(1,120)	(h)	—		109,500
Other liabilities	19,980	5,553	(i)	—		25,533
Total liabilities	1,652,534	4,433		—		1,656,967
Net identifiable assets acquired over (under) liabilities assumed	180,047	(2,302)		(106)		177,639
Goodwill	—	257,370		106		257,476
Net assets acquired over liabilities assumed	$180,047	$255,068		$—		$435,115

Consideration:
South State Corporation common shares issued						4,978,338
Purchase price per share of the Company's common stock						$87.30

Company common stock issued ($434,609) and cash exchanged for fractional shares ($16)						$434,625
Cash paid for stock option redemptions						490
Fair value of total consideration transferred						$435,115

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

(h)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of other borrowings of Trust Preferred Securities with a discount of $2,149, netted with premium on certain Federal Home Loan Bank (“FHLB “) advances of $1,029.

(i)—Adjustment reflects the fair value adjustments to employee benefit plans of $6,049 netted against an adjustment of other miscellaneous liabilities of $496.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2017:
State and municipal obligations	$4,166	$82	$—	$4,248
December 31, 2016:
State and municipal obligations	$6,094	$156	$—	$6,250
June 30, 2016:
State and municipal obligations	$7,921	$310	$—	$8,231

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2017:
Government-sponsored entities debt*	$76,508	$52	$(608)	$75,952
State and municipal obligations	188,720	4,680	(106)	193,294
Mortgage-backed securities**	1,068,718	5,195	(5,316)	1,068,597
Corporate stocks	3,658	550	(399)	3,809
	$1,337,604	$10,477	$(6,429)	$1,341,652
December 31, 2016:
Government-sponsored entities debt*	$85,488	$—	$(846)	$84,642
State and municipal obligations	105,303	2,289	(190)	107,402
Mortgage-backed securities**	807,717	3,085	(7,225)	803,577
Corporate stocks	3,658	473	(347)	3,784
	$1,002,166	$5,847	$(8,608)	$999,405
June 30, 2016:
Government-sponsored entities debt*	$102,985	$107	$—	$103,092
State and municipal obligations	118,400	5,498	(4)	123,894
Mortgage-backed securities**	743,956	14,956	(31)	758,881
Corporate stocks	3,658	356	(271)	3,743
	$968,999	$20,917	$(306)	$989,610

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

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2017:
Federal Home Loan Bank stock	$10,814	$—	$—	$10,814
Investment in unconsolidated subsidiaries	2,262	—	—	2,262
	$13,076	$—	$—	$13,076
December 31, 2016:
Federal Home Loan Bank stock	$7,840	$—	$—	$7,840
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,482	$—	$—	$9,482
June 30, 2016:
Federal Home Loan Bank stock	$7,887	$—	$—	$7,887
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,529	$—	$—	$9,529

The amortized cost and fair value of debt securities at June 30, 2017 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  Corporate Stocks including equity and preferred stocks with no stated maturity are included in the due after ten years category.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,226	$2,269	$13,005	$13,107
Due after one year through five years	1,152	1,186	110,358	110,976
Due after five years through ten years	788	793	272,409	274,466
Due after ten years	—	—	941,832	943,103
	$4,166	$4,248	$1,337,604	$1,341,652

Information pertaining to the Company’s securities with gross unrealized losses at June 30, 2017, December 31, 2016 and June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2017:
Securities Available for Sale
Government-sponsored entities debt	$608	$70,226	$—	$—
State and municipal obligations	106	9,171	—	—
Mortgage-backed securities	5,207	570,625	109	13,854
Corporate stocks	—	—	399	1,333
	$5,921	$650,022	$508	$15,187
December 31, 2016:
Securities Available for Sale
Government-sponsored entities debt	$846	$84,642	$—	$—
State and municipal obligations	190	11,506	—	—
Mortgage-backed securities	7,148	592,228	77	2,058
Corporate stocks	—	—	347	1,395
	$8,184	$688,376	$424	$3,453
June 30, 2016:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	4	1,356	—	—
Mortgage-backed securities	3	15,786	28	2,447
Corporate stocks	—	—	271	1,471
	$7	$17,142	$299	$3,918

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of June 30, 2017 continue to perform as scheduled.  All equity securities available for sale in an unrealized loss position as of June 30, 2017 continue to pay dividends. As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017. Management continues to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$712,242	$580,464	$533,219
Commercial non-owner occupied	952,911	714,715	586,828
Total commercial non-owner occupied real estate	1,665,153	1,295,179	1,120,047
Consumer real estate:
Consumer owner occupied	1,382,922	1,197,621	1,109,667
Home equity loans	411,532	383,218	345,957
Total consumer real estate	1,794,454	1,580,839	1,455,624
Commercial owner occupied real estate	1,204,953	1,177,745	1,083,051
Commercial and industrial	762,583	671,398	611,901
Other income producing property	189,326	178,238	181,703
Consumer	357,761	324,238	272,957
Other loans	18,163	13,404	91,592
Total non-acquired loans	5,992,393	5,241,041	4,816,875
Less allowance for loan losses	(40,149)	(36,960)	(36,939)
Non-acquired loans, net	$5,952,244	$5,204,081	$4,779,936

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$112,855	$10,090	$12,516
Commercial non-owner occupied	209,560	34,628	36,904
Total commercial non-owner occupied real estate	322,415	44,718	49,420
Consumer real estate:
Consumer owner occupied	520,106	408,270	466,479
Home equity loans	177,129	160,879	177,946
Total consumer real estate	697,235	569,149	644,425
Commercial owner occupied real estate	221,566	27,195	32,267
Commercial and industrial	117,884	13,641	15,598
Other income producing property	83,403	39,342	44,873
Consumer	143,478	142,654	155,303
Total FASB ASC Topic 310-20 acquired loans	$1,585,981	$836,699	$941,886

The unamortized discount related to the acquired non-credit impaired loans totaled $22.9 million, $11.6 million, and $14.0 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-Community Bank & Trust ("CBT")	$8,524	$8,617	$11,260
Commercial real estate	206,271	210,204	225,460
Commercial real estate—construction and development	52,977	44,373	48,274
Residential real estate	256,602	258,100	285,518
Consumer	56,362	59,300	64,114
Commercial and industrial	25,486	25,347	27,961
Total FASB ASC Topic 310-30 acquired loans	606,222	605,941	662,587
Less allowance for loan losses	(3,741)	(3,395)	(3,752)
FASB ASC Topic 310-30 acquired loans, net	$602,481	$602,546	$658,835

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of FASB ASC Topic 310-30 acquired loans impaired and non-impaired at the acquisition date for SBFC (January 3, 2017) are as follows:

January 3, 2017

Loans Impaired
(Dollars in thousands)	at Acquisition
Contractual principal and interest	$73,365
Non-accretable difference	(12,912)
Cash flows expected to be collected	60,453
Accretable difference	(4,603)
Carrying value	$55,850

The table above excludes $991.5 million ($1.01 billion in contractual principal less a $18.8 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to the credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and will be accounted for under FASB ASC Topic 310-20.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of June 30, 2017, December 31, 2016 and June 30, 2016 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Contractual principal and interest	$774,471	$778,822	$861,401
Non-accretable difference	(28,966)	(17,502)	(23,294)
Cash flows expected to be collected	745,505	761,320	838,107
Accretable yield	(139,283)	(155,379)	(175,520)
Carrying value	$606,222	$605,941	$662,587
Allowance for acquired loan losses	$(3,741)	$(3,395)	$(3,752)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$602,546	$733,870
Fair value of acquired loans	55,850	—
Net reductions for payments, foreclosures, and accretion	(55,569)	(74,989)
Change in the allowance for loan losses on acquired loans	(346)	(46)
Balance at end of period, net of allowance for loan losses on acquired loans	$602,481	$658,835

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$155,379	$201,538
Addition from the SBFC acquisition	4,603	—
Accretion	(29,511)	(39,522)
Reclass of nonaccretable difference due to improvement in expected cash flows	9,016	13,146
Other changes, net	(204)	358
Balance at end of period	$139,283	$175,520

In the second quarter of 2017, the accretable yield balance declined by $14.3 million as loan accretion (income) was recognized. This was partially offset by improved expected cash flows of $4.0 million during the second quarter of 2017.

Our loan loss policy adheres to GAAP in the United States as well as interagency guidance. The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on, among other factors, changes in economic conditions in our markets. In addition, as noted above, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans. These agencies may require management to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these and other factors, it is possible that the allowances for losses on loans may change. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

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

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non‑accretable difference to accretable yield and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers and the probability of default that is determined based upon historical data at the loan level. All acquired loans managed by Special Asset Management are reviewed quarterly and assigned a loss given default.  Acquired loans not managed by Special Asset Management are reviewed twice a year in a similar method to the Company’s originated portfolio of loans which follow review thresholds based on risk rating categories. In the fourth quarter of 2015, the Company modified its methodology to a more granular approach in determining loss given default on substandard loans with a net book balance between $100,000 and $500,000 by adjusting the loss given default to 90% of the most current collateral valuation based on appraised value.  Substandard loans greater than $500,000 were individually assigned loss given defaults each quarter. Trends are reviewed in terms of accrual status, past due status, and weighted‑average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Prior to the termination of our loss share agreements in June 2016, as discussed below, which offset the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC was adjusted to reflect the indemnified portion of the post‑acquisition exposure with a corresponding credit to the provision for loan losses.

On June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  The loss share agreements were entered into with the FDIC in 2009, 2010, 2011 and 2012 either by the Bank or by First Federal Bank, which was acquired by the Bank in July of 2013.  As a result of the termination agreement, all assets previously classified as covered became uncovered effective June 23, 2016, and as a result the Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended June 30, 2017:
Balance at beginning of period	$38,449	$—	$4,556	$43,005
Loans charged-off	(1,292)	(501)	—	(1,793)
Recoveries of loans previously charged off (1)	536	72	—	608
Net charge-offs	(756)	(429)	—	(1,185)
Provision for loan losses charged to operations	2,456	429	(572)	2,313
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(243)	(243)
Balance at end of period	$40,149	$—	$3,741	$43,890
Three Months Ended June 30, 2016:
Balance at beginning of period	$35,115	$—	$3,877	$38,992
Loans charged-off	(1,557)	(232)	—	(1,789)
Recoveries of loans previously charged off (1)	881	51	—	932
Net charge-offs	(676)	(181)	—	(857)
Provision	2,500	181	47	2,728
Benefit attributable to FDIC loss share agreements	—	—	—	—
Provision for loan losses charged to operations	2,500	181	47	2,728
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(172)	(172)
Balance at end of period	$36,939	$—	$3,752	$40,691

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Six Months Ended June 30, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(2,589)	(890)	—	(3,479)
Recoveries of loans previously charged off (1)	1,205	135	—	1,340
Net charge-offs	(1,384)	(755)	—	(2,139)
Provision	4,573	755	692	6,020
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	4,573	755	692	6,020
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(346)	(346)
Balance at end of period	$40,149	$—	$3,741	$43,890
Six Months Ended June 30, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(3,276)	(529)	—	(3,805)
Recoveries of loans previously charged off (1)	1,645	141	—	1,786
Net charge-offs	(1,631)	(388)	—	(2,019)
Provision	4,480	388	395	5,263
Benefit attributable to FDIC loss share agreements	—	—	23	23
Total provision for loan losses charged to operations	4,480	388	418	5,286
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(349)	(349)
Balance at end of period	$36,939	$—	$3,752	$40,691

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the allowance for loan losses.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended June 30, 2017
Allowance for loan losses:
Balance, March 31, 2017	$4,649	$5,464	$7,894	$8,108	$3,456	$5,124	$1,345	$2,443	$(34)	$38,449
Charge-offs	(69)	—	—	(62)	(190)	(167)	(7)	(797)	—	(1,292)
Recoveries	68	7	98	27	21	143	5	167	—	536
Provision (benefit)	1,098	693	(453)	496	(40)	43	36	719	(136)	2,456
Balance, June 30, 2017	$5,746	$6,164	$7,539	$8,569	$3,247	$5,143	$1,379	$2,532	$(170)	$40,149
Loans individually evaluated for impairment	$1,310	$146	$62	$57	$119	$362	$238	$6	$—	$2,300
Loans collectively evaluated for impairment	$4,436	$6,018	$7,477	$8,512	$3,128	$4,781	$1,141	$2,526	$(170)	$37,849
Loans:
Loans individually evaluated for impairment	$30,037	$754	$6,054	$4,575	$2,626	$1,198	$3,641	$235	$—	$49,120
Loans collectively evaluated for impairment	682,205	952,157	1,198,899	1,378,347	408,906	761,385	185,685	357,526	18,163	5,943,273
Total non-acquired loans	$712,242	$952,911	$1,204,953	$1,382,922	$411,532	$762,583	$189,326	$357,761	$18,163	$5,992,393
Three Months Ended June 30, 2016
Allowance for loan losses:
Balance , March 31, 2016	$4,482	$3,923	$8,179	$7,345	$3,097	$3,951	$1,802	$1,785	$551	$35,115
Charge-offs	(159)	—	(59)	(129)	(324)	(20)	(7)	(859)	—	(1,557)
Recoveries	442	15	14	17	87	55	35	216	—	881
Provision (benefit)	(100)	718	(131)	297	288	283	(18)	872	291	2,500
Balance, June 30, 2016	$4,665	$4,656	$8,003	$7,530	$3,148	$4,269	$1,812	$2,014	$842	$36,939
Loans individually evaluated for impairment	$751	$202	$67	$55	$38	$14	$376	$4	$—	$1,507
Loans collectively evaluated for impairment	$3,914	$4,454	$7,936	$7,475	$3,110	$4,255	$1,436	$2,010	$842	$35,432
Loans:
Loans individually evaluated for impairment	$4,093	$1,219	$6,972	$3,967	$2,177	$767	$5,000	$128	$—	$24,323
Loans collectively evaluated for impairment	529,126	585,609	1,076,079	1,105,700	343,780	611,134	176,703	272,829	91,592	4,792,552
Total non-acquired loans	$533,219	$586,828	$1,083,051	$1,109,667	$345,957	$611,901	$181,703	$272,957	$91,592	$4,816,875

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(474)	—	—	(185)	(224)	(189)	(7)	(1,510)	—	(2,589)
Recoveries	222	48	105	76	95	233	48	378	—	1,205
Provision (benefit)	1,907	1,136	(588)	858	165	257	(204)	1,314	(272)	4,573
Balance, June 30, 2017	$5,746	$6,164	$7,539	$8,569	$3,247	$5,143	$1,379	$2,532	$(170)	$40,149
Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	(159)	—	(101)	(129)	(767)	(327)	(7)	(1,786)	—	(3,276)
Recoveries	607	31	21	98	175	103	39	571	—	1,645
Provision (benefit)	101	1,057	(258)	349	811	519	(183)	1,535	549	4,480
Balance, June 30, 2016	$4,665	$4,656	$8,003	$7,530	$3,148	$4,269	$1,812	$2,014	$842	$36,939

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	303	(664)	—	—	(140)	(501)
Recoveries	1	—	—	2	60	1	1	7	72
Provision (benefit)	(1)	—	—	(305)	604	(1)	(1)	133	429
Balance, June 30, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	112,855	209,560	221,566	520,106	177,129	117,884	83,403	143,478	1,585,981
Total acquired non-credit impaired loans	$112,855	$209,560	$221,566	$520,106	$177,129	$117,884	$83,403	$143,478	$1,585,981

Three Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(42)	(4)	—	(186)	(232)
Recoveries	1	—	—	3	24	—	—	23	51
Provision (benefit)	(1)	—	—	(3)	18	4	—	163	181
Balance, June 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	12,516	36,904	32,267	466,479	177,946	15,598	44,873	155,303	941,886
Total acquired non-credit impaired loans	$12,516	$36,904	$32,267	$466,479	$177,946	$15,598	$44,873	$155,303	$941,886

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(10)	(664)	(2)	—	(214)	(890)
Recoveries	2	—	—	42	69	2	1	19	135
Provision (benefit)	(2)	—	—	(32)	595	—	(1)	195	755
Balance, June 30, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(186)	(7)	—	(336)	(529)
Recoveries	2	—	—	6	108	2	1	22	141
Provision (benefit)	(2)	—	—	(6)	78	5	(1)	314	388
Balance, June 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three Months Ended June 30, 2017
Allowance for loan losses:
Balance, March 31, 2017	$—	$335	$130	$3,108	$589	$394	$—	$4,556
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	(292)	—	(192)	(37)	(51)	—	(572)
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	—	(292)	—	(192)	(37)	(51)	—	(572)
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	(3)	(38)	(175)	(4)	(23)	—	(243)
Balance, June 30, 2017	$—	$40	$92	$2,741	$548	$320	$—	$3,741
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$40	$92	$2,741	$548	$320	$—	$3,741
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,524	206,271	52,977	256,602	56,362	25,486	—	606,222
Total acquired credit impaired loans	$8,524	$206,271	$52,977	$256,602	$56,362	$25,486	$—	$606,222

Three Months Ended June 30, 2016
Allowance for loan losses:
Balance , March 31, 2016	$—	$46	$154	$2,863	$606	$208	$—	$3,877
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	—	—	(165)	217	(5)	—	47
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	—	—	—	(165)	217	(5)	—	47
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	(11)	(3)	(106)	(45)	(7)	—	(172)
Balance, June 30, 2016	$—	$35	$151	$2,592	$778	$196	$—	$3,752
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$35	$151	$2,592	$778	$196	$—	$3,752
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	11,260	225,460	48,274	285,518	64,114	27,961	—	662,587
Total acquired credit impaired loans	$11,260	$225,460	$48,274	$285,518	$64,114	$27,961	$—	$662,587

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$—	$41	$139	$2,419	$558	$238	$—	$3,395
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	—	(3)	559	—	136	—	692
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	—	—	(3)	559	—	136	—	692
Provision (benefit) for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	(1)	(44)	(237)	(10)	(54)	—	(346)
Balance, June 30, 2017	$—	$40	$92	$2,741	$548	$320	$—	$3,741
Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	1	—	(180)	534	40	—	395
Benefit attributable to FDIC loss share agreements	—	—	—	23	—	—	—	23
Total provision (benefit) for loan losses charged to operations	—	1	—	(157)	534	40	—	418
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	—	(22)	(26)	(214)	(69)	(18)	—	(349)
Balance, June 30, 2016	$—	$35	$151	$2,592	$778	$196	$—	$3,752

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$700,200	$567,398	$518,537	$939,254	$701,150	$569,815	$1,177,687	$1,149,417	$1,041,512
Special mention	8,133	8,421	9,230	11,437	11,434	14,859	15,004	22,133	31,631
Substandard	3,909	4,645	5,452	2,220	2,131	2,154	12,262	6,195	9,908
Doubtful	—	—	—	—	—	—	—	—	—
	$712,242	$580,464	$533,219	$952,911	$714,715	$586,828	$1,204,953	$1,177,745	$1,083,051

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$741,605	$655,157	$596,879	$180,830	$167,025	$167,122	$3,739,576	$3,240,147	$2,893,865
Special mention	15,916	14,325	13,441	6,636	9,280	12,039	57,126	65,593	81,200
Substandard	5,062	1,916	1,581	1,860	1,933	2,542	25,313	16,820	21,637
Doubtful	—	—	—	—	—	—	—	—	—
	$762,583	$671,398	$611,901	$189,326	$178,238	$181,703	$3,822,015	$3,322,560	$2,996,702

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$1,356,469	$1,167,768	$1,078,749	$397,857	$368,655	$330,270	$356,244	$322,654	$271,253
Special mention	13,653	15,283	17,814	7,207	8,145	8,341	348	468	752
Substandard	12,800	14,570	13,104	6,468	6,418	7,346	1,169	1,116	952
Doubtful	—	—	—	—	—	—	—	—	—
	$1,382,922	$1,197,621	$1,109,667	$411,532	$383,218	$345,957	$357,761	$324,238	$272,957

	Other			Consumer Total
	June 30, 2017	December 31, 2016	June 30, 2016	June 30, 2017	December 31, 2016	June 30, 2016
Pass	$18,163	$13,404	$91,592	$2,128,733	$1,872,481	$1,771,864
Special mention	—	—	—	21,208	23,896	26,907
Substandard	—	—	—	20,437	22,104	21,402
Doubtful	—	—	—	—	—	—
	$18,163	$13,404	$91,592	$2,170,378	$1,918,481	$1,820,173

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Pass	$5,868,309	$5,112,628	$4,665,729
Special mention	78,334	89,489	108,107
Substandard	45,750	38,924	43,039
Doubtful	—	—	—
	$5,992,393	$5,241,041	$4,816,875

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$110,776	$8,997	$11,432	$205,623	$28,368	$30,621	$217,392	$26,920	$31,739
Special mention	1,290	253	230	3,856	6,171	371	4,130	—	222
Substandard	789	840	854	81	89	5,912	44	275	306
Doubtful	—	—	—	—	—	—	—	—	—
	$112,855	$10,090	$12,516	$209,560	$34,628	$36,904	$221,566	$27,195	$32,267

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$112,046	$13,475	$14,645	$81,161	$38,361	$43,869	$726,998	$116,121	$132,306
Special mention	4,642	117	129	1,542	273	279	15,460	6,814	1,231
Substandard	1,196	49	824	700	708	725	2,810	1,961	8,621
Doubtful	—	—	—	—	—	—	—	—	—
	$117,884	$13,641	$15,598	$83,403	$39,342	$44,873	$745,268	$124,896	$142,158

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$514,294	$404,761	$463,107	$167,786	$151,752	$168,079	$140,426	$139,686	$152,399
Special mention	2,697	1,326	744	4,906	4,113	5,330	1,172	1,102	600
Substandard	3,115	2,183	2,628	4,437	5,014	4,537	1,880	1,866	2,304
Doubtful	—	—	—	—	—	—	—	—	—
	$520,106	$408,270	$466,479	$177,129	$160,879	$177,946	$143,478	$142,654	$155,303

	Consumer Total
	June 30,	December 31,	June 30,
	2017	2016	2016
Pass	$822,506	$696,199	$783,585
Special mention	8,775	6,541	6,674
Substandard	9,432	9,063	9,469
Doubtful	—	—	—
	$840,713	$711,803	$799,728

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Pass	$1,549,504	$812,320	$915,891
Special mention	24,235	13,355	7,905
Substandard	12,242	11,024	18,090
Doubtful	—	—	—
	$1,585,981	$836,699	$941,886

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 25):

	Commercial Loans Greater						Commercial Real Estate—
	Than or Equal to						Construction and
	$1 million-CBT			Commercial Real Estate			Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$8,206	$8,297	$9,891	$158,755	$162,870	$168,431	$31,656	$21,150	$21,729
Special mention	—	—	1,014	23,162	26,238	32,446	7,851	12,643	14,194
Substandard	318	320	355	24,354	21,096	24,583	13,470	10,580	12,351
Doubtful	—	—	—	—	—	—	—	—	—
	$8,524	$8,617	$11,260	$206,271	$210,204	$225,460	$52,977	$44,373	$48,274

	Residential Real Estate			Consumer			Commercial & Industrial
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$137,735	$138,343	$152,575	$9,178	$8,513	$9,379	$16,534	$17,371	$19,296
Special mention	52,250	52,546	56,845	18,536	19,685	21,401	4,188	4,614	4,598
Substandard	66,617	67,211	76,098	28,648	31,102	33,334	4,764	3,362	4,067
Doubtful	—	—	—	—	—	—	—	—	—
	$256,602	$258,100	$285,518	$56,362	$59,300	$64,114	$25,486	$25,347	$27,961

	Total Acquired
	Credit Impaired Loans
	June 30,	December 31,	June 30,
	2017	2016	2016
Pass	$362,064	$356,544	$381,301
Special mention	105,987	115,726	130,498
Substandard	138,171	133,671	150,788
Doubtful	—	—	—
	$606,222	$605,941	$662,587

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2017
Commercial real estate:
Construction and land development	$102	$—	$505	$607	$711,635	$712,242
Commercial non-owner occupied	123	150	255	528	952,383	952,911
Commercial owner occupied	1,041	799	1,562	3,402	1,201,551	1,204,953
Consumer real estate:
Consumer owner occupied	1,168	1,112	766	3,046	1,379,876	1,382,922
Home equity loans	779	311	1,370	2,460	409,072	411,532
Commercial and industrial	608	156	97	861	761,722	762,583
Other income producing property	480	104	257	841	188,485	189,326
Consumer	359	188	347	894	356,867	357,761
Other loans	—	—	—	—	18,163	18,163
	$4,660	$2,820	$5,159	$12,639	$5,979,754	$5,992,393
December 31, 2016
Commercial real estate:
Construction and land development	$256	$313	$1,026	$1,595	$578,869	$580,464
Commercial non-owner occupied	647	232	137	1,016	713,699	714,715
Commercial owner occupied	1,272	957	1,478	3,707	1,174,038	1,177,745
Consumer real estate:
Consumer owner occupied	1,473	246	1,454	3,173	1,194,448	1,197,621
Home equity loans	566	889	838	2,293	380,925	383,218
Commercial and industrial	1,033	216	345	1,594	669,804	671,398
Other income producing property	310	94	147	551	177,687	178,238
Consumer	666	355	395	1,416	322,822	324,238
Other loans	—	—	—	—	13,404	13,404
	$6,223	$3,302	$5,820	$15,345	$5,225,696	$5,241,041
June 30, 2016
Commercial real estate:
Construction and land development	$332	$192	$1,063	$1,587	$531,632	$533,219
Commercial non-owner occupied	2,511	—	137	2,648	584,180	586,828
Commercial owner occupied	1,897	164	1,563	3,624	1,079,427	1,083,051
Consumer real estate:
Consumer owner occupied	1,338	968	2,584	4,890	1,104,777	1,109,667
Home equity loans	1,113	443	1,154	2,710	343,247	345,957
Commercial and industrial	473	48	544	1,065	610,836	611,901
Other income producing property	517	614	176	1,307	180,396	181,703
Consumer	527	57	240	824	272,133	272,957
Other loans	—	—	—	—	91,592	91,592
	$8,708	$2,486	$7,461	$18,655	$4,798,220	$4,816,875

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2017
Commercial real estate:
Construction and land development	$3,784	$2	$192	$3,978	$108,877	$112,855
Commercial non-owner occupied	519	—	—	519	209,041	209,560
Commercial owner occupied	1,844	143	236	2,223	219,343	221,566
Consumer real estate:
Consumer owner occupied	499	801	1,282	2,582	517,524	520,106
Home equity loans	1,109	321	722	2,152	174,977	177,129
Commercial and industrial	710	1,508	98	2,316	115,568	117,884
Other income producing property	336	138	56	530	82,873	83,403
Consumer	540	67	570	1,177	142,301	143,478
	$9,341	$2,980	$3,156	$15,477	$1,570,504	$1,585,981
December 31, 2016
Commercial real estate:
Construction and land development	$4	$—	$160	$164	$9,926	$10,090
Commercial non-owner occupied	—	—	—	—	34,628	34,628
Commercial owner occupied	—	—	106	106	27,089	27,195
Consumer real estate:
Consumer owner occupied	330	113	256	699	407,571	408,270
Home equity loans	476	941	741	2,158	158,721	160,879
Commercial and industrial	2	—	—	2	13,639	13,641
Other income producing property	131	1	—	132	39,210	39,342
Consumer	437	210	576	1,223	141,431	142,654
	$1,380	$1,265	$1,839	$4,484	$832,215	$836,699
June 30, 2016
Commercial real estate:
Construction and land development	$—	$181	$21	$202	$12,314	$12,516
Commercial non-owner occupied	—	—	—	—	36,904	36,904
Commercial owner occupied		—	306	306	31,961	32,267
Consumer real estate:
Consumer owner occupied	487	210	200	897	465,582	466,479
Home equity loans	234	98	1,132	1,464	176,482	177,946
Commercial and industrial	8	9	—	17	15,581	15,598
Other income producing property	—	—	—	—	44,873	44,873
Consumer	508	116	552	1,176	154,127	155,303
	$1,237	$614	$2,211	$4,062	$937,824	$941,886

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2017
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$8,524	$8,524
Commercial real estate	961	91	2,717	3,769	202,502	206,271
Commercial real estate—construction and development	262	252	4,255	4,769	48,208	52,977
Residential real estate	4,581	1,593	8,138	14,312	242,290	256,602
Consumer	518	178	1,203	1,899	54,463	56,362
Commercial and industrial	426	—	2,693	3,119	22,367	25,486
	$6,748	$2,114	$19,006	$27,868	$578,354	$606,222
December 31, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$8,617	$8,617
Commercial real estate	573	357	2,667	3,597	206,607	210,204
Commercial real estate—construction and development	168	489	3,612	4,269	40,104	44,373
Residential real estate	4,688	1,105	6,777	12,570	245,530	258,100
Consumer	1,412	381	1,231	3,024	56,276	59,300
Commercial and industrial	46	24	536	606	24,741	25,347
	$6,887	$2,356	$14,823	$24,066	$581,875	$605,941
June 30, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$11,260	$11,260
Commercial real estate	357	279	4,018	4,654	220,806	225,460
Commercial real estate—construction and development	507	43	1,976	2,526	45,748	48,274
Residential real estate	4,585	1,695	6,199	12,479	273,039	285,518
Consumer	926	222	1,676	2,824	61,290	64,114
Commercial and industrial	26	90	648	764	27,197	27,961
	$6,401	$2,329	$14,517	$23,247	$639,340	$662,587

The following is a summary of certain information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
June 30, 2017
Commercial real estate:
Construction and land development	$34,757	$1,289	$28,748	$30,037	$1,310
Commercial non-owner occupied	2,376	212	542	754	146
Commercial owner occupied	9,882	4,075	1,979	6,054	62
Consumer real estate:
Consumer owner occupied	6,093	1,451	3,124	4,575	57
Home equity loans	3,311	688	1,938	2,626	119
Commercial and industrial	2,244	—	1,198	1,198	362
Other income producing property	4,382	95	3,546	3,641	238
Consumer	556	—	235	235	6
Other loans	—	—	—	—	—
Total	$63,601	$7,810	$41,310	$49,120	$2,300
December 31, 2016
Commercial real estate:
Construction and land development	$7,394	$1,074	$1,959	$3,033	$348
Commercial non-owner occupied	2,417	223	583	806	170
Commercial owner occupied	10,118	3,976	2,269	6,245	67
Consumer real estate:
Consumer owner occupied	7,090	2,120	3,553	5,673	80
Home equity loans	2,165	244	1,430	1,674	40
Commercial and industrial	2,335	—	1,263	1,263	386
Other income producing property	3,166	99	2,273	2,372	242
Consumer	394	—	145	145	4
Other loans	—	—	—	—	—
Total	$35,079	$7,736	$13,475	$21,211	$1,337
June 30, 2016
Commercial real estate:
Construction and land development	$8,286	$798	$3,295	$4,093	$752
Commercial non-owner occupied	1,669	337	882	1,219	202
Commercial owner occupied	10,784	4,988	1,984	6,972	67
Consumer real estate:
Consumer owner occupied	5,420	2,333	1,634	3,967	55
Home equity loans	3,024	812	1,365	2,177	38
Commercial and industrial	1,891	259	508	767	14
Other income producing property	5,838	492	4,508	5,000	375
Consumer	334	—	128	128	4
Other	—	—	—	—	—
Total	$37,246	$10,019	$14,304	$24,323	$1,507

Acquired credit impaired loans are accounted for in pools as shown on page 19 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended June 30,
	2017		2016
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$19,662	$267	$5,182	$8
Commercial non-owner occupied	764	6	1,177	11
Commercial owner occupied	6,153	69	7,337	6
Consumer real estate:
Consumer owner occupied	4,644	35	5,805	—
Home equity loans	2,529	26	2,680	4
Commercial and industrial	1,234	4	822	6
Other income producing property	3,024	68	5,197	23
Consumer	211	3	135	—
Other loans	—	—	423	—
Total Impaired Loans	$38,221	$478	$28,758	$58

	Six Months Ended June 30,
	2017		2016
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$16,535	$314	$5,187	$57
Commercial non-owner occupied	780	12	1,335	26
Commercial owner occupied	6,150	145	7,348	80
Consumer real estate:
Consumer owner occupied	5,124	74	5,758	46
Home equity loans	2,150	46	1,243	12
Commercial and industrial	1,230	22	1,127	85
Other income producing property	3,007	103	4,946	30
Consumer	189	3	115	1
Other loans	—	—	211	2
Total Impaired Loans	$35,165	$719	$27,270	$339

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Commercial non-owner occupied real estate:
Construction and land development	$62	$672	$1,080
Commercial non-owner occupied	2,575	578	528
Total commercial non-owner occupied real estate	2,637	1,250	1,608
Consumer real estate:
Consumer owner occupied	4,156	5,711	6,705
Home equity loans	10	1,629	2,386
Total consumer real estate	4,166	7,340	9,091
Commercial owner occupied real estate	2,641	2,189	2,242
Commercial and industrial	596	420	360
Other income producing property	1,162	356	1,007
Consumer	898	930	763
Restructured loans	967	1,979	2,851
Total loans on nonaccrual status	$13,067	$14,464	$17,922

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Commercial non-owner occupied real estate:
Construction and land development	$226	$232	$99
Commercial non-owner occupied	—	—	—
Total commercial non-owner occupied real estate	226	232	99
Consumer real estate:
Consumer owner occupied	1,927	1,405	1,056
Home equity loans	1,515	1,643	1,607
Total consumer real estate	3,442	3,048	2,663
Commercial owner occupied real estate	44	61	306
Commercial and industrial	57	1	1
Other income producing property	159	145	153
Consumer	1,206	1,241	1,216
Total loans on nonaccrual status	$5,134	$4,728	$4,438

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the six months ended June 30, 2017 and 2016, the Company’s TDRs were not material.

Note 7—FDIC Indemnification Asset

The following table provides changes in FDIC indemnification asset:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$—	$4,401
Decrease in expected losses on loans	—	(23)
Additional recoveries on OREO	—	(1,736)
Reimbursable expenses	—	71
Amortization of discounts and premiums, net	—	(1,475)
Payments to (from) FDIC	—	853
Termination of Loss Share Agreements	—	(2,091)
Balance at end of period	$—	$—

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

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Six Months Ended June 30,
	2017			2016
		Covered			Covered
(Dollars in thousands)	OREO	OREO	Total	OREO	OREO	Total
Beginning balance	$18,316	$—	$18,316	$24,803	$5,751	$30,554
Acquired in SBFC acquisition	385	—	385	—	—	—
Additions	4,947	—	4,947	5,391	2,151	7,542
Transfers	—	—	—	4,222	(4,222)	—
Writedowns	(1,729)	—	(1,729)	(812)	(2,131)	(2,943)
Sold	(7,489)	—	(7,489)	(11,177)	(1,549)	(12,726)
Ending Balance	$14,430	$—	$14,430	$22,427	$—	$22,427

OREO previously classified as covered, which consisted of 17 properties with a carrying value of $4.2 million as of March 31, 2016, became uncovered during the second quarter of 2016 in connection with the Bank’s early termination agreement with the FDIC with respect to all of its outstanding loss share agreements

At June 30, 2017, there were a total of 75  uncovered properties included in OREO.  This compares to 103 uncovered properties included in OREO, at June 30, 2016. At June 30, 2017, the Company had $1.7 million in residential real estate included in OREO and $7.4 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Certificates of deposit	$1,026,753	$872,773	$962,759
Interest-bearing demand deposits	3,984,163	3,461,004	3,307,292
Non-interest bearing demand deposits	2,635,147	2,199,046	2,117,246
Savings deposits	1,380,231	799,615	772,463
Other time deposits	5,360	1,985	4,166
Total deposits	$9,031,654	$7,334,423	$7,163,926

At June 30, 2017, December 31, 2016, and June 30, 2016, the Company had $183.1 million, $83.7 million, and $95.5 million in certificates of deposits of $250,000 and greater, respectively.  At June 30, 2017, December 31, 2016, and June 30, 2016, the Company had $42.5 million, $2.9 million and $5.5 million, in traditional, out-of-market brokered deposits, respectively.  The increase in certificates of deposits of $250,000 and greater and in out-of-market brokered deposits was primarily the result of deposits acquired through the merger with SBFC.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2017.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	2017	2016	2017	2016
Interest cost	$(281)	$(283)	$(562)	$(566)
Expected return on plan assets	553	534	1,107	1,068
Recognized net actuarial loss	(188)	(204)	(376)	(408)
Net periodic pension benefit	$84	$47	$169	$94

The Company did not contribute to the pension plan for the three and six months ended June 30, 2017, and does not expect to make any additional contributions during the remainder of 2017.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals and paid in the first quarter of the following year.    The Company is offering the additional 1% discretionary matching contribution again in 2017 upon achievement of the Company’s 2017 financial goals.  The Company expensed $1.8 million and $3.4 million for the 401(k) plan during the three and six months ended June 30, 2017, respectively, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2016, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2017	2016	2017	2016
Basic earnings per common share:
Net income	$31,823	$24,516	$50,087	$49,010
Weighted-average basic common shares	29,095	23,995	28,985	23,977
Basic earnings per common share	$1.09	$1.02	$1.73	$2.04
Diluted earnings per share:
Net income	$31,823	$24,516	$50,087	$49,010
Weighted-average basic common shares	29,095	23,995	28,985	23,977
Effect of dilutive securities	270	242	267	228
Weighted-average dilutive shares	29,365	24,237	29,252	24,205
Diluted earnings per common share	$1.08	$1.01	$1.71	$2.02

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2017			2016			2017			2016
Number of shares			34,712			72,480			34,712			72,480
Range of exercise prices	$69.48	to	$91.35	$61.42	to	$69.48	$69.48	to	$91.35	$61.42	to	$69.48

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1	246,535	$42.53
Granted	33,634	91.23
Exercised	(29,030)	34.09
Outstanding at June 30	251,139	50.02	5.40	$9,298
Exercisable at June 30	181,152	39.84	4.12	$8,436
Weighted-average fair value of options granted during the year	$ 35.42

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

As of June 30, 2017, there was $1.7 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.63 years as of June 30, 2017.  The total fair value of shares vested during the six months ended June 30, 2017 was $578,000.

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

Nonvested restricted stock for the six months ended June 30, 2017 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2017	183,014	$51.88
Granted	16,351	90.20
Vested	(47,663)	45.36
Forfeited	(500)	91.35
Nonvested at June 30, 2017	151,202	57.95

As of June 30, 2017, there was $5.1 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.40 years as of June 30, 2017.  The total fair value of shares vested during the six months ended June 30, 2017 was $2.3 million.

Restricted Stock Units

The Company from time-to-time also grants performance and discretionary RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date).  The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period.  Discretionary RSUs are based upon prior performance and typically cliff-vest over four years from the grant date.  Dividends are not paid in respect to the awards during the performance or the vesting period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met.  For the six months ended June 30, 2017, the Company accrued for 86% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the six months ended June 30, 2017 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2017	107,876	$66.37
Granted	61,657	89.39
LTIP Adjustment	(3,951)	63.93
Nonvested at June 30, 2017	165,582	75.00

As of June 30, 2017, there was $5.5 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of two years as of June 30, 2017.  The total fair value of RSUs vested during the six months ended June 30, 2017 was $2.3 million.  During the six months ended June 30, 2017, 57,455 vested restricted stock units were issued to the participants in the 2014 Long-Term Incentive Plan.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2017, commitments to extend credit and standby letters of credit totaled $2.0 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2017, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017:
Assets
Derivative financial instruments	$1,956	$—	$1,956	$—
Loans held for sale	65,995	—	65,995	—
Securities available for sale:
Government-sponsored entities debt	75,952	—	75,952	—
State and municipal obligations	193,294	—	193,294	—
Mortgage-backed securities	1,068,597	—	1,068,597	—
Corporate stocks	3,809	2,584	1,225	—
Total securities available for sale	1,341,652	2,584	1,339,068	—
Mortgage servicing rights	29,930	—	—	29,930
	$1,439,533	$2,584	$1,407,019	$29,930
Liabilities
Derivative financial instruments	$592	$—	$592	$—

December 31, 2016:
Assets
Derivative financial instruments	$2,606	$—	$2,606	$—
Loans held for sale	50,572	—	50,572	—
Securities available for sale:
Government-sponsored entities debt	84,642	—	84,642	—
State and municipal obligations	107,402	—	107,402	—
Mortgage-backed securities	803,577	—	803,577	—
Corporate stocks	3,784	2,559	1,225	—
Total securities available for sale	999,405	2,559	996,846	—
Mortgage servicing rights	29,037	—	—	29,037
	$1,081,620	$2,559	$1,050,024	$29,037
Liabilities
Derivative financial instruments	$730	$—	$730	$—

June 30, 2016:
Assets
Derivative financial instruments	$3,257	$—	$3,257	$—
Loans held for sale	48,926	—	48,926	—
Securities available for sale:
Government-sponsored entities debt	$103,092	$—	$103,092	$—
State and municipal obligations	123,894	—	123,894	—
Mortgage-backed securities	758,881	—	758,881	—
Corporate stocks	3,743	2,518	1,225	—
Total securities available for sale	989,610	2,518	987,092	—
Mortgage servicing rights	22,350	—	—	22,350
	$1,064,143	$2,518	$1,039,275	$22,350
Liabilities
Derivative financial instruments	$2,213	$—	$2,213	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2017.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended June 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2017	$29,037	$—
Servicing assets that resulted from transfers of financial assets	3,096	—
Changes in fair value due to valuation inputs or assumptions	(371)	—
Changes in fair value due to decay	(1,832)	—
Fair value , June 30, 2017	$29,930	$—

Fair value, January 1, 2016	$26,202	$—
Servicing assets that resulted from transfers of financial assets	2,393	—
Changes in fair value due to valuation inputs or assumptions	(4,476)	—
Changes in fair value due to decay	(1,769)	—
Fair value, June 30, 2016	$22,350	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2017 or 2016.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017:
OREO	$14,430	$—	$—	$14,430
Non-acquired impaired loans	3,754	—	—	3,754
December 31, 2016:
OREO	$18,316	$—	$—	$18,316
Non-acquired impaired loans	6,611	—	—	6,611
June 30, 2016:
OREO	$22,427	$—	$—	$22,427
Non-acquired impaired loans	3,515	—	—	3,515

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			June 30,	December 31,	June 30,
	Valuation Technique	Unobservable Input	2017	2016	2016
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	5%	6%	6%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	25%	18%	17%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017, December 31, 2016 and June 30, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of FHLB stock approximates fair value based on the redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 40 regarding fair value.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2017
Financial assets:
Cash and cash equivalents	$431,890	$431,890	$431,890	$—	$—
Investment securities	1,358,894	1,358,976	15,660	1,343,316	—
Loans held for sale	65,995	65,995	—	65,995	—
Loans, net of allowance for loan losses	8,140,706	8,216,793	—	—	8,216,793
Accrued interest receivable	23,469	23,469	—	5,454	18,015
Mortgage servicing rights	29,930	29,930	—	—	29,930
Interest rate swap - non-designated hedge	208	208	—	208	—
Other derivative financial instruments (mortgage banking related)	1,748	1,748	—	1,748	—
Financial liabilities:
Deposits	9,031,654	8,481,700	—	8,481,700	—
Federal funds purchased and securities sold under agreements to repurchase	334,018	334,018	—	334,018	—
Other borrowings	98,147	100,723	—	100,723	—
Accrued interest payable	1,502	1,502	—	1,502	—
Interest rate swap - non-designated hedge	203	203	—	203	—
Interest rate swap - cash flow hedge	389	389	—	389	—
Off balance sheet financial instruments:
Commitments to extend credit	—	17,200	—	17,200	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$374,448	$374,448	$374,448	$—	$—
Investment securities	1,014,981	1,015,137	12,041	1,003,096	—
Loans held for sale	50,572	50,572	—	50,572	—
Loans, net of allowance for loan losses	6,643,326	6,649,575	—	—	6,649,575
Accrued interest receivable	18,618	18,618	—	3,642	14,976
Mortgage servicing rights	29,037	29,037	—	—	29,037
Interest rate swap - non-designated hedge	203	203	—	203	—
Other derivative financial instruments (mortgage banking related)	2,403	2,403	—	2,403	—
Financial liabilities:
Deposits	7,334,423	6,935,867	—	6,935,867	—
Federal funds purchased and securities sold under agreements to repurchase	313,773	313,773	—	313,773	—
Other borrowings	55,358	54,379	—	54,379	—
Accrued interest payable	1,359	1,359	—	1,359	—
Interest rate swap - non-designated hedge	181	181	—	181	—
Interest rate swap - cash flow hedge	498	498	—	498	—
Other derivative financial instruments (mortgage banking related)	51	51	—	51	—
Off balance sheet financial instruments:
Commitments to extend credit	—	1,587	—	1,587	—
June 30, 2016
Financial assets:
Cash and cash equivalents	$481,912	$481,912	$481,912	$—	$—
Investment securities	1,007,060	1,007,370	12,047	995,323	—
Loans held for sale	48,926	48,926	—	48,926	—
Loans, net of allowance for loan losses	6,380,657	6,591,596	—	—	6,591,596
Accrued interest receivable	18,191	18,191	—	3,941	14,250
Mortgage servicing rights	22,350	22,350	—	—	22,350
Other derivative financial instruments (mortgage banking related)	3,257	3,257	—	3,257	—
Financial liabilities:
Deposits	7,163,926	6,980,410	—	6,980,410	—
Federal funds purchased and securities sold under agreements to repurchase	341,064	341,064	—	341,064	—
Other borrowings	55,254	49,499	—	49,499	—
Accrued interest payable	1,649	1,649	—	1,649	—
Interest rate swap - cash flow hedge	776	776	—	776	—
Other derivative financial instruments (mortgage banking related)	1,437	1,437	—	1,437	—
Off balance sheet financial instruments:
Commitments to extend credit	—	53,838	—	53,838	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended June 30, 2017
Balance at March 31, 2017	$(6,078)	$1,458	$(264)	$(4,884)
Other comprehensive income before reclassifications	—	1,115	11	1,126
Amounts reclassified from accumulated other comprehensive income (loss)	116	(67)	12	61
Net comprehensive income	116	1,048	23	1,187
Balance at June 30, 2017	$(5,962)	$2,506	$(241)	$(3,697)

Three Months Ended June 30, 2016
Balance at March 31, 2016	$(5,889)	$9,887	$(493)	$3,505
Other comprehensive income (loss) before reclassifications	—	2,865	(28)	2,837
Amounts reclassified from accumulated other comprehensive income	126	—	42	168
Net comprehensive income	126	2,865	14	3,005
Balance at June 30, 2016	$(5,763)	$12,752	$(479)	$6,510

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(6,195)	$(1,708)	$(308)	$(8,211)
Other comprehensive income (loss) before reclassifications	—	4,282	(37)	4,245
Amounts reclassified from accumulated other comprehensive income (loss)	233	(68)	104	269
Net comprehensive income	233	4,214	67	4,514
Balance at June 30, 2017	$(5,962)	$2,506	$(241)	$(3,697)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(6,015)	$2,588	$(444)	$(3,871)
Other comprehensive income (loss) before reclassifications	—	10,240	(123)	10,117
Amounts reclassified from accumulated other comprehensive income (loss)	252	(76)	88	264
Net comprehensive income (loss)	252	10,164	(35)	10,381
Balance at June 30, 2016	$(5,763)	$12,752	$(479)	$6,510

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2017	2016	2017	2016	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$19	$68	$168	$142	Interest expense
	(7)	(26)	(64)	(54)	Provision for income taxes
	12	42	104	88	Net income
Gains on sales of available for sale securities:
	$(110)	$—	$(110)	$(122)	Other noninterest income
	43	—	42	46	Provision for income taxes
	(67)	—	(68)	(76)	Net income
Amortization of defined benefit pension:
Actuarial losses	$187	$204	$376	$408	Salaries and employee benefits
	(71)	(78)	(143)	(156)	Provision for income taxes
	116	126	233	252	Net income
Total reclassifications for the period	$61	$168	$269	$264

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $23,000 and $67,000 for the three and six months ended June 30, 2017, respectively. This compares to an unrealized gain of $14,000 for the three months ended June 30, 2016 and an unrealized loss of $35,000 for the six months ended June 30, 2016.  The Company recognized a $389,000 cash flow hedge liability in other liabilities on the balance sheet at June 30, 2017, compared to a $776,000 liability at June 30, 2016.  There was no ineffectiveness in the cash flow hedge during the three and six months ended June 30, 2017 and 2016.

On January 3, 2017, the Company, through its merger with SBFC, acquired two forward starting interest rate swaps with a total notational amount of $10.0 million which was used to manage interest rate risk by SBFC on its $20.6 million in junior subordinated debt issued by capital trusts.  Like the Company, SBFC was using the swaps to hedge the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt.  The subordinated debt was paying interest at three month LIBOR plus 1.40% (2.36% at the time of the merger) while the interest rate swaps were providing a fixed rate of approximately 5.35% on $10.0 million of the junior subordinated debt.  During the first quarter of 2017, the Company decided to terminate the interest rate swaps acquired through the merger with SBFC with an immaterial effect to net income.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2017 and 2016, the Company provided $450,000 and $850,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, the Company has a netting agreement with the counterparty.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2017, the interest rate swaps had an aggregate notional amount of approximately $27.3 million and the fair value of the interest rate swap derivatives are recorded in other assets at $208,000 and in other liabilities at $203,000 for a net asset carrying value of $5,000, which was recorded through earnings.  The fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $203,000 at June 30, 2017 and the Company was required to provide $300,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On June 30, 2017, the Company had derivative financial instruments outstanding with notional amounts totaling $102.5 million related to mortgage servicing rights, compared to $120.0 million on June 30, 2016.  The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $9,000 at June 30, 2017, compared to $1.8 million at June 30, 2016.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Mortgage loan pipeline	$115,820	$85,445	$129,570
Expected closures	86,865	64,083	97,177
Fair Value of mortgage loan pipeline commitments	1,568	1,037	3,257
Forward sales commitments	109,525	97,092	120,000
Fair value of forward commitments	89	1,366	(1,437)

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

The following table presents actual and required capital ratios as of June 30, 2017, December 31, 2016 and June 30, 2016 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2017
Common equity Tier 1 to risk-weighted assets:
Consolidated	$985,586	11.96%	$473,967	5.75%	$577,003	7.00%	$535,789	6.50%
South State Bank (the Bank)	1,023,298	12.41%	473,954	5.75%	576,988	7.00%	535,774	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,056,506	12.82%	597,610	7.25%	700,647	8.50%	659,432	8.00%
South State Bank (the Bank)	1,023,298	12.41%	597,594	7.25%	700,628	8.50%	659,414	8.00%
Total capital to risk-weighted assets:
Consolidated	1,100,757	13.35%	762,468	9.25%	865,505	10.50%	824,290	10.00%
South State Bank (the Bank)	1,067,398	12.95%	762,448	9.25%	865,481	10.50%	824,268	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,056,506	10.12%	417,671	4.00%	417,671	4.00%	522,088	5.00%
South State Bank (the Bank)	1,023,298	9.80%	417,537	4.00%	417,537	4.00%	521,921	5.00%
December 31, 2016:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$788,544	11.66%	$346,730	5.125%	$473,582	7.00%	$439,755	6.50%
South State Bank (the Bank)	815,823	12.06%	346,629	5.125%	473,444	7.00%	439,627	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	841,266	12.43%	448,212	6.625%	575,064	8.50%	541,237	8.00%
South State Bank (the Bank)	815,823	12.06%	448,081	6.625%	574,896	8.50%	541,079	8.00%
Total capital to risk-weighted assets:
Consolidated	881,957	13.04%	583,521	8.625%	710,374	10.50%	676,546	10.00%
South State Bank (the Bank)	856,388	12.66%	583,351	8.625%	710,166	10.50%	676,349	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	841,266	9.88%	340,612	4.00%	340,612	4.00%	425,765	5.00%
South State Bank (the Bank)	815,823	9.58%	340,483	4.00%	340,483	4.00%	425,604	5.00%
June 30, 2016:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$741,000	11.23%	$338,086	5.125%	$461,776	7.00%	$428,792	6.50%
South State Bank (the Bank)	766,183	11.62%	337,972	5.125%	461,620	7.00%	428,647	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	793,116	12.02%	437,038	6.625%	560,728	8.50%	527,744	8.00%
South State Bank (the Bank)	766,183	11.62%	436,890	6.625%	560,539	8.50%	527,566	8.00%
Total capital to risk-weighted assets:
Consolidated	834,102	12.64%	568,974	8.625%	692,665	10.50%	659,681	10.00%
South State Bank (the Bank)	807,084	12.24%	568,782	8.625%	692,430	10.50%	659,457	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	793,116	9.51%	333,587	4.00%	333,587	4.00%	416,984	5.00%
South State Bank (the Bank)	766,183	9.19%	333,433	4.00%	333,433	4.00%	416,791	5.00%

As of June 30, 2017, December 31, 2016, and June 30, 2016, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $595.8 million at June 30, 2017. The Company added $257.5 million in goodwill related to the SBFC merger during 2017.  The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The Company added $18.1 million in core deposit intangible related to the SBFC merger.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Gross carrying amount	$100,274	$82,154	$82,154
Accumulated amortization	(47,308)	(42,306)	(38,525)
	$52,966	$39,848	$43,629

Amortization expense totaled $2.5 million and $5.0 million for the three and six months ended June 30, 2017, respectively, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2016, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2017	$2,494
December 31, 2017	2,494
March 31, 2018	2,331
June 30, 2018	2,319
September 30, 2018	2,318
Thereafter	41,010
$52,966

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of June 30, 2017, December 31, 2016, and June 30, 2016, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.8 billion, $2.7 billion, and $2.6 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and six months ended June 30, 2017 and June 30, 2016 was $1.8 million and $3.6 million, and $1.8 million and $3.4 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At June 30, 2017, December 31, 2016, and June 31, 2016, mortgage servicing rights (“MSRs”) were $30.0 million, $29.0 million, and $22.3 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2017 and June 30, 2016 were losses of $815,000 and $370,000, respectively, compared with losses of $1.9 million and $4.5 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Increase (decrease) in fair value of MSRs	$(815)	$(1,870)	$(370)	$(4,476)
Decay of MSRs	(1,029)	(990)	(1,832)	(1,769)
Gains related to derivatives	$829	$1,968	$1,095	$5,013
Net effect on statements of income	$(1,015)	$(892)	$(1,107)	$(1,232)

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

The characteristics and sensitivity analysis of the MSR are included in the following table.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2017		2016		2016
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.7%		99.6%		99.5%
Adjustable-rate mortgage loans	0.3%		0.4%		0.5%
Total	100.0%		100.0%		100.0%
Weighted average life	7.52	years	7.70	years	5.60	years
Constant Prepayment rate (CPR)	8.1%		7.7%		12.7%
Weighted average discount rate	9.6%		9.8%		9.8%
Effect on fair value due to change in interest rates
25 basis point increase	$1,457		$1,399		$2,106
50 basis point increase	2,651		2,557		3,977
25 basis point decrease	(1,783)		(1,713)		(2,334)
50 basis point decrease	(3,914)		(3,670)		(4,492)

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

Custodial escrow balances maintained in connection with the loan servicing were $23.5 million and $19.2 million at June 30, 2017 and June 30, 2016, respectively.

Mandatory cash forwards and whole loan sales were $193.9 million and $358.3 million for the three and six months ended June 30, 2017, respectively, compared to $179.5 million and $315.4 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2017,  $153.6 million and $274.2 million, or 79.2% and 76.5%, respectively, were sold with the servicing rights retained by the company, compared to $150.2 million and $243.5 million, or 83.7% and 77.2%, for the three and six months ended June 30, 2016, respectively .

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $66.0 million, $50.6 million, and $48.9 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

Note 20 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the six months ended June 30, 2017, tax credits and other tax benefits of $1.5 million and amortization of $1.2 million were recorded.  For the six months ended June 30, 2016, the Company recorded tax credits and other tax benefits of $1.2 million and amortization of $729,000. At June 30, 2017 and 2016, the Company’s carrying value of QAHPs was $25.6 million and $27.6 million, respectively, with an original investment of $33.8 million.  The Company has $8.7 million and $15.5 million in remaining funding obligations related to these QAHPs recorded in liabilities at June 30, 2017 and 2016, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At June 30, 2017, December 31, 2016 and June 30, 2016, the Company's repurchase agreements totaled $279.3 million, $238.3 million, and $272.6 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2017, December 31, 2016 and June 30, 2016.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $279.3 million, $238.3 million and $272.6 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 22 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and has determined that there is no disclosure necessary.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results3of Operations relates to the financial statements contained in this Quarterly Report beginning on page 3.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2016.  Results for the three and six months ended June 30, 2017  are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

Overview

South State Corporation (“SSB and, together with its subsidiaries, the “Company”) is a bank holding company headquartered in Columbia, South Carolina, and were incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, South State Bank (the “Bank”), a South Carolina-chartered commercial bank that opened for business in 1934.  The Bank also operates Minis & Co., Inc. and South State Advisory (formerly First Southeast 401K Fiduciaries), both wholly owned registered investment advisors; and First Southeast Investor Services, a wholly owned limited service broker dealer.  The Company does not engage in any significant operations other than the ownership of our banking subsidiary.

At June 30, 2017, we had approximately $11.2 billion in assets and 2,261 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 and also analyzes our financial condition as of June 30, 2017 as compared to December 31, 2016 and June 30, 2016.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Park Sterling Corporation Proposed Acquisition

On April 26, 2017, SSB entered into an Agreement and Plan of Merger with Park Sterling Corporation, a North Carolina corporation ("PSTB"), and a bank holding company headquartered in Charlotte, North Carolina.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PSTB will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, PSTB's wholly owned bank subsidiary, Park Sterling Bank ("PSB"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At June 30, 2017, PSTB reported $3.3 billion in total assets, $2.5 billion in loans and $2.5 billion in deposits.  PSTB has over 50 full service branches in North Carolina, South Carolina, Georgia and Virginia that serve individuals and businesses.

Under the terms of the merger agreement, PSTB common shareholders will receive aggregate consideration of approximately 7,459,199 shares of SSB common stock plus cash for the value of “in the money” outstanding stock options.   The common stock consideration is based upon a fixed exchange ratio of 0.14 shares of SSB common stock for each of the outstanding shares of SBFC common stock.

The proposed merger is subject to regulatory approvals, the affirmative vote of both SSB’s and PSTB’s shareholders, and other customary closing conditions.  The transaction is expected to close during the fourth quarter of 2017.

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, SSB closed its merger with Southeastern Banking financial Corporation (“SBFC”), and SBFC’s wholly-owned bank subsidiary, Georgia Bank & Trust (“GB&T”), merged into the Bank. SSB issued 4,978,338 shares using a fixed exchange ratio of 0.7307 shares of SSB common stock for each outstanding share of SBFC common stock.  The total purchase price was $435.1 million, including the value of “in the money” outstanding stock options totaled $490,000.    GB&T had nine full service branches in Augusta, Georgia, three full service branches in Aiken, South Carolina that served individuals and businesses and a limited service loan production office in Athens, Georgia and was ranked second in market share in the Augusta, Georgia market.  See Note 4 – Mergers and Acquisitions for detail on the asset purchased and liabilities assumed through this merger.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of June 30, 2017, December 31, 2016 and June 30, 2016, the balance of goodwill was $595.8 million, $338.3 million, and $338.3 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of June 30, 2017, book value was $54.87 per common share.  The lowest trading price during the first six months of 2017, as reported by the NASDAQ Global Select Market, was $80.25 per share, and the stock price closed on June 30, 2017 at $85.70 per share.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2017, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of June 30, 2017, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  Federal tax returns for 2014 and subsequent tax years remain subject to examination by taxing authorities as of June 30, 2017.  State tax returns for 2013 and subsequent tax years remain subject to examination by taxing authorities as of June 30, 2017.

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

Results of Operations

We reported consolidated net income of $31.8 million, or diluted earnings per share (“EPS”) of $1.08, for the second quarter of 2017 as compared to consolidated net income of $24.5 million, or diluted EPS of $1.01, in the comparable period of 2016, a 29.8% increase.  The $7.3 million increase in consolidated net income was primarily the net result of the following items:

•

Higher interest income of $19.4 million which resulted both from the merger with SBFC which contributed to higher investment securities income of $2.9 million and acquired loan interest income of $5.3 million and an increase in non-acquired loan interest income of $11.0 million due to organic loan growth;

•

Higher interest expense of $1.8 million which mainly resulted from the merger with SBFC as average interest-bearing liabilities increased $1.3 billion and cost of funds on interest-bearing liabilities increased 7 basis points;

•

Lower provision for loan losses by $415,000 which mainly came from a $619,000 decrease in the provision for loan losses within the acquired credit impaired loan portfolio due to releases of certain loan pools within the second quarter of 2017;

•

Higher noninterest income of $5.5 million which resulted from a $616,000 improvement in fees on deposit accounts, a $611,000 increase in recoveries on acquired loans, a $4.4 million reduction in the amortization of FDIC indemnification asset, a $1.5 million increase in trust and investment services income offset slightly by a $1.0 million decline in other noninterest income;

•

Higher noninterest expense by $12.7 million which resulted from the effects of the merger with SBFC as merger and branch consolidation related expense increased $2.7 million, salaries and employee benefits increased $7.0 million, information services expense increased $1.3 million, net occupancy and furniture and equipment expense increased $1.3 million and amortization of intangibles increased $603,000; and

•	An increase in the provision for income taxes of $3.5 million due to higher pre-tax income.

Our asset quality related to non-acquired loans continued to remain strong at the end of the second quarter of 2017 compared to the end of 2016 and the second quarter of 2016.  Non-acquired nonperforming assets declined from $25.2 million at June 30, 2016 to $18.1 million at June 30, 2017, a decline of $7.1 million which came from a $4.9 million decline in non-acquired nonperforming loans and a $2.2 million decline in OREO.  Compared to the balance of non-acquired nonperforming assets at December 31, 2016, non-acquired nonperforming assets declined slightly from $18.7 million at December 31, 2016 to $18.1 million at June 30, 2017.    Annualized net charge-offs for the second quarter of 2017 were 0.05%, or $756,000, compared to net charge-offs in the second quarter of 2016 of 0.06%, or $676,000, and net charge-offs in the first quarter of 2017 of 0.05%, or $628,000.

The allowance for loan losses decreased to 0.67% of total non-acquired loans at June 30, 2017, down from 0.71% at December 31, 2016 and 0.77% at June 30, 2016.  The allowance provides 2.97 times coverage of non-acquired nonperforming loans at June 30, 2017, an increase from 2.51 times at December 31, 2016, and 2.01 times at June 30, 2016.  The Company continues to show improvement in its asset quality numbers and ratios.

During the second quarter of 2017, the Company had net charge-offs related to “acquired non-credit impaired loans” which totaled $429,000, or 0.10% annualized, and accordingly, recorded a provision for loan losses equal to the net charge off for the same amount.  Additionally, we have $5.8 million in nonperforming loans from this loan portfolio, up slightly from $4.8 million at December 31, 2016 and up $1.4 million from $4.4 million at June 30, 2016.

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

These ongoing assessments of the acquired loan portfolio resulted in reduced loan interest accretion due to continued decline in loan balances of both the acquired credit impaired and the acquired non-credit impaired portfolio, excluding the merger with SBFC.  Below is a summary of the second quarter of 2017 assessment of the impact from the acquired loan portfolio:

•

Removals from the loan pools due to repayments, charge offs, and transfers to OREO or other assets owned through foreclosures resulted in a decline in acquired loan interest income of $2.8 million from the first quarter of 2017,  With the SBFC merger, the acquired loans were primarily noncredit impaired loans.  The acquired loan yield increase or decrease going forward will be dependent primarily on the level of pay downs and pay-offs each quarter of the acquired noncredit impaired loan portfolio.  The yield of the acquired loan portfolio was 6.69% at June 30, 2017, down 21 basis points from 6.90% at March 31, 2017.  During the second quarter of 2016, the acquired loan yield was 7.94%, and did not include any acquired loans from SBFC;

•

Releases from certain loan pools during the second quarter of 2017 resulted in a credit to the provision for loan loss charge of $572,000 compared to impairment totaling $1.2 million in the first quarter of 2017, and a $47,000 impairment in the second quarter of 2016.  The release during the second quarter of 2017 was the result of improvements of certain loan pools where prior impairments were recorded.  The increased impairment, during the first quarter of 2017, was primarily related to impaired residential real estate loan pools and consumer mobile home loan pools.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield declined from the second quarter of 2016 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  In addition, the yield on the loans acquired in the merger with SBFC were lower than the existing acquired loan portfolio.  These factors resulted in a lower yield on the acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Average balances:
Acquired loans, net of allowance for loan losses	$2,263,748	$1,645,263	$2,323,616	$1,690,437
Non-acquired loans	5,776,432	4,623,448	5,590,436	4,477,109
Total loans, excluding held for sale	$8,040,180	$6,268,711	$7,914,052	$6,167,546

Interest income:
Noncash interest income on acquired performing loans	$3,311	$1,174	$7,502	$2,730
Acquired loan interest income	34,443	31,297	70,817	64,407
Total acquired loans	37,754	32,471	78,319	67,137
Non-acquired loans	55,386	44,366	106,164	86,928
Total loans, excluding held for sale	$93,140	$76,837	$184,483	$154,065

Non-taxable equivalent yield:
Acquired loans	6.69%	7.94%	6.80%	7.99%
Non-acquired loans	3.85%	3.86%	3.83%	3.90%
Total loans, excluding held for sale	4.65%	4.93%	4.70%	5.02%

Compared to the balance at March 31, 2017, our non-acquired loan portfolio has increased $428.1 million, or 30.9% annualized, to $6.0 billion, driven by increases in all categories:  consumer real estate lending by $145.0 million, or 35.3% annualized; consumer non real estate lending by $17.5 million, or 20.6% annualized; commercial owner occupied loans by $4.9 million, or 1.7% annualized; commercial and industrial by $36.6 million, or 20.2% annualized; construction/land development by $65.7 million, or 40.8% annualized; and commercial non-owner occupied by $148.9 million, or 74.3% annualized.  The acquired loan portfolio decreased by $155.3 million to $2.2 billion in the second quarter of 2017 compared to $2.3 billion at March 31, 2017.  This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  Since June 30, 2016, the non-acquired loan portfolio has grown by $1.2 billion, or 24.4%, driven by increases in most loan categories.  Consumer real estate loans and commercial non-owner occupied real estate loans have accounted for the largest increases by $338.8 million, or 23.3%, and $545.1 million, or 48.7%, respectively, since June 30, 2016.  Since June 30, 2016, the acquired loan portfolio increased by $587.7 million due to the merger with SBFC.  Excluding the addition of SBFC’s acquired loans at the date of the merger, the acquired loan portfolio declined by $398.8 million due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

Non-taxable equivalent net interest income increased $17.6 million, or 21.7% and the non-taxable equivalent net interest margin declined to 4.07% from 4.22% during the second quarter of 2017 compared to the same period in 2016.  The increase in net interest income was due to an increase in average interest-earning assets of $2.0 billion or 25.8% from the merger with SBFC and through organic loan growth.  The decline in the net interest margin was due to the decline in the yield on the acquired loan portfolio of 125 basis points and due to an increase in the rate on interest-bearing liabilities of 7 basis points.

Compared to the first quarter of 2017, net interest margin (non-taxable equivalent) decreased by 7 basis points.  This was primarily due to a decline in the yield on interest-earning assets by 6 basis points primarily due to a decrease in the yield on the acquired loan portfolio by 21 basis points.  This decline related to the acquired loan portfolio was slightly offset by an increase of 4 basis points in the yield on the non-acquired loan portfolio.   The yield on the acquired loan portfolio declined 21 basis points due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016 which effectively increases the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.

Our quarterly efficiency ratio improved to 62.8% compared to 77.5% in the first quarter of 2017 and 64.5% in the second quarter of 2016.  The improvement in the efficiency ratio compared to the first quarter of 2017 was the result of a 17.4% decrease in noninterest expense, a 3.1% increase in noninterest income and a 1.7% increase in net interest income.  The decrease in noninterest expense was mainly due to a decline in merger and branch consolidation related expense of $16.7 million.  During the first quarter of 2017, SBFC merged with and into SSB, and SBFC’s bank subsidiary GB&T was merged and converted with and into the Bank resulting in $21.0 million in merger and conversion related charges.  Salaries and employee benefits also declined by $1.3 million from the first quarter of 2017 due to the following:  (1) cost savings from personnel reductions associated with the merger with SBFC, (2) lower payroll taxes, and (3) lower cost associated with self-funded medical plan.    Noninterest income increased by $1.1 million which resulted from $436,000 improvement in fees of deposit accounts, a $511,000 increase in trust and investment services income and a $639,000 increase in recoveries on acquired loans.  The increase in net interest income of $1.7 million resulted from a $1.8 million increase in interest income due to a $212.4 million increase in interest-earning assets.  The improvement in the efficiency ratio compared to the second quarter of 2016 was the result of a 17.0% increase in noninterest income and a 21.7% increase in net interest income, partially offset by a 17.2% increase in noninterest expense.  The increase in noninterest expense, noninterest income and net interest income compared to the second quarter of 2016 were all due the merger with SBFC.

Diluted EPS and basic EPS increased to $1.08 and $1.09, respectively for the second quarter of 2017, from the second quarter 2016 amounts of $1.01 and $1.02, respectively.  This was the result of the 29.8% increase in net income being higher than the 20.9% increase in outstanding common shares.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Return on average assets (annualized)	1.15%	1.13%	0.92%	1.14%
Return on average equity (annualized)	7.98%	9.02%	6.39%	9.10%
Return on average tangible equity (annualized)*	14.16%	14.59%	11.56%	14.81%
Dividend payout ratio **	30.33%	29.61%	38.53%	28.63%
Equity to assets ratio	14.39%	12.66%	14.39%	12.66%
Average shareholders’ equity	$1,598,592	$1,093,208	$1,580,195	$1,083,403

* -   Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended June 30, 2017, return on average tangible equity decreased to 14.16% compared to 14.59% for the same period in 2016.  This decrease was the result of the higher percentage increase in average tangible shareholder’s equity of 33.5% as compared to a 29.8% increase in net income excluding amortization of intangibles.

•

For the three months ended June 30, 2017, return on average assets increased to 1.15%, compared to 1.13% for the three months ended June 30, 2016, due to a 29.8% increase in net income offset by the effects of a 27.3% increase in average assets.

•

Dividend payout ratio increased to 30.33% for the three months ended June 30, 2017 compared with 29.61% for the three months ended June 30, 2016.  The increase from the comparable period in 2016 primarily reflects the increase in the cash dividends declared per common share of 33.0% as compared to a 29.8% decrease in net income.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•

Equity to assets ratio increased to 14.39% for the three months ended June 30, 2017 compared with 12.66% for the three months ended June 30, 2016.  The increase from the comparable period in 2016 primarily reflects the higher percentage increase in equity of 45.4% as compared to a 27.9% increase in assets.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Return on average equity (GAAP)	7.98%	9.02%	6.39%	9.10%
Effect to adjust for intangible assets	6.18%	5.57%	5.17%	5.71%
Return on average tangible equity (non-GAAP)	14.16%	14.59%	11.56%	14.81%

Average shareholders’ equity (GAAP)	$1,598,592	$1,093,208	$1,580,195	$1,083,403
Average intangible assets	(650,135)	(382,995)	(646,864)	(383,960)
Adjusted average shareholders’ equity (non-GAAP)	$948,457	$710,213	$933,331	$699,443

Net income (GAAP)	$31,823	$24,516	$50,087	$49,010
Amortization of intangibles	2,495	1,892	5,002	3,795
Tax effect	(845)	(636)	(1,576)	(1,281)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$33,473	$25,772	$53,513	$51,524

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin decreased by 14 basis points from the second quarter of 2016, due to the following:  (1)  a decrease of 10 basis points in the yield on interest-earning assets from the decline in the yield on both the non-acquired loan portfolio by 1 basis point and the acquired loan portfolio by 125 basis points, (2) an increase of 7 basis points in the rate on interest-bearing liabilities related to 6 basis point increase in funding cost from interest-bearing deposits, and (3) a 12 basis point increase in funding cost from federal funds purchased and repurchase agreements.  The taxable equivalent net interest margin decreased by 7 basis points from the first quarter of 2016 to 4.13% in the second quarter of 2017, which was the result of the yield on interest-earning assets decreasing by 6 basis points during this period.  This decrease in yield on interest-earning assets was due to the decrease in yield on the acquired loan portfolio by 21 basis points, partially offset by an increase in yield of 4 basis points on the non-acquired loan portfolio.  The yield on the acquired loan portfolio declined due to the acquired credit impaired loans being renewed the cash flow from these assets is being extended out, therefore increasing the weighted average life of the loan pools within all acquired loan portfolios.  The yield on the non-acquired loan portfolio increased due to the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016 which effectively increases the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.

Net interest income increased from the second quarter of 2016 by $17.6 million.  This increase was driven by the following:

1.

Higher loan interest income of $16.3 million with acquired loan interest income increasing by $5.3 million due to the addition of the SBFC loan portfolio through the merger and non-acquired loan interest income increasing by $11.0 million due to higher average balances through organic loan growth and due to higher yields due to the rising rate environment; offset partially by

2.

Higher interest expense of $1.8 million, due to higher average balances in most categories of interest-bearing liabilities due to the merger with SBFC and due to higher rates on most categories of interest-bearing liabilities due to both the merger with SBFC whose deposits rates were higher than the Company’s legacy deposit rates and to higher costs related to the rising rate environment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Non-TE net interest income	$99,031	$81,399	$196,393	$163,000
Non-TE yield on interest-earning assets	4.23%	4.33%	4.26%	4.38%
Non-TE rate on interest-bearing liabilities	0.22%	0.15%	0.22%	0.15%
Non-TE net interest margin	4.07%	4.22%	4.11%	4.27%
TE net interest margin	4.13%	4.27%	4.16%	4.32%

Non-TE net interest income increased $17.6 million, or 21.7%, in the second quarter of 2017 compared to the same period in 2016.  Some key highlights are outlined below:

•

Average interest-earning assets increased 25.8% to $9.8 billion in the second quarter of 2017 compared to the same period in 2016 due to the increase in acquired loans and investment securities through the merger with SBFC in the first quarter of 2017 and due to the increase in non-acquired loans through organic growth.

•

Non-TE yield on interest-earning assets for the second quarter of 2017 decreased 10 basis points from the comparable period in 2016.  The decrease since the second quarter of 2016 was driven by a 125 basis point decline in the yield on the acquired loan portfolio.  The decline in yield on the acquired loan portfolio is due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore increasing the weighted average life of the loan pools within all acquired loan portfolios.  This decrease was partially offset by a 16 basis point increase in the yield on investment securities and a 50 basis point increase in the yield on federal funds sold and reverse repurchase agreements. The increase in yield on the investment portfolio is due to the addition of the investment portfolio through the merger with SBFC which had a higher yield than our legacy investment portfolio and the increase on federal funds sold and reverse repurchase agreements was due to the rising rate environment and the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016.  The loan portfolio continues to remix with 73% of the portfolio being comprised of non-acquired loans and 27% being acquired loans.  This compares to 75% and 25%, respectively, one year ago.  The increase in the acquired loan portfolio as a percentage of the total portfolio was due to the addition of the SBFC loan portfolio through the merger in the first quarter of 2017.  The percentage of the non-acquired loan portfolio of the total loan portfolio increased from March 31, 2017 with 70% being non-acquired loans and 30% being acquired loans.

•

The average cost of interest-bearing liabilities for the second quarter of 2017 increased 7 basis points from the same period in 2016. The increase since the second quarter of 2016 was primarily the result of an increase in the cost of deposits due to rates on the deposits acquired through the merger with SBFC being higher than the rates on our legacy deposits.  The average cost of deposits increased from 0.11% during the second quarter of 2016 to 0.17% in the same period in 2017.  Also, the average costs on federal funds purchased and repurchase agreements increased 12 basis points to 0.29% for the second quarter of 2017 compared to the same period in 2016.  This increase was the result of the Federal Reserve increasing the federal funds target rate by 75 basis points since December 2016 which has increased short term borrowing rates.

•	TE net interest margin decreased by 14 basis points in the second quarter of 2017 compared to the second quarter of 2016.

Loans

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
LOAN PORTFOLIO (ENDING balance)	2017	Total	2016	Total	2016	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$ 112,855	1.4%	$ 10,090	0.2%	$ 12,516	0.2%
Commercial non-owner occupied	209,560	2.6%	34,628	0.5%	36,904	0.6%
Total commercial non-owner occupied real estate	322,415	4.0%	44,718	0.7%	49,420	0.8%
Consumer real estate:
Consumer owner occupied	520,106	6.4%	408,270	6.1%	466,479	7.3%
Home equity loans	177,129	2.2%	160,879	2.4%	177,946	2.8%
Total consumer real estate	697,235	8.6%	569,149	8.5%	644,425	10.1%
Commercial owner occupied real estate	221,566	2.7%	27,195	0.4%	32,267	0.5%
Commercial and industrial	117,884	1.4%	13,641	0.2%	15,598	0.2%
Other income producing property	83,403	1.0%	39,342	0.6%	44,873	0.7%
Consumer non real estate	143,478	1.8%	142,654	2.1%	155,303	2.4%
Other	-	-%	-	-%	-	-%
Total acquired non-credit impaired loans	1,585,981	19.5%	836,699	12.5%	941,886	14.7%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	44,711	0.5%	39,891	0.6%	43,615	0.7%
Commercial non-owner occupied	108,636	1.3%	109,453	1.6%	118,266	1.8%
Total commercial non-owner occupied real estate	153,347	1.8%	149,344	2.2%	161,881	2.5%
Consumer real estate:
Consumer owner occupied	150,884	1.8%	149,257	2.2%	166,277	2.6%
Home equity loans	68,027	0.8%	72,857	1.1%	78,459	1.2%
Total consumer real estate	218,911	2.6%	222,114	3.3%	244,736	3.8%
Commercial owner occupied real estate	95,714	1.2%	94,593	1.4%	103,502	1.6%
Commercial and industrial	16,771	0.2%	18,262	0.3%	20,140	0.3%
Other income producing property	65,550	0.8%	62,856	0.9%	68,967	1.1%
Consumer non real estate	55,929	0.7%	58,772	0.9%	63,361	1.0%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	606,222	7.3%	605,941	9.0%	662,587	10.3%
Total acquired loans	2,192,203	26.8%	1,442,640	21.5%	1,604,473	25.0%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	712,242	8.7%	580,464	8.7%	533,219	8.3%
Commercial non-owner occupied	952,911	11.6%	714,715	10.7%	586,828	9.1%
Total commercial non-owner occupied real estate	1,665,153	20.3%	1,295,179	19.4%	1,120,047	17.4%
Consumer real estate:
Consumer owner occupied	1,382,922	16.9%	1,197,621	17.9%	1,109,667	17.3%
Home equity loans	411,532	5.0%	383,218	5.7%	345,957	5.4%
Total consumer real estate	1,794,454	21.9%	1,580,839	23.6%	1,455,624	22.7%
Commercial owner occupied real estate	1,204,953	14.8%	1,177,745	17.7%	1,083,051	16.9%
Commercial and industrial	762,583	9.3%	671,398	10.0%	611,901	9.5%
Other income producing property	189,326	2.3%	178,238	2.7%	181,703	2.8%
Consumer non real estate	357,761	4.4%	324,238	4.9%	272,957	4.3%
Other	18,163	0.2%	13,404	0.2%	91,592	1.4%
Total non-acquired loans	5,992,393	73.2%	5,241,041	78.5%	4,816,875	75.0%
Total loans (net of unearned income)	$ 8,184,596	100.0%	$ 6,683,681	100.0%	$ 6,421,348	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $1.8 billion, or 27.5%, at June 30, 2017 as compared to the same period in 2016. Acquired non-credit impaired loans increased by $644.1 million and acquired credit impaired loans decreased by $56.4 million as compared to the same period in 2016.  The overall increase in acquired loans was the result of the addition of approximately $1.0 billion in loans through the SBFC acquisition during the first quarter of 2017, partially offset by principal payments, charge offs, and foreclosures and due to renewals of acquired loans moved to the non-acquired loan portfolio.  Non-acquired loans or legacy loans increased by $1.2 billion, or 24.4%, from June 30, 2016 to June 30, 2017.  With the addition of approximately $1.0 billion in loans through the SBFC acquisition, the trend in the makeup of the loan portfolio shifted during the first quarter of 2017 as acquired loans as a percentage of total loans increased to 30% at March 31, 2017.  However, during the second quarter of 2017, acquired loans as percentage of total loans continued to decline as in previous quarter before the merger and were 27% of the total loan portfolio at June 30, 2017.  As of June 30, 2016, non-acquired loans as a percentage of the overall portfolio was 75% and acquired loans were 25%.  The percentage of acquired loans was higher in 2017 than in 2016 due to acquisition of loans through the merger with SBFC.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Average total loans	$8,040,180	$6,268,711	$7,914,052	$6,167,546
Interest income on total loans	93,140	76,837	184,483	154,065
Non-TE yield	4.65%	4.93%	4.70%	5.02%

Interest earned on loans increased in the second quarter of 2017 compared to the second quarter of 2016.  Some key highlights for the quarter ended June 30, 2017 are outlined below:

•

Our non-TE yield on total loans decreased 28 basis points in the second quarter of 2017 compared to the same period in 2016.  Average total loans increased 28.3% in the second quarter of 2017, as compared to the same period in 2016.  The increase in average total loans was the result of 24.9% growth in the average non-acquired loan portfolio and of 37.6% growth in the average acquired loan portfolio during period.  The growth in the non- acquired loan portfolio was due to normal organic growth while the growth in the acquired loan portfolio was due to the addition of approximately $1.0 billion in loans through the merger with SBFC in the first quarter of 2017, partially offset by principal payments, charge offs, and foreclosures and by renewals of acquired loans moved to the non-acquired loan portfolio.  The yield on the non-acquired loan portfolio only declined slightly from 3.86% in the second quarter of 2016 to 3.85% in the same period in 2017 and the yield on the acquired loan portfolio declined from 7.94% in the second quarter of 2016 to 6.69% in the same period in 2017.  The growth in the non-acquired loan portfolio during the second half of 2016 came in a low interest rate environment, however, in the first half of 2017, interest rates began to rise. With the Federal Reserve Bank increasing the federal funds target rate 75 basis points since December 2016, we have begun to see the yield in the non-acquired loan portfolio increase.  In comparing the second quarter of 2017 to the first quarter of 2017, the yield on the non-acquired loan portfolio increased 4 basis points.  The yield on the acquired loan portfolio declined to 6.69% in the second quarter of 2017 compared to 7.94% in the same period in 2016. This decline was due to the impact of the yield of the SBFC loan portfolio acquired during the first quarter of 2017, well as acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.

The balance of mortgage loans held for sale increased $15.4 million from December 31, 2016 to $66.0 million at June 30, 2017, and increased $17.1 million from a balance of $48.9 million at June 30, 2016.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2017, investment securities totaled $1.4 billion, compared to $1.0 billion at both December 31, 2016 and June 30, 2016.    Our investment portfolio increased $343.9 million and $351.8 million from December 31, 2016 and June 30, 2016, respectively, primarily as a result of the acquisition of SBFC and its investment portfolio of which $350.4 million remained at June 30, 2017.  Otherwise, we generally have continued to try and slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Average investment securities	$1,395,488	$974,545	$1,429,932	$998,077
Interest income on investment securities	8,417	5,469	17,078	11,278
Non-TE yield	2.42%	2.26%	2.41%	2.27%

Interest earned on investment securities was higher in the second quarter of 2017 compared to the second quarter of 2016, as result of a higher average balance and an increase in yield which were both a result of the addition of the investment portfolio through the acquisition of SBFC.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at June 30, 2017:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2017
Government-sponsored entities debt	$76,508	$75,952	$(556)	$76,508	$—	$—	$—
State and municipal obligations	192,886	197,542	4,656	192,886	—	—	—
Mortgage-backed securities *	1,068,718	1,068,597	(121)	—	—	—	1,068,718
Corporate stocks	3,658	3,809	151	—	—	—	3,658
	$1,341,770	$1,345,900	$4,130	$269,394	$—	$—	$1,072,376

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

At June 30, 2017, we had 124 securities available for sale in an unrealized loss position, which totaled $6.4 million.  At December 31, 2016, we had 129 securities available for sale in an unrealized loss position, which totaled $8.6 million.  At June 30, 2016, we had 10 securities available for sale in an unrealized loss position, which totaled $306,000.

During the second quarter of 2017 as compared to the second quarter of 2016, the total number of available for sale securities with an unrealized loss position increased by 114 securities, while the total dollar amount of the unrealized loss increased by $6.1 million.  This increase was due to the higher interest rate environment at June 30, 2017 compared to June 30, 2016.

All securities available for sale in an unrealized loss position as of June 30, 2017 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of these securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in Federal Home Loan Bank of Atlanta (“FHLB”) stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at June 30, 2017.   As of June 30, 2017, the investment in FHLB stock represented approximately $10.8 million, or 0.10% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Average interest-bearing liabilities	$6,817,128	$5,473,322	$6,796,296	$5,468,726
Interest expense	3,748	1,980	7,372	4,194
Average rate	0.22%	0.15%	0.22%	0.15%

The average balance of interest-bearing liabilities increased $1.3 billion in the second quarter of 2017 compared to the second quarter of 2016 due to increases in all categories of interest bearing liabilities. The overall increase was mostly related to increases in transaction and money market accounts and saving deposits acquired through the SBFC acquisition during the first quarter of 2017 which totaled approximately $1.0 billion at June 30, 2017.  The increase in interest expense in the second quarter of 2017 compared to the same period in 2016 was largely driven by higher balances in all interest-bearing liabilities, as well as the impact of higher interest rates on our interest-bearing liabilities, with the exception of other borrowings.  The increase in rates was due to the fact that the cost of deposits acquired through the merger with SBFC were at higher rates than that of our legacy deposits and due to the Federal Reserve Bank increasing the federal funds target rate 75 basis points since December 2016.  Overall, this resulted in a 7 basis point increase in the average rate on all interest-bearing liabilities from the three months ended June 30, 2016.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended June 30, 2017 increased 25.3% from the same period in 2016.
•

Interest-bearing deposits increased to $6.4 billion at June 30, 2017 from the period end balance at June 30, 2016 of $5.0 billion.  This was mainly the result of the addition of interest bearing-deposits during the first quarter of 2017 from the SBFC acquisition which totaled $1.2 billion at June 30, 2017. The company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•	The average rate on certificates of deposit and other time deposits for the three months ended June 30, 2017 increased 19 basis points to 43 basis points from the comparable period in 2016.
•

Average transaction and money market accounts balances increased 19.1%, up $632.4 million from the average balance in the second quarter of 2016 as balances acquired from the SBFC transaction totaled approximately $459.8 at June 30, 2017.  Interest expense on transaction and money market accounts increased $361,000 as a result of the growth in average balances and a two basis point increase in the average rate to 10 basis points for the three months ended June 30, 2017 as compared to the same period in 2016.

•

Average savings account balances increased 79.0%, up $609.1 million from the average balance in the second quarter of 2016 as balances acquired from the SBFC transaction totaled approximately $545.6 million at June 30, 2017.  Interest expense on savings accounts increased $410,000 as a result of the growth in average balances and a nine basis point increase in the average rate to 15 basis points for the three months ended June 30, 2017 as compared to the same period in 2016.

•

In the second quarter of 2017, average other borrowings increased $51.2 million compared to the second quarter of 2016. This increase was the result of the SBFC acquisition as we acquired $18.5 million in trust preferred securities and $91.3 million in FHLB advances through the merger.   During 2017, the company paid off $57.0 million of the acquired FHLB advances during the first quarter and $10.0 million in the second quarter.   The average rate on other borrowings experienced a 27 basis point decline to 3.19% for the three months ended June 30, 2017 as compared to the same period in 2016 due to the low rates on the FHLB advances acquired in the SBFC transaction.



Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $503.9 million, or 24.3%, to $2.6 billion in the second quarter of 2017 compared to $2.1 billion during the same period in 2016.   The SBFC acquisition added approximately $278.8

million as the remaining increase was through organic deposit growth.  At June 30, 2017, the period end balance of noninterest-bearing deposits was $2.6 billion, exceeding the June 30, 2016 balance by $517.9 million.

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

During the second quarter of 2017, we decreased the valuation allowance on acquired credit impaired loans by $815,000, which resulted in a $572,000 negative net provision for loan losses on acquired credit impaired loans.  This negative net provision was due to releases through recoveries and improved cash flows on the acquired credit impaired loan portfolio.

The following table presents a summary of the changes in the ALLL for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017				2016
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$38,449	$—	$4,556	$43,005	$35,115	$—	$3,877	$38,992
Loans charged-off	(1,292)	(501)	—	(1,793)	(1,557)	(232)	—	(1,789)
Recoveries of loans previously charged off	536	72	—	608	881	51	—	932
Net charge-offs	(756)	(429)	—	(1,185)	(676)	(181)	—	(857)
Provision for loan losses	2,456	429	(572)	2,313	2,500	181	47	2,728
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	2,456	429	(572)	2,313	2,500	181	47	2,728
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reductions due to loan removals	—	—	(243)	(243)	—	—	(172)	(172)
Balance at end of period	$40,149	$—	$3,741	$43,890	$36,939	$—	$3,752	$40,691

Total non-acquired loans:
At period end	$5,992,393				$4,816,875
Average	5,776,432				4,623,448
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.05%				0.06%
Allowance for loan losses as a percentage of period end non-acquired loans	0.67%				0.77%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	297.42%				201.06%

	Six Months Ended June 30,
	2017				2016
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$36,960	$—	$3,395	$40,355	$34,090	$—	$3,706	$37,796
Loans charged-off	(2,589)	(890)	—	(3,479)	(3,276)	(529)	—	(3,805)
Recoveries of loans previously charged off	1,205	135	—	1,340	1,645	141	—	1,786
Net charge-offs	(1,384)	(755)	—	(2,139)	(1,631)	(388)	—	(2,019)
Provision for loan losses on non-acquired loans	4,573	755	692	6,020	4,480	388	395	5,263
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	23	23
Total provision for loan losses charged to operations	4,573	755	692	6,020	4,480	388	418	5,286
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	(23)	(23)
Reductions due to loan removals	—	—	(346)	(346)	—	—	(349)	(349)
Balance at end of period	$40,149	$—	$3,741	$43,890	$36,939	$—	$3,752	$40,691

Total non-acquired loans:
At period end	$5,992,393				$4,816,875
Average	5,590,436				4,477,109
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.05%				0.07%
Allowance for loan losses as a percentage of period end non-acquired loans	0.67%				0.77%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	297.42%				201.06%

The allowance for loan losses as a percent of non-acquired loans reflects the continued improvement in credit quality, as well as the continued decline in our three-year historical charge off rate. Our nonaccrual loans and non-performing loans declined during the second quarter of 2017 compared to the same quarter in 2016 while our classified loans increased slightly. Nonaccrual loans and non-performing loans did increase slightly when compared to the first quarter of 2017, although classified assets declined during this same period.  Our overall net charge offs for the quarter on non-acquired loans was 5 basis points annualized, or $756,000, compared to 6 basis points annualized, or $676,000, a year ago, and 5 basis points, or $628,000 in the first quarter of 2017.  Net charge offs on non-acquired loans have remained low at 5 basis points or less over the past four quarters.  Excluding acquired assets, nonperforming assets decreased by $7.1 million during the second quarter of 2017 compared to the second quarter of 2016 and decreased $608,000 from the first quarter of 2017, to $18.1 million.  The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 201.06% at June 30, 2016 and 294.97% at March 31, 2017 to 297.42% at June 30, 2017.

We increased the ALLL compared to the second quarter of 2016, as well as compared to the first quarter of 2017, due primarily to larger loan growth and increases in certain loan types during the second quarter that require higher reserves.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL.  We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $2.4 million compared to the balance at June 30, 2016, and $1.1 million compared to the balance at March 31, 2017.

On a specific reserve basis, the allowance for loan losses increased $642,000 from March 31, 2017, with loan balances being evaluated for specific reserves increasing $21.8 million during the second quarter of 2017, to $49.1 million.  Specific reserves increased $793,000, to $2.3 million at June 30, 2017, from $1.5 million at June 30, 2016 with the loan balances being evaluated for specific reserves increasing $24.8 million from $24.3 million at June 30, 2016. The increase in loans being evaluated for specific reserves during the second quarter of 2017 include builder loans for which greater scrutiny was provided.  All of these loans are performing under their contractual terms.

During the three months ended June 30, 2017, the decline in our total nonperforming assets (“NPAs”) was reflective of continued improvement in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our NPAs for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2017	2017	2016	2016	2016
Non-acquired:
Nonaccrual loans	$12,100	$11,909	$12,485	$12,386	$15,071
Accruing loans past due 90 days or more	432	77	281	125	450
Restructured loans - nonaccrual	967	1,049	1,979	2,499	2,851
Total nonperforming loans	13,499	13,035	14,745	15,010	18,372
Other real estate owned (“OREO”) (2)	4,519	5,653	3,927	6,585	6,833
Other nonperforming assets (3)	114	52	71	29	29
Total non-acquired nonperforming assets	18,132	18,740	18,743	21,624	25,234
Acquired non-credit impaired:
Nonaccrual loans	5,134	4,915	4,728	4,633	4,438
Accruing loans past due 90 days or more	659	35	106	—	—
Total acquired nonperforming loans (1)	5,793	4,950	4,834	4,633	4,438
Acquired OREO and other nonperforming assets:
Covered OREO (2)	—	—	—	—	—
Acquired OREO not covered under loss share (2)	9,911	14,355	14,389	15,626	15,594
Other acquired nonperforming assets (3)	528	637	637	653	664
Total acquired OREO and other nonperforming assets	10,439	14,992	15,026	16,279	16,258
Total nonperforming assets	$34,364	$38,682	$38,603	$42,536	$45,930

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.30%	0.34%	0.36%	0.43%	0.52%
Total NPAs as a percentage of total assets (5)	0.16%	0.17%	0.21%	0.25%	0.29%
Total NPLs as a percentage of total loans (4)	0.23%	0.23%	0.28%	0.30%	0.38%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.42%	0.49%	0.58%	0.65%	0.71%
Total NPAs as a percentage of total assets	0.31%	0.35%	0.43%	0.48%	0.53%
Total NPLs as a percentage of total loans (4)	0.24%	0.23%	0.29%	0.30%	0.36%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $19.0 million,  $20.8 million, $14.8 million, $11.5 million, and $14.5 million as of  June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $13.5 million, or 0.23% of non-acquired loans, a decrease of $4.9 million, or 26.5%, from June 30, 2016.  The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $1.4 million, consumer nonaccrual loans of $1.6 million and restructured nonaccrual loans of $1.9 million.

Nonperforming non-acquired loans overall, including restructured loans, increased by $464,000 during the second quarter of 2017 from the level at March 31, 2017. This increase was primarily driven by an increase in consumer nonaccrual loans of $530,000 and loans greater than ninety days past due but still accruing of $355,000, offset by a decline in commercial nonaccrual loans of $339,000 and restructured nonaccrual loans of $82,000.

At June 30, 2017, non-acquired OREO decreased by $1.1 million from March 31, 2017.  At June 30, 2017, non-acquired OREO consisted of 24 properties with an average value of $188,000. This compared to 31 properties with an average value of $182,000 at March 31, 2017. In the second quarter of 2017, we added 4 properties with an aggregate value of $315,000 into non-acquired OREO, and we sold 11 properties with a basis of $983,000. Our non-acquired OREO balance of $4.5 million at June 30, 2017 is comprised of 18% in the Low Country/Orangeburg region, 7% in the Coastal region (Beaufort to Myrtle Beach), 44% in the Central region (Columbia), and 31% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding all acquired loans), totaled $6.0 million, or 0.10% of total non-acquired loans outstanding, at June 30, 2017, compared to $8.8 million, or 0.17% of total non-acquired loans outstanding, at December 31, 2016, and compared to $15.3 million, or 0.20% of total non-acquired loans outstanding, at June 30, 2016.  Potential problem loans related to acquired non-credit impaired loans totaled $9.2 million, or 0.58% of total acquired non-credit impaired loans, at June 30, 2017, compared to $2.0 million, or 0.24% of total acquired non-credit impaired loans outstanding, at December 31, 2016, and compared to $1.3 million, or 0.14% of total acquired non-credit impaired loans outstanding, at June 30, 2016.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fees on deposit accounts	$22,155	$21,539	$43,874	$41,663
Mortgage banking income	5,195	5,620	10,764	9,818
Trust and investment services income	6,452	4,911	12,393	9,697
Securities gains, net	110	—	110	122
Amortization of FDIC indemnification asset	—	(4,427)	—	(5,901)
Recoveries on acquired loans	2,171	2,002	3,703	2,923
Other	1,491	2,473	3,165	3,838
Total noninterest income	$37,574	$32,118	$74,009	$62,160

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income increased by $5.5 million, or 17.0%, during the second quarter of 2017 compared to the same period in 2016.  The quarterly increase in total noninterest income primarily resulted from the following:

•

Amortization of the FDIC indemnification asset declined by $4.4 million as a result of the elimination of the FDIC indemnification asset as the Loss Share Agreements with the FDIC were terminated in the second quarter of 2016;

•	Trust and investment services income increased by $1.5 million due to the increase in wealth customers added with the SBFC merger and through organic growth of the legacy wealth business;
•

Fees on deposit accounts increased $616,000, or 2.9%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers through the merger with SBFC; partially offset by

•	Other income declined by $982,000, or 39.7%, due to the resolution of an acquired credit impaired loan in the second quarter of 2016 totaling $1.2 million; and
•

Mortgage banking income decreased by $425,000, or 7.6%, which was a result of lower MSR income due to lower servicing fee income and a decline in the fair value of MSR, net of the hedge, and as a result of lower income from the secondary market due to a decline in the fair value of the mortgage pipeline.

Noninterest income increased by $11.8 million, or 19.1%, during the first six months of 2017 compared to the same period in 2016. This year over year increase resulted primarily from the following:

•

Amortization of FDIC indemnification asset decreased $5.9 million as a result of the elimination of the FDIC indemnification asset as the Loss Share Agreements with the FDIC were terminated in the second quarter of 2016;

•	Trust and investment services income increased $2.7 million, or 27.8%, due to the increase in wealth customers added with the SBFC merger and through organic growth of the legacy wealth business;
•

Fees on deposit accounts increased $2.2 million, or 5.3%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers through the merger with SBFC;

•	Mortgage banking income increased $946,000, or 9.6%, which was primarily a result of higher realized gains from mortgage loans sold in the secondary market; and
•

Recoveries on acquired loans increased $780,000, or 26.7%, as a result of no longer sharing any recoveries with the FDIC under loss share agreements which were terminated in the second quarter of 2016.

Bankcard Services Income

The Company exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 of the year following the time when our total assets reach or exceed $10 billion, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  In the first half of 2017, we earned $22.2 million in bankcard services income. This regulation will become effective for us in July 2018; however, if it were effective for the first half of 2017, we estimate that our bankcard services income would have been reduced by approximately $8 million.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Salaries and employee benefits	$47,580	$40,537	$96,466	$81,969
Net occupancy expense	6,048	5,541	12,436	10,900
Information services expense	6,413	5,083	12,773	10,117
Furniture and equipment expense	3,877	3,072	7,671	5,923
OREO expense and loan related	1,753	874	3,895	2,648
Bankcard expense	2,886	3,040	5,656	5,919
Amortization of intangibles	2,495	1,892	5,002	3,795
Supplies, printing and postage expense	1,570	1,757	3,224	3,565
Professional fees	1,599	1,576	3,372	2,906
FDIC assessment and other regulatory charges	989	1,017	2,111	2,161
Advertising and marketing	989	858	1,548	1,502
Merger and branch consolidation related expense	4,307	1,573	25,331	2,531
Other	6,033	7,034	11,777	11,947
Total noninterest expense	$86,539	$73,854	$191,262	$145,883

Noninterest expense increased by $12.7 million, or 17.2%, in the second quarter of 2017 as compared to the same period in 2016. The quarterly increase in total noninterest expense primarily resulted from the following:

•

Salaries and employee benefits expense increased by $7.0 million in 2017 compared to the same period in 2016.  This increase was attributable to the addition of personnel mainly through the merger with SBFC.  The number of full time equivalent employees increased by 229 or 11.3% from June 30, 2016 to June 30, 2017;

•

An increase in merger and branch consolidation related expense of $2.7 million compared to the second quarter of 2016.  The 2017 expense was mostly related to our merger with SBFC while the 2016 expense was related to the branch consolidation project;

•

Information services expense was up by $1.3 million in 2017 as compared to the same period in 2016.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with SBFC;

•	OREO expense and loan related expense increase of $879,000 related to higher write downs and losses on sale of properties in 2017;
•

Net occupancy expense and furniture and equipment expense increased by $507,000 and $805,000, respectively, in 2017 as compared to the same period in 2016.  These increases were due to additional costs related to the facilities added through the acquisition of SBFC; and

•	Amortization of intangibles increased $603,000 due to amortization from the core deposit intangible created with the merger with SBFC.

Noninterest expense increased by $45.4 million, or 31.1%, during the first six months of 2017 compared to the same period in 2016. This year over year increase resulted primarily from the following:

•

An increase in merger and branch consolidation related expense of $22.8 million compared to the first half of 2016.  The 2017 expense was mostly related to our merger with SBFC while the 2016 expense was related to the branch consolidation project.  The $25.3 million in merger and branch consolidation related expense in the first half of 2017 mainly consisted of $9.5 million from change in control payments, severance payments and other merger related incentive payments and of $9.2 million in vendor contract resolution payments;

•	Salaries and employee benefits expense increased by $14.5 million in 2017 compared to the same period in 2016. This increase was mainly attributable to the cost of personnel added from SBFC;
•

Information services expense was up by $2.7 million in 2017 as compared to the same period in 2016.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with SBFC;

•

Net occupancy expense and furniture and equipment expense increased by $1.5 million and $1.7 million, respectively, in 2017 as compared to the same period in 2016.  These increases were due to additional costs related to the facilities added through the acquisition of SBFC;

•	OREO expense and loan related expense increase of $1.2 million related to higher write downs and losses on sale of properties in 2017; and
•	Amortization of intangibles increased $1.2 million due to amortization from the core deposit intangible created with the merger with SBFC.

Income Tax Expense

Our effective income tax rate was 33.36% and 31.50% for the three and six months ended June 30, 2017, respectively.  This compares to 33.63% and 33.76% for the three and six months ended June 30, 2016, respectively.   The reason for the decline during the six months ended June 30, 2017 compared to the same period in 2016 is the implementation of the new accounting standard which requires the excess tax benefit associated with vested or exercised stock awards be included in determination of the effective tax rate each reporting period.  A significant number of stock awards vested during the first quarter as happens in most years which reduced our effective tax rate by 2.90%, or $735,000.  This is a discrete income tax item which should not occur at this level in subsequent quarters during 2017.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of June 30, 2017, shareholders’ equity was $1.6 billion, an increase of $470.9 million, or 41.5%, from December 31, 2016, and an increase of $501.1 million, or 45.4%, from $1.1 billion at June 30, 2016.  The driving factor for the increase from year-end was issuance of common stock through the merger with SBFC during the first quarter of 2017 of $434.6 million.  The increase was also attributable to net income of $50.1 million, which was offset by the common stock dividend paid of $19.3 million.  At June 30, 2017 we had accumulated other comprehensive loss of $3.7 million compared to an accumulated other comprehensive loss of $8.2 million at December 31, 2016.  This change was mainly attributable to the increase to an unrealized gain position in the AFS securities portfolio of $4.2 million, net of tax during the first six months of 2017 due to the continued low interest rate environment for long-term rates.  The increase in shareholder’s equity from June 30, 2016 was also primarily the result of the issuance of common stock through the merger with SBFC during the first quarter of 2017 of $434.6 million.  The increase was also attributable to net income of $102.4 million and partially offset by dividends paid to common shareholders of $34.6 million.  Our common equity-to-assets ratio was 14.39% at June 30, 2017, up from 12.75% at December 31, 2016 and 12.66% at June 30, 2016.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
	2017	2016	2016
South State Corporation:
Common equity Tier 1 risk-based capital	11.96%	11.66%	11.23%
Tier 1 risk-based capital	12.82%	12.43%	12.02%
Total risk-based capital	13.35%	13.04%	12.64%
Tier 1 leverage	10.12%	9.88%	9.51%

South State Bank:
Common equity Tier 1 risk-based capital	12.41%	12.06%	11.62%
Tier 1 risk-based capital	12.41%	12.06%	11.62%
Total risk-based capital	12.95%	12.66%	12.24%
Tier 1 leverage	9.80%	9.58%	9.19%

The Tier 1 leverage ratio increased compared to December 31, 2016 due to the increase in our capital outpacing the increase in our average asset size.  The Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all increased compared to December 31, 2016 due to the increase in our capital outpacing the increase in our risk-based assets.  The increase in our capital was mainly attributable to the issuance of common stock through our merger with SBFC.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.2 billion, or approximately 24.4%, compared to the balance at June 30, 2016, and by $751.4 million, or 28.9% annualized, compared to the balance at December 31, 2016.

Our investment securities portfolio increased $351.8 million, or 34.9%, compared to the balance at June 30, 2016, and increased by $343.9 million compared to the balance at December 31, 2016.  The main reason for the increase from both December 31, 2016 and June 30, 2016 was the acquisition of SBFC and its investment portfolio which was $350.4 million at June 30, 2017.  The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets as we identify securities that meet our strategy and objectives.  Total cash and cash equivalents were $431.9 million at June 30, 2017 as compared to $374.4 million at December 31, 2016 and $481.9 million at June 30, 2016.

At June 30, 2017, December 31, 2016 and June 30, 2016, the Company had $42.5 million, $2.9 million and $5.5 million, respectively, in traditional, out-of-market brokered deposits and $52.7 million, $57.6 million, and $63.1 million, respectively, of reciprocal brokered deposits.  Total deposits were $9.0 billion at June 30, 2017, up $1.9 billion or 26.1%, from June 30, 2016.  This increase was mainly related to the deposits acquired through the merger with SBFC which totaled $1.4 billion at June 30, 2017.  The deposits related to SBFC included $260.5 million in noninterest-bearing transaction accounts, $335.7 million in interest-bearing transaction accounts, $643.0 million in savings and money market accounts and $168.0 million in certificates of deposit.  The Company had legacy deposit growth of $460.5 million which included an increase in interest-bearing transaction accounts of $121.4 million, savings and money market accounts of $184.5 million and noninterest-bearing transaction account of $257.4 million, partially offset by a decline in certificates of deposit of $102.8 million.  Other borrowings increased $42.9 million from June 30, 2016 mainly through the addition of trust preferred debt of $20.6 million and FHLB advances of $34.0 million through the merger with SBFC during the first quarter of 2017.  During the second quarter of 2017, $12.0 million of the FHLB advance acquired in the merger with SBFC matured reducing the advances outstanding at June 30, 2017 to $24.0 million.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2017, our Bank had total federal funds credit lines of $516.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2017, our Bank had $176.2 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2017, our Bank had a total FHLB credit facility of $1.2 billion with total outstanding letters of credit consuming $6.3 million, $24.1 million in outstanding advances and $94,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2017, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $275.2 million at June 30, 2017. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at June 30, 2017, including $349.4 million of loans to lessors of residential buildings, $859.6 million of loans to lessors of nonresidential buildings (except mini-warehouses), $300.1 million of loans to religious organizations, and $299.0 million of loans for construction purposes.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2017 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended  June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of June 30, 2017 and the date of this form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

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

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  The following table reflects share repurchase activity during the second quarter of 2017:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

April 1 - April 30	447	*	$90.20	—	1,000,000
May 1 - May 31	—		—	—	1,000,000
June 1 - June 30	3,721	*	85.53	—	1,000,000

Total	4,168			—	1,000,000

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

SOUTH STATE CORPORATION
(Registrant)

Date: August 4, 2017	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: August 4, 2017	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 2.1

Agreement and Plan of Merger, dated as of April 26, 2017, by and between Park Sterling Corporation and South State Corporation (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2017)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.