Form 10-Q
period 2017-09-30
SOUTH STATE Corp
filed 2017-11-03
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2017
Common Stock, $2.50 par value	29,294,271

South State Corporation and Subsidiary

September 30 2017 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2017	2016	2016
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$197,984	$201,966	$168,774
Interest-bearing deposits with banks	137,543	36,241	66,335
Federal funds sold and securities purchased under agreements to resell	68,407	136,241	272,408
Total cash and cash equivalents	403,934	374,448	507,517
Investment securities:
Securities held to maturity (fair value of $3,732, $6,250 and $7,076, respectively)	3,678	6,094	6,851
Securities available for sale, at fair value	1,320,679	999,405	925,374
Other investments	12,439	9,482	9,482
Total investment securities	1,336,796	1,014,981	941,707
Loans held for sale	46,321	50,572	57,052
Loans:
Acquired credit impaired, net of allowance for loan losses	578,863	602,546	632,617
Acquired non-credit impaired	1,455,555	836,699	885,657
Non-acquired	6,230,327	5,241,041	5,008,113
Less allowance for non-acquired loan losses	(41,541)	(36,960)	(37,319)
Loans, net	8,223,204	6,643,326	6,489,068
Other real estate owned	13,527	18,316	22,211
Premises and equipment, net	198,146	183,510	179,450
Bank owned life insurance	151,402	104,148	103,427
Deferred tax assets	41,664	31,123	25,357
Mortgage servicing rights	29,937	29,037	23,064
Core deposit and other intangibles	50,472	39,848	41,738
Goodwill	597,236	338,340	338,340
Other assets	76,471	72,943	68,234
Total assets	$11,169,110	$8,900,592	$8,797,165
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,505,570	$2,199,046	$2,176,155
Interest-bearing	6,556,451	5,135,377	5,071,251
Total deposits	9,062,021	7,334,423	7,247,406
Federal funds purchased and securities sold under agreements to repurchase	291,099	313,773	305,268
Other borrowings	83,307	55,358	55,306
Other liabilities	99,858	62,450	65,053
Total liabilities	9,536,285	7,766,004	7,673,033
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 40,000,000 shares; 29,267,369, 24,230,392 and 24,209,122 shares issued and outstanding, respectively	73,168	60,576	60,523
Surplus	1,136,352	711,307	705,124
Retained earnings	427,093	370,916	354,490
Accumulated other comprehensive income (loss)	(3,788)	(8,211)	3,995
Total shareholders’ equity	1,632,825	1,134,588	1,124,132
Total liabilities and shareholders’ equity	$11,169,110	$8,900,592	$8,797,165

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$95,864	$77,344	$281,216	$231,752
Investment securities:
Taxable	6,646	4,309	20,897	13,579
Tax-exempt	1,320	962	4,147	2,970
Federal funds sold and securities purchased under agreements to resell	581	666	1,916	2,174
Total interest income	104,411	83,281	308,176	250,475
Interest expense:
Deposits	2,974	1,412	8,132	4,380
Federal funds purchased and securities sold under agreements to repurchase	276	137	756	418
Other borrowings	842	487	2,576	1,431
Total interest expense	4,092	2,036	11,464	6,229
Net interest income	100,319	81,245	296,712	244,246
Provision for loan losses	2,062	912	8,082	6,198
Net interest income after provision for loan losses	98,257	80,333	288,630	238,048
Noninterest income:
Fees on deposit accounts	22,448	20,776	66,322	62,439
Mortgage banking income	3,446	6,286	14,210	16,104
Trust and investment services income	6,310	4,877	18,703	14,573
Securities gains, net	1,278	—	1,388	122
Other-than-temporary impairment losses	(753)	—	(753)	—
Recoveries on acquired loans	1,944	2,207	5,647	5,130
Amortization of FDIC indemnification asset, net	—	—	—	(5,901)
Other	1,367	1,194	4,532	5,032
Total noninterest income	36,040	35,340	110,049	97,499
Noninterest expense:
Salaries and employee benefits	47,245	41,972	143,711	123,941
Net occupancy expense	6,214	5,464	18,650	16,364
Information services expense	6,003	5,237	18,776	15,353
Furniture and equipment expense	3,751	3,234	11,422	9,157
OREO expense and loan related	1,753	2,085	5,648	4,733
Bankcard expense	2,748	2,940	8,404	8,859
Amortization of intangibles	2,494	1,891	7,496	5,687
Supplies, printing and postage expense	1,491	1,345	4,715	4,910
Professional fees	1,265	1,758	4,637	4,663
FDIC assessment and other regulatory charges	918	1,001	3,029	3,162
Advertising and marketing	852	790	2,400	2,293
Merger and branch consolidation related expense	1,551	709	26,882	3,240
Other	5,289	4,765	17,066	16,712
Total noninterest expense	81,574	73,191	272,836	219,074
Earnings:
Income before provision for income taxes	52,723	42,482	125,843	116,473
Provision for income taxes	17,677	14,387	40,710	39,368
Net income	$35,046	$28,095	$85,133	$77,105
Earnings per common share:
Basic	$1.20	$1.17	$2.92	$3.21
Diluted	$1.19	$1.16	$2.90	$3.18
Dividends per common share	$0.33	$0.31	$0.99	$0.89
Weighted average common shares outstanding:
Basic	29,115	24,016	29,023	23,989
Diluted	29,385	24,278	29,291	24,229

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$35,046	$28,095	$85,133	$77,105
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	130	(4,388)	7,049	12,162
Tax effect	(50)	1,673	(2,687)	(4,638)
Reclassification adjustment for gains included in net income	(525)	—	(635)	(122)
Tax effect	200	—	242	47
Net of tax amount	(245)	(2,715)	3,969	7,449
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	4	51	(56)	(147)
Tax effect	(1)	(19)	21	56
Reclassification adjustment for losses included in interest expense	57	69	226	209
Tax effect	(22)	(27)	(86)	(80)
Net of tax amount	38	74	105	38
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	188	204	564	612
Tax effect	(72)	(78)	(215)	(233)
Net of tax amount	116	126	349	379
Other comprehensive income (loss), net of tax	(91)	(2,515)	4,423	7,866
Comprehensive income	$34,955	$25,580	$89,556	$84,971

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2017 and 2016

(Dollars in thousands, except for share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2015	—	$—	24,162,657	$60,407	$703,929	$298,919	$(3,871)	$1,059,384
Comprehensive income	—	—	—	—	—	77,105	7,866	84,971
Cash dividends declared on common stock at $0.89 per share	—	—	—	—	—	(21,534)	—	(21,534)
Employee stock purchases	—	—	7,793	19	455	—	—	474
Stock options exercised	—	—	44,491	111	1,402	—	—	1,513
Restricted stock awards	—	—	39,431	99	(99)	—	—	—
Stock issued pursuant to restricted stock units	—	—	35,903	90	(90)	—	—	—
Common stock repurchased - buyback plan	—	—	(32,900)	(82)	(2,048)	—	—	(2,130)
Common stock repurchased	—	—	(48,253)	(121)	(3,129)	—	—	(3,250)
Share-based compensation expense	—	—	—	—	4,704	—	—	4,704
Balance, September 30, 2016	—	$—	24,209,122	$60,523	$705,124	$354,490	$3,995	$1,124,132
Balance, December 31, 2016	—	$—	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income	—	—	—	—	—	85,133	4,423	89,556
Cash dividends declared on common stock at $0.99 per share	—	—	—	—	—	(28,956)	—	(28,956)
Employee stock purchases	—	—	6,742	17	536	—	—	553
Stock options exercised	—	—	33,896	84	1,050	—	—	1,134
Common stock issued for Southeastern Bank Financial Corp. acquisition	—	—	4,978,338	12,446	422,163	—	—	434,609
Restricted stock awards	—	—	20,683	51	(51)	—	—	—
Common stock repurchased	—	—	(40,484)	(101)	(3,525)	—	—	(3,626)
Stock issued pursuant to restricted stock units	—	—	37,802	95	(95)	—	—	—
Share-based compensation expense	—	—	—	—	4,967	—	—	4,967
Balance, September 30, 2017	—	$—	29,267,369	$73,168	$1,136,352	$427,093	$(3,788)	$1,632,825

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$85,133	$77,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,030	16,016
Provision for loan losses	8,082	6,198
Deferred income taxes	3,144	7,622
Other-than-temporary impairment on securities	753	—
Gain on sale of securities, net	(1,388)	(122)
Share-based compensation expense	4,967	4,704
Amortization of FDIC indemnification asset	—	3,566
Accretion of discount related to performing acquired loans	(9,779)	(4,183)
(Gain) loss on disposal of premises and equipment	171	(52)
Gain on sale of OREO	(2)	(1,672)
Net amortization of premiums on investment securities	5,068	4,095
OREO write downs	2,220	4,070
Fair value adjustment for loans held for sale	867	(732)
Originations and purchases of mortgage loans for sale	(558,459)	(557,388)
Proceeds from mortgage loans sales	575,495	542,717
Net change in:
Accrued interest receivable	(475)	(419)
Prepaid assets	1,865	(563)
FDIC indemnification asset	—	3,177
Miscellaneous other assets	(5,844)	(7,983)
Accrued interest payable	(160)	(806)
Accrued income taxes	10,763	6,775
Miscellaneous other liabilities	4,482	10,393
Net cash provided by operating activities	147,933	112,518
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	265,965	137
Proceeds from maturities and calls of investment securities held to maturity	2,420	2,466
Proceeds from maturities and calls of investment securities available for sale	182,299	324,110
Proceeds from sales of other investment securities	3,444	71
Purchases of investment securities available for sale	(183,581)	(232,016)
Purchases of other investment securities	(303)	(660)
Net increase in loans	(533,647)	(533,393)
Payment to terminate FDIC Loss Share Agreements	—	(2,342)
Recoveries of loans previously charged off	2,455	2,620
Net cash received from acquisitions	70,188	—
Purchases of premises and equipment	(9,095)	(18,320)
Proceeds from sale of OREO	11,331	17,392
Proceeds from sale of premises and equipment	15	52
Net cash used in investing activities	(188,509)	(439,883)
Cash flows from financing activities:
Net increase in deposits	206,678	146,990
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(23,688)	17,037
Repayment of other borrowings	(82,033)	(12)
Common stock issuance	553	474
Common stock repurchase	(3,626)	(5,380)
Dividends paid on common stock	(28,956)	(21,534)
Stock options exercised	1,134	1,513
Net cash provided by financing activities	70,062	139,088
Net increase (decrease) in cash and cash equivalents	29,486	(188,277)
Cash and cash equivalents at beginning of period	374,448	695,794
Cash and cash equivalents at end of period	$403,934	$507,517
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$11,625	$7,036
Income taxes	$25,534	$25,364
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans	$8,375	$11,447

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities; (“ASU 2017-12”).  ASU 2017-12 amends Accounting Standards Codification (“ASC”) Topic 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments will improve the transparency of information about an entity’s risk management activities and simplify the application of hedge accounting.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  The Company is still assessing the impact of this new guidance, but does not think it will have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718):  Scope of Modification Accounting; (“ASU 2017-09”).  ASU 2017-09 provides clarity by offering guidance on the scope of modification accounting for share-based payment awards and gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted.  The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; (“ASU 2017-07”).  ASU 2017-07 applies to any employer that sponsors a defined benefit pension plan, other postretirement benefit plan, or other types of benefits accounted for under Topic 715. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost, as follows (1) service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization, (2) all other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented, (3) the amendments permit capitalizing only the service cost component of net benefit cost, assuming such costs meet the criteria required for capitalization by other GAAP , rather than total net benefit cost which has been permitted under prior GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The amendments should be adopted prospectively and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior periods to apply the retrospective presentation requirements.  The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment; (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  At this point in time, the Company does not expect that this guidance will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)  (“ASU 2017-03”).  ASU 2017-03 amends the Codification for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. That Topic requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporates these SEC staff views into ASC Topic 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The ASU also conforms ASC 323-740-S99-2, which describes the SEC staff’s views on accounting for investments in qualified affordable housing projects, to the guidance issued in ASU 2014-01. The Company adopted this standard in the fourth quarter of 2016 and will continue to refine its disclosures around the standard.  The Company determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business; (“ASU 2017-01”).  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC Topic 606.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15,  Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments  (“ASU 2016-15”).  ASU 2016-15 addresses eight classification issues related to the statement of cash flows:  Debt prepayment or debt extinguishment costs; Settlement of zero-coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate-owned life insurance policies, including  bank-owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions using a retrospective transition method to each period presented.  The Company does not believe that this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.   We have dedicated staff and resources in place evaluating the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models.  The Company is currently still assessing the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share – Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  For public business entities, ASU 2016-09 became effective for interim and annual periods beginning after December 15, 2016 which made this ASU effective for the Company starting On January 1, 2017.  For the three and nine months ended September 30, 2017, excess tax benefits of $104,000 and $839,000, respectively, were recorded against income tax expense in the income statement which previously would have been recorded against surplus on the balance sheet.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”).  ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting. For public business entities, the amendments in ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. ASU 2016-07 became effective for the Company on January 1, 2017 and did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. ASU 2016-01 also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For public business entities, the amendments in ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU 2016-01.  The Company is currently evaluating the provisions of ASU 2016-01 to determine the potential impact the new standard will have to the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter.  ASU 2014-15 became effective for the Company on December 31, 2016 and did not have an impact on the consolidated financial statements.

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

Note 4 — Mergers and Acquisitions

The following are business combinations which are currently proposed or have occurred over the past two years:

•	Southeastern Bank Financial Corporation (“SBFC”) – January 3, 2017
•	Park Sterling Corporation - Proposed

Park Sterling Corporation Proposed Acquisition

On April 26, 2017, South State Corporation, (“SSB”) entered into an Agreement and Plan of Merger with Park Sterling Corporation, a North Carolina corporation ("PSTB), and a bank holding company headquartered in Charlotte, North Carolina.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PSTB will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, PSTB's wholly owned bank subsidiary, Park Sterling Bank ("PSB"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At September 30, 2017, PSTB reported $3.3 billion in total assets, $2.4 billion in loans and $2.5 billion in deposits.  PSTB has over 50 full service branches in North Carolina, South Carolina, Georgia and Virginia that serve individuals and businesses.  With the closing of the merger with PSTB, the Company plans to close 12 PSB branches and 2 legacy SSB branches by the end of 2018.

Under the terms of the merger agreement, PSTB common shareholders will receive aggregate consideration of approximately 7,471,072 shares of SSB common stock, plus cash for the value of “in the money” outstanding stock options. The common stock consideration is based upon a fixed exchange ratio of 0.14 shares of SSB common stock for each outstanding share of PSTB common stock.

Special shareholder meetings of PSTB and SSB to ratify the merger proposal were held on October 25, 2017 and the merger proposal was approved.  The proposed merger is still subject to regulatory approvals and other customary closing conditions.  The transaction is expected to close during the fourth quarter of 2017.

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, SSB acquired all of the outstanding common stock of Southeastern Bank financial Corporation (“SBFC”), of Augusta, Georgia, the bank holding company for Georgia Bank & Trust Company of Augusta (“GB&T”), in a stock transaction.  SBFC common shareholders received 0.7307 shares of the Company’s common stock in exchange for each share of SBFC stock resulting in the Company issuing 4,978,338 shares of its common stock.  In total, the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000.

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

		Intial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by SBFC	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$72,043	$—		$—		$72,043
Investment securities	591,824	(1,770)	(a)	—		590,054
Loans held for sale	13,652	—		—		13,652
Loans, net of allowance and mark	1,060,618	(10,668)	(b)	—		1,049,950
Premises and equipment	25,419	(2,212)	(c)	—		23,207
Intangible assets	140	17,980	(d)	—		18,120
OREO and repossessed assets	580	(30)	(e)	(165)	(e)	385
Bank owned life insurance	44,513	—		—		44,513
Deferred tax asset	16,247	(687)	(f)	850	(f)	16,410
Other assets	7,545	(482)	(g)	—		7,063
Total assets	$1,832,581	$2,131		$685		$1,835,397

Liabilities
Deposits:
Noninterest-bearing	$262,967	$—		$—		$262,967
Interest-bearing	1,257,953	—		—		1,257,953
Total deposits	1,520,920	—		—		1,520,920
Federal funds purchased and securities sold under agreements to repurchase	1,014	—		—		1,014
Other borrowings	110,620	(1,120)	(h)	—		109,500
Other liabilities	19,980	5,553	(i)	2,210	(i)	27,743
Total liabilities	1,652,534	4,433		2,210		1,659,177
Net identifiable assets acquired over (under) liabilities assumed	180,047	(2,302)		(1,525)		176,220
Goodwill	—	257,370		1,525		258,895
Net assets acquired over liabilities assumed	$180,047	$255,068		$—		$435,115

Consideration:
South State Corporation common shares issued						4,978,338
Purchase price per share of the Company's common stock						$87.30

Company common stock issued ($434,609) and cash exchanged for fractional shares ($16)						$434,625
Cash paid for stock option redemptions						490
Fair value of total consideration transferred						$435,115

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments of $30,749 based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses (“ALLL”) of $20,081 recorded by SBFC.

(c)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts that totaled $18,120.

(e)—Adjustment reflects the fair value adjustments to other real estate owned (“OREO”) and repossessed assets based on the Company’s evaluation of the acquired OREO and repossessed assets portfolio.

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

(i)—Adjustment reflects the fair value adjustments to employee benefit plans of $8,259 netted against an adjustment of other miscellaneous liabilities of $496.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2017:
State and municipal obligations	$3,678	$54	$—	$3,732
December 31, 2016:
State and municipal obligations	$6,094	$156	$—	$6,250
September 30, 2016:
State and municipal obligations	$6,851	$225	$—	$7,076

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2017:
Government-sponsored entities debt*	$86,521	$72	$(642)	$85,951
State and municipal obligations	199,898	4,584	(188)	204,294
Mortgage-backed securities**	1,027,827	4,673	(5,023)	1,027,477
Corporate stocks	2,781	176	—	2,957
	$1,317,027	$9,505	$(5,853)	$1,320,679
December 31, 2016:
Government-sponsored entities debt*	$85,488	$—	$(846)	$84,642
State and municipal obligations	105,303	2,289	(190)	107,402
Mortgage-backed securities**	807,717	3,085	(7,225)	803,577
Corporate stocks	3,658	473	(347)	3,784
	$1,002,166	$5,847	$(8,608)	$999,405
September 30, 2016:
Government-sponsored entities debt*	$62,996	$20	$(36)	$62,980
State and municipal obligations	112,797	4,542	(15)	117,324
Mortgage-backed securities**	729,699	11,721	(143)	741,277
Corporate stocks	3,658	380	(245)	3,793
	$909,150	$16,663	$(439)	$925,374

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

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2017:
Federal Home Loan Bank stock	$10,177	$—	$—	$10,177
Investment in unconsolidated subsidiaries	2,262	—	—	2,262
	$12,439	$—	$—	$12,439
December 31, 2016:
Federal Home Loan Bank stock	$7,840	$—	$—	$7,840
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,482	$—	$—	$9,482
September 30, 2016:
Federal Home Loan Bank stock	$7,840	$—	$—	$7,840
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,482	$—	$—	$9,482

The amortized cost and fair value of debt securities at September 30, 2017 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  Corporate Stocks including equity and preferred stocks with no stated maturity are included in the due after ten years category.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,225	$2,253	$12,023	$12,090
Due after one year through five years	1,153	1,179	109,509	110,127
Due after five years through ten years	300	300	275,960	278,021
Due after ten years	—	—	919,535	920,441
	$3,678	$3,732	$1,317,027	$1,320,679

Information pertaining to the Company’s securities with gross unrealized losses at September 30, 2017, December 31, 2016 and September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2017:
Securities Available for Sale
Government-sponsored entities debt	$473	$68,366	$169	$11,830
State and municipal obligations	188	21,851	—	—
Mortgage-backed securities	4,457	455,145	566	35,917
Corporate stocks	—	—	—	—
	$5,118	$545,362	$735	$47,747
December 31, 2016:
Securities Available for Sale
Government-sponsored entities debt	$846	$84,642	$—	$—
State and municipal obligations	190	11,506	—	—
Mortgage-backed securities	7,148	592,228	77	2,058
Corporate stocks	—	—	347	1,395
	$8,184	$688,376	$424	$3,453
September 30, 2016:
Securities Available for Sale
Government-sponsored entities debt	$36	$11,962	$—	$—
State and municipal obligations	15	1,947	—	—
Mortgage-backed securities	106	56,023	37	2,325
Corporate stocks	—	—	245	1,496
	$157	$69,932	$282	$3,821

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of September 30, 2017 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017. With respect to equity securities held by the Company, the Company recorded an OTTI charge of $753,000 related to two equity securities during the third quarter of 2017.  This charge was recorded due to the fact that management made the decision to sell the two securities in the fourth quarter of 2017 and therefore, no longer had the intent to hold the investments for a period of time sufficient to allow for any anticipated recovery.

 Management continues to monitor all of the Company’s securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$766,957	$580,464	$562,336
Commercial non-owner occupied	949,870	714,715	630,437
Total commercial non-owner occupied real estate	1,716,827	1,295,179	1,192,773
Consumer real estate:
Consumer owner occupied	1,454,758	1,197,621	1,183,441
Home equity loans	419,760	383,218	363,825
Total consumer real estate	1,874,518	1,580,839	1,547,266
Commercial owner occupied real estate	1,278,487	1,177,745	1,153,480
Commercial and industrial	781,757	671,398	617,525
Other income producing property	194,335	178,238	179,595
Consumer	371,758	324,238	305,687
Other loans	12,645	13,404	11,787
Total non-acquired loans	6,230,327	5,241,041	5,008,113
Less allowance for loan losses	(41,541)	(36,960)	(37,319)
Non-acquired loans, net	$6,188,786	$5,204,081	$4,970,794

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$76,886	$10,090	$10,683
Commercial non-owner occupied	199,704	34,628	35,775
Total commercial non-owner occupied real estate	276,590	44,718	46,458
Consumer real estate:
Consumer owner occupied	492,615	408,270	435,132
Home equity loans	164,291	160,879	168,758
Total consumer real estate	656,906	569,149	603,890
Commercial owner occupied real estate	207,572	27,195	29,444
Commercial and industrial	101,427	13,641	14,201
Other income producing property	76,924	39,342	43,152
Consumer	136,136	142,654	148,512
Total FASB ASC Topic 310-20 acquired loans	$1,455,555	$836,699	$885,657

The unamortized discount related to the acquired non-credit impaired loans totaled $20.7 million, $11.6 million, and $12.6 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
FASB ASC Topic 310-30 acquired loans:
Commercial loans greater than or equal to $1 million-Community Bank & Trust ("CBT")	$8,439	$8,617	$10,958
Commercial real estate	199,082	210,204	220,489
Commercial real estate—construction and development	46,248	44,373	47,081
Residential real estate	249,666	258,100	268,968
Consumer	53,302	59,300	61,866
Commercial and industrial	25,796	25,347	26,658
Total FASB ASC Topic 310-30 acquired loans	582,533	605,941	636,020
Less allowance for loan losses	(3,670)	(3,395)	(3,403)
FASB ASC Topic 310-30 acquired loans, net	$578,863	$602,546	$632,617

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of September 30, 2017, December 31, 2016 and September 30, 2016 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Contractual principal and interest	$741,268	$778,822	$822,340
Non-accretable difference	(26,160)	(17,502)	(22,222)
Cash flows expected to be collected	715,108	761,320	800,118
Accretable yield	(132,575)	(155,379)	(164,098)
Carrying value	$582,533	$605,941	$636,020
Allowance for acquired loan losses	$(3,670)	$(3,395)	$(3,403)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$602,546	$733,870
Fair value of acquired loans	55,850	—
Net reductions for payments, foreclosures, and accretion	(79,258)	(101,556)
Change in the allowance for loan losses on acquired loans	(275)	303
Balance at end of period, net of allowance for loan losses on acquired loans	$578,863	$632,617

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$155,379	$201,538
Addition from the SBFC acquisition	4,603	—
Accretion	(43,873)	(56,850)
Reclass of nonaccretable difference due to improvement in expected cash flows	16,772	18,631
Other changes, net	(306)	779
Balance at end of period	$132,575	$164,098

In the third quarter of 2017, the accretable yield balance declined by $14.3 million as loan accretion (income) was recognized. This was partially offset by improved expected cash flows of $7.8 million during the third quarter of 2017.

Our loan loss policy adheres to GAAP as well as interagency guidance. The ALLL is based upon estimates made by management. We maintain an ALLL at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on, among other factors, changes in economic conditions in our markets. In addition, as noted above, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans. These agencies may require management to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these and other factors, it is possible that the allowances for losses on loans may change. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

The ALLL on non‑acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non‑acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan‑by‑loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

Beginning with the First Financial Holdings, Inc. (“FFHI”) acquisition in 2013, the Company segregates the acquired loan portfolio into performing loans (“non‑credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. The ALLL on these loans will be measured and recorded consistent with non‑acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non‑accretable difference to accretable yield and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an ALLL. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers and the probability of default that is determined based upon historical data at the loan level. All acquired loans managed by Special Asset Management are reviewed quarterly and assigned a loss given default.  Acquired loans not managed by Special Asset Management are reviewed twice a year in a similar method to the Company’s originated portfolio of loans which follow review thresholds based on risk rating categories. In the fourth quarter of 2015, the Company modified its methodology to a more granular approach in determining loss given default on substandard loans with a net book balance between $100,000 and $500,000 by adjusting the loss given default to 90% of the most current collateral valuation based on appraised value.  Substandard loans greater than $500,000 were individually assigned loss given defaults each quarter. Trends are reviewed in terms of accrual status, past due status, and weighted‑average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool. Prior to the termination of our loss share agreements in June 2016, as discussed below, which offset the impact of the provision established for acquired loans covered under FDIC loss share agreements, the receivable from the FDIC was adjusted to reflect the indemnified portion of the post‑acquisition exposure with a corresponding credit to the provision for loan losses.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended September 30, 2017:
Balance at beginning of period	$40,149	$—	$3,741	$43,890
Loans charged-off	(1,383)	(275)	—	(1,658)
Recoveries of loans previously charged off (1)	836	279	—	1,115
Net charge-offs	(547)	4	—	(543)
Provision for loan losses charged to operations	1,939	(4)	127	2,062
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(198)	(198)
Balance at end of period	$41,541	$—	$3,670	$45,211
Three Months Ended September 30, 2016:
Balance at beginning of period	$36,939	$—	$3,752	$40,691
Loans charged-off	(1,108)	(280)	—	(1,388)
Recoveries of loans previously charged off (1)	713	120	—	833
Net charge-offs	(395)	(160)	—	(555)
Provision	775	160	(23)	912
Benefit attributable to FDIC loss share agreements	—	—	—	—
Provision for loan losses charged to operations	775	160	(23)	912
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(326)	(326)
Balance at end of period	$37,319	$—	$3,403	$40,722

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Nine Months Ended September 30, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(3,972)	(1,165)	—	(5,137)
Recoveries of loans previously charged off (1)	2,041	414	—	2,455
Net charge-offs	(1,931)	(751)	—	(2,682)
Provision	6,512	751	819	8,082
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	6,512	751	819	8,082
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(544)	(544)
Balance at end of period	$41,541	$—	$3,670	$45,211
Nine Months Ended September 30, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(4,384)	(810)	—	(5,194)
Recoveries of loans previously charged off (1)	2,358	262	—	2,620
Net charge-offs	(2,026)	(548)	—	(2,574)
Provision	5,255	548	372	6,175
Benefit attributable to FDIC loss share agreements	—	—	23	23
Total provision for loan losses charged to operations	5,255	548	395	6,198
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(675)	(675)
Balance at end of period	$37,319	$—	$3,403	$40,722

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended September 30, 2017
Allowance for loan losses:
Balance, June 30, 2017	$5,746	$6,164	$7,539	$8,569	$3,247	$5,143	$1,379	$2,532	$(170)	$40,149
Charge-offs	(19)	—	—	—	(17)	(440)	(10)	(897)	—	(1,383)
Recoveries	333	80	92	65	38	31	29	168	—	836
Provision (benefit)	(88)	(7)	479	492	(171)	469	(10)	889	(114)	1,939
Balance, September 30, 2017	$5,972	$6,237	$8,110	$9,126	$3,097	$5,203	$1,388	$2,692	$(284)	$41,541
Loans individually evaluated for impairment	$1,266	$133	$64	$47	$116	$18	$211	$7	$—	$1,862
Loans collectively evaluated for impairment	$4,706	$6,104	$8,046	$9,079	$2,981	$5,185	$1,177	$2,685	$(284)	$39,679
Loans:
Loans individually evaluated for impairment	$42,638	$716	$5,874	$4,455	$2,623	$627	$3,605	$254	$—	$60,792
Loans collectively evaluated for impairment	724,319	949,154	1,272,613	1,450,303	417,137	781,130	190,730	371,504	12,645	6,169,535
Total non-acquired loans	$766,957	$949,870	$1,278,487	$1,454,758	$419,760	$781,757	$194,335	$371,758	$12,645	$6,230,327
Three Months Ended September 30, 2016
Allowance for loan losses:
Balance , June 30, 2016	$4,665	$4,656	$8,003	$7,530	$3,148	$4,269	$1,812	$2,014	$842	$36,939
Charge-offs	—	—	(16)	(45)	—	(31)	—	(1,016)	—	(1,108)
Recoveries	241	28	25	27	64	104	8	216	—	713
Provision (benefit)	(795)	(93)	516	338	69	368	(201)	1,094	(521)	775
Balance, September 30, 2016	$4,111	$4,591	$8,528	$7,850	$3,281	$4,710	$1,619	$2,308	$321	$37,319
Loans individually evaluated for impairment	$359	$181	$65	$58	$38	$385	$289	$4	$—	$1,379
Loans collectively evaluated for impairment	$3,752	$4,410	$8,463	$7,792	$3,243	$4,325	$1,330	$2,304	$321	$35,940
Loans:
Loans individually evaluated for impairment	$3,431	$764	$6,352	$3,127	$1,599	$1,453	$4,319	$142	$—	$21,187
Loans collectively evaluated for impairment	558,905	629,673	1,147,128	1,180,314	362,226	616,072	175,276	305,545	11,787	4,986,926
Total non-acquired loans	$562,336	$630,437	$1,153,480	$1,183,441	$363,825	$617,525	$179,595	$305,687	$11,787	$5,008,113

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(493)	—	—	(185)	(241)	(629)	(17)	(2,407)	—	(3,972)
Recoveries	555	128	197	141	133	264	77	546	—	2,041
Provision (benefit)	1,819	1,129	(109)	1,350	(6)	726	(214)	2,203	(386)	6,512
Balance, September 30, 2017	$5,972	$6,237	$8,110	$9,126	$3,097	$5,203	$1,388	$2,692	$(284)	$41,541
Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	(159)	—	(117)	(174)	(767)	(358)	(7)	(2,802)	—	(4,384)
Recoveries	848	59	46	125	239	207	47	787	—	2,358
Provision (benefit)	(694)	964	258	687	880	887	(384)	2,629	28	5,255
Balance, September 30, 2016	$4,111	$4,591	$8,528	$7,850	$3,281	$4,710	$1,619	$2,308	$321	$37,319

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(80)	(71)	(1)	—	(123)	(275)
Recoveries	1	—	1	—	274	1	—	2	279
Provision (benefit)	(1)	—	(1)	80	(203)	—	—	121	(4)
Balance, September 30, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	76,886	199,704	207,572	492,615	164,291	101,427	76,924	136,136	1,455,555
Total acquired non-credit impaired loans	$76,886	$199,704	$207,572	$492,615	$164,291	$101,427	$76,924	$136,136	$1,455,555

Three Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(3)	—	(105)	(23)	—	(149)	(280)
Recoveries	1	—	—	3	89	1	—	26	120
Provision (benefit)	(1)	—	3	(3)	16	22	—	123	160
Balance, September 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,683	35,775	29,444	435,132	168,758	14,201	43,152	148,512	885,657
Total acquired non-credit impaired loans	$10,683	$35,775	$29,444	$435,132	$168,758	$14,201	$43,152	$148,512	$885,657

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(89)	(736)	(3)	—	(337)	(1,165)
Recoveries	3	—	1	42	343	3	1	21	414
Provision (benefit)	(3)	—	(1)	47	393	—	(1)	316	751
Balance, September 30, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(3)	—	(292)	(30)	—	(485)	(810)
Recoveries	3	—	—	9	197	3	1	49	262
Provision (benefit)	(3)	—	3	(9)	95	27	(1)	436	548
Balance, September 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Three Months Ended September 30, 2017
Allowance for loan losses:
Balance, June 30, 2017	$—	$40	$92	$2,741	$548	$320	$—	$3,741
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	(40)	133	184	(85)	(65)	—	127
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	—	(40)	133	184	(85)	(65)	—	127
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	—	(36)	(149)	(1)	(12)	—	(198)
Balance, September 30, 2017	$—	$—	$189	$2,776	$462	$243	$—	$3,670
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$189	$2,776	$462	$243	$—	$3,670
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,439	199,082	46,248	249,666	53,302	25,796	—	582,533
Total acquired credit impaired loans	$8,439	$199,082	$46,248	$249,666	$53,302	$25,796	$—	$582,533

Three Months Ended September 30, 2016
Allowance for loan losses:
Balance , June 30, 2016	$—	$35	$151	$2,592	$778	$196	$—	$3,752
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	—	—	2	(23)	(2)	—	(23)
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	—	—	—	2	(23)	(2)	—	(23)
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	5	(6)	(102)	(211)	(12)	—	(326)
Balance, September 30, 2016	$—	$40	$145	$2,492	$544	$182	$—	$3,403
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$40	$145	$2,492	$544	$182	$—	$3,403
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,958	220,489	47,081	268,968	61,866	26,658	—	636,020
Total acquired credit impaired loans	$10,958	$220,489	$47,081	$268,968	$61,866	$26,658	$—	$636,020

	Commercial		Commercial
	Loans Greater		Real Estate-
	Than or Equal	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	to $1 Million-CBT	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$—	$41	$139	$2,419	$558	$238	$—	$3,395
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	(40)	130	743	(85)	71	—	819
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision (benefit) for loan losses charged to operations	—	(40)	130	743	(85)	71	—	819
Provision (benefit) for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reduction due to loan removals	—	(1)	(80)	(386)	(11)	(66)	—	(544)
Balance, September 30, 2017	$—	$—	$189	$2,776	$462	$243	$—	$3,670
Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, December 31, 2015	$—	$56	$177	$2,986	$313	$174	$—	$3,706
Provision (benefit) for loan losses before benefit attributable to FDIC loss share agreements	—	1	—	(178)	511	38	—	372
Benefit attributable to FDIC loss share agreements	—	—	—	23	—	—	—	23
Total provision (benefit) for loan losses charged to operations	—	1	—	(155)	511	38	—	395
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	—	(16)	(32)	(316)	(281)	(30)	—	(675)
Balance, September 30, 2016	$—	$41	$145	$2,492	$543	$182	$—	$3,403

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$755,633	$567,398	$548,984	$939,125	$701,150	$615,521	$1,247,881	$1,149,417	$1,118,421
Special mention	7,445	8,421	8,492	8,475	11,434	11,499	24,277	22,133	26,429
Substandard	3,879	4,645	4,860	2,270	2,131	3,417	6,329	6,195	8,630
Doubtful	—	—	—	—	—	—	—	—	—
	$766,957	$580,464	$562,336	$949,870	$714,715	$630,437	$1,278,487	$1,177,745	$1,153,480

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$770,975	$655,157	$604,058	$186,639	$167,025	$165,451	$3,900,253	$3,240,147	$3,052,435
Special mention	8,894	14,325	11,246	6,090	9,280	12,099	55,181	65,593	69,765
Substandard	1,888	1,916	2,221	1,606	1,933	2,045	15,972	16,820	21,173
Doubtful	—	—	—	—	—	—	—	—	—
	$781,757	$671,398	$617,525	$194,335	$178,238	$179,595	$3,971,406	$3,322,560	$3,143,373

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$1,427,278	$1,167,768	$1,155,481	$405,945	$368,655	$349,382	$370,258	$322,654	$304,117
Special mention	14,914	15,283	14,370	7,346	8,145	8,493	316	468	611
Substandard	12,566	14,570	13,590	6,469	6,418	5,950	1,184	1,116	959
Doubtful	—	—	—	—	—	—	—	—	—
	$1,454,758	$1,197,621	$1,183,441	$419,760	$383,218	$363,825	$371,758	$324,238	$305,687

	Other			Consumer Total
	September 30, 2017	December 31, 2016	September 30, 2016	September 30, 2017	December 31, 2016	September 30, 2016
Pass	$12,645	$13,404	$11,787	$2,216,126	$1,872,481	$1,820,767
Special mention	—	—	—	22,576	23,896	23,474
Substandard	—	—	—	20,219	22,104	20,499
Doubtful	—	—	—	—	—	—
	$12,645	$13,404	$11,787	$2,258,921	$1,918,481	$1,864,740

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Pass	$6,116,379	$5,112,628	$4,873,202
Special mention	77,757	89,489	93,239
Substandard	36,191	38,924	41,672
Doubtful	—	—	—
	$6,230,327	$5,241,041	$5,008,113

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$74,665	$8,997	$9,562	$195,808	$28,368	$29,509	$201,498	$26,920	$28,926
Special mention	1,403	253	278	3,806	6,171	6,173	4,048	—	—
Substandard	818	840	843	90	89	93	2,026	275	518
Doubtful	—	—	—	—	—	—	—	—	—
	$76,886	$10,090	$10,683	$199,704	$34,628	$35,775	$207,572	$27,195	$29,444

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$95,523	$13,475	$14,016	$74,994	$38,361	$42,159	$642,488	$116,121	$124,172
Special mention	5,385	117	122	1,208	273	276	15,850	6,814	6,849
Substandard	519	49	63	722	708	717	4,175	1,961	2,234
Doubtful	—	—	—	—	—	—	—	—	—
	$101,427	$13,641	$14,201	$76,924	$39,342	$43,152	$662,513	$124,896	$133,255

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$487,393	$404,761	$431,712	$154,461	$151,752	$158,672	$132,962	$139,686	$145,594
Special mention	2,502	1,326	759	5,077	4,113	5,340	1,141	1,102	1,118
Substandard	2,720	2,183	2,661	4,753	5,014	4,746	2,033	1,866	1,800
Doubtful	—	—	—	—	—	—	—	—	—
	$492,615	$408,270	$435,132	$164,291	$160,879	$168,758	$136,136	$142,654	$148,512

	Consumer Total
	September 30,	December 31,	September 30,
	2017	2016	2016
Pass	$774,816	$696,199	$735,978
Special mention	8,720	6,541	7,217
Substandard	9,506	9,063	9,207
Doubtful	—	—	—
	$793,042	$711,803	$752,402

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Pass	$1,417,304	$812,320	$860,150
Special mention	24,570	13,355	14,066
Substandard	13,681	11,024	11,441
Doubtful	—	—	—
	$1,455,555	$836,699	$885,657

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 25):

	Commercial Loans Greater						Commercial Real Estate—
	Than or Equal to						Construction and
	$1 million-CBT			Commercial Real Estate			Development
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$8,120	$8,297	$9,616	$152,305	$162,870	$164,737	$26,666	$21,150	$20,889
Special mention	—	—	1,000	22,638	26,238	32,081	6,455	12,643	14,092
Substandard	319	320	342	24,139	21,096	23,671	13,127	10,580	12,100
Doubtful	—	—	—	—	—	—	—	—	—
	$8,439	$8,617	$10,958	$199,082	$210,204	$220,489	$46,248	$44,373	$47,081

	Residential Real Estate			Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2017	2016	2016	2017	2016	2016	2017	2016	2016
Pass	$133,969	$138,343	$143,946	$8,261	$8,513	$9,072	$15,755	$17,371	$18,715
Special mention	50,488	52,546	54,597	17,733	19,685	20,635	1,397	4,614	4,476
Substandard	65,209	67,211	70,425	27,308	31,102	32,159	8,644	3,362	3,467
Doubtful	—	—	—	—	—	—	—	—	—
	$249,666	$258,100	$268,968	$53,302	$59,300	$61,866	$25,796	$25,347	$26,658

	Total Acquired
	Credit Impaired Loans
	September 30,	December 31,	September 30,
	2017	2016	2016
Pass	$345,076	$356,544	$366,975
Special mention	98,711	115,726	126,881
Substandard	138,746	133,671	142,164
Doubtful	—	—	—
	$582,533	$605,941	$636,020

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

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2017
Commercial real estate:
Construction and land development	$728	$76	$483	$1,287	$765,670	$766,957
Commercial non-owner occupied	26	567	85	678	949,192	949,870
Commercial owner occupied	2,382	300	1,824	4,506	1,273,981	1,278,487
Consumer real estate:
Consumer owner occupied	2,587	1,514	1,073	5,174	1,449,584	1,454,758
Home equity loans	841	416	1,361	2,618	417,142	419,760
Commercial and industrial	772	1,162	92	2,026	779,731	781,757
Other income producing property	76	100	252	428	193,907	194,335
Consumer	541	110	441	1,092	370,666	371,758
Other loans	—	—	—	—	12,645	12,645
	$7,953	$4,245	$5,611	$17,809	$6,212,518	$6,230,327
December 31, 2016
Commercial real estate:
Construction and land development	$256	$313	$1,026	$1,595	$578,869	$580,464
Commercial non-owner occupied	647	232	137	1,016	713,699	714,715
Commercial owner occupied	1,272	957	1,478	3,707	1,174,038	1,177,745
Consumer real estate:
Consumer owner occupied	1,473	246	1,454	3,173	1,194,448	1,197,621
Home equity loans	566	889	838	2,293	380,925	383,218
Commercial and industrial	1,033	216	345	1,594	669,804	671,398
Other income producing property	310	94	147	551	177,687	178,238
Consumer	666	355	395	1,416	322,822	324,238
Other loans	—	—	—	—	13,404	13,404
	$6,223	$3,302	$5,820	$15,345	$5,225,696	$5,241,041
September 30, 2016
Commercial real estate:
Construction and land development	$548	$249	$1,079	$1,876	$560,460	$562,336
Commercial non-owner occupied	655	768	207	1,630	628,807	630,437
Commercial owner occupied	1,795	71	1,267	3,133	1,150,347	1,153,480
Consumer real estate:
Consumer owner occupied	1,549	894	1,682	4,125	1,179,316	1,183,441
Home equity loans	1,000	186	832	2,018	361,807	363,825
Commercial and industrial	229	739	674	1,642	615,883	617,525
Other income producing property	318	187	413	918	178,677	179,595
Consumer	286	430	302	1,018	304,669	305,687
Other loans	—	—	—	—	11,787	11,787
	$6,380	$3,524	$6,456	$16,360	$4,991,753	$5,008,113

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2017
Commercial real estate:
Construction and land development	$117	$199	$225	$541	$76,345	$76,886
Commercial non-owner occupied	618	—	—	618	199,086	199,704
Commercial owner occupied	330	97	893	1,320	206,252	207,572
Consumer real estate:
Consumer owner occupied	1,404	535	761	2,700	489,915	492,615
Home equity loans	1,240	455	999	2,694	161,597	164,291
Commercial and industrial	749	464	98	1,311	100,116	101,427
Other income producing property	164	64	37	265	76,659	76,924
Consumer	364	814	620	1,798	134,338	136,136
	$4,986	$2,628	$3,633	$11,247	$1,444,308	$1,455,555
December 31, 2016
Commercial real estate:
Construction and land development	$4	$—	$160	$164	$9,926	$10,090
Commercial non-owner occupied	—	—	—	—	34,628	34,628
Commercial owner occupied	—	—	106	106	27,089	27,195
Consumer real estate:
Consumer owner occupied	330	113	256	699	407,571	408,270
Home equity loans	476	941	741	2,158	158,721	160,879
Commercial and industrial	2	—	—	2	13,639	13,641
Other income producing property	131	1	—	132	39,210	39,342
Consumer	437	210	576	1,223	141,431	142,654
	$1,380	$1,265	$1,839	$4,484	$832,215	$836,699
September 30, 2016
Commercial real estate:
Construction and land development	$5	$—	$160	$165	$10,518	$10,683
Commercial non-owner occupied	—	28	—	28	35,747	35,775
Commercial owner occupied	326	110	302	738	28,706	29,444
Consumer real estate:
Consumer owner occupied	140	417	221	778	434,354	435,132
Home equity loans	719	207	921	1,847	166,911	168,758
Commercial and industrial	38	—	—	38	14,163	14,201
Other income producing property	26	—	—	26	43,126	43,152
Consumer	409	97	549	1,055	147,457	148,512
	$1,663	$859	$2,153	$4,675	$880,982	$885,657

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2017
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$8,439	$8,439
Commercial real estate	2,018	404	1,427	3,849	195,233	199,082
Commercial real estate—construction and development	22	234	3,239	3,495	42,753	46,248
Residential real estate	3,608	2,750	7,148	13,506	236,160	249,666
Consumer	670	259	943	1,872	51,430	53,302
Commercial and industrial	314	571	361	1,246	24,550	25,796
	$6,632	$4,218	$13,118	$23,968	$558,565	$582,533
December 31, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$8,617	$8,617
Commercial real estate	573	357	2,667	3,597	206,607	210,204
Commercial real estate—construction and development	168	489	3,612	4,269	40,104	44,373
Residential real estate	4,688	1,105	6,777	12,570	245,530	258,100
Consumer	1,412	381	1,231	3,024	56,276	59,300
Commercial and industrial	46	24	536	606	24,741	25,347
	$6,887	$2,356	$14,823	$24,066	$581,875	$605,941
September 30, 2016
Commercial loans greater than or equal to $1 million-CBT	$—	$—	$—	$—	$10,958	$10,958
Commercial real estate	896	238	2,813	3,947	216,542	220,489
Commercial real estate—construction and development	266	1,971	1,137	3,374	43,707	47,081
Residential real estate	4,260	2,015	5,717	11,992	256,976	268,968
Consumer	1,124	332	1,233	2,689	59,177	61,866
Commercial and industrial	10	30	637	677	25,981	26,658
	$6,556	$4,586	$11,537	$22,679	$613,341	$636,020

The following is a summary of certain information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
September 30, 2017
Commercial real estate:
Construction and land development	$46,664	$954	$41,684	$42,638	$1,266
Commercial non-owner occupied	2,361	207	509	716	133
Commercial owner occupied	9,504	3,936	1,938	5,874	64
Consumer real estate:
Consumer owner occupied	5,986	1,369	3,086	4,455	47
Home equity loans	3,184	716	1,907	2,623	116
Commercial and industrial	1,753	—	627	627	18
Other income producing property	4,334	—	3,605	3,605	211
Consumer	623	—	254	254	7
Other loans	—	—	—	—	—
Total	$74,409	$7,182	$53,610	$60,792	$1,862
December 31, 2016
Commercial real estate:
Construction and land development	$7,394	$1,074	$1,959	$3,033	$348
Commercial non-owner occupied	2,417	223	583	806	170
Commercial owner occupied	10,118	3,976	2,269	6,245	67
Consumer real estate:
Consumer owner occupied	7,090	2,120	3,553	5,673	80
Home equity loans	2,165	244	1,430	1,674	40
Commercial and industrial	2,335	—	1,263	1,263	386
Other income producing property	3,166	99	2,273	2,372	242
Consumer	394	—	145	145	4
Other loans	—	—	—	—	—
Total	$35,079	$7,736	$13,475	$21,211	$1,337
September 30, 2016
Commercial real estate:
Construction and land development	$7,744	$1,331	$2,100	$3,431	$359
Commercial non-owner occupied	2,372	228	536	764	181
Commercial owner occupied	10,204	4,301	2,051	6,352	65
Consumer real estate:
Consumer owner occupied	4,390	1,284	1,843	3,127	58
Home equity loans	2,054	251	1,348	1,599	38
Commercial and industrial	2,738	259	1,194	1,453	385
Other income producing property	5,167	101	4,218	4,319	289
Consumer	342	—	142	142	4
Other	—	—	—	—	—
Total	$35,011	$7,755	$13,432	$21,187	$1,379

Acquired credit impaired loans are accounted for in pools as shown on page 19 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended September 30,
	2017		2016
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$36,337	$486	$3,762	$31
Commercial non-owner occupied	735	3	992	—
Commercial owner occupied	5,964	63	6,662	150
Consumer real estate:
Consumer owner occupied	4,515	36	3,547	31
Home equity loans	2,624	29	1,888	13
Commercial and industrial	912	8	1,110	16
Other income producing property	3,623	50	4,659	71
Consumer	245	2	135	—
Other loans	—	—	—	—
Total Impaired Loans	$54,955	$677	$22,755	$312

	Nine Months Ended September 30,
	2017		2016
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$22,835	$800	$4,856	$88
Commercial non-owner occupied	761	15	1,108	23
Commercial owner occupied	6,060	208	7,038	233
Consumer real estate:
Consumer owner occupied	5,064	110	5,338	78
Home equity loans	2,148	75	954	43
Commercial and industrial	945	30	1,470	28
Other income producing property	2,989	153	4,605	157
Consumer	200	5	122	3
Other loans	—	—	211	—
Total Impaired Loans	$41,002	$1,396	$25,702	$653

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Commercial non-owner occupied real estate:
Construction and land development	$57	$672	$1,156
Commercial non-owner occupied	2,755	578	601
Total commercial non-owner occupied real estate	2,812	1,250	1,757
Consumer real estate:
Consumer owner occupied	3,674	5,711	5,048
Home equity loans	308	1,629	1,564
Total consumer real estate	3,982	7,340	6,612
Commercial owner occupied real estate	557	2,189	2,049
Commercial and industrial	1,952	420	587
Other income producing property	1,083	356	584
Consumer	1,123	930	796
Restructured loans	858	1,979	2,499
Total loans on nonaccrual status	$12,367	$14,464	$14,884

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Commercial non-owner occupied real estate:
Construction and land development	$233	$232	$235
Commercial non-owner occupied	—	—	—
Total commercial non-owner occupied real estate	233	232	235
Consumer real estate:
Consumer owner occupied	1,891	1,405	1,112
Home equity loans	1,813	1,643	1,588
Total consumer real estate	3,704	3,048	2,700
Commercial owner occupied real estate	—	61	302
Commercial and industrial	114	1	1
Other income producing property	107	145	149
Consumer	1,299	1,241	1,246
Total loans on nonaccrual status	$5,457	$4,728	$4,633

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the nine months ended September 30, 2017 and 2016, the Company’s TDRs were not material.

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

During 2016, the Bank paid a net $853,000 to the FDIC, prior to the termination of the agreements.  The indemnification asset was amortized through March 31, 2016.  All assets previously classified as covered became uncovered effective June 23, 2016, and as a result the Bank recognizes the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.  As of the termination date, covered loans totaled $87.4 million and covered OREO totaled $3.0 million.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Nine Months Ended September 30,
	2017			2016
		Covered			Covered
(Dollars in thousands)	OREO	OREO	Total	OREO	OREO	Total
Beginning balance	$18,316	$—	$18,316	$24,803	$5,751	$30,554
Acquired in SBFC acquisition	385	—	385	—	—	—
Additions	8,375	—	8,375	9,296	2,151	11,447
Transfers	—	—	—	4,222	(4,222)	—
Writedowns	(2,220)	—	(2,220)	(1,939)	(2,131)	(4,070)
Sold	(11,329)	—	(11,329)	(14,171)	(1,549)	(15,720)
Ending Balance	$13,527	$—	$13,527	$22,211	$—	$22,211

OREO previously classified as covered, which consisted of 17 properties with a carrying value of $4.2 million as of March 31, 2016, became uncovered during the second quarter of 2016 in connection with the Bank’s early termination agreement with the FDIC with respect to all of its outstanding loss share agreements

At September 30, 2017, there were a total of 67 properties included in OREO.  This compares to 108 properties included in OREO, at September 30, 2016. At September 30, 2017, the Company had $1.4 million in residential real estate included in OREO and $7.0 million in residential real estate consumer mortgage loans in the process of foreclosure.  At December 31, 2016 and September 30, 2016, the Company had $3.6 million and $3.7 million, respectively, in residential real estate included in OREO and $5.1 million and $4.7 million, respectively, in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Certificates of deposit	$1,083,814	$872,773	$911,453
Interest-bearing demand deposits	4,102,391	3,461,004	3,358,647
Non-interest bearing demand deposits	2,505,570	2,199,046	2,176,155
Savings deposits	1,363,944	799,615	795,754
Other time deposits	6,302	1,985	5,397
Total deposits	$9,062,021	$7,334,423	$7,247,406

At September 30, 2017, December 31, 2016, and September 30, 2016, the Company had $187.5 million, $83.7 million, and $90.8 million in certificates of deposits of $250,000 and greater, respectively.  At September 30, 2017, December 31, 2016, and September 30, 2016, the Company had $23.9 million, $2.9 million and $2.9 million, in traditional, out-of-market brokered deposits, respectively.  The increase in certificates of deposits of $250,000 and greater and in out-of-market brokered deposits was primarily the result of deposits acquired through the merger with SBFC.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2017.

The components of net periodic pension expense recognized are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest cost	$(281)	$(283)	$(843)	$(849)
Expected return on plan assets	553	534	1,660	1,602
Recognized net actuarial loss	(188)	(204)	(564)	(612)
Net periodic pension benefit	$84	$47	$253	$141

The Company did not contribute to the pension plan for the three and nine months ended September 30, 2017, and does not expect to make any additional contributions during the remainder of 2017.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 5% of their salary.   Employees are eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals and paid in the first quarter of the following year.    The Company is offering the additional 1% discretionary matching contribution again in 2017 upon achievement of the Company’s 2017 financial goals.  The Company expensed $2.1 million and $1.7 million for the 401(k) plan during the three months ended September 30, 2017 and 2016, respectively. The Company expensed $5.5 million and $4.5 million for the 401(k) plan during the nine months ended September 30, 2017 and 2016, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2017	2016	2017	2016
Basic earnings per common share:
Net income	$35,046	$28,095	$85,133	$77,105
Weighted-average basic common shares	29,115	24,016	29,023	23,989
Basic earnings per common share	$1.20	$1.17	$2.92	$3.21
Diluted earnings per share:
Net income	$35,046	$28,095	$85,133	$77,105
Weighted-average basic common shares	29,115	24,016	29,023	23,989
Effect of dilutive securities	270	262	268	240
Weighted-average dilutive shares	29,385	24,278	29,291	24,229
Diluted earnings per common share	$1.19	$1.16	$2.90	$3.18

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2017			2016			2017			2016
Number of shares			34,712			52,064			34,712			72,480
Range of exercise prices	$69.48	to	$91.35	$61.42	to	$69.48	$69.48	to	$91.35	$61.42	to	$69.48

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2017	246,535	$42.53
Granted	33,634	91.23
Exercised	(29,030)	34.09
Outstanding at September 30, 2017	251,139	50.02	5.15	$10,094
Exercisable at September 30, 2017	181,152	39.84	3.87	$9,096
Weighted-average fair value of options granted during the year	$ 35.42

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

As of September 30, 2017, there was $1.5 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.38 years as of September 30, 2017.  The total fair value of shares vested during the nine months ended September 30, 2017 was $578,000.

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

Nonvested restricted stock for the nine months ended  September 30, 2017 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2017	183,014	$51.88
Granted	21,683	88.63
Vested	(52,153)	47.82
Forfeited	(1,000)	91.35
Nonvested at September 30, 2017	151,544	58.28

As of September 30, 2017, there was $4.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.23 years as of September 30, 2017.  The total fair value of shares vested during the nine months ended September 30, 2017 was $2.6 million.

Restricted Stock Units

The Company from time-to-time also grants performance and discretionary RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date).  The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period.  Discretionary RSUs are based upon prior performance and typically cliff-vest over four years from the grant date.  Dividends are not paid in respect to the awards during the performance or the vesting period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met.  For the nine months ended September 30, 2017, the Company accrued for 90% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the nine months ended September 30, 2017 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2017	107,876	$66.37
Granted	66,655	89.01
LTIP Adjustment	(3,951)	63.93
Nonvested at September 30, 2017	170,580	75.27

As of September 30, 2017, there was $5.9 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.8 years as of September 30, 2017.  The total fair value of RSUs vested during the nine months ended September 30, 2017 was $2.3 million.  During the nine months ended September 30, 2017, 57,455 vested restricted stock units were issued to the participants in the 2014 Long-Term Incentive Plan.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2017, commitments to extend credit and standby letters of credit totaled $2.2 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Note 14 — Fair Value

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. FASB ASC Topic 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities, derivative contracts, and mortgage servicing rights (“MSRs”) are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

FASB ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ALLL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2017, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Typically OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, OREO is considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ALLL. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017:
Assets
Derivative financial instruments	$1,492	$—	$1,492	$—
Loans held for sale	46,321	—	46,321	—
Securities available for sale:
Government-sponsored entities debt	85,951	—	85,951	—
State and municipal obligations	204,294	—	204,294	—
Mortgage-backed securities	1,027,477	—	1,027,477	—
Corporate stocks	2,957	1,732	1,225	—
Total securities available for sale	1,320,679	1,732	1,318,947	—
Mortgage servicing rights	29,937	—	—	29,937
	$1,398,429	$1,732	$1,366,760	$29,937
Liabilities
Derivative financial instruments	$1,301	$—	$1,301	$—

December 31, 2016:
Assets
Derivative financial instruments	$2,606	$—	$2,606	$—
Loans held for sale	50,572	—	50,572	—
Securities available for sale:
Government-sponsored entities debt	84,642	—	84,642	—
State and municipal obligations	107,402	—	107,402	—
Mortgage-backed securities	803,577	—	803,577	—
Corporate stocks	3,784	2,559	1,225	—
Total securities available for sale	999,405	2,559	996,846	—
Mortgage servicing rights	29,037	—	—	29,037
	$1,081,620	$2,559	$1,050,024	$29,037
Liabilities
Derivative financial instruments	$730	$—	$730	$—

September 30, 2016:
Assets
Derivative financial instruments	$3,091	$—	$3,091	$—
Loans held for sale	57,052	—	57,052	—
Securities available for sale:
Government-sponsored entities debt	$62,980	$—	$62,980	$—
State and municipal obligations	117,324	—	117,324	—
Mortgage-backed securities	741,277	—	741,277	—
Corporate stocks	3,793	2,568	1,225	—
Total securities available for sale	925,374	2,568	922,806	—
Mortgage servicing rights	23,064	—	—	23,064
	$1,008,581	$2,568	$982,949	$23,064
Liabilities
Derivative financial instruments	$1,100	$—	$1,100	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2017.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2017	$29,037	$—
Servicing assets that resulted from transfers of financial assets	4,764	—
Changes in fair value due to valuation inputs or assumptions	(1,055)	—
Changes in fair value due to decay	(2,809)	—
Fair value , September 30, 2017	$29,937	$—

Fair value, January 1, 2016	$26,202	$—
Servicing assets that resulted from transfers of financial assets	4,182	—
Changes in fair value due to valuation inputs or assumptions	(4,305)	—
Changes in fair value due to decay	(3,015)	—
Fair value, September 30, 2016	$23,064	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2017 or 2016.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017:
OREO	$13,527	$—	$—	$13,527
Non-acquired impaired loans	5,588	—	—	5,588
December 31, 2016:
OREO	$18,316	$—	$—	$18,316
Non-acquired impaired loans	6,611	—	—	6,611
September 30, 2016:
OREO	$22,211	$—	$—	$22,211
Non-acquired impaired loans	4,360	—	—	4,360

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			September 30,	December 31,	September 30,
	Valuation Technique	Unobservable Input	2017	2016	2016
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	3%	6%	7%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	23%	18%	24%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017, December 31, 2016 and September 30, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2017
Financial assets:
Cash and cash equivalents	$403,934	$403,934	$403,934	$—	$—
Investment securities	1,336,796	1,336,850	14,171	1,322,679	—
Loans held for sale	46,321	46,321	—	46,321	—
Loans, net of allowance for loan losses	8,223,204	8,284,002	—	—	8,284,002
Accrued interest receivable	25,172	25,172	—	5,373	19,799
Mortgage servicing rights	29,937	29,937	—	—	29,937
Interest rate swap - non-designated hedge	200	200	—	200	—
Other derivative financial instruments (mortgage banking related)	1,292	1,292	—	1,292	—
Financial liabilities:
Deposits	9,062,021	8,512,681	—	8,512,681	—
Federal funds purchased and securities sold under agreements to repurchase	291,099	291,099	—	291,099	—
Other borrowings	83,307	85,344	—	85,344	—
Accrued interest payable	1,810	1,810	—	1,810	—
Interest rate swap - non-designated hedge	197	197	—	197	—
Interest rate swap - cash flow hedge	329	329	—	329	—
Other derivative financial instruments (mortgage banking related)	775	775	—	775	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,968	—	15,968	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$374,448	$374,448	$374,448	$—	$—
Investment securities	1,014,981	1,015,137	12,041	1,003,096	—
Loans held for sale	50,572	50,572	—	50,572	—
Loans, net of allowance for loan losses	6,643,326	6,649,575	—	—	6,649,575
Accrued interest receivable	18,618	18,618	—	3,642	14,976
Mortgage servicing rights	29,037	29,037	—	—	29,037
Interest rate swap - non-designated hedge	203	203	—	203	—
Other derivative financial instruments (mortgage banking related)	2,403	2,403	—	2,403	—
Financial liabilities:
Deposits	7,334,423	6,935,867	—	6,935,867	—
Federal funds purchased and securities sold under agreements to repurchase	313,773	313,773	—	313,773	—
Other borrowings	55,358	54,379	—	54,379	—
Accrued interest payable	1,359	1,359	—	1,359	—
Interest rate swap - non-designated hedge	181	181	—	181	—
Interest rate swap - cash flow hedge	498	498	—	498	—
Other derivative financial instruments (mortgage banking related)	51	51	—	51	—
Off balance sheet financial instruments:
Commitments to extend credit	—	1,587	—	1,587	—
September 30, 2016
Financial assets:
Cash and cash equivalents	$507,517	$507,517	$507,517	$—	$—
Investment securities	941,707	941,932	12,050	929,882	—
Loans held for sale	57,052	57,052	—	57,052	—
Loans, net of allowance for loan losses	6,489,068	6,667,622	—	—	6,667,622
Accrued interest receivable	17,501	17,501	—	3,528	13,973
Mortgage servicing rights	23,064	23,064	—	—	23,064
Other derivative financial instruments (mortgage banking related)	3,091	3,091	—	3,091	—
Financial liabilities:
Deposits	7,247,406	7,015,012	—	7,015,012	—
Federal funds purchased and securities sold under agreements to repurchase	305,268	305,268	—	305,268	—
Other borrowings	55,306	49,781	—	49,781	—
Accrued interest payable	1,384	1,384	—	1,384	—
Interest rate swap - cash flow hedge	655	655	—	655	—
Other derivative financial instruments (mortgage banking related)	444	444	—	444	—
Off balance sheet financial instruments:
Commitments to extend credit	—	45,285	—	45,285	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended September 30, 2017
Balance at June 30, 2017	$(5,962)	$2,506	$(241)	$(3,697)
Other comprehensive income before reclassifications	—	80	3	83
Amounts reclassified from accumulated other comprehensive income (loss)	116	(325)	35	(174)
Net comprehensive income (loss)	116	(245)	38	(91)
Balance at September 30, 2017	$(5,846)	$2,261	$(203)	$(3,788)

Three Months Ended September 30, 2016
Balance at June 30, 2016	$(5,762)	$12,752	$(480)	$6,510
Other comprehensive income (loss) before reclassifications	—	(2,715)	32	(2,683)
Amounts reclassified from accumulated other comprehensive income	126	—	42	168
Net comprehensive income (loss)	126	(2,715)	74	(2,515)
Balance at September 30, 2016	$(5,636)	$10,037	$(406)	$3,995

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(6,195)	$(1,708)	$(308)	$(8,211)
Other comprehensive income (loss) before reclassifications	—	4,362	(35)	4,327
Amounts reclassified from accumulated other comprehensive income (loss)	349	(393)	140	96
Net comprehensive income	349	3,969	105	4,423
Balance at September 30, 2017	$(5,846)	$2,261	$(203)	$(3,788)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(6,015)	$2,588	$(444)	$(3,871)
Other comprehensive income (loss) before reclassifications	—	7,524	(91)	7,433
Amounts reclassified from accumulated other comprehensive income (loss)	379	(75)	129	433
Net comprehensive income	379	7,449	38	7,866
Balance at September 30, 2016	$(5,636)	$10,037	$(406)	$3,995

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2017	2016	2017	2016	Income Statement Line Item Affected
Loss on cash flow hedges:
Interest rate contracts	$57	$69	$226	$209	Interest expense
	(22)	(27)	(86)	(80)	Provision for income taxes
	35	42	140	129	Net income
Gains on sales of available for sale securities:
	$(1,278)	$—	$(1,388)	$(122)	Securities gains, net
	487	—	529	47	Provision for income taxes
	(791)	—	(859)	(75)	Net income
Other-than-temporary impairment losses on available for sale securities:
	$753	$—	$753	$—	Other-than-temporary impairment losses
	(287)	—	(287)	—	Provision for income taxes
	466	—	466	—	Net income
Amortization of defined benefit pension:
Actuarial losses	$188	$204	$564	$612	Salaries and employee benefits
	(72)	(78)	(215)	(233)	Provision for income taxes
	116	126	349	379	Net income
Total reclassifications for the period	$(640)	$168	$(370)	$433

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $38,000 and $105,000 for the three and nine months ended September 30, 2017, respectively. This compares to an unrealized gain of $74,000 and $38,000 for the three and nine months ended September 30, 2016, respectively.  The

Company recognized a $328,000 cash flow hedge liability in other liabilities on the balance sheet at September 30, 2017, compared to a $655,000 liability at September 30, 2016.  There was no ineffectiveness in the cash flow hedge during the three and nine months ended September 30, 2017 and 2016.

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

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2017 and 2016, the Company provided $450,000 and $750,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, the Company has a netting agreement with the counterparty.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2017, the interest rate swaps had an aggregate notional amount of approximately $27.0 million and the fair value of the interest rate swap derivatives are recorded in other assets at $200,000 and in other liabilities at $197,000 for a net asset carrying value of $3,000, which was recorded through earnings.  The fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $197,000 at September 30, 2017 and the Company was required to provide $300,000 of collateral, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.

Mortgage Banking

The Company also has derivatives contracts that are classified as non-designated hedges.  These derivatives contracts are a part of the Company’s risk management strategy for its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge MSRs; while forward sales commitments are typically used to hedge the mortgage pipeline.  Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.  The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On September 30, 2017, the Company had derivative financial instruments outstanding with notional amounts totaling $108.5 million related to MSRs, compared to $128.5 million on September 30, 2016.  The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $775,000 at September 30, 2017, compared to a gain of  $42,000 at September 30, 2016.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Mortgage loan pipeline	$90,452	$85,445	$155,747
Expected closures	(22,613)	64,083	116,810
Fair value of mortgage loan pipeline commitments	941	1,037	3,049
Forward sales commitments	89,593	97,092	146,000
Fair value of forward commitments	(3)	1,366	(445)

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

The following table presents actual and required capital ratios as of September 30, 2017, December 31, 2016 and September 30, 2016 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2017
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,013,065	12.11%	$480,973	5.75%	$585,532	7.00%	$543,709	6.50%
South State Bank (the Bank)	1,050,203	12.56%	480,977	5.75%	585,537	7.00%	543,713	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,084,145	12.96%	606,444	7.25%	711,004	8.50%	669,180	8.00%
South State Bank (the Bank)	1,050,203	12.56%	606,449	7.25%	711,009	8.50%	669,185	8.00%
Total capital to risk-weighted assets:
Consolidated	1,129,742	13.51%	773,739	9.25%	878,299	10.50%	836,475	10.00%
South State Bank (the Bank)	1,095,624	13.10%	773,745	9.25%	878,305	10.50%	836,481	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,084,145	10.34%	419,265	4.00%	419,265	4.00%	524,082	5.00%
South State Bank (the Bank)	1,050,203	10.02%	419,148	4.00%	419,148	4.00%	523,935	5.00%
December 31, 2016:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$788,544	11.66%	$346,730	5.125%	$473,582	7.00%	$439,755	6.50%
South State Bank (the Bank)	815,823	12.06%	346,629	5.125%	473,444	7.00%	439,627	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	841,266	12.43%	448,212	6.625%	575,064	8.50%	541,237	8.00%
South State Bank (the Bank)	815,823	12.06%	448,081	6.625%	574,896	8.50%	541,079	8.00%
Total capital to risk-weighted assets:
Consolidated	881,957	13.04%	583,521	8.625%	710,374	10.50%	676,546	10.00%
South State Bank (the Bank)	856,388	12.66%	583,351	8.625%	710,166	10.50%	676,349	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	841,266	9.88%	340,612	4.00%	340,612	4.00%	425,765	5.00%
South State Bank (the Bank)	815,823	9.58%	340,483	4.00%	340,483	4.00%	425,604	5.00%
September 30, 2016:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$765,032	11.48%	$341,538	5.125%	$466,491	7.00%	$433,170	6.50%
South State Bank (the Bank)	790,497	11.86%	341,492	5.125%	466,428	7.00%	433,112	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	817,746	12.27%	441,500	6.625%	566,453	8.50%	533,132	8.00%
South State Bank (the Bank)	790,497	11.86%	441,441	6.625%	566,377	8.50%	533,061	8.00%
Total capital to risk-weighted assets:
Consolidated	858,813	12.89%	574,783	8.625%	699,736	10.50%	666,415	10.00%
South State Bank (the Bank)	831,429	12.48%	574,706	8.625%	699,643	10.50%	666,326	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	817,746	9.74%	335,972	4.00%	335,972	4.00%	419,964	5.00%
South State Bank (the Bank)	790,497	9.42%	335,798	4.00%	335,798	4.00%	419,748	5.00%

As of September 30, 2017, December 31, 2016, and September 30, 2016, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $597.2 million at September 30, 2017. The Company added $258.9 million in goodwill related to the SBFC merger during 2017.  The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The Company added $18.1 million in core deposit intangible related to the SBFC merger.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Gross carrying amount	$100,274	$82,154	$82,154
Accumulated amortization	(49,802)	(42,306)	(40,416)
	$50,472	$39,848	$41,738

Amortization expense totaled $2.5 million and $7.5 million for the three and nine months ended September 30, 2017, respectively, compared to $1.9 million and $5.7 million for the three and nine months ended September 30, 2016, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2017	$2,494
March 31, 2018	2,331
June 30, 2018	2,319
September 30, 2018	2,318
December 31, 2018	2,317
Thereafter	38,693
$50,472

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of September 30, 2017, December 31, 2016, and September 30, 2016, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $2.9 billion, $2.7 billion, and $2.7 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and nine months ended September 30, 2017 and September 30, 2016 was $1.8 million and $5.4 million, and $1.7 million and $5.1 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At September 30, 2017, December 31, 2016, and September 30, 2016, MSRs were $29.9 million, $29.0 million, and $23.1 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2017 and September 30, 2016 were losses of $684,000 and $1.1 million, respectively, compared with a gain of $171,000 and a loss of $4.3 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Increase (decrease) in fair value of MSRs	$(684)	$171	$(1,055)	$(4,305)
Decay of MSRs	(977)	(1,245)	(2,809)	(3,015)
Gain (loss) related to derivatives	$(85)	$(492)	$1,010	$4,521
Net effect on statements of income	$(1,746)	$(1,566)	$(2,854)	$(2,799)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSRs. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 14 —  Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2017		2016		2016
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.7%		99.6%		99.5%
Adjustable-rate mortgage loans	0.3%		0.4%		0.5%
Total	100.0%		100.0%		100.0%
Weighted average life	7.38	years	7.70	years	5.80	years
Constant Prepayment rate (CPR)	8.3%		7.7%		12.3%
Weighted average discount rate	9.5%		9.8%		9.8%
Effect on fair value due to change in interest rates
25 basis point increase	$1,605		$1,399		$2,093
50 basis point increase	2,934		2,557		3,968
25 basis point decrease	(1,940)		(1,713)		(2,398)
50 basis point decrease	(4,249)		(3,670)		(4,845)

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

Custodial escrow balances maintained in connection with the loan servicing were $28.4 million and $24.3 million at September 30, 2017 and September 30, 2016, respectively.

Mandatory cash forwards and whole loan sales were $206.8 million and $565.1 million for the three and nine months ended September 30, 2017, respectively, compared to $215.2 million and $530.6 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017,  $149.8 million and $424.0 million, or 72.4% and 75.0%, respectively, were sold with the servicing rights retained by the company, compared to $175.2 million and $418.8 million, or 81.4% and 78.9%, for the three and nine months ended September 30, 2016, respectively .

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists primarily of residential mortgage loans to be sold in the secondary market, were $46.3 million, $50.6 million, and $57.1 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

Note 20 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the nine months ended September 30, 2017, tax credits and other tax benefits of $2.3 million and amortization of $1.8 million were recorded.  For the nine months ended September 30, 2016, the Company recorded tax credits and other tax benefits of $1.8 million and amortization of $1.1 million. At September 30, 2017 and 2016, the Company’s carrying value of QAHPs was $32.0 million and $27.2 million, respectively, with an original investment of $40.8 million.  The Company has $14.2 million and $14.7 million in remaining funding obligations related to these QAHPs recorded in liabilities at September 30, 2017 and 2016, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At September 30, 2017, December 31, 2016 and September 30, 2016, the Company's repurchase agreements totaled $240.2 million, $238.3 million, and $238.6 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2017, December 31, 2016 and September 30, 2016.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $240.2 million, $238.3 million and $238.6 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 22 – Subsequent Events

On October 25, 2017, the Company held a special meeting of shareholders in Columbia, South Carolina.  At the special meeting, the shareholders of the Company approved an amendment to South State’s Amended and Restated Articles of Incorporation to increase South State’s authorized shares of common stock from 40 million shares to 80 million shares (the “Amendment”).  The Amendment had been previously approved by the South State board of directors on July 20, 2017, subject to shareholder approval.

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MS&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3.  For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2016.  Results for the three and nine months ended September 30, 2017  are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

Overview

South State Corporation is a bank holding company headquartered in Columbia, South Carolina, and was incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, South State Bank, a South Carolina-chartered commercial bank that opened for business in 1934.  The Bank also operates Minis & Co., Inc. and South State Advisory (formerly First Southeast 401K Fiduciaries), both wholly owned registered investment advisors.  The Company does not engage in any significant operations other than the ownership of our banking subsidiary.

At September 30, 2017, we had approximately $11.2 billion in assets and 2,255 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 and also analyzes our financial condition as of September 30, 2017 as compared to December 31, 2016 and September 30, 2016.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an ALLL to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section, we have included a detailed discussion of this process.

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

Recent Events

Park Sterling Corporation Proposed Acquisition

On April 26, 2017, SSB entered into an Agreement and Plan of Merger with Park Sterling Corporation, a North Carolina corporation ("PSTB"), and a bank holding company headquartered in Charlotte, North Carolina.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PSTB will merge with and into SSB, with SSB as the surviving corporation in the Merger.  Immediately following the Merger, PSTB's wholly owned bank subsidiary, Park Sterling Bank ("PSB"), will merge with and into the Bank, with the Bank as the surviving entity in the bank merger.   At September 30, 2017, PSTB reported $3.3 billion in total assets, $2.4 billion in loans and $2.5 billion in deposits.  PSTB has over 50 full service branches in North Carolina, South Carolina, Georgia and Virginia that serve individuals and businesses.  With the closing of the merger with PSTB, the Company plans to close 12 PSB branches and 2 legacy SSB branches by the end of 2018.

Under the terms of the merger agreement, PSTB common shareholders will receive aggregate consideration of approximately 7,471,072 shares of SSB common stock plus cash for the value of “in the money” outstanding stock options.  The common stock consideration is based upon a fixed exchange ratio of 0.14 shares of SSB common stock for each of the outstanding shares of PSTB common stock.

Special shareholder meetings of PSTB and SSB to ratify the merger proposal were held on October 25, 2017 and the merger proposal was approved.  The proposed merger is still subject to regulatory approvals and other customary closing conditions.  The transaction is expected to close during the fourth quarter of 2017.

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

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The ALLL reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See Note 6 — Loans and Allowance for Loan Losses in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A and ALLL in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of September 30, 2017, December 31, 2016 and September 30, 2016, the balance of goodwill was $597.2 million, $338.3 million, and $338.3 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

In January 2017, the FASB issued ASU No. 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test.  This guidance is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those years.

Our stock price has historically traded above its book value.  As of September 30, 2017, book value was $55.79 per common share.  The lowest trading price during the first nine months of 2017, as reported by the NASDAQ Global Select Market, was $78.60 per share, and the stock price closed on September 30, 2017 at $90.05 per share.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2017, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, ALLL, write downs of OREO properties, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, MSRs, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company files a consolidated federal income tax return with its subsidiary.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts.  As of September 30, 2017, there were no accruals for uncertain tax positions and no accruals for interest and penalties.  The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns for its subsidiary in the states of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  Federal tax returns for 2014 and subsequent tax years remain subject to examination by taxing authorities as of September 30, 2017.  State tax returns for 2013 and subsequent tax years remain subject to examination by taxing authorities as of September 30, 2017.

Other Real Estate Owned

OREO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans or through reclassification of former branch sites, is reported at the lower of cost or fair value, determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ALLL. Subsequent adjustments to this value are described below.

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

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.  All identifiable assets acquired, including loans, are recorded at fair value.  No ALLL related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants  Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration are considered impaired.  Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  Certain acquired loans, including performing loans and revolving lines of credit (consumer and commercial), are accounted for in accordance with FASB ASC Topic

310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

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

For further discussion of the Company’s loan accounting and acquisitions, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4—Mergers and Acquisitions and Note 6—Loans and Allowance for Loan Losses in this Quarterly Report on Form 10-Q.

With the closing of the merger between the Company and SBFC and our organic growth, we surpassed $10.0 billion in total assets as of the closing date of the merger.  Crossing over $10.0 billion in total assets and sustaining assets in excess of $10.0 billion for six quarters will result in a loss of interchange revenue and additional expenses associated with stress testing and FDIC insurance premiums.  Beginning in the first quarter of 2018, our FDIC insurance costs will increase as a result of having been over $10.0 billion in total assets for four consecutive quarters.  Including the Park Sterling impact, we currently estimate the added expense to be approximately $500,000 annually related to insurance premiums.  Effective in July of 2018, the cap on interchange fees under the Durbin amendment will be in place.  Including the Park Sterling impact, we estimate an annual reduction of interchange fees of approximately $17.0 million pre-tax and $11.0 million after-tax, or $0.30 per share.  Also, as a part of crossing $10.0 billion in total assets, we will submit our first Dodd-Frank Act Stress Test (DFAST) in July of 2019.

Results of Operations

We reported consolidated net income of $35.0 million, or diluted earnings per share (“EPS”) of $1.19, for the third quarter of 2017 as compared to consolidated net income of $28.1 million, or diluted EPS of $1.16, in the comparable period of 2016, a 24.7% increase.  The $7.0 million increase in consolidated net income was primarily the net result of the following items:

•

Higher interest income of $21.1 million which resulted both from the merger with SBFC which contributed to higher investment securities income of $2.7 million and acquired loan interest income of $5.2 million and an increase in non-acquired loan interest income of $13.1 million due to organic loan growth;

•

Higher interest expense of $2.1 million which mainly resulted from the merger with SBFC as average interest-bearing liabilities increased $1.3 billion and cost of funds on interest-bearing liabilities increased 9 basis points;

•

Higher provision for loan losses of $1.2 million which mainly resulted from a $1.2 million increase in the provision for loan losses within the non-acquired loan portfolio due to increased loan production in 2017;

•

Higher noninterest income of $700,000 which resulted from a $1.7 million improvement in fees on deposit accounts, a $1.4 million increase in trust and investment services income, and a $525,000 net gain on sale of securities offset by a $2.8 million decline in other noninterest income;

•

Higher noninterest expense by $8.4 million which resulted from the effects of the merger with SBFC as merger and branch consolidation related expense increased $842,000, salaries and employee benefits increased $5.3 million, information services expense increased $766,000, net occupancy and furniture and equipment expense increased $1.3 million and amortization of intangibles increased $603,000; and

•	An increase in the provision for income taxes of $3.3 million due to higher pre-tax income.

Our asset quality related to non-acquired loans continued to remain strong at the end of the third quarter of 2017 compared to the third quarter of 2016.  Non-acquired nonperforming assets declined from $21.6 million at September 30, 2016 to $19.2 million at September 30, 2017, a decline of $2.4 million which resulted from a $1.9 million decline in non-acquired nonperforming loans and a $366,000 decline in OREO.  Compared to the balance of non-acquired nonperforming assets at December 31, 2016, non-acquired nonperforming assets increased slightly from $18.7 million at December 31, 2016 to $19.2 million at September 30, 2017.  This increase was mainly due to the moving of the GB&T operations center from fixed assets to OREO during the third quarter of 2017.   Annualized net charge-offs for the third

quarter of 2017 were 0.04%, or $547,000, compared to net charge-offs in the third quarter of 2016 of 0.03%, or $394,000, and net charge-offs in the second quarter of 2017 of 0.05%, or $756,000.

The ALLL decreased to 0.67% of total non-acquired loans at September 30, 2017, down from 0.71% at December 31, 2016 and 0.75% at September 30, 2016.  The allowance provides 3.22 times coverage of non-acquired nonperforming loans at September 30, 2017, an increase from 2.51 times at December 31, 2016, and 2.49 times at September 30, 2016.  The Company continues to show improvement in its asset quality numbers and ratios.

During the third quarter of 2017, the Company had net recoveries related to “acquired non-credit impaired loans” which totaled $4,000, or 0.00% annualized, and accordingly, recorded a negative provision for loan losses equal to the net recovery for the same amount.  Additionally, we have $6.4 million in nonperforming loans from this loan portfolio, up from $4.8 million at December 31, 2016 and up $1.8 million from $4.6 million at September 30, 2016.

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

These ongoing assessments of the acquired loan portfolio resulted in lower interest income from both lower acquired loan balances and a decline in the rate.  Below is a summary of the third quarter of 2017 assessment of the impact from the changes within the acquired loan portfolio:

•

Acquired credit impaired loan balances decreased by $23.6 million, and acquired non-credit impaired loan balances decreased by $130.4 million, from June 30, 2017.  In addition, the yield on acquired loans was down to 6.65% from 6.69% at June 30, 2017.  The modest decline in the yield in the third quarter of 2017 was the result of unexpected payoffs received in the acquired credit impaired loan portfolio.  During the third quarter of 2016, the acquired loan yield was 7.66%, and did not include any acquired loans from SBFC;

•

Releases from certain loan pools of acquired credit impaired loans in the second quarter of 2017 resulted in a credit to the provision for loan losses of $572,000 compared to an impairment of $127,000 in the third quarter of 2017.  This impairment was driven primarily by certain loan pools in construction and land development and residential real estate.  There was a small net release in the acquired credit impaired loan portfolios in the third quarter of 2016 totaling $23,000.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield declined from the third quarter of 2016 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  In addition, the yield on the loans acquired in the merger with SBFC were lower than the existing acquired loan portfolio.  These factors resulted in a lower yield on the acquired loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Average balances:
Acquired loans, net of allowance for loan losses	$2,103,794	$1,559,963	$2,249,537	$1,646,629
Non-acquired loans	6,123,750	4,903,522	5,770,160	4,620,284
Total loans, excluding held for sale	$8,227,544	$6,463,485	$8,019,697	$6,266,913

Interest income:
Noncash interest income on acquired performing loans	$2,227	$1,125	$9,730	$3,856
Acquired loan interest income	33,036	28,909	103,852	93,314
Total acquired loans	35,263	30,034	113,582	97,170
Non-acquired loans	60,098	46,960	166,262	133,593
Total loans, excluding held for sale	$95,361	$76,994	$279,844	$230,763

Non-taxable equivalent yield:
Acquired loans	6.65%	7.66%	6.75%	7.88%
Non-acquired loans	3.89%	3.81%	3.85%	3.86%
Total loans, excluding held for sale	4.60%	4.74%	4.67%	4.92%

Compared to the balance at June 30, 2017, our non-acquired loan portfolio has increased $237.9 million, or 15.8% annualized, to $6.2 billion, driven by increases in almost all categories:  consumer real estate lending by $80.1 million, or 17.7% annualized; consumer non real estate lending by $14.0 million, or 15.5% annualized; commercial owner occupied loans by $73.5 million, or 24.2% annualized; commercial and industrial by $19.2 million, or 10.0% annualized; and construction/land development by $54.7 million, or 30.5% annualized; Commercial non-owner occupied decreased by $3.0 million, or 1.3% annualized.  The acquired loan portfolio decreased by $154.1 million to $2.0 billion in the third quarter of 2017 compared to $2.2 billion at June 30, 2017.  This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  Since September 30, 2016, the non-acquired loan portfolio has grown by $1.2 billion, or 24.4%, driven by increases in most loan categories.  Consumer real estate loans and commercial non-owner occupied real estate loans have accounted for the largest increases by $327.3 million, or 21.2%, and $524.1 million, or 43.9%, respectively, since September 30, 2016.  Since September 30, 2016, the acquired loan portfolio increased by $516.4 million due to the merger with SBFC.  Excluding the addition of SBFC’s acquired loans at the date of the merger, the acquired loan portfolio declined by $293.1 million due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

Non-taxable equivalent net interest income increased $19.1 million, or 23.5% and the non-taxable equivalent net interest margin declined to 4.06% from 4.13% during the third quarter of 2017 compared to the same period in 2016.  The increase in net interest income was due to an increase in average interest-earning assets of $2.0 billion or 25.3% from the merger with SBFC and through organic loan growth.  The decline in the net interest margin was due to the decline in the yield on the acquired loan portfolio of 101 basis points and an increase in the rate on interest-bearing liabilities of 9 basis points.

Compared to the second quarter of 2017, net interest margin (non-taxable equivalent) decreased by 1 basis point.  This was primarily due to a decline in the yield on interest-earning assets by 1 basis point mainly as a result of a decrease in the yield on the acquired loan portfolio by 4 basis points and a decline in yield of investment securities of 9 basis points.  These declines were offset by an increase of 4 basis points in the yield on the non-acquired loan portfolio.   The yield on the acquired loan portfolio declined 4 basis points due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools

within all acquired loan portfolios.   The decline in yield on the investment securities of 9 basis points was due to the company selling $49.5 million in higher yielding small lot mortgage backed securities in the third quarter of 2017.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.

Our quarterly efficiency ratio improved to 59.5% compared to 62.8% in the second quarter of 2017 and 62.3% in the third quarter of 2016.  The improvement in the efficiency ratio compared to the second quarter of 2017 was the result of a 5.7% decrease in noninterest expense and a 1.3% increase in net interest income which were slightly offset by a 4.1% decline in noninterest income.  The decrease in noninterest expense was mainly due to a decline in merger related expense of $2.8 million as the Company has integrated the SBFC merger from the first quarter of 2017.     The Company also saw declines in salaries and benefits of $335,000, information services of $410,000, professional fees of $334,000 and other noninterest expense of $514,000.  The reduction in noninterest expense was due to a decline in operational charge-offs of $485,000.    The increase in net interest income of $1.3 million resulted from a $1.6 million increase in interest income due to a $54.7 million increase in interest-earning assets.  Noninterest income decreased by $1.5 million which resulted from $1.7 million decline in mortgage banking income.  The improvement in the efficiency ratio compared to the third quarter of 2016 was the result of a 2.0% increase in noninterest income and a 23.5% increase in net interest income, partially offset by an 11.5% increase in noninterest expense.  The increase in noninterest expense, noninterest income and net interest income compared to the third quarter of 2016 were all due to the merger with SBFC.

Diluted EPS and basic EPS increased to $1.19 and $1.20, respectively for the third quarter of 2017, from the third quarter 2016 amounts of $1.16 and $1.17, respectively.  This was the result of the 24.7% increase in net income being higher than the 20.9% increase in outstanding common shares.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Return on average assets (annualized)	1.25%	1.28%	1.03%	1.19%
Return on average equity (annualized)	8.57%	10.00%	7.14%	9.41%
Return on average tangible equity (annualized)*	14.93%	15.86%	12.73%	15.18%
Dividend payout ratio **	27.56%	26.71%	34.01%	27.93%
Equity to assets ratio	14.62%	12.78%	14.62%	12.78%
Average shareholders’ equity	$1,622,951	$1,117,307	$1,594,604	$1,094,787

* -   Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended September 30, 2017, return on average tangible equity decreased to 14.93% compared to 15.86% for the same period in 2016.  This decrease was the result of the higher percentage increase in average tangible shareholder’s equity of 32.5% as compared to a 25.1% increase in net income excluding amortization of intangibles.

•

For the three months ended September 30, 2017, return on average assets decreased to 1.25%, compared to 1.28% for the three months ended September 30, 2016, due to a 26.9% increase in average assets offset by the effects of a 24.7% increase in net income.

•

Dividend payout ratio increased to 27.56% for the three months ended September 30, 2017 compared with 26.71% for the three months ended September 30, 2016.  The increase from the comparable period in 2016 primarily reflects the increase in the cash dividends declared per common share of 28.7% as compared to a 24.7% increase in net income.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•

Equity to assets ratio increased to 14.62% for the three months ended September 30, 2017 compared with 12.78% for the three months ended September 30, 2016.  The increase from the comparable period in 2016 primarily reflects the higher percentage increase in equity of 45.3% as compared to a 27.0% increase in assets.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Return on average equity (GAAP)	8.57%	10.00%	7.14%	9.41%
Effect to adjust for intangible assets	6.36%	5.86%	5.59%	5.77%
Return on average tangible equity (non-GAAP)	14.93%	15.86%	12.73%	15.18%

Average shareholders’ equity (GAAP)	$1,622,951	$1,117,307	$1,594,604	$1,094,787
Average intangible assets	(647,623)	(381,195)	(647,120)	(383,031)
Adjusted average shareholders’ equity (non-GAAP)	$975,328	$736,112	$947,484	$711,756

Net income (GAAP)	$35,046	$28,095	$85,133	$77,105
Amortization of intangibles	2,494	1,891	7,496	5,687
Tax effect	(836)	(640)	(2,425)	(1,922)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$36,704	$29,346	$90,204	$80,870

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the third quarter of 2017 decreased by 7 basis points from the third quarter of 2016, due to the following:  (1)  a decrease of 2 basis points in the yield on interest-earning assets from the decline in the yield on the acquired loan portfolio by 101 basis points, (2) an increase of 9 basis points in the rate on interest-bearing liabilities related to an 8 basis point increase in funding cost from interest-bearing deposits, and (3) a 19 basis point increase in funding cost from federal funds purchased and repurchase agreements.  The TE net interest margin decreased by 2 basis points from the second quarter of 2017 to 4.11% in the third quarter of 2017, which was the result of the yield on interest-earning assets decreasing by 1 basis point and the cost on interest-bearing liabilities increasing by 2 basis points during the period.  The decrease in yield on interest-earning assets was due to the decrease in yield on the acquired loan portfolio by 4 basis points and on investment securities by 9 basis points, partially offset by an increase in yield of 4 basis points on the non-acquired loan portfolio.  The yield on the acquired loan portfolio declined due to the acquired credit impaired loans being renewed the cash flow from these assets is being extended out, therefore increasing the weighted average life of the loan pools within all acquired loan portfolios.  The decline in yield on the investment securities of 9 basis points was due to the company selling $49.5 million in higher yielding small lot mortgage backed securities in the third quarter of 2017.  The yield on the non-acquired loan portfolio increased due to the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016 which effectively increased the Prime Rate, which is used in pricing for a majority of our variable rate loans and new originated loans.

Net interest income increased from the third quarter of 2016 by $19.1 million.  This increase was driven by the following:

•

Higher loan interest income of $18.4 million with acquired loan interest income increasing by $5.2 million due to the addition of the SBFC loan portfolio through the merger and non-acquired loan interest income increasing by $13.2 million due to higher average balances through organic loan growth and due to higher yields due to the rising rate environment; offset partially by;

•

Higher interest expense of $2.1 million, due to higher average balances in most categories of interest-bearing liabilities as a result of the merger with SBFC and due to higher rates on most categories of interest-bearing liabilities as a result of both the merger with SBFC, whose deposits rates were higher than the Company’s legacy deposit rates and higher costs related to the rising rate environment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Non-TE net interest income	$100,319	$81,245	$296,712	$244,246
Non-TE yield on interest-earning assets	4.22%	4.24%	4.25%	4.33%
Non-TE rate on interest-bearing liabilities	0.24%	0.15%	0.23%	0.15%
Non-TE net interest margin	4.06%	4.13%	4.09%	4.22%
TE net interest margin	4.11%	4.18%	4.14%	4.27%

Non-TE net interest income increased $19.1 million, or 23.5%, in the third quarter of 2017 compared to the same period in 2016.  Some key highlights are outlined below:

•

Average interest-earning assets increased 25.3% to $9.8 billion in the third quarter of 2017 compared to the same period in 2016 due to the increase in acquired loans and investment securities through the merger with SBFC in the first quarter of 2017 and due to the increase in non-acquired loans through organic growth.

•

Non-TE yield on interest-earning assets for the third quarter of 2017 decreased 2 basis points from the comparable period in 2016.  The decrease since the third quarter of 2016 was driven by a 101 basis point decline in the yield on the acquired loan portfolio.  The decline in yield on the acquired loan portfolio is due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore increasing the weighted average life of the loan pools within all acquired loan portfolios.  This decrease was partially offset by a 8 basis point increase in the yield on the non-acquired loan portfolio, a 16 basis point increase in the yield on investment securities and a 61 basis point increase in the yield on federal funds sold and reverse repurchase agreements. The increase in yield on the investment portfolio is due to the addition of the investment portfolio through the merger with SBFC, which had a higher yield than our legacy investment portfolio, and the increase in yield on the non-acquired loan portfolio and on federal funds sold and reverse repurchase agreements was due to the rising rate environment and the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016.  The loan portfolio continues to remix with 75% of the portfolio being comprised of non-acquired loans and 25% being acquired loans.  This compares to 77% and 23%, respectively, one year ago.  The increase in the acquired loan portfolio as a percentage of the total portfolio was due to the addition of the SBFC loan portfolio through the merger in the first quarter of 2017.  The percentage of the non-acquired loan portfolio of the total loan portfolio increased from June 30, 2017 with 73% being non-acquired loans and 27% being acquired loans.

•

The average cost of interest-bearing liabilities for the third quarter of 2017 increased 9 basis points from the same period in 2016. The increase since the third quarter of 2016 was primarily the result of an increase in the cost of deposits due to rates on the deposits acquired through the merger with SBFC being higher than the rates on our legacy deposits.  The average cost of deposits increased from 0.11% during the second quarter of 2016 to 0.19% in the same period in 2017.  Also, the average costs on federal funds purchased and repurchase agreements increased 19 basis points to 0.36% for the third quarter of 2017 compared to the same period in 2016.  This increase was the result of the Federal Reserve increasing the federal funds target rate by 75 basis points since December 2016, which has increased short term borrowing rates.

•	TE net interest margin decreased by 7 basis points in the third quarter of 2017 compared to the third quarter of 2016.

Loans

The following table presents a summary of the loan portfolio by category:

	September 30,	% of	December 31,	% of	September 30,	% of
LOAN PORTFOLIO (ENDING balance)	2017	Total	2016	Total	2016	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$76,886	0.9%	$10,090	0.2%	$10,683	0.2%
Commercial non-owner occupied	199,704	2.4%	34,628	0.5%	35,775	0.5%
Total commercial non-owner occupied real estate	276,590	3.3%	44,718	0.7%	46,458	0.7%
Consumer real estate:
Consumer owner occupied	492,615	6.0%	408,270	6.1%	435,132	6.7%
Home equity loans	164,291	2.0%	160,879	2.4%	168,758	2.6%
Total consumer real estate	656,906	8.0%	569,149	8.5%	603,890	9.3%
Commercial owner occupied real estate	207,572	2.5%	27,195	0.4%	29,444	0.4%
Commercial and industrial	101,427	1.2%	13,641	0.2%	14,201	0.2%
Other income producing property	76,924	0.9%	39,342	0.6%	43,152	0.7%
Consumer non real estate	136,136	1.6%	142,654	2.1%	148,512	2.3%
Other	-	-%	-	-%	-	-%
Total acquired non-credit impaired loans	1,455,555	17.5%	836,699	12.5%	885,657	13.6%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	39,400	0.5%	39,891	0.6%	42,201	0.6%
Commercial non-owner occupied	105,373	1.3%	109,453	1.6%	116,423	1.8%
Total commercial non-owner occupied real estate	144,773	1.8%	149,344	2.2%	158,624	2.4%
Consumer real estate:
Consumer owner occupied	146,256	1.8%	149,257	2.2%	156,628	2.4%
Home equity loans	67,138	0.8%	72,857	1.1%	74,807	1.1%
Total consumer real estate	213,394	2.6%	222,114	3.3%	231,435	3.5%
Commercial owner occupied real estate	90,200	1.1%	94,593	1.4%	99,098	1.5%
Commercial and industrial	17,974	0.2%	18,262	0.3%	20,720	0.3%
Other income producing property	63,334	0.7%	62,856	0.9%	64,826	1.0%
Consumer non real estate	52,858	0.6%	58,772	0.9%	61,317	0.9%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	582,533	7.0%	605,941	9.0%	636,020	9.6%
Total acquired loans	2,038,088	24.5%	1,442,640	21.5%	1,521,677	23.2%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	766,957	9.3%	580,464	8.7%	562,336	8.6%
Commercial non-owner occupied	949,870	11.5%	714,715	10.7%	630,437	9.7%
Total commercial non-owner occupied real estate	1,716,827	20.8%	1,295,179	19.4%	1,192,773	18.3%
Consumer real estate:
Consumer owner occupied	1,454,758	17.6%	1,197,621	17.9%	1,183,441	18.1%
Home equity loans	419,760	5.1%	383,218	5.7%	363,825	5.6%
Total consumer real estate	1,874,518	22.7%	1,580,839	23.6%	1,547,266	23.7%
Commercial owner occupied real estate	1,278,487	15.4%	1,177,745	17.7%	1,153,480	17.7%
Commercial and industrial	781,757	9.5%	671,398	10.0%	617,525	9.4%
Other income producing property	194,335	2.4%	178,238	2.7%	179,595	2.8%
Consumer non real estate	371,758	4.5%	324,238	4.9%	305,687	4.7%
Other	12,645	0.2%	13,404	0.2%	11,787	0.2%
Total non-acquired loans	6,230,327	75.5%	5,241,041	78.5%	5,008,113	76.8%
Total loans (net of unearned income)	$8,268,415	100.0%	$6,683,681	100.0%	$6,529,790	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $1.7 billion, or 26.6%, at September 30, 2017 as compared to the same period in 2016. Acquired non-credit impaired loans increased by $569.9 million and acquired credit impaired loans decreased by $53.5 million as compared to the same period in 2016.  The overall increase in acquired loans was the result of the addition of approximately $1.0 billion in loans through the SBFC acquisition during the first quarter of 2017, partially offset by principal payments, charge offs, and foreclosures and due to renewals of acquired loans moved to the non-acquired loan portfolio.  Non-acquired loans or legacy loans increased by $1.2 billion, or 24.4%, from September 30, 2016 to September 30, 2017.  With the addition of approximately $1.0 billion in loans through the SBFC acquisition, the trend in the makeup of the loan portfolio shifted during the first quarter of 2017 as acquired loans as a percentage of total loans increased to 30% at March 31, 2017.  However, during the second and third quarters of 2017, acquired loans as percentage of total loans continued to decline as before the merger and were 24.5% of the total loan portfolio at September 30, 2017.  As of September 30, 2016, non-acquired loans as a percentage of the overall portfolio was 76.8% and acquired loans were 23.2%.  The percentage of acquired loans was higher in 2017 than in 2016 due to acquisition of loans through the merger with SBFC.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Average total loans	$8,227,544	$6,463,485	$8,019,697	$6,266,913
Interest income on total loans	95,361	76,944	279,844	230,763
Non-TE yield	4.60%	4.74%	4.67%	4.92%

Interest earned on loans increased in the third quarter of 2017 compared to the third quarter of 2016.  Some key highlights for the quarter ended September 30, 2017 are outlined below:

•

Our non-TE yield on total loans decreased 14 basis points in the third quarter of 2017 compared to the same period in 2016.  Average total loans increased 27.3% in the third quarter of 2017, as compared to the same period in 2016.  The increase in average total loans was the result of 24.9% growth in the average non-acquired loan portfolio and of 34.9% growth in the average acquired loan portfolio during period.  The growth in the non-acquired loan portfolio was due to normal organic growth while the growth in the acquired loan portfolio was due to the addition of approximately $1.0 billion in loans through the merger with SBFC in the first quarter of 2017, partially offset by principal payments, charge offs, and foreclosures and by renewals of acquired loans moved to the non-acquired loan portfolio.  The yield on the non-acquired loan portfolio increased from 3.81% in the third quarter of 2016 to 3.89% in the same period in 2017 and the yield on the acquired loan portfolio declined from 7.66% in the third quarter of 2016 to 6.65% in the same period in 2017.  With the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016, we have begun to see the yield in the non-acquired loan portfolio increase.  In comparing the third quarter of 2017 to the second quarter of 2017, the yield on the non-acquired loan portfolio increased 4 basis points.  The decline in yield on the acquired loan portfolio from the same period in 2016 was due to the impact of the yield of the SBFC loan portfolio acquired during the first quarter of 2017, as well as acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios. In comparing the third quarter of 2017 to the second quarter of 2017, the yield on the acquired loan portfolio decreased 4 basis points.

The balance of mortgage loans held for sale decreased $4.3 million from December 31, 2016 to $46.3 million at September 30, 2017, and decreased $10.7 million from a balance of $57.1 million at September 30, 2016.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2017, investment securities totaled $1.3 billion, compared to $1.0 billion and $941.7 million at December 31, 2016 and September 30, 2016, respectively.    Our investment portfolio increased $321.8 million and $395.1 million from December 31, 2016 and September 30, 2016, respectively, primarily as a result of the acquisition of SBFC and its investment portfolio during the first quarter of 2017.  Otherwise, we generally plan to continue to try and slowly increase our investment securities portfolio as we identify securities that meet our strategy and objectives.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Average investment securities	$1,355,559	$964,451	$1,404,868	$986,786
Interest income on investment securities	7,966	5,271	25,044	16,549
Non-TE yield	2.33%	2.17%	2.38%	2.24%

Interest earned on investment securities was higher in the third quarter of 2017 compared to the third quarter of 2016, as result of a higher average balance and an increase in yield which were both a result of the addition of the investment portfolio through the acquisition of SBFC.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at September 30, 2017:

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2017
Government-sponsored entities debt	$86,521	$85,951	$(570)	$86,521	$—	$—	$—
State and municipal obligations	203,576	208,026	4,450	203,576	—	—	—
Mortgage-backed securities *	1,027,827	1,027,477	(350)	—	—	—	1,027,827
Corporate stocks	2,882	2,957	75	—	—	—	2,882
	$1,320,806	$1,324,411	$3,605	$290,097	$—	$—	$1,030,709

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

At September 30, 2017, we had 119 securities available for sale in an unrealized loss position, which totaled $5.9 million.  At December 31, 2016, we had 129 securities available for sale in an unrealized loss position, which totaled $8.6 million.  At September 30, 2016, we had 17 securities available for sale in an unrealized loss position, which totaled $439,000.

During the third quarter of 2017 as compared to the third quarter of 2016, the total number of available for sale securities with an unrealized loss position increased by 102 securities, while the total dollar amount of the unrealized loss increased by $5.4 million.  This increase was due to the higher interest rate environment at September 30, 2017 compared to September 30, 2016.

All debt securities available for sale in an unrealized loss position as of September 30, 2017 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  With respect to equity securities held by the Company, the Company recorded an OTTI charge of $753,000 related to two equity securities during the third quarter of 2017.  This charge was recorded due to the fact that management made the decision to sell the two securities in the fourth quarter of 2017 and therefore, no longer had the intent to hold the investments for a period of time sufficient to allow for any anticipated recovery. We continue to monitor all of our securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in FHLB stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at September 30, 2017.   As of

September 30, 2017, the investment in FHLB stock represented approximately $10.2 million, or 0.09% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Average interest-bearing liabilities	$6,773,313	$5,430,625	$6,788,550	$5,455,931
Interest expense	4,092	2,035	11,464	6,229
Average rate	0.24%	0.15%	0.23%	0.15%

The average balance of interest-bearing liabilities increased $1.3 billion in the third quarter of 2017 compared to the third quarter of 2016 due to increases in all categories of interest bearing liabilities, with the exception of federal funds purchased and repurchase agreements. The overall increase was mostly related to increases in transaction and money market accounts and saving deposits acquired through the SBFC acquisition during the first quarter of 2017 which totaled approximately $943,000 at September 30, 2017.  The increase in interest expense in the third quarter of 2017 compared to the same period in 2016 was largely driven by higher balances in all interest-bearing liabilities, as well as the impact of higher interest rates on our interest-bearing liabilities. The increase in rates was due to the fact that the cost of deposits acquired through the merger with SBFC were at higher rates than that of our legacy deposits and due to the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016.  Overall, this resulted in a 9 basis point increase in the average rate on all interest-bearing liabilities from the three months ended September 30, 2016.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended September 30, 2017 increased 26.0% from the same period in 2016.
•

Interest-bearing deposits increased to $6.6 billion at September 30, 2017 from the period end balance at September 30, 2016 of $5.1 billion.  This was mainly the result of the addition of interest bearing-deposits during the first quarter of 2017 from the SBFC acquisition, which totaled $1.1 billion at September 30, 2017. The company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•	The average rate on certificates of deposit and other time deposits for the three months ended September 30, 2017 increased 26 basis points to 52 basis points from the comparable period in 2016.
•

Average transaction and money market accounts balances increased 18.4%, up $612.7 million from the average balance in the third quarter of 2016 as balances acquired from the SBFC transaction totaled approximately $439.4 at September 30, 2017.  Interest expense on transaction and money market accounts increased $388,000 as a result of the growth in average balances and a 3 basis point increase in the average rate to 11 basis points for the three months ended September 30, 2017 as compared to the same period in 2016.

•

Average savings account balances increased 74.5%, up $586.4 million from the average balance in the third quarter of 2016 as balances acquired from the SBFC transaction totaled approximately $503.7 million at September 30, 2017.  Interest expense on savings accounts increased $401,000 as a result of the growth in average balances and a 9 basis point increase in the average rate to 15 basis points for the three months ended September 30, 2017 as compared to the same period in 2016.

•

In the third quarter of 2017, average other borrowings increased $37.7 million compared to the third quarter of 2016. This increase was the result of the SBFC acquisition as we acquired $18.5 million in trust preferred securities and $91.3 million in FHLB advances through the merger.   Since the merger, the company has paid off $82.0 million of the acquired FHLB advances, including $15.0 million during the third quarter of 2017.  The average rate on other borrowings experienced an 8 basis point increase to 3.59% for the three months ended September 30, 2017.  This increase was due to the cost on trust preferred securities, which are variable rate and reprice quarterly.  As interest rates have risen, the cost of the trust preferred securities increased from 3.48% for the quarter ended September 30, 2016 to 4.19% for the same period in 2017.



Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $478.9 million, or 22.3%, to $2.6 billion in the third quarter of 2017 compared to $2.1 billion during the same period in 2016.   The noninterest-bearing deposits added through the SBFC acquisition totaled approximately $261.1 million at September 30, 2017 as the remaining increase was through organic deposit growth.  At September 30, 2017, the period end balance of noninterest-bearing deposits was $2.5 billion, exceeding the September 30, 2016 balance by $329.4 million.

Provision for Loan Losses and Nonperforming Assets

The ALLL is based upon estimates made by management. We maintain an ALLL at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside and internal credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

The ALLL on non-acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non-acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

Beginning with the First Federal Holdings, Inc. (“FFHI”) business combination, the Company segregates the acquired loan portfolio into performing loans (“non‑credit impaired”) and credit impaired loans.  The acquired non‑credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no ALLL associated with them at acquisition date.  The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method.  Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non‑acquired and acquired non‑credit impaired ALLL.  The acquired credit impaired loans will follow the description in the next paragraph.

In determining the acquisition date fair value of acquired credit impaired loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics.  Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively.  Decreases in expected cash flows after the acquisition date are recognized by recording an ALLL.  Evidence of credit quality deterioration for the loan pools may include information such as increased past‑due and nonaccrual levels and migration in the pools to lower loan grades.

In previous periods, we offset the impact of the provision established for acquired covered loans by adjusting the receivable from the FDIC to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.   However, as noted above, on June 23, 2016, the Bank entered into an early agreement with the FDIC with respect to all of its outstanding loss share agreements.  All assets previously classified as covered became uncovered, and the Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.  For further discussion of the Company’s ALLL on acquired loans, see Note 6—Loans and Allowance for Loan Losses.

During the third quarter of 2017, the valuation allowance on acquired credit impaired loans declined by $71,000.  This was the result of impairment of $127,000 which was recorded through the provision for loan losses, being fully offset by loan removals of $198,000.

The following table presents a summary of the changes in the ALLL for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017				2016
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$40,149	$—	$3,741	$43,890	$36,939	$—	$3,752	$40,691
Loans charged-off	(1,383)	(275)	—	(1,658)	(1,108)	(280)	—	(1,388)
Recoveries of loans previously charged off	836	279	—	1,115	713	120	—	833
Net charge-offs	(547)	4	—	(543)	(395)	(160)	—	(555)
Provision for loan losses	1,939	(4)	127	2,062	775	160	(23)	912
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	1,939	(4)	127	2,062	775	160	(23)	912
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reductions due to loan removals	—	—	(198)	(198)	—	—	(326)	(326)
Balance at end of period	$41,541	$—	$3,670	$45,211	$37,319	$—	$3,403	$40,722

Total non-acquired loans:
At period end	$6,230,327				$5,008,113
Average	6,123,750				4,903,522
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.04%				0.03%
Allowance for loan losses as a percentage of period end non-acquired loans	0.67%				0.75%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	322.12%				248.63%

	Nine Months Ended September 30,
	2017				2016
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$36,960	$—	$3,395	$40,355	$34,090	$—	$3,706	$37,796
Loans charged-off	(3,972)	(1,165)	—	(5,137)	(4,384)	(810)	—	(5,194)
Recoveries of loans previously charged off	2,041	414	—	2,455	2,358	262	—	2,620
Net charge-offs	(1,931)	(751)	—	(2,682)	(2,026)	(548)	—	(2,574)
Provision for loan losses on non-acquired loans	6,512	751	819	8,082	5,255	548	372	6,175
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	23	23
Total provision for loan losses charged to operations	6,512	751	819	8,082	5,255	548	395	6,198
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	(23)	(23)
Reductions due to loan removals	—	—	(544)	(544)	—	—	(675)	(675)
Balance at end of period	$41,541	$—	$3,670	$45,211	$37,319	$—	$3,403	$40,722

Total non-acquired loans:
At period end	$6,230,327				$5,008,113
Average	5,770,160				4,620,284
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.04%				0.06%
Allowance for loan losses as a percentage of period end non-acquired loans	0.67%				0.75%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	322.12%				248.63%

The ALLL as a percent of non-acquired loans reflects the continued improvement in credit quality, as well as the continued decline in our three-year historical charge off rate. Our nonaccrual loans and classified loans both declined during the third quarter of 2017 compared to the same quarter in 2016, while our past due loans still accruing increased. The same trend occurred when compared to the second quarter of 2017, nonaccrual loans and classified loans declined during the period, while past due loans still accruing increased.  Our overall net charge offs for the quarter on non-

acquired loans was 4 basis points annualized, or $547,000, compared to 3 basis points annualized, or $395,000, a year ago, and 5 basis points, or $756,000 in the second quarter of 2017.  Net charge offs on non-acquired loans have remained low at 5 basis points or less over the past four quarters.  Excluding acquired assets, nonperforming assets decreased by $2.4 million during the third quarter of 2017 compared to the third quarter of 2016 and increased $1.1 million from the second quarter of 2017, to $19.2 million. The increase from the second quarter was primarily due to an increase of $1.7 million in OREO due to the moving of the GB&T operations center ($2.3 million) from fixed assets to OREO during the third quarter of 2017.  The increase in nonperforming assets related to OREO was offset by a decline in nonaccrual loans of $700,000. The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 248.63% at September 30, 2016 and 297.42% at June 30, 2017 to 322.12% at September 30, 2017.

We increased the ALLL compared to the third quarter of 2016, as well as compared to the second quarter of 2017, due primarily to larger loan growth and increases in certain loan types during the third quarter that require higher reserves.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL.  We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $3.7 million compared to the balance at September 30, 2016, and $1.8 million compared to the balance at June 30, 2017.

On a specific reserve basis, the ALLL decreased $438,000 from June 30, 2017, with loan balances being evaluated for specific reserves increasing $11.7 million during the third quarter of 2017, to $60.8 million.  Specific reserves increased $483,000, to $1.9 million at September 30, 2017, from $1.4 million at September 30, 2016 with the loan balances being evaluated for specific reserves increasing $39.6 million from $21.2 million at September 30, 2016. The increase in loans being evaluated for specific reserves during the third quarter of 2017 include builder loans for which greater scrutiny was provided.  All of these loans are performing under their contractual terms.

During the three months ended September 30, 2017, qualitative factors remained consistent, which is reflective of stability in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2017	2017	2016	2016	2016
Non-acquired:
Nonaccrual loans	$11,509	$12,100	$11,909	$12,485	$12,386
Accruing loans past due 90 days or more	529	432	77	281	125
Restructured loans - nonaccrual	858	967	1,049	1,979	2,499
Total nonperforming loans	12,896	13,499	13,035	14,745	15,010
Other real estate owned (2)	6,219	4,519	5,653	3,927	6,585
Other nonperforming assets (3)	111	114	52	71	29
Total non-acquired nonperforming assets	19,226	18,132	18,740	18,743	21,624
Acquired non-credit impaired:
Nonaccrual loans	5,457	5,134	4,915	4,728	4,633
Accruing loans past due 90 days or more	944	659	35	106	—
Total acquired nonperforming loans (1)	6,401	5,793	4,950	4,834	4,633
Acquired OREO and other nonperforming assets:
Covered OREO (2)	—	—	—	—	—
Acquired OREO not covered under loss share (2)	7,308	9,911	14,355	14,389	15,626
Other acquired nonperforming assets (3)	538	528	637	637	653
Total acquired OREO and other nonperforming assets	7,846	10,439	14,992	15,026	16,279
Total nonperforming assets	$33,473	$34,364	$38,682	$38,603	$42,536

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.31%	0.30%	0.34%	0.36%	0.43%
Total NPAs as a percentage of total assets (5)	0.17%	0.16%	0.17%	0.21%	0.25%
Total NPLs as a percentage of total loans (4)	0.21%	0.23%	0.23%	0.28%	0.30%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.40%	0.42%	0.49%	0.58%	0.65%
Total NPAs as a percentage of total assets	0.30%	0.31%	0.35%	0.43%	0.48%
Total NPLs as a percentage of total loans (4)	0.23%	0.24%	0.23%	0.29%	0.30%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $13.1 million, $19.0 million,  $20.8 million, $14.8 million, and $11.5 million as of September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $12.9 million, or 0.21% of non-acquired loans, a decrease of $2.1 million, or 14.1%, from September 30, 2016.  The decrease in nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $1.3 million and restructured nonaccrual loans of $1.6 million, partially offset by consumer nonaccrual loans which increased by $471,000 and past due 90 day loans still accruing of $404,000.

Nonperforming non-acquired loans overall, including restructured loans, decreased by $603,000 during the third quarter of 2017 from the level at June 30, 2017. This decrease was primarily driven by a decrease in commercial nonaccrual loans of $532,000, restructured nonaccrual loans of $59,000, and consumer nonaccrual loans of $109,000, partially offset by an increase in loans greater than ninety days past due but still accruing of $97,000.

At September 30, 2017, non-acquired OREO increased by $1.7 million from June 30, 2017.  At September 30, 2017, non-acquired OREO consisted of 20 properties with an average value of $311,000. This compared to 24 properties with an average value of $188,000 at June 30, 2017. In the third quarter of 2017, we added 5 properties with an aggregate value of $2.3 million into non-acquired OREO, and we sold 9 properties with a basis of $607,000. The increase in OREO and the average value of each property was due to the moving of the GB&T operations center at a value of $2.3 million from fixed assets to OREO during the third quarter of 2017. Our non-acquired OREO balance of $6.2 million at September 30, 2017 is comprised of 9% in the Lowcountry/Orangeburg region of South Carolina, 31% in the Central region (Columbia), and 60% in the Upstate region (Greenville).

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $8.8 million, or 0.14% of total non-acquired loans outstanding, at September 30, 2017, compared to $8.8 million, or 0.17% of total non-acquired loans outstanding, at December 31, 2016, and compared to $14.0 million, or 0.28% of total non-acquired loans outstanding, at September 30, 2016.  Potential problem loans related to acquired non-credit impaired loans totaled $7.1 million, or 0.49% of total acquired non-credit impaired loans, at September 30, 2017, compared to $2.0 million, or 0.24% of total acquired non-credit impaired loans outstanding, at December 31, 2016, and compared to $2.0 million, or 0.23% of total acquired non-credit impaired loans outstanding, at September 30, 2016.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Fees on deposit accounts	$22,448	$20,776	$66,322	$62,439
Mortgage banking income	3,446	6,286	14,210	16,104
Trust and investment services income	6,310	4,877	18,703	14,573
Securities gains, net	1,278	—	1,388	122
Other-than-temporary impairment losses	(753)	—	(753)	—
Amortization of FDIC indemnification asset	—	—	—	(5,901)
Recoveries on acquired loans	1,944	2,207	5,647	5,130
Other	1,367	1,194	4,532	5,032
Total noninterest income	$36,040	$35,340	$110,049	$97,499

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income increased by $700,000, or 2.0%, during the third quarter of 2017 compared to the same period in 2016.  The quarterly increase in total noninterest income primarily resulted from the following:

•	Trust and investment services income increased by $1.4 million due to the increase in wealth customers added with the SBFC merger and through organic growth of the legacy wealth business;
•

Fees on deposit accounts increased $1.7 million, or 8.0%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers through the merger with SBFC; and

•	Net securities gains of $1.3 million during the third quarter of 2017; partially offset by
•

Mortgage banking income decreased by $2.8 million, or 58.2%, which was a result from a decline in the mortgage pipeline and mortgage production during the third quarter of 2017.  This resulted in a $2.8 million decline in secondary mortgage income due to lower gains on sale of mortgage loans and a reduction in the fair value of the mortgage pipeline and loans held for sale;

•	Other-than-temporary impairment losses on securities of $753,000 during the third quarter of 2017.

Noninterest income increased by $12.6 million, or 12.9%, during the first nine months of 2017 compared to the same period in 2016. This year over year increase resulted primarily from the following:

•

Amortization of FDIC indemnification asset decreased $5.9 million as a result of the elimination of the FDIC indemnification asset as the Loss Share Agreements with the FDIC were terminated in the second quarter of 2016;

•	Trust and investment services income increased $4.1 million, or 28.3%, due to the increase in wealth customers added with the SBFC merger and through organic growth of the legacy wealth business;
•

Fees on deposit accounts increased $3.9 million, or 6.2%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers through the merger with SBFC; and

•

Recoveries on acquired loans increased $517,000, or 10.1%, as a result of no longer sharing any recoveries with the FDIC under loss share agreements which were terminated in the second quarter of 2016; partially offset by

•

Mortgage banking income decreased $1.9 million, or 11.8%, which was a result from a decline in the mortgage pipeline and mortgage production during 2017.  This resulted in a $2.1 million decline in secondary mortgage income due to a reduction in the fair value of the mortgage pipeline and loans held for sale and the mortgage backed security forward and an increase in our costs related to mortgage production.

Bankcard Services Income

The Company exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 of the year following the time when our total assets reach or exceed $10 billion, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  In the first nine months of 2017, we earned approximately $25 million in interchange transaction fees for debit cards. This regulation will become effective for us in July 2018; however, if it were effective for the first nine months of 2017, we estimate that our bankcard services income would have been reduced by approximately $11 million.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Salaries and employee benefits	$47,245	$41,972	$143,711	$123,941
Net occupancy expense	6,214	5,464	18,650	16,364
Information services expense	6,003	5,237	18,776	15,353
Furniture and equipment expense	3,751	3,234	11,422	9,157
OREO expense and loan related	1,753	2,085	5,648	4,733
Bankcard expense	2,748	2,940	8,404	8,859
Amortization of intangibles	2,494	1,891	7,496	5,687
Supplies, printing and postage expense	1,491	1,345	4,715	4,910
Professional fees	1,265	1,758	4,637	4,663
FDIC assessment and other regulatory charges	918	1,001	3,029	3,162
Advertising and marketing	852	790	2,400	2,293
Merger and branch consolidation related expense	1,551	709	26,882	3,240
Other	5,289	4,765	17,066	16,712
Total noninterest expense	$81,574	$73,191	$272,836	$219,074

Noninterest expense increased by $8.4 million, or 11.5%, in the third quarter of 2017 as compared to the same period in 2016. The quarterly increase in total noninterest expense primarily resulted from the following:

•

Salaries and employee benefits expense increased by $5.3 million, or 12.6%, in 2017 compared to the same period in 2016.  This increase was attributable to the addition of personnel mainly through the merger with SBFC.  The number of full time equivalent employees increased by 216, or 10.6%, from September 30, 2016 to September 30, 2017;

•

An increase in merger and branch consolidation related expense of $842,000 compared to the third quarter of 2016.  The 2017 expense was mostly related to our merger with SBFC, while the 2016 expense was related to the branch consolidation project;

•

Information services expense was up by $766,000 in 2017 as compared to the same period in 2016.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with SBFC;

•

Net occupancy expense and furniture and equipment expense increased by $750,000 and $517,000, respectively, in 2017 as compared to the same period in 2016.  These increases were due to additional costs related to the facilities added through the acquisition of SBFC; and

•	Amortization of intangibles increased $603,000 due to amortization from the core deposit intangible created with the merger with SBFC.

Noninterest expense increased by $53.8 million, or 24.5%, during the first nine months of 2017 compared to the same period in 2016. This year over year increase resulted primarily from the following:

•

An increase in merger and branch consolidation related expense of $23.6 million compared to the first nine months of 2016.  The 2017 expense was mostly related to our merger with SBFC, while the 2016 expense was related to the branch consolidation project.  The $26.9 million in merger and branch consolidation related expense in the first half of 2017 mainly consisted of $9.5 million from change in control payments, severance payments and other merger related incentive payments and of $9.2 million in vendor contract resolution payments;

•	Salaries and employee benefits expense increased by $19.8 million in 2017 compared to the same period in 2016. This increase was mainly attributable to the cost of personnel added from SBFC;
•

Information services expense was up by $3.4 million in 2017 as compared to the same period in 2016.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with SBFC;

•

Net occupancy expense and furniture and equipment expense increased by $2.3 million and $2.3 million, respectively, in 2017 as compared to the same period in 2016.  These increases were due to additional costs related to the facilities added through the acquisition of SBFC; and

•	Amortization of intangibles increased $1.8 million due to amortization from the core deposit intangible created with the merger with SBFC.

Income Tax Expense

Our effective income tax rate was 33.53% and 32.35% for the three and nine months ended September 30, 2017, respectively.  This compares to 33.87% and 33.80% for the three and nine months ended September 30, 2016, respectively.   The reason for the decline during the nine months ended September 30, 2017 compared to the same period in 2016 is the implementation of the new accounting standard which requires the excess tax benefit associated with vested or exercised stock awards be included in determination of the effective tax rate each reporting period.  A significant number of stock awards vested during the first quarter as happens in most years which reduced our effective tax rate by 2.90%, or $735,000.  This is a discrete income tax item which should not occur at this level in subsequent quarters during 2017.  We expect our effective income tax rate to increase in the 4th quarter of 2017 due to continued profitability and expected non-deductible expenses from the Park Sterling transaction.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of September 30, 2017, shareholders’ equity was $1.6 billion, an increase of $498.2 million, or 43.9%, from December 31, 2016, and an increase of $508.7 million, or 45.3%, from $1.1 billion at September 30, 2016.  The driving factor for the increase from year-end was issuance of common stock through the merger with SBFC during the first quarter of 2017 of $434.6 million.  The increase was also attributable to net income of $85.1 million, which was offset by the common stock dividend paid of $29.0 million.  At September 30, 2017, we had accumulated other comprehensive loss of $3.8 million compared to an accumulated other comprehensive loss of $8.2 million at December 31, 2016.  This change was mainly attributable to the increase to an unrealized gain position in the available for sale securities portfolio of $4.0 million, net of tax during the first nine months of 2017 due to the continued low interest rate environment for long-term rates.  The increase in shareholder’s equity from September 30, 2016 was also primarily the result of the issuance of common stock through the merger with SBFC during the first quarter of 2017 of $434.6 million.  The increase was also attributable to net income of $109.3 million and partially offset by dividends paid to common shareholders of $36.7 million.  Our common equity-to-assets ratio was 14.62% at September 30, 2017, up from 12.75% at December 31, 2016 and 12.78% at September 30, 2016.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2017	2016	2016
South State Corporation:
Common equity Tier 1 risk-based capital	12.11%	11.66%	11.48%
Tier 1 risk-based capital	12.96%	12.43%	12.27%
Total risk-based capital	13.51%	13.04%	12.89%
Tier 1 leverage	10.34%	9.88%	9.74%

South State Bank:
Common equity Tier 1 risk-based capital	12.56%	12.06%	11.86%
Tier 1 risk-based capital	12.56%	12.06%	11.86%
Total risk-based capital	13.10%	12.66%	12.48%
Tier 1 leverage	10.02%	9.58%	9.42%

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

Our non-acquired loan portfolio increased by approximately $1.2 billion, or approximately 24.4%, compared to the balance at September 30, 2016, and by $989.3 million, or 18.9% annualized, compared to the balance at December 31, 2016.

Our investment securities portfolio increased $395.1 million, or 42.0%, compared to the balance at September 30, 2016, and increased by $321.8 million compared to the balance at December 31, 2016.  The main reason for the increase from both December 31, 2016 and September 30, 2016 was the addition of the investment portfolio of SBFC through the merger in the first quarter of 2017.  The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets as we identify securities that meet our strategy and objectives.  Total cash and cash equivalents were $403.9 million at September 30, 2017 as compared to $374.4 million at December 31, 2016 and $507.5 million at September 30, 2016.

At September 30, 2017, December 31, 2016 and September 30, 2016, the Company had $23.9 million, $2.9 million and $2.9 million, respectively, in traditional, out-of-market brokered deposits and $52.5 million, $57.6 million, and $57.7 million, respectively, of reciprocal brokered deposits.  Total deposits were $9.1 billion at September 30, 2017, up $1.8 billion or 25.0%, from September 30, 2016.  This increase was mainly related to the deposits acquired through the merger with SBFC, which totaled $1.3 billion at September 30, 2017.  The deposits related to SBFC included $261.1 million in noninterest-bearing transaction accounts, $322.8 million in interest-bearing transaction accounts, $620.3 million in savings and money market accounts and $132.8 million in certificates of deposit.  These deposit balances do not include new deposits opened in the SBFC market.  The Company has had legacy deposit growth since September 30, 2016 of $477.6 million, which included an increase in interest-bearing transaction accounts of $210.8 million, savings and money market accounts of $158.0 million, certificates of deposit of $40.5 million and noninterest-bearing transaction account of $68.3 million.  Other borrowings increased $28.0 million from September 30, 2016 mainly through the addition of trust preferred debt of $20.6 million and FHLB advances of 34.0 million through the merger with SBFC during the first quarter of 2017.  During the second and third quarters of 2017, $25.0 million of the FHLB advance acquired in the merger with SBFC matured reducing the advances outstanding at September 30, 2017 to $9.0 million.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2017, our Bank had total federal funds credit lines of $516.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2017, our Bank had $336.2 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2017, our Bank had a total FHLB credit facility of $1.3 billion with total outstanding letters of credit consuming $6.3 million, $9.1 million in outstanding advances and $94,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2017, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $282.4 million at September 30, 2017. Based on this criteria, the Company had four such credit concentrations for non-acquired loans and acquired non-credit impaired loans at September 30, 2017, including $344.2 million of loans to lessors of residential buildings, $891.8 million of loans to lessors of nonresidential buildings (except mini-warehouses), $302.5 million of loans to religious organizations, and $295.1 million of loans for construction purposes.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, and the following:

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

For any forward-looking statements made in this Quarterly Report on Form 10-Q or in any documents incorporated by reference into this Quarterly Report on Form 10-Q, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference in Quarterly Report on Form 10-Q. We do not undertake to update forward looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. All subsequent written and oral forward looking statements by the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2017 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended  September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of September 30, 2017 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  The following table reflects share repurchase activity during the third quarter of 2017:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 - July 31	243	*	$85.35	—	1,000,000
August 1 - August 31	—		—	—	1,000,000
September 1 - September 30	—		—	—	1,000,000

Total	243			—	1,000,000

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: November 3, 2017	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: November 3, 2017	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer