Form 10-K
period 2017-12-31
SOUTH STATE Corp
filed 2018-02-23
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒.

The aggregate market value of the voting stock of the registrant held by non‑affiliates was $2,110,172,000 based on the closing sale price of $85.70 per share on June 30, 2017. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 21, 2018 was 36,785,071.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 ‑ 14 of this form 10‑K.

South State Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders.

Forward‑Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward‑Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1.  Business.

South State Corporation, headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina.  We provide a wide range of banking services and products to our customers through our wholly‑owned bank subsidiary, South State Bank (the “Bank”), a South Carolina‑chartered commercial bank that opened for business in 1934.  The Bank operates Minis & Co., Inc. and South State Advisory (formerly First Southeast 401k Fiduciaries), both wholly-owned registered investment advisors.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiaries. References to the “Bank” means South State Bank.

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

Our Bank provides a full range of retail and commercial banking services, mortgage lending services, trust and wealth management, and consumer finance loans through financial centers in South Carolina, North Carolina, Georgia and Richmond, Virginia . At December 31, 2017, we had approximately $14.5 billion in assets, $10.6 billion in loans, $11.5 billion in deposits, $2.3 billion in shareholders’ equity, and a market capitalization of approximately $3.2 billion.

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

In recent years, we have continued to grow the business under our guiding principles of soundness, profitability and growth. Below are highlights of our expansion efforts over the past three years:

•

On November 30, 2017, the Company acquired all of the outstanding common stock of Park Sterling Corporation (“PSC”), of Charlotte, North Carolina, the bank holding company for Park Sterling Bank (“PSB”), in a stock-for-stock merger.  PSC common shareholders received 0.14 shares of the Company’s common stock in exchange for each share of PSC common stock resulting in the Company issuing 7,480,343 shares of its common stock.  In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million.  As a result of the merger, 53 locations were added to the Bank’s footprint, consisting of five offices in Georgia, 23 offices in South Carolina, 17 offices in North Carolina and eight offices in Virginia.

•

On January 3, 2017, the Company acquired all of the outstanding common stock of Southeastern Bank financial Corporation (“SBFC”), of Augusta, Georgia, the bank holding company for Georgia Bank & Trust Company of Augusta (“GB&T”), in a stock-for-stock merger.  SBFC common shareholders received 0.7307 shares of the Company’s common stock in exchange for each share of SBFC common stock resulting in the Company issuing 4,978,338 shares of its common stock.  In total, the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000.  This merger added 12 offices in the Augusta, Georgia and Aiken, South Carolina markets.

•

On August 21, 2015, the Bank completed its acquisition from Bank of America, N.A. (“BOA”) of 12 South Carolina branches located in Florence, Greenwood, Orangeburg, Sumter, Newberry, Batesburg-Leesville, Abbeville and Hartsville, South Carolina, and one Georgia branch located in Hartwell, Georgia.

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

Territory Served and Competition

We serve customers and conduct our business from 181 financial centers in 29 South Carolina counties, 9 North Carolina counties, 19 Georgia counties and four Virginia counties. We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase mainly as a result of the improvement in financial technology used by both existing and new banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

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

We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers competitive interest rates on deposit accounts, competitive interest rates charged on loans and other credit, and reasonable service charges. We believe our customers also consider the quality and scope of the services provided and the convenience of banking facilities. Our customers may also take into account the fact that other banks offer different services from those that we provide. The larger national and super‑regional banks may have significantly greater lending limits and may offer additional products. However, by emphasizing customer service and by providing a wide variety of services, we believe that our Bank has been able to compete successfully with our competitors, regardless of their size.

Employees

As of December 31, 2017, our Bank had 2,719 full‑time equivalent employees compared to 2,055 as of the same date in 2016. We consider our relationship with our employees instrumental to the success of our business. We provide many of our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plan for officers and key employees, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition in November of 2005), and a 401(k) plan with employer match.

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

General

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the SEC, the Consumer Financial Protection Bureau (“CFPB”) and other state and federal law enforcement agencies. This environment entails significant potential increases in compliance requirements and associated costs.

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

Obligations of a Holding Company to its Subsidiary Banks

There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC’s deposit insurance fund in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve Board, which was confirmed in the Dodd‑Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

The Dodd‑Frank Wall Street Reform and Consumer Protection Act

The Dodd‑Frank Act was signed into law in July 2010 and impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies,
•	Granting new authority to the FDIC as liquidator and receiver,
•	Changing the manner in which deposit insurance assessments are made,
•	Requiring regulators to modify capital standards,
•	Establishing the Consumer Financial Protection Bureau (the “CFPB”),
•	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
•	Requiring stress testing for banks with assets of $10 billion or more,
•	Imposing more stringent requirements on mortgage lenders, and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd‑Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks.  The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets.  More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime. The requirements in the rules as applicable to us began to phase in on January 1, 2015 and will be fully phased in by January 1, 2019.

The rule include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital generally consists of instruments that previously qualified as Tier 2 capital plus instruments that the rules have disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital; except that the rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions.  Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, at which time it will require an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.  As of January 1, 2018, we are required to hold a capital conservation buffer of 1.875%, increasing to 2.5% effective January 1, 2019.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account.  Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2017, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Prompt Corrective Action

As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•

Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well-capitalized institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” (as defined below) paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high‑rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

As of December 31, 2017, the Bank was deemed to be “well capitalized.”

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

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider: must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and must not involve more than the normal risk of repayment or present other unfavorable features.

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

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity.  The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund), and institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk.  Banks with assets of $10 billion or more (after achieving such asset threshold for four consecutive quarters) are subject to a deposit assessment based on a “scorecard” system that combines regulatory ratings and certain forward‑looking financial measures intended to assess the risk an institution poses to the FDIC’s deposit insurance fund. Because the Bank exceeded $10 billion in assets on January 3, 2017 through the merger with SBFC, the Bank’s deposit insurance assessment will be based on this scorecard system starting in the second quarter of 2018, which will result in an increase in the amount of premiums that we are required to pay for FDIC insurance.  The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% (which ratio is required to reach by September 30, 2020) of the estimated total amount of insured deposits.  In March 2016, the FDIC adopted rules to impose a surcharge, as required by the Dodd-Frank Act, on the quarterly deposit insurance assessments of insured depository institutions that are deemed under the rules to be “large institutions,”  generally defined to include banks with total consolidated assets of $10 billion or more for four consecutive quarters, with the first $10 billion being subtracted from the regular insurance assessment base and certain other potential adjustments being made to determine the surcharge base.  The large institution surcharge became effective July 1, 2016, the first the calendar quarter after the deposit insurance fund reserve ratio first reached 1.15% and will continue through the quarter that it first reaches or exceeds 1.35%.  Large institutions pay the quarterly surcharge, in addition to regular assessments, in an amount equal to an annual rate of 4.5 basis points of the surcharge base.  The Bank will be subject to this surcharge starting in the second quarter of 2018.   The surcharge will remain in place through the quarter that the deposit insurance fund reserve ratio first reaches or exceeds 1.35%, but no later than December 31, 2018.  If the deposit insurance fund reserve ratio has not reached 1.35% by that date, the FDIC will impose a shortfall assessment on large institutions in the first quarter of 2019, and collect it on June 30, 2019.

In addition, FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s.  These assessments, which may be revised based upon the level of deposits, will continue as the bonds mature in the years 2017 through 2019.  The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules.  Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2017.

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

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. The Company exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Starting in the second quarter of 2018 (subject to any applicable phase-in period), the fourth consecutive quarter in which our total consolidated assets are anticipated to exceed $10 billion, we will, among other requirements:

•

be required to perform an annual stress test.  In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators.  Our first required annual stress test will be as of December 31, 2018 and will be filed in July 2019.  We expect the Federal Reserve, the FDIC and the SCBFI to consider our results as an important factor in evaluating our capital adequacy in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by the Company or the Bank may be an unsafe or unsound practice;

•

be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert.  The Company has already established a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies and has a member that has been designated as a risk management expert;

•

as noted under “Insurance of Deposits,” calculate our FDIC deposit assessment base using the performance score and a loss-severity score system as follows: For institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  Our FDIC deposit assessment will be required to use this new calculation for the second quarter of 2018; and

•

be examined for compliance with federal consumer protection laws primarily by the CFPB. Currently, the Bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Beginning on July 1, 2018, we will also become subject to the so-called Durbin Amendment to the Dodd-Frank Act relating to debit card interchange fees, called “swipe fees.”  Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction.  The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions.  A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

As stated above, the Company exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.   As a result, we have been analyzing these rules to ensure we are prepared to comply with the rules when they become applicable to us.  In particular, we have established a risk committee and have begun the process of preparing for running periodic and selective stress tests on liquidity, interest rates and certain areas of our loan portfolio in order to be in compliance with regulatory stress testing requirements.

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

USA PATRIOT Act

The Patriot Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The Patriot Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti‑money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

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

Commercial Real Estate Guidance

In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”).  In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward.  The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.  As of December 31, 2017, commercial real estate as a percentage of its total capital was 227%.  Over the past 36 months, the commercial real estate loan portfolio has increased by more than 50% due mostly through our acquisitions in 2017.

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

Executive Officers of South State Corporation

Executive officers of South State Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officers and their ages, positions over the past five years, and terms of office as of February 17, 2018, are as follows:

Name (age)	Position and Five Year History	With the Company Since
Robert R. Hill, Jr. (51)	Chief Executive Officer and Director, President (2004 —2013)	1995
John C. Pollok (52)	Senior Executive Vice President, Director, Chief Financial Officer and Chief Operating Officer	1996
Joseph E. Burns (63)	Senior Executive Vice President, Chief Credit Officer and Chief Risk Officer (2013—2016)	2000
John F. Windley (65)	Chief Executive Officer and President of South State Bank	2002
Renee R. Brooks (48)	Chief Administrative Officer, Chief Risk Officer (2016—2017), Corporate Secretary (2009—2014)	1996
L. Andrew Westbrook (55)	Chief Risk Officer, Director of Risk Management (2014—2017)	2012

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our primary markets of South Carolina, North Carolina, Georgia and Virginia have improved since the end of the economic recession, economic growth has been slow and uneven, and concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and by a total of 75 basis points during 2017 and has indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

Our estimated allowance for loan losses may be inadequate and an increase in the allowance would reduce earnings.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, primarily secured by real estate, reduces loss exposure. At December 31, 2017, we had approximately 41,736 of non‑acquired and acquired non‑credit impaired loans secured by real estate with an average loan balance of approximately $196,843. At December 31, 2017, we had approximately 84,414 total non‑acquired and acquired non‑credit impaired loans with an average loan balance of approximately $118,000. We evaluate the collectability of our non-acquired loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and defaults by borrowers lead to loan losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our non‑acquired and acquired non-credit impaired loan portfolios is secured by real estate. As of December 31, 2017, approximately 82.2% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  While economic conditions and real estate in our primary markets of South Carolina, North Carolina, Georgia and Virginia have improved since the end of the economic recession, there can be no assurance that our local markets will not experience another economic decline.  Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

As of December 31, 2017, our non‑acquired and acquired outstanding commercial real estate loans were equal to 227.3% of our total risk‑based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise. Adverse changes in the economic conditions of the Southeast United States in general or in our primary markets in South Carolina, Charlotte, and Wilmington, North Carolina, Northeast Georgia, Augusta, Georgia, Savannah, Georgia, and Richmond, Virginia could negatively affect our financial condition, results of operations and profitability.  While economic conditions in the states of South Carolina, North Carolina, Georgia and Virginia along with the U.S. and worldwide, have improved since the end of the economic recession, a return of recessionary conditions could result in the following consequences, any of which could have a material adverse effect on our business:  loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decline; and collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

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

Our net interest income may decline based on our exposure to a difference in short‑term and long‑term interest rates. If the difference between the interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. Also, certain adjustable rate loans re‑price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

Our primary policy for managing interest rate risk exposure involves monitoring exposure to interest rate increases and decreases of as much as 200 basis points ratably over a 12‑month period. As of December 31, 2017, the earnings simulations indicated that the impact of a 200 basis point increase / decrease in rates over 12 months would result in an  estimated  5% increase in net interest income (up 200) and 5.9% decrease (down 200)—as compared with a flat‑rate curve interest rate scenario as the base case. These results indicate that our rate sensitivity is somewhat asset sensitive to the indicated change in interest rates over a one‑year horizon.

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

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, super-regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyber attacks during the past few years has further heightened our attention to this risk. As such, we are in the process of implementing additional security controls and expanding our Cybersecurity team to monitor and assist with the mitigation of this ever increasing risk.

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

Banks with assets of $10 billion or more are subject to a deposit assessment based on a “scorecard” system that combines regulatory ratings and certain forward‑looking financial measures intended to assess the risk an institution poses to the deposit insurance fund. Because the Bank exceeded $10 billion in assets on January 3, 2017 through the merger with SBFC, the Bank’s deposit insurance assessment will be based on this scorecard system starting in the second quarter of 2018, which will result in an increase in the amount of premiums that we are required to pay for FDIC insurance.

In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  Under the Dodd-Frank Act, the minimum designated reserve ratio for the FDIC deposit insurance fund was increased to 1.35% (which ratio is required to reach by September 30, 2020) of the estimated total amount of insured deposits.  In March 2016, the FDIC adopted rules to impose a surcharge, as required by the Dodd-Frank Act, on the quarterly deposit insurance assessments of insured depository institutions that are deemed under the rules to be “large institutions,”  generally defined to include banks with total consolidated assets of $10 billion or more for four consecutive quarters, with the first $10 billion being subtracted from the regular insurance assessment base and certain other potential adjustments being made to determine the surcharge base.  The large institution surcharge became effective July 1, 2016, the first calendar quarter after the deposit insurance fund reserve ratio first reached 1.15% and will continue through the quarter that it first reaches or exceeds 1.35%.  Large institutions pay the quarterly surcharge, in addition to regular assessments, in an amount equal to an annual rate of 4.5 basis points of the surcharge base.  The Bank will be subject to this surcharge starting in the second quarter of 2018.  The surcharge will remain in place through the quarter that the deposit insurance fund reserve ratio first reaches or exceeds 1.35%, but no later than December 31, 2018.  If the deposit insurance fund reserve ratio has not reached 1.35% by that date, the FDIC will impose a shortfall assessment on large institutions in the first quarter of 2019, and collect it on June 30, 2019.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. The Company is subject to Federal Reserve Board regulation, and our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the CFPB and by the SCBFI. Also, as a member of the Federal Home Loan Bank (the “FHLB”), the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

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

By exceeding $10 billion in total consolidated assets, we will be subject to additional regulations and oversight that have not previously been applicable to us and that could materially and adversely affect our revenues and expenses.

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

In addition, banking organizations with more than $10 billion in assets must conduct annual stress tests using various scenarios established by federal regulators. Our first required annual stress test will be as of December 31, 2018 and must be filed with federal regulators in July 2019.  Such stress tests are designed to determine whether a banking organization’s capital planning, assessment of capital adequacy and risk management practices adequately protect the banking organization in the event of certain economic downturn scenarios. A banking organization that is required to perform an annual stress test must establish adequate internal controls, documentation, policies and procedures to ensure that the stress test adequately meets these objectives. Banking organizations that are required to perform an annual stress test must report the results of their stress test to their federal regulator and must consider the results of their stress test as part of their capital planning and risk management practices. Failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, our ability to engage in expansionary activities or make dividend payments to our shareholders.

Furthermore, with respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This new deposit assessment scorecard calculation, which will be applicable to the Bank starting with the second quarter of 2018, considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of a bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Any increase in the Bank’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source.  Second, these institutions are subject to an FDIC surcharge.  Large institutions currently pay the quarterly surcharge, in addition to regular assessments, in an amount equal to an annual rate of 4.5 basis points of the surcharge base.  The Bank will be subject to this surcharge starting in the second quarter of 2018.  The surcharge will remain in place through the quarter that the deposit insurance fund reserve ratio first reaches or exceeds 1.35%, but no later than December 31, 2018.  If the deposit insurance fund reserve ratio has not reached 1.35% by that date, the FDIC will impose a shortfall assessment on these institutions in the first quarter of 2019, and collect it on June 30, 2019.

In addition, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. Beginning on July 1, 2018, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. In 2017, we earned approximately $35 million in bankcard services income and we estimate that our bankcard service income would have been reduced by approximately $16 million if this rule would have been effective for the Company in 2017.   We estimate that when this rule becomes effective in July 2018, our bankcard services income will be reduced by approximately $8.5 million in the last half of 2018.

In anticipation of becoming subject to the heightened regulatory requirements, we have hired and continue to hire additional compliance personnel and implement structural initiatives to address these requirements. However, compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators have required us to take actions to prepare for compliance even before our total consolidated assets equal or exceed $10 billion at the end of four consecutive quarters. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

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

The final rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5% (the minimum common equity Tier 1 risk-based capital ratio plus a fully phased-in capital conservation buffer is 7%);
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement; the minimum Tier 1 risk-based capital ratio plus a fully phased-in capital conservation buffer is 8.5%);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement; the minimum total risk-based capital ratio plus a fully phased-in capital conservation buffer is 10.5%); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital generally consists of instruments that previously qualified as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital; except that the rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions.  Bank holding companies that exceed $15 billion in total consolidated assets through organic growth can also continue to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 Capital until they enter into an acquisition. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

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

We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, we, our directors and our management are the subject of various claims and legal actions by customers, employees, shareholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services.  In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us.  Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition and results of operations.

The effects of the Tax Cuts and Jobs Act (“Tax Reform Act”) on our business have not yet been fully analyzed and could have a significant impact on our net income.

On December 22, 2017, the Tax Reform Act was signed into law. We are in the process of analyzing the Tax Reform Act and its possible effects on the Company and the Bank.  The Tax Reform Act reduces the corporate tax rate to 21% from 35%, among other things.  As a result of this Tax Reform Act, we have revalued our deferred tax items and recorded a provisional $26.6 million income tax expense as of December 31, 2017.  The Company will continue to evaluate the application of this Tax Reform Act and the related interpretations and guidance on our financial position, which could result in additional income tax expense during 2018.

New accounting standards will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards.  The Financial Accounting Standards Board has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective for the calendar year beginning January 1, 2020).  Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected.  The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter.  This differs significantly from the

“incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred.  Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance.  Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.  If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

There is uncertainty surrounding the potential legal, regulatory and policy changes by the current presidential administration in the U.S. that may directly affect financial institutions and the global economy.

The current presidential administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business.  Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry.  The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.  At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

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

Our authorized capital includes 80,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2017, we had 36,759,656 shares of common stock outstanding and had reserved for issuance 223,555 shares underlying options that are or may become exercisable at an average price of $52.25 per share. In addition, as of December 31, 2017, we had the ability to issue 1,045,084 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in a four‑story facility, located at 520 Gervais Street, Columbia, South Carolina, 29201. The main offices of South State Bank and the Midlands region lead branch are also located in this approximately 57,000 square‑foot building. Including this main location, our bank owns 147 properties and leases 66 properties, all of which are used as branch locations or for housing operational units in North and South Carolina, Georgia and Virginia. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 21—Lease Commitments to our audited consolidated financial statements.

Item 3.  Legal Proceedings.

As of December 31, 2017 and the date of this form 10‑K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The table below describes historical information regarding our common equity securities:

	2017	2016	2015	2014	2013
Stock Performance
Dividends per share	$1.32	$1.21	$0.98	$0.82	$0.74
Dividend payout ratio	44.11%	28.91%	23.84%	26.61%	31.91%
Dividend yield (based on the average of the high and low for the year)	1.53%	1.60%	1.39%	1.34%	1.37%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	29.74x	20.91x	17.51x	21.78x	27.95x
Price/book ratio (end of year)	1.39x	1.87x	1.64x	1.64x	1.63x
Common Stock Statistics
Stock price ranges:
High	$94.50	$91.85	$81.80	$68.50	$68.69
Low	78.60	59.19	58.84	53.87	39.56
Close	87.15	87.40	71.95	67.08	66.51
Volume traded on exchanges	30,991,600	22,823,100	23,422,500	18,488,200	15,928,600
As a percentage of average shares outstanding	103.83%	94.31%	96.83%	76.63%	79.29%
Earnings per share, basic	$2.95	$4.22	$4.15	$3.11	$2.41
Earnings per share, diluted	2.93	4.18	4.11	3.08	2.38
Book value per share	62.81	46.82	43.84	40.78	40.72

Quarterly Common Stock Price Ranges and Dividends

	Year Ended December 31,
	2017			2016
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$93.40	$80.25	$0.33	$71.69	$59.19	$0.28
2nd	92.60	80.95	0.33	74.62	61.83	0.30
3rd	90.10	78.60	0.33	77.02	65.69	0.31
4th	94.50	85.10	0.33	91.85	70.75	0.32

As of February 19, 2018, we had issued and outstanding 36,785,071 shares of common stock which were held by approximately 23,800 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol “SSB.”

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

We pay cash dividends to the Company’s shareholders from our assets, which are provided primarily by dividends paid to the Company by our Bank. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends in excess of 100% of net income in any calendar year. For the year ended December 31, 2017, our Bank paid dividends of approximately $63.6 million to the Company, which did not require SCBFI approval. Dividends paid to our shareholders are approved each quarter by the board of directors.

Cumulative Total Return Performance

	Period Ending
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
South State Corporation	$100.00	$167.92	$171.72	$186.67	$230.79	$233.67
NASDAQ Composite Index	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
SNL Southeast Bank Index	$100.00	$135.52	$152.63	$150.24	$199.45	$246.72

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

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  The following table reflects share repurchase activity during the fourth quarter of 2017:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	3,238	*	$92.45	—	1,000,000
November 1 ‑ November 30	771	*	91.35	—	1,000,000
December 1 ‑ December 31	16,632	*	91.16	—	1,000,000
Total	20,641			—	1,000,000

*     For the months ended October 31, 2017, November 30, 2017 and December 31, 2017, total includes 3,238 shares, 771 shares and 16,632 shares, respectively, that were repurchased under arrangements, authorized by our stock‑based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 1,000,000 shares.

Item 6.  Selected Financial Data.

The following table presents selected financial and quantitative data for the five years ended December 31 for South State Corporation:

(Dollars in thousands, except per share)	2017	2016	2015	2014	2013
Balance Sheet Data Period End
Assets	$14,466,589	$8,900,592	$8,557,348	$7,826,227	$7,931,498
Acquired credit impaired loans, net of acquired allowance for loan losses	618,803	602,546	733,870	919,402	1,220,638
Acquired non-credit impaired loans	3,507,907	836,699	1,049,538	1,327,999	1,600,935
Non-acquired loans	6,492,155	5,241,041	4,220,726	3,467,826	2,865,216
Loans, net of unearned income*	10,618,865	6,680,286	6,004,134	5,715,227	5,686,789
Investment securities	1,673,769	1,014,981	1,027,748	826,943	812,603
FDIC receivable for loss share agreements	—	—	4,401	22,161	86,447
Goodwill and other intangible assets	1,073,375	378,188	385,765	366,927	377,596
Deposits	11,532,766	7,334,423	7,100,428	6,461,045	6,554,144
Nondeposit borrowings	503,242	369,131	343,389	322,751	313,461
Shareholders’ equity	2,308,920	1,134,588	1,059,384	984,920	981,469
Number of common shares outstanding	36,759,656	24,230,392	24,162,657	24,150,702	24,104,124
Book value per common share	62.81	46.82	43.84	40.78	40.72
Tangible common equity per common share***	33.61	31.22	27.88	25.59	22.36
Annualized Performance Ratios
Return on average assets	0.77%	1.16%	1.21%	0.95%	0.77%
Return on average equity	5.26	9.17	9.67	7.79	6.90
Return on average tangible common equity***	9.63	14.72	15.97	13.77	11.54
Net interest margin (taxable equivalent)	4.15	4.22	4.58	4.80	4.99
Efficiency ratio	67.07	64.16	64.19	71.41	75.85
Dividend payout ratio	44.11	28.91	23.84	26.61	31.91
Asset Quality Ratios
Allowance for loan losses to period end loans**	0.67%	0.71%	0.81%	1.00%	1.20%
Allowance for loan losses to period end nonperforming loans**	292.95	250.66	181.84	121.12	81.20
Net charge-offs to average loans**	0.04	0.06	0.09	0.16	0.41
Excluding acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.27	0.36	0.65	1.05	1.94
Nonperforming assets to period end total assets	0.12	0.21	0.32	0.47	0.70
Including acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.34	0.58	0.89	1.38	1.88
Nonperforming assets to period end total assets	0.25	0.43	0.63	1.02	1.36
Capital Ratios
Common equity to assets	15.96%	12.75%	12.38%	12.58%	11.55%
Tangible common equity to tangible assets***	9.23	8.88	8.24	8.28	7.13
Tier 1 leverage ratio****	10.36	9.88	9.31	9.47	9.30
Common equity Tier 1 to risk-weighted assets****	11.59	11.66	11.84	—	—
Tier 1 risk-based capital****	12.60	12.43	12.71	13.62	13.58
Total risk-based capital****	13.04	13.04	13.34	14.43	14.47
Other Data
Number of financial centers	182	116	127	127	144
Number of employees (full-time equivalent basis)	2,719	2,055	2,058	2,081	2,106

*            Excludes loans held for sale.

**          Excludes acquired assets.

***        A reconciliation of non‑GAAP measures to GAAP is presented on page 40.

****      The bank regulatory risk-based capital ratios are not comparable in 2017, 2016 and 2015 to 2014 and 2013 due to the adoption of Basel III beginning in January 1, 2015 (see Note 26 – Regulatory Matters).

The table below provides a reconciliation of non‑GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands, except per share)	2017	2016	2015	2014	2013
Adjusted earnings
Net income available to common shareholders (GAAP)	$87,554	$101,282	$99,473	$74,364	$47,865
Securities (gains) losses, net of tax	(946)	(81)	—	1	—
Other‑than‑temporary impairment (OTTI), net of tax	501	—	323	—	—
Early termination of FDIC Loss Share Agreements, net of tax	—	2,938	—	—	—
Provision for income taxes - deferred tax asset revaluation	26,558	—	—	—	—
Merger and conversion related expense, net of tax	31,469	5,960	4,595	16,207	15,514
Net adjusted earnings available to common shareholders (non‑GAAP)	$145,136	$110,099	$104,391	$90,572	$63,379
Adjusted earnings per common share, basic
Earnings per common share, basic (GAAP)	$2.95	$4.22	$4.15	$3.11	$2.41
Effect to adjust for securities (gains) losses, net of tax	(0.03)	(0.00)	—	0.00	—
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	0.02	—	0.01	—	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	0.12	—	—	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	0.89	—	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	1.06	0.24	0.20	0.68	0.78
Adjusted earnings per common share, basic (non‑GAAP)	$4.89	$4.58	$4.36	$3.79	$3.19
Adjusted earnings per common share, diluted
Earnings per common share, diluted (GAAP)	$2.93	$4.18	$4.11	$3.08	$2.38
Effect to adjust for securities (gains) losses, net of tax	(0.03)	(0.00)	—	0.00	—
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	0.01	—	0.01	—	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	0.12	—	—	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	0.89	—	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	1.05	0.25	0.19	0.67	0.78
Adjusted earnings per common share, diluted (non‑GAAP)	$4.85	$4.55	$4.31	$3.75	$3.16
Adjusted return on average assets
Return on Average Assets (GAAP)	0.77%	1.16%	1.21%	0.95%	0.77%
Effect to adjust for securities (gains) losses, net of tax	(0.01)	(0.00)	—	0.00	—
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	0.01	—	0.01	—	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	0.03	—	—	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	0.23	—	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.28	0.07	0.05	0.20	0.25
Adjusted return on average assets (non-GAAP)	1.28%	1.26%	1.27%	1.15%	1.02%
Tangible common equity per common share
Book value per common share (GAAP)	$62.81	$46.82	$43.84	$40.78	$40.72
Effect to adjust for intangible assets	(29.20)	(15.60)	(15.96)	(15.19)	(18.36)
Tangible common equity per common share (non‑GAAP)	$33.61	$31.22	$27.88	$25.59	$22.36
Return on average tangible common equity
Return on average common equity (GAAP)	5.26%	9.17%	9.67%	7.79%	6.99%
Effect to adjust for intangible assets	4.37%	5.55%	6.30%	5.98%	4.55%
Return on average tangible common equity (non‑GAAP)	9.63%	14.72%	15.97%	13.77%	11.54%
Tangible common equity to tangible assets
Common equity to assets (GAAP)	15.96%	12.75%	12.38%	12.58%	11.55%
Effect to adjust for intangible assets	(6.73)%	(3.87)%	(4.14)%	(4.30)%	(4.42)%
Tangible common equity to tangible assets (non‑GAAP)	9.23%	8.88%	8.24%	8.28%	7.13%

Adjusted earnings available to common shareholders, basic adjusted earnings per share, and diluted adjusted earnings per share are non‑GAAP measures and exclude the after‑tax effects of gains or losses on sales of securities, other‑than‑temporary impairment (“OTTI”), merger and conversion related expense, the effects from the early termination of loss share agreements, and the net deferred tax asset revaluation.  The tangible measures above are non‑GAAP measures and exclude the effect of period end or average balance of intangible assets.  The tangible return on equity measures also adds back the after‑tax amortization of intangibles to GAAP basis net income.  Management believes these non‑GAAP financial measures provide additional information that is useful to investors in evaluating the Company’s performance and capital and that may facilitate comparisons with others in the banking industry as well as period‑to‑ period comparisons.  Non‑GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.  Non‑ GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies.  Investors should not consider non‑GAAP measures in isolation or as a substitute for analysis of the company’s results or financial condition as reported under GAAP.

The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2017	2016	2015	2014	2013
Summary of Operations
Interest income	$426,000	$333,163	$338,101	$342,022	$286,348
Interest expense	17,014	8,317	10,328	15,662	12,987
Net interest income	408,986	324,846	327,773	326,360	273,361
Provision for loan losses	11,890	6,819	5,864	6,590	1,886
Net interest income after provision for loan losses	397,096	318,027	321,909	319,770	271,475
Noninterest income	149,147	130,330	115,555	94,696	53,720
Noninterest expense	377,438	294,315	287,089	303,038	250,621
Income before provision for income taxes	168,805	154,042	150,375	111,428	74,574
Provision for income taxes	81,251	52,760	50,902	35,991	25,355
Net income	87,554	101,282	99,473	75,437	49,219
Preferred stock dividends	—	—	—	1,073	1,354
Net income available to common shareholders	$87,554	$101,282	$99,473	$74,364	$47,865
Per Common Share Information
Net income available to common shareholders, basic	$2.95	$4.22	$4.15	$3.11	$2.41
Net income available to common shareholders, diluted	2.93	4.18	4.11	3.08	2.38
Cash dividends	1.32	1.21	0.98	0.82	0.74

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward‑Looking Statements

Statements included in this Report which are not historical in nature are intended to be, and are hereby identified as, forward‑looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward‑looking statements. We caution readers that forward‑looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, among others, the matters described in Part I, Item 1A. Risk Factors of this Report and the following:

•	Credit risk associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed;
•	Interest rate risk involving the effect of a change in interest rates on both the Bank’s earnings and the market value of the portfolio equity;
•	Liquidity risk affecting our Bank’s ability to meet its obligations when they come due;
•	Price risk focusing on changes in market factors that may affect the value of financial instruments which are “marked‑to‑market” periodically;
•	Ownership dilution risk associated with acquisitions in which our stock is issued as consideration for an acquired company;
•

Merger and merger integration risk, including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related‑matters, and the potential inability to identify and successfully negotiate and complete additional successful combinations with potential merger or acquisition partners or to realize the benefits and cost savings sought from, and acceptably limit unexpected liabilities associated with, any such business combinations;

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
•

Regulatory change risk resulting from new laws, rules, regulations, proscribed practices or ethical standards, including the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and including the impact of the recently enacted Tax Cuts and Jobs Act, and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition;

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

•	Increased expenses, loss of revenues, and increased regulatory scrutiny associated with our total assets having exceeded $10.0 billion.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes South State Corporation and its subsidiary’s results of operations for the year ended December 31, 2017 as compared to the year ended December 31, 2016, and the year ended December 31, 2016 as compared to the year ended December 31, 2015, and also analyzes our financial condition as of December 31, 2017 as compared to December 31, 2016. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest‑earning assets, such as loans and investments, and the expense on our interest‑bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest‑earning assets and the rate we pay on our interest‑bearing liabilities.

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

Overview

We achieved net income of $87.6 million, or $2.93 diluted earnings per share (“EPS”), during 2017 compared to net income of $101.3 million, or $4.18 diluted EPS, in 2016.  Net income available to the common shareholders was down $13.7 million, or 13.6% in 2017, due primarily to the following:

•

Higher income tax provision of $28.5 million due to the Tax Reform Act being signed into law in the fourth quarter of 2017 resulting in the Company revaluing its net deferred tax asset from the current maximum rate of 35% to a flat rate of 21% and taking an estimated charge of $26.6 million to income tax expense.

•

Increased interest income of $92.8 million which resulted primarily from an $81.1 million increase in interest income from loans. The increase in loan interest income resulted from a $46.8 million increase in interest income from the non-acquired loan portfolio due to an increase in the non-acquired loan portfolio and in interest rates and from a $34.0 million increase in interest income from the acquired loan portfolio due to loans acquired in the SBFC and PSC acquisitions.  The increase in interest income was also due to an $11.8 million increase in income from investment securities as the average balance increased $437.6 million mainly due to investment securities acquired in the SBFC and PSC acquisitions.

•

Increased interest expense of $8.7 million which resulted from both an increase in the average balance and an increase in cost of interest-bearing liabilities.  The increase in average balance was mainly due to interest-bearing deposits acquired in the SBFC and PSC acquisitions.  The increase in cost of interest-bearing liabilities was due to both the rising rate environment along with cost of liabilities acquired in the SBFC and PSC mergers being higher than the cost of the legacy South State interest-bearing liabilities;

•

Higher provision for loan losses of $5.1 million, resulting primarily from a $3.1 million increase in the provision within the non-acquired loan portfolio.  Growth in the non-acquired loan portfolio increased from $1.0 billion in 2016 to $1.3 billion in 2017.  The increase in provision related to the growth within the non-acquired loan portfolio was partially offset by the continued improvement in our overall asset quality in both non-acquired and acquired loans. The provision for acquired credit impaired loans increased by $1.4 million due to an increase in impairments within certain loan pools.

•

Improved noninterest income totaling $18.8 million resulting primarily from an increase in fees on deposit accounts of $7.0 million.  We also had an increase in trust and investment services income of $5.6 million, recoveries on acquired loans of $2.1 million and less amortization of the FDIC indemnification asset of $5.9 million which resulted from the termination of our loss share agreements during the second quarter of 2016;   Mortgage banking income declined $2.6 million due to less activity with the rising rate environment; and

•

Higher noninterest expense of $83.1 million resulting primarily from an increase salaries and benefits of $29.8 million, $36.4 million in merger and branch consolidation related expenses, information service expense of $4.9 million and $6.8 million in net occupancy and furniture and equipment expense.  These increases were related to increased costs associated with the SBFC and PSC acquisitions in 2017.

At December 31, 2017, net charge offs as a percentage of average non‑acquired loans for 2017 equaled 0.04% compared to 0.06% in 2016, an improvement of 33%.  Non‑acquired nonperforming assets (“NPAs”) decreased to $17.4 million at December 31, 2017 from $18.7 million at December 31, 2016, due to a decrease of $1.5 million in non‑acquired other real estate owned (“OREO”).  NPAs as a percentage of non‑acquired loans and repossessed assets decreased nine basis points to 0.27% at December 31, 2017 as compared to 0.36% at December 31, 2016.  Total NPAs (including acquired NPAs) to total assets at December 31, 2017 were 0.25% compared to 0.43% at the end of 2016. These improvements in NPAs reflect the continued improvement of the real estate market within our local markets and overall improvement in the economy.

Our efficiency ratio increased to 67.1% at December 31, 2017 from 64.2% at both December 31, 2016.  The increase in the efficiency ratio was mainly due to the increase in noninterest expense related to acquisitions in 2017.  On a non-GAAP adjusted basis for December 31, 2017 and 2016, the efficiency ratio was 59.2% and 62.9%, respectively, excluding one-time expenses of merger and branch consolidation related expenses and net gains on sale of securities in 2017 and 2016 and the FDIC loss share early termination costs in 2016.

Our balance sheet strengthened as evidenced by the decline in OREO of $7.1 million, or 38.8%; growth of our non‑acquired loans of $1.3 billion, or 23.9%; and the increase in non‑interest bearing deposits of $848.4 million, or 38.6%.  Our acquired loan portfolio increased by $2.7 billion, or 186.7% in 2017 due to the Southeastern and Park acquisitions.

We continue to remain well‑capitalized with a total risk‑based capital ratio of 13.04% and a Tier 1 leverage ratio of 10.36%, as of December 31, 2017, compared to 13.04% and 9.88%, respectively, at December 31, 2016.  The total risk‑based capital ratio remained flat in 2017 as the increase in risk-weighted assets was offset by the growth in capital through earnings and the acquisitions.  The Tier 1 leverage ratio increased from the prior year primarily due to the percentage increase in Tier 1 capital being greater than the percentage increase in average assets.  We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

At December 31, 2017, we had $14.5 billion in assets and 2,719 full‑ time equivalent employees.  Through our Bank we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

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

Allowance for Acquired Loan Losses

With the First Financial Holdings, Inc., The Savannah Bancorp, Inc. and the PSC acquisitions, the Company segregated the loan portfolio between loans for which there was a discount related, in part, to credit (ASC Topic 310‑30 loans) and loans for which there was not a material discount attributable to credit.  The loans where the discount was not attributable to credit or revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually.  The allowance for loan losses on these loans will be measured and recorded consistent with non‑acquired loans.

Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310‑30 acquired loans from the Company’s initial estimates are recognized as impairment through the provision for loan losses.  Previously, acquired loans that were subject to a loss sharing agreement with the FDIC, the FDIC indemnification asset was adjusted prospectively in a similar, consistent manner with increases and decreases in expected cash flows. However, on June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements.  All assets previously classified as covered became uncovered,  and the Bank will now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.

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

Our stock price has historically traded above its book value and tangible book value.  During 2017, the lowest trading price for our stock was $78.60, and the stock price closed on December 31, 2017 at $87.15, which was above book value and tangible book value.  We evaluated the carrying value of goodwill as of April 30, 2017, our annual test date, and determined that no impairment charge was necessary.  Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2017 or 2016.

On December 22, 2017, the Tax Reform Act was signed into law and includes numerous provisions that impact the Company most notably a reduction in the corporate tax rate from the current maximum rate of 35% to a flat rate of 21%.  As a result, he Company revalued its deferred tax assets and liabilities during 2017 which resulted in the Company recording a non-cash, increase to income tax expense of $26.6 million.  While the Company took significant efforts to estimate the impact of this revaluation, it is possible that additional refinement will be required during 2018.  The Company believes that any refinement will emerge from any measurement period adjustments related to the acquisition of Park Sterling Corporation, recognition of income from acquired loans, and any adjustments resulting from the Company’s 2017 income tax returns filed in 2018.

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

Acquired credit‑impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310‑30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.  Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310‑30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance.  Certain acquired loans, such as lines of credit (consumer and commercial) and loans for which there was no discount attributable to credit are accounted for in accordance with FASB ASC Topic 310‑20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

In accordance with FASB ASC Topic 805, the FDIC Indemnification Assets were initially recorded at fair value, and were measured separately from the loan assets and foreclosed assets because the loss sharing agreements were not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset was measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets would result in impairment of the FDIC indemnification asset and negative accretion through non‑interest income over the shorter of the lives of the FDIC indemnification asset or the underlying loans. Impairment of the underlying covered assets would result in improved cash flows of the FDIC indemnification asset and a credit to the provision for loan losses for acquired loans will result. As noted above, during the second quarter of 2016, the Bank entered into an agreement with the FDIC for the early termination of all of its outstanding loss share agreements.  As a result, the Company no longer has any covered assets.

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

Results of Operations

Consolidated net income available to common shareholders decreased by $13.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The decrease reflects an increase in noninterest expense, an increase in provision for loan losses and an increase in income tax expense.  Partially offsetting this decline was an increase in net interest income and an increase in noninterest income.  Below are key highlights of our results of operations during 2017:

•

Consolidated net income available to common shareholders decreased 13.6% to $87.6 million in 2017 compared with $101.3 million in 2016, and decreased $11.9 million or 12.0% from 2015, when net income available to common shareholders totaled $99.5 million.

•	Basic earnings per common share decreased to $2.95 in 2017 compared with $4.22 in 2016, or 30.1%, and $4.15 in 2015, or 28.9%.
•	Diluted earnings per common share decreased to $2.93 in 2017 compared with $4.18 in 2016, or 29.9%, and $4.11 in 2015, or 28.7%.
•

Book value per common share was $62.81 at the end of 2017, an increase from $46.82 at the end of 2016 and $43.84 at the end of 2015. The increase in 2017 was the result of (1) the percentage increase in shareholders’ equity from net income partially offset by the common stock dividend paid and (2) the increase from equity issued with the acquisitions of PSC and SBFC being greater than the percentage increase in shares outstanding during 2017.  The increase in 2016 was the result of (1) the percentage increase in shareholders’ equity from net income partially offset by the common stock dividend paid and (2) increase in accumulated comprehensive losses being greater than the percentage increase in shares outstanding.

•

Return on average assets decreased to 0.77% in 2017, compared with 1.16% in 2016 and 1.21% in 2015. The decrease in return on average assets for the year ended December 31, 2017 compared to December 31, 2016 was driven by the significant increase in average total assets which increased 30.2%, or $2.6 billion, to $11.4 billion driven mainly by the two acquisitions in 2017.  This compares to a decline in net income of 13.6% which was driven mainly by an increase in income tax expense due to a charge of $26.6 million taken for the revaluation of the deferred tax assets related to the new tax law and an increase in merger related expenses. The decrease in return on average assets for the year ended December 31, 2016 compared to December 31, 2015 was driven by larger increase in average total assets which increased 6.3%, or $516.0 million, to $8.7 billion than the improvement in net income which increased by 1.8%.

•

Return on average common shareholders’ equity decreased to 5.26% in 2017, compared with 9.17% in 2016, and 9.67% in 2015.  The decrease in return on average common shareholders’ equity for the year ended December 31, 2017 compared to December 31, 2016 was driven by an increase in average common shareholders’ equity which increased 50.9%, or $561.6 million, to $1.7 billion compared to a decline in net income of $13.7 million or 13.6%.  The decrease in return on average common shareholders’ equity for the year ended December 31, 2016 compared to December 31, 2015 was driven by a larger increase in average common shareholders’ equity which increased 7.3%, or $75.5 million, to $1.1 billion, and was more than the improvement in net income which increased 1.8%.

•

Our dividend payout ratio increased to 44.11% for the year ended December 31, 2017 compared with 28.91% in 2016 and 23.84% in 2015.  The increase in the dividend payout ratio from 2016 was due to the company increasing its dividends declared compared to net income available to common shareholders which declined $13.7 million or 13.6% in 2017.  Our dividend increased by $0.11 per share, or 9.1%, in 2017 compared to 2016.  The increase from 2015 reflects the percentage increase in our dividend rate being higher than the percentage increase in net income available to common shareholders.  Our dividend increased by $0.23 per share, or 23.5%, in 2016 compared to 2015.

•

Our common equity to assets ratio increased to 15.96% at December 31, 2017 compared with 12.75% in 2016 and 12.38% in 2015.  The increase in 2017 was the result of the percentage increase in shareholders’ equity of 103.5% being greater than the percentage increase in total assets of 62.5%.

Net interest income increased by $84.1 million or 25.9% in 2017 compared to 2016.  The increase in net interest income was due to interest income increasing $92.8 million which was partially offset by an increase in interest expense of $8.7 million.  Interest income increased due to the average balance of interest-earning assets increasing $2.2 billion in 2017, including a $1.2 billion increase in average non-acquired loans, a $768.5 million increase in average acquired loans and a $437.6 million increase in average investment securities.  This increase in the non-acquired loans portfolio was through organic growth as our markets have remained strong in 2017.  The increase in the acquired loan portfolio and in investment securities was due to the acquisitions of SBFC in the first quarter of 2017 and PSC in the fourth quarter of 2017.  The increase in interest income from the increase in the average balance of interest-earning assets was partially offset by a 2 basis point decline in the yield on average interest-earning assets in 2017 compared to 2016.  This decline in yield was mainly due to the decline in the yield of the acquired loan portfolio which decreased by 109 basis points.  This was partially offset by the increase in yield on the non-acquired loan portfolio of three basis points and on the investment portfolio of 15 basis points.   The yield of acquired loans declined due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.  The yield on the non-acquired loan portfolio increased due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2016 which effectively increased the Prime Rate, which is used in pricing for a majority of our variable rate loans and new originated loans.    The yield on the investment portfolio also increased due to rising rates as the Company has made purchases of $245.8 million in 2017 during this rising rate environment while there have been maturities of $193.5 million of securities that were mostly purchased in lower interest rate environments.  The overall increase in net interest income related to changes in interest income was partially offset by an increase in interest expense of $8.7 million.  The increase in interest expense was due to both an increase in the average balance of interest-bearing liabilities of $1.5 billion and an increase in the average cost on interest-bearing liabilities of 9 basis points.  All categories of interest-bearing liabilities increase in 2017 including interest-bearing deposits of $1.5 billion and other borrowings of $47.7 million.  These increases were mainly due to the acquisitions of SBFC in the first quarter of 2017 and PSC in the fourth quarter of 2017.  The increase in the average cost of interest-bearing liabilities was due to higher rates on most categories of interest-bearing liabilities as a result of both the mergers with SBFC and PSC in 2017 whose deposits rates were higher than the Company’s legacy deposit rates and as a result of higher costs related to the rising rate environment.

In the table below, we have reported our results of operations by quarter for the years ended December 31, 2017 and 2016.

Table 1—Quarterly Results of Operations (unaudited)

	2017 Quarters				2016 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$117,824	$104,411	$102,779	$100,986	$82,688	$83,281	$83,379	$83,815
Interest expense	5,550	4,092	3,748	3,624	2,088	2,036	1,980	2,213
Net interest income	112,274	100,319	99,031	97,362	80,600	81,245	81,399	81,602
Provision for loan losses	3,808	2,062	2,313	3,707	622	912	2,728	2,557
Noninterest income	39,098	36,040	37,574	36,435	32,831	35,340	32,118	30,041
Noninterest expense	104,602	81,574	86,539	104,723	75,241	73,191	73,853	72,030
Income before income taxes	42,962	52,723	47,753	25,367	37,568	42,482	36,936	37,056
Income taxes	40,541	17,677	15,930	7,103	13,391	14,387	12,420	12,562
Net income available to common shareholders	$2,421	$35,046	$31,823	$18,264	$24,177	$28,095	$24,516	$24,494
Earnings Per Share
Net income, basic	$0.08	$1.20	$1.09	$0.63	$1.01	$1.17	$1.02	$1.02
Net income, diluted	0.08	1.19	1.08	0.63	1.00	1.16	1.01	1.01
Cash dividends	0.33	0.33	0.33	0.33	0.32	0.31	0.30	0.28

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

The Federal Reserve’s Federal Open Market Committee’s target for Federal funds has increased 125 basis points to a range of 1.25% to 1.50% for the year ended December 31, 2017.  For 2017, this increase in interest rates has effected both our net interest income and net interest margin.  The yields on the non-acquired loan portfolio increased 3 basis points in 2017 and this has contributed to higher interest income and therefore, a positive effect on net interest income and net interest margin.  The Company has also had to increase rates on certain deposit products during 2017 with the increase in interest rates in order to retain deposit balances.  The increase in the rates/costs on the interest-bearing liabilities due to higher interest rates has contributed to higher interest expense, and therefore, a negative effect on net interest income and net interest margin for 2017 as compared to 2016.

Net interest income highlighted for the year ended December 31, 2017:

•	Net interest income increased by $84.1 million, or 25.9%, to $409.0 million during 2017.
•

Higher 2017 net interest income was mainly driven by an increase in interest income due to higher balances of average interest-earning assets including a $1.2 billion increase in non-acquired loans, a $768.5 million increase in acquired loans and a $437.6 million increase in investment securities.  The increase in the non-acquired loans portfolio was through organic growth as our markets have remained good in 2017.  The increase in the acquired loan portfolio and in investment securities was due to the additions of the loan and investment portfolios of SBFC and PSC through acquisitions in 2017.  With the SBFC merger in the first quarter of 2017, the Company acquired a loan portfolio of $1.0 billion and an investment portfolio of $590.0 million.   With the PSC merger in the fourth quarter of 2017, the Company acquired a loan portfolio of $2.3 billion and an investment portfolio of $462.7 million.

•

Higher 2017 interest income driven by the increase in interest-earning assets was partially offset by a decline in yield of interest earning assets of two basis points primarily due to a decline in the acquired loan yield of 109 basis points. The effect from the acquired loan portfolio was partially offset by the increase in yield of three basis points on the non-acquired loan portfolio and by 15 basis point increase in the yield of the investment portfolio.  The yield of acquired loans declined due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.  The yield on the non-acquired loan portfolio increased due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2016 which effectively increased the Prime Rate, which is used in pricing for a majority of our variable rate loans and new originated loans.    The yield on the investment portfolio also increased due to rising rates as the Company has made purchases of $245.8 million in 2017 during this rising rate environment while there have been maturities of $193.5 million of securities that were mostly purchased in lower interest rate environments.

•

Higher net interest income driven by higher interest income was partially offset by higher interest expense of $8.7 million in 2017 compared to 2016.  The increase in interest expense was mainly due to higher cost/rates on our interest bearing liabilities as the average cost of interest-bearing liabilities increase 9 basis points to 0.24% in 2017.    The average cost of interest-bearing deposits increased 8 basis points in 2017 to 0.19%.  The increase in the average cost of interest-bearing liabilities was due to higher rates on most categories of interest-bearing liabilities as a result of both the mergers with SBFC and PSC in 2017 whose deposits rates were higher than the Company’s legacy deposit rates and as a result of higher costs related to the rising rate environment.

•

Higher interest expense in 2017 was also driven by an increase in average interest-bearing liabilities.  All categories of interest-bearing liabilities increased in 2017 including interest-bearing deposits of $1.5 billion and other borrowings of $47.7 million.  These increases were mainly due to the acquisitions of SBFC and PSC in 2017. With the SBFC merger in the first quarter of 2017, the Company acquired total interest-bearing deposits of $1.3 billion and other borrowings of $109.5 million.  With the PSC merger in the fourth quarter of 2017, the Company acquired interest-bearing deposits of $1.9 billion and other borrowings of $340.9 million.  After the SBFC acquisition, the Company paid off $89.0 million of acquired other borrowings and after the PSC acquisition, the Company paid off $300.0 million of acquired other borrowings.

•	Non-taxable equivalent net interest margin decreased 8 basis points to 4.10% from 4.18% in 2016.
•	Net interest margin (taxable equivalent) decreased 7 basis points to 4.15% from 4.22% in 2016.

Net interest income highlighted for the year ended December 31, 2016:

•	Net interest income decreased by $2.9 million, or 0.9%, to $324.8 million during 2016.
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

•	Non-taxable equivalent net interest margin decreased 36 basis points to 4.18% from 4.54% in 2015.
•	Net interest margin (taxable equivalent) decreased 36 basis points to 4.22% from 4.58% in 2015.

Table 2—Yields on Average Interest‑Earning Assets and Rates on Average Interest‑Bearing Liabilities

	Year Ended December 31,
	2017			2016			2015
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$5,914,252	$228,829	3.87%	$4,741,294	$182,083	3.84%	$3,785,243	$151,329	4.00%
Acquired loans, net of acquired ALLL(2)	2,373,287	158,987	6.70%	1,604,740	124,975	7.79%	1,998,104	162,309	8.12%
Loans held for sale	45,571	1,719	3.77%	41,073	1,403	3.42%	54,787	1,936	3.53%
Investment securities:
Taxable	1,225,009	28,165	2.30%	857,288	18,025	2.10%	724,080	16,110	2.22%
Tax‑exempt	193,460	5,591	2.89%	123,628	3,884	3.14%	138,606	4,300	3.10%
Federal funds sold and securities purchased under agreements to resell and time deposits	224,161	2,709	1.21%	406,925	2,793	0.69%	524,645	2,117	0.40%
Total interest‑earning assets	9,975,740	426,000	4.27%	7,774,948	333,163	4.29%	7,225,465	338,101	4.68%
Noninterest‑earning assets:
Cash and due from banks	205,107			172,686			194,381
FDIC receivable for loss share agreements	—			1,294			12,890
Other real estate owned	15,906			24,064			35,725
Other assets	1,197,480			782,030			768,822
Allowance for loan losses	(39,937)			(36,351)			(34,602)
Total noninterest‑earning assets	1,378,556			943,723			977,216
Total assets	$11,354,296			$8,718,671			$8,202,681
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$4,077,742	$4,517	0.11%	$3,329,415	$2,655	0.08%	$3,077,561	$2,777	0.09%
Savings deposits	1,372,948	2,061	0.15%	775,967	472	0.06%	694,071	444	0.06%
Certificates and other time deposits	1,123,824	5,775	0.51%	977,468	2,676	0.27%	1,161,604	4,123	0.35%
Federal funds purchased and securities sold under agreements to repurchase	325,713	1,080	0.33%	320,901	574	0.18%	291,428	395	0.14%
Other borrowings	102,985	3,581	3.48%	55,253	1,940	3.51%	55,817	2,589	4.64%
Total interest‑bearing liabilities	7,003,212	17,014	0.24%	5,459,004	8,317	0.15%	5,280,481	10,328	0.20%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	2,595,596			2,096,929			1,838,562
Other liabilities	89,840			58,647			55,015
Total noninterest‑bearing liabilities	2,685,436			2,155,576			1,893,577
Shareholders’ equity	1,665,648			1,104,091			1,028,623
Total noninterest‑bearing liabilities and shareholders’ equity	4,351,084			3,259,667			2,922,200
Total liabilities and shareholders’ equity	$11,354,296			$8,718,671			$8,202,681
Net interest spread			4.03%			4.14%			4.48%
Impact of interest free funds			0.07%			0.04%			0.06%
Net interest margin (non‑taxable equivalent)			4.10%			4.18%			4.54%
Net interest margin (taxable equivalent)			4.15%			4.22%			4.58%
Net interest income		$408,986			$324,846			$327,773

(1)	Nonaccrual loans are included in the above analysis.
(2)	ALLL is an abbreviation for the allowance for loan losses.

Table 3—Volume and Rate Variance Analysis

	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$45,046	$1,700	$46,746	$38,222	$(7,468)	$30,754
Acquired loans, net of acquired ALLL(4)	59,853	(25,841)	34,012	(31,954)	(5,380)	(37,334)
Loans held for sale	154	162	316	(485)	(48)	(533)
Investment securities:
Taxable	7,732	2,408	10,140	2,964	(1,049)	1,915
Tax exempt(3)	2,194	(487)	1,707	(465)	49	(416)
Federal funds sold and securities purchased under agreements to resell and time deposits	(1,254)	1,170	(84)	(475)	1,151	676
Total interest income	113,725	(20,888)	92,837	7,807	(12,745)	(4,938)
Interest expense on:
Deposits
Transaction and money market accounts	597	1,265	1,862	227	(349)	(122)
Savings deposits	363	1,226	1,589	52	(24)	28
Certificates and other time deposits	401	2,698	3,099	(654)	(793)	(1,447)
Federal funds purchased and securities sold under agreements to repurchase	168	338	506	40	139	179
Other borrowings	1,676	(35)	1,641	(26)	(623)	(649)
Total interest expense	3,205	5,492	8,697	(361)	(1,650)	(2,011)
Net interest income	$110,520	$(26,380)	$84,140	$8,168	$(11,095)	$(2,927)

(1)	The rate/volume variance for each category has been allocated on an equal basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable‑equivalent basis in the above analysis.
(4)	ALLL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2017, 2016, and 2015, noninterest income comprised 26.7%, 28.6%, and 26.1%, respectively, of total net interest income and noninterest income.

Table 4—Noninterest Income for the Three Years

	Year Ended December 31,

(Dollars in thousands)	2017	2016	2015
Fees on deposit accounts	$89,882	$82,897	$74,479
Mortgage banking income	17,954	20,547	21,761
Trust and investment services income	25,401	19,764	20,117
Securities gains, net	1,421	122	—
Other-than-temporary impairment losses	(753)	—	(489)
Amortization of FDIC indemnification asset	—	(5,902)	(8,587)
Recoveries on acquired loans	8,572	6,465	2,974
Other	6,670	6,437	5,300
Total noninterest income	$149,147	$130,330	$115,555

Noninterest income increased 14.4% for the year ended December 31, 2017 compared to 2016 resulting from the following:

•

Fees on deposit accounts increased $7.0 million, or 8.4%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers through the mergers with SBFC and PSC;

•	Trust and investment services income increased by $5.6 million due to the increase in wealth customers added with the SBFC and PSC mergers and through organic growth of the legacy wealth business;

•

Amortization of FDIC indemnification asset decreased $5.9 million as a result of the elimination of the FDIC indemnification asset as the Loss Share Agreements with the FDIC were terminated in the second quarter of 2016;

•

Recoveries on acquired loans increased $2.1 million, or 32.6%, as a result of no longer sharing any recoveries with the FDIC under loss share agreements which were terminated in the second quarter of 2016; partially offset by

•

Mortgage banking income declined by $2.6 million, or 12.6%, which was a result from a decline in the mortgage pipeline and mortgage production during 2017.  This resulted in a $2.8 million decline in secondary mortgage income due to a reduction in the fair value of the mortgage backed security forward and an increase in our costs related to mortgage production.

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

•

Amortization of the FDIC indemnification asset decreased by $2.7 million. This decrease was the result of  the early termination of the FDIC loss share agreements during the second quarter of the 2016 resulting in no amortization of the FDIC indemnification asset in the third and fourth quarters of 2016.

•	Mortgage banking income declined by $1.2 million, or 5.5%, driven primarily from losses related to the valuation and hedging activities around mortgage servicing rights; and
•

Other noninterest income increased $1.1 million, or 21.5%, which was driven primarily by the positive resolution of an acquired credit impaired loan totaling $1.1 million during the second quarter of 2016.

Bankcard Services Income

The Company exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 of the year following the time when our total assets reach or exceed $10 billion, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  In 2017, we earned approximately $35 million in bankcard services income and we estimate that our bankcard service income would have been reduced by approximately $16 million if this rule would have been effective for the Company in 2017.   We estimate that when this rule becomes effective in July 2018, our bankcard services income will be reduced by approximately $8.5 million in the last half of 2018.

Noninterest expense represents the largest expense category for our company.  During 2017, we continued to emphasize careful controls around our noninterest expense, while also working through the SBFC and PSC mergers and growth for support of the $10.0 billion asset threshold.  With that, our expenses increased $83.1 million from 2016, of which $36.4 million was a result of merger related expenses.

Table 5—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Salaries and employee benefits	$194,446	$164,663	$161,304
Net occupancy expense	25,357	21,712	21,105
Information services expense	25,462	20,549	17,810
Furniture and equipment expense	15,568	12,403	11,233
OREO expense and loan related	6,721	6,307	9,595
Bankcard expense	11,298	11,723	9,320
Amortization of intangibles	10,353	7,577	8,324
Supplies, printing and postage expense	6,148	6,279	5,919
Professional fees	5,975	6,702	5,533
FDIC assessment and other regulatory charges	3,924	3,896	4,714
Advertising and marketing	3,963	3,092	3,838
Merger and branch consolidation related expense	44,503	8,081	6,945
Other	23,720	21,331	21,449
Total noninterest expense	$377,438	$294,315	$287,089

Noninterest expense increased 28.2% for the year ended December 31, 2017 compared to 2016 resulting from the following:

•

Salaries and employee benefits expense increased by $29.8 million, or 18.1%. The increase was mainly attributable to the costs associated with the addition of personnel through the SBFC and PSC merger and the hiring of staff to support crossing the $10.0 billion in asset threshold.  The number of full-time equivalent employees increased from 2,055 at December 31, 2016 to 2,719 at December 31, 2017.

•

Merger and branch consolidation related expense increased $36.4 million, or 450.7% during 2017 compared to 2016.  This increase was due to the costs associated with the acquisitions of SBFC and PSC in 2017.  Total merger expense associated with the SBFC and PSC mergers was $23.1 million and $18.4 million, respectively, in 2017.  Of the total merger and branch consolidation related expense in 2016, $5.0 million was related to the SBFC merger and $2.4 million was related to branch consolidation expenses.  The merger related expense mainly consists from change in control payments, severance payments, merger related incentive payments, system conversion costs, investment banking fees, legal costs and vendor contract resolution payments.

•

Information services expense increased $4.9 million in 2017 compared to 2016.  This increase was related to the additional cost associated with facilities, employees and systems added through the mergers with SBFC and PSC;

•

Net occupancy expense and furniture and equipment expense increased by $3.6 million and $3.2 million, respectively, in 2017 as compared to the same period in 2016.  These increases were due to additional costs related to the facilities added through the acquisitions of SBFC and PSC.  From December 31, 2016 to December 31, 2017, the number of branch offices within the Company increased from 118 to 182; and

•	Amortization of intangibles increased $2.8 million due to amortization from the core deposit intangible created with the merger with SBFC and PSC.

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

Income Tax Expense

Our effective tax rate increased to 48.13% at December 31, 2017, compared to 34.25% at December 31, 2016.  The higher effective tax rate is primarily due to $26.6 million of income tax expense recorded as a result of the revaluation of the Company’s net deferred tax asset in connection with the Tax Reform Act signed into law during 2017.  While the company took significant efforts to estimate the impact of this revaluation, it is possible that additional refinement will be required during 2018.  The Company believes that any refinement will emerge from any measurement period adjustments related to the acquisition of Park Sterling Corporation, recognition of income from acquired loans, and any adjustments resulting from the filing of the Company’s 2017 income tax returns in 2018. Based upon current projections, the Company expects the 2018 effective tax rate to be between 22% and 23%. The actual effective tax rate may be different due to changes in the Company’s projected amounts of income, expenses and items that have discrete effects. Additionally, this projection may be impacted by the Company’s continued evaluation of the impact of the Tax Reform Act to include evaluation of any regulatory guidance that may be issued.

Without the impact of this revaluation, the Company’s effective tax rate would have been 32.40% for 2017.  The decrease from the same period in 2016 is primarily related to excess tax benefits associated with vested restricted stock and exercised nonqualified stock options; and an increase in tax-exempt income from bank owned life insurance policies, loans, and securities.

Investment Securities

We use investment securities, the second largest category of interest‑earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. The expected average life of the investment portfolio at December 31, 2017 was approximately 4.49 years, compared with 3.94 years at December 31, 2016. For the year ended December 31, 2017, average investment securities were $1.4 billion, or 14.2% of average earning assets, compared with $980.9 million, or 12.6% of average earning assets for the year ended December 31, 2016. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

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

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Held‑to‑maturity (amortized cost):
State and municipal obligations	$2,529	$6,094	$9,314	$9,659	$12,426
Total held‑to‑maturity	2,529	6,094	9,314	9,659	12,426
Available‑for‑sale (fair value):
Government‑sponsored entities debt	85,509	84,642	162,507	148,197	142,994
State and municipal obligations	220,437	107,402	131,364	137,581	140,651
GSE mortgage‑backed securities	1,340,687	803,577	711,849	517,946	499,479
Corporate securities	4,077	3,784	3,821	3,042	3,667
Total available‑for‑sale	1,650,710	999,405	1,009,541	806,766	786,791
Total other investments	20,530	9,482	8,893	10,518	13,386
Total investment securities	$1,673,769	$1,014,981	$1,027,748	$826,943	$812,603

During 2017, total investment securities increased $658.8 million, or 64.9%, from December 31, 2016. The increase in the investment portfolio was primarily a result of the Company’s two acquisitions in 2017 including the addition of SBFC’s investment portfolio of $590.1 million in the first quarter of 2017 and PSC’s investment portfolio of $462.7 million in the fourth quarter of 2017.  The unrealized loss on the investment portfolio declined $4.2 million and net amortization of premiums was $6.9 million during 2017.   Maturities, calls, and paydowns of investment securities totaled $240.0 million and sales totaled $390.2 million, which was partially offset by purchases of $245.8 million during 2017.  Of the $390.2 million in sales during 2017, $300.6 million were from securities sold from the acquired investment portfolios of SBFC and PSC as the Company restructured those portfolios to fit our investment strategy and to provide liquidity to pay-off some non-core funding.  The decrease in held‑to‑maturity (“HTM”) securities was the result of called state and municipal tax‑exempt securities during 2017. These are generally longer‑maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to typically classify new purchases of municipal securities as available‑for‑sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2017, the fair value of the total investment securities portfolio (including HTM) was $6.9 million, or 0.4%, below its amortized cost basis. Comparable valuations at December 31, 2016 reflected a total investment portfolio fair value that was $2.9 million, or 0.3%, below its amortized cost basis.

Held‑to‑maturity

HTM securities consist solely of some of our tax‑exempt state and municipal securities. The following are highlights:

•	Total HTM securities decreased $3.6 million from the balance at December 31, 2016.
•	The balance of HTM securities represented 0.02% and 0.1% of total assets at December 31, 2017 and 2016, respectively.
•

Interest earned amounted to $187,000, a decrease of $114,000, or 37.9%, from $301,000 in 2016. The average balance of the HTM portfolio decreased by $2.8 million during 2017, as compared to the average during 2016. The overall yield on the HTM portfolio increased by 31 basis points from 2016 and increased by 40 basis point from 2015 attributable to called securities that were purchased in lower interest rate environments.

The expected average life of the held to maturity portfolio was 0.35 years and 0.89 years at December 31, 2017 and 2016, respectively.

Available for sale

Securities available for sale consist mainly of debentures of government‑sponsored entities, state and municipal bonds, and mortgage‑backed securities. At December 31, 2017, investment securities with a fair value and amortized cost of $1.7 billion were classified as available for sale. The adjustment for unrealized losses of $6.9 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available‑for‑sale securities:

•

Total securities available for sale increased $651.3 million, or 65.2%, from the balance at December 31, 2016, primarily a result of the Company’s two acquisitions in 2017 including the addition of SBFC’s investment portfolio of $590.1 million in the first quarter of 2017 and PSC’s investment portfolio of $462.7 million in the fourth quarter of 2017.  The unrealized loss on the investment portfolio declined $4.2 million and net amortization of premiums was $6.9 million during 2017.   Maturities, calls, and paydowns of investment securities totaled $236.4 million and sales totaled $374.9 million, which was partially offset by purchases of $241.3 million in investment securities during 2017.  Of the $374.9 million in sales during 2017, $300.6 million were from securities sold from the acquired investment portfolios of SBFC and PSC as the Company restructured those portfolios to fit our investment strategy and to provide liquidity to pay-off some non-core funding.

•	The balance of securities available for sale represented 11.4% of total assets at December 31, 2017 and 11.2% of total assets at December 31, 2016.
•

Interest income earned in 2017 amounted to $33.0 million, an increase of $11.8 million, or 55.7%, from $21.2 million in the comparable year of 2016. The increase in interest earned reflected a $436.3 million increase in the average balances of securities available for sale and a 17 basis points increase in the yield on available for sale securities, reflecting a higher interest rate environment throughout 2017 compared to 2016.

•

During the third and fourth quarter of 2017, the Company sold all of its equity investments (common stocks traded on an exchange) in anticipation of the accounting change, under ASU No. 2016-01, where changes in fair value will be recognized through net income, and no longer as a component of other comprehensive income or loss, net of tax.  This change is effective after December 15, 2017.

At December 31, 2017, we had 223 securities available for sale in an unrealized loss position, which totaled $12.8 million. See Note 3—Investment Securities in the consolidated financial statements for additional information.

All debt securities available for sale in an unrealized loss position as of December 31, 2017 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. Therefore, we do not consider these investments to be other‑than‑temporarily impaired at December 31, 2017. With respect to equity securities held by the Company during 2017, the Company recorded an OTTI charge of $753,000 related to two equity securities during the third quarter of 2017.  This charge was recorded due to the fact that management made the decision to sell the all equity securities in the third and fourth quarter of 2017, and therefore, no longer had the intent to hold the investments for a period of time sufficient to allow for any anticipated recovery.  We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other‑than‑temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities primarily include our investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock, with no readily determinable market value. The amortized cost and fair value of all these securities are equal at year end. As of December 31, 2017, the investment in FHLB stock represented approximately $17.0 million, or 0.12% of total assets.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(7)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held‑to‑maturity
State and municipal obligations(2)(3)	$—	—%	$655	19.08%	$1,874	6.24%	$—	—%	$2,529	9.57%
Total held‑to‑maturity	—	—%	655	19.08%	1,874	6.24%	—	—%	2,529	9.57%
Available‑for‑sale
Government‑sponsored entities debt(4)	—	—%	52,323	1.36%	33,186	2.51%	—	—%	85,509	1.81%
State and municipal obligations(2)(3)	2,500	3.46%	36,639	3.83%	64,241	4.17%	117,057	4.51%	220,437	4.29%
Mortgage‑backed securities(5)	643	3.71%	12,547	2.17%	271,611	2.42%	1,055,886	2.42%	1,340,687	2.42%
Corporate securities(1)	—	—%	—	—%	—	—%	4,077	3.43%	4,077	3.43%
Total available‑for‑sale	3,143	3.51%	101,509	2.35%	369,038	2.73%	1,177,020	2.63%	1,650,710	2.64%
Total other investments(1)	—	—%	—	—%	—	—%	20,530	2.66%	20,530	2.66%
Total investment securities(6)	$3,143	3.51%	$102,164	2.46%	$370,912	2.75%	$1,197,550	2.63%	$1,673,769	2.65%
Percent of total	1%		6%		22%		71%
Cumulative percent of total	1%		7%		29%		100%

(1)	FHLB and other corporate stocks have no set maturity date and are classified in “Due after 10 Years.”
(2)	Yields on tax‑exempt income have been presented on a taxable‑equivalent basis in the above table.
(3)	The expected average life for state and municipal obligations is 4.18 years; 0.35 years for held‑to‑maturity and 4.22 years for available‑for‑sale.
(4)	The expected average life for government sponsored entities debt securities is 2.29 years.
(5)	The expected average life for mortgage‑backed securities is 4.62 years.
(6)	The expected average life for the total investment securities portfolio is 4.44 years (not including FHLB and corporate stock with no maturity date).
(7)	For available‑for‑sale securities, this total equals total fair value; for held‑to‑maturity securities, this total equals amortized cost.

Loan Portfolio

Our loan portfolio remains our largest category of interest‑earning assets. At December 31, 2017, total loans were $10.6 billion, which was an overall increase of $3.9 billion, or 58.9%, from the balance at the end of 2016.  The addition of $2.3 billion in acquired loans in the PSC acquisition during the 4th quarter of 2017 and $1.0 billion in acquired loans in the SBFC acquisition during the 1st quarter of 2017, partially offset by principal payments, charge offs, and foreclosures, contributed to the increase in the acquired loan portfolio. Non‑acquired loan growth was $1.3 billion, or 23.9%, for 2017 which was made up of a 24.5% increase in consumer real estate loans, a 41.2% increase in commercial non‑owner occupied real estate loans, a 43.1% increase in construction/land development, a 7.2% increase in commercial owner occupied real estate loans, a 16.9% increase in consumer loans, an 8.8% increase in other income producing property and a 21.4% increase in commercial and industrial loans. Average total loans outstanding during 2017 were $8.3 billion, an increase of $1.9 billion, or 30.6%, over the 2016 average of $6.3 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies,

Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

The following table presents a summary of the non‑acquired loan portfolio by type:

Table 8—Distribution of Non‑Acquired Loans by Type

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Real estate:
Commercial non‑owner occupied(1)	$1,839,768	$1,295,179	$889,756	$697,811	$591,122
Consumer(2)	1,967,902	1,580,839	1,338,239	1,070,712	805,309
Commercial owner occupied real estate	1,262,776	1,177,745	1,033,398	907,913	833,513
Commercial and industrial	815,187	671,398	503,808	405,923	321,824
Other income producing property	193,847	178,238	175,848	150,928	143,204
Consumer	378,985	324,238	233,104	189,317	136,410
Other loans	33,690	13,404	46,573	45,222	33,834
Total non‑acquired loans	$6,492,155	$5,241,041	$4,220,726	$3,467,826	$2,865,216

(1)	Includes $830.9 million, $580.1 million, $402.0 million, $364.2 million, and $300.0 million of construction and land development loans at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.
(2)	Includes owner occupied real estate.

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

Table 9—Distribution of Acquired Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial real estate	234,595	218,821	268,058	340,922	463,894
Commercial real estate—construction and development	49,649	44,373	54,272	65,262	114,126
Residential real estate	260,787	258,100	313,319	390,244	481,247
Consumer	51,453	59,300	70,734	85,449	103,998
Commercial and industrial	26,946	25,347	31,193	44,804	68,862
Single pay	—	—	—	86	129
Total acquired credit impaired loans	$623,430	$605,941	$737,576	$926,767	$1,232,256

Acquired loans that are not credit impaired and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310‑20. The following table presents the acquired non‑credit impaired loans by type:

Table 10—Distribution of Acquired Non‑Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Real estate:
Commercial non‑owner occupied(1)	$1,220,523	$44,718	$53,952	$73,575	$116,994
Consumer(2)	1,031,202	569,149	709,075	881,324	1,009,631
Commercial owner occupied real estate	521,818	27,195	39,220	62,065	73,714
Commercial and industrial	398,696	13,641	25,475	41,130	58,773
Other income producing property	196,669	39,342	51,169	65,139	74,566
Consumer	137,710	142,654	170,647	204,766	267,257
Other	1,289	—	—	—	—
Total acquired non‑credit impaired loans	$3,507,907	$836,699	$1,049,538	$1,327,999	$1,600,935

(1)	Includes $403.4 million, $10.1 million, $13.8 million, $24.1 million, and $58.4 million of construction and land development loans at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.
(2)	Includes owner occupied real estate.

Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2017 compared to December 31, 2016:

•	Non-acquired loans were $6.5 billion, or 61.1% or total loans and acquired loans were $4.1 billion, or 38.9% of total loans at December 31, 2017.
•

Non‑acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $3.8 billion and comprised 35.8% of the total loan portfolio. This was an increase of $931.7 million, or 32.4%, over December 31, 2016.  Acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $2.6 billion and comprised 24.7% of the total loan portfolio. This was an increase of $1.6 billion, or 166.1%, over December 31, 2016.

•

Non‑acquired loans secured by commercial real estate, excluding commercial owner occupied loans, increased by $544.6 million, or 42.0%.  Acquired loans secured by commercial real estate, excluding commercial owner occupied loans, increased by $1.2 billion, or 604.0%.

•	Non‑acquired loans secured by consumer real estate grew by $387.1 million, or 24.5%. Acquired loans secured by consumer real estate grew by $464.6 million, or 58.7%.
•

Non-acquired commercial owner occupied real estate loans grew $85.0 million, or 7.2%, from 2016. The balance represented 11.9 % of total loans at December 31, 2017.  Acquired commercial owner occupied real estate loans grew $515.4 million, or 423.2%, from 2016. The balance represented 6.0 % of total loans at December 31, 2017.

Total loan interest income was $389.5 million in 2017, an increase of $81.1 million, or 26.3%, over 2016 loan interest income of $308.5 million. This increase was the result of a $768.5 million increase in the average balance of the acquired loan portfolio from the SBFC and PSC acquisitions in 2017, partially offset by a lower yield of 109 basis points, and a $1.2 billion increase in the average non-acquired loan portfolio in 2017, coupled with an increase in the yield of three basis points.  The 2017 average acquired loan portfolio yield was lower at 6.70%, compared to 7.79% in 2016, the average non-acquired loan portfolio yield in 2017 of 3.87% was higher, compared to 3.84% in 2016. The yield of acquired loans also declined due to the acquired credit impaired loans being renewed and the cash flow from these assets are being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios. The yield on the non-acquired loan portfolio increased due to the Federal Reserve increasing the federal funds target rate 75 basis points since December 2016 which effectively increased the Prime Rate, which is used in pricing for a majority of our variable rate loans and new originated loans.

Non‑acquired loans secured by commercial real estate were comprised of $830.9 million in construction and land development loans and $1.0 billion in commercial non‑owner occupied loans at December 31, 2017. At December 31, 2016, we had $580.5 million in construction and land development loans and $714.7 million in commercial non‑owner occupied loans. Acquired loans secured by commercial real estate were comprised of $447.0 million in construction and land development loans and $919.2 million in commercial non‑owner occupied loans at December 31, 2017. At December 31, 2016, we had $50.0 million in construction and land development loans and $144.1 million in commercial non‑owner occupied loans in the acquired loan portfolio. During 2017, we have seen our total construction and development loan portfolio increase by $647.4 million.  Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.

Non‑acquired loans secured by consumer real estate comprised of $1.5 billion in consumer owner occupied loans and $437.6 million in home equity loans at December 31, 2017. At December 31, 2016, we had $1.2 billion in consumer owner occupied loans and $383.2 million in home equity loans.  Acquired loans secured by consumer real estate comprised of $869.7 million in consumer owner occupied loans and $386.2 million in home equity loans at December 31, 2017. At December 31, 2016, we had $557.5 million in consumer owner occupied loans and $233.7 million in home equity loans.  During 2017, we have seen overall the consumer real estate loan portfolio increase by $851.7 million from 2016.

The table below shows the contractual maturity of the non‑acquired loan portfolio at December 31, 2017.

Table 11—Maturity Distribution of Non‑acquired Loans

December 31, 2017		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$1,839,768	$155,897	$830,158	$853,713
Consumer	1,967,902	69,919	116,052	1,781,931
Commercial owner occupied real estate	1,262,776	87,869	582,255	592,652
Commercial and industrial	815,187	191,459	422,115	201,613
Other income producing property	193,847	34,213	132,973	26,661
Consumer	378,985	26,391	166,792	185,802
Other loans	33,690	33,690	—	—
Total non‑acquired loans	$6,492,155	$599,438	$2,250,345	$3,642,372

At December 31, 2017 and 2016 our non‑acquired commercial non owner‑occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $1.1 billion and $840.3 million, respectively. The adjustable interest rate loan balance in this loan category was $547.2 million and $346.9 million, respectively. The non‑acquired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $1.1 billion and $1.0 billion, respectively. The adjustable interest rate loan balance in this loan category was $40.0 million and $43.3 million, respectively. The non‑acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $538.3 million and $415.7 million, respectively. The adjustable interest rate loan balance in this loan category was $85.4 million and $75.1 million, respectively.

The table below shows the contractual maturity of the acquired non‑credit impaired loan portfolio at December 31, 2017.

Table 12—Maturity Distribution of Acquired Non‑credit Impaired Loans

December 31, 2017		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$1,220,523	$304,483	$541,969	$374,071
Consumer	1,031,202	33,065	96,787	901,350
Commercial owner occupied real estate	521,818	77,579	278,985	165,254
Commercial and industrial	398,696	138,955	181,163	78,578
Other income producing property	196,669	29,135	93,500	74,034
Consumer	137,710	7,141	17,129	113,440
Other	1,289	1,289	—	—
Total acquired non‑credit impaired loans	$3,507,907	$591,647	$1,209,533	$1,706,727

At December 31, 2017 and 2016 our acquired non-credit impaired commercial non owner‑occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $374.3 million and $36.1 million, respectively. The adjustable interest rate loan balance in this loan category was $541.7 million and $6.3 million, respectively. The acquired non-credit impaired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $311.5 million and $21.4 million, respectively. The adjustable interest rate loan balance in this loan category was $132.7 million and $39,000, respectively. The acquired non-credit impaired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $169.5 million and $3.6 million, respectively. The adjustable interest rate loan balance in this loan category was $90.2 million and $1.0 million, respectively.

The table below shows the contractual maturity of the acquired credit impaired loan portfolio at December 31, 2017.

Table 13—Maturity Distribution of Acquired Credit Impaired Loans

December 31, 2017		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Commercial real estate	234,595	47,748	128,959	57,888
Commercial real estate—construction and development	49,649	17,638	27,452	4,559
Residential real estate	260,787	40,084	76,771	143,932
Consumer	51,453	896	5,576	44,981
Commercial and industrial	26,946	7,733	15,815	3,398
Total acquired credit impaired loans	$623,430	$114,099	$254,573	$254,758

At December 31, 2017 and 2016 our acquired credit impaired commercial real estate loans, with fixed rates and maturities greater than a year, had a balance of $163.0 million and $150.2 million, respectively. The adjustable interest rate loan balance in this loan category was $24.0 million and $15.8 million, respectively. The acquired credit impaired commercial construction and development loans, with fixed rates and maturities greater than a year, had a balance of $27.2 million and $26.4 million, respectively. The adjustable interest rate loan balance in this loan category was $4.8 million and $2.9 million, respectively. The acquired credit impaired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $17.2 million and $13.4 million, respectively. The adjustable interest rate loan balance in this loan category was $2.0 million and $180,000, respectively.

Nonaccrual Loans

We place non‑acquired loans and acquired non-credit impaired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due.  Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310‑40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2017 and 2016, total TDRs were $10.8 million and $12.1 million, respectively, of which $9.9 million were accruing restructured loans at December 31, 2017, compared to $10.2 million at December 31, 2016. The Company does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 14—Nonperforming Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-acquired:
Nonaccrual loans	$13,415	$12,485	$15,785	$18,569	$31,333
Accruing loans past due 90 days or more	491	281	300	522	258
Restructured loans	925	1,979	2,662	9,425	10,690
Total nonperforming loans	14,831	14,745	18,747	28,516	42,281
Other real estate owned (“OREO”)(2)	2,415	3,927	8,705	7,947	13,456
Other nonperforming assets(3)	121	71	78	—	—
Total nonperforming assets excluding acquired assets	17,367	18,743	27,530	36,463	55,737
Acquired non-credit impaired:
Nonaccrual loans	9,397	4,728	3,764	7,538	—
Accruing loans past due 90 days or more	50	106	53	108	—
Total acquired nonperforming loans	9,447	4,834	3,817	7,646	—
Acquired OREO and other nonperforming assets:
Acquired covered OREO	—	—	5,751	16,227	27,520
Acquired non‑covered OREO	8,788	14,389	16,098	18,552	23,942
Other acquired nonperforming assets(3)	475	637	546	694	943
Total acquired nonperforming assets(1)	9,263	15,026	22,395	35,473	52,405
Total nonperforming assets	$36,077	$38,603	$53,742	$79,582	$108,142
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.27%	0.36%	0.65%	1.05%	1.94%
Total nonperforming assets as a percentage of total assets	0.12%	0.21%	0.32%	0.47%	0.70%
Nonperforming loans as a percentage of period end loans(4)	0.23%	0.28%	0.44%	0.82%	1.48%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.34%	0.58%	0.89%	1.38%	1.88%
Total nonperforming assets as a percentage of total assets	0.25%	0.43%	0.63%	1.02%	1.36%
Nonperforming loans as a percentage of period end loans(4)	0.23%	0.29%	0.38%	0.63%	0.74%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $16.7 million, $14.8 million, $18.8 million, $48.5 million, and $82.1 million as of December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014, and December 31, 2013, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310‑30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies in the consolidated financial statements.)

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

Total non-acquired nonperforming loans were $14.8 million, or 0.23% of total non-acquired loans, an increase of $86,000, or 1.0%, from December 31, 2016. The increase in nonperforming loans was driven by an increase in commercial and consumer nonaccrual loans, offset by a decrease in restructured loans.  Acquired non-credit impaired nonperforming loans were $9.4 million, or 0.09% of total loans, an increase of $4.6 million, or 95.4%, from December 31, 2016.  The increase in acquired non-credit impaired nonperforming loans was mainly driven by a $4.2 million increase in consumer nonaccrual loans.

Non-acquired nonperforming loans increased by approximately $1.9 million during the fourth quarter of 2017 from the level at September 30, 2017. The increase was mainly due to an increase in commercial nonaccrual loans of $924,000 and consumer nonaccrual loans of $1.0 million. Acquired non-credit impaired nonperforming loans increased by approximately $3.0 million during the fourth quarter of 2017 from the level at September 30, 2017. The increase was mainly due to an increase in consumer nonaccrual loans of $3.6 million offset by an $894,000 decline in acquired non-credit impaired loans 90 days past due and accruing.  The top 10 nonaccrual loans at December 31, 2017 totaled $4.9 million and consisted of one loan located along the coastal region (Beaufort to Myrtle Beach), two in the Low Country region (Orangeburg), two in the Charlotte region, three in the Upstate region (Greenville), and two in the Central region (Columbia). These loans comprise 20.2% of total nonaccrual loans at December 31, 2017 and all are real estate collateral dependent, with the exception of one loan. The Company currently holds specific reserves of $120,000 on one of these ten loans.

At December 31, 2017, non‑acquired OREO decreased by $1.5 million from the balance at December 31, 2016 to $2.4 million. At December 31, 2017, non‑acquired OREO consisted of 15 properties with an average value of $161,000, an increase of $16,000 from December 31, 2016, when we had 27 properties. In the fourth quarter of 2017, we added 5 properties with an aggregate value of $1.1 million into non‑acquired OREO, and we sold 10 properties with a basis of $4.9 million in that same quarter. We recorded a net loss of $316,000 on the properties sold during the quarter.  Our non‑acquired OREO balance of $2.4 million at December 31, 2017 is comprised of 18% in the Low Country region (Orangeburg), 49% in the Central region (Columbia), and 33% in the Upstate region (Greenville).

At December 31, 2017, acquired OREO decreased by $5.6 million from the balance at December 31, 2016 to $8.8 million. At December 31, 2017, non‑acquired OREO consisted of 67 properties with an average value of $131,000, a decrease of $97,000 from December 31, 2016, when we had 63 properties. In the fourth quarter of 2017, we added 37 properties with an aggregate value of $4.1 million into acquired OREO, and we sold 17 properties with a basis of $2.6 million in that same quarter. We recorded a net gain of $212,000 on the properties sold during the quarter.  Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned (“OREO”)  under Critical Accounting Policies and Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company’s OREO policies.)

Potential Problem Loans

Potential problem loans (excluding all acquired loans), which are not included in nonperforming loans, amounted to approximately $5.2 million, or 0.08% of total non‑acquired loans outstanding at December 31, 2017, compared to $8.8 million, or 0.17% of total non-acquired loans outstanding at December 31, 2016. Potential problem loans related to acquired non‑credit impaired loans totaled $13.4 million, or 0.38%, of total acquired non‑credit impaired loans at December 31, 2017, compared to $2.0 million, or 0.24% of total acquired non-credit impaired loans at December 31, 2016. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

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

Beginning with the FFHI business combination, the Company segregated the FFHI acquired loan portfolio into performing loans (“non‑credit impaired”) and credit impaired loans. The acquired non‑credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no allowance for loan losses associated with them at acquisition date. The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method. Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non‑acquired and acquired non‑credit impaired allowance for loan losses. The acquired credit impaired loans will follow the description in the next paragraph.

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

The following tables provide the allocation for the non‑acquired and acquired credit impaired allowance for loan losses. At December 31, 2017, there was no allowance recognized for acquired non‑credit impaired loan losses.

Table 15—Allocation of the Allowance for Non‑Acquired Loan Losses

	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non‑owner occupied	$12,446	28.3%	$9,071	24.7%	$7,684	21.1%	$8,820	20.1%	$10,466	20.6%
Consumer owner occupied	12,918	30.3%	11,031	30.2%	10,141	31.7%	9,695	30.9%	8,851	28.1%
Commercial owner occupied real estate	8,128	19.5%	8,022	22.5%	8,341	24.5%	8,415	26.2%	7,767	29.1%
Commercial and industrial	5,488	12.6%	4,842	12.8%	3,974	11.9%	3,561	11.7%	3,592	11.2%
Other income producing property	1,375	3.0%	1,542	3.4%	1,963	4.2%	2,232	4.4%	2,509	5.0%
Consumer	2,788	5.8%	2,350	6.2%	1,694	5.5%	1,367	5.5%	937	4.8%
Other loans	305	0.5%	102	0.2%	293	1.1%	449	1.2%	209	1.2%
Total	$43,448	100.0%	$36,960	100.0%	$34,090	100.0%	$34,539	100.0%	$34,331	100.0%

*     Loan carrying value in each category, expressed as a percentage of total non‑acquired loans

Table 16—Allocation of the Allowance for Acquired Credit Impaired Loan Losses

	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial real estate	288	37.6%	41	36.1%	56	36.3%	1,579	36.8%	2,119	37.7%
Commercial real estate—construction and development	180	8.0%	139	7.3%	177	7.4%	336	7.0%	2,244	9.3%
Residential real estate	3,553	41.8%	2,419	42.6%	2,986	42.5%	4,387	42.1%	5,132	39.1%
Consumer	461	8.3%	558	9.8%	313	9.6%	275	9.2%	538	8.4%
Commercial and industrial	145	4.3%	238	4.2%	174	4.2%	718	4.9%	1,481	5.5%
Single pay	—	—%	—	—%	—	—%	70	0.0%	104	0.0%
Total	$4,627	100.0%	$3,395	100.0%	$3,706	100.0%	$7,365	100.0%	$11,618	100.0%

*     Loan carrying value in each category, expressed as a percentage of total acquired credit impaired loans

The following table presents changes in the allowance for loan losses on non‑acquired loans for the five years at December 31:

Table 17—Summary of Non‑Acquired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses at January 1	$36,960	$34,090	$34,539	$34,331	$44,378
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(546)	(270)	(375)	(679)	(5,316)
Consumer	(515)	(1,034)	(921)	(1,382)	(2,681)
Commercial owner occupied real estate	—	(118)	(851)	(531)	(2,695)
Commercial and industrial	(776)	(876)	(357)	(1,114)	(1,329)
Other income producing property	(51)	(7)	(102)	(309)	(816)
Consumer	(3,261)	(3,597)	(3,574)	(3,501)	(2,452)
Total charge‑offs	(5,149)	(5,902)	(6,180)	(7,516)	(15,289)
Recoveries:
Real estate:
Commercial non‑owner occupied	1,100	1,424	443	811	1,748
Consumer	516	433	387	340	861
Commercial owner occupied real estate	220	54	31	95	41
Commercial and industrial	343	292	844	264	514
Other income producing property	85	87	85	191	224
Consumer	689	943	1,011	873	836
Total recoveries	2,953	3,233	2,801	2,574	4,224
Net charge‑offs	(2,196)	(2,669)	(3,379)	(4,942)	(11,065)
Provision for loan losses	8,684	5,539	2,930	5,150	1,018
Allowance for loan losses at December 31	$43,448	$36,960	$34,090	$34,539	$34,331
Average loans, net of unearned income	$5,914,252	$4,741,294	$3,785,243	$3,151,482	$2,677,450
Ratio of net charge‑offs to average loans, net of unearned income	0.04%	0.06%	0.09%	0.16%	0.41%
Allowance for loan losses as a percentage of total non‑acquired loans	0.67%	0.71%	0.81%	1.00%	1.20%

*     Net charge‑offs at December 31, 2017, 2016, 2015, 2014, and 2013 include automated overdraft protection (“AOP”) principal net charge‑offs of $1.7 million, $1.8 million, $1.6 million, $1.3 million, and $947,000, respectively, and insufficient fund (“NSF”) principal net charge‑offs of $279,000, $335,000, $441,000, $763,000, and $119,000, respectively that are included in the consumer classification above.

**   Non‑acquired average loans, net of unearned income does not include loans held for sale.

The increase in non‑acquired provision for loan losses in 2017 was primarily due to loan growth and increases in certain loan types during the period that require higher reserves.  Non‑acquired loans grew by more than $1.3 billion, or 23.9%, in 2017.  The following provides highlights for the years ended December 31, 2017 and 2016:

•	Total net charge‑offs decreased $473,000, or 17.7%, for the year ended December 31, 2017 compared to a $710,000, or 21.0%, decrease for the comparable year in 2016.
•	Gross charge‑offs declined from the 2016 levels by $753,000, or 12.8%, and recoveries declined by $280,000, or 8.7%.
•

The decrease in net charge‑offs from December 31, 2016 and December 31, 2017 was due to declines in consumer real estate by $602,000, commercial owner occupied real estate by $284,000, commercial and industrial by $151,000 and consumer by $82,000. These declines were partially offset by the following increases in net charge‑offs: commercial non-owner occupied real estate of $600,000 and other income producing property of $46,000.

•	During the fourth quarter of 2017, the ratio of net charge‑offs to average loans was 0.02% down from 0.04% during the third quarter of 2017 and down from 0.5% in the fourth quarter of 2016.

We have seen noted improvement in the economy and business activity throughout our markets during 2017, and currently expect this trend to continue in 2018.  Excluding acquired loans, non‑acquired non‑accrual loans decreased by $930,000 during 2017 compared to 2016.  The ratio of the ALLL to cover these non‑acquired nonaccrual loans increased from 250.7% at December 31, 2016 to 293.0% at December 31, 2017.

The ALLL increased for the fourth quarter of 2017 compared to the fourth quarter of 2016 due primarily to loan growth and increases in certain loan types during the period that require higher reserves. On a general basis, we consider three‑year historical loss rates on the entire loan portfolio, unless circumstances within a portfolio loan type requires the use of an alternate historical loss rate to better capture the risk within the portfolio. We also consider economic risk, model risk and operational risk when determining the ALLL.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.

The three‑year historical loss rate average on an overall basis decreased from December 31, 2016 due to the removal of much higher historical loss rates in our rolling averages being replaced with recent lower historical loss rates.  This resulted in a decrease of 4 basis points in the ALLL as a percentage of non-acquired loans during 2017. Compared to the third quarter of 2017, the rate remained consistent and was unchanged.

Economic risk declined by three basis points at the end of 2017 as compared to 2016. A decrease of one basis point was reflected in each of the three factors: real estate market exposure, home sales and the unemployment factor. Compared to the third quarter of 2017, there was no adjustment in the economic risk factor.

Model risk overall remained consistent and was unchanged compared to December 31, 2016, and was based upon our experience with the current model which is a more automated solution.  This risk comes from the fact that our ALLL model is not all‑inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Our model has been reviewed by management, the audit committee, and the bank’s primary regulators (including the FDIC and the SCBFI), and we believe it adequately addresses the various inherent risks in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans and classified assets, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  We increased the overall operational risk by two basis points during 2017 compared to December 31, 2016, due primarily to the level of new loan originations experienced in 2017 and due to risk associated with the conversions and the acquisitions of SBFC and PSC during 2017.

On a specific reserve basis, the allowance for loan losses at December 31, 2017 increased by approximately $287,000 from December 31, 2016.  The loan balances being evaluated for specific reserves during the year increased from $21.2 million at December 31, 2016 to $63.4 million at December 31, 2017. The increase in loans being evaluated for specific reserves during 2017 includes builder loans for which greater scrutiny was provided.  All of these loans are performing under their contractual terms.

The following table presents changes in the allowance for loan losses on acquired non‑credit impaired loans for the years ended December 31, 2017 and 2016.  Prior to 2015, there was no material activity in the allowance for loan losses for acquired non‑credit impaired loans.

Table 18—Summary of Acquired Non‑Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Allowance for loan losses at January 1	$—	$—
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(82)	—
Consumer	(1,009)	(428)
Commercial owner occupied real estate	—	39
Commercial and industrial	(71)	(66)
Other income producing property	—	—
Consumer	(468)	(532)
Other loans	—	—
Total charge‑offs	(1,630)	(987)
Recoveries:
Real estate:
Commercial non‑owner occupied	4	4
Consumer	434	211
Commercial owner occupied real estate	2	—
Commercial and industrial	6	9
Other income producing property	8	43
Consumer	23	51
Other loans	—	—
Total recoveries	477	318
Net charge‑offs	(1,153)	(669)
Provision for loan losses	1,153	669
Allowance for loan losses at December 31	$—	$—
Average loans, net of unearned income	$1,768,493	$943,005
Ratio of net charge‑offs to average loans, net of unearned income	0.07%	0.07%

The provision for loan losses on the acquired non-credit impaired loan portfolio was $1.2 million for the year ended December 31, 2017 compared to $669,000 in 2016.  This was an increase of $484,000, or 72.3%.  This increase in the provision was mainly related to a $581,000, or 135.7% increase in consumer real estate charge-offs during 2017 compared to 2016.

The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the five years at December 31.

Table 19—Summary of Acquired Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of the period	$3,395	$3,706	$7,365	$11,618	$17,218
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial real estate	247	1	(499)	(457)	(2,810)
Commercial real estate—construction and development	163	—	(68)	(621)	2,347
Residential real estate	1,662	(129)	99	(406)	1,057
Consumer	(83)	533	336	(111)	442
Commercial and industrial	64	183	(118)	(314)	(1,786)
Single pay	—	—	(2)	2	(168)
Total provision for loan losses before benefit attributable to FDIC loss share agreements	2,053	588	(252)	(1,907)	(918)
Benefit attributable to FDIC loss share agreements:
Commercial real estate	—	—	459	547	2,478
Commercial real estate—construction and development	—	—	74	792	(1,645)
Residential real estate	—	23	228	571	(520)
Consumer	—	—	(107)	141	(412)
Commercial and industrial	—	—	131	371	1,719
Single pay	—	—	1	(2)	166
Total benefit attributable to FDIC loss share agreements	—	23	786	2,420	1,786
Total provision for loan losses charged to operations	2,053	611	534	513	868
Provision for loan losses recorded through the FDIC loss share receivable	—	(23)	(786)	(2,420)	(1,786)
Reductions due to loan removals:
Commercial real estate	—	(16)	(1,024)	(83)	(1,925)
Commercial real estate—construction and development	(122)	(38)	(91)	(1,285)	(1,731)
Residential real estate	(528)	(438)	(1,500)	(339)	(132)
Consumer	(14)	(288)	(298)	(153)	—
Commercial and industrial	(157)	(119)	(426)	(449)	(872)
Single pay	—	—	(68)	(37)	(22)
Total reductions due to loan removals	(821)	(899)	(3,407)	(2,346)	(4,682)
Balance, end of the period	$4,627	$3,395	$3,706	$7,365	$11,618

During 2017, the valuation allowance on acquired credit impaired loans increased by $1.2 million, or 249.1%.  This was the result of impairments of $2.1 million which was recorded through the provision for loan losses, being partially offset by loan removals of $821,000.  This compares to impairments of $588,000 being recorded through the provision for loan losses during 2016, being fully offset by loan removals of $899,000.  The increase in impairments of $1.5 million from 2016 to 2017 was mainly related to residential real estate which increased $1.8 million.

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

Our legacy loan portfolio increased by approximately $1.3 billion, or approximately 23.9%, compared to the balance at December 31, 2016. The acquired loan portfolio increased by $2.7 billion, or 163.9%, from the balance at December 31, 2016 through the acquisitions of SFBC and PSC in 2017.

Our investment securities portfolio increased $658.8 million compared to the balance at December 31, 2016. The increase in the investment portfolio was primarily a result of the Company’s two acquisitions in 2017 including the addition of SBFC’s investment portfolio of $590.1 million in the first quarter of 2017 and PSC’s investment portfolio of $462.7 million in the fourth quarter of 2017.  The unrealized loss on the investment portfolio declined $4.2 million and net amortization of premiums was $6.9 million during 2017.   Maturities, calls, and paydowns of investment securities totaled $240.0 million and sales totaled $390.2 million, which was partially offset by purchases of $245.8 million during 2017.  Of the $390.2 million in sales during 2017, $300.6 million were from securities sold from the acquired investment portfolios of SBFC and PSC as the Company restructured those portfolios to fit our investment strategy and to provide liquidity to pay-off some non-core funding.  The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets.  Total cash and cash equivalents was $377.6 million at December 31, 2017 as compared to $374.4 million at December 31, 2016.

At December 31, 2017 and December 31, 2016, the Company had $43.6 million and $2.9 million, respectively, in traditional, out‑of‑market brokered deposits and $113.3 million and $57.6 million, respectively, of reciprocal brokered deposits. Total deposits increased $4.2 billion, or 57.2%, from December 31, 2016, to $11.5 billion.  This increase was mainly related to the deposits acquired through the mergers with SBFC and PSC, which totaled $3.7 billion at December 31, 2017. The deposits related to SBFC and PSC included $783.5 million in noninterest-bearing transaction accounts, $784.1 million in interest-bearing transaction accounts, $1.4 billion in savings and money market accounts and $714.6 million in certificates of deposit as of December 31, 2017.  These deposit balances do not include new deposits opened in the SBFC and PSC markets.  The Company also had legacy deposit growth of $546.9 million since December 31, 2016, which included an increase in interest-bearing transaction accounts of $220.1 million, savings and money market accounts of $110.0 million, certificates of deposit of $152.0 million and noninterest-bearing transaction account of $64.8 million.  Other borrowings has increased $161.0 million or 372.2% to $216.4 million from the balance at December 31, 2016.   This balance mainly consists of junior subordinated debt of $114.5 million and FHLB borrowings of $100.1 million.    With the mergers with SBFC and PSC, the Company acquired $59.4 million in junior subordinated debt, $360.0 million in FHLB borrowings and $30.0 million senior debt.  As of December 31, 2017 all of the debt acquired except for the junior subordinated debt has either matured or paid off.  The Company did borrow $100.0 million in FHLB short term advances in December 2017 to provide some liquidity related to the PSC acquisition.  To the extent that we employ other types of non‑deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short‑term investments; asset quality; well‑capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time. We expect that these conditions would generally be of a short‑term nature. Under such circumstances, our bank’s reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2017, our bank had total federal funds credit lines of $516.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short‑term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2017, our bank had $364.0 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of 2017. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2017, our bank had a total FHLB credit facility of $1.9 billion with $100.1 million in outstanding advances, $93,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program, and outstanding uses of FHLB letters of credit to secure certain public funds deposits of $6.3 million. We believe that our liquidity position continues to be very adequate and readily available.

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

Asset‑Liability Management and Market Risk Sensitivity

Our earnings and the economic value of our shareholders’ equity may vary in relation to changes in interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates and monitoring the present value of asset and liability portfolios under various interest rate scenarios. The earnings simulation models take into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives. While the simulation models are subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does a static or even a beta‑adjusted interest rate sensitivity gap analysis. The simulation models assist in measuring and achieving growth in net interest income by providing the Asset‑ Liability Management Committee (“ALCO”) a reasonable basis for quantifying and managing interest rate risk. Numerous simulations incorporate an array of interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a measurement of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

From time‑to‑time we enter into interest rate swaps to hedge some of our interest rate risks. For further discussion of the Company’s interest rate swaps, see Note 28—Derivative Financial Instruments in the consolidated financial statements.

Our primary management tool and policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of 200 basis points ratably over a 12‑month period.  Our policy guideline prescribes 8% as the maximum negative impact on net interest income associated with a steady (“ramping”) change in interest rates of 200 basis points over 12 months.  This most‑relied‑upon simulation also uses a strategy (or dynamic) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level.  As of December 31, 2017, the earnings simulations indicated that the impact of a 200 basis point increase / decrease in rates over 12 months would result in an  estimated  5% increase (up 200) and 5.9% decrease (down 200) in net interest income as compared with a flat base case interest rate environment. These simulations in declining‑rate scenarios of larger magnitude are viewed by us and many other depository institutions as being more remote and not as meaningful.  We consider smaller declining rate scenarios in our overall analysis which also illustrate that we are asset sensitive.  So, current simulations indicate that our rate sensitivity is somewhat asset sensitive to the indicated changes in interest rates over an one‑year horizon. Comparatively, as of December 31, 2016, the earnings simulations indicated that the impact of a 200 basis point increase in rates over 12 months would have resulted in an approximate 1.4% increase in net interest income—as compared with a base case interest rate environment.

The shape and non‑parallel shifts of the fixed‑income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture.  For example, in our strategy balance sheet analysis at December 31, 2017, we simulated a curve that flattens with short-term rates rising by approximately 170 basis points with other rates beyond that point rising proportionally to a level that ends approximately 70 basis points higher than the December 31, 2017 30-year yield.  This resulted in estimated net interest income increasing somewhat from a base case.  This is largely attributable to our position in short‑term assets rising quickly in yield.  A simulation of a curve that steepened, caused by a 200 basis points rise in 30‑year yields, and then sloping downward proportionally to the current one‑month rate, would have estimated results that were less beneficial but still slightly positive  on net interest income as deposit rates would rise only modestly and longer‑term loan yields (like mortgages) would increase.

In addition to simulation analysis, we use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates.  This measure assumes no growth or decline in the balance sheet (no management influence) but does assume mortgage‑related prepayments and certain other cash flows occur.  It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses.  The EVE model is essentially a discounted cash flow fair value of all of the Company’s assets, liabilities, and derivatives.  The difference represented by the present value of assets minus the present value of liabilities is defined as the economic value of equity.  At December 31, 2017, the Company’s ratio of EVE‑to‑assets was 15.6% in a current forward rate curve. In hypothetical environments where rates increased / decreased by 200 basis points instantaneously the ratio was 16.3% (up 200) and 13.8% (down 200).

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

During 2017, all categories of deposits increased significantly from 2016.  The increase was mainly related to the deposits acquired through the mergers with SBFC and PSC, which totaled $3.7 billion at December 31, 2017.  The deposits related to SBFC and PSC included $783.5 million in noninterest-bearing transaction accounts, $784.1 million in interest-bearing transaction accounts, $1.4 billion in savings and money market accounts and $714.6 million in certificates of deposit at December 31, 2017.  These deposit balances do not include new deposits opened in the SBFC and PSC markets.  The Company also had legacy deposit growth $546.9 million since December 31, 2017, which included an increase in interest-bearing transaction accounts of $220.1 million, savings and money market accounts of $110.0 million, certificates of deposit of $152.0 million and noninterest-bearing transaction account of $64.8 million.  During 2017, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits), which are normally lower cost funds from certificate of deposit balances.

The following table presents total deposits for the five years at December 31:

Table 21—Total Deposits

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Demand deposits	$3,047,432	$2,199,046	$1,976,480	$1,639,953	$1,486,445
Savings deposits	1,443,918	799,615	735,961	655,132	647,648
Interest‑bearing demand deposits	5,300,108	3,461,004	3,293,942	2,927,820	2,893,646
Total savings and interest‑bearing demand deposits	6,744,026	4,260,619	4,029,903	3,582,952	3,541,294
Certificates of deposit	1,738,384	872,773	1,092,750	1,237,140	1,525,567
Other time deposits	2,924	1,985	1,295	1,000	838
Total time deposits	1,741,308	874,758	1,094,045	1,238,140	1,526,405
Total deposits	$11,532,766	$7,334,423	$7,100,428	$6,461,045	$6,554,144

Acquisitions were the primary driver of growth in total deposits at December 31, 2017. Total deposits at December 31, 2017, obtained from the SBFC acquisition and the PSC acquisition, were $1.2 billion and $2.4 billion, respectively. Organic growth increased in all deposit categories as well, at December 31, 2017 when compared to 2016, by $546.9 million. The following are key highlights regarding overall growth in total deposits:

•

Total deposits increased $4.2 billion, or 57.2%, for the year ended December 31, 2017, driven by the increases noted above. For the year ended December 31, 2016, total deposits increased $234.0 million, or 3.3% from the year ended December 31, 2015, driven largely by the increase in demand deposits, savings deposits and interest-bearing demand deposits.

•

Noninterest‑bearing deposits (demand deposits) increased by $848.4 million, or 38.6%, for the year ended December 31, 2017, driven largely by the addition of $536.2 million from the PSC acquisition and $247.3 million from the SBFC acquisition.

•

Total savings, money market and interest‑bearing demand deposits increased $2.5 billion for the year ended December 31, 2017, largely driven by the addition of $1.3 billion from the PSC acquisition and $880.3 million from the SBFC acquisition. Savings deposits increased $644.3 million, or 80.6%, money market (Market Rate Checking) deposits increased $834.8 million, or 49.7%, and other interest‑bearing deposits (NOW, IOLTA, and other) increased $1.0 billion, or 56.4%.

•	At December 31, 2017, the ratio of savings, interest‑bearing, and time deposits to total deposits was 73.6%, an increase from 70.0% at the end of 2016.

The following are key highlights regarding overall growth in average total deposits:

•	Total deposits averaged $9.2 billion in 2017, an increase of 27.7% from 2016.
•	Average interest‑bearing deposits increased by $1.5 billion, or 29.3%, in 2017 compared to 2016.
•	Average noninterest‑bearing demand deposits increased by $498.7 million, or 23.8%, in 2017 compared to 2016.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 22—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2017	2016	% Change
Within three months	$57,124	$30,256	88.80%
After three through six months	39,550	9,388	321.28%
After six through twelve months	106,810	19,784	439.88%
After twelve months	121,823	24,276	401.82%
	$325,307	$83,704	288.64%

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

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2017, shareholders’ equity was $2.3 billion, an increase of $1.2 billion, or 103.5%, from at December 31, 2016. The driving factor for this increase from 2016 is the equity issued with the SBFC and PSC acquisitions totaling $1.1 billion.  It was also driven by net income of $87.6 million, partially offset by the dividend paid to common shareholders of $38.6 million during the year and other comprehensive losses of $2.2 million for the year ended December 31, 2017.  Our equity‑to‑assets ratio increased to 15.96% at December 31, 2017 from 12.75% at December 31, 2016 due to the percentage increase in equity of 103.5% being greater than the percentage increase in total assets of 83.5%.

The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s rule, which took effect in early April 2005, permits bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non‑consolidated securities during 2005, positively impacting Tier I Capital. In November of 2007, we acquired the Scottish Bank and an additional $3.0 million of non‑consolidated junior subordinated debt securities. In December of 2012, we acquired $9.2 million of non‑consolidated junior subordinated debt securities through the Savannah acquisition. In July of 2013, we acquired an additional $46.1 million of non‑consolidated junior subordinated debt securities through the FFHI merger which we redeemed in January of 2015. In January 2017, we acquired $18.5 million of non-consolidated junior subordinated debt securities through the SBFC merger and in November 2017, we acquired $40.9 million of non-consolidated junior subordinated debt securities through the PSC merger. (See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

Pursuant to the Basel III capital rules adopted by the bank regulatory agencies in July 2013, financial institutions with less than $15 billion in total assets, such as the Company, may continue to include their TRUPs issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any TRUPs issued after such date.  A financial institution may continue to include its TRUPs in Tier 1 capital if it exceeds $15 billion in total assets through organic growth but if it exceeds $15 billion in total assets through an acquisition or enters into an acquisition after exceeding $15 billion in total assets through organic growth, then the TRUPs would no longer be included in Tier 1 capital.

Table 23—Capital Adequacy Ratios

	December 31,
(In percent)	2017	2016	2015
Common equity Tier 1 risk-based capital	11.59	11.66	11.84
Tier 1 risk‑based capital	12.60	12.43	12.71
Total risk‑based capital	13.04	13.04	13.34
Tier 1 leverage	10.36	9.88	9.31

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

We pay cash dividends to shareholders from funds provided mainly by dividends received from our Bank. Dividends paid by our bank are subject to certain regulatory restrictions. The approval of the South Carolina Board of Financial Institutions (“SCBFI”) is required to pay dividends that exceeds 100% of net income in any calendar year.  As of December 31, 2017, approximately $31.2 million of the bank’s current year net income was available for distribution to the Company as dividends without prior regulatory approval.   No special dividend approval was needed from the SCBFI during 2015, 2016 or 2017.  The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 24—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Dividend payments to common shareholders	$38,623	$29,285	$23,710
Dividend payout ratios	44.11%	28.91%	23.84%

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

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2017 and 2016, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk‑based capital. Based on this criteria, we had four such credit concentrations at December 31, 2017, including loans to religious organizations, construction loans, loans to lessors of nonresidential buildings (except mini‑warehouses), and loans to lessors of residential buildings. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

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

At December 31, 2017, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $2.9 billion through various types of lending arrangements. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $30.4 million at December 31, 2017. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2017. Long‑term debt obligations totaling $216.4 million include junior subordinated debt. Operating lease obligations of $45.0 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21 of the audited consolidated financial statements.

Table 25—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$216,385	$100,007	$14	$15	$116,349
Operating lease obligations	44,965	6,301	10,785	9,371	18,508
Total	$261,350	$106,308	$10,799	$9,386	$134,857

*     Represents principal maturities.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

See “Asset‑Liability Management and Market Risk Sensitivity” on page 74 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.  Financial Statements and Supplementary Data.

See Table 1 on page 50 for our unaudited quarterly results of operations and the pages beginning with F‑1 for our audited consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017, in accordance with Rule 13a‑15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2017, were effective to provide reasonable assurance regarding our control objectives.

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

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed in connection with the our 2018 Annual Meeting of Shareholders under the caption “Election of Directors,” under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  We incorporate such required information herein by reference.

Item 11.  Executive Compensation.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed in connection with our 2018 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year‑End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Deferred Compensation Plan,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”  We incorporate such required information herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2017, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	223,555	$52.25	1,134,608
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 1,134,608 number of securities available for future issuance in the table above are a total of 89,524 shares remaining from the authorized total of 363,825 under the Company’s 2002 Employee Stock Purchase Plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

Other information required to be disclosed by this item will be disclosed under the captions “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” in the definitive proxy statement of the Company to be filed in connection with our 2018 Annual Meeting of Shareholders.  We incorporate such required other information herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement of the Company to be filed in connection with our 2018 Annual Meeting of Shareholders.  We incorporate such required information herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in the definitive proxy statement of the Company to be filed in connection with our 2018 Annual Meeting of Shareholders.  We incorporate such required information herein by reference.

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
2.1

Agreement and Plan of Merger, dated as of April 26, 2017, by and between Park Sterling Corporation and South State Corporation (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K filed on May 1, 2017)

3.1

Amended and Restated Articles of Incorporation of South State Corporation, filed October 24, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on October 28, 2014)

3.2

Amended and Restated Articles of Incorporation of South State Corporation, filed October 25, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on October 27, 2017)

3.3	Amended and Restated Bylaws of South State Corporation, dated January 21, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on January 27, 2016)

4.1	Specimen South State Corporation Common Stock Certificate (incorporated by reference as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

4.2	Articles of Incorporation (included as Exhibits 3.1 and 3.2)

4.3	Bylaws (included as Exhibit 3.3)

Exhibit No.	Description of Exhibit
4.4

Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

4.5

Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

4.6

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust I Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

4.7

Indenture between SCBT Financial Corporation, as Issuer, and Wilmington Trust Company, as Debenture Trustee, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

4.8

Guarantee Agreement between SCBT Financial Corporation and Wilmington Trust Company, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

4.9

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, Wilmington Trust Company, as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust II Common Securities Certificate and the Preferred Securities Certificate, dated as of April 7, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed on April 13, 2005)

4.10

Indenture between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, as Trustee, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

4.11

Guarantee Agreement between SCBT Financial Corporation and JPMorgan Chase Bank, National Association, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

4.12

Amended and Restated Declaration of Trust among SCBT Financial Corporation, as Sponsor, JPMorgan Chase Bank, National Association, as Institutional Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrators named therein, including exhibits containing the related forms of the SCBT Capital Trust III Capital Securities Certificate and the Common Securities Certificate, dated as of July 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on July 22, 2005)

4.12

First Supplemental Indenture, dated as of January 3, 2017, among South State Corporation, Southeastern Bank Financial Corporation and U.S. Bank National Association, as trustee, relating to Southeastern Bank Financial Statutory Trust I (incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K filed on January 4, 2017)

Exhibit No.	Description of Exhibit
4.13

First Supplemental Indenture, dated as of January 3, 2017, among South State Corporation, Southeastern Bank Financial Corporation and U.S. Bank National Association, as trustee, relating to Southeastern Bank Financial Trust II (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8‑K filed on January 4, 2017)

10.1*

SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.2*

Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.3*

Second Amended and Restated Employment and Non‑Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.4*

Second Amended and Restated Employment and Non‑Competition Agreement between SCBT Financial Corporation and Joseph E. Burns, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.5*

Amended and Restated Employment and Non‑Competition Agreement between SCBT Financial Corporation and John Windley, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.6*

Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.7*

Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.8*	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on January 6, 2009)

10.9

Amended and Restated SCBT, N.A. Deferred Income Plan, executed on November 30, 2010, to be effective as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on December 6, 2010)

10.10

Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on February 2, 2011)

10.11*	Executive Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on July 27, 2012)

Exhibit No.	Description of Exhibit
10.12*

South State Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) (incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2017 Annual Meeting of Shareholders)

10.13

Form of Restricted Stock Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on January 22, 2013)

10.14

Form of Stock Option Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on January 22, 2013)

10.15	Form of Restricted Stock Unit Agreement under the South State Corporation Omnibus Stock and Performance Plan

10.16*	SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2017)

10.17*

Transition and Advisory Agreement, dated as of January 31, 2014, between SCBT, First Financial Holdings, Inc. (f/k/a SCBT Financial Corporation) and R. Wayne Hall (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on February 4, 2014)

10.18

Credit Agreement, dated as of October 28, 2013, by and between First Financial Holdings, Inc., as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on October 29, 2013)

10.19

Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on October 31, 2014)

10.20

Amendment No. 2, dated as of November 5, 2015, executed an amendment to its credit agreement with the Lender, U.S. Bank National Association to extend its $20.0 million unsecured line of credit through November 15, 2015 (incorporated by reference to the information set forth under Item 5.  Other information, of South State Corporation’s Form 10-Q, filed on November 6, 2015.

10.21

Amendment No. 3, dated as of November 16, 2015, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on November 20, 2015)

10.22

Amendment No. 4, dated as of November 15, 2016, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on November 17, 2016)

10.23

Amendment No. 5, dated as of November 15, 2017, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 17, 2017)

Exhibit No.	Description of Exhibit
10.24

Assumption Letter, dated as of January 3, 2017, between South State Corporation and U.S. Bank National Association, as trustee, relating to Southeastern Bank Financial Statutory Trust I (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on January 4, 2017)

10.25

Assumption Letter, dated as of January 3, 2017, between South State Corporation and U.S. Bank National Association, as trustee, relating to Southeastern Bank Financial Trust II (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on January 4, 2017)

21	Subsidiaries of the Registrant

23	Consent of Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a‑14(a) Certification of the Principal Executive Officer

31.2	Rule 13a‑14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial statements from the Annual Report on Form 10‑K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

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
101

The following financial statements from the Annual Report on Form 10‑K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 23rd day of February, 2018.

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

Signature	Title	Date

/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.	Chief Executive Officer and Director	February 23, 2018

/s/ John C. Pollok	Senior Executive Vice President, Chief Financial
John C. Pollok	Officer, Chief Operating Officer, and Director	February 23, 2018

/s/ Keith S. Rainwater	Executive Vice President and Principal
Keith S. Rainwater	Accounting Officer	February 23, 2018

/s/ Robert R. Horger
Robert R. Horger	Chairman of the Board of Directors	February 23, 2018

/s/ Jimmy E. Addison
Jimmy E. Addison	Director	February 23, 2018

/s/ James c. cherry
James C. Cherry	Director	February 23, 2018

/s/ Jean e. davis
Jean E. Davis	Director	February 23, 2018
/s/ Martin B. Davis
Martin B. Davis	Director	February 23, 2018

Signature	Title	Date

/s/ Paula Harper Bethea
Paula Harper Bethea	Director	February 23, 2018

/s/ Robert H. Demere, Jr.
Robert H. Demere, Jr.	Director	February 23, 2018

/s/ Cynthia A. Hartley
Cynthia A. Hartley	Director	February 23, 2018

/s/ Thomas J. johnson
Thomas J. Johnson	Director	February 23, 2018

/s/ grey B. murray
Grey B. Murray	Director	February 23, 2018

/s/ Thomas J. Johnson
Thomas J. Johnson	Director	February 23, 2018

/s/ James W. Roquemore
James W. Roquemore	Director	February 23, 2018

/s/ Thomas E. Suggs
Thomas E. Suggs	Director	February 23, 2018

/s/ Kevin P. Walker
Kevin P. Walker	Director	February 23, 2018

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

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management's assessment of internal control over financial reporting as of December 31, 2017 has excluded the operations of the former Park Sterling Corporation, which merged with and into the Company on November 30, 2017. The operations of the former Park Sterling Corporation constituted 2.5 percent of consolidated revenue (total net interest income and total noninterest income) for the year ended December 31, 2017, and 23.2 percent of consolidated total assets as of December 31, 2017.

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ South State Corporation

Columbia, South Carolina

February 23, 2018

www.SouthStateBank.com

(800) 277‑2175 | P.O. Box 1030 | Columbia, South Carolina | 29202‑1030

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of South State Corporation

Opinion on Internal Control Over Financial Reporting

We have audited South State Corporation (the “Company”)’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, South State Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of South State Corporation as of December 31, 2017 and 2016, and for each of the years in the three years ended December 31, 2017, and our report dated February 23, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in management’s report on internal control over financial reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded Park Sterling Corporation acquired on November 30, 2017. We have also excluded Park Sterling Corporation from the scope of our audit of internal control over financial reporting. Park Sterling Corporation constituted 2.5 percent of consolidated revenue (total net interest income and total noninterest income) for the year ended December 31, 2017, and 23.2 percent of consolidated total assets as of December 31, 2017.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

February 23, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

South State Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of South State Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2007.

Atlanta, Georgia

February 23, 2018

South State Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$255,775	$201,966
Interest-bearing deposits with banks	117,635	36,241
Federal funds sold and securities purchased under agreements to resell	4,217	136,241
Total cash and cash equivalents	377,627	374,448
Investment securities:
Securities held to maturity (fair value of $2,556 and $6,250, respectively)	2,529	6,094
Securities available for sale, at fair value	1,650,710	999,405
Other investments	20,530	9,482
Total investment securities	1,673,769	1,014,981
Loans held for sale	70,890	50,572
Loans:
Acquired credit impaired, net of allowance for loan losses	618,803	602,546
Acquired non-credit impaired	3,507,907	836,699
Non-acquired	6,492,155	5,241,041
Less allowance for non-acquired loan losses	(43,448)	(36,960)
Loans, net	10,575,417	6,643,326
Other real estate owned	11,203	18,316
Premises and equipment, net	255,565	183,510
Bank owned life insurance	225,132	104,148
Deferred tax assets	45,902	31,123
Mortgage servicing rights	31,119	29,037
Core deposit and other intangibles	73,789	39,848
Goodwill	999,586	338,340
Other assets	126,590	72,943
Total assets	$14,466,589	$8,900,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,047,432	$2,199,046
Interest-bearing	8,485,334	5,135,377
Total deposits	11,532,766	7,334,423
Federal funds purchased and securities sold under agreements to repurchase	286,857	313,773
Other borrowings	216,385	55,358
Other liabilities	121,661	62,450
Total liabilities	12,157,669	7,766,004
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock - $2.50 par value; authorized 80,000,000 and 40,000,000 shares, respectively; 36,759,656 and 24,230,392 shares issued and outstanding, respectively	91,899	60,576
Surplus	1,807,601	711,307
Retained earnings	419,847	370,916
Accumulated other comprehensive loss	(10,427)	(8,211)
Total shareholders’ equity	2,308,920	1,134,588
Total liabilities and shareholders’ equity	$14,466,589	$8,900,592

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Loans, including fees	$389,535	$308,461	$315,574
Investment securities:
Taxable	28,165	18,025	16,110
Tax-exempt	5,591	3,884	4,300
Federal funds sold and securities purchased under agreements to resell	2,709	2,793	2,117
Total interest income	426,000	333,163	338,101
Interest expense:
Deposits	12,353	5,803	7,344
Federal funds purchased and securities sold under agreements to repurchase	1,080	574	395
Other borrowings	3,581	1,940	2,589
Total interest expense	17,014	8,317	10,328
Net interest income	408,986	324,846	327,773
Provision for loan losses	11,890	6,819	5,864
Net interest income after provision for loan losses	397,096	318,027	321,909
Noninterest income:
Fees on deposit accounts	89,882	82,897	74,479
Mortgage banking income	17,954	20,547	21,761
Trust and investment services income	25,401	19,764	20,117
Securities gains, net	1,421	122	—
Other-than-temporary impairment ("OTTI")	(753)	—	(489)
Recoveries on acquired loans	8,572	6,465	2,976
Amortization of FDIC indemnification asset, net	—	(5,902)	(8,587)
Other	6,670	6,437	5,298
Total noninterest income	149,147	130,330	115,555
Noninterest expense:
Salaries and employee benefits	194,446	164,663	161,304
Net occupancy expense	25,357	21,712	21,105
Information services expense	25,462	20,549	17,810
Furniture and equipment expense	15,568	12,403	11,233
OREO expense and loan related	6,721	6,307	9,595
Bankcard expense	11,298	11,723	9,320
Amortization of intangibles	10,353	7,577	8,324
Supplies, printing and postage expense	6,148	6,279	5,919
Professional fees	5,975	6,702	5,533
FDIC assessment and other regulatory charges	3,924	3,896	4,714
Advertising and marketing	3,963	3,092	3,838
Merger and branch consolidation related expense	44,503	8,081	6,945
Other	23,720	21,331	21,449
Total noninterest expense	377,438	294,315	287,089
Earnings:
Income before provision for income taxes	168,805	154,042	150,375
Provision for income taxes	81,251	52,760	50,902
Net income	$87,554	$101,282	$99,473
Earnings per common share:
Basic	$2.95	$4.22	$4.15
Diluted	$2.93	$4.18	$4.11
Dividends per common share	$1.32	$1.21	$0.98
Weighted average common shares outstanding:
Basic	29,686	23,998	23,966
Diluted	29,922	24,219	24,224

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$87,554	$101,282	$99,473
Other comprehensive income:
Unrealized losses on securities:
Unrealized holding losses arising during period	(3,486)	(6,821)	(5,142)
Tax effect	1,329	2,600	1,961
Reclassification adjustment for (gains) losses and OTTI included in net income	(668)	(122)	489
Tax effect	255	47	(187)
Net of tax amount	(2,570)	(4,296)	(2,879)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(22)	(55)	(168)
Tax effect	9	21	64
Reclassification adjustment for losses included in interest expense	275	275	305
Tax effect	(105)	(105)	(116)
Net of tax amount	157	136	85
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	(589)	(1,202)	(2,229)
Tax effect	224	453	897
Reclassification adjustment for changes included in net income	908	920	1,021
Tax effect	(346)	(351)	(389)
Net of tax amount	197	(180)	(700)
Other comprehensive loss, net of tax	(2,216)	(4,340)	(3,494)
Comprehensive income	$85,338	$96,942	$95,979

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

							Accumulated
							Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2014	—	$—	24,150,702	$60,377	$701,764	$223,156	$(377)	$984,920
Comprehensive income:
Net income	—	—	—	—	—	99,473	—	99,473
Other comprehensive loss, net of tax effects	—	—	—	—	—	—	(3,494)	(3,494)
Total comprehensive income								95,979
Cash dividends declared on common stock at $0.98 per share	—	—	—	—	—	(23,710)	—	(23,710)
Employee stock purchases	—	—	13,536	34	874	—	—	908
Stock options exercised	—	—	35,360	89	1,026	—	—	1,115
Restricted stock awards	—	—	44,105	110	(110)	—	—	—
Common stock repurchased -2004 buyback plan	—	—	(60,000)	(150)	(4,119)	—	—	(4,269)
Common stock repurchased	—	—	(21,046)	(53)	(1,309)	—	—	(1,362)
Share-based compensation expense	—	—	—	—	5,803	—	—	5,803
Balance, December 31, 2015	—	$—	24,162,657	$60,407	$703,929	$298,919	$(3,871)	$1,059,384
Comprehensive income:
Net income	—	—	—	—	—	101,282	—	101,282
Other comprehensive loss, net of tax effects	—	—	—	—	—	—	(4,340)	(4,340)
Total comprehensive income								96,942
Cash dividends declared on common stock at $1.21 per share	—	—	—	—	—	(29,285)	—	(29,285)
Employee stock purchases	—	—	14,516	36	889	—	—	925
Stock options exercised	—	—	63,527	158	2,046	—	—	2,204
Restricted stock awards	—	—	42,226	106	(106)	—	—	—
Stock issued pursuant to restricted stock units	—	—	35,903	90	(90)	—	—	—
Common stock repurchased -2004 buyback plan	—	—	(32,900)	(82)	(2,048)	—	—	(2,130)
Common stock repurchased	—	—	(55,537)	(139)	(3,712)	—	—	(3,851)
Excess tax benefits in connection with equity awards	—	—	—	—	4,178	—	—	4,178
Share-based compensation expense	—	—	—	—	6,221	—	—	6,221
Balance, December 31, 2016	—	$—	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income:
Net income	—	—	—	—	—	87,554	—	87,554
Other comprehensive loss, net of tax effects	—	—	—	—	—	—	(2,216)	(2,216)
Total comprehensive income								85,338
Cash dividends declared at $1.32 per share	—	—	—	—	—	(38,623)	—	(38,623)
Employee stock purchases	—	—	12,798	32	1,023	—	—	1,055
Stock options exercised	—	—	59,480	149	1,816	—	—	1,965
Restricted stock awards	—	—	21,628	53	(53)	—	—	—
Stock issued pursuant to restricted stock units	—	—	37,802	95	(95)	—	—	—
Common stock issued for Southeastern Bank Financial Corp. acquisition	—	—	4,978,338	12,446	422,163	—	—	434,609
Common stock issued for Park Sterling Corporation acquisition	—	—	7,480,343	18,701	669,865			688,566
Common stock repurchased	—	—	(61,125)	(153)	(5,359)	—	—	(5,512)
Share-based compensation expense	—	—	—	—	6,934	—	—	6,934
Balance, December 31, 2017	—	$—	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$87,554	$101,282	$99,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,704	21,582	21,470
Provision for loan losses	11,890	6,819	5,864
Deferred income taxes	5,640	9,378	7,048
Deferred tax asset revaluation due to change in tax law	26,558	—	—
Other-than-temporary impairment on securities	753	—	489
Gain on sale of securities, net	(1,421)	(122)	—
Share-based compensation expense	6,934	6,220	5,803
Amortization of FDIC indemnification asset	—	3,566	8,587
Accretion of discount related to performing acquired loans	(15,893)	(5,187)	(6,638)
(Gain) loss on disposal of premises and equipment	177	(60)	576
(Gain) loss on sale of OREO	101	(1,735)	(1,674)
Net amortization of premiums on investment securities	6,853	5,409	4,415
OREO write downs	2,249	4,401	9,428
Fair value adjustment for loans held for sale	752	495	515
Originations and purchases of loans held for sale	(682,403)	(771,105)	(844,401)
Proceeds from sales of loans	745,871	761,688	864,171
Net change in:
Accrued interest receivable	(2,198)	(1,536)	(717)
Prepaid assets	6	(804)	(876)
FDIC indemnification asset	—	3,177	9,173
Miscellaneous other assets	(32,324)	(13,799)	(4,861)
Accrued interest payable	(948)	(831)	(2,121)
Accrued income taxes	1,959	105	13,095
Miscellaneous other liabilities	7,076	9,068	(1,951)
Net cash provided by operating activities	197,890	138,011	186,868
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	374,938	137	—
Proceeds from maturities and calls of investment securities held to maturity	3,570	3,225	345
Proceeds from maturities and calls of investment securities available for sale	235,757	383,577	223,750
Proceeds from calls of other investment securities	—	—	1,392
Proceeds from sales of other investment securities	15,302	71	233
Purchases of investment securities available for sale	(241,274)	(385,813)	(436,081)
Purchases of other investment securities	(4,553)	(660)	—
Net increase in loans	(636,836)	(690,495)	(318,936)
Net cash received from acquisitions	185,163	—	403,548
Payment to terminate FDIC Loss Share Agreements	—	(2,342)	—
Recoveries of loans previously charged off	3,430	3,552	2,800
Purchases of premises and equipment	(15,163)	(25,796)	(15,225)
Proceeds from sale of OREO	18,751	23,565	35,120
Proceeds from sale of premises and equipment	15	60	39
Net cash used in investing activities	(60,900)	(690,919)	(103,015)
Cash flows from financing activities:
Net increase in deposits	226,045	233,993	201,097
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(27,930)	25,542	66,691
Proceeds from FHLB advances	100,000	—	—
Repayment of other borrowings	(390,811)	(14)	(46,398)
Common stock issuance	1,055	925	908
Common stock repurchase	(5,512)	(5,981)	(5,631)
Dividends paid on common stock	(38,623)	(29,285)	(23,710)
Excess tax benefits in connection with equity awards	—	4,178	—
Stock options exercised	1,965	2,204	1,115
Net cash provided by (used in) financing activities	(133,811)	231,562	194,072
Net increase (decrease) in cash and cash equivalents	3,179	(321,346)	277,925
Cash and cash equivalents at beginning of period	374,448	695,794	417,869
Cash and cash equivalents at end of period	$377,627	$374,448	$695,794
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$17,962	$9,148	$12,449
Income taxes	48,028	39,490	31,375
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$4,900,334	$—	$435,912
Other intangible assets acquired	44,295	—	6,800
Liabilities assumed	4,477,801	—	438,345
Net identifiable assets acquired over liabilities assumed	466,828	—	4,367
Common stock issued in acquisition	1,123,175	—	—
Loans sold that have not settled	28,663	—	—
Real estate acquired in full or in partial settlement of loans	11,558	13,993	30,702

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

South State Corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, South State Bank (the “Bank”).  The Bank also operates Minis & Co., Inc. and South State Advisory (formerly First Southeast 401k Fiduciaries), both wholly-owned registered investment advisors.  The Bank provides general banking services within 29 counties in South Carolina, 9 counties in North Carolina, 19 counties in Georgia and four counties in Virginia. The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America (‘U.S. GAAP”). There are thirteen unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate $115.0 million of trust preferred securities. The thirteen capital trusts include the following: SCBT Capital Trust I at $12.0 million; SCBT Capital Trust II at $8.0 million; SCBT Capital Trust III at $20.0 million; TSB Statutory Trust I at $3.0 million; SAVB Capital Trust I at $6.0 million; SAVB Capital Trust II at $4.0 million; Southeastern Bank Financial Statutory Trust I at $10.0 million; Southeastern Bank Financial Statutory Trust II at $10.0 million; Provident Community Bancshares Capital Trust I at $4.0 million; FCRV Statutory Trust I at $5.0 million; Community Capital Statutory Trust I at $10.0 million; CSBC Statutory Trust I at $15.0 million and Provident Community Bancshares Capital Trust II at $8.0 million.

Unless otherwise mentioned or unless the context requires otherwise, references herein to "South State," the "Company" "we," "us," "our" or similar references mean South State Corporation and its consolidated subsidiary.  References to the “Bank” means South State Bank, a South Carolina banking corporation.

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

Segments

The Company, through its subsidiary, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina, Georgia and Virginia. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; and wealth management and trust services. While the Company’s decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization‑wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment.

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

Concentrations of Credit Risk

The Company’s subsidiary grants agribusiness, commercial, and residential loans to customers throughout South Carolina, North Carolina, Virginia and Georgia. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers’ abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk‑based capital, or $358.2 million at December 31, 2017. Based on this criteria, the Company had four such credit concentrations for non‑acquired and acquired non‑credit impaired loans at December 31, 2017, including $524.1 million of loans to lessors of residential buildings (investment properties and multi-family), $1.3 billion of loans to lessors of nonresidential buildings (except mini‑warehouses) $358.6 million of loans to religious organizations, and $545.8 million of loans for construction.

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

The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short‑term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2017 and 2016 consisted of U.S. government‑sponsored entities and agency mortgage‑backed securities. It is the Company’s policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third‑party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. At December 31, 2017, these agreements were considered to be cash equivalents with maturities of three months or less.

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

Other investments include stock acquired for regulatory purposes and investments in unconsolidated subsidiaries. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta (“FHLB”) stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, TSB Statutory Trust I, SAVB Capital Trust I, SAVB Capital Trust II, Southeastern Bank Financial Statutory Trust I, Southeastern Bank Financial Statutory Trust II, Provident Community Bancshares Capital Trust I, FCRV Statutory Trust I, Community Capital Statutory Trust I, CSBC Statutory Trust I and Provident Community Bancshares Capital Trust II. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.

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

Acquired credit‑impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310‑30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past‑due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). In accordance with FASB ASC Topic 310‑30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial real estate, commercial real estate—construction and development, residential real estate, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity.

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

The Company evaluated the carrying value of goodwill as of April 30, 2017, its annual test date, and determined that no impairment charge was necessary. Additionally, should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, included in core deposit and other intangibles, are amortized over the estimated useful lives of the deposit accounts acquired (generally 10 to 13 years) on either (1) the straight‑line method or (2) an accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

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

The Company packages most of the 30 year fixed rate conforming mortgage loans as securities to investors issued through Fannie Mae and sold to third‑party investors or sells them to satisfy cash forward mandatory commitments to Fannie Mae. The Company records loan securitizations or cash forwards as a sale when the transferred loans are legally isolated from its creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations and cash forwards depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. The Company generally retains mortgage servicing rights on residential mortgage loans sold in the secondary market. Loans transferred to “held-for-sale” with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third‑party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third‑party investors are included in mortgage banking income in the Consolidated Statements of Income.

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available‑for‑sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post‑retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Consolidated Statements of Comprehensive Income on page F‑7).

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

The Employee Stock Purchase Plan (“ESPP”) allows for a look‑back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19 for the amount the Company recognized as expense for the years ended December 31, 2017, 2016 and 2015.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax basis and financial statement basis of gains on acquisitions, available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  As a result of the Tax Reform Act signed into law on December 22, 2017, the Company revalued its deferred tax assets and liabilities.  Further information about the impact of the Tax Reform Act can be found in Note 12 of the Company’s consolidated financial statements.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts.  As of December 31, 2017 and 2016, there were no material accruals for uncertain tax positions.  The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2014.

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

The Company also maintains one loan swap which is accounted for as a fair value hedge.  This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan.  This fair value hedge converts the fixed rate to a floating rate (see Note 28 – Derivative Financial Instruments).

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

The Company’s risk management strategy also incorporates the use of interest rate swap contracts that help in managing interest rate risk within the loan portfolio and foreign currency exchange.  These derivative are not designated as hedges and are not speculative, and result from a service the Company provides to certain customers.  In 2016, the Company had one interest rate swap.  In 2017, with the acquisition of Park, the Company assumed numerous interest rate swap contracts.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings (See Note 28 – Derivative Financial Instruments).

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

Recent Accounting and Regulatory Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; (“ASU 2018-02”).  ASU 2018-02 amends ASC Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act.  Consequently, this amendment eliminates the stranded tax effects resulting from the Tax Reform Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments only related to the reclassification of the income tax effects of the Tax Reform Act, the underlying guidance that requires that the effects of the change in tax laws or rates be included in income from continuing operations is not affected.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  This amendment should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in U.S. federal corporate income tax rate in the Tax Reform Act is recognized.  The Company early adopted this amendment in the first quarter of 2018 and reclassed $2.9 million from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities; (“ASU 2017-12”).  ASU 2017-12 amends Accounting Standards Codification (“ASC”) Topic 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments will improve the transparency of information about an entity’s risk management activities and simplify the application of hedge accounting.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  The Company is still assessing the impact of this new guidance, but does not think it will have a material impact on the Company’s consolidated financial statements.

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

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers;  (“ASU 2016-20”).  ASU 2016-20 updates the new revenue standard by clarifying issues that arisen from ASU 2014-09, but does not change the core principle of the new standard.  The issues addressed in this ASU include: 1) Loan guarantee fees, 2) Impairment testing of contract costs, 3) Interaction of impairment testing with guidance in other topics, 4) Provisions for losses on construction-type and production-type contracts, 5) Scope of topic 606, 6) Disclosure of remaining performance obligations, 7) Disclosure of prior-period performance obligations, 8) Contract modifications, 9) Contract asset vs. receivable, 10) Refund liability, 11) Advertising costs, 12) Fixed-odds wagering contracts in the casino industry, 13) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  After evaluating ASU 2016-20, ASU 2016-08 and 2014-09, we have determined that there is no material changes on how we recognize our revenue streams and the adoption of these standards will not have a material impact on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share – Based Payment Accounting; (“ASU 2016-09”).  ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, ASU 2016-09 requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  For public business entities, ASU 2016-09 was effective for interim and annual periods beginning after December 15, 2016 which will make this ASU effective for the Company starting on January 1, 2017.  For the year ended December 31, 2017, excess tax benefits of approximately $1,547,000 were recorded against income tax expense in the income statement which previously would have been recorded against surplus on the balance sheet.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net); (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  After evaluating ASU 2016-20, ASU 2016-08 and 2014-09, we have determined that there is no material changes on how we recognize our revenue streams and the adoption of these standards will not have a material impact on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.    The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is still currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s consolidated financial statements.  Based on our current evaluation we estimate that the Company would record a right to use asset and a lease liability of approximately $84 million if the standard was effective at December 31, 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For public business entities, the amendments in ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU 2016-01.  The Company has determined that the implementation of this standard will not have a material impact to the Company’s consolidated financial statements.

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

In February 2015, the FASB issued  ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. ASU 2015-02 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  After evaluating ASU 2016-20, ASU 2016-08 and 2014-09, we have determined that there is no material changes on how we recognize our revenue streams and the adoption of these standards will not have a material impact on our financial statements.

Note 2—Mergers and Acquisitions

The following are business combinations which have occurred over the past three years:

•	Park Sterling Corporation (“PSC” or “Park”) – November 30, 2017 – Whole bank acquisition
•	Southeastern Bank Financial Corporation (“SBFC” or “Southeastern” – January 3, 2017 – Whole bank acquisition
•	Bank of America, N.A. (“BOA”) – August 21, 2015 – Branch acquisition which resulted in the purchase of 12 South Carolina branch locations and one Georgia branch location from BOA

Park Sterling Corporation

On November 30, 2017, SSB acquired all of the outstanding common stock of Park Sterling Corporation (“PSC”), of Charlotte, North Carolina, the bank holding company for Park Sterling Bank (“PSB”), in a stock transaction.  PSC common shareholders received 0.14 shares of the Company’s common stock in exchange for each share of PSC stock resulting in the Company issuing 7,480,343 shares of its common stock.  In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million.

The PSC transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial
	As Recorded	Fair Value		As Recorded by
(Dollars in thousands)	by Park	Adjustments		the Company
Assets
Cash and cash equivalents	$116,454	$—		$116,454
Investment securities	461,261	1,444	(a)	462,705
Loans held for sale	2,200	68,686	(b)	70,886
Loans, net of allowance and mark	2,346,612	(95,878)	(c)	2,250,734
Premises and equipment	61,059	(4,882)	(d)	56,177
Intangible assets	73,090	(46,915)	(e)	26,175
OREO and repossessed assets	2,549	(429)	(f)	2,120
Bank owned life insurance	72,703	—		72,703
Deferred tax asset	17,963	11,596	(g)	29,559
Other assets	21,595	(476)	(h)	21,119
Total assets	$3,175,486	$(66,854)		$3,108,632

Liabilities
Deposits:
Noninterest-bearing	$561,874	$—		$561,874
Interest-bearing	1,886,810	2,692	(i)	1,889,502
Total deposits	2,448,684	2,692		2,451,376
Federal funds purchased and securities sold under agreements to repurchase	—	—		—
Other borrowings	329,249	11,689	(j)	340,938
Other liabilities	24,179	2,131	(k)	26,310
Total liabilities	2,802,112	16,512		2,818,624
Net identifiable assets acquired over (under) liabilities assumed	373,374	(83,366)		290,008
Goodwill	—	402,951		402,951
Net assets acquired over liabilities assumed	$373,374	$319,585		$692,959

Consideration:
South State Corporation common shares issued				7,480,343
Purchase price per share of the Company's common stock				$92.05

Company common stock issued ($688,566) and cash exchanged for fractional shares ($88)				$688,654
Cash paid for stock option redemptions				4,305
Fair value of total consideration transferred				$692,959

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects a reclass of $68.7 million by SSB of Shared National Credits (loans) from loans held for investment to loans held for sale.

(c)—Adjustment reflects the fair value adjustments (discount) of $60.9 million based on the Company’s evaluation of the acquired loan portfolio.  This amount excludes the allowance for loan losses (“ALLL”) and fair value adjustment (discount) of $12.5 million and $21.3 million, respectively, recorded by PSC and is net of the $68.7 million reclass related to the Shared National Credits noted in (b).

(d)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(e)—Adjustment reflects the recording of a 1.66% Core Deposit Intangible (“CDI”) on the acquired deposit accounts that totaled $26.2 million offset by a write-off of $73.1 million of existing goodwill and CDI acquired from PSC.

(f)—Adjustment reflects the fair value adjustments to other real estate owned (“OREO”) based on the Company’s evaluation of the acquired OREO portfolio.

(g)—Adjustment to record deferred tax asset related to the fair value adjustments and an adjustment from the PSC tax rate to the SSB tax rate.

(h)—Adjustment reflects the write-off of accrued interest receivable and along with certain prepaid expenses.

(i)—Adjustment reflects the premium for fixed maturity time deposits of $2.95 million offset by the write-off of existing fair value marks of $253,000 acquired from PSC.

(j)—Adjustment reflects the fair value adjustment (discount) of $2.4 million on PSC’s Trust Preferred Securities offset by the write-off of the existing PSC discount on its senior debt and TRUPs of $14.0 million.

(k)—Adjustment reflects the fair value adjustments to employee benefit plans of $1.5 million along with other adjustments of miscellaneous liabilities.

Southeastern Bank Financial Corporation

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

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by SBFC	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$72,043	$—		$—		$72,043
Investment securities	591,824	(1,770)	(a)	—		590,054
Loans held for sale	13,652	—		—		13,652
Loans, net of allowance and mark	1,060,618	(10,668)	(b)	—		1,049,950
Premises and equipment	25,419	(2,212)	(c)	870	(c)	24,077
Intangible assets	140	17,980	(d)	—		18,120
OREO and repossessed assets	580	(30)	(e)	(100)	(e)	450
Bank owned life insurance	44,513	—		—		44,513
Deferred tax asset	16,247	(687)	(f)	515	(f)	16,075
Other assets	7,545	(482)	(g)	—		7,063
Total assets	$1,832,581	$2,131		$1,285		$1,835,997

Liabilities
Deposits:
Noninterest-bearing	$262,967	$—		$—		$262,967
Interest-bearing	1,257,953	—		—		1,257,953
Total deposits	1,520,920	—		—		1,520,920
Federal funds purchased and securities sold under agreements to repurchase	1,014	—		—		1,014
Other borrowings	110,620	(1,120)	(h)	—		109,500
Other liabilities	19,980	5,553	(i)	2,210	(i)	27,743
Total liabilities	1,652,534	4,433		2,210		1,659,177
Net identifiable assets acquired over (under) liabilities assumed	180,047	(2,302)		(925)		176,820
Goodwill	—	257,370		925		258,295
Net assets acquired over liabilities assumed	$180,047	$255,068		$—		$435,115

Consideration:
South State Corporation common shares issued						4,978,338
Purchase price per share of the Company's common stock						$87.30

Company common stock issued ($434,609) and cash exchanged for fractional shares ($16)						$434,625
Cash paid for stock option redemptions						490
Fair value of total consideration transferred						$435,115

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects the fair value adjustments of $30.7 million based on the Company’s evaluation of the acquired loan portfolio and excludes the allowance for loan losses (“ALLL”) of $20.1 million recorded by SBFC.

(c)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(d)—Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts that totaled $18.1 million.

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

(h)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of other borrowings of Trust Preferred Securities with a discount of $2.1 million, netted with premium on certain Federal Home Loan Bank (“FHLB “) advances of $1.0 million.

(i)—Adjustment reflects the fair value adjustments to employee benefit plans of $8.3 million netted against an adjustment of other miscellaneous liabilities of $496,000.

Comparative and Pro Forma Financial Information for Acquisitions in 2017

The adjusted results of the Company for the year ended December 31, 2017, include the adjusted results of the acquired assets and assumed liabilities for the 362 days subsequent to the acquisition date of January 3, 2017 related to the SBFC acquisition and for 31 days subsequent to the acquisition date of November 30, 2017 related to the PSC acquisition.  Merger-related charges of $44.5 million are recorded in the consolidated statement of income and include incremental costs related to closing of the acquisitions, including legal, accounting and auditing, investment banker cost, termination of certain employment related contracts, travel costs, printing, supplies and other costs.

The following table discloses the impact of the mergers (excluding the impact of merger-related expenses and of the revaluation of the net deferred tax asset due to the Tax Reform Act) with SBFC since the acquisition on January 3, 2017 through December 31, 2017 and with PSC since the acquisition on November 30, 2017 through December 31, 2017.  The table also presents certain pro forma information as if SBFC and PSC had been acquired on January 1, 2017 and January, 1 2016.  These results combine the historical results of SBFC and PSC in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017 or January 1, 2016.

Merger-related costs of $50.0 million from the SBFC and PSC acquisitions were incurred during the year ended December 31, 2017, and were excluded from pro forma information below.  In addition, no adjustments have been made to the pro formas to eliminate the provision for loan losses for the years ended December 31, 2017 and 2016 of SBFC and PSC in the amount of $325,000 and $3.5 million, respectively.  No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by SBFC and PSC in either the years ended December 31, 2017 or 2016.  The pro forma net adjusted income available to the common shareholder for December 31, 2017 includes the Company’s $26.6 million of income tax expense recorded as a result of the revaluation of the Company’s net deferred tax asset in connection with the Tax Reform Act signed into law during 2017.  Expenses related to systems conversions and other costs of integration are expected to be recorded during 2018 for the PSC merger.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below:

	SBFC	PSC
	Actual since	Actual since
	Acquisition	Acquisition	Pro Forma	Pro Forma
	(January 3, 2017 through	(November 30, 2017 through	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2017)	December 31, 2017)	December 31, 2017	December 31, 2016
Total revenues (net interest income plus noninterest income)	$67,823	$14,052	$690,716	$684,532
Net adjusted income available to the common shareholder	$25,790	$4,829	$146,821	$164,479

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

(c)—Adjustment reflects the recording of the core deposit intangible on the acquired core deposit accounts.

Note 3—Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2017:
State and municipal obligations	$2,529	$27	$—	$2,556
December 31, 2016:
State and municipal obligations	$6,094	$156	$—	$6,250

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2017:
Government-sponsored entities debt*	$86,535	$51	$(1,077)	$85,509
State and municipal obligations	216,812	3,749	(124)	220,437
Mortgage-backed securities**	1,350,200	2,103	(11,616)	1,340,687
Corporate securities	4,077	—	—	4,077
	$1,657,624	$5,903	$(12,817)	$1,650,710
December 31, 2016:
Government-sponsored entities debt*	$85,488	$—	$(846)	$84,642
State and municipal obligations	105,303	2,289	(190)	107,402
Mortgage-backed securities**	807,717	3,085	(7,225)	803,577
Corporate securities	3,658	473	(347)	3,784
	$1,002,166	$5,847	$(8,608)	$999,405

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

**   All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2017:
Federal Home Loan Bank stock	$16,967	$—	$—	$16,967
Investment in unconsolidated subsidiaries	3,563	—	—	3,563
	$20,530	$—	$—	$20,530
December 31, 2016:
Federal Home Loan Bank stock	$7,840	$—	$—	$7,840
Investment in unconsolidated subsidiaries	1,642	—	—	1,642
	$9,482	$—	$—	$9,482

The Company has determined that the investment in Federal Home Loan Bank stock is not other than temporarily impaired as of December 31, 2017 and ultimate recoverability of the par value of these investments is probable.

The amortized cost and fair value of debt and equity securities at December 31, 2017 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Equity securities have no set maturity dates and are classified as “Due after ten years”.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$3,143	$3,143
Due after one year through five years	655	661	101,866	101,509
Due after five years through ten years	1,874	1,895	369,235	369,038
Due after ten years	—	—	1,183,380	1,177,020
	$2,529	$2,556	$1,657,624	$1,650,710

The following table summarizes information with respect to sales of available‑for‑sale and held-to-maturity securities:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Securities Held to Maturity:
Sale proceeds	$—	$—	$—
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	—
Net realized loss	$—	$—	$—

Securities Available for Sale:
Sale proceeds	$374,938	$137	$—
Gross realized gains	$1,832	$122	$—
Gross realized losses	(411)	—	—
Net realized gain	$1,421	$122	$—

The Company had 223 securities with gross unrealized losses at December 31, 2017. Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2017:
Securities Available for Sale
Government-sponsored entities debt	$403	$27,442	$674	$52,324
State and municipal obligations	124	17,400	—	—
Mortgage-backed securities	4,493	610,051	7,123	322,258
Corporate securities	—	—	—	—
	$5,020	$654,893	$7,797	$374,582
December 31, 2016:
Securities Available for Sale
Government-sponsored entities debt	$846	$84,642	$—	$—
State and municipal obligations	190	11,506	—	—
Mortgage-backed securities	7,148	592,228	77	2,058
Corporate securities	—	—	347	1,395
	$8,184	$688,376	$424	$3,453

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

The unrealized loss position of the debt securities continued to increase during 2017 from the unrealized loss position in 2016.  This change was primarily related to the mortgage-backed securities category, and was the result of the increase in interest rates during the year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017. With respect to equity securities, the Company sold all of its marketable equity securities during the third and fourth quarters of 2017.  The Company did record an OTTI charge of $753,000 related to two equity securities during the third quarter of 2017.  This charge was recorded due to the fact that management made the decision to sell the two securities in the fourth quarter of 2017 and therefore, no longer had the intent to hold the investments for a period of time sufficient to allow for any anticipated recovery.  Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

At December 31, 2017 and 2016, investment securities with a carrying value of $766.0 million and $295.2 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2017 and 2016, the carrying amount of the securities pledged to collateralize repurchase agreements was $211.1 million and $238.3 million, respectively.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of non‑acquired loans:

	December 31,
(Dollars in thousands)	2017	2016
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$830,875	$580,464
Commercial non-owner occupied	1,008,893	714,715
Total commercial non-owner occupied real estate	1,839,768	1,295,179
Consumer real estate:
Consumer owner occupied	1,530,260	1,197,621
Home equity loans	437,642	383,218
Total consumer real estate	1,967,902	1,580,839
Commercial owner occupied real estate	1,262,776	1,177,745
Commercial and industrial	815,187	671,398
Other income producing property	193,847	178,238
Consumer	378,985	324,238
Other loans	33,690	13,404
Total non-acquired loans	6,492,155	5,241,041
Less allowance for loan losses	(43,448)	(36,960)
Non-acquired loans, net	$6,448,707	$5,204,081

The above table includes deferred fees, net of deferred costs, totaling $466,000 and $341,000 at December 31, 2017 and 2016, respectively.

The following is a summary of acquired non‑credit impaired loans accounted for under FASB ASC Topic 310‑20, net of the related discount:

	December 31,
(Dollars in thousands)	2017	2016
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$403,357	$10,090
Commercial non-owner occupied	817,166	34,628
Total commercial non-owner occupied real estate	1,220,523	44,718
Consumer real estate:
Consumer owner occupied	710,611	408,270
Home equity loans	320,591	160,879
Total consumer real estate	1,031,202	569,149
Commercial owner occupied real estate	521,818	27,195
Commercial and industrial	398,696	13,641
Other income producing property	196,669	39,342
Consumer	137,710	142,654
Other	1,289	—
Total FASB ASC Topic 310-20 acquired loans	$3,507,907	$836,699

In accordance with FASB ASC Topic 310‑30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310‑30 (identified as credit impaired at the time of acquisition), net of related discount:

	December 31,
(Dollars in thousands)	2017	2016
FASB ASC Topic 310-30 acquired loans:
Commercial real estate	$234,595	$218,821
Commercial real estate—construction and development	49,649	44,373
Residential real estate	260,787	258,100
Consumer	51,453	59,300
Commercial and industrial	26,946	25,347
Total FASB ASC Topic 310-30 acquired loans	623,430	605,941
Less allowance for loan losses	(4,627)	(3,395)
FASB ASC Topic 310-30 acquired loans, net	$618,803	$602,546

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of FASB ASC Topic 310-30 acquired loans impaired at the acquisition date for Park Sterling Corporation (November 30, 2017) are as follows:

November 30, 2017
Loans Impaired
(Dollars in thousands)	at Acquisition
Contractual principal and interest	$92,600
Non-accretable difference	(12,840)
Cash flows expected to be collected	79,760
Accretable difference	(8,829)
Carrying value	$70,931

The table above excludes $2.2 billion ($2.3 billion in contractual principal less a $50.1 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to the credit or as revolving lines of credit (commercial or consumer) as of the acquisition date of Park and will be accounted for under FASB ASC Topic 310-20.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of FASB ASC Topic 310-30 acquired loans impaired at the acquisition date for SBFC (January 3, 2017) are as follows:

January 3, 2017
Loans Impaired
(Dollars in thousands)	at Acquisition
Contractual principal and interest	$73,365
Non-accretable difference	(12,912)
Cash flows expected to be collected	60,453
Accretable difference	(4,603)
Carrying value	$55,850

The table above excludes $991.5 million ($1.01 billion in contractual principal less a $18.8 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to the credit or as revolving lines of credit (commercial or consumer) as of the acquisition date of Southeastern and will be accounted for under FASB ASC Topic 310-20.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of total acquired credit impaired loans as of December 31, 2017 and 2016 are as follows:

	December 31,
(Dollars in thousands)	2017	2016
Contractual principal and interest	$795,850	$778,822
Non-accretable difference	(39,324)	(17,502)
Cash flows expected to be collected	756,526	761,320
Accretable yield	(133,096)	(155,379)
Carrying value	$623,430	$605,941
Allowance for acquired loan losses	$(4,627)	$(3,395)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of period	$602,546	$733,870	$919,402
Fair value of acquired loans	126,781	—	—
Net reductions for payments, foreclosures, and accretion	(109,292)	(131,635)	(189,191)
Change in the allowance for loan losses on acquired loans	(1,232)	311	3,659
Balance at end of period, net of allowance for loan losses on acquired loans	$618,803	$602,546	$733,870

The following are changes in the carrying amount of accretable yield for acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of period	$155,379	$201,538	$306,826
Addition from the SBFC acquisition	4,910	—	—
Addition from the PSC acquisition	8,829	—	—
Accretion	(57,434)	(72,757)	(97,847)
Reclass of nonaccretable difference due to improvement in expected cash flows	21,890	25,808	61,985
Other changes, net	(478)	790	(69,426)
Balance at end of period	$133,096	$155,379	$201,538

In 2017, the accretable yield balance declined by $22.3 million as loan accretion (income) of $57.4 million was recognized.  This was partially offset by improved expected cash flows of $21.9 million and by the additions from the SBFC and PSC acquisitions.

As of December 31, 2017, the table above excludes $3.5 billion ($3.6 billion in contractual principal less a $65.4 million discount) in acquired loans which are accounted for under FASB ASC Topic 310-20.  These loans were identified as either performing with no discount related to the credit or as a revolving lines of credit (commercial or consumer) at acquisition.  As of December 31, 2016, the balance of these acquired loans totaled $836.7 million ($848.3 million in contractual principal less an $11.6 million remaining discount).

Our loan loss policy adheres to U.S. GAAP as well as interagency guidance. The allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on, among other factors, changes in economic conditions in our markets. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans. These agencies may require management to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these and other factors, it is possible that the allowances for losses on loans may change. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

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

Beginning with the FFHI acquisition, the Company segregated the loan portfolio into performing loans (“non‑credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non‑acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Year Ended December 31, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(5,149)	(1,630)	—	(6,779)
Recoveries of loans previously charged off	2,953	477	—	3,430
Net charge-offs	(2,196)	(1,153)	—	(3,349)
Provision for loan losses	8,684	1,153	2,053	11,890
Benefit attributable to FDIC loss share agreements	—	—	—	—
Total provision for loan losses charged to operations	8,684	1,153	2,053	11,890
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—
Reduction due to loan removals	—	—	(821)	(821)
Balance at end of period	$43,448	$—	$4,627	$48,075
Year Ended December 31, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(5,902)	(987)	—	(6,889)
Recoveries of loans previously charged off	3,233	318	—	3,551
Net charge-offs	(2,669)	(669)	—	(3,338)
Provision for loan losses	5,539	669	588	6,796
Benefit attributable to FDIC loss share agreements	—	—	23	23
Total provision for loan losses charged to operations	5,539	669	611	6,819
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(899)	(899)
Balance at end of period	$36,960	$—	$3,395	$40,355
Year Ended December 31, 2015:
Balance at beginning of period	$34,539	$—	$7,365	$41,904
Loans charged-off	(6,180)	(2,787)	—	(8,967)
Recoveries of loans previously charged off	2,801	387	—	3,188
Net charge-offs	(3,379)	(2,400)	—	(5,779)
Provision for loan losses	2,930	2,400	(252)	5,078
Benefit attributable to FDIC loss share agreements	—	—	786	786
Total provision for loan losses charged to operations	2,930	2,400	534	5,864
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(786)	(786)
Reduction due to loan removals	—	—	(3,407)	(3,407)
Balance at end of period	$34,090	$—	$3,706	$37,796

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non‑acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Year Ended December 31, 2017:
Allowance for loan losses:
Balance at beginning of period	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(546)	—	—	(185)	(330)	(776)	(51)	(3,261)	—	(5,149)
Recoveries	968	132	220	306	210	343	85	689	—	2,953
Provision (benefit)	1,408	1,413	(114)	1,727	159	1,079	(201)	3,010	203	8,684
Balance at end of period	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Loans individually evaluated for impairment	$1,063	$125	$64	$37	$135	$15	$178	$7	$—	$1,624
Loans collectively evaluated for impairment	$4,858	$6,400	$8,064	$9,631	$3,115	$5,473	$1,197	$2,781	$305	$41,824
Loans:
Loans individually evaluated for impairment	$43,230	$1,375	$5,642	$5,632	$3,011	$1,156	$3,138	$239	$—	$63,423
Loans collectively evaluated for impairment	787,645	1,007,518	1,257,134	1,524,628	434,631	814,031	190,709	378,746	33,690	6,428,732
Total non-acquired loans	$830,875	$1,008,893	$1,262,776	$1,530,260	$437,642	$815,187	$193,847	$378,985	$33,690	$6,492,155
Year Ended December 31, 2016:
Allowance for loan losses:
Balance at beginning of period	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	(159)	(111)	(118)	(226)	(808)	(876)	(7)	(3,597)	—	(5,902)
Recoveries	912	512	54	134	299	292	87	943	—	3,233
Provision (benefit)	(778)	1,011	(255)	700	791	1,452	(501)	3,310	(191)	5,539
Balance at end of period	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Loans individually evaluated for impairment	$348	$170	$67	$80	$40	$386	$242	$4	$—	$1,337
Loans collectively evaluated for impairment	$3,743	$4,810	$7,955	$7,740	$3,171	$4,456	$1,300	$2,346	$102	$35,623
Loans:
Loans individually evaluated for impairment	$3,033	$806	$6,245	$5,673	$1,674	$1,263	$2,372	$145	$—	$21,211
Loans collectively evaluated for impairment	577,431	713,909	1,171,500	1,191,948	381,544	670,135	175,866	324,093	13,404	5,219,830
Total non-acquired loans	$580,464	$714,715	$1,177,745	$1,197,621	$383,218	$671,398	$178,238	$324,238	$13,404	$5,241,041
Year Ended December 31, 2015:
Allowance for loan losses:
Balance at beginning of period	$5,666	$3,154	$8,415	$6,866	$2,829	$3,561	$2,232	$1,367	$449	$34,539
Charge-offs	(219)	(156)	(851)	(374)	(547)	(357)	(102)	(3,574)	—	(6,180)
Recoveries	376	67	31	143	244	844	85	1,011	—	2,801
Provision (benefit)	(1,707)	503	746	577	403	(74)	(252)	2,890	(156)	2,930
Balance at end of period	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Loans individually evaluated for impairment	$615	$34	$101	$138	$3	$279	$422	$3	$12	$1,607
Loans collectively evaluated for impairment	$3,501	$3,534	$8,240	$7,074	$2,926	$3,695	$1,541	$1,691	$281	$32,483
Loans:
Loans individually evaluated for impairment	$6,280	$1,452	$7,725	$7,549	$309	$1,487	$4,891	$102	$423	$30,218
Loans collectively evaluated for impairment	395,699	486,325	1,025,673	1,011,435	318,946	502,321	170,957	233,002	46,150	4,190,508
Total non-acquired loans	$401,979	$487,777	$1,033,398	$1,018,984	$319,255	$503,808	$175,848	$233,104	$46,573	$4,220,726

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Other	Total
Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(82)	—	—	(150)	(859)	(71)	—	(468)	—	(1,630)
Recoveries	4	—	2	41	393	6	8	23	—	477
Provision (benefit)	78	—	(2)	109	466	65	(8)	445	—	1,153
Balance, December 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	403,357	817,166	521,818	710,611	320,591	398,696	196,669	137,710	1,289	3,507,907
Total acquired non-credit impaired loans	$403,357	$817,166	$521,818	$710,611	$320,591	$398,696	$196,669	$137,710	$1,289	$3,507,907

Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	39	—	(428)	(66)	—	(532)	—	(987)
Recoveries	4	—	—	12	199	9	43	51	—	318
Provision (benefit)	(4)	—	(39)	(12)	229	57	(43)	481	—	669
Balance, December 30, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,090	34,628	27,195	408,270	160,879	13,641	39,342	142,654	—	836,699
Total acquired non-credit impaired loans	$10,090	$34,628	$27,195	$408,270	$160,879	$13,641	$39,342	$142,654	$—	$836,699

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(360)	(1,662)	(118)	(4)	(643)	—	(2,787)
Recoveries	4	—	—	102	237	19	4	21	—	387
Provision (benefit)	(4)	—	—	258	1,425	99	—	622	—	2,400
Balance, December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	13,849	40,103	39,220	518,107	190,968	25,475	51,169	170,647	—	1,049,538
Total acquired non-credit impaired loans	$13,849	$40,103	$39,220	$518,107	$190,968	$25,475	$51,169	$170,647	$—	$1,049,538

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Year Ended December 31, 2017:
Allowance for loan losses:
Balance, December 31, 2016	$41	$139	$2,419	$558	$238	$—	$3,395
Provision for loan losses before benefit attributable to FDIC loss share agreements	247	163	1,662	(83)	64	—	2,053
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	247	163	1,662	(83)	64	—	2,053
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—
Reduction due to loan removals	—	(122)	(528)	(14)	(157)	—	(821)
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$—	$4,627
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$288	$180	$3,553	$461	$145	$—	$4,627
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	234,595	49,649	260,787	51,453	26,946	—	623,430
Total acquired credit impaired loans	$234,595	$49,649	$260,787	$51,453	$26,946	$—	$623,430
Year Ended December 31, 2016:
Allowance for loan losses:
Balance, December 31, 2015	$56	$177	$2,986	$313	$174	$—	$3,706
Provision for loan losses before benefit attributable to FDIC loss share agreements	1	—	(129)	533	183	—	588
Benefit attributable to FDIC loss share agreements	—	—	23	—	—	—	23
Total provision for loan losses charged to operations	1	—	(106)	533	183	—	611
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	(16)	(38)	(438)	(288)	(119)	—	(899)
Balance, December 31, 2016	$41	$139	$2,419	$558	$238	$—	$3,395
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$41	$139	$2,419	$558	$238	$—	$3,395
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	218,821	44,373	258,100	59,300	25,347	—	605,941
Total acquired credit impaired loans	$218,821	$44,373	$258,100	$59,300	$25,347	$—	$605,941
Year Ended December 31, 2015:
Allowance for loan losses:
Balance, December 31, 2014	$1,579	$336	$4,387	$275	$718	$70	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements	(499)	(68)	99	336	(118)	(2)	(252)
Benefit attributable to FDIC loss share agreements	459	74	228	(107)	131	1	786
Total provision for loan losses charged to operations	(40)	6	327	229	13	(1)	534
Provision for loan losses recorded through the FDIC loss share receivable	(459)	(74)	(228)	107	(131)	(1)	(786)
Reduction due to loan removals	(1,024)	(91)	(1,500)	(298)	(426)	(68)	(3,407)
Balance, December 31, 2015	$56	$177	$2,986	$313	$174	$—	$3,706
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$56	$177	$2,986	$313	$174	$—	$3,706
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	268,058	54,272	313,319	70,734	31,193	—	737,576
Total acquired credit impaired loans	$268,058	$54,272	$313,319	$70,734	$31,193	$—	$737,576

*     The carrying value of acquired credit impaired loans includes a non‑accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

The following table presents the credit risk profile by risk grade of commercial non‑acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Pass	$818,240	$567,398	$999,049	$701,150	$1,232,927	$1,149,417
Special mention	8,758	8,421	7,864	11,434	23,575	22,133
Substandard	3,877	4,645	1,980	2,131	6,274	6,195
Doubtful	—	—	—	—	—	—
	$830,875	$580,464	$1,008,893	$714,715	$1,262,776	$1,177,745

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016	2017	2016
Pass	$801,885	$655,157	$186,158	$167,025	$4,038,259	$3,240,147
Special mention	11,130	14,325	6,034	9,280	57,361	65,593
Substandard	2,172	1,916	1,655	1,933	15,958	16,820
Doubtful	—	—	—	—	—	—
	$815,187	$671,398	$193,847	$178,238	$4,111,578	$3,322,560

The following table presents the credit risk profile by risk grade of consumer non‑acquired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Pass	$1,502,016	$1,167,768	$424,369	$368,655	$377,425	$322,654
Special mention	13,902	15,283	6,749	8,145	313	468
Substandard	14,342	14,570	6,524	6,418	1,247	1,116
Doubtful	—	—	—	—	—	—
	$1,530,260	$1,197,621	$437,642	$383,218	$378,985	$324,238

	Other		Consumer Total
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Pass	$33,690	$13,404	$2,337,500	$1,872,481
Special mention	—	—	20,964	23,896
Substandard	—	—	22,113	22,104
Doubtful	—	—	—	—
	$33,690	$13,404	$2,380,577	$1,918,481

The following table presents the credit risk profile by risk grade of total non‑acquired loans:

	Total Non-acquired Loans
	December 31,	December 31,
(Dollars in thousands)	2017	2016
Pass	$6,375,759	$5,112,628
Special mention	78,325	89,489
Substandard	38,071	38,924
Doubtful	—	—
	$6,492,155	$5,241,041

At December 31, 2017, the aggregate amount of non‑acquired substandard and doubtful loans totaled $38.1 million. When these loans are combined with non‑acquired OREO of $2.4 million, our non‑acquired classified assets (as defined by the South Carolina Board of Financial Institutions and the FDIC, our primary regulators) were $40.5 million. At December 31, 2016, the amounts were $38.9 million, $3.9 million, and $42.8 million, respectively.

The following table presents the credit risk profile by risk grade of commercial loans for acquired non‑credit impaired loans:

			Commercial Non-owner
	Construction & Development		Occupied		Commercial Owner Occupied
	December 31,		December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Pass	$394,139	$8,997	$809,241	$28,368	$513,861	$26,920
Special mention	4,602	253	7,913	6,171	7,740	—
Substandard	4,616	840	12	89	217	275
Doubtful	—	—	—	—	—	—
	$403,357	$10,090	$817,166	$34,628	$521,818	$27,195

			Other Income Producing
	Commercial & Industrial		Property		Commercial Total
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
Pass	$388,342	$13,475	$191,229	$38,361	$2,296,812	$116,121
Special mention	9,883	117	4,547	273	34,685	6,814
Substandard	471	49	893	708	6,209	1,961
Doubtful	—	—	—	—	—	—
	$398,696	$13,641	$196,669	$39,342	$2,337,706	$124,896

The following table presents the credit risk profile by risk grade of consumer loans for acquired non‑credit impaired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,		December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Pass	$703,557	$404,761	$301,842	$151,752	$134,530	$139,686
Special mention	4,165	1,326	10,477	4,113	541	1,102
Substandard	2,889	2,183	8,272	5,014	2,639	1,866
Doubtful	—	—	—	—	—	—
	$710,611	$408,270	$320,591	$160,879	$137,710	$142,654

	Other		Consumer Total
	December 31,		December 31,
	2017	2016	2017	2016
Pass	$1,289	$—	$1,141,218	$696,199
Special mention	—	—	15,183	6,541
Substandard	—	—	13,800	9,063
Doubtful	—	—	—	—
	$1,289	$—	$1,170,201	$711,803

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	December 31,
(Dollars in thousands)	2017	2016
Pass	$3,438,030	$812,320
Special mention	49,868	13,355
Substandard	20,009	11,024
Doubtful	—	—
	$3,507,907	$836,699

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit‑impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F‑40):

			Commercial Real Estate—
			Construction and
	Commercial Real Estate		Development
	December 31,		December 31,
(Dollars in thousands)	2017	2016	2017	2016
Pass	$177,231	$171,167	$29,620	$21,150
Special mention	28,708	26,238	5,132	12,643
Substandard	28,656	21,416	14,897	10,580
Doubtful	—	—	—	—
	$234,595	$218,821	$49,649	$44,373

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
Pass	$135,974	$138,343	$8,001	$8,513	$18,522	$17,371
Special mention	54,500	52,546	17,214	19,685	1,169	4,614
Substandard	70,313	67,211	26,238	31,102	7,255	3,362
Doubtful	—	—	—	—	—	—
	$260,787	$258,100	$51,453	$59,300	$26,946	$25,347

	Total Acquired
	Credit Impaired Loans
	December 31,
	2017	2016
Pass	$369,348	$356,544
Special mention	106,723	115,726
Substandard	147,359	133,671
Doubtful	—	—
	$623,430	$605,941

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

The following table presents an aging analysis of past due loans, segregated by class for non‑acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2017
Commercial real estate:
Construction and land development	$391	$63	$401	$855	$830,020	$830,875
Commercial non-owner occupied	297	398	51	746	1,008,147	1,008,893
Commercial owner occupied	2,227	382	1,721	4,330	1,258,446	1,262,776
Consumer real estate:
Consumer owner occupied	1,291	140	1,943	3,374	1,526,886	1,530,260
Home equity loans	1,209	372	1,684	3,265	434,377	437,642
Commercial and industrial	477	57	915	1,449	813,738	815,187
Other income producing property	223	255	198	676	193,171	193,847
Consumer	525	196	623	1,344	377,641	378,985
Other loans	—	—	—	—	33,690	33,690
	$6,640	$1,863	$7,536	$16,039	$6,476,116	$6,492,155
December 31, 2016
Commercial real estate:
Construction and land development	$256	$313	$1,026	$1,595	$578,869	$580,464
Commercial non-owner occupied	647	232	137	1,016	713,699	714,715
Commercial owner occupied	1,272	957	1,478	3,707	1,174,038	1,177,745
Consumer real estate:
Consumer owner occupied	1,473	246	1,454	3,173	1,194,448	1,197,621
Home equity loans	566	889	838	2,293	380,925	383,218
Commercial and industrial	1,033	216	345	1,594	669,804	671,398
Other income producing property	310	94	147	551	177,687	178,238
Consumer	666	355	395	1,416	322,822	324,238
Other loans	—	—	—	—	13,404	13,404
	$6,223	$3,302	$5,820	$15,345	$5,225,696	$5,241,041

The following table presents an aging analysis of past due loans, segregated by class for acquired non‑credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2017
Commercial real estate:
Construction and land development	$675	$113	$101	$889	$402,468	$403,357
Commercial non-owner occupied	12	321	—	333	816,833	817,166
Commercial owner occupied	642	—	189	831	520,987	521,818
Consumer real estate:
Consumer owner occupied	673	204	867	1,744	708,867	710,611
Home equity loans	3,639	609	1,704	5,952	314,639	320,591
Commercial and industrial	5,996	1,278	143	7,417	391,279	398,696
Other income producing property	327	—	250	577	196,092	196,669
Consumer	400	114	1,351	1,865	135,845	137,710
Other	—	—	—	—	1,289	1,289
	$12,364	$2,639	$4,605	$19,608	$3,488,299	$3,507,907
December 31, 2016
Commercial real estate:
Construction and land development	$4	$—	$160	$164	$9,926	$10,090
Commercial non-owner occupied	—	—	—	—	34,628	34,628
Commercial owner occupied	—	—	106	106	27,089	27,195
Consumer real estate:
Consumer owner occupied	330	113	256	699	407,571	408,270
Home equity loans	476	941	741	2,158	158,721	160,879
Commercial and industrial	2	—	—	2	13,639	13,641
Other income producing property	131	1	—	132	39,210	39,342
Consumer	437	210	576	1,223	141,431	142,654
	$1,380	$1,265	$1,839	$4,484	$832,215	$836,699

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2017
Commercial real estate	$2,519	$3,669	$2,825	$9,013	$225,582	$234,595
Commercial real estate—construction and development	811	427	3,761	4,999	44,650	49,649
Residential real estate	5,895	4,283	8,824	19,002	241,785	260,787
Consumer	989	452	889	2,330	49,123	51,453
Commercial and industrial	596	167	406	1,169	25,777	26,946
	$10,810	$8,998	$16,705	$36,513	$586,917	$623,430
December 31, 2016
Commercial real estate	$573	$357	$2,667	$3,597	$215,224	$218,821
Commercial real estate—construction and development	168	489	3,612	4,269	40,104	44,373
Residential real estate	4,688	1,105	6,777	12,570	245,530	258,100
Consumer	1,412	381	1,231	3,024	56,276	59,300
Commercial and industrial	46	24	536	606	24,741	25,347
	$6,887	$2,356	$14,823	$24,066	$581,875	$605,941

The following is a summary of information pertaining to impaired non‑acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
December 31, 2017
Commercial real estate:
Construction and land development	$47,553	$649	$42,581	$43,230	$1,063
Commercial non-owner occupied	3,106	860	515	1,375	125
Commercial owner occupied	9,212	3,553	2,089	5,642	64
Consumer real estate:
Consumer owner occupied	7,382	4,392	1,240	5,632	37
Home equity loans	3,602	896	2,115	3,011	135
Commercial and industrial	2,246	635	521	1,156	15
Other income producing property	3,893	—	3,138	3,138	178
Consumer	654	—	239	239	7
Total	$77,648	$10,985	$52,438	$63,423	$1,624
December 31, 2016
Commercial real estate:
Construction and land development	$7,394	$1,074	$1,959	$3,033	$348
Commercial non-owner occupied	2,417	223	583	806	170
Commercial owner occupied	10,118	3,976	2,269	6,245	67
Consumer real estate:
Consumer owner occupied	7,090	2,120	3,553	5,673	80
Home equity loans	2,165	244	1,430	1,674	40
Commercial and industrial	2,335	—	1,263	1,263	386
Other income producing property	3,166	99	2,273	2,372	242
Consumer	394	—	145	145	4
Total	$35,079	$7,736	$13,475	$21,211	$1,337

Acquired credit impaired loans are accounted for in pools as shown on page F‑33 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non‑acquired loans, and interest income recognized on these loans:

	Year Ended December 31,
	2017		2016		2015
	Average		Average		Average
	Investment in	Interest Income	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$23,132	$1,138	$4,657	$120	$5,566	$263
Commercial non-owner occupied	1,091	45	1,129	32	2,531	66
Commercial owner occupied	5,943	268	6,985	291	8,442	368
Consumer real estate:
Consumer owner occupied	5,653	195	6,611	206	5,257	183
Home equity loans	2,343	113	992	61	170	10
Commercial and industrial	1,209	48	1,375	52	1,198	61
Other income producing property	2,755	171	3,632	145	5,195	245
Consumer	192	6	123	6	81	4
Other loans	—	—	211	—	211	16
Total Impaired Loans	$42,318	$1,984	$25,715	$913	$28,651	$1,216

The following is a summary of information pertaining to non‑acquired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2017	2016
Commercial non-owner occupied real estate:
Construction and land development	$251	$672
Commercial non-owner occupied	2,635	578
Total commercial non-owner occupied real estate	2,886	1,250
Consumer real estate:
Consumer owner occupied	4,888	5,711
Home equity loans	269	1,629
Total consumer real estate	5,157	7,340
Commercial owner occupied real estate	1,144	2,189
Commercial and industrial	1,662	420
Other income producing property	764	356
Consumer	1,802	930
Restructured loans	925	1,979
Total loans on nonaccrual status	$14,340	$14,464

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2017	2016
Commercial non-owner occupied real estate:
Construction and land development	$108	$232
Commercial non-owner occupied	-	-
Total commercial non-owner occupied real estate	108	232
Consumer real estate:
Consumer owner occupied	2,156	1,405
Home equity loans	4,589	1,643
Total consumer real estate	6,745	3,048
Commercial owner occupied real estate	189	61
Commercial and industrial	133	1
Other income producing property	316	145
Consumer	1,906	1,241
Total loans on nonaccrual status	$9,397	$4,728

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

The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310‑40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the twelve months ended December 31, 2017 and 2016, the Company’s TDRs were not material.

Note 5—FDIC Indemnification Asset

The following table provides changes in the FDIC indemnification asset:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of period	$—	$4,401	$22,161
Decrease in expected losses on loans	—	(23)	(788)
Additional recoveries on OREO	—	(1,736)	(5,440)
Reimbursable expenses	—	71	789
Amortization of discounts and premiums, net	—	(1,475)	(8,587)
Payments to (from) FDIC	—	853	(3,734)
Termination of Loss Share Agreements	—	(2,091)	—
Balance at end of period	$—	$—	$4,401

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

Note 6—Other Real Estate Owned

The following is a summary of the changes in the carrying value of OREO:

		Covered
(Dollars in thousands)	OREO	OREO	Total
Balance, December 31, 2014	$26,499	$16,227	$42,726
Transfers	2,245	(2,245)	—
Additions, net	21,419	9,283	30,702
Writedowns	(3,163)	(6,265)	(9,428)
Sold	(22,197)	(11,249)	(33,446)
Balance, December 31, 2015	24,803	5,751	30,554
Transfers	4,222	(4,222)	—
Additions, net	11,842	2,151	13,993
Writedowns	(2,270)	(2,131)	(4,401)
Sold	(20,281)	(1,549)	(21,830)
Balance, December 31, 2016	$18,316	$—	$18,316
Acquired in Southeastern Bank Financial Corp. acquisition	385	—	385
Acquired in Park Sterling Corp. acquisition	2,046	—	2,046
Additions, net	11,558	—	11,558
Writedowns	(2,249)	—	(2,249)
Sold	(18,853)	—	(18,853)
Balance, December 31, 2017	$11,203	$—	$11,203

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

At December 31, 2017, there were a total of 82 properties included in OREO which compares to 90 properties included in OREO, at December 31, 2016.  At December 31, 2017, the Company had $2.6 million in residential real estate included in OREO and $6.1 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2017	2016
Land					$81,291	$56,454
Buildings and leasehold improvements	15	-	40	years	227,402	157,927
Equipment and furnishings	3	-	10	years	104,319	78,800
Construction in process					2,305	3,613
Total					415,317	296,794
Less accumulated depreciation					(159,752)	(113,284)
					$255,565	$183,510

Depreciation expense charged to operations was $15.2 million, $11.5 million, and $11.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017 and 2016, computer software with an original cost of $13.0 million and $9.7 million, respectively, were being amortized using the straight‑line method over thirty-six months. Amortization expense totaled $2.5 million, $2.3 million, and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 8—Goodwill and Other Intangible Assets

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company has determined that there has been no impairment of goodwill as of December 31, 2017. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$338,340	$338,340
Additions:
Goodwill from Southeastern Bank Financial acquisition	258,295	—
Goodwill from Park Sterling Financial merger	402,951	—
Balance at end of period	$999,586	$338,340

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2017	2016
Gross carrying amount	$126,449	$82,154
Accumulated amortization	(52,660)	(42,306)
	$73,789	$39,848

Amortization expense totaled $10.4 million, $7.6 million and $8.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Other intangibles are amortized using either the straight‑line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2018	$13,614
2019	12,585
2020	11,419
2021	10,186
2022	8,918
Thereafter	17,067
$73,789

Note 9—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2017	2016
Certificates of deposit	$1,738,384	$872,773
Interest-bearing demand deposits	5,300,108	3,461,004
Non-interest bearing demand deposits	3,047,432	2,199,046
Savings deposits	1,443,918	799,615
Other time deposits	2,924	1,985
Total deposits	$11,532,766	$7,334,423

At December 31, 2017 and 2016 the Company had $325.3 million and $83.7 million in certificates of deposits of $250,000 and greater, respectively. At December 31, 2017 and 2016, the Company had $43.6 million and $2.9 million, respectively, in traditional, out‑of‑market brokered deposits.

At December 31, 2017, the scheduled maturities of time deposits (includes $2.9 million of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Year ended December 31:
2018	$1,131,167
2019	330,359
2020	111,836
2021	119,104
2022	40,581
Thereafter	8,261
$1,741,308

Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$286,857	0.45%	$313,773	0.24%	$288,231	0.19%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$325,713	0.33%	$320,901	0.18%	$291,428	0.14%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$401,786		$334,260		$320,373

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

At December 31, 2017 and December 31, 2016, the Company's repurchase agreement totaled $211.1 million and $238.3 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2017 and December 31, 2016.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $211.1 million and $238.3 million at December 31, 2017 and December 31, 2016, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 11— Other Borrowings

The Company’s other borrowings were as follows:

			2017			2016
				Weighted			Weighted
		Interest		Average	Interest		Average
		Rate at		Interest	Rate at		Interest
(Dollars in thousands)	Maturity	12/31/2017	Balance	Rate	12/31/2016	Balance	Rate
Short-term borrowings:
Federal Home Loan Bank Fixed Rate Credit	1/16/2018	1.40%	$50,000		—	$—
Federal Home Loan Bank Fixed Rate Credit	4/27/2018	1.57%	50,000		—	—
Total short-term borrowings			100,000	1.48%		—	—

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	3.38%	12,372		2.75%	12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	3.38%	8,248		2.75%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	3.18%	20,619		2.55%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	4.21%	6,186		3.73%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	3.79%	4,124		3.16%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	3.31%	3,093		2.68%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	2.99%	10,310		—	—
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	2.99%	10,310		—	—
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	3.16%	15,464		—	—
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	3.14%	10,310		—	—
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	3.29%	5,155		—	—
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	3.08%	4,124		—	—
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	3.22%	8,248		—	—
Fair Market Value Discount Trust Preferred Debt Acquired			(4,063)			(213)
Other	Various	4.09%	1,885		4.07%	929
Total long-term borrowings			116,385	3.26%		55,358	2.84%
Total borrowings			$216,385			$55,358

(1)	All of the junior subordinated debt above is adjustable rate based on three-month LIBOR plus a spread ranging from 140 basis points to 285 basis points.

Short-Term FHLB Advances

The Company has from time‑to‑time entered into borrowing agreements with the FHLB.  Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket‑floating lien.

As of December 31, 2017, and 2016, there was $100.0 million and $0 in outstanding Short-Term FHLB advances, respectively.  The weighted average cost of the FHLB advances at period end December 31, 2017 was 1.48% and the weighted average cost year to date for the year ended December 31, 2017 was 0.97%.  Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2017, were approximately $2.6 billion which allows the Company a total borrowing capacity at FHLB of approximately $1.9 billion. After accounting for letters of credit totaling $6.3 million, the Company had unused net credit available with the FHLB in the amount of approximately $1.9 billion at December 31, 2017.

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

All of the Company’s junior subordinated debt is callable after five years from issuance.  Therefore, all of the junior subordinated debt is callable at December 31, 2017.

As of December 31, 2017, the sole assets of the trusts were an aggregate of $114.5 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2017, the Company recorded a $114.5 million liability for the junior subordinated debt securities, net of a $4.1 million discount recorded on Southeastern Bank Financial Statutory Trust I and II, Citizens South Banking Corporation Statutory Trust I, Community Capital Statutory Trust I, FCRV Statutory Trust I, Provident Community Bancshares Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $118.6 million and the Company would fully amortize any remaining discount into interest expense.  The remaining discount is being amortized over either a two and one-half year period or five year period.

As of December 31, 2017, and 2016, there was $114.5 million (net of discount of $4.1 million) and $54.4 million (net of discount of $213,000), respectively, in junior subordinated debt. The weighted average cost of the junior subordinated debt at period end December 31, 2017 was 3.26% and the weighted average cost year to date for the year ended December 31, 2017 of 2.99%.  This does not take into account the discount.  If the discount were taken into account the weighted average cost year to date would be 3.94%.  This compares to a weighted average cost of the junior subordinated debt at period end December 31, 2016 of 2.82% and the weighted average cost year to date for the year ended December 31, 2016 of 2.59%.  If the discount were taken into account the weighted average cost year to date would be 2.99% in 2016.

For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Line of Credit

On November 15, 2017, the Company entered into a Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”).  The Agreement provides for a $10 million unsecured line of credit by the Lender to the Company.  The maturity date of the Agreement is November 15, 2018, provided that the Agreement may be extended subject to the approval of the Lender.  Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.75%.  As of December 31, 2017 and 2016, and there was no outstanding balance associated with the line of credit.

Principal maturities of other borrowings are summarized below:

	Junior
	Subordinated	FHLB
(Dollars in thousands)	Debt	Advances	Other	Total
Year Ended December 31,
2018	$—	$100,000	$7	$100,007
2019	—	—	7	7
2020	—	—	7	7
2021	—	—	8	8
2022	—	—	8	8
Thereafter	114,500	—	1,848	116,348
	$114,500	$100,000	$1,885	$216,385

Note 12—Income Taxes

On December 22, 2017, the President signed into law the Tax Reform Act which, among other things, lowered the maximum corporate tax rate from 35% to 21% beginning in 2018.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  As a result of the Tax Reform Act, the Company revalued its deferred tax assets and liabilities and recorded a provisional $26.6 million of additional income tax expense in the Company’s consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  The Company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included that amount in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as  a result of the Tax Reform Act.  The accounting is expected to be completed when the 2017 U.S. corporate tax return is filed in 2018.

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current:
Federal	$46,153	$37,187	$41,527
State	3,018	3,325	2,327
Total current tax expense	49,171	40,512	43,854
Deferred:
Federal	31,971	11,684	6,344
State	109	564	704
Total deferred tax expense	32,080	12,248	7,048
Provision for income taxes	$81,251	$52,760	$50,902

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 35% to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income taxes at federal statutory rate	$59,082	$53,915	$52,631
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	2,032	2,527	1,970
Non-deductible merger expenses	586	686	—
Tax-exempt interest	(2,840)	(1,956)	(1,842)
Income tax credits	(1,951)	(2,068)	(1,781)
Dividends received deduction	(12)	(12)	(8)
Revaluation of net deferred tax asset due to tax law change	26,558	—	—
Other, net	(2,204)	(332)	(68)
	$81,251	$52,760	$50,902

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2017	2016
Allowance for loan losses	$11,011	$14,913
Other-than-temporary impairment on securities	257	295
Share-based compensation	3,935	3,915
Pension plan and post-retirement benefits	607	1,450
Deferred compensation	13,048	3,155
Purchase accounting adjustments	33,888	34,499
FDIC Acquisition	3,190	—
Other real estate owned	838	962
Tax deductible goodwill	32	682
Net operating loss carryforwards	14,066	14,645
Cash flow hedge	54	190
Unrealized losses on investment securities available for sale	3,472	1,053
Other	643	688
Total deferred tax assets	85,041	76,447
FDIC Acquisition	—	3,540
Depreciation	5,870	7,510
Intangible assets	14,745	11,239
Deferred loan fees	7,840	7,911
Prepaid expense	474	523
Mortgage servicing rights	6,818	10,380
Other	372	2,219
Total deferred tax liabilities	36,119	43,322
Net deferred tax assets before valuation allowance	48,922	33,125
Less, valuation allowance	(3,020)	(2,002)
Net deferred tax assets	$45,902	$31,123

The Company had federal net operating loss (“NOL”) carryforwards of $30.3 million and $27.9 million for the years ended December 31, 2017 and 2016, respectively, which expire in varying amounts through 2034. As a result of the Peoples, Savannah and Park Sterling ownership changes in 2012 and 2017, respectively, Section 382 of the Internal Revenue Code places an annual limitation of the amount of federal net operating loss carryforwards which the Company may utilize. Additionally, section 382 limits the Company’s ability to utilize certain tax deductions (realized built‑in losses or “RBIL”) due to the existence of a Net Unrealized Built‑in Loss (“NUBIL”) at the time of the change in control. The Company is allowed to carry forward any such RBIL under terms similar to those related to NOLs. Consequently, $7.5 million of the Company’s NOL carryforwards attributed to the Peoples acquisition are subject to annual limitations of $1.5 million, and $17.0 million of the Company’s NOL carryforwards attributed to the Savannah acquisition are subject to annual limitation of $2.0 million, and $5.8 million of the Company’s NOL carryforwards attributed to the Park Sterling acquisition are subject to annual limitations of $3.3 million. Additionally, the Company’s RBIL carryforwards attributed to the Park Sterling acquisition totaling $15 million are subject to annual limitations of $1.1 million. The Company expects all section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company had state net operating loss carryforwards of $88.5 million and $72.1 million for the years ended December 31, 2017 and 2016 respectively, which expire in varying amounts through 2037. There is a valuation allowance of $3.0 million that relates to the parent company’s state operating loss carryforwards for which realizability is uncertain. The change in the valuation allowance for the years ended December 31, 2017, 2016, and 2015 was immaterial.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2017.

As of December 31, 2017, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2014.

Note 13— Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Business development and staff related	$7,449	$6,210	$6,642
Other loan expense	2,590	2,486	2,942
Director and shareholder expense	1,635	2,004	2,118
Armored carrier and courier expense	1,703	1,470	1,354
Property and sales tax	1,033	1,145	1,362
Other	9,310	8,016	7,031
	$23,720	$21,331	$21,449

Note 14—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and shares in thousands, except for per share amounts)	2017	2016	2015
Basic earnings per common share:
Net income	$87,554	$101,282	$99,473
Weighted-average basic common shares	29,686	23,998	23,966
Basic earnings per common share	$2.95	$4.22	$4.15
Diluted earnings per share:
Net income	$87,554	$101,282	$99,473
Weighted-average basic common shares	29,686	23,998	23,966
Effect of dilutive securities	236	221	258
Weighted-average dilutive shares	29,922	24,219	24,224
Diluted earnings per common share	$2.93	$4.18	$4.11

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
(Dollars in thousands)	2017			2016			2015
Number of shares			34,712			69,572			47,865
Range of exercise prices	$69.48	to	$91.35	$61.42	to	$69.48	$61.42	to	$66.32

Note 15—Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2014	$(5,315)	$5,467	$(529)	$(377)
Other comprehensive loss before reclassifications	(1,332)	(3,181)	(104)	(4,617)
Amounts reclassified from accumulated other comprehensive income	632	302	189	1,123
Net comprehensive income (loss)	(700)	(2,879)	85	(3,494)
Balance at December 31, 2015	(6,015)	2,588	(444)	(3,871)
Other comprehensive loss before reclassifications	(749)	(4,221)	(34)	(5,004)
Amounts reclassified from accumulated other comprehensive income (loss)	569	(75)	170	664
Net comprehensive income (loss)	(180)	(4,296)	136	(4,340)
Balance at December 31, 2016	(6,195)	(1,708)	(308)	(8,211)
Other comprehensive loss before reclassifications	(365)	(2,157)	(13)	(2,535)
Amounts reclassified from accumulated other comprehensive income (loss)	562	(413)	170	319
Net comprehensive income (loss)	197	(2,570)	157	(2,216)
Balance at December 31, 2017	$(5,998)	$(4,278)	$(151)	$(10,427)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2017	2016	2015	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$275	$275	$305	Interest expense
	(105)	(105)	(116)	Provision for income taxes
	170	170	189	Net income
Gains on sales of available for sale securities:
	$(1,421)	$(122)	$—	Securities gains, net
	542	47	—	Provision for income taxes
	(879)	(75)	—	Net income
Other-than-temporary impairment losses on available for sale securities:
	$753	$—	$489	Other-than-temporary impairment losses
	(287)	—	(187)	Provision for income taxes
	466	—	302	Net income
Amortization of defined benefit pension:
Actuarial losses	$908	$920	$1,021	Salaries and employee benefits
	(346)	(351)	(389)	Provision for income taxes
	562	569	632	Net income
Total reclassifications for the period	$319	$664	$1,123

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

In January 2015, the Bank paid a special dividend to the Company of $45.0 million for which SCBFI approval was not required.  These funds were used to redeem $46.3 million in trust preferred securities.  In November 2017, the Bank paid a special dividend to the Company of $25.0 million for which SCBFI approval was not required.  These funds were used to redeem $30.0 million in senior debt that was acquired in the Park Sterling merger.

Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $239.6 million and $116.2 million at December 31, 2017 and 2016, respectively.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non‑contributory defined benefit plan. The pension plan remained suspended as of December 31, 2017.

The following sets forth the pension plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$28,800	$28,260	$28,002
Service cost	127	112	—
Interest cost	1,124	1,132	1,017
Actuarial loss	2,665	435	132
Benefits paid	(1,138)	(1,015)	(891)
Expenses	(78)	(124)	—
Benefit obligation at end of year	31,500	28,800	28,260
Change in plan assets:
Fair value of plan assets at beginning of year	28,216	27,444	28,451
Actual return on plan assets	4,387	1,911	(116)
Employer contribution	—	—	—
Benefits paid	(1,138)	(1,015)	(891)
Expenses	(78)	(124)	—
Fair value of plan assets at end of year	31,387	28,216	27,444
Funded (unfunded) status	$(113)	$(584)	$(816)

At December 31, 2017 and 2016, the net losses recognized in accumulated other comprehensive income excluding related income tax effects were $9.2 million and $9.5 million, respectively.

The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2017	2016	2015
Interest cost	$1,124	$1,132	$1,017
Service cost	127	112	—
Expected return on plan assets	(2,213)	(2,131)	(2,067)
Recognized net actuarial loss	751	816	898
Net periodic pension benefit	(211)	(71)	(152)
Net loss	491	655	2,315
Amortization of net loss	(751)	(816)	(898)
Total amount recognized in other comprehensive income	(260)	(161)	1,417
Total recognized in net periodic benefit cost and other comprehensive income	$(471)	$(232)	$1,265

The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $775,000.

The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2017	2016
Projected benefit obligation	$31,500	$28,800
Accumulated benefit obligation	31,500	28,800
Fair value of plan assets	31,387	28,216

The Company used a 3.50% and 4.00% discount rate in its weighted‑average assumptions used to determine the benefit obligation at December 31, 2017, and 2016, respectively. The rate of compensation increase was not applicable in the Company’s weighted‑average assumptions because of the plan curtailment at June 30, 2009. The weighted‑average assumptions used to determine net periodic pension cost are as follows:

	Year ended
	December 31,
	2017	2016	2015
Discount rate	4.00%	4.10%	3.70%
Expected long-term return on plan assets	7.75%	7.75%	7.75%

For the years ended December 31, 2017, 2016, and 2015, the discount rate of 4.00%, 4.10%, and 3.70%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

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

	Rate of	Standard
	Return	Deviation
Asset Class	Assumption	Assumption
Cash Equivalents	3.00%	0.46%
High Grade Fixed Income	6.17%	3.42%
High Yield Fixed Income	8.37%	8.47%
International Fixed Income	6.53%	8.08%
Large Cap Equity	10.42%	13.26%
Mid Cap Equity	11.61%	15.75%
Mid/Small Cap Equity	10.46%	16.98%
Foreign Equity	7.57%	16.45%

The portfolio’s equity weighting is consistent with the long‑term nature of the Plan’s benefit obligation, and the expected annual return on the portfolio of 7.75%.

The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long‑term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long‑term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan’s investments. Plan assets are divided among various investment classes with allowable allocation percentages as follows: Equities 55 - 65%, Fixed Income 20 - 40%, Cash Equivalents 0 - 35%. As of December 31, 2017, approximately 64% of pension plan assets were invested with equity managers, approximately 29% of pension plan assets were invested with fixed income managers, and approximately 7% of pension plan assets were held in cash equivalents. The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

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

The fair values of the Company’s pension plan assets at December 31, 2017 by asset category are as follows:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$18	$18	$—	$—
Money market funds	2,146	2,146	—	—
Broad market fixed income	9,041	9,041	—	—
Domestic equity	16,439	16,439	—	—
Foreign equity	3,743	3,743	—	—
Total assets	$31,387	$31,387	$—	$—

As of December 31, 2017 and 2016, the Plan’s domestic equity securities did not include any of the Company’s common stock. The plan made no purchases of the Company’s stock during 2017, 2016 and 2015.

Estimated future benefit payments for the next ten years:

(Dollars in thousands)
2018	$1,318
2019	1,382
2020	1,522
2021	1,604
2022	1,637
2023-2027	8,722
$16,185

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Pension	$(351)	$(205)	$(152)
Employee savings plan/ 401(k)	7,381	6,178	5,873
Supplemental executive retirement plan	1,334	134	306
Post-retirement benefits	251	192	212
	$8,615	$6,299	$6,239

The Company does not expect to contribute to the pension plan in 2018, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

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

Note 18—Post‑Retirement Benefits

At December 31, 2017, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, South State Bank Retiree Medical Plan (the “retiree medical plan”) and the First Federal Retiree Welfare Plan (the “retiree welfare plan”).

Retiree Medical Plan

Under the retiree medical plan, post‑retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2017, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$393	$422	$436
Interest cost	13	13	12
Actuarial loss	(29)	1	19
Benefits paid	(40)	(43)	(45)
Benefit obligation at end of year	337	393	422
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	40	43	45
Benefits paid	(40)	(43)	(45)
Fair value of plan assets at end of year	—	—	—
Funded status	$(337)	$(393)	$(422)

Weighted‑average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.20%	3.50%	3.30%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.50%	3.30%	3.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest cost	$13	$13	$12
Recognized net actuarial loss	10	10	9
Net periodic benefit cost	23	23	21
Net loss	(29)	1	19
Amortization of loss	(10)	(10)	(9)
Total amount recognized in other comprehensive income	(39)	(9)	10
Total recognized in net periodic benefit cost and other comprehensive income	$(16)	$14	$31

The estimated net loss for the retiree medical plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $6,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post‑retirement benefit plan. An one-percentage point change in assumed health care cost trend rates would have the following effects at the end of 2017:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$1	$(1)
Effect on postretirement benefit obligation	19	(17)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2018	$38
2019	37
2020	36
2021	34
2022	33
2023-2027	131
$309

The Company expects to contribute approximately $38,000 to the retiree medical plan in 2018.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired FFHI employees who are currently receiving benefits. The plan was unfunded at December 31, 2017, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$2,447	$2,092	$2,331
Interest cost	81	74	77
Participants’ contributions	—	—	—
Actuarial (gain) loss	126	546	(105)
Benefits paid	(274)	(280)	(233)
Less: Federal subsidy on benefits paid	12	15	22
Benefit obligation at end of year	2,392	2,447	2,092
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	274	280	233
Participants’ contributions	—	—	—
Benefits paid	(274)	(280)	(233)
Fair value of plan assets at end of year	—	—	—
Funded status	$(2,392)	$(2,447)	$(2,092)

Weighted‑average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.20%	3.50%	3.70%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.50%	3.70%	3.45%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	6.25%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest cost	$81	$74	$77
Recognized net actuarial loss	147	95	115
Net periodic benefit cost	228	169	192
Net (gain) loss	126	546	(106)
Amortization of loss	(147)	(95)	(115)
Total amount recognized in other comprehensive income	(21)	451	(221)
Total recognized in net periodic benefit cost and other comprehensive income	$207	$620	$(29)

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $154,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post‑retirement benefit plan. A one‑percentage point change in assumed health care cost trend rates would have the following effects at the end of 2017:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on aggregate service and interest cost	$6	$(6)
Effect on postretirement benefit obligation	166	(150)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2018	$241
2019	236
2020	230
2021	222
2022	213
2023-2027	894
$2,036

The Company expects to contribute approximately $241,000 to the retiree welfare plan in 2018.

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

	Year Ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1, 2017	246,535	$42.53	285,405	$38.85	294,342	$35.91
Granted	33,634	91.23	25,682	63.79	26,430	61.74
Exercised	(59,480)	33.03	(63,527)	34.70	(35,360)	31.51
Forfeited	(2,000)	26.01	(1,025)	35.20	—	—
Expired	—	—	—	—	(7)	31.72
Outstanding at December 31, 2017	218,689	52.75	246,535	42.53	285,405	38.85
Exercisable at December 31, 2017	148,702	41.62	185,758	36.33	227,130	34.48
Weighted-average fair value of options granted during the year		$35.42		$25.19		$25.08

The aggregate intrinsic value of 218,689, 246,535, and 285,405 stock options outstanding at December 31, 2017, 2016, and 2015 was $7.7 million, $11.1 million, and $9.4 million, respectively. The aggregate intrinsic value of 148,702, 185,758, and 227,130 stock options exercisable at December 31, 2017, 2016, and 2015 was $6.8 million, $9.5 million, and $8.5 million, respectively. The aggregate intrinsic value of 59,480, 63,527, and 35,360 stock options exercised for the years ended December 31, 2017, 2016, and 2015 was $3.3 million, $2.5 million, and $1.3 million, respectively.

Information pertaining to options outstanding at December 31, 2017, is as follows:

			Options Outstanding				Options Exercisable
				Weighted					Weighted
				Average					Average
				Remaining		Weighted		Weighted	Remaining
Range of			Number	Contractual		Average	Number	Average	Contractual
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Exercise Price	Life
$26.01	-	$30.00	15,796	1.4	years	$27.60	15,795	$27.60
$30.01	-	$35.00	58,790	3.2	years	$31.82	58,787	$31.82
$35.01	-	$40.00	11,353	2.1	years	$35.20	11,351	$35.20
$40.01	-	$45.00	24,507	4.9	years	$41.42	24,507	$41.42
$45.01	-	$91.35	108,243	7.7	years	$72.19	38,262	$64.50
			218,689	5.4	years	$52.75	148,702	$41.62	4.1	years

The fair value of options is estimated at the date of grant using the Black‑Scholes option pricing model and expensed over the options’ vesting periods. The following weighted‑average assumptions were used in valuing options issued:

	Year ended December 31,
	2017		2016		2015
Dividend yield	1.40%		1.60%		1.4%
Expected life	8.5	years	8.5	years	8.5	years
Expected volatility	37.2%		40.6%		40.9%
Risk-free interest rate	2.43%		1.90%		1.79%

As of December 31, 2017, there was $1.4 million of total unrecognized compensation cost related to non‑vested stock option grants under the plans. The cost is expected to be recognized over a weighted‑average period of 1.13 years as of December 31, 2017. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was approximately $578,000, $455,000 and $386,000, respectively. Compensation expense of $784,000, $545,000, and $483,000 was recorded in 2017, 2016, and 2015, respectively.

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

Non‑vested restricted stock for the year ended December 31, 2017 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2017	183,014	$51.88
Granted	26,053	89.11
Vested	(61,950)	47.94
Forfeited	(4,425)	75.59
Nonvested at December 31, 2017	142,692	59.66

The Company granted 26,053, 44,301, and 45,605 shares for the years ended December 31, 2017, 2016, and 2015, respectively. The weighted‑average‑ grant‑date fair value of restricted shares granted in 2017, 2016, and 2015 was $89.11, $67.51, and $70.86, respectively. Compensation expense of $2.5 million, $2.7 million, and $2.5 million was recorded in 2017, 2016, and 2015, respectively.

The vesting schedule of these shares as of December 31, 2017 is as follows:

Shares
2017	37,713
2018	34,337
2019	51,940
2020	3,905
2021	3,405
Thereafter	11,392
142,692

As of December 31, 2017, there was $4.5 million of total unrecognized compensation cost related to non‑vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted‑average period of 2.08 years as of December 31, 2017. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was approximately $3.1 million, $3.2 million, and $2.1 million, respectively.

Restricted Stock Units

The Company from time‑to‑time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date). The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses on a straight‑line basis typically over the performance and vesting periods based upon the probable performance target that will be met. For the year ended December 31, 2017, the Company accrued for 97.1% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the year ended December 31, 2017 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2017	107,876	$66.37
Granted	77,301	89.43
Vested	(39,672)	68.31
Forfeited	(1,518)	78.68
LTIP Adjustment	(3,951)	63.93
Nonvested at December 31, 2017	140,036	78.49

The Company granted 77,301, 68,842 and 39,672 shares for the year ended December 31, 2017, 2016 and 2015, respectively. The weighted‑average grant‑date fair value of restricted stock units granted in 2017 was $89.43. Compensation expense of $3.6 million, $2.9 million, and $2.8 million was recorded in 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $5.7 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted‑average period of 2.09 years as of December 31, 2017.  The total fair value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was approximately $5.0 million, $4.3 million, and $1.9 million, respectively.

Employee Stock Purchase Plan

The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2022, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 89,000 shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter.

The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $43,000, $48,000 and $48,000 in share‑based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 20—Stock Repurchase Program

In February 2004, the Company’s Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock.  In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  This program does not have a formal expiration date and superseded any previously announced programs that may have had remaining available shares for repurchase. Under the announced stock repurchase program, the Company did not repurchase any shares during the year ended December 31, 2017 and 32,900 shares at a cost of $2.1 million during the year ended December 31, 2016.  The Company repurchased 60,000 shares at a cost of $4.3 million during the year ended December 31, 2015. Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 61,125, 55,537, and 21,046 shares at a cost of $5.5 million, $3.9 million, and $1.4 million in 2017, 2016, and 2015, respectively.

Note 21—Lease Commitments

The Company’s subsidiary was obligated at December 31, 2017, under certain noncancelable operating leases extending to the year 2038 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Year Ended December 31,
2018	$6,301
2019	5,621
2020	5,164
2021	4,924
2022	4,447
Thereafter	18,508
$44,965

Total lease expense for the years ended December 31, 2017, 2016, and 2015 was $6.2 million, $ 5.7 million, and  $6.6 million, respectively.

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

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2017, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 23—Related Party Transactions

During 2017 and 2016, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $7.8 million and $35.4 million at December 31, 2017 and 2016 respectively. During 2017, $14.2 million of new loans were made to this group while repayments of $14.5 million were received during the year. There were also additions to related party loans of $3.7 million due to the addition of new directors through acquisitions in 2017 and there were reductions to related party loans of $31.0 million due to the retirement of directors in 2017.   Related party deposits totaled approximately $20.8 million and $19.3 million at December 31, 2017 and 2016, respectively.

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

The subsidiary’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on‑balance sheet instruments. At December 31, 2017 and 2016, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	December 31,
(Dollars in thousands)	2017	2016
Commitments to extend credit	$2,905,213	$1,670,097
Standby letters of credit and financial guarantees	30,444	16,930
	$2,935,657	$1,687,027

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2017, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy. See Note 28—Derivative Financial Instruments for additional information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017:
Assets
Derivative financial instruments	$3,306	$—	$3,306	$—
Loans held for sale	70,890	—	70,890	—
Securities available for sale:
Government-sponsored entities debt	85,509	—	85,509	—
State and municipal obligations	220,437	—	220,437	—
Mortgage-backed securities	1,340,687	—	1,340,687	—
Corporate securities	4,077	—	4,077	—
Total securities available for sale	1,650,710	—	1,650,710	—
Mortgage servicing rights	31,119	—	—	31,119
	$1,756,025	$—	$1,724,906	$31,119
Liabilities
Derivative financial instruments	$3,248	$—	$3,248	$—

December 31, 2016:
Assets
Derivative financial instruments	$2,606	$—	$2,606	$—
Loans held for sale	50,572	—	50,572	—
Securities available for sale:
Government-sponsored entities debt	84,642	—	84,642	—
State and municipal obligations	107,402	—	107,402	—
Mortgage-backed securities	803,577	—	803,577	—
Corporate securities	3,784	2,559	1,225	—
Total securities available for sale	999,405	2,559	996,846	—
Mortgage servicing rights	29,037	—	—	29,037
	$1,081,620	$2,559	$1,050,024	$29,037
Liabilities
Derivative financial instruments	$730	$—	$730	$—

There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2017, and 2016.

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2017	$29,037	$—
Servicing assets that resulted from transfers of financial assets	6,439	—
Changes in fair value due to valuation inputs or assumptions	(595)	—
Changes in fair value due to decay	(3,762)	—
Fair value , December 31, 2017	$31,119	$—

Fair value, January 1, 2016	$26,202	$—
Servicing assets that resulted from transfers of financial assets	6,428	—
Changes in fair value due to valuation inputs or assumptions	560	—
Changes in fair value due to decay	(4,153)	—
Fair value, December 31, 2016	$29,037	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at December 31, 2017 or 2016.

See Note 29 – Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017:
OREO	$11,203	$—	$—	$11,203
Non-acquired impaired loans	10,495	—	—	10,495
December 31, 2016:
OREO	$18,316	$—	$—	$18,316
Non-acquired impaired loans	6,611	—	—	6,611

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2017	2016
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	3%	6%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	21%	18%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount is a reasonable estimate of fair value.

Investment Securities—Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of FHLB stock approximates fair value based on the redemption provisions. The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 3-Investment Securities for additional information, as well as page F-70 regarding fair value

Loans held for sale — The fair values disclosed for loans held for sale are based on commitments from investors for loans with similar characteristics.

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

Derivative Financial Instruments—The fair value of derivative financial instruments (including interest rate swaps) is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back .

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2017
Financial assets:
Cash and cash equivalents	$377,627	$377,627	$377,627	$—	$—
Investment securities	1,673,769	1,673,796	20,530	1,653,266	—
Loans held for sale	70,890	70,890	—	70,890	—
Loans, net of allowance for loan losses	10,575,417	10,724,264	—	—	10,724,264
Accrued interest receivable	32,727	32,727	—	7,051	25,676
Mortgage servicing rights	31,119	31,119	—	—	31,119
Interest rate swap - non-designated hedge	2,367	2,367	—	2,367	—
Other derivative financial instruments (mortgage banking related)	939	939	—	939	—
Financial liabilities:
Deposits	11,532,766	10,796,380	—	10,796,380	—
Federal funds purchased and securities sold under agreements to repurchase	286,857	286,857	—	286,857	—
Other borrowings	216,385	219,421	—	219,421	—
Accrued interest payable	2,789	2,789	—	2,789	—
Interest rate swap - non-designated hedge	2,750	2,750	—	2,750	—
Interest rate swap - cash flow hedge	246	246	—	246	—
Other derivative financial instruments (mortgage banking related)	252	252	—	252	—
Off balance sheet financial instruments:
Commitments to extend credit	—	41,319	—	41,319	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$374,448	$374,448	$374,448	$—	$—
Investment securities	1,014,981	1,015,137	12,041	1,003,096	—
Loans held for sale	50,572	50,572	—	50,572	—
Loans, net of allowance for loan losses	6,643,326	6,649,575	—	—	6,649,575
Accrued interest receivable	18,618	18,618	—	3,642	14,976
Mortgage servicing rights	29,037	29,037	—	—	29,037
Interest rate swap - non-designated hedge	203	203	—	203	—
Other derivative financial instruments (mortgage banking related)	2,403	2,403	—	2,403	—
Financial liabilities:
Deposits	7,334,423	6,935,867	—	6,935,867	—
Federal funds purchased and securities sold under agreements to repurchase	313,773	313,773	—	313,773	—
Other borrowings	55,358	54,379	—	54,379	—
Accrued interest payable	1,359	1,359	—	1,359	—
Interest rate swap - non-designated hedge	181	181	—	181	—
Interest rate swap - cash flow hedge	498	498	—	498	—
Other derivative financial instruments (mortgage banking related)	51	51	—	51	—
Off balance sheet financial instruments:
Commitments to extend credit	—	1,587	—	1,587	—

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

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer will be required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, beginning January 1, 2016 and becoming fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-

weighted assets.

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

The following table presents actual and required capital ratios as of December 31, 2017 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2017
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,273,547	11.59%	$631,811	5.75%	$769,162	7.00%	$714,221	6.50%
South State Bank (the Bank)	1,360,603	12.38%	631,741	5.75%	769,077	7.00%	714,143	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,384,433	12.60%	796,632	7.25%	933,982	8.50%	879,042	8.00%
South State Bank (the Bank)	1,360,603	12.38%	796,544	7.25%	933,879	8.50%	878,945	8.00%
Total capital to risk-weighted assets:
Consolidated	1,432,843	13.04%	1,016,392	9.25%	1,153,742	10.50%	1,098,802	10.00%
South State Bank (the Bank)	1,409,014	12.82%	1,016,280	9.25%	1,153,615	10.50%	1,098,681	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,384,433	10.36%	534,460	4.00%	534,460	4.00%	668,075	5.00%
South State Bank (the Bank)	1,360,603	10.18%	534,390	4.00%	534,390	4.00%	667,987	5.00%
December 31, 2016:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$788,544	11.66%	$346,730	5.125%	$473,582	7.00%	$439,755	6.50%
South State Bank (the Bank)	815,823	12.06%	346,629	5.125%	473,444	7.00%	439,627	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	841,266	12.43%	448,212	6.625%	575,064	8.50%	541,237	8.00%
South State Bank (the Bank)	815,823	12.06%	448,081	6.625%	574,896	8.50%	541,079	8.00%
Total capital to risk-weighted assets:
Consolidated	881,957	13.04%	583,521	8.625%	710,374	10.50%	676,546	10.00%
South State Bank (the Bank)	856,388	12.66%	583,351	8.625%	710,166	10.50%	676,349	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	841,266	9.88%	340,612	4.00%	340,612	4.00%	425,765	5.00%
South State Bank (the Bank)	815,823	9.58%	340,483	4.00%	340,483	4.00%	425,604	5.00%

As of December 31, 2017 and 2016, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 27—Condensed Financial Statements of Parent Company

Financial information pertaining only to South State Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2017	2016
ASSETS
Cash	$25,879	$27,775
Investment securities available for sale	—	631
Investment in subsidiary	2,399,744	1,163,616
Other assets	1,111	1,235
Total assets	$2,426,734	$1,193,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$117,813	$58,669
Shareholders’ equity	2,308,921	1,134,588
Total liabilities and shareholders’ equity	$2,426,734	$1,193,257

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income:
Dividends from subsidiary	$63,703	$36,328	$82,765
Operating income	580	177	38
Total income	64,283	36,505	82,803
Operating expenses	15,482	12,688	8,883
Income before income tax benefit and equity in undistributed earnings of subsidiaries	48,801	23,817	73,920
Applicable income tax benefit	5,053	4,270	2,975
Equity in undistributed earnings of subsidiary (excess distribution)	33,700	73,195	22,578
Net income	87,554	101,282	99,473
Preferred stock dividends	—	—	—
Net income available to common shareholders	$87,554	$101,282	$99,473

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$87,554	$101,282	$99,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	222	355
Share-based compensation	6,934	6,220	5,803
Gain on sale of securities available for sale	(486)	(122)	—
Decrease (increase) in other assets	(1,564)	26	(296)
(Decrease) increase in other liabilities	(6,341)	3,750	(1,648)
Undistributed earnings of subsidiary	(33,700)	(73,195)	(22,578)
Net cash provided by operating activities	53,063	38,183	81,109
Cash flows from investing activities:
Proceeds from sales and calls of other investment securities	687	137	1,392
Payments for investments in subsidiaries	—	—	(384)
Net cash inflow from acquisitions	15,468	—	—
Net cash provided by investing activities	16,155	137	1,008
Cash flows from financing activities:
Repayment of other borrowings	(30,000)	—	(46,392)
Common stock issuance	1,056	925	908
Common stock repurchased	(5,512)	(5,981)	(5,631)
Dividends paid on common stock	(38,623)	(29,285)	(23,710)
Stock options exercised	1,965	2,204	1,115
Net cash used in financing activities	(71,114)	(32,137)	(73,710)
Net increase (decrease) in cash and cash equivalents	(1,896)	6,183	8,407
Cash and cash equivalents at beginning of period	27,775	21,592	13,185
Cash and cash equivalents at end of period	$25,879	$27,775	$21,592

Note 28—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			December 31, 2017			December 31, 2016
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$8,000	$—	$246	$8,000	$—	$498

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$2,824	$—	$92	$—	$—	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$275,736	$1,899	$2,658	$13,860	$203	$—
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$275,736	$468	$—	$13,860	$—	$181

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	$94,000	$—	$252	$95,500	$—	$52

Forward sales commitments used to hedge mortgage pipeline	Other Assets	$89,317	$939	$—	$97,092	2,403	$—

Total derivatives		$745,613	$3,306	$3,248	$228,312	$2,606	$731

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

The Company recognized an after‑tax unrealized gain on its cash flow hedge in other comprehensive income for the year ended December 31, 2017 of $156,000, compared to a $136,000 gain for the year ended December 31, 2016. The Company recognized a $246,000 and a $498,000 cash flow hedge liability in other liabilities on the balance sheet at December 31, 2017 and 2016, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2017 and 2016.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark‑to‑market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2017 and 2016, respectively, the Company provided $300,000 and $550,000 collateral, which is included in cash and cash equivalents on the balance sheet as interest‑bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Balance Sheet Fair Value Hedge

The Company maintains one loan swap, with an aggregate notional amount of $2.8 million at December 31, 2017, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate.  The fair value of this hedge is recorded in other assets and in other liabilities. All changes in fair value are recorded through earnings as noninterest income.  There was no gain or loss recorded on this derivative in 2017 or 2016.

Non-designated Hedges of Interest Rate Risk

Customer Swaps

The Company maintains interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2017, the interest rate swaps had an aggregate notional amount of approximately $551.5 million and the fair value of the interest rate swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income.  For the year ended December 31, 2017 and 2016, the Company recorded a gain of $1,000 and $22,000, respectively related to the change in the fair value of these interest rate swap derivatives.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2017 and 2016, the Company had derivative financial instruments outstanding with notional amounts totaling $94.0 million and $ 95.5 million related to mortgage servicing rights, respectively. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a loss of $252,000 and $52,000, respectively.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

	December 31,
(Dollars in thousands)	2017	2016
Mortgage loan pipeline	$71,477	$85,445
Expected closures	53,608	64,083
Fair value of mortgage loan pipeline commitments	920	1,037
Forward sales commitments	89,317	97,092
Fair value of forward commitments	19	1,366

Note 29—Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $2.9 billion and $2.7 billion at December 31, 2017 and 2016, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees earned by the Company during the year ended December 31, 2017 and 2016 was $7.2 million and $6.8 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At December 31, 2017 and 2016, MSRs were $31.1 million and $29.0 million, respectively, on the Company’s consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the years ended December 31, 2017 and 2016 were a loss of $595,000 and a gain of $560,000, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Increase (decrease) in fair value of MSRs	$(595)	$560	$1,015
Decay of MSRs	(3,762)	(4,153)	(3,371)
Gain (loss) related to derivatives	200	(402)	751
Net effect on statements of income	$(4,157)	$(3,995)	$(1,605)

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

The characteristics and sensitivity analysis of the MSR are included in the following table.

	December 31,
(Dollars in thousands)	2017		2016
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.7%		99.6%
Adjustable-rate mortgage loans	0.3%		0.4%
Total	100.0%		100.0%
Weighted average life	7.64	years	7.70	years
Constant Prepayment rate (CPR)	7.7%		7.7%
Weighted average discount rate	9.6%		9.8%
Effect on fair value due to change in interest rates
25 basis point increase	$1,485		$1,399
50 basis point increase	2,664		2,557
25 basis point decrease	(1,850)		(1,713)
50 basis point decrease	(4,014)		(3,670)

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

Custodial escrow balances maintained in connection with the loan servicing were $15.3 million and $13.2 million at December 31, 2017 and 2016.

Whole loan sales were $746.9 million and $745.7 million for the years ended December 31, 2017 and 2016, of which $565.0 million and $605.6 million or 75.7% and 81.2% were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2017, loans held for sale were $70.9 million which included $25.4 million in commercial loans (Shared National Credits) which were acquired in the Park Sterling acquisition that were sold in the first quarter of 2018, resulting in no gain or loss.  Loans held for sale consisting of residential mortgage loans to be sold in the secondary market, were $45.5 million at December 31, 2017, compared with $50.6 million at December 31, 2016.

Note 30 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2017, tax credits and other tax benefits of $3.3 million and amortization of $3.0 million were recorded.  For the year ended December 31, 2016, the Company recorded tax credits and other tax benefits of $2.4 million and amortization of $1.5 million. At December 31, 2017 and 2016, the Company’s carrying value of QAHPs was $36.6 million and $26.8 million, respectively, with an original investment of $46.9 million.  The Company has $18.5 million and $14.7 million in remaining funding obligations related to these QAHPs recorded in liabilities at December 31, 2017 and 2016, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 31 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and has determined that there is no disclosure necessary.