Form 10-Q
period 2018-03-31
SOUTH STATE Corp
filed 2018-05-04
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2018
Common Stock, $2.50 par value	36,787,776

South State Corporation and Subsidiary

March 31 2018 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2018	2017	2017
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$227,264	$255,775	$212,042
Interest-bearing deposits with banks	362,773	117,635	348,602
Federal funds sold and securities purchased under agreements to resell	54,467	4,217	102,482
Total cash and cash equivalents	644,504	377,627	663,126
Investment securities:
Securities held to maturity (fair value of $1,284, $2,556 and $6,217, respectively)	1,274	2,529	6,095
Securities available for sale, at fair value	1,640,837	1,648,193	1,379,788
Other investments	23,479	23,047	14,726
Total investment securities	1,665,590	1,673,769	1,400,609
Loans held for sale	42,690	70,890	46,988
Loans:
Acquired credit impaired, net of allowance for loan losses	597,274	618,803	627,340
Acquired non-credit impaired	3,274,938	3,507,907	1,715,642
Non-acquired	6,762,512	6,492,155	5,564,307
Less allowance for non-acquired loan losses	(45,203)	(43,448)	(38,449)
Loans, net	10,589,521	10,575,417	7,868,840
Other real estate owned	11,073	11,203	20,007
Premises and equipment, net	253,605	255,565	203,505
Bank owned life insurance	226,222	225,132	149,562
Deferred tax assets	46,736	45,902	43,075
Mortgage servicing rights	34,196	31,119	30,063
Core deposit and other intangibles	70,376	73,789	55,461
Goodwill	999,592	999,586	595,711
Other assets	105,004	126,590	73,123
Total assets	$14,689,109	$14,466,589	$11,150,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,120,818	$3,047,432	$2,599,111
Interest-bearing	8,542,280	8,485,334	6,434,327
Total deposits	11,663,098	11,532,766	9,033,438
Federal funds purchased and securities sold under agreements to repurchase	357,574	286,857	352,431
Other borrowings	215,589	216,385	107,988
Other liabilities	130,269	121,661	76,313
Total liabilities	12,366,530	12,157,669	9,570,170
Shareholders’ equity:
Preferred stock - $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock - $2.50 par value; authorized 80,000,000, 80,000,000 and 40,000,000 shares, respectively; 36,783,438, 36,759,656 and 29,230,734 shares issued and outstanding, respectively	91,958	91,899	73,077
Surplus	1,807,989	1,807,601	1,132,173
Retained earnings	452,982	419,847	379,534
Accumulated other comprehensive loss	(30,350)	(10,427)	(4,884)
Total shareholders’ equity	2,322,579	2,308,920	1,579,900
Total liabilities and shareholders’ equity	$14,689,109	$14,466,589	$11,150,070

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans, including fees	$127,041	$91,752
Investment securities:
Taxable	8,788	7,231
Tax-exempt	1,559	1,430
Federal funds sold and securities purchased under agreements to resell	660	573
Total interest income	138,048	100,986
Interest expense:
Deposits	6,913	2,497
Federal funds purchased and securities sold under agreements to repurchase	454	240
Other borrowings	1,708	887
Total interest expense	9,075	3,624
Net interest income	128,973	97,362
Provision for loan losses	2,454	3,707
Net interest income after provision for loan losses	126,519	93,655
Noninterest income:
Fees on deposit accounts	25,506	21,719
Mortgage banking income	4,948	5,569
Trust and investment services income	7,514	5,941
Recoveries on acquired loans	2,975	1,532
Other	2,575	1,674
Total noninterest income	43,518	36,435
Noninterest expense:
Salaries and employee benefits	62,465	48,886
Net occupancy expense	8,166	6,388
Information services expense	9,738	6,360
Furniture and equipment expense	4,626	3,794
OREO expense and loan related	1,661	2,142
Bankcard expense	3,654	2,770
Amortization of intangibles	3,413	2,507
Supplies, printing and postage expense	1,392	1,654
Professional fees	1,699	1,773
FDIC assessment and other regulatory charges	1,263	1,122
Advertising and marketing	736	559
Merger and branch consolidation related expense	11,296	21,024
Other	6,317	5,744
Total noninterest expense	116,426	104,723
Earnings:
Income before provision for income taxes	53,611	25,367
Provision for income taxes	11,285	7,103
Net income	42,326	18,264
Earnings per common share:
Basic	$1.15	$0.63
Diluted	$1.15	$0.63
Dividends per common share	$0.33	$0.33
Weighted average common shares outstanding:
Basic	36,646	28,892
Diluted	36,899	29,159

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$42,326	$18,264
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(22,082)	5,116
Tax effect	4,890	(1,950)
Reclassification adjustment for (gains) losses and OTTI included in net income	—	—
Net of tax amount	(17,192)	3,166
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	36	(38)
Tax effect	(8)	14
Reclassification adjustment for losses included in interest expense	47	110
Tax effect	(10)	(42)
Net of tax amount	65	44
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	—	—
Reclassification adjustment for changes included in net income	194	188
Tax effect	(43)	(71)
Net of tax amount	151	117
Other comprehensive gain (loss), net of tax	(16,976)	3,327
Comprehensive income	$25,350	$21,591

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2018 and 2017

(Dollars in thousands, except for share data)

							Accumulated Other
	Preferred Stock		Common Stock			Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2016	—	$—	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income	—	—	—	—	—	18,264	3,327	21,591
Cash dividends declared on common stock at $0.33 per share	—	—	—	—	—	(9,646)	—	(9,646)
Common stock issued for Southeastern Bank Financial Corp. acquisition	—	—	4,978,338	12,446	422,163	—	—	434,609
Stock options exercised	—	—	9,002	22	285	—	—	307
Restricted stock awards	—	—	11,273	28	(28)	—	—	—
Stock issued pursuant to restricted stock units	—	—	37,802	95	(95)	—	—	—
Common stock repurchased	—	—	(36,073)	(90)	(3,157)	—	—	(3,247)
Share-based compensation expense	—	—	—	—	1,698	—	—	1,698
Balance, March 31, 2017	—	$—	29,230,734	$73,077	$1,132,173	$379,534	$(4,884)	$1,579,900
Balance, December 31, 2017	—	$—	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income	—	—	—	—	—	42,326	(16,976)	25,350
Cash dividends declared on common stock at $0.33 per share	—	—	—	—	—	(12,138)	—	(12,138)
AOCI reclassification to retained earnings from adoption of ASU 2018-02			—	—	—	2,947	(2,947)	—
Stock options exercised	—	—	2,240	5	61	—	—	66
Restricted stock awards	—	—	1,169	3	(3)	—	—	—
Common stock repurchased	—	—	(17,992)	(45)	(1,567)	—	—	(1,612)
Stock issued pursuant to restricted stock units	—	—	38,365	96	(96)	—	—	—
Share-based compensation expense	—	—	—	—	1,993	—	—	1,993
Balance, March 31, 2018	—	$—	36,783,438	$91,958	$1,807,989	$452,982	$(30,350)	$2,322,579

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	2018	2017
Cash flows from operating activities:
Net income	$42,326	$18,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,939	7,050
Provision for loan losses	2,454	3,707
Deferred income taxes	3,993	1,558
Share-based compensation expense	1,993	1,698
Accretion of discount related to performing acquired loans	(9,656)	(4,199)
Gain on disposal of premises and equipment	(72)	(15)
Gain on sale of OREO	(58)	(50)
Net amortization of premiums on investment securities	1,966	1,722
OREO write downs	777	936
Fair value adjustment for loans held for sale	(215)	716
Originations and purchases of loans held for sale	(154,234)	(164,075)
Proceeds from sales of loans	182,649	180,594
Net change in:
Accrued interest receivable	1,553	1,204
Prepaid assets	(526)	768
Miscellaneous other assets	14,251	(1,889)
Accrued interest payable	775	(519)
Accrued income taxes	6,984	5,466
Miscellaneous other liabilities	1,846	(11,670)
Net cash provided by operating activities	105,745	41,266
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	5,215	210,943
Proceeds from maturities and calls of investment securities held to maturity	1,255	—
Proceeds from maturities and calls of investment securities available for sale	57,972	56,143
Proceeds from sales of other investment securities	2,125	2,382
Purchases of investment securities available for sale	(79,661)	(61,321)
Purchases of other investment securities	(2,556)	(303)
Net increase in loans	(10,461)	(176,946)
Net cash received from acquisitions	6	71,607
Recoveries of loans previously charged off	966	731
Purchases of premises and equipment	(3,615)	(4,219)
Proceeds from sale of OREO	2,516	2,257
Proceeds from sale of premises and equipment	6	15
Net cash provided by (used in) investing activities	(26,232)	101,289
Cash flows from financing activities:
Net increase in deposits	130,332	178,095
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	70,717	37,645
Proceeds from FHLB advances	50,000	—
Repayment of other borrowings	(50,001)	(57,031)
Common stock repurchase	(1,612)	(3,247)
Dividends paid on common stock	(12,138)	(9,646)
Stock options exercised	66	307
Net cash provided by financing activities	187,364	146,123
Net increase in cash and cash equivalents	266,877	288,678
Cash and cash equivalents at beginning of period	377,627	374,448
Cash and cash equivalents at end of period	$644,504	$663,126
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$8,300	$4,142
Income taxes	$786	$760
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$1,816,592
Other intangible assets acquired	—	18,120
Liabilities assumed	—	1,656,967
Net identifiable assets acquired over liabilities assumed	—	177,745
Common stock issued in acquisition	—	434,625
Real estate acquired in full or in partial settlement of loans	$2,895	$4,284

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to "South State," the "Company" "we," "us," "our" or similar references mean South State Corporation and its consolidated subsidiaries.  References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, a South Carolina banking corporation.

Revenue from Contracts with Customers (Topic 606) and Method of Adoption

On January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU Topic 606”).  The majority of our revenue is derived primarily from interest income from receivables (loans) and securities.  Other revenues are derived from fees received in connection with deposit accounts, mortgage banking activities including gains from the sale of loans and loan origination fees, and trust and investment advisory services. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted ASU Topic 606 using the modified retrospective transition approach which does not require restatement of prior periods.  The method was selected as there were no material changes in the timing of revenue recognition resulting in no comparability issues with prior periods.  This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.  When applying the modified retrospective approach under ASU Topic 606, the Company has elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018.  There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to ASU Topic 606 involve income derived from contracts with customers. Within the scope of ASU Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets.   Through our wholly-owned subsidiaries, the Bank, South State Advisory and Minis, Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services.  Total revenue recognized from these contracts with customers was $7.5 million for the three months ended March 31, 2018. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is

$25.8 million for the three months ended March 31, 2018.  Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers consists of over 791,000 active contracts.  We have disaggregated revenue according to timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time is $33.8 million for the three months ended March 31, 2018.  Total revenue derived from contracts in which services are transferred over time is $4.8 million for the three months ended March 31, 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

Contract Balances - The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on the balance sheet.  Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer.  For fee per transaction contracts, the customers are billed as the transactions are processed. For hourly rate and monthly service contracts related to trust and some investment revenues, the customers are billed monthly (generally as a percentage basis point of the market value of the investment account). In some cases, specific to Minis, Inc. and South State Advisory customers are billed in advance for quarterly services to be performed based on the past quarters average account balance. These do create contract liabilities or deferred revenue, as the customers pay in advance for service.   Neither the contract liabilities nor the accounts receivables balances are material to the Company’s balance sheet.

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASU Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The performance obligations for these contracts are satisfied as the service is provided to the customer (either over time or at a point in time). The payment terms of the contracts are typically based on a basis point percentage of the investment account market value, fee per hour of service, or fee for service incurred. There are no significant financing components in the contracts.  Excluding deposit services revenues which are mostly billed at a point in time as a fee for services incurred, all other contracts within the scope of ASU Topic 606 contain variable consideration in that fees earned are derived from market values of accounts or from hours worked for services performed which determines the amount of consideration to which we are entitled.  The variability is resolved when the hours are incurred or services are provided. The contracts do not include obligations for returns, refunds, or warranties.  The contracts are specific to the amounts owed to the Company for services performed during a period should the contracts be terminated.

Significant Judgements - All of the contracts create performance obligations that are satisfied at a point in time excluding the contracts billed in advance through Minis and South State Advisory and some immaterial deposit revenues.     Revenue is recognized as services are billed to the customers.  Variable consideration does exist for contracts related to our trust and investment services as revenues are based on market values and services performed. We have adopted the right-to-invoice practical expedient for trust management contracts through South State Bank which we contract with our customers to perform IRA, Trust, and/or Custody services.

Note 3 — Recent Accounting and Regulatory Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued (“ASU”) No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) (“ASU 2018-03”).  ASU 2018-03 updates the new financial instruments standard by clarifying issues that arisen from ASU 2016-01, but does not change the core principle of the new standard.  The issues addressed in this ASU include: (1) Equity securities without a readily determinable fair value-discontinuation, (2) Equity securities without a readily determinable fair value-adjustments, (3) Forward contracts and purchased options, (4) Presentation requirements for certain fair value option liabilities, (5) Fair value option liabilities denominated in a foreign currency, (6) Transition guidance for equity securities without a readily determinable fair value, and (7) Transition and open effective date information.  For public business entities, the amendments in ASU 2018-03 and ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2018-03 and ASU 2016-01.  This guidance became effective on January 1, 2018 and the Company has determined that the implementation of this standard did not have a material impact to the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; (“ASU 2018-02”).  ASU 2018-02 amends ASC Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform Act”).  Consequently, this amendment eliminates the stranded tax effects resulting from the Tax Reform Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments only related to the reclassification of the income tax effects of the Tax Reform Act, the underlying guidance that requires that the effects of the change in tax laws or rates be included in income from continuing operations is not affected.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  This amendment should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in U.S. federal corporate income tax rate in the Tax Reform Act is recognized.  The Company early adopted this amendment in the first quarter of 2018 and reclassified $2.9 million from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Reform Act.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities; (“ASU 2017-12”).  ASU 2017-12 amends Accounting Standards Codification (“ASC”) Topic 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments will improve the transparency of information about an entity’s risk management activities and simplify the application of hedge accounting.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  The Company is still assessing the impact of this new guidance, but does not believe it will have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718):  Scope of Modification Accounting; (“ASU 2017-09”).  ASU 2017-09 provides clarity by offering guidance on the scope of modification accounting for share-based payment awards and gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; (“ASU 2017-07”).  ASU 2017-07 applies to any employer that sponsors a defined benefit pension plan, other postretirement benefit plan, or other types of benefits accounted for under Topic 715. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost, as follows (1) service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization, (2) all other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented, (3) the amendments permit capitalizing only the service cost component of net benefit cost, assuming such costs meet the criteria required for capitalization by other GAAP , rather than total net benefit cost which has been permitted under prior GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The amendments should be adopted prospectively and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior periods to apply the retrospective presentation requirements.  The Company adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business; (“ASU 2017-01”).  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC Topic 606.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company has determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers;  (“ASU 2016-20”).  ASU 2016-20 updates the new revenue standard by clarifying issues that arisen from ASU 2014-09, but does not change the core principle of the new standard.  The issues addressed in this ASU include: 1) Loan guarantee fees, 2) Impairment testing of contract costs, 3) Interaction of impairment testing with guidance in other topics, 4) Provisions for losses on construction-type and production-type contracts, 5) Scope of topic 606, 6) Disclosure of remaining performance obligations, 7) Disclosure of prior-period performance obligations, 8) Contract modifications, 9) Contract asset vs. receivable, 10) Refund liability, 11) Advertising costs, 12) Fixed-odds wagering contracts in the casino industry, 13) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company’s revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and the Company refined its disclosures around the standard in the first quarter of 2018.  The Company has determined that there is no material change on how the Company recognizes its revenue streams and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments:  (“ASU 2016-15”).  ASU 2016-15 addresses eight classification issues related to the statement of cash flows:  Debt prepayment or debt extinguishment costs; Settlement of zero-coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate-owned life insurance policies, including  bank-owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions using a retrospective transition method to each period presented.  The Company adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments:  (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has dedicated staff and resources in place evaluating the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models.  The Company is currently still assessing the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net); (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  The Company’s revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and the Company refined its disclosures around the standard in the first quarter of 2018.  The Company has determined that there is no material change on how the Company recognizes its revenue streams and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements, other than the required disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.    The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is still currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s consolidated financial statements.  Based on the Company’s current evaluation, the Company estimates that it would have recorded a right to use asset and a lease liability of approximately $83 million if the standard was effective at March 31, 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For public business entities, the amendments in ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU 2016-01.  This guidance became effective on January 1, 2018 and the Company has determined that the implementation of this standard did not have a material impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company’s revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and the Company refined its disclosures around the standard in the first quarter of 2018.  The Company has determined that there is no material change on how the Company recognizes its revenue streams and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

Note 4 — Mergers and Acquisitions

The following business combinations have occurred over the past two years:

•	Park Sterling Corporation (“PSC” or “Park”) – November 30, 2017 – Whole bank acquisition
•	Southeastern Bank Financial Corporation (“SBFC” or “Southeastern”) – January 3, 2017 – Whole bank acquisition

Park Sterling Corporation Acquisition

On November 30, 2017, SSB acquired all of the outstanding common stock of PSC of Charlotte, North Carolina, the bank holding company for Park Sterling Bank (“PSB”), in a stock transaction.  PSC common shareholders received 0.14 shares of the Company’s common stock in exchange for each share of PSC stock resulting in the Company issuing 7,480,343 shares of its common stock.  In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million.

The PSC transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  The following table presents the assets acquired and liabilities assumed as of November 30, 2017 and their initial and subsequent fair value estimates, as recorded by the Company.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by Park	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$116,454	$—		$—		$116,454
Investment securities	461,261	1,444	(a)	219	(a)	462,924
Loans held for sale	2,200	68,686	(b)	—		70,886
Loans, net of allowance and mark	2,346,612	(95,878)	(c)	(50)	(c)	2,250,684
Premises and equipment	61,059	(4,882)	(d)	(387)	(d)	55,790
Intangible assets	73,090	(46,915)	(e)	—		26,175
OREO and repossessed assets	2,549	(429)	(f)	210	(f)	2,330
Bank owned life insurance	72,703	—		—		72,703
Deferred tax asset	17,963	11,596	(g)	3	(g)	29,562
Other assets	21,595	(476)	(h)	—		21,119
Total assets	$3,175,486	$(66,854)		$(5)		$3,108,627

Liabilities
Deposits:
Noninterest-bearing	$561,874	$—		$—		$561,874
Interest-bearing	1,886,810	2,692	(i)	—		1,889,502
Total deposits	2,448,684	2,692		—		2,451,376
Federal funds purchased and securities sold under agreements to repurchase	—	—		—		—
Other borrowings	329,249	11,689	(j)	—		340,938
Other liabilities	24,179	2,131	(k)	—		26,310
Total liabilities	2,802,112	16,512		—		2,818,624
Net identifiable assets acquired over (under) liabilities assumed	373,374	(83,366)		(5)		290,003
Goodwill	—	402,951		5		402,956
Net assets acquired over liabilities assumed	$373,374	$319,585		$—		$692,959

Consideration:
South State Corporation common shares issued						7,480,343
Purchase price per share of the Company's common stock						$92.05

Company common stock issued ($688,566) and cash exchanged for fractional shares ($88)						$688,654
Cash paid for stock option redemptions						4,305
Fair value of total consideration transferred						$692,959

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

Comparative and Pro Forma Financial Information for the PSC Acquisition

The adjusted results of the Company for the period ended March 31, 2018, include the adjusted results of the acquired assets and assumed liabilities since the acquisition date of November 30, 2017 related to the PSC acquisition.  Merger-related charges of $11.3 million are recorded in the consolidated statement of income for the three month ended March 31, 2018; and include incremental costs related to closing of the acquisition, including legal, accounting and auditing, investment banker cost, termination of certain employment related contracts, travel costs, printing, supplies and other costs.

The following table discloses the impact of the merger (excluding the impact of merger-related expenses) with PSC for three month ended March 31, 2018.  The table also presents certain pro forma information as if PSC had been acquired on January 1, 2017.  These results combine the historical results of PSC in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017.

Merger-related costs of $21.0 million from the SBFC acquisition were incurred during the first quarter of 2017 and were excluded from pro forma information below.  In addition, no adjustments have been made to the pro formas to eliminate the provision for loan losses for the three months ended March 31, 2017 of PSC in the amount of $678,000.  No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by PSC in the three months ended March 31, 2017.  Expenses related to systems conversions and other costs of integration are expected to be recorded in the second and third quarters of 2018 for the PSC merger.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below:

	Estimated/Actual For PSC	Pro Forma
	For the Three Months	Three Months
(Dollars in thousands)	Ended March 31, 2018	Ended March 31, 2017
Total revenues (net interest income plus noninterest income)	$36,085	$167,044
Net adjusted income available to the common shareholder	$11,072	$49,233

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, SSB acquired all of the outstanding common stock of SBFC of Augusta, Georgia, the bank holding company for Georgia Bank & Trust Company of Augusta (“GB&T”), in a stock transaction.  SBFC common shareholders received 0.7307 shares of the Company’s common stock in exchange for each share of SBFC stock resulting in the Company issuing 4,978,338 shares of its common stock.  In total, the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000.

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

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2018:
State and municipal obligations	$1,274	$10	$—	$1,284
December 31, 2017:
State and municipal obligations	$2,529	$27	$—	$2,556
March 31, 2017:
State and municipal obligations	$6,095	$122	$—	$6,217

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2018:
Government-sponsored entities debt*	$91,483	$—	$(1,737)	$89,746
State and municipal obligations	224,994	2,232	(1,540)	225,686
Mortgage-backed securities**	1,353,356	248	(28,199)	1,325,405
Corporate securities	—	—	—	—
	$1,669,833	$2,480	$(31,476)	$1,640,837
December 31, 2017:
Government-sponsored entities debt*	$86,535	$51	$(1,077)	$85,509
State and municipal obligations	216,812	3,749	(124)	220,437
Mortgage-backed securities**	1,350,200	2,103	(11,616)	1,340,687
Corporate securities	1,560	—	—	1,560
	$1,655,107	$5,903	$(12,817)	$1,648,193
March 31, 2017:
Government-sponsored entities debt*	$93,995	$25	$(721)	$93,299
State and municipal obligations	196,241	4,183	(140)	200,284
Mortgage-backed securities**	1,084,764	5,095	(6,420)	1,083,439
Corporate stocks	2,433	624	(291)	2,766
	$1,377,433	$9,927	$(7,572)	$1,379,788

* -  The Company’s government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, FHLB, and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings. Also, included in the Company’s mortgage-backed securities are debt securities offered by the Small Business Administration (“SBA”), which have the full faith and credit backing of the United States Government.

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2018:
Federal Home Loan Bank stock	$17,399	$—	$—	$17,399
Investment in unconsolidated subsidiaries	3,563	—	—	3,563
Other nonmarketable investment securities	2,517	—	—	2,517
	$23,479	$—	$—	$23,479
December 31, 2017:
Federal Home Loan Bank stock	$16,967	$—	$—	$16,967
Investment in unconsolidated subsidiaries	3,563	—	—	3,563
Other nonmarketable investment securities	2,517	—	—	2,517
	$23,047	$—	$—	$23,047
March 31, 2017:
Federal Home Loan Bank stock	$11,239	$—	$—	$11,239
Investment in unconsolidated subsidiaries	2,262	—	—	2,262
Other nonmarketable investment securities	1,225	—	—	1,225
	$14,726	$—	$—	$14,726

The amortized cost and fair value of debt securities at March 31, 2018 by contractual maturity are detailed below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$1,173	$1,175
Due after one year through five years	—	—	122,525	121,675
Due after five years through ten years	1,274	1,284	374,833	369,402
Due after ten years	—	—	1,171,302	1,148,585
	$1,274	$1,284	$1,669,833	$1,640,837

Information pertaining to the Company’s securities with gross unrealized losses at March 31, 2018, December 31, 2017 and March 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2018:
Securities Available for Sale
Government-sponsored entities debt	$918	$34,712	$819	$55,034
State and municipal obligations	1,523	69,118	17	724
Mortgage-backed securities	17,030	938,924	11,169	304,731
Corporate securities	—	—	—	—
	$19,471	$1,042,754	$12,005	$360,489
December 31, 2017:
Securities Available for Sale
Government-sponsored entities debt	$403	$27,442	$674	$52,324
State and municipal obligations	124	17,400	—	—
Mortgage-backed securities	4,493	610,051	7,123	322,258
Corporate securities	—	—	—	—
	$5,020	$654,893	$7,797	$374,582
March 31, 2017:
Securities Available for Sale
Government-sponsored entities debt	$721	$87,609	$—	$—
State and municipal obligations	140	10,984	—	—
Mortgage-backed securities	6,349	601,953	71	1,940
Corporate stocks	—	—	291	1,451
	$7,210	$700,546	$362	$3,391

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of March 31, 2018 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

 Management continues to monitor all of the Company’s securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$871,141	$830,875	$646,544
Commercial non-owner occupied	1,050,924	1,008,893	803,998
Total commercial non-owner occupied real estate	1,922,065	1,839,768	1,450,542
Consumer real estate:
Consumer owner occupied	1,612,501	1,530,260	1,252,650
Home equity loans	448,582	437,642	396,806
Total consumer real estate	2,061,083	1,967,902	1,649,456
Commercial owner occupied real estate	1,296,738	1,262,776	1,200,004
Commercial and industrial	872,363	815,187	725,974
Other income producing property	198,684	193,847	182,416
Consumer	390,784	378,985	340,292
Other loans	20,795	33,690	15,623
Total non-acquired loans	6,762,512	6,492,155	5,564,307
Less allowance for loan losses	(45,203)	(43,448)	(38,449)
Non-acquired loans, net	$6,717,309	$6,448,707	$5,525,858

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$349,532	$403,357	$141,897
Commercial non-owner occupied	783,466	817,166	217,850
Total commercial non-owner occupied real estate	1,132,998	1,220,523	359,747
Consumer real estate:
Consumer owner occupied	683,614	710,611	550,578
Home equity loans	295,721	320,591	186,411
Total consumer real estate	979,335	1,031,202	736,989
Commercial owner occupied real estate	498,541	521,818	238,612
Commercial and industrial	344,171	398,696	136,309
Other income producing property	186,091	196,669	92,044
Consumer	133,802	137,710	151,941
Other	—	1,289	—
Total FASB ASC Topic 310-20 acquired loans	$3,274,938	$3,507,907	$1,715,642

The unamortized discount related to the acquired non-credit impaired loans totaled $55.3 million, $65.2 million, and $26.3 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
FASB ASC Topic 310-30 acquired loans:
Commercial real estate	233,277	234,595	223,156
Commercial real estate—construction and development	46,219	49,649	57,343
Residential real estate	248,766	260,787	266,484
Consumer	48,801	51,453	58,688
Commercial and industrial	24,295	26,946	26,225
Total FASB ASC Topic 310-30 acquired loans	601,358	623,430	631,896
Less allowance for loan losses	(4,084)	(4,627)	(4,556)
FASB ASC Topic 310-30 acquired loans, net	$597,274	$618,803	$627,340

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of FASB ASC Topic 310-30 acquired loans impaired and non-impaired at the acquisition date for PSC (November 30, 2017) are as follows:

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of March 31, 2018, December 31, 2017 and March 31, 2017 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Contractual principal and interest	$765,057	$795,850	$812,892
Non-accretable difference	(33,841)	(39,324)	(31,273)
Cash flows expected to be collected	731,216	756,526	781,619
Accretable yield	(129,858)	(133,096)	(149,723)
Carrying value	$601,358	$623,430	$631,896
Allowance for acquired loan losses	$(4,084)	$(4,627)	$(4,556)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$618,803	$602,546
Fair value of acquired loans	—	55,850
Net reductions for payments, foreclosures, and accretion	(22,072)	(29,895)
Change in the allowance for loan losses on acquired loans	543	(1,161)
Balance at end of period, net of allowance for loan losses on acquired loans	$597,274	$627,340

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$133,096	$155,379
Addition from the SBFC acquisition	—	4,603
Accretion	(12,366)	(15,214)
Reclass of nonaccretable difference due to improvement in expected cash flows	9,204	5,062
Other changes, net	(76)	(107)
Balance at end of period	$129,858	$149,723

In the first quarter of 2018, the accretable yield balance declined by $3.2 million as loan accretion (income) of $12.4 million was recognized. This was partially offset by improved expected cash flows of $9.2 million during the first quarter of 2018.

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

The ALLL on non‑acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non‑acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan‑by‑loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge-off of that amount occurs in the quarter subsequent to the establishment of the specific reserve. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended March 31, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(1,169)	(334)	—	(1,503)
Recoveries of loans previously charged off (1)	802	165	—	967
Net charge-offs	(367)	(169)	—	(536)
Provision for loan losses charged to operations	2,122	169	163	2,454
Reduction due to loan removals	—	—	(706)	(706)
Balance at end of period	$45,203	$—	$4,084	$49,287
Three Months Ended March 31, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(1,297)	(389)	—	(1,686)
Recoveries of loans previously charged off (1)	669	63	—	732
Net charge-offs	(628)	(326)	—	(954)
Provision for loan losses charged to operations	2,117	326	1,264	3,707
Reduction due to loan removals	—	—	(103)	(103)
Balance at end of period	$38,449	$—	$4,556	$43,005

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended March 31, 2018
Allowance for loan losses:
Balance, December 31, 2017	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Charge-offs	(35)	—	—	(4)	(66)	(85)	—	(979)	—	(1,169)
Recoveries	442	2	8	23	101	15	8	203	—	802
Provision (benefit)	(481)	271	210	506	(48)	915	10	887	(148)	2,122
Balance, March 31, 2018	$5,847	$6,798	$8,346	$10,193	$3,237	$6,333	$1,393	$2,899	$157	$45,203
Loans individually evaluated for impairment	$767	$110	$63	$35	$73	$489	$166	$9	$—	$1,712
Loans collectively evaluated for impairment	$5,080	$6,688	$8,283	$10,158	$3,164	$5,844	$1,227	$2,890	$157	$43,491
Loans:
Loans individually evaluated for impairment	$46,198	$1,181	$5,578	$5,493	$3,168	$1,677	$3,086	$315	$—	$66,696
Loans collectively evaluated for impairment	824,943	1,049,743	1,291,160	1,607,008	445,414	870,686	195,598	390,469	20,795	6,695,816
Total non-acquired loans	$871,141	$1,050,924	$1,296,738	$1,612,501	$448,582	$872,363	$198,684	$390,784	$20,795	$6,762,512
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance , December 31, 2016	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(405)	—	—	(123)	(34)	(22)	—	(713)	—	(1,297)
Recoveries	154	41	7	49	74	90	43	211	—	669
Provision (benefit)	809	443	(135)	362	205	214	(240)	595	(136)	2,117
Balance, March 31, 2017	$4,649	$5,464	$7,894	$8,108	$3,456	$5,124	$1,345	$2,443	$(34)	$38,449
Loans individually evaluated for impairment	$459	$158	$60	$68	$297	$387	$224	$5	$—	$1,658
Loans collectively evaluated for impairment	$4,190	$5,306	$7,834	$8,040	$3,159	$4,737	$1,121	$2,438	$(34)	$36,791
Loans:
Loans individually evaluated for impairment	$9,286	$775	$6,251	$4,712	$2,432	$1,270	$2,408	$189	$—	$27,323
Loans collectively evaluated for impairment	637,258	803,223	1,193,753	1,247,938	394,374	724,704	180,008	340,103	15,623	5,536,984
Total non-acquired loans	$646,544	$803,998	$1,200,004	$1,252,650	$396,806	$725,974	$182,416	$340,292	$15,623	$5,564,307

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Other	Total
Three Months Ended March 31, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(1)	—	—	(70)	(82)	(43)	—	(138)	—	(334)
Recoveries	1	—	—	57	51	53	—	3	—	165
Provision (benefit)	—	—	—	13	31	(10)	—	135	—	169
Balance, March 31, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	349,532	783,466	498,541	683,614	295,721	344,171	186,091	133,802	—	3,274,938
Total acquired non-credit impaired loans	$349,532	$783,466	$498,541	$683,614	$295,721	$344,171	$186,091	$133,802	$—	$3,274,938

Three Months Ended March 31, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(313)	—	(2)	—	(74)	—	(389)
Recoveries	1	—	—	39	9	1	1	12	—	63
Provision (benefit)	(1)	—	—	274	(9)	1	(1)	62	—	326
Balance, March 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	141,897	217,850	238,612	550,578	186,411	136,309	92,044	151,941	—	1,715,642
Total acquired non-credit impaired loans	$141,897	$217,850	$238,612	$550,578	$186,411	$136,309	$92,044	$151,941	$—	$1,715,642

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Three Months Ended March 31, 2018
Allowance for loan losses:
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$4,627
Provision (benefit) for loan losses	(14)	88	(944)	133	900	163
Reduction due to loan removals	(13)	(53)	(100)	—	(540)	(706)
Balance, March 31, 2018	$261	$215	$2,509	$594	$505	$4,084
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$261	$215	$2,509	$594	$505	$4,084
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	233,277	46,219	248,766	48,801	24,295	601,358
Total acquired credit impaired loans	$233,277	$46,219	$248,766	$48,801	$24,295	$601,358

Three Months Ended March 31, 2017
Allowance for loan losses:
Balance , December 31, 2016	$41	$139	$2,419	$558	$238	$3,395
Provision for loan losses	291	(3)	752	37	187	1,264
Reduction due to loan removals	2	(6)	(63)	(6)	(30)	(103)
Balance, March 31, 2017	$334	$130	$3,108	$589	$395	$4,556
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$334	$130	$3,108	$589	$395	$4,556
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	223,156	57,343	266,484	58,688	26,225	631,896
Total acquired credit impaired loans	$223,156	$57,343	$266,484	$58,688	$26,225	$631,896

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$857,307	$818,240	$633,953	$1,040,669	$999,049	$790,687	$1,267,759	$1,232,927	$1,167,531
Special mention	10,499	8,758	8,868	8,497	7,864	11,233	22,619	23,575	20,277
Substandard	3,335	3,877	3,723	1,758	1,980	2,078	6,360	6,274	12,196
Doubtful	—	—	—	—	—	—	—	—	—
	$871,141	$830,875	$646,544	$1,050,924	$1,008,893	$803,998	$1,296,738	$1,262,776	$1,200,004

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$857,567	$801,885	$703,747	$191,856	$186,158	$174,321	$4,215,158	$4,038,259	$3,470,239
Special mention	12,286	11,130	16,746	5,321	6,034	6,176	59,222	57,361	63,300
Substandard	2,510	2,172	5,481	1,507	1,655	1,919	15,470	15,958	25,397
Doubtful	—	—	—	—	—	—	—	—	—
	$872,363	$815,187	$725,974	$198,684	$193,847	$182,416	$4,289,850	$4,111,578	$3,558,936

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$1,584,427	$1,502,016	$1,225,556	$435,282	$424,369	$382,387	$389,386	$377,425	$338,473
Special mention	13,329	13,902	13,903	6,767	6,749	7,597	301	313	625
Substandard	14,745	14,342	13,191	6,533	6,524	6,822	1,097	1,247	1,194
Doubtful	—	—	—	—	—	—	—	—	—
	$1,612,501	$1,530,260	$1,252,650	$448,582	$437,642	$396,806	$390,784	$378,985	$340,292

	Other			Consumer Total
	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017
Pass	$20,795	$33,690	$15,623	$2,429,890	$2,337,500	$1,962,039
Special mention	—	—	—	20,397	20,964	22,125
Substandard	—	—	—	22,375	22,113	21,207
Doubtful	—	—	—	—	—	—
	$20,795	$33,690	$15,623	$2,472,662	$2,380,577	$2,005,371

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Pass	$6,645,048	$6,375,759	$5,432,278
Special mention	79,619	78,325	85,425
Substandard	37,845	38,071	46,604
Doubtful	—	—	—
	$6,762,512	$6,492,155	$5,564,307

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$345,635	$394,139	$139,748	$775,924	$809,241	$213,827	$490,089	$513,861	$233,397
Special mention	2,892	4,602	1,316	7,533	7,913	3,937	8,254	7,740	5,057
Substandard	1,005	4,616	833	9	12	86	198	217	158
Doubtful	—	—	—	—	—	—	—	—	—
	$349,532	$403,357	$141,897	$783,466	$817,166	$217,850	$498,541	$521,818	$238,612

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$327,409	$388,342	$132,474	$180,825	$191,229	$89,596	$2,119,882	$2,296,812	$809,042
Special mention	8,049	9,883	3,787	4,369	4,547	1,741	31,097	34,685	15,838
Substandard	8,713	471	48	897	893	707	10,822	6,209	1,832
Doubtful	—	—	—	—	—	—	—	—	—
	$344,171	$398,696	$136,309	$186,091	$196,669	$92,044	$2,161,801	$2,337,706	$826,712

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$676,981	$703,557	$546,049	$279,487	$301,842	$176,678	$130,915	$134,530	$148,798
Special mention	4,484	4,165	2,623	8,942	10,477	4,700	520	541	1,243
Substandard	2,149	2,889	1,906	7,292	8,272	5,033	2,367	2,639	1,900
Doubtful	—	—	—	—	—	—	—	—	—
	$683,614	$710,611	$550,578	$295,721	$320,591	$186,411	$133,802	$137,710	$151,941

	Other			Consumer Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2018	2017	2017
Pass	$—	$1,289	$—	$1,087,383	$1,141,218	$871,525
Special mention	—	—	—	13,946	15,183	8,566
Substandard	—	—	—	11,808	13,800	8,839
Doubtful	—	—	—	—	—	—
	$—	$1,289	$—	$1,113,137	$1,170,201	$888,930

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Pass	$3,207,265	$3,438,030	$1,680,567
Special mention	45,043	49,868	24,404
Substandard	22,630	20,009	10,671
Doubtful	—	—	—
	$3,274,938	$3,507,907	$1,715,642

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 26):

				Commercial Real Estate—
				Construction and
	Commercial Real Estate			Development
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017
Pass	$171,585	$177,231	$170,623	$28,501	$29,620	$28,157
Special mention	24,550	28,708	24,412	4,654	5,132	15,117
Substandard	37,142	28,656	28,121	13,064	14,897	14,069
Doubtful	—	—	—	—	—	—
	$233,277	$234,595	$223,156	$46,219	$49,649	$57,343

	Residential Real Estate			Consumer			Commercial & Industrial
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$129,952	$135,974	$142,847	$7,247	$8,001	$9,704	$17,163	$18,522	$16,869
Special mention	50,845	54,500	53,539	16,329	17,214	19,124	1,132	1,169	4,645
Substandard	67,969	70,313	70,098	25,225	26,238	29,860	6,000	7,255	4,711
Doubtful	—	—	—	—	—	—	—	—	—
	$248,766	$260,787	$266,484	$48,801	$51,453	$58,688	$24,295	$26,946	$26,225

	Total Acquired
	Credit Impaired Loans
	March 31,	December 31,	March 31,
	2018	2017	2017
Pass	$354,448	$369,348	$368,200
Special mention	97,510	106,723	116,837
Substandard	149,400	147,359	146,859
Doubtful	—	—	—
	$601,358	$623,430	$631,896

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2018
Commercial real estate:
Construction and land development	$673	$4	$133	$810	$870,331	$871,141
Commercial non-owner occupied	89	20	707	816	1,050,108	1,050,924
Commercial owner occupied	573	1,218	1,702	3,493	1,293,245	1,296,738
Consumer real estate:
Consumer owner occupied	1,274	601	1,598	3,473	1,609,028	1,612,501
Home equity loans	1,452	65	1,423	2,940	445,642	448,582
Commercial and industrial	983	476	899	2,358	870,005	872,363
Other income producing property	360	108	125	593	198,091	198,684
Consumer	134	160	496	790	389,994	390,784
Other loans	—	—	—	—	20,795	20,795
	$5,538	$2,652	$7,083	$15,273	$6,747,239	$6,762,512
December 31, 2017
Commercial real estate:
Construction and land development	$391	$63	$401	$855	$830,020	$830,875
Commercial non-owner occupied	297	398	51	746	1,008,147	1,008,893
Commercial owner occupied	2,227	382	1,721	4,330	1,258,446	1,262,776
Consumer real estate:
Consumer owner occupied	1,291	140	1,943	3,374	1,526,886	1,530,260
Home equity loans	1,209	372	1,684	3,265	434,377	437,642
Commercial and industrial	477	57	915	1,449	813,738	815,187
Other income producing property	223	255	198	676	193,171	193,847
Consumer	525	196	623	1,344	377,641	378,985
Other loans	—	—	—	—	33,690	33,690
	$6,640	$1,863	$7,536	$16,039	$6,476,116	$6,492,155
March 31, 2017
Commercial real estate:
Construction and land development	$345	$100	$471	$916	$645,628	$646,544
Commercial non-owner occupied	759	664	304	1,727	802,271	803,998
Commercial owner occupied	1,811	1,988	1,375	5,174	1,194,830	1,200,004
Consumer real estate:
Consumer owner occupied	1,076	31	993	2,100	1,250,550	1,252,650
Home equity loans	434	341	1,404	2,179	394,627	396,806
Commercial and industrial	366	159	174	699	725,275	725,974
Other income producing property	310	104	190	604	181,812	182,416
Consumer	273	114	527	914	339,378	340,292
Other loans	—	—	—	—	15,623	15,623
	$5,374	$3,501	$5,438	$14,313	$5,549,994	$5,564,307

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2018
Commercial real estate:
Construction and land development	$1,788	$115	$288	$2,191	$347,341	$349,532
Commercial non-owner occupied	242	—	134	376	783,090	783,466
Commercial owner occupied	1,142	—	—	1,142	497,399	498,541
Consumer real estate:
Consumer owner occupied	1,304	76	786	2,166	681,448	683,614
Home equity loans	1,881	833	2,125	4,839	290,882	295,721
Commercial and industrial	1,998	27	87	2,112	342,059	344,171
Other income producing property	101	69	195	365	185,726	186,091
Consumer	287	138	1,118	1,543	132,259	133,802
	$8,743	$1,258	$4,733	$14,734	$3,260,204	$3,274,938
December 31, 2017
Commercial real estate:
Construction and land development	$675	$113	$101	$889	$402,468	$403,357
Commercial non-owner occupied	12	321	—	333	816,833	817,166
Commercial owner occupied	642	—	189	831	520,987	521,818
Consumer real estate:
Consumer owner occupied	673	204	867	1,744	708,867	710,611
Home equity loans	3,639	609	1,704	5,952	314,639	320,591
Commercial and industrial	5,996	1,278	143	7,417	391,279	398,696
Other income producing property	327	—	250	577	196,092	196,669
Consumer	400	114	1,351	1,865	135,845	137,710
Other	—	—	—	—	1,289	1,289
	$12,364	$2,639	$4,605	$19,608	$3,488,299	$3,507,907
March 31, 2017
Commercial real estate:
Construction and land development	$386	$32	$160	$578	$141,319	$141,897
Commercial non-owner occupied	26	—	—	26	217,824	217,850
Commercial owner occupied	1,069	143	—	1,212	237,400	238,612
Consumer real estate:
Consumer owner occupied	1,293	482	438	2,213	548,365	550,578
Home equity loans	823	318	1,133	2,274	184,137	186,411
Commercial and industrial	3,484	—	—	3,484	132,825	136,309
Other income producing property	192	—	35	227	91,817	92,044
Consumer	168	74	528	770	151,171	151,941
	$7,441	$1,049	$2,294	$10,784	$1,704,858	$1,715,642

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2018
Commercial real estate	$6,043	$5,293	$6,239	$17,575	$215,702	$233,277
Commercial real estate—construction and development	53	321	3,438	3,812	42,407	46,219
Residential real estate	4,497	3,063	8,598	16,158	232,608	248,766
Consumer	800	275	1,028	2,103	46,698	48,801
Commercial and industrial	55	—	820	875	23,420	24,295
	$11,448	$8,952	$20,123	$40,523	$560,835	$601,358
December 31, 2017
Commercial real estate	$2,519	$3,669	$2,825	$9,013	$225,582	$234,595
Commercial real estate—construction and development	811	427	3,761	4,999	44,650	49,649
Residential real estate	5,895	4,283	8,824	19,002	241,785	260,787
Consumer	989	452	889	2,330	49,123	51,453
Commercial and industrial	596	167	406	1,169	25,777	26,946
	$10,810	$8,998	$16,705	$36,513	$586,917	$623,430
March 31, 2017
Commercial real estate	1,482	1,733	3,984	7,199	215,957	223,156
Commercial real estate—construction and development	877	17	4,305	5,199	52,144	57,343
Residential real estate	4,226	1,809	8,577	14,612	251,872	266,484
Consumer	759	224	1,104	2,087	56,601	58,688
Commercial and industrial	504	—	2,849	3,353	22,872	26,225
	$7,848	$3,783	$20,819	$32,450	$599,446	$631,896

The following is a summary of certain information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
March 31, 2018
Commercial real estate:
Construction and land development	$50,399	$476	$45,722	$46,198	$767
Commercial non-owner occupied	2,916	659	522	1,181	110
Commercial owner occupied	8,972	3,273	2,305	5,578	63
Consumer real estate:
Consumer owner occupied	7,245	4,332	1,161	5,493	35
Home equity loans	3,855	1,105	2,063	3,168	73
Commercial and industrial	2,679	634	1,043	1,677	489
Other income producing property	3,793	112	2,974	3,086	166
Consumer	787	—	315	315	9
Total	$80,646	$10,591	$56,105	$66,696	$1,712
December 31, 2017
Commercial real estate:
Construction and land development	$47,553	$649	$42,581	$43,230	$1,063
Commercial non-owner occupied	3,106	860	515	1,375	125
Commercial owner occupied	9,212	3,553	2,089	5,642	64
Consumer real estate:
Consumer owner occupied	7,382	4,392	1,240	5,632	37
Home equity loans	3,602	896	2,115	3,011	135
Commercial and industrial	2,246	635	521	1,156	15
Other income producing property	3,893	—	3,138	3,138	178
Consumer	654	—	239	239	7
Total	$77,648	$10,985	$52,438	$63,423	$1,624
March 31, 2017
Commercial real estate:
Construction and land development	$13,674	$1,344	$7,942	$9,286	$459
Commercial non-owner occupied	2,393	218	557	775	158
Commercial owner occupied	10,082	4,191	2,060	6,251	60
Consumer real estate:
Consumer owner occupied	6,084	1,483	3,229	4,712	68
Home equity loans	2,962	252	2,180	2,432	297
Commercial and industrial	2,419	—	1,270	1,270	387
Other income producing property	3,153	97	2,311	2,408	224
Consumer	475	—	189	189	5
Total	$41,242	$7,585	$19,738	$27,323	$1,658

Acquired credit impaired loans are accounted for in pools as shown on page 22 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended March 31,
	2018		2017
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$44,714	$513	$6,160	$47
Commercial non-owner occupied	1,278	5	791	6
Commercial owner occupied	5,610	75	6,248	76
Consumer real estate:
Consumer owner occupied	5,563	43	5,192	39
Home equity loans	3,090	29	2,053	20
Commercial and industrial	1,417	17	1,266	18
Other income producing property	3,112	46	2,390	35
Consumer	277	—	167	—
Total Impaired Loans	$65,061	$728	$24,267	$241

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Commercial non-owner occupied real estate:
Construction and land development	$500	$251	$195
Commercial non-owner occupied	1,174	2,635	2,078
Total commercial non-owner occupied real estate	1,674	2,886	2,273
Consumer real estate:
Consumer owner occupied	5,541	4,888	3,902
Home equity loans	2,593	269	11
Total consumer real estate	8,134	5,157	3,913
Commercial owner occupied real estate	1,647	1,144	2,905
Commercial and industrial	799	1,662	473
Other income producing property	170	764	1,316
Consumer	903	1,802	1,029
Restructured loans	782	925	1,049
Total loans on nonaccrual status	$14,109	$14,340	$12,958

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Commercial non-owner occupied real estate:
Construction and land development	$426	$108	$229
Commercial non-owner occupied	—	—	—
Total commercial non-owner occupied real estate	426	108	229
Consumer real estate:
Consumer owner occupied	1,427	2,156	1,453
Home equity loans	3,931	4,589	1,784
Total consumer real estate	5,358	6,745	3,237
Commercial owner occupied real estate	178	189	158
Commercial and industrial	138	133	—
Other income producing property	325	316	83
Consumer	1,651	1,906	1,208
Total loans on nonaccrual status	$8,076	$9,397	$4,915

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the three months ended March 31, 2018 and 2017, the Company’s TDRs were not material.

Note 7—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Beginning balance	$11,203	$18,316
Acquired in Southeastern Bank acquisition	—	550
Acquired in Park Sterling Corp. acquisition	210	—
Additions	2,895	4,284
Writedowns	(777)	(936)
Sold	(2,458)	(2,207)
Ending Balance	$11,073	$20,007

At March 31, 2018, there were a total of 77 properties included in OREO compared to 101 properties at March 31, 2017.  At March 31, 2018, the Company had $2.7 million in residential real estate included in OREO and $6.2 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 8 — Deposits

The Company’s total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Certificates of deposit	$1,765,576	$1,738,384	$1,060,048
Interest-bearing demand deposits	5,308,154	5,300,108	3,981,920
Non-interest bearing demand deposits	3,120,818	3,047,432	2,599,111
Savings deposits	1,464,074	1,443,918	1,388,388
Other time deposits	4,476	2,924	3,971
Total deposits	$11,663,098	$11,532,766	$9,033,438

At March 31, 2018, December 31, 2017, and March 31, 2017, the Company had $340.9 million, $325.3 million, and $196.9 million in certificates of deposits of $250,000 and greater, respectively.  At March 31, 2018, December 31, 2017, and March 31, 2017, the Company had $35.0 million, $43.6 million and $55.2 million, in traditional, out-of-market brokered deposits, respectively.  The increase in certificates of deposits of $250,000 and greater from March 31, 2107 was primarily the result of deposits acquired through the merger with PSC.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2018.

The components of net periodic pension expense (benefit) recognized are as follows:

	Three Months Ended
(Dollars in thousands)	2018	2017
Interest cost	$270	$281
Service cost	19	31
Expected return on plan assets	(582)	(553)
Recognized net actuarial loss	194	188
Net periodic pension benefit	$(99)	$(53)

Based on the immaterial nature of the components of the net periodic pension expense (benefit), the Company has recorded the entire amount in the line item salaries and employee benefits on the statement of income.

The Company did not contribute to the pension plan for the three months ended March 31, 2018, and does not expect to make any additional contributions during the remainder of 2018.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. In 2017, employees participating in the plan received a 100% matching of their 401(k) plan contribution, up to 5% of their salary.  The employees were also eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals which would be paid in the first quarter of the following year.  The Company met its financials goals in 2017 and paid the 1% discretionary matching contribution in the first quarter of 2018.    Also in 2018, the Company changed the 100% matching of their 401(k) plan contribution to, up to 4% of the participant’s salary and raised the discretionary matching contribution to 2% upon achievement of the Company’s 2018 financial goals.  The Company expensed $2.4 million and $1.6 million for the 401(k) plan during the three months ended March 31, 2018 and 2017, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(Dollars and shares in thousands, except for per share amounts)	2018	2017
Basic earnings per common share:
Net income	$42,326	$18,264
Weighted-average basic common shares	36,646	28,892
Basic earnings per common share	$1.15	$0.63
Diluted earnings per share:
Net income	$42,326	$18,264
Weighted-average basic common shares	36,646	28,892
Effect of dilutive securities	253	267
Weighted-average dilutive shares	36,899	29,159
Diluted earnings per common share	$1.15	$0.63

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018			2017
Number of shares			61,272			34,712
Range of exercise prices	$91.05	to	$91.35	$69.48	to	$91.35

Note 11 — Share-Based Compensation

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2018	218,689	$52.75
Granted	34,407	91.05
Exercised	(2,240)	29.95
Forfeited	(5,806)	91.35
Outstanding at March 31, 2018	245,050	57.42	5.78	$7,194
Exercisable at March 31, 2018	171,299	46.05	4.42	$6,767
Weighted-average fair value of options granted during the year	$ 28.01

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Three months ended March 31,
	2018		2017
Dividend yield	1.46%		1.40%
Expected life	8.5	years	8.5	years
Expected volatility	28.0%		37.2%
Risk-free interest rate	2.54%		2.43%

As of March 31, 2018, there was $2.0 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.87 years as of March 31, 2018.  The total fair value of shares vested during the three months ended March 31, 2018 was $700,000.

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

Nonvested restricted stock for the three months ended March 31, 2018 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2018	142,692	$59.66
Granted	1,169	88.04
Vested	(16,442)	63.90
Nonvested at March 31, 2018	127,419	59.37

As of March 31, 2018, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 2.09 years as of March 31, 2018.  The total fair value of shares vested during the three months ended March 31, 2018 was $1.2 million.

Restricted Stock Units

The Company from time-to-time also grants performance and discretionary RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date).  The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period.  Discretionary RSUs are based upon prior performance and typically cliff-vest over four years from the grant date.  Dividends are not paid in respect to the awards during the performance or the vesting period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met.  For the three months ended March 31, 2018, the Company accrued for 86% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the three months ended March 31, 2018 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2018	140,036	$78.49
Granted	96,363	86.26
LTIP Adjustment	(3,213)	89.40
Nonvested at March 31, 2018	233,186	81.55

As of March 31, 2018, there was $11.7 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.29 years as of March 31, 2018.  The total fair value of RSUs vested during the three months ended March 31, 2018 was $2.6 million.  During the three months ended March 31, 2018, 38,365 vested restricted stock units were issued to the participants in the 2015 Long-Term Incentive Plan and 15,836 nonvested restricted stock units were issued to participants in the 2017 Management Incentive Plan.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2018, commitments to extend credit and standby letters of credit totaled $3.0 billion.  The Company does not anticipate any material losses as a result of these transactions.

The Company has been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. The Company is also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions as well as banks from which assets were acquired and liabilities assumed in FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability is not expected to have a material effect on the Company’s consolidated financial statements.

Note 13 — Fair Value

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ALLL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2018, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics; accordingly, the derivatives are classified within Level 2 of the fair value hierarchy (see Note 15—Derivative Financial Instruments for additional information).

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018:
Assets
Derivative financial instruments	$7,420	$—	$7,420	$—
Loans held for sale	42,690	—	42,690	—
Securities available for sale:
Government-sponsored entities debt	89,746	—	89,746	—
State and municipal obligations	225,686	—	225,686	—
Mortgage-backed securities	1,325,405	—	1,325,405	—
Corporate securities	—	—	—	—
Total securities available for sale	1,640,837	—	1,640,837	—
Mortgage servicing rights	34,196	—	—	34,196
	$1,725,143	$—	$1,690,947	$34,196
Liabilities
Derivative financial instruments	$6,094	$—	$6,094	$—

December 31, 2017:
Assets
Derivative financial instruments	$3,306	$—	$3,306	$—
Loans held for sale	70,890	—	70,890	—
Securities available for sale:
Government-sponsored entities debt	85,509	—	85,509	—
State and municipal obligations	220,437	—	220,437	—
Mortgage-backed securities	1,340,687	—	1,340,687	—
Corporate securities	1,560	—	1,560	—
Total securities available for sale	1,648,193	—	1,648,193	—
Mortgage servicing rights	31,119	—	—	31,119
	$1,753,508	$—	$1,722,389	$31,119
Liabilities
Derivative financial instruments	$3,248	$—	$3,248	$—

March 31, 2017:
Assets
Derivative financial instruments	$2,413	$—	$2,413	$—
Loans held for sale	46,988	—	46,988	—
Securities available for sale:
Government-sponsored entities debt	93,299	—	93,299	—
State and municipal obligations	200,284	—	200,284	—
Mortgage-backed securities	1,083,439	—	1,083,439	—
Corporate securities	2,766	2,766	—	—
Total securities available for sale	1,379,788	2,766	1,377,022	—
Mortgage servicing rights	30,063	—	—	30,063
	$1,459,252	$2,766	$1,426,423	$30,063
Liabilities
Derivative financial instruments	$934	$—	$934	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2018.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2018 and 2017 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2018	$31,119	$—
Servicing assets that resulted from transfers of financial assets	1,490	—
Changes in fair value due to valuation inputs or assumptions	2,516	—
Changes in fair value due to decay	(929)	—
Fair value , March 31, 2018	$34,196	$—

Fair value, January 1, 2017	$29,037	$—
Servicing assets that resulted from transfers of financial assets	1,385	—
Changes in fair value due to valuation inputs or assumptions	444	—
Changes in fair value due to decay	(803)	—
Fair value, March 31, 2017	$30,063	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2018 or 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018:
OREO	$11,073	$—	$—	$11,073
Non-acquired impaired loans	2,118	—	—	2,118
December 31, 2017:
OREO	$11,203	$—	$—	$11,203
Non-acquired impaired loans	10,495	—	—	10,495
March 31, 2017:
OREO	$20,007	$—	$—	$20,007
Non-acquired impaired loans	2,290	—	—	2,290

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			March 31,	December 31,	March 31,
	Valuation Technique	Unobservable Input	2018	2017	2017
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	3%	3%	6%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	28%	21%	20%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018, December 31, 2017 and March 31, 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Loans — ASU 2016-01 - Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities became effective for the Company on January 1, 2018.  This accounting standard requires the company to calculate the fair value of our loans for disclosure purposes based on an estimated exit price.  In previous periods we have valued using only discounted cash flows on fixed rate loans.  Therefore, the fair value for loans for March 31, 2018 will be calculated using a different method than that used at December 31, 2017 and March 31, 2017.

With ASU 2016-01, to estimate an exit price, all loans (fixed and variable) are being valued with a discounted cash flow analyses for loans that includes the Company’s estimate of future credit losses expected to be incurred over the life of the loans.  Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are estimated using discounted cash flow analyses based on the Company’s current rates offered for new loans of the same type, structure and credit quality.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered by the Company for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using a discounted cash flow analyses.

For previous periods, variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Also, for all other loans where a discounted cash flow analyses was used, there was no estimate of future credit losses expected to be incurred over the life of the loans included in the valuation.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2018
Financial assets:
Cash and cash equivalents	$644,504	$644,504	$644,504	$—	$—
Investment securities	1,665,590	1,665,600	23,479	1,642,121	—
Loans held for sale	42,690	42,690	—	42,690	—
Loans, net of allowance for loan losses (1)	10,589,521	10,419,134	—	—	10,419,134
Accrued interest receivable	31,175	31,175	—	6,661	24,514
Mortgage servicing rights	34,196	34,196	—	—	34,196
Interest rate swap - non-designated hedge	5,755	5,755	—	5,755	—
Other derivative financial instruments (mortgage banking related)	1,665	1,665	—	1,665	—
Financial liabilities:
Deposits	11,663,098	10,780,965	—	10,780,965	—
Federal funds purchased and securities sold under agreements to repurchase	357,574	357,574	—	357,574	—
Other borrowings	215,589	219,037	—	219,037	—
Accrued interest payable	3,563	3,563	—	3,563	—
Interest rate swap - non-designated hedge	5,932	5,932	—	5,932	—
Interest rate swap - cash flow hedge	162	162	—	162	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(48,841)	—	(48,841)	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$377,627	$377,627	$377,627	$—	$—
Investment securities	1,673,769	1,673,796	20,530	1,653,266	—
Loans held for sale	70,890	70,890	—	70,890	—
Loans, net of allowance for loan losses (1)	10,575,417	10,724,264	—	—	10,724,264
Accrued interest receivable	32,727	32,727	—	7,051	25,676
Mortgage servicing rights	31,119	31,119	—	—	31,119
Interest rate swap - non-designated hedge	2,367	2,367	—	2,367	—
Other derivative financial instruments (mortgage banking related)	939	939	—	939	—
Financial liabilities:
Deposits	11,532,766	10,796,380	—	10,796,380	—
Federal funds purchased and securities sold under agreements to repurchase	286,857	286,857	—	286,857	—
Other borrowings	216,385	219,421	—	219,421	—
Accrued interest payable	2,789	2,789	—	2,789	—
Interest rate swap - non-designated hedge	2,750	2,750	—	2,750	—
Interest rate swap - cash flow hedge	246	246	—	246	—
Other derivative financial instruments (mortgage banking related)	252	252	—	252	—
Off balance sheet financial instruments:
Commitments to extend credit	—	41,319	—	41,319	—
March 31, 2017
Financial assets:
Cash and cash equivalents	$663,126	$663,126	$663,126	$—	$—
Investment securities	1,400,609	1,400,731	16,267	1,384,464	—
Loans held for sale	46,988	46,988	—	46,988	—
Loans, net of allowance for loan losses (1)	7,868,840	7,936,291	—	—	7,936,291
Accrued interest receivable	22,823	22,823	—	5,558	17,265
Mortgage servicing rights	30,063	30,063	—	—	30,063
Interest rate swap - non-designated hedge	133	133	—	133	—
Other derivative financial instruments (mortgage banking related)	2,280	2,280	—	2,280	—
Financial liabilities:
Deposits	9,033,438	8,462,144	—	8,462,144	—
Federal funds purchased and securities sold under agreements to repurchase	352,431	352,431	—	352,431	—
Other borrowings	107,988	109,470	—	109,470	—
Accrued interest payable	1,452	1,452	—	1,452	—
Interest rate swap - cash flow hedge	121	121	—	121	—
Interest rate swap - non-designated hedge	426	426	—	426	—
Other derivative financial instruments (mortgage banking related)	387	387	—	387	—
Off balance sheet financial instruments:
Commitments to extend credit	—	16,756	—	16,756	—
(1) - Loans, net of allowance for loan losses is being valued using a different method at March 31, 2018 from December 31, 2017 and March 31, 2017. See page 44 for explanation of change in method.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended March 31, 2018
Balance at December 31, 2017	$(5,998)	$(4,278)	$(151)	$(10,427)
Other comprehensive income (loss) before reclassifications	—	(17,192)	28	(17,164)
Amounts reclassified from accumulated other comprehensive income	151	—	37	188
Net comprehensive income (loss)	151	(17,192)	65	(16,976)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at March 31, 2018	$(7,607)	$(22,617)	$(126)	$(30,350)

Three Months Ended March 31, 2017
Balance at December 31, 2016	$(6,195)	$(1,708)	$(308)	$(8,211)
Other comprehensive income (loss) before reclassifications	—	3,166	(24)	3,142
Amounts reclassified from accumulated other comprehensive income	117	—	68	185
Net comprehensive income	117	3,166	44	3,327
Balance at March 31, 2017	$(6,078)	$1,458	$(264)	$(4,884)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	2018	2017	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$47	$110	Interest expense
	(10)	(42)	Provision for income taxes
	37	68	Net income
Amortization of defined benefit pension:
Actuarial losses	$194	$188	Salaries and employee benefits
	(43)	(71)	Provision for income taxes
	151	117	Net income
Total reclassifications for the period	$188	$185

Note 15 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			March 31, 2018			March 31, 2017
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$8,000	$—	$162	$8,000	$—	$426

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$2,824	$—	$21	$—	$—	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$282,047	$146	$5,908	$13,768	$133	$—
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$282,047	$5,609	$3	$13,768	$—	$121

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	$69,000	$390	$—	$98,000	$214	$—

Forward sales commitments used to hedge mortgage pipeline	Other Assets	$98,860	$1,275	$—	$114,079	1,679	$—

Total derivatives		$742,778	$7,420	$6,094	$247,615	$2,026	$547

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $65,000 and $44,000 for the three months ended March 31, 2018 and 2017, respectively. The Company recognized a $162,000 cash flow hedge liability in other liabilities on the balance sheet at March 31, 2018, compared to a $426,000 liability at March 31, 2017.  There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2018 and 2017.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2018 and 2017, the Company provided $300,000 and $550,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, the Company has a netting agreement with the counterparty.

Balance Sheet Fair Value Hedge

The Company maintains one loan swap, with an aggregate notional amount of $2.8 million at March 31, 2018, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate.  The fair value of this hedge is recorded in other assets and in other liabilities. All changes in fair value are recorded through earnings as noninterest income.  There was no gain or loss recorded on this derivative for the three months ended March 31, 2018 or 2017.

Non-designated Hedges of Interest Rate Risk

Customer Swap

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2018, the interest rate swaps had an aggregate notional amount of approximately $564.1 million and the fair value of the interest rate swap derivatives are recorded in other assets at $5.7 million and in other liabilities at $5.9 million for a net liability position of $156,000, which was recorded through earnings.  The fair value of the interest rate swap derivative with the derivatives dealer was in a net asset position of $12,000 at March 31, 2017.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On March 31, 2018, the Company had derivative financial instruments outstanding with notional amounts totaling $69.0 million related to MSRs, compared to $98.0 million on March 31, 2017.  The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $390,000 at March 31, 2018, compared to a gain of $214,000 at March 31, 2017.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Mortgage loan pipeline	$92,647	$71,477	$117,666
Expected closures	69,485	53,608	88,250
Fair value of mortgage loan pipeline commitments	1,190	920	2,066
Forward sales commitments	98,860	89,317	114,079
Fair value of forward commitments	85	19	(387)

Note 16 — Capital Ratios

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

The following table presents actual and required capital ratios as of March 31, 2018, December 31, 2017 and March 31, 2017 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2018
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,295,729	11.85%	$697,237	6.38%	$765,594	7.00%	$710,909	6.50%
South State Bank (the Bank)	1,385,289	12.67%	697,253	6.38%	765,612	7.00%	710,925	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,406,832	12.86%	861,293	7.88%	929,650	8.50%	874,964	8.00%
South State Bank (the Bank)	1,385,289	12.67%	861,313	7.88%	929,671	8.50%	874,985	8.00%
Total capital to risk-weighted assets:
Consolidated	1,456,453	13.32%	1,080,034	9.88%	1,148,391	10.50%	1,093,706	10.00%
South State Bank (the Bank)	1,434,911	13.12%	1,080,059	9.88%	1,148,417	10.50%	1,093,731	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,406,832	10.50%	535,724	4.00%	535,724	4.00%	669,654	5.00%
South State Bank (the Bank)	1,385,289	10.35%	535,522	4.00%	535,522	4.00%	669,402	5.00%
December 31, 2017:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,273,547	11.59%	$631,811	5.75%	$769,162	7.00%	$714,221	6.50%
South State Bank (the Bank)	1,360,603	12.38%	631,741	5.75%	769,077	7.00%	714,143	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,384,433	12.60%	796,632	7.25%	933,982	8.50%	879,042	8.00%
South State Bank (the Bank)	1,360,603	12.38%	796,544	7.25%	933,879	8.50%	878,945	8.00%
Total capital to risk-weighted assets:
Consolidated	1,432,843	13.04%	1,016,392	9.25%	1,153,742	10.50%	1,098,802	10.00%
South State Bank (the Bank)	1,409,014	12.82%	1,016,280	9.25%	1,153,615	10.50%	1,098,681	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,384,433	10.36%	534,460	4.00%	534,460	4.00%	668,075	5.00%
South State Bank (the Bank)	1,360,603	10.18%	534,390	4.00%	534,390	4.00%	667,987	5.00%
March 31, 2017:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$959,802	11.90%	$463,854	5.75%	$564,691	7.00%	$524,356	6.50%
South State Bank (the Bank)	998,061	12.37%	463,767	5.75%	564,586	7.00%	524,259	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,030,559	12.77%	584,859	7.25%	685,697	8.50%	645,362	8.00%
South State Bank (the Bank)	998,061	12.37%	584,750	7.25%	685,569	8.50%	645,241	8.00%
Total capital to risk-weighted assets:
Consolidated	1,074,107	13.31%	746,199	9.25%	847,037	10.50%	806,702	10.00%
South State Bank (the Bank)	1,041,277	12.91%	746,060	9.25%	846,879	10.50%	806,552	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,030,559	10.05%	410,054	4.00%	410,054	4.00%	512,567	5.00%
South State Bank (the Bank)	998,061	9.75%	409,567	4.00%	409,567	4.00%	511,959	5.00%

As of March 31, 2018, December 31, 2017, and March 31, 2017, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 17—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.0 billion at March 31, 2018. The Company added $258.3 million in goodwill related to the SBFC merger during the first quarter of 2017 and $403.0 million related to the PSC merger during the fourth quarter of 2017.  The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The Company added

$18.1 million and $26.2 million in core deposit intangibles related to the SBFC and PSC mergers, respectively.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Gross carrying amount	$126,449	$126,449	$100,274
Accumulated amortization	(56,073)	(52,660)	(44,813)
	$70,376	$73,789	$55,461

Amortization expense totaled $3.4 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2018	$3,401
September 30, 2018	3,400
December 31, 2018	3,400
March 31, 2019	3,156
June 30, 2019	3,144
Thereafter	53,875
$70,376

Note 18 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of March 31, 2018, December 31, 2017, and March 31, 2017, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $3.0 billion, $2.9 billion, and $2.8 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three months ended March 31, 2018 and March 31, 2017 was $1.9 million and $1.8 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At March 31, 2018, December 31, 2017, and March 31, 2017, MSRs were $34.2 million, $31.1 million, and $30.1 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three months ended March 31, 2018 and March 31, 2017 were gains of $2.5 million and $444,000, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 13 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Increase in fair value of MSRs	$2,516	$444
Decay of MSRs	(929)	(803)
Gain (loss) related to derivatives	(1,554)	266
Net effect on statements of income	$33	$(93)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates increase, mortgage loan prepayments decelerate due to decreased refinance activity, which results in a increase in the fair value of the MSRs. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 13 —  Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2018		2017		2017
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.7%		99.7%		99.6%
Adjustable-rate mortgage loans	0.3%		0.3%		0.4%
Total	100.0%		100.0%		100.0%
Weighted average life	8.45	years	7.64	years	7.68	years
Constant Prepayment rate (CPR)	6.3%		7.7%		7.8%
Weighted average discount rate	9.6%		9.6%		9.8%
Effect on fair value due to change in interest rates
25 basis point increase	$1,025		$1,485		$1,375
50 basis point increase	1,791		2,664		2,431
25 basis point decrease	(1,439)		(1,850)		(1,746)
50 basis point decrease	(3,189)		(4,014)		(3,774)

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

Custodial escrow balances maintained in connection with the loan servicing were $20.9 million and $18.2 million at March 31, 2018 and March 31, 2017, respectively.

Whole loan sales were $154.9 million and $177.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively. For the three months ended March 31, 2018 and March 31, 2017, $118.4 million and $120.6 million, or 76.5% and 67.9%, respectively, were sold with the servicing rights retained by the company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days.  Loans held for sale were $42.7 million $70.9 million and $47.0 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.  At December 31, 2017, loans held for sale included $25.4 million in commercial loans (Shared National Credits) which were acquired in the Park Sterling acquisition that were sold in the first quarter of 2018, resulting no material gains or losses.  Loans held for sale, consisting of residential mortgage loans to be sold in the secondary market, were $42.7 million, $45.5 million, and $47.0 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

Note 19 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the three months ended March 31, 2018, tax credits and other tax benefits of $1.2 million and amortization of $1.0 million were recorded.  For the three months ended March 31, 2017, the Company recorded tax credits and other tax benefits of $771,000 thousand and amortization of $587,000 million. At March 31, 2018 and 2017, the Company’s carrying value of QAHPs was $38.7 million and $26.2 million, respectively, with an original investment of $49.7 million.  The Company has $17.9 million and $9.4 million in remaining funding obligations related to these QAHPs recorded in liabilities at March 31, 2018 and 2017, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 20 – Repurchase Agreements

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

At March 31, 2018, December 31, 2017 and March 31, 2017 the Company's repurchase agreements totaled $269.5 million, $211.1 million, and $272.4 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2018, December 31, 2017 and March 31, 2017.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $269.5 million, $211.1 million and $272.4 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 21 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3.  For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2017.  Results for the three months ended March 31, 2018  are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

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

At March 31, 2018, we had approximately $14.7 billion in assets and 2,700 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisition of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and also analyzes our financial condition as of March 31, 2018 as compared to December 31, 2017 and March 31, 2017.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Park Sterling Corporation Acquisition

On November 30, 2017, the Company acquired all of the outstanding common stock of PSC in a stock-for-stock merger.  PSC common shareholders received 0.14 shares of the Company’s common stock in exchange for each share of PSC common stock resulting in the Company issuing 7,480,343 shares of its common stock.  In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million.  As a result of the merger, 53 locations were added to the Bank’s footprint, consisting of five offices in Georgia, 23 offices in South Carolina, 17 offices in North Carolina and eight offices in Virginia.  See Note 4 – Mergers and Acquisitions for detail on the asset purchased and liabilities assumed through this merger.

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, SSB closed its merger with SBFC and GB&T. SSB issued 4,978,338 shares using a fixed exchange ratio of 0.7307 shares of SSB common stock for each outstanding share of SBFC common stock.  The total purchase price was $435.1 million, including the value of “in the money” outstanding stock options totaled $490,000.    GB&T had nine full service branches in Augusta, Georgia, three full service branches in Aiken, South Carolina that served individuals and businesses and a limited service loan production office in Athens, Georgia and was ranked second in market share in the Augusta, Georgia market.  See Note 4 – Mergers and Acquisitions for detail on the asset purchased and liabilities assumed through this merger.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The ALLL reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See Note 6 — Loans and Allowance for Loan Losses in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of March 31, 2018, December 31, 2017 and March 31, 2017, the balance of goodwill was $999.6 million, $999.6 million, and $595.7 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of March 31, 2018, book value was $63.14 per common share.  The lowest trading price during the first three months of 2018, as reported by the NASDAQ Global Select Market, was $84.00 per share, and the stock price closed on March 31, 2018 at $85.30 per share.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2017, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As a result, we revalued our deferred tax assets and liabilities at the end of 2017 due to the reduction in the Federal corporate tax rate from 35% to 21% as part of the Tax Reform Act that was passed into law.  During 2017 we recorded an additional $26.6 million of income tax expense associated with the revaluation of our deferred taxes.  While we took significant efforts to estimate the impact of this revaluation, it is possible that additional refinement will be required during the current year.  We believe that any refinement will emerge from any measurement period adjustments related to the acquisition of PSC, recognition of income from acquired loans, and any adjustments when our 2017 Federal and state income tax returns are filed in 2018.  During the first quarter of 2018, there were no material adjustments as a result of measurement period adjustments related to the Tax Reform Act.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  We file a consolidated federal income tax return for our subsidiary bank.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at March 31, 2018 or 2017.

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

For further discussion of the Company’s loan accounting and acquisitions, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4—Mergers and Acquisitions and Note 6—Loans and Allowance for Loan Losses in this Quarterly Report on Form 10-Q.

Costs and Requirements for Exceeding $10 Billion in Total Assets

With the closing of the merger between the Company and SBFC in January 2017, we surpassed $10.0 billion in total assets as of the closing date of the merger.  Crossing over $10.0 billion in total assets and sustaining assets in excess of $10.0 billion for four quarters will result in a loss of interchange revenue and additional expenses associated with stress testing and FDIC insurance premiums.  During 2018, our FDIC insurance costs will increase as a result of having been over $10.0 billion in total assets for four consecutive quarters.  Effective in July of 2018, the cap on interchange fees under the Durbin amendment will be in place.  We estimate that when this rule becomes effective, our bankcard services income will be reduced by approximately $8.5 million in the last half of 2018 before tax and $6.6 million after tax. Also, as a part of crossing $10.0 billion in total assets, we will submit our first Dodd-Frank Act Stress Test (DFAST) in July of 2019.

Results of Operations

We reported consolidated net income of $42.3 million, or diluted earnings per share (“EPS”) of $1.15, for the first quarter of 2018 as compared to consolidated net income of $18.3 million, or diluted EPS of $0.63, in the comparable period of 2017, a 131.7% increase.  The $24.0 million increase in consolidated net income was primarily the net result of the following items:

•

A $37.1 million increase in interest income, which resulted both from the merger with PSC which contributed to higher investment securities income of $1.7 million and acquired loan interest income of $21.0 million and an increase in non-acquired loan interest income of $14.4 million due to organic loan growth;

•

A $5.5 million increase in interest expense, which resulted from the merger with PSC as average interest-bearing liabilities increased $2.2 billion and from an increase of 19 basis point in the cost of funds on interest-bearing liabilities due to both the addition of PSC’s funding cost which historically was higher than legacy SSB and the  overall rising rate environment during 2017;

•

A $1.3 million decrease in the provision for loan losses, mainly resulted from a $1.1 million decline in the provision for loan losses within the acquired credit impaired loan portfolio as multiple pools had releases and improved cash flows, offset by certain valuation impairments recognized on acquired credit impaired loan pools;

•

A $7.1 million increase in noninterest income, which resulted primarily from a $3.8 million improvement in fees on deposit accounts, a $1.6 million increase in trust and investment services income, and a $1.4 million increase in recoveries on acquired loans;

•

An $11.7 million increase in noninterest expense, which resulted from the effects of the merger with PSC as salaries and employee benefits increased $13.6 million, information services expense increased $3.4 million, net occupancy and furniture and equipment expense increased $2.6 million and amortization of intangibles increased $906,000.  These increases were partially offset by a decline in merger related expenses of $9.3 million. The merger expense in 2017 was higher due to the merger with SBFC closing in the first quarter of 2017 and the merger with PSB closing in the fourth quarter of 2017; and

•	A $4.2 million increase in the provision for income taxes due to higher pre-tax income partially offset by the decline in our effective tax rate through the implementation of the Tax Reform Act

Our asset quality related to non-acquired loans continued to remain strong at the end of the first quarter of 2018 compared to the first quarter of 2017.  Non-acquired nonperforming assets declined from $18.7 million at March 31, 2017 to $16.7 million at March 31, 2018, a decline of $2.1 million which resulted from a $3.3 million decline in OREO, partially offset by $1.3 million increase in non-acquired nonperforming loans.  Compared to the balance of non-acquired nonperforming assets at December 31, 2017, non-acquired nonperforming assets declined slightly from $17.4 million at December 31, 2017 to $16.7 million at March 31, 2018.  Annualized net charge-offs for the first quarter of 2018 were 0.02%, or $367,000, compared to net charge-offs in the first quarter of 2017 of 0.05%, or $628,000, and net charge-offs in the fourth quarter of 2017 of 0.02%, or $265,000.

The ALLL decreased to 0.67% of total non-acquired loans at March 31, 2018, down from 0.69% at March 31, 2017 and remained flat from December 31, 2017 at 0.67%.  The allowance provides 3.16 times coverage of non-acquired nonperforming loans at March 31, 2018, an increase from 2.93 times at December 31, 2017, and 2.95 times at March 31, 2017.  The Company continues to show solid and stable asset quality numbers and ratios.

During the first quarter of 2018, the Company had net charge-offs related to “acquired non-credit impaired loans” of $169,000, or 0.02% annualized, and accordingly, recorded a provision for loan losses equal to the net charge-off for the same amount.  Additionally, we have $8.2 million in nonperforming loans from this loan portfolio, down from $9.4 million at December 31, 2017 and up from $5.0 million at March 31, 2017.

During the first quarter of 2018, the valuation allowance on acquired credit impaired loans decreased $543,000, or 11.7%.  This was due to loan removals from loans being paid off, fully charged off or transferred to OREO of $706,000 partially offset by impairments recorded through the provision for loans losses of $163,000.

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

During the first quarter of 2018, higher interest income resulted primarily from additional interest income from acquired loans of PSC.  The fourth quarter of 2017 included only one month of balances and income from PSC, while the first quarter of 2018 included the impact of a full quarter.  Below is a summary of the first quarter of 2018 assessment of the impact from the changes within the acquired loan portfolio:

•

Acquired credit impaired period-end loan balances decreased by $21.5 million, and acquired non-credit impaired period-end loan balances decreased by $233.0 million, from December 31, 2017.  In addition, the yield on acquired loans was down to 6.23% from 6.57% at December 31, 2017.  The decline in the yield in the first quarter of 2018 was the result of less cash income within pools with zero carrying value and continued renewals of loans in the pools.  The average balances of acquired loans increased due solely to having the balance of the PSC loans for the full quarter compared to the month of December in the fourth quarter of 2017.

•

Impairment from certain loan pools of acquired credit impaired loans in the first quarter of 2018 resulted in a provision for loan losses of $163,000 compared to an impairment of $1.2 million in the fourth quarter of 2017.

The table below provides an analysis of the total loan portfolio yield which includes both non-acquired and acquired loans (credit impaired and non-credit impaired loan portfolios).  The acquired loan yield declined from the first quarter of 2017 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  In addition, the yield on the loans acquired in the merger with PSC were lower than the existing acquired loan portfolio.  These factors resulted in a lower yield on the acquired loan portfolio.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Average balances:
Acquired loans, net of allowance for loan losses	$4,007,757	$2,384,149
Non-acquired loans	6,596,749	5,402,372
Total loans, excluding held for sale	$10,604,506	$7,786,521

Interest income:
Noncash interest income on acquired performing loans	$9,585	$4,191
Acquired loan interest income	51,957	36,374
Total acquired loans	61,542	40,565
Non-acquired loans	65,192	50,779
Total loans, excluding held for sale	$126,734	$91,344

Non-taxable equivalent yield:
Acquired loans	6.23%	6.90%
Non-acquired loans	4.01%	3.81%
Total loans, excluding held for sale	4.85%	4.76%

Compared to the balance at December 31, 2017, our non-acquired loan portfolio has increased $270.4 million, or 16.9% annualized, to $6.8 billion, driven by increases in almost all categories:  consumer real estate lending by $93.2 million, or 19.2% annualized; consumer non real estate lending by $11.8 million, or 12.6% annualized; commercial owner occupied loans by $34.0 million, or 10.9% annualized; commercial and industrial by $57.2 million, or 28.5% annualized; construction/land development by $40.3 million, or 19.7% annualized and commercial non-owner occupied by $42.0 million, or 16.9% annualized.  The acquired loan portfolio decreased by $255.0 million to $3.9 billion in the first quarter of 2018 compared to $4.1 billion at December 31, 2017.  This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  Since March 31, 2017, the non-acquired loan portfolio has grown by $1.2 billion, or 21.5%, driven by increases in most loan categories.  Consumer real estate loans and commercial non-owner occupied real estate loans have accounted for the largest increases by $411.6 million, or 25.0%, and $471.5 million, or 32.5%, respectively, since March 31, 2017.  Since March 31, 2017, the acquired loan portfolio increased by $1.5 billion due to the merger with PSC.  Excluding the addition of PSC’s acquired loans at the date of the merger, the acquired loan portfolio declined by $721.9 million due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

Non-taxable equivalent net interest income increased $31.6 million, or 32.5% and the non-taxable equivalent net interest margin increased to 4.19% from 4.14% during the first quarter of 2018 compared to the same period in 2017.  The increase in net interest income was due to an increase in average interest-earning assets of $2.9 billion or 30.7% from the merger with PSC and through organic loan growth.  The increase in the net interest margin was mainly due to the increases in the yields on the non-acquired loan portfolio of 20 basis points and on the investment securities portfolio of 12 basis points.  These positive effects on the net interest margin were partially offset by an increase in the rate on interest-bearing liabilities of 19 basis points and a decrease in the yield on the acquired loan portfolio of 67 basis points.

Compared to the fourth quarter of 2017, net interest income increased $16.7 million or 14.9% and the non-taxable equivalent net interest margin increased 6 basis point from 4.13% during the first quarter of 2018.  The increase in net interest income was due to an increase in average interest-earning assets of $1.7 billion or 15.5% through the merger with PSC and through organic loan growth.  The merger with PSC did not close until November 30, 2017 so the fourth quarter of 2017 only included the effects of the merger for one month compared to the first quarter of 2018 having the effect of the merger over the entire quarter.  The increase in the net interest margin was mainly due to the increases in the yields on the non-acquired loan portfolio of 10 basis points and on the investment securities portfolio of 15 basis points.  These positive effects on the net interest margin were partially offset by an increase in the rate on interest-bearing liabilities of 12 basis points and a decrease in the yield on the acquired loan portfolio of 34 basis points.

Our quarterly efficiency ratio improved to 67.2% in the first quarter of 2018 compared to 68.5% in the fourth quarter of 2017 and 77.5% in the first quarter of 2017.  The improvement in the efficiency ratio compared to the fourth quarter of 2017 was the result of a 14.9% increase in net interest income and 11.3% increase in noninterest income which were partially offset by an 11.3% increase in noninterest expense.  The increase in net interest income, noninterest income and noninterest expense from the fourth quarter of 2017 were all due to the effects of the merger with PSC.  The main reason for the improvement in the efficiency ratio compared to the first quarter of 2017 was due to the decline in merger related expense of $9.3 million.   The merger related expense in the first quarter of 2017 was higher due to the merger with SBFC closing in the first quarter of 2017 and the merger with PSB closing in the fourth quarter of 2017.

Diluted EPS and basic EPS increased to $1.15 and $1.15, respectively for the first quarter of 2018, from the first quarter 2017 amounts of $0.63 and $0.63, respectively.  This was the result of the 131.7% increase in net income being higher than the 25.8% increase in outstanding common shares.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Return on average assets (annualized)	1.19%	0.68%
Return on average equity (annualized)	7.41%	4.74%
Return on average tangible equity (annualized)*	14.69%	8.87%
Dividend payout ratio **	28.68%	52.82%
Equity to assets ratio	15.81%	14.17%
Average shareholders’ equity	$2,315,352	$1,561,594

* -   Ratio is a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended March 31, 2018, return on average tangible equity increased to 14.69% compared to 8.87% for the same period in 2017.  This increase was the result of the higher percentage increase in net income excluding amortization of intangible of 124.3% as compared to a 35.4% increase in average tangible equity.

•

For the three months ended March 31, 2018, return on average assets increased to 1.19%, compared to 0.68% for the three months ended March 31, 2017, due to a 131.7% increase in net income offset by the effects of a 32.7% increase in average assets.

•

Dividend payout ratio decreased to 28.68% for the three months ended March 31, 2018 compared with 52.82% for the three months ended March 31, 2017.  The decrease from the comparable period in 2017 primarily reflects the increase in net income of 131.7% being higher than the 25.8% increase in the cash dividends declared per common share. The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.
•

Equity to assets ratio increased to 15.81% for the three months ended March 31, 2018 compared with 14.17% for the three months ended March 31, 2017.  The increase from the comparable period in 2017 primarily reflects the higher percentage increase in equity of 47.0% as compared to a 31.7% increase in assets.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Return on average equity (GAAP)	7.41%	4.74%
Effect to adjust for intangible assets	7.28%	4.13%
Return on average tangible equity (non-GAAP)	14.69%	8.87%

Average shareholders’ equity (GAAP)	$2,315,352	$1,561,594
Average intangible assets	(1,072,228)	(643,556)
Adjusted average shareholders’ equity (non-GAAP)	$1,243,124	$918,038

Net income (GAAP)	$42,326	$18,264
Amortization of intangibles	3,413	2,507
Tax effect	(718)	(702)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$45,021	$20,069

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the first quarter of 2018 increased by 2 basis points from 4.20% in the first quarter of 2017 to 4.22%.  This increase was due to increases in the yields on non-acquired loans of 20 basis points and on investment securities of 12 basis points partially offset by a decrease in the yield on acquired loan portfolio of 67 basis points and an increase in the cost of interest-bearing liabilities of 19 basis points.

The Non-TE net interest margin increased by 6 basis points from the fourth quarter of 2017, which was the result of the yield on interest-earning assets increasing by 16 basis point offset by the cost on interest-bearing liabilities increasing by 12 basis points during the period.  The increase in the yield on interest-earning assets by 16 basis points was mainly a result of an increase in the yield on the non-acquired loan portfolio by 10 basis points and an increase in yield of investment securities of 15 basis points.  These increases were offset by a decline of 34 basis points in the yield on the acquired loan portfolio and by a 12 basis point increase in the cost of interest-bearing liabilities.   The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2016 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.  The increase in the yield on the investment securities portfolio was also due to the rising rate environment as the Company has purchased new investment securities in this higher rate environment to replace calls and maturities.  The yield on the acquired loan portfolio declined 34 basis points due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on the existing acquired loan portfolio. The increase in the average cost of interest-bearing liabilities was mainly due to higher rates on all categories of interest-bearing deposits as a result of the merger with PSC in the fourth quarter of 2017 whose deposits rates were higher than the Company’s legacy deposit rates and as a result of higher costs related to the rising rate environment.  The cost of interest-bearing deposits increased 10 basis points from 0.23% in the fourth quarter of 2017 to 0.33% in the first quarter of 2018.

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Non-TE net interest income	$128,973	$97,362
Non-TE yield on interest-earning assets	4.49%	4.29%
Non-TE rate on interest-bearing liabilities	0.41%	0.22%
Non-TE net interest margin	4.19%	4.14%
TE net interest margin	4.22%	4.20%

Non-TE net interest income increased $31.6 million, or 32.5%, in the first quarter of 2018 compared to the same period in 2017.  Some key highlights are outlined below:

•

Higher loan interest income of $35.4 million with acquired loan interest income increasing by $21.0 million due to the addition of the PSC loan portfolio through the merger and non-acquired loan interest income increasing by $14.4 million due to higher average balances through organic loan growth and due to higher yields due to the rising rate environment; offset partially by;

•

Higher interest expense of $5.4 million with deposit interest expense increasing $4.4 million and short and long-term borrowings interest expense increasing $1.0 million.  These increases were due to higher average balances in all categories of interest-bearing liabilities as a result of the merger with PSC and due to higher rates on all categories of interest-bearing deposits as a result of both the merger with PSC, whose deposits rates were higher than the Company’s legacy deposit rates and higher costs related to the rising rate environment.

•

Average interest-earning assets increased 30.7% to $12.5 billion in the first quarter of 2018 compared to the same period in 2017 due to the increase in acquired loans and investment securities through the merger with PSC in the fourth quarter of 2017 and due to the increase in non-acquired loans through organic growth.

•

Non-TE yield on interest-earning assets for the first quarter of 2018 increased 20 basis points from the comparable period in 2017.  The increase in the yield on interest-earning assets was mainly a result of an increase in the yield on the non-acquired loan portfolio by 20 basis points and an increase in yield of investment securities of 12 basis points.  These increases were offset by a decline of 67 basis points in the yield on the acquired loan portfolio.   The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2016 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.  The increase in the yield on the investment securities portfolio was also due to the rising rate environment as the Company has purchased new investment securities in this higher rate environment to replace calls and maturities.  The yield on the acquired loan portfolio declined 67 basis points due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on the existing acquired loan portfolio.   The loan portfolio continues to remix with 67% of the portfolio being comprised of non-acquired loans and 33% being acquired loans.  This compares to 70% and 30%, respectively, one year ago.  The increase in the acquired loan portfolio as a percentage of the total portfolio was due to the addition of the PSC loan portfolio through the merger in the fourth quarter of 2017.  The percentage of the non-acquired loan portfolio of the total loan portfolio increased from December 31, 2017 with 65% being non-acquired loans and 35% being acquired loans.

•

The average cost of interest-bearing liabilities for the first quarter of 2018 increased 19 basis points from the same period in 2017. The increase since the first quarter of 2017 was primarily the result of an increase in the cost of deposits due to rates on the deposits acquired through the merger with PSC being higher than the rates on our legacy deposits.  The average cost of deposits increased from 0.16% during the first quarter of 2017 to 0.33% in the same period in 2018.  Also, the average costs on federal funds purchased and repurchase agreements increased 27 basis points to 0.54% for the first quarter of 2018 compared to the same period in 2017.  This increase was the result of the Federal Reserve increasing the federal funds target rate by 100 basis points since December 2016, which has increased short term borrowing rates.

•	The Non-TE net interest margin increased by 5 basis points and the TE net interest margin increased by 2 basis points in the first quarter of 2018 compared to the first quarter of 2017.

Loans

The following table presents a summary of the loan portfolio by category:

	March 31,	% of	December 31,	% of	March 31,	% of
LOAN PORTFOLIO (ENDING balance)	2018	Total	2017	Total	2017	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$349,532	3.3%	$403,357	3.8%	$141,897	1.8%
Commercial non-owner occupied	783,466	7.4%	817,166	7.7%	217,850	2.8%
Total commercial non-owner occupied real estate	1,132,998	10.7%	1,220,523	11.5%	359,747	4.6%
Consumer real estate:
Consumer owner occupied	683,614	6.4%	710,611	6.7%	550,578	7.0%
Home equity loans	295,721	2.8%	320,591	3.0%	186,411	2.4%
Total consumer real estate	979,335	9.2%	1,031,202	9.7%	736,989	9.4%
Commercial owner occupied real estate	498,541	4.7%	521,818	4.9%	238,612	2.9%
Commercial and industrial	344,171	3.2%	398,696	3.8%	136,309	1.7%
Other income producing property	186,091	1.7%	196,669	1.9%	92,044	1.2%
Consumer non real estate	133,802	1.3%	137,710	1.3%	151,941	1.9%
Other	-	-%	1,289	-%	-	-%
Total acquired non-credit impaired loans	3,274,938	30.8%	3,507,907	33.1%	1,715,642	21.7%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	44,255	0.4%	43,608	0.4%	49,599	0.6%
Commercial non-owner occupied	99,345	0.9%	102,001	1.0%	111,982	1.4%
Total commercial non-owner occupied real estate	143,600	1.3%	145,609	1.4%	161,581	2.0%
Consumer real estate:
Consumer owner occupied	152,181	1.4%	159,077	1.5%	159,539	2.0%
Home equity loans	65,492	0.6%	65,597	0.6%	70,175	0.9%
Total consumer real estate	217,673	2.0%	224,674	2.1%	229,714	2.9%
Commercial owner occupied real estate	112,134	1.1%	115,385	1.1%	100,430	1.3%
Commercial and industrial	14,752	0.1%	18,974	0.2%	16,911	0.2%
Other income producing property	64,833	0.6%	68,190	0.6%	65,011	0.8%
Consumer non real estate	48,366	0.5%	50,598	0.5%	58,249	0.7%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	601,358	5.6%	623,430	5.9%	631,896	7.9%
Total acquired loans	3,876,296	36.4%	4,131,337	39.0%	2,347,538	29.6%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	871,141	8.2%	830,875	7.8%	646,544	8.2%
Commercial non-owner occupied	1,050,924	9.9%	1,008,893	9.5%	803,998	10.2%
Total commercial non-owner occupied real estate	1,922,065	18.1%	1,839,768	17.3%	1,450,542	18.4%
Consumer real estate:
Consumer owner occupied	1,612,501	15.2%	1,530,260	14.4%	1,252,650	15.8%
Home equity loans	448,582	4.2%	437,642	4.1%	396,806	5.0%
Total consumer real estate	2,061,083	19.4%	1,967,902	18.5%	1,649,456	20.8%
Commercial owner occupied real estate	1,296,738	12.1%	1,262,776	11.8%	1,200,004	15.2%
Commercial and industrial	872,363	8.2%	815,187	7.7%	725,974	9.2%
Other income producing property	198,684	1.9%	193,847	1.8%	182,416	2.3%
Consumer non real estate	390,784	3.7%	378,985	3.6%	340,292	4.3%
Other	20,795	0.2%	33,690	0.3%	15,623	0.2%
Total non-acquired loans	6,762,512	63.6%	6,492,155	61.0%	5,564,307	70.4%
Total loans (net of unearned income)	$10,638,808	100.0%	$10,623,492	100.0%	$7,911,845	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $2.7 billion, or 34.5%, at March 31, 2018 as compared to the same period in 2017. Acquired non-credit impaired loans increased by $1.6 billion and acquired credit impaired loans decreased by $30.5 million as compared to the same period in 2017.  The overall increase in acquired loans was the result of the addition of approximately $2.3 billion in acquired loans in the PSC acquisition during the fourth quarter of 2017, partially offset by principal payments, charge-offs, foreclosures and renewals of acquired loans.  Non-acquired loans or legacy loans increased by $1.2 billion, or 21.5%, from March 31, 2017 to March 31, 2018.  With the addition of loans through the PSC acquisition, the trend in the makeup of the loan portfolio shifted as acquired loans as a percentage of total loans increased to 36.4% at March 31, 2018 compared to 29.6% at March 31, 2017. As of March 31, 2018, non-acquired loans as a percentage of the overall portfolio were 63.6% compared to 70.4% at March 31, 2017.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Average total loans	$10,604,506	$7,786,521
Interest income on total loans	126,734	91,344
Non-TE yield	4.85%	4.76%

Interest earned on loans increased $35.4 million in the first quarter of 2018 compared to the first quarter of 2017.  Some key highlights for the quarter ended March 31, 2018 are outlined below:

•

Our non-TE yield on total loans increased 9 basis points in the first quarter of 2018 compared to the same period in 2017 and average total loans increased $2.8 billion or 36.2% in the first quarter of 2018, as compared to the same period in 2017. The increase in average total loans was the result of 22.1% growth in the average non-acquired loan portfolio and of 68.1% growth in the average acquired loan portfolio during period.  The growth in the non-acquired loan portfolio was due to normal organic growth while the growth in the acquired loan portfolio was due to the addition of approximately $2.3 billion in loans through the merger with PSC in the fourth quarter of 2017, partially offset by principal payments, charge-offs, and foreclosures and by renewals of acquired loans.  The yield on the non-acquired loan portfolio increased from 3.81% in the first quarter of 2017 to 4.01% in the same period in 2018 and the yield on the acquired loan portfolio declined from 6.90% in the first quarter of 2017 to 6.23% in the same period in 2018.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2016 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans. The yield on the acquired loan portfolio decreased due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on the existing acquired loan portfolio.

The balance of mortgage loans held for sale decreased $28.2 million from December 31, 2017 to $42.7 million at March 31, 2018, and decreased $4.3 million from a balance of $47.0 million at March 31, 2017.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2018, investment securities totaled $1.7 billion, compared to $1.7 billion and $1.4 billion at December 31, 2017 and March 31, 2017, respectively.    Our investment portfolio remained flat from December 31, 2017 and increased $265.0 million from March 31, 2017.  The increase from March 31, 2017 was primarily a result of the acquisition of PSC in the fourth quarter of 2017 and its investment portfolio which totaled $328.5 million as of March 31, 2018.  Maturities, calls and paydowns of investment securities totaled $57.3 million and sales totaled $5.2 million which was offset by purchases of $79.7 million during the first quarter of 2018.

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Average investment securities	$1,666,199	$1,464,758
Interest income on investment securities	10,347	8,661
Non-TE yield	2.52%	2.40%

Interest earned on investment securities was higher in the first quarter of 2018 compared to the first quarter of 2017, as result of a higher average balance which was mainly the result of the addition of the investment portfolio through the acquisition of PSC and an increase in yield on securities which was mainly due to the purchasing of securities in a rising rate environment over the past 12 months.

The following table provides a summary of the credit ratings for our investment portfolio (including held-to-maturity and available-for-sale securities) at March 31, 2018:
			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2018
Government-sponsored entities debt	$91,483	$89,746	$(1,737)	$91,483	$—	$—	$—
State and municipal obligations	226,268	226,970	702	222,655	—	—	3,613
Mortgage-backed securities *	1,353,356	1,325,405	(27,951)	—	—	—	1,353,356
Corporate stocks	—	—	—	—	—	—	—
	$1,671,107	$1,642,121	$(28,986)	$314,138	$—	$—	$1,356,969

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

At March 30, 2018, we had 380 securities available for sale in an unrealized loss position, which totaled $31.5 million.  At December 31, 2017, we had 223 securities available for sale in an unrealized loss position, which totaled $12.8 million.  At March 31, 2017, we had 143 securities available for sale in an unrealized loss position, which totaled $7.6 million.

During the first quarter of 2018 as compared to the first quarter of 2017, the total number of available for sale securities with an unrealized loss position increased by 237 securities, while the total dollar amount of the unrealized loss increased by $23.9 million.  This increase was due to the higher interest rate environment at March 31, 2018 compared to March 31, 2017.

All debt securities available for sale in an unrealized loss position as of March 31, 2018 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of our securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in FHLB stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at March 31, 2018.   As of March 31, 2017, the investment in FHLB stock represented approximately $17.4 million, or 0.12% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Average interest-bearing liabilities	$8,993,535	$6,775,234
Interest expense	9,075	3,624
Average rate	0.41%	0.22%

The average balance of interest-bearing liabilities increased $2.2 billion in the first quarter of 2018 compared to the first quarter of 2017 due to increases in all categories of interest bearing liabilities, with the exception of federal funds purchased and repurchase agreements. These increases were primarily driven by the interest-bearing liabilities acquired in the merger with PSC in the fourth quarter of 2017.  The primary driver in this increase was in average interest-bearing deposits which increased $2.1 billion in the first quarter of 2018 compared to the same period in 2017.  Total deposits obtained through the PSC acquisition were $2.3 billion. The increase in interest expense in the first quarter of 2018 compared to the same period in 2017 was largely driven by higher balances in most interest-bearing liabilities, as well as the impact of higher interest rates on our interest-bearing liabilities, with the exception of other borrowings. The increase in rates was due to the fact that the cost of deposits acquired through the merger with PSC were at higher rates than that of our legacy deposits and due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2016.  Overall, this resulted in a 19 basis point increase in the average rate on all interest-bearing liabilities from the three months ended March 31, 2017.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended March 31, 2018 increased 33.6% from the same period in 2018.
•

Interest-bearing deposits increased $2.1 billion to $8.5 billion at March 31, 2018 from the period end balance at March 31, 2017 of $6.4 billion.  This was mainly the result of the addition of interest bearing-deposits acquired through the PSC merger during the fourth quarter of 2017, which totaled $1.8 billion at March 31, 2018. Interest-bearing deposits grew $311.2 million through organic growth outside the acquisition since March 31, 2017.  The company continues to monitor and adjust rates paid on deposit products as part of its strategy to manage its net interest margin.

•

Average transaction and money market accounts balances increased 34.2%, up $1.3 billion from the average balance in the first quarter of 2017 as balances acquired from the PSC transaction totaled approximately $1.1 billion at March 31, 2018.  Interest expense on transaction and money market accounts increased $1.9 million as a result of the growth in average balances and a 12 basis point increase in the average rate to 22 basis points for the three months ended March 31, 2018 as compared to the same period in 2017.

•

Average savings account balances increased 6.9%, up $93.7 million from the average balance in the first quarter of 2018 as balances acquired from the PSC transaction totaled approximately $108.6 million at March 31, 2018.  Interest expense on savings accounts increased $170,000 as a result of the growth in average balances and a 4 basis point increase in the average rate to 19 basis points for the three months ended March 31, 2018 as compared to the same period in 2017.

•

The average rate on certificates of deposit and other time deposits for the three months ended March 31, 2018 increased 39 basis points to 77 basis points from the comparable period in 2017.  Average balances on certificates of deposits and other time deposits for the three months ended March 31, 2018 increased $693.1 million from the comparable period in 2017. This was mainly the result of the addition of certificates of deposit from the PSC acquisition, which totaled $587.5 million at March 31, 2018.

•

In the first quarter of 2018, average other borrowings increased $115.0 million compared to the first quarter of 2017. The average rate on other borrowings experienced a 19 basis point decrease to 3.07% for the three months ended March 31, 2018 compared to 3.26% for the same period in 2017.  The increase in average balance was the result of trust preferred subordinated debt acquired in the PSC merger and the addition of short-term FHLB advances.  The Company acquired $40.9 million in trust preferred subordinated debt during the PSC acquisition, and the Company borrowed FHLB short-term advances in first quarter of 2018 to provide some liquidity related to the PSC acquisition.  FHLB short - borrowings averaged $110.1 million and had a weighted average rate of 1.73% during the first quarter of 2018 compared to $37.5 million in the first quarter of 2017 at a weighted average rate of 1.02%.  The higher balance in short-term FHLB advances drove the overall average rate on other borrowings down during the quarter compared to the same period in 2017.



Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $530.8 million, or 21.5%, to $3.0 billion in the first quarter of 2018 compared to $2.5 billion during the same period in 2017.   The noninterest-bearing deposits added through the PSC acquisition totaled approximately $535.0 million at March 31, 2018.  At March 31, 2018, the period end balance of noninterest-bearing deposits was $3.1 billion, exceeding the March 31, 2017 balance by $521.7 million.

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

The ALLL on non-acquired loans consists of general and specific reserves. The general reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience for each class of loans and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. Currently, these adjustments are applied to the non-acquired loan portfolio when estimating the level of reserve required. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. These are loans classified by management as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Generally, the need for a specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge-off of that amount occurs in the quarter subsequent to the establishment of the specific reserve. Loans that are determined to be impaired are provided a specific reserve, if necessary, and are excluded from the calculation of the general reserves.

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

During the first quarter of 2018, the valuation allowance on acquired credit impaired loans declined by $543,000.  This was the result of impairments of $163,000 which was recorded through the provision for loan losses, being offset by loan removals of $706,000.

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018				2017
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$43,448	$—	$4,627	$48,075	$36,960	$—	$3,395	$40,355
Loans charged-off	(1,169)	(334)	—	(1,503)	(1,297)	(389)	—	(1,686)
Recoveries of loans previously charged off	802	165	—	967	669	63	—	732
Net charge-offs	(367)	(169)	—	(536)	(628)	(326)	—	(954)
Provision for loan losses	2,122	169	163	2,454	2,117	326	1,264	3,707
Reductions due to loan removals	—	—	(706)	(706)	—	—	(103)	(103)
Balance at end of period	$45,203	$—	$4,084	$49,287	$38,449	$—	$4,556	$43,005

Total non-acquired loans:
At period end	$6,762,512				$5,564,307
Average	6,596,749				5,402,372
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.02%				0.05%
Allowance for loan losses as a percentage of period end non-acquired loans	0.67%				0.69%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	315.95%				294.97%

The ALLL as a percent of non-acquired loans continues to reflect the Company’s strong credit quality. While the balance of our nonaccrual loans and past due loans both increased slightly during the first quarter of 2018 compared to the same quarter in 2017, they declined as a percentage of total non-acquired loans. Non-acquired classified loans declined during the first quarter of 2018 compared to the same period in 2017. Nonaccrual, past due and classified loans all declined when compared to the fourth quarter of 2017, both as a balance and as a percentage of total non-acquired loans.  Overall net charge offs for the quarter on non-acquired loans was 2 basis points annualized, or $367,000, compared to 5 basis points annualized, or $628,000, a year ago, and 2 basis points, or $265,000 in the fourth quarter of 2017.  Net charge offs on non-acquired loans have remained low at 5 basis points or less over the past seven quarters.  Excluding acquired assets, nonperforming assets decreased by $2.1 million during the first quarter of 2018 compared to the first quarter of 2017 and decreased $697,000 from the fourth quarter of 2017, to $16.7 million. The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 294.97% at March 31, 2017 and 292.95% at December 31, 2017 to 315.95% at March 31, 2018.

We increased the ALLL compared to the first quarter of 2017, as well as compared to the fourth quarter of 2017, due primarily to larger loan growth and increases in certain loan types during the first quarter that require higher reserves.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL.  We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $6.7 million compared to the balance at March 31, 2017, and $1.7 million compared to the balance at December 31, 2017.

On a specific reserve basis, the ALLL increased $88,000 from December 31, 2017 to $1.7 million, with loan balances being evaluated for specific reserves increasing $3.3 million during the first quarter of 2018, to $66.7 million.  Specific reserves increased $54,000 from $1.7 million at March 31, 2017 with the loan balances being evaluated for specific reserves increasing $39.4 million from $27.3 million at March 31, 2017. The increase in loans being evaluated for specific reserves during the first quarter of 2018 compared to the same period in 2017 include builder loans for which greater scrutiny was provided.  All of these loans are performing under their contractual terms.

During the three months ended March 31, 2018, qualitative factors remained consistent, which is reflective of stability in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2018	2017	2017	2017	2017
Non-acquired:
Nonaccrual loans	$13,327	$13,415	$11,509	$12,100	$11,909
Accruing loans past due 90 days or more	198	491	529	432	77
Restructured loans - nonaccrual	782	925	858	967	1,049
Total nonperforming loans	14,307	14,831	12,896	13,499	13,035
Other real estate owned (2)	2,363	2,415	6,219	4,519	5,653
Other nonperforming assets (3)	—	121	111	114	52
Total non-acquired nonperforming assets	16,670	17,367	19,226	18,132	18,740
Acquired non-credit impaired:
Nonaccrual loans	8,076	9,397	5,457	5,134	4,915
Accruing loans past due 90 days or more	157	50	944	659	35
Total acquired nonperforming loans (1)	8,233	9,447	6,401	5,793	4,950
Acquired OREO and other nonperforming assets:
Acquired OREO (2)	8,710	8,788	7,308	9,911	14,355
Other acquired nonperforming assets (3)	429	475	538	528	637
Total acquired OREO and other nonperforming assets	9,139	9,263	7,846	10,439	14,992
Total nonperforming assets	$34,042	$36,077	$33,473	$34,364	$38,682

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.25%	0.27%	0.31%	0.30%	0.34%
Total NPAs as a percentage of total assets (5)	0.11%	0.12%	0.17%	0.16%	0.17%
Total NPLs as a percentage of total loans (4)	0.21%	0.23%	0.21%	0.23%	0.23%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.32%	0.34%	0.40%	0.42%	0.49%
Total NPAs as a percentage of total assets	0.23%	0.25%	0.30%	0.31%	0.35%
Total NPLs as a percentage of total loans (4)	0.21%	0.23%	0.23%	0.24%	0.23%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $20.1 million, $16.7 million, $13.1 million, $19.0 million,  and $20.8 million as of March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Excluding the acquired non-credit impaired loans, total nonperforming loans, including restructured loans, were $14.3 million, or 0.21% of non-acquired loans, at March 31,2018, an increase of $1.3 million, or 9.8%, from March 31, 2017.  The increase in nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $1.2 million, commercial nonaccrual loans of $241,000, and past due 90 day loans still accruing of $121,000, partially offset by restructured nonaccrual loans which declined by $267,000.

Nonperforming non-acquired loans overall, including restructured loans, decreased by $524,000 during the first quarter of 2018 from the level at December 31, 2017. This decrease was primarily driven by a decrease in consumer nonaccrual loans of $276,000, restructured nonaccrual loans of $143,000, and loans greater than ninety days past due but still accruing of $293,000, partially offset by an increase in commercial nonaccrual loans of $188,000.

At March 31, 2018, non-acquired OREO decreased by $52,000 from December 31, 2017 to $2.4 million.  At March 31, 2018, non-acquired OREO consisted of 18 properties with an average value of $131,000. This compared to 15 properties with an average value of $161,000 at December 31, 2017. In the first quarter of 2018, we added five properties with an aggregate value of $652,000 into non-acquired OREO, and we sold two properties with a basis of $702,000.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $5.9 million, or 0.09% of total non-acquired loans outstanding, at March 31, 2018, compared to $5.2 million, or 0.08% of total non-acquired loans outstanding, at December 31, 2017, and compared to $6.7 million, or 0.12% of total non-acquired loans outstanding, at March 31, 2017.  Potential problem loans related to acquired non-credit impaired loans totaled $8.3 million, or 0.25% of total acquired non-credit impaired loans, at March 31, 2018, compared to $13.4 million, or 0.38% of total acquired non-credit impaired loans outstanding, at December 31, 2017, and compared to $8.2 million, or 0.48% of total acquired non-credit impaired loans outstanding, at March 31, 2017.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
(Dollars in thousands)	2018	2017
Fees on deposit accounts	$25,506	$21,719
Mortgage banking income	4,948	5,569
Trust and investment services income	7,514	5,941
Recoveries on acquired loans	2,975	1,532
Other	2,575	1,674
Total noninterest income	$43,518	$36,435

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income increased by $7.1 million, or 19.4%, during the first quarter of 2018 compared to the same period in 2017.  The quarterly increase in total noninterest income primarily resulted from the following:

•

Fees on deposit accounts increased $3.8 million, or 17.4%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers and accounts through the merger with PSC;

•

Trust and investment services income increased by $1.6 million, or 26.5%, due to the increase in wealth customers  and assets under management added through the PSC merger and through organic growth of the legacy wealth business; and

•	Recoveries on acquired loans increased by $1.4 million, or 94.2%; partially offset by

•

Mortgage banking income decreased by $621,000, or 11.2%, which was a result from lower income from the secondary market of $850,000 due to lower sales volume and pricing partially offset by a decline  of $228,000 in income from mortgage servicing rights, net of the hedge.

Bankcard Services Income

The Company exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 2018, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  In the first three months of 2018, we earned approximately $10.1 million in interchange transaction fees for debit cards. This regulation will become effective for the Company in July 2018; however, if it were effective for the first three months of 2018, we estimate that our bankcard services income would have been reduced by approximately $4.3 million.

Noninterest Expense

	Three Months Ended
(Dollars in thousands)	2018	2017
Salaries and employee benefits	$62,465	$48,886
Net occupancy expense	8,166	6,388
Information services expense	9,738	6,360
Furniture and equipment expense	4,626	3,794
OREO expense and loan related	1,661	2,142
Bankcard expense	3,654	2,770
Amortization of intangibles	3,413	2,507
Supplies, printing and postage expense	1,392	1,654
Professional fees	1,699	1,773
FDIC assessment and other regulatory charges	1,263	1,122
Advertising and marketing	736	559
Merger and branch consolidation related expense	11,296	21,024
Other	6,317	5,744
Total noninterest expense	$116,426	$104,723

Noninterest expense increased by $11.7 million, or 11.2%, in the first quarter of 2018 as compared to the same period in 2017. The quarterly increase in total noninterest expense primarily resulted from the following:

•

Salaries and employee benefits expense increased by $13.6 million, or 27.8%, in 2018 compared to the same period in 2017.  This increase was mainly attributable to the addition of personnel mainly through the merger with PSC.  The number of full time equivalent employees increased by 423, or 18.6%, from March 31, 2017 to March 31, 2018.  The increase was also attributable to the payment of bonuses to employees in early February of $2.8 million;

•

Information services expense was up by $3.4 million, or 53.1%, in 2018 as compared to the same period in 2017.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with PSC.  The number of branches increased by 50 from 129 at March 31, 2017 to 179 and March 31, 2018 related to the merger with PSC;

•

Net occupancy expense and furniture and equipment expense increased by $1.8 million and $832,000, respectively, in 2018 as compared to the same period in 2017.  These increases were due to additional costs related to the facilities added through the acquisition of PSC.  The number of branches increased by 50 from 129 at March 31, 2017 to 179 and March 31, 2018 related to the merger with PSC; and

•	Amortization of intangibles increased $906,000 due to amortization from the core deposit intangible created with the merger with PSC; partially offset by
•

A decrease in merger and branch consolidation related expense of $9.7 million, or 46.3%, compared to the first quarter of 2017.  These cost were primarily related to the merger with SBFC in the first quarter of 2017 and included closing, compared to PSC merger-related cost in the first quarter of 2018.

Income Tax Expense

Our effective income tax rate was 21.05%for the three months ended March 31, 2018.  This compares to 28.00% for the three months ended March 31, 2017.   The reason for the decline during the three months ended March 31, 2018 compared to the same period in 2017 is the implementation of the Tax Reform Act that was signed into law in December 2017 and effective for 2018. While we took significant efforts to estimate the impact of the revaluation of deferred taxes relate to the law change, it is possible that additional refinement will be required during 2018.  We believe that any refinement will emerge from any measurement period adjustments related to the acquisition of PSC and the final 2017 income tax return adjustments related to acquired loan accounting.  During the first quarter of 2018, there were no material adjustments as a result of measurement period adjustments related to the Tax Reform Act.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of March 31, 2018, shareholders’ equity was $2.3 billion, an increase of $13.6 million, or 0.6%, from December 31, 2017, and an increase of $742.7 million, or 47.0%, from $1.6 billion at March 31, 2017.  The driving factor for the increase from year-end was attributable to net income of $42.3 million, which was offset by the common stock dividend paid of $12.1 million and a decline in accumulated other comprehensive income (loss) of $19.9 million.  At March 31, 2018, we had accumulated other comprehensive loss of $30.4 million compared to an accumulated other comprehensive loss of $10.4 million at December 31, 2017.  This change was mainly attributable to the increase of $17.2 million, net of tax, in the unrealized loss position in the available for sale securities portfolio during the first quarter of 2018 due to the rising rate environment.  The increase in shareholder’s equity from March 30, 2017 was primarily the result of the issuance of common stock through the merger with PSC during the fourth quarter of 2017 of $688.6 million.  The increase was also attributable to net income of $111.6 million and partially offset by dividends paid to common shareholders of $41.1 million and a decline in accumulated other comprehensive income (loss) of $25.5 million.  Our common equity-to-assets ratio was 15.81% at March 31, 2018, down from 15.96% at December 31, 2017 and up from 14.17% at March 31, 2017.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, in July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new rules became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2018	2017	2017
South State Corporation:
Common equity Tier 1 risk-based capital	11.85%	11.59%	11.90%
Tier 1 risk-based capital	12.86%	12.60%	12.77%
Total risk-based capital	13.32%	13.04%	13.31%
Tier 1 leverage	10.50%	10.36%	10.05%

South State Bank:
Common equity Tier 1 risk-based capital	12.67%	12.38%	12.37%
Tier 1 risk-based capital	12.67%	12.38%	12.37%
Total risk-based capital	13.12%	12.82%	12.91%
Tier 1 leverage	10.35%	10.18%	9.75%

The Tier 1 leverage ratio increased compared to December 31, 2017 due to the increase in our capital outpacing the increase in our average asset size.  The Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all increased compared to December 31, 2017 due to our capital increasing while our risk-based assets declined.  The decline in risk-based assets was due to a decline in high volatility commercial real estate loans and a decline in receivables from loans sold during the fourth quarter of 2017 but not settled until the first quarter of 2018.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.2 billion, or approximately 21.5%, compared to the balance at March 31, 2017, and by $270.4 million, or 16.9% annualized, compared to the balance at December 31, 2017.

Our investment securities portfolio increased $265.0 million, or 18.9%, compared to the balance at March 31, 2017, and decreased by $8.2 million compared to the balance at December 31, 2017.  The main reason for the increase from March 31, 2017 was the addition of the investment portfolio of PSC through the merger in the fourth quarter of 2017, which totaled $328.5 million as of March 31, 2018.  The Company’s recent strategy has been to increase the investment portfolio as a percentage to total assets as we identify securities that meet our strategy and objectives.  Total cash and cash equivalents were $644.5 million at March 31, 2018 as compared to $377.6 million at December 31, 2017 and $663.1 million at March 31, 2017.

At March 31, 2018, December 31, 2017 and March 31, 2017, the Company had $35.0 million, $43.6 million and $55.2 million, respectively, in traditional, out-of-market brokered deposits and $101.0 million, $113.3 million, and $57.3 million, respectively, of reciprocal brokered deposits.  Total deposits were $11.7 billion at March 31, 2018, up $2.6 billion or 29.1%, from March 31, 2017.  This increase was mainly related to the deposits acquired through the merger with PSC, which totaled $2.3 billion at March 31, 2017.  The deposits related to PSC included $535.0 million in noninterest-bearing transaction accounts, $465.7 million in interest-bearing transaction accounts, $743.5 million in savings and money market accounts and $587.5 million in certificates of deposit.  These deposit balances do not include new deposits opened in the PSC market.  The Company has had legacy deposit growth since March 31, 2017 of $298.0 million, which included an increase in interest-bearing transaction accounts of $230.8 million and certificates of deposit of $118.5 million.  Savings and money market accounts declined by $38.0 million and noninterest-bearing transaction accounts declined by $13.3 million.  Other borrowings increased $107.6 million to $215.6 million from the balance at March 31, 2017.  This balance mainly consists of junior subordinated debt of $114.7 million and FHLB borrowings of $100.1 million.    With the merger with PSC, the Company acquired $40.9 million in junior subordinated debt, $270.0 million in FHLB borrowings and $30.0 million senior debt.  As of December 31, 2017 all of the debt acquired except for the junior subordinated debt has either matured or paid off.  The Company did borrow $100.0 million in FHLB short term advances in December 2017 to provide some liquidity related to the PSC acquisition.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2018, our Bank had total federal funds credit lines of $556.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2018, our Bank had $351.9 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2018, our Bank had a total FHLB credit facility of $1.9 billion with total outstanding letters of credit consuming $6.3 million, $100.1 million in outstanding advances and $87,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2018, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $364.1 million at March 31, 2018. Based on this criteria, the Company had three such credit concentrations for non-acquired loans and acquired non-credit impaired loans at March 31, 2018, including $506.2 million of loans to lessors of residential buildings, $1.2 billion of loans to lessors of nonresidential buildings (except mini-warehouses) and $539.9 million of loans for construction purposes.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  We caution readers that forward-looking statements are estimates reflecting our judgment based on current information, and are subject to certain risks and uncertainties that could cause actual results to differ materially from anticipated results.  Such risks and uncertainties include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, and the following:

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2018 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017

Item 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended  March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of March 31, 2018 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  The following table reflects share repurchase activity during the first quarter of 2018:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

January 1 - January 31	12,943	*	$91.03	—	1,000,000
February 1 - February 30	—	*	—	—	1,000,000
March 1 - March 31	5,049	*	85.97	—	1,000,000

Total	17,992			—	1,000,000

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

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Annual Incentive Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2018)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: May 4, 2018	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer
(Principal Financial Officer)

Date: May 4, 2018	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer