Form 10-Q
period 2018-06-30
SOUTH STATE Corp
filed 2018-08-03
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2018
Common Stock, $2.50 par value	36,830,002

South State Corporation and Subsidiary

June 30 2018 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2018	2017	2017
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$250,106	$255,775	$225,259
Interest-bearing deposits with banks	73,013	117,635	185,472
Federal funds sold and securities purchased under agreements to resell	73,730	4,217	21,159
Total cash and cash equivalents	396,849	377,627	431,890
Investment securities:
Securities held to maturity (fair value of $503, $2,556 and $4,248, respectively)	499	2,529	4,166
Securities available for sale, at fair value	1,577,999	1,648,193	1,340,427
Other investments	19,229	23,047	14,301
Total investment securities	1,597,727	1,673,769	1,358,894
Loans held for sale	36,968	70,890	65,995
Loans:
Acquired credit impaired, net of allowance for loan losses	551,979	618,803	602,481
Acquired non-credit impaired	3,076,424	3,507,907	1,585,981
Non-acquired	7,197,539	6,492,155	5,992,393
Less allowance for non-acquired loan losses	(47,874)	(43,448)	(40,149)
Loans, net	10,778,068	10,575,417	8,140,706
Other real estate owned	17,222	11,203	14,430
Premises and equipment, net	245,288	255,565	201,539
Bank owned life insurance	227,588	225,132	150,476
Deferred tax assets	48,853	45,902	39,921
Mortgage servicing rights	35,107	31,119	29,930
Core deposit and other intangibles	69,975	73,789	52,966
Goodwill	1,002,722	999,586	595,817
Other assets	110,121	126,590	71,877
Total assets	$14,566,488	$14,466,589	$11,154,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,152,828	$3,047,432	$2,635,147
Interest-bearing	8,485,461	8,485,334	6,396,507
Total deposits	11,638,289	11,532,766	9,031,654
Federal funds purchased and securities sold under agreements to repurchase	331,969	286,857	334,018
Other borrowings	115,754	216,385	98,147
Other liabilities	132,109	121,661	85,137
Total liabilities	12,218,121	12,157,669	9,548,956
Shareholders’ equity:
Common stock - $2.50 par value; authorized 80,000,000; 80,000,000 and 40,000,000 shares, respectively; 36,825,556; 36,759,656 and 29,259,264 shares issued and outstanding, respectively	92,064	91,899	73,148
Surplus	1,811,446	1,807,601	1,134,328
Retained earnings	480,928	419,847	401,706
Accumulated other comprehensive loss	(36,071)	(10,427)	(3,697)
Total shareholders’ equity	2,348,367	2,308,920	1,605,485
Total liabilities and shareholders’ equity	$14,566,488	$14,466,589	$11,154,441

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$129,852	$93,600	$256,893	$185,352
Investment securities:
Taxable	9,048	7,020	17,836	14,251
Tax-exempt	1,614	1,397	3,173	2,827
Federal funds sold and securities purchased under agreements to resell	1,218	762	1,878	1,335
Total interest income	141,732	102,779	279,780	203,765
Interest expense:
Deposits	10,009	2,661	16,922	5,158
Federal funds purchased and securities sold under agreements to repurchase	642	240	1,096	480
Other borrowings	1,519	847	3,227	1,734
Total interest expense	12,170	3,748	21,245	7,372
Net interest income	129,562	99,031	258,535	196,393
Provision for loan losses	4,478	2,313	6,932	6,020
Net interest income after provision for loan losses	125,084	96,718	251,603	190,373
Noninterest income:
Fees on deposit accounts	22,612	19,897	45,155	39,398
Mortgage banking income	3,317	5,195	8,265	10,764
Trust and investment services income	7,567	6,452	15,081	12,393
Securities gains (losses), net	(641)	110	(641)	110
Recoveries on acquired loans	2,167	2,171	5,142	3,703
Other	2,503	1,491	5,078	3,165
Total noninterest income	37,525	35,316	78,080	69,533
Noninterest expense:
Salaries and employee benefits	55,026	47,580	117,491	96,466
Net occupancy expense	7,815	6,048	15,981	12,436
Information services expense	8,903	6,413	18,641	12,773
Furniture and equipment expense	4,519	3,877	9,145	7,671
OREO expense and loan related	1,037	1,753	2,698	3,895
Bankcard expense	311	628	1,002	1,180
Amortization of intangibles	3,722	2,495	7,135	5,002
Supplies, printing and postage expense	1,406	1,570	2,798	3,224
Professional fees	1,898	1,599	3,597	3,372
FDIC assessment and other regulatory charges	3,277	989	4,540	2,111
Advertising and marketing	1,163	989	1,899	1,548
Merger and branch consolidation related expense	14,096	4,307	25,392	25,331
Other	7,333	6,033	13,650	11,777
Total noninterest expense	110,506	84,281	223,969	186,786
Earnings:
Income before provision for income taxes	52,103	47,753	105,714	73,120
Provision for income taxes	11,644	15,930	22,929	23,033
Net income	$40,459	$31,823	$82,785	$50,087
Earnings per common share:
Basic	$1.10	$1.09	$2.25	$1.73
Diluted	$1.09	$1.08	$2.24	$1.71
Dividends per common share	$0.34	$0.33	$0.67	$0.66
Weighted average common shares outstanding:
Basic	36,677	29,095	36,657	28,985
Diluted	36,929	29,365	36,910	29,252

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$40,459	$31,823	$82,785	$50,087
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(8,216)	1,803	(30,298)	6,920
Tax effect	1,807	(688)	6,697	(2,638)
Reclassification adjustment for (gains) losses included in net income	641	(110)	641	(110)
Tax effect	(141)	43	(141)	42
Net of tax amount	(5,909)	1,048	(23,101)	4,214
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	8	18	44	(60)
Tax effect	(2)	(7)	(10)	23
Reclassification adjustment for losses included in interest expense	39	19	87	168
Tax effect	(8)	(7)	(19)	(64)
Net of tax amount	37	23	102	67
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	194	187	387	376
Tax effect	(43)	(71)	(85)	(143)
Net of tax amount	151	116	302	233
Other comprehensive gain (loss), net of tax	(5,721)	1,187	(22,697)	4,514
Comprehensive income	$34,738	$33,010	$60,088	$54,601

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2018 and 2017

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2016	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income	—	—	—	50,087	4,514	54,601
Cash dividends declared on common stock at $0.66 per share	—	—	—	(19,297)	—	(19,297)
Common stock issued for Southeastern Bank Financial Corp. acquisition	4,978,338	12,446	422,163	—	—	434,609
Employee stock purchases	3,226	8	259	—	—	267
Stock options exercised	33,896	84	1,050	—	—	1,134
Restricted stock awards	15,851	39	(39)	—	—	—
Stock issued pursuant to restricted stock units	37,802	95	(95)	—	—	—
Common stock repurchased	(40,241)	(100)	(3,505)	—	—	(3,605)
Share-based compensation expense	—	—	3,188	—	—	3,188
Balance, June 30, 2017	29,259,264	$73,148	$1,134,328	$401,706	$(3,697)	$1,605,485
Balance, December 31, 2017	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income	—	—	—	82,785	(22,697)	60,088
Cash dividends declared on common stock at $0.67 per share	—	—	—	(24,651)	—	(24,651)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	2,947	(2,947)	—
Employee stock purchases	4,338	11	341	—	—	352
Stock options exercised	33,424	83	948	—	—	1,031
Restricted stock awards	7,836	20	(20)	—	—	—
Common stock repurchased	(19,239)	(48)	(1,678)	—	—	(1,726)
Stock issued pursuant to restricted stock units	39,541	99	(99)	—	—	—
Share-based compensation expense	—	—	4,353	—	—	4,353
Balance, June 30, 2018	36,825,556	$92,064	$1,811,446	$480,928	$(36,071)	$2,348,367

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$82,785	$50,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,025	14,064
Provision for loan losses	6,932	6,020
Deferred income taxes	5,517	4,040
(Gain) loss on sale of securities, net	641	(110)
Share-based compensation expense	4,353	3,188
Accretion of discount related to performing acquired loans	(17,251)	(7,543)
(Gain) loss on disposal of premises and equipment	1,266	(15)
Gain on sale of OREO	(204)	(188)
Net amortization of premiums on investment securities	3,843	3,338
OREO write downs	932	1,729
Fair value adjustment for loans held for sale	(208)	1,332
Originations and purchases of loans held for sale	(324,803)	(367,673)
Proceeds from sales of loans	358,929	364,570
Net change in:
Accrued interest receivable	(1,023)	558
Prepaid assets	(52)	387
Miscellaneous other assets	8,819	(914)
Accrued interest payable	1,093	(469)
Accrued income taxes	6,404	5,798
Miscellaneous other liabilities	4,188	(3,004)
Net cash provided by operating activities	160,186	75,195
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	51,822	215,987
Proceeds from maturities and calls of investment securities held to maturity	2,030	1,930
Proceeds from maturities and calls of investment securities available for sale	114,825	131,250
Proceeds from sales of other investment securities	13,175	2,807
Purchases of investment securities available for sale	(130,378)	(101,925)
Purchases of other investment securities	(9,356)	(303)
Net increase in loans	(207,909)	(449,052)
Net cash received from acquisitions	—	71,607
Recoveries of loans previously charged off	2,104	1,340
Purchases of premises and equipment	(7,268)	(6,095)
Proceeds from sale of OREO	3,722	7,677
Proceeds from sale of premises and equipment	18	15
Net cash used in investing activities	(167,215)	(124,762)
Cash flows from financing activities:
Net increase in deposits	106,135	176,311
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	45,112	19,231
Proceeds from FHLB advances	260,001	—
Repayment of other borrowings	(360,003)	(67,032)
Common stock issuance	352	267
Common stock repurchase	(1,726)	(3,605)
Dividends paid on common stock	(24,651)	(19,297)
Stock options exercised	1,031	1,134
Net cash provided by financing activities	26,251	107,009
Net increase in cash and cash equivalents	19,222	57,442
Cash and cash equivalents at beginning of period	377,627	374,448
Cash and cash equivalents at end of period	$396,849	$431,890
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$20,152	$7,841
Income taxes	$11,796	$11,850
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$(7,068)	$1,816,592
Other intangible assets acquired	3,321	18,120
Liabilities assumed	(612)	1,656,967
Net identifiable assets acquired over liabilities assumed	(3,135)	177,745
Common stock issued in acquisition	—	434,625
Real estate acquired in full or in partial settlement of loans	$10,259	$4,947

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in South State Corporation’s (“SSB’s”) Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiary.  References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, a South Carolina banking corporation.

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

The Company adopted ASU Topic 606 using the retrospective transition approach which requires restatement of prior periods. We selected this method even though there were no material changes in the timing of revenue recognition due to the fact that ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions.  Previously, such network costs were reported as a component of other noninterest expense.  We did restate prior periods for this reclassification.  For the three and six months ended June 30, 2018, gross interchange and debit card transaction fees totaled $11.1 million and $21.7 million, respectively while related network costs totaled $3.0 million and $6.0 million, respectively.  On a net basis we reported $8.1 million and $15.7 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income for the three and six months ended June 30, 2018.  We also made this reclassification for the comparable periods in 2017.  For the three and six months ended June 30, 2017, gross interchange and debit card transaction fees totaled $9.0 million and $17.7 million, respectively while related network costs totaled $2.3 million and $4.5 million, respectively.  On a net basis we reported $6.7 million and $13.2 million, respectively, as net interchange and debit card transactions fees as noninterest income for the three and six months ended June 30, 2017.  This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.  When applying the retrospective approach under ASU Topic 606, the Company has elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018.  There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to ASU Topic 606 involve income derived from contracts with customers. Within the scope of ASU Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets.   Through our wholly-owned subsidiaries, the Bank, South State Advisory and Minis, Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services.  Total revenue recognized from these contracts with customers was $7.6 million and $15.1 million, respectively, for the three and six months ended June 30, 2018. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is $25.9 million and $51.7 million, respectively, for the three and six months ended June 30, 2018.  Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers consists of over 803,000 active contracts.   We have disaggregated revenue according to timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $32.9 million and $66.7 million, respectively, for the three and six months ended June 30, 2018.  Total revenue derived from contracts in which services are transferred over time was $4.9 million and $9.8 million, respectively, for the three and six months ended June 30, 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

Contract Balances - The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on our balance sheet.  Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer.  For fee per transaction contracts, the customers are billed as the transactions are processed. For hourly rate and monthly service contracts related to trust and some investment revenues, the customers are billed monthly (generally as a percentage basis point of the market value of the investment account). In some cases, specific to Minis, Inc. and South State Advisory, customers are billed in advance for quarterly services to be performed based on the past quarter’s average account balance. These do create contract liabilities or deferred revenue, as the customers pay in advance for service.   Neither the contract liabilities nor the accounts receivables balances are material to the Company’s balance sheet.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) (“ASU 2018-03”).  ASU 2018-03 updates the new financial instruments standard by clarifying issues that arose from ASU 2016-01, but does not change the core principle of the new standard.  The issues addressed in this ASU include: (1) Equity securities without a readily determinable fair value-discontinuation, (2) Equity securities without a readily determinable fair value-adjustments, (3) Forward contracts and purchased options, (4) Presentation requirements for certain fair value option liabilities, (5) Fair value option liabilities denominated in a foreign currency, (6) Transition guidance for equity securities without a readily determinable fair value, and (7) Transition and open effective date information.  For public business entities, the amendments in ASU 2018-03 and ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2018-03 and ASU 2016-01.  This guidance became effective on January 1, 2018 and the Company determined that the implementation of this standard did not have a material impact to the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  ASU 2018-02 amends ASC Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”).  Consequently, this amendment eliminates the stranded tax effects resulting from the Tax Reform Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments only relate to the reclassification of the income tax effects of the Tax Reform Act, the underlying guidance that requires that the effects of the change in tax laws or rates be included in income from continuing operations is not affected.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  This amendment should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in U.S. federal corporate income tax rate in the Tax Reform Act is recognized.  The Company early adopted this amendment in the first quarter of 2018 and reclassified $2.9 million from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Reform Act.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends Accounting Standards Codification (“ASC”) Topic 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments will improve the transparency of information about an entity’s risk management activities and simplify the application of hedge accounting.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  The Company is still assessing the impact of this new guidance, but does not believe it will have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718):  Scope of Modification Accounting (“ASU 2017-09”).  ASU 2017-09 provides clarity by offering guidance on the scope of modification accounting for share-based payment awards and gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or a liability) changes as a result of the change in terms or conditions.  The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  ASU 2017-07 applies to any employer that sponsors a defined benefit pension plan, other postretirement benefit plan, or other types of benefits accounted for under Topic 715. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost, as follows (1) service cost must be presented in the same line item(s) as other employee compensation costs, which costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization, (2) all other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented, and (3) the amendments permit capitalizing only the service cost component of net benefit cost, assuming such costs meet the criteria required for capitalization by other GAAP , rather than total net benefit cost which has been permitted under prior GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The amendments should be adopted prospectively and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior periods to apply the retrospective presentation requirements.  The Company adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  At this point in time, the Company does not expect that this guidance will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).    These amendments are intended to clarify the definition of a business to assist companies and other reporting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC Topic 606.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”).  ASU 2016-20 updates the new revenue standard by clarifying issues that arose from ASU 2014-09, but does not change the core principle of the new standard.  The issues addressed in this ASU include: (1) Loan guarantee fees, (2) Impairment testing of contract costs, (3) Interaction of impairment testing with guidance in other topics, (4) Provisions for losses on construction-type and production-type contracts, (5) Scope of topic 606, (6) Disclosure of remaining performance obligations, (7) Disclosure of prior-period performance obligations, (8) Contract modifications, (9) Contract asset vs. receivable, (10) Refund liability, (11) Advertising costs, (12) Fixed-odds wagering contracts in the casino industry, (13) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company’s revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and the Company refined its disclosures around the standard in the first quarter of 2018.  See Note 2 – Summary of Significant Accounting Policies for additional information.  The Company has determined that there is no material change on how the Company recognizes its revenue streams and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses.  ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has dedicated staff and resources in place evaluating the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models.  The Company is currently still assessing the impact that this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  The Company’s revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on

January 1, 2018 and the Company refined its disclosures around the standard in the first quarter of 2018.  The Company determined that there is no material change on how the Company recognizes its revenue streams and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements, other than the required disclosures and the reclassification of interchange costs from noninterest expense to noninterest income on the Consolidated Statement of Income which the Company applied retrospectively to each prior reporting period.  See further discussion in Note 2 – Summary of Significant Accounting Policies.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  For public business entities, the amendments in ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply.    The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is still currently evaluating the provisions of ASU 2016-02 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s consolidated financial statements.  Based on the Company’s current evaluation, the Company estimates that it would have recorded a right to use asset and a lease liability of approximately $78 million if the standard was effective at June 30, 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For public business entities, the amendments in ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU 2016-01.  This guidance became effective on January 1, 2018 and the Company has determined that the implementation of this standard did not have a material impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company’s revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and the Company refined its disclosures around the standard in the first quarter of 2018.  See Note 2 – Summary of Significant Accounting Policies for additional information. The Company has determined that there is no material change on how the Company recognizes its revenue streams and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

Note 4 — Mergers and Acquisitions

The following business combinations have occurred over the past two years:

•	Park Sterling Corporation (“PSC” or “Park”) – November 30, 2017 – Whole bank acquisition
•	Southeastern Bank Financial Corporation (“SBFC” or “Southeastern”) – January 3, 2017 – Whole bank acquisition

Park Sterling Corporation Acquisition

On November 30, 2017, SSB acquired all of the outstanding common stock of PSC of Charlotte, North Carolina, the bank holding company for Park Sterling Bank (“PSB”), in a stock transaction.  PSC common shareholders received 0.14 shares of the SSB’s common stock in exchange for each share of PSC stock resulting in SSB issuing 7,480,343 shares of common stock.  In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million.

The PSC transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  The following table presents the assets acquired and liabilities assumed as of November 30, 2017 and their initial and subsequent fair value estimates, as recorded by the Company.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date.

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by Park	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$116,454	$—		$—		$116,454
Investment securities	461,261	1,444	(a)	219	(a)	462,924
Loans held for sale	2,200	68,686	(b)	(4)	(b)	70,882
Loans, net of allowance and mark	2,346,612	(95,878)	(c)	(9,131)	(c)	2,241,603
Premises and equipment	61,059	(4,882)	(d)	(387)	(d)	55,790
Intangible assets	73,090	(46,915)	(e)	3,321	(e)	29,496
OREO and repossessed assets	2,549	(429)	(f)	210	(f)	2,330
Bank owned life insurance	72,703	—		—		72,703
Deferred tax asset	17,963	11,596	(g)	2,025	(g)	31,584
Other assets	21,595	(476)	(h)	—		21,119
Total assets	$3,175,486	$(66,854)		$(3,747)		$3,104,885

Liabilities
Deposits:
Noninterest-bearing	$561,874	$—		$—		$561,874
Interest-bearing	1,886,810	2,692	(i)	(612)	(i)	1,888,890
Total deposits	2,448,684	2,692		(612)		2,450,764
Federal funds purchased and securities sold under agreements to repurchase	—	—		—		—
Other borrowings	329,249	11,689	(j)	—		340,938
Other liabilities	24,179	2,131	(k)	—		26,310
Total liabilities	2,802,112	16,512		(612)		2,818,012
Net identifiable assets acquired over (under) liabilities assumed	373,374	(83,366)		(3,135)		286,873
Goodwill	—	402,951		3,135		406,086
Net assets acquired over liabilities assumed	$373,374	$319,585		$—		$692,959

Consideration:
South State Corporation common shares issued						7,480,343
Purchase price per share of the SSB's common stock						$92.05

SSB common stock issued ($688,566) and cash exchanged for fractional shares ($88)						$688,654
Cash paid for stock option redemptions						4,305
Fair value of total consideration transferred						$692,959

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects a reclassification of $68.7 million by SSB of Shared National Credits (loans) from loans held for investment to loans held for sale.

(c)—Adjustment reflects the fair value adjustments (discount) of $70.1 million based on the Company’s evaluation of the acquired loan portfolio. This amount excludes the allowance for loan losses (“ALLL”) and fair value adjustment (discount) of $12.5 million and $21.3 million, respectively, recorded by PSC and is net of the $68.7 million reclassification related to the Shared National Credits noted in (b), above.

(d)—Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired premises and equipment.

(e)—Adjustment reflects the recording of a 1.66% Core Deposit Intangible (“CDI”) on the acquired deposit accounts that totaled $29.5 million offset by a write-off of $73.1 million of existing goodwill and CDI acquired from PSC.

(f)—Adjustment reflects the fair value adjustments to other real estate owned (“OREO”) based on the Company’s evaluation of the acquired OREO portfolio.

(g)—Adjustment to record deferred tax asset related to the fair value adjustments and an adjustment from the PSC tax rate to the SSB tax rate.

(h)—Adjustment reflects the write-off of accrued interest receivable along with certain prepaid expenses.

(i)—Adjustment reflects the premium for fixed maturity time deposits of $2.3 million offset by the write-off of existing fair value marks of $253,000 acquired from PSC.

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

Comparative and Pro Forma Financial Information for the PSC Acquisition

The adjusted results of the Company for the periods ended June 30, 2018, include the adjusted results of the acquired assets and assumed liabilities since the acquisition date of November 30, 2017 related to the PSC acquisition.  Merger-related charges of $14.1 million and $25.4 million, respectively, are recorded in the consolidated statement of income for the three and six months ended June 30, 2018; and include incremental costs related to the conversion of systems, termination of contracts, branch closures and severance cost.

The following table discloses the impact of the merger with PSC (excluding the impact of merger-related expenses) for the three and six months ended June 30, 2018.  The table also presents certain pro forma information as if PSC had been acquired on January 1, 2017.  These results combine the historical results of PSC in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017.

Merger-related costs of $4.3 million and $21.0 million from the SBFC acquisition were incurred during the three and six months ended June 30, 2017 and were excluded from the pro forma information below.  In addition, no adjustments have been made to the pro formas to eliminate the provision for loan losses for the three and six months ended June 30, 2017 of PSC in the amount of $0 and $678,000, respectively.  No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by PSC in the three and six months ended June 30, 2017.  Expenses related to systems conversions, contract cancellation and personnel are expected to continue to be recorded in the third quarter of 2018 for the PSC merger.  The Company expects to achieve operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below:

	PSC Estimated/Actual	Pro Forma	PSC Estimated/Actual	Pro Forma
	For the Three Months	Three Months	For the Six Months	Six Months
(Dollars in thousands)	Ended June 30, 2018	Ended June 30, 2017	Ended June 30, 2018	Ended June 30, 2017
Total revenues (net interest income plus noninterest income)	$29,924	$172,902	$66,088	$337,728
Net adjusted income available to the common shareholder	$15,656	$46,764	$35,054	$88,843

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, SSB acquired all of the outstanding common stock of SBFC of Augusta, Georgia, the bank holding company for Georgia Bank & Trust Company of Augusta (“GB&T”), in a stock transaction.  SBFC common shareholders received 0.7307 shares of SSB’s common stock in exchange for each share of SBFC stock resulting in SSB issuing 4,978,338 shares of common stock.  In total, the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000.

The SBFC transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.

The following table presents the assets acquired and liabilities assumed as of January 3, 2017 at their initial and subsequent fair value estimates, as recorded by the Company.  The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date.

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

(b)—Adjustment reflects the fair value adjustments of $30.7 million based on the Company’s evaluation of the acquired loan portfolio and excludes the ALLL of $20.1 million recorded by SBFC.

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

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2018:
State and municipal obligations	$499	$4	$—	$503
December 31, 2017:
State and municipal obligations	$2,529	$27	$—	$2,556
June 30, 2017:
State and municipal obligations	$4,166	$82	$—	$4,248

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2018:
Government-sponsored entities debt*	$48,933	$—	$(1,320)	$47,613
State and municipal obligations	223,533	1,932	(1,649)	223,816
Mortgage-backed securities**	1,342,105	110	(35,645)	1,306,570
Corporate securities	—	—	—	—
	$1,614,571	$2,042	$(38,614)	$1,577,999
December 31, 2017:
Government-sponsored entities debt*	$86,535	$51	$(1,077)	$85,509
State and municipal obligations	216,812	3,749	(124)	220,437
Mortgage-backed securities**	1,350,200	2,103	(11,616)	1,340,687
Corporate securities	1,560	—	—	1,560
	$1,655,107	$5,903	$(12,817)	$1,648,193
June 30, 2017:
Government-sponsored entities debt*	$76,508	$52	$(608)	$75,952
State and municipal obligations	188,720	4,680	(106)	193,294
Mortgage-backed securities**	1,068,718	5,195	(5,316)	1,068,597
Corporate stocks	2,433	550	(399)	2,584
	$1,336,379	$10,477	$(6,429)	$1,340,427

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

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2018:
Federal Home Loan Bank stock	$13,149	$—	$—	$13,149
Investment in unconsolidated subsidiaries	3,563	—	—	3,563
Other nonmarketable investment securities	2,517	—	—	2,517
	$19,229	$—	$—	$19,229
December 31, 2017:
Federal Home Loan Bank stock	$16,967	$—	$—	$16,967
Investment in unconsolidated subsidiaries	3,563	—	—	3,563
Other nonmarketable investment securities	2,517	—	—	2,517
	$23,047	$—	$—	$23,047
June 30, 2017:
Federal Home Loan Bank stock	$10,814	$—	$—	$10,814
Investment in unconsolidated subsidiaries	2,262	—	—	2,262
Other nonmarketable investment securities	1,225	—	—	1,225
	$14,301	$—	$—	$14,301

The amortized cost and fair value of debt securities at June 30, 2018 by contractual maturity are detailed below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$2,701	$2,703
Due after one year through five years	—	—	82,771	82,207
Due after five years through ten years	499	503	391,946	383,572
Due after ten years	—	—	1,137,153	1,109,517
	$499	$503	$1,614,571	$1,577,999

Information pertaining to the Company’s securities with gross unrealized losses at June 30, 2018, December 31, 2017 and June 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2018:
Securities Available for Sale
Government-sponsored entities debt	$1,179	$39,145	$141	$8,468
State and municipal obligations	1,617	77,373	32	1,348
Mortgage-backed securities	21,494	946,142	14,151	331,871
Corporate securities	—	—	—	—
	$24,290	$1,062,660	$14,324	$341,687
December 31, 2017:
Securities Available for Sale
Government-sponsored entities debt	$403	$27,442	$674	$52,324
State and municipal obligations	124	17,400	—	—
Mortgage-backed securities	4,493	610,051	7,123	322,258
Corporate securities	—	—	—	—
	$5,020	$654,893	$7,797	$374,582
June 30, 2017:
Securities Available for Sale
Government-sponsored entities debt	$608	$70,226	$—	$—
State and municipal obligations	106	9,171	—	—
Mortgage-backed securities	5,207	570,625	109	13,854
Corporate stocks	—	—	399	1,333
	$5,921	$650,022	$508	$15,187

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of June 30, 2018 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

 Management continues to monitor all of the Company’s securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$906,890	$830,875	$712,242
Commercial non-owner occupied	1,135,235	1,008,893	952,911
Total commercial non-owner occupied real estate	2,042,125	1,839,768	1,665,153
Consumer real estate:
Consumer owner occupied	1,733,924	1,530,260	1,382,922
Home equity loans	456,946	437,642	411,532
Total consumer real estate	2,190,870	1,967,902	1,794,454
Commercial owner occupied real estate	1,372,453	1,262,776	1,204,953
Commercial and industrial	941,067	815,187	762,583
Other income producing property	205,507	193,847	189,326
Consumer	416,650	378,985	357,761
Other loans	28,867	33,690	18,163
Total non-acquired loans	7,197,539	6,492,155	5,992,393
Less allowance for loan losses	(47,874)	(43,448)	(40,149)
Non-acquired loans, net	$7,149,665	$6,448,707	$5,952,244

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$281,282	$403,357	$112,855
Commercial non-owner occupied	752,465	817,166	209,560
Total commercial non-owner occupied real estate	1,033,747	1,220,523	322,415
Consumer real estate:
Consumer owner occupied	676,596	710,611	520,106
Home equity loans	278,906	320,591	177,129
Total consumer real estate	955,502	1,031,202	697,235
Commercial owner occupied real estate	486,254	521,818	221,566
Commercial and industrial	304,864	398,696	117,884
Other income producing property	169,392	196,669	83,403
Consumer	126,665	137,710	143,478
Other	—	1,289	—
Total FASB ASC Topic 310-20 acquired loans	$3,076,424	$3,507,907	$1,585,981

The unamortized discount related to the acquired non-credit impaired loans totaled $43.6 million, $65.2 million, and $22.9 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
FASB ASC Topic 310-30 acquired loans:
Commercial real estate	$227,739	$234,595	$214,795
Commercial real estate—construction and development	40,951	49,649	52,977
Residential real estate	229,502	260,787	256,602
Consumer	45,633	51,453	56,362
Commercial and industrial	12,580	26,946	25,486
Total FASB ASC Topic 310-30 acquired loans	556,405	623,430	606,222
Less allowance for loan losses	(4,426)	(4,627)	(3,741)
FASB ASC Topic 310-30 acquired loans, net	$551,979	$618,803	$602,481

The table below reflects refined contractual loan payments (principal and interest), estimates of the amounts not expected to be collected (non-accretable difference), accretable yield (interest income recognized over time), and the resulting fair values at the acquisition date for PSC (November 30, 2017) for loans accounted for using FASB ASC Topic 310-30.  During the second quarter of 2018, the initial fair value of loans at acquisition were adjusted to reflect movement of loans between the ASC Topic 310-20 portfolio and the ASC Topic 310-30 portfolio and the movement in interest rates from the initial valuation.

November 30, 2017
Loans Impaired
(Dollars in thousands)	at Acquisition
Contractual principal and interest	$113,584
Non-accretable difference	(27,248)
Cash flows expected to be collected	86,336
Accretable difference	(7,369)
Carrying value	$78,967

The table above excludes $2.1 billion ($2.2 billion in contractual principal less a $46.5 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to the credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and will be accounted for under FASB ASC Topic 310-20.

The table below reflects refined contractual loan payments (principal and interest), estimates of the amounts not expected to be collected (non-accretable difference), accretable yield (interest income recognized over time), and the resulting fair values at the acquisition date for SBFC (January 3, 2017) for loans accounted for using FASB ASC Topic 310-30.  During the third quarter of 2017, the initial fair values of the acquired loan portfolios were adjusted to reflect movement of loans between the ASC Topic 310-20 portfolio and the ASC Topic 310-30 portfolio

.

January 3, 2017
Loans Impaired
(Dollars in thousands)	at Acquisition
Contractual principal and interest	$78,963
Non-accretable difference	(13,072)
Cash flows expected to be collected	65,891
Accretable difference	(4,910)
Carrying value	$60,981

The table above excludes $986.5 million ($1.0 billion in contractual principal less a $18.8 million fair value adjustment) in acquired loans at fair value that were identified as either performing with no discount related to the credit or as revolving lines of credit (commercial or consumer) as of the acquisition date and will be accounted for under FASB ASC Topic 310-20.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of June 30, 2018, December 31, 2017 and June 30, 2017 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Contractual principal and interest	$721,606	$795,850	$774,471
Non-accretable difference	(43,397)	(39,324)	(28,966)
Cash flows expected to be collected	678,209	756,526	745,505
Accretable yield	(121,804)	(133,096)	(139,283)
Carrying value	$556,405	$623,430	$606,222
Allowance for acquired loan losses	$(4,426)	$(4,627)	$(3,741)

Income on acquired credit impaired loans that are not impaired at the acquisition date but is accounted for under FASB ASC Topic 310.30 is recognized in the same manner as loans impaired at the acquisition date. The remaining nonaccretable difference represents cash flows not expected to be collected.

The following are changes in the carrying value of acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$618,803	$602,546
Fair value of acquired loans	—	55,850
Net reductions for payments, foreclosures, and accretion	(67,025)	(55,569)
Change in the allowance for loan losses on acquired loans	201	(346)
Balance at end of period, net of allowance for loan losses on acquired loans	$551,979	$602,481

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$133,096	$155,379
Addition from the SBFC acquisition	—	4,603
PSC acquisition Day 1 adjustment	(1,460)	—
Accretion	(25,195)	(29,511)
Reclass of nonaccretable difference due to improvement in expected cash flows	15,585	9,016
Other changes, net	(222)	(204)
Balance at end of period	$121,804	$139,283

In the second quarter of 2018, the accretable yield balance declined by $8.1 million as loan accretion (income) of $12.8 million was recognized. This was partially offset by improved expected cash flows of $6.4 million during the second quarter of 2018.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended June 30, 2018:
Balance at beginning of period	$45,203	$—	$4,084	$49,287
Loans charged-off	(1,240)	(1,183)	—	(2,423)
Recoveries of loans previously charged off (1)	1,051	87	—	1,138
Net charge-offs	(189)	(1,096)	—	(1,285)
Provision for loan losses charged to operations	2,860	1,096	522	4,478
Reduction due to loan removals	—	—	(180)	(180)
Balance at end of period	$47,874	$—	$4,426	$52,300
Three Months Ended June 30, 2017:
Balance at beginning of period	$38,449	$—	$4,556	$43,005
Loans charged-off	(1,292)	(501)	—	(1,793)
Recoveries of loans previously charged off (1)	536	72	—	608
Net charge-offs	(756)	(429)	—	(1,185)
Provision for loan losses charged to operations	2,456	429	(572)	2,313
Reduction due to loan removals	—	—	(243)	(243)
Balance at end of period	$40,149	$—	$3,741	$43,890

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Six Months Ended June 30, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(2,409)	(1,517)	—	(3,926)
Recoveries of loans previously charged off (1)	1,853	252	—	2,105
Net charge-offs	(556)	(1,265)	—	(1,821)
Provision for loan losses charged to operations	4,982	1,265	685	6,932
Reduction due to loan removals	—	—	(886)	(886)
Balance at end of period	$47,874	$—	$4,426	$52,300
Six Months Ended June 30, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(2,589)	(890)	—	(3,479)
Recoveries of loans previously charged off (1)	1,205	135	—	1,340
Net charge-offs	(1,384)	(755)	—	(2,139)
Total provision for loan losses charged to operations	4,573	755	692	6,020
Reduction due to loan removals	—	—	(346)	(346)
Balance at end of period	$40,149	$—	$3,741	$43,890

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended June 30, 2018
Allowance for loan losses:
Balance, March 31, 2018	$5,847	$6,798	$8,346	$10,193	$3,237	$6,333	$1,393	$2,899	$157	$45,203
Charge-offs	—	—	(81)	—	(5)	(59)	—	(1,095)	—	(1,240)
Recoveries	547	2	25	41	27	199	3	207	—	1,051
Provision (benefit)	(207)	409	317	711	109	238	17	1,060	206	2,860
Balance, June 30, 2018	$6,187	$7,209	$8,607	$10,945	$3,368	$6,711	$1,413	$3,071	$363	$47,874
Loans individually evaluated for impairment	$846	$93	$44	$30	$180	$485	$144	$7	$—	$1,829
Loans collectively evaluated for impairment	$5,341	$7,116	$8,563	$10,915	$3,188	$6,226	$1,269	$3,064	$363	$46,045
Loans:
Loans individually evaluated for impairment	$42,392	$1,348	$4,750	$5,628	$3,144	$1,834	$3,240	$257	$—	$62,593
Loans collectively evaluated for impairment	864,498	1,133,887	1,367,703	1,728,296	453,802	939,233	202,267	416,393	28,867	7,134,946
Total non-acquired loans	$906,890	$1,135,235	$1,372,453	$1,733,924	$456,946	$941,067	$205,507	$416,650	$28,867	$7,197,539
Three Months Ended June 30, 2017
Allowance for loan losses:
Balance, March 31, 2017	$4,649	$5,464	$7,894	$8,108	$3,456	$5,124	$1,345	$2,443	$(34)	$38,449
Charge-offs	(69)	—	—	(62)	(190)	(167)	(7)	(797)	—	(1,292)
Recoveries	68	7	98	27	21	143	5	167	—	536
Provision (benefit)	1,098	693	(453)	496	(40)	43	36	719	(136)	2,456
Balance, June 30, 2017	$5,746	$6,164	$7,539	$8,569	$3,247	$5,143	$1,379	$2,532	$(170)	$40,149
Loans individually evaluated for impairment	$1,310	$146	$62	$57	$119	$362	$238	$6	$—	$2,300
Loans collectively evaluated for impairment	$4,436	$6,018	$7,477	$8,512	$3,128	$4,781	$1,141	$2,526	$(170)	$37,849
Loans:
Loans individually evaluated for impairment	$30,037	$754	$6,054	$4,575	$2,626	$1,198	$3,641	$235	$—	$49,120
Loans collectively evaluated for impairment	682,205	952,157	1,198,899	1,378,347	408,906	761,385	185,685	357,526	18,163	5,943,273
Total non-acquired loans	$712,242	$952,911	$1,204,953	$1,382,922	$411,532	$762,583	$189,326	$357,761	$18,163	$5,992,393

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Six Months Ended June 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Charge-offs	(35)	—	(81)	(4)	(71)	(144)	—	(2,074)	—	(2,409)
Recoveries	989	4	33	64	128	214	11	410	—	1,853
Provision (benefit)	(688)	680	527	1,217	61	1,153	27	1,947	58	4,982
Balance, June 30, 2018	$6,187	$7,209	$8,607	$10,945	$3,368	$6,711	$1,413	$3,071	$363	$47,874
Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(474)	—	—	(185)	(224)	(189)	(7)	(1,510)	—	(2,589)
Recoveries	222	48	105	76	95	233	48	378	—	1,205
Provision (benefit)	1,907	1,136	(588)	858	165	257	(204)	1,314	(272)	4,573
Balance, June 30, 2017	$5,746	$6,164	$7,539	$8,569	$3,247	$5,143	$1,379	$2,532	$(170)	$40,149

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(106)	—	(28)	—	(158)	(764)	—	(127)	(1,183)
Recoveries	6	—	—	5	28	2	—	46	87
Provision (benefit)	100	—	28	(5)	130	762	—	81	1,096
Balance, June 30, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	281,282	752,465	486,254	676,596	278,906	304,864	169,392	126,665	3,076,424
Total acquired non-credit impaired loans	$281,282	$752,465	$486,254	$676,596	$278,906	$304,864	$169,392	$126,665	$3,076,424

Three Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	303	(664)	—	—	(140)	(501)
Recoveries	1	—	—	2	60	1	1	7	72
Provision (benefit)	(1)	—	—	(305)	604	(1)	(1)	133	429
Balance, June 30, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	112,855	209,560	221,566	520,106	177,129	117,884	83,403	143,478	1,585,981
Total acquired non-credit impaired loans	$112,855	$209,560	$221,566	$520,106	$177,129	$117,884	$83,403	$143,478	$1,585,981

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Six Months Ended June 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(107)	—	(28)	(70)	(240)	(807)	—	(265)	(1,517)
Recoveries	7	—	—	62	79	55	—	49	252
Provision (benefit)	100	—	28	8	161	752	—	216	1,265
Balance, June 30, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(10)	(664)	(2)	—	(214)	(890)
Recoveries	2	—	—	42	69	2	1	19	135
Provision (benefit)	(2)	—	—	(32)	595	—	(1)	195	755
Balance, June 30, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Three Months Ended June 30, 2018
Allowance for loan losses:
Balance, March 31, 2018	$261	$215	$2,509	$594	$505	$4,084
Provision (benefit) for loan losses	375	390	137	(19)	(361)	522
Reduction due to loan removals	—	(29)	(132)	(3)	(16)	(180)
Balance, June 30, 2018	$636	$576	$2,514	$572	$128	$4,426
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$636	$576	$2,514	$572	$128	$4,426
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	227,739	40,951	229,502	45,633	12,580	556,405
Total acquired credit impaired loans	$227,739	$40,951	$229,502	$45,633	$12,580	$556,405

Three Months Ended June 30, 2017
Allowance for loan losses:
Balance , March 31, 2017	$335	$130	$3,108	$589	$394	$4,556
Provision (benefit) for loan losses	(292)	—	(192)	(37)	(51)	(572)
Reduction due to loan removals	(3)	(38)	(175)	(4)	(23)	(243)
Balance, June 30, 2017	$40	$92	$2,741	$548	$320	$3,741
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$40	$92	$2,741	$548	$320	$3,741
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	214,795	52,977	256,602	56,362	25,486	606,222
Total acquired credit impaired loans	$214,795	$52,977	$256,602	$56,362	$25,486	$606,222

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Six Months Ended June 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$4,627
Provision (benefit) for loan losses	361	478	(807)	114	539	685
Reduction due to loan removals	(13)	(82)	(232)	(3)	(556)	(886)
Balance, June 30, 2018	$636	$576	$2,514	$572	$128	$4,426
Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$41	$139	$2,419	$558	$238	$3,395
Provision (benefit) for loan losses	—	(3)	559	—	136	692
Reduction due to loan removals	(1)	(44)	(237)	(10)	(54)	(346)
Balance, June 30, 2017	$40	$92	$2,741	$548	$320	$3,741

*— The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$895,887	$818,240	$700,200	$1,126,099	$999,049	$939,254	$1,343,624	$1,232,927	$1,177,687
Special mention	7,858	8,758	8,133	7,378	7,864	11,437	18,808	23,575	15,004
Substandard	3,145	3,877	3,909	1,758	1,980	2,220	10,021	6,274	12,262
Doubtful	—	—	—	—	—	—	—	—	—
	$906,890	$830,875	$712,242	$1,135,235	$1,008,893	$952,911	$1,372,453	$1,262,776	$1,204,953

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$923,995	$801,885	$741,605	$198,899	$186,158	$180,830	$4,488,504	$4,038,259	$3,739,576
Special mention	8,522	11,130	15,916	4,828	6,034	6,636	47,394	57,361	57,126
Substandard	8,550	2,172	5,062	1,780	1,655	1,860	25,254	15,958	25,313
Doubtful	—	—	—	—	—	—	—	—	—
	$941,067	$815,187	$762,583	$205,507	$193,847	$189,326	$4,561,152	$4,111,578	$3,822,015

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$1,706,574	$1,502,016	$1,356,469	$443,953	$424,369	$397,857	$415,053	$377,425	$356,244
Special mention	12,566	13,902	13,653	6,805	6,749	7,207	623	313	348
Substandard	14,784	14,342	12,800	6,188	6,524	6,468	974	1,247	1,169
Doubtful	—	—	—	—	—	—	—	—	—
	$1,733,924	$1,530,260	$1,382,922	$456,946	$437,642	$411,532	$416,650	$378,985	$357,761

	Other			Consumer Total
	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2018	December 31, 2017	June 30, 2017
Pass	$28,867	$33,690	$18,163	$2,594,447	$2,337,500	$2,128,733
Special mention	—	—	—	19,994	20,964	21,208
Substandard	—	—	—	21,946	22,113	20,437
Doubtful	—	—	—	—	—	—
	$28,867	$33,690	$18,163	$2,636,387	$2,380,577	$2,170,378

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Pass	$7,082,951	$6,375,759	$5,868,309
Special mention	67,388	78,325	78,334
Substandard	47,200	38,071	45,750
Doubtful	—	—	—
	$7,197,539	$6,492,155	$5,992,393

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$279,239	$394,139	$110,776	$738,293	$809,241	$205,623	$479,399	$513,861	$217,392
Special mention	1,449	4,602	1,290	14,164	7,913	3,856	5,871	7,740	4,130
Substandard	594	4,616	789	8	12	81	984	217	44
Doubtful	—	—	—	—	—	—	—	—	—
	$281,282	$403,357	$112,855	$752,465	$817,166	$209,560	$486,254	$521,818	$221,566

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$291,755	$388,342	$112,046	$165,188	$191,229	$81,161	$1,953,874	$2,296,812	$726,998
Special mention	5,248	9,883	4,642	3,381	4,547	1,542	30,113	34,685	15,460
Substandard	7,861	471	1,196	823	893	700	10,270	6,209	2,810
Doubtful	—	—	—	—	—	—	—	—	—
	$304,864	$398,696	$117,884	$169,392	$196,669	$83,403	$1,994,257	$2,337,706	$745,268

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$664,594	$703,557	$514,294	$263,994	$301,842	$167,786	$123,807	$134,530	$140,426
Special mention	7,495	4,165	2,697	8,319	10,477	4,906	723	541	1,172
Substandard	4,507	2,889	3,115	6,593	8,272	4,437	2,135	2,639	1,880
Doubtful	—	—	—	—	—	—	—	—	—
	$676,596	$710,611	$520,106	$278,906	$320,591	$177,129	$126,665	$137,710	$143,478

	Other			Consumer Total
	June 30,	December 31,	March 31,	June 30,	December 31,	June 30,
	2018	2017	2017	2018	2017	2017
Pass	$—	$1,289	$—	$1,052,395	$1,141,218	$822,506
Special mention	—	—	—	16,537	15,183	8,775
Substandard	—	—	—	13,235	13,800	9,432
Doubtful	—	—	—	—	—	—
	$—	$1,289	$—	$1,082,167	$1,170,201	$840,713

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Pass	$3,006,269	$3,438,030	$1,549,504
Special mention	46,650	49,868	24,235
Substandard	23,505	20,009	12,242
Doubtful	—	—	—
	$3,076,424	$3,507,907	$1,585,981

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 28):

				Commercial Real Estate—
				Construction and
	Commercial Real Estate			Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017
Pass	$177,996	$177,231	$166,961	$25,243	$29,620	$31,656
Special mention	22,568	28,708	23,162	4,884	5,132	7,851
Substandard	27,175	28,656	24,672	10,824	14,897	13,470
Doubtful	—	—	—	—	—	—
	$227,739	$234,595	$214,795	$40,951	$49,649	$52,977

	Residential Real Estate			Consumer			Commercial & Industrial
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$116,461	$135,974	$137,735	$6,144	$8,001	$9,178	$6,161	$18,522	$16,534
Special mention	46,089	54,500	52,250	15,613	17,214	18,536	1,139	1,169	4,188
Substandard	66,952	70,313	66,617	23,876	26,238	28,648	5,280	7,255	4,764
Doubtful	—	—	—	—	—	—	—	—	—
	$229,502	$260,787	$256,602	$45,633	$51,453	$56,362	$12,580	$26,946	$25,486

	Total Acquired
	Credit Impaired Loans
	June 30,	December 31,	June 30,
	2018	2017	2017
Pass	$332,005	$369,348	$362,064
Special mention	90,293	106,723	105,987
Substandard	134,107	147,359	138,171
Doubtful	—	—	—
	$556,405	$623,430	$606,222

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2018
Commercial real estate:
Construction and land development	$1,222	$—	$344	$1,566	$905,324	$906,890
Commercial non-owner occupied	354	19	659	1,032	1,134,203	1,135,235
Commercial owner occupied	1,578	1,599	1,314	4,491	1,367,962	1,372,453
Consumer real estate:
Consumer owner occupied	479	387	900	1,766	1,732,158	1,733,924
Home equity loans	913	473	1,114	2,500	454,446	456,946
Commercial and industrial	762	94	815	1,671	939,396	941,067
Other income producing property	157	5	259	421	205,086	205,507
Consumer	475	202	557	1,234	415,416	416,650
Other loans	—	—	—	—	28,867	28,867
	$5,940	$2,779	$5,962	$14,681	$7,182,858	$7,197,539
December 31, 2017
Commercial real estate:
Construction and land development	$391	$63	$401	$855	$830,020	$830,875
Commercial non-owner occupied	297	398	51	746	1,008,147	1,008,893
Commercial owner occupied	2,227	382	1,721	4,330	1,258,446	1,262,776
Consumer real estate:
Consumer owner occupied	1,291	140	1,943	3,374	1,526,886	1,530,260
Home equity loans	1,209	372	1,684	3,265	434,377	437,642
Commercial and industrial	477	57	915	1,449	813,738	815,187
Other income producing property	223	255	198	676	193,171	193,847
Consumer	525	196	623	1,344	377,641	378,985
Other loans	—	—	—	—	33,690	33,690
	$6,640	$1,863	$7,536	$16,039	$6,476,116	$6,492,155
June 30, 2017
Commercial real estate:
Construction and land development	$102	$—	$505	$607	$711,635	$712,242
Commercial non-owner occupied	123	150	255	528	952,383	952,911
Commercial owner occupied	1,041	799	1,562	3,402	1,201,551	1,204,953
Consumer real estate:
Consumer owner occupied	1,168	1,112	766	3,046	1,379,876	1,382,922
Home equity loans	779	311	1,370	2,460	409,072	411,532
Commercial and industrial	608	156	97	861	761,722	762,583
Other income producing property	480	104	257	841	188,485	189,326
Consumer	359	188	347	894	356,867	357,761
Other loans	—	—	—	—	18,163	18,163
	$4,660	$2,820	$5,159	$12,639	$5,979,754	$5,992,393

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2018
Commercial real estate:
Construction and land development	$666	$66	$309	$1,041	$280,241	$281,282
Commercial non-owner occupied	2,936	—	157	3,093	749,372	752,465
Commercial owner occupied	1,121	11	737	1,869	484,385	486,254
Consumer real estate:
Consumer owner occupied	1,434	207	860	2,501	674,095	676,596
Home equity loans	1,656	326	2,197	4,179	274,727	278,906
Commercial and industrial	115	118	21	254	304,610	304,864
Other income producing property	544	14	145	703	168,689	169,392
Consumer	436	717	296	1,449	125,216	126,665
	$8,908	$1,459	$4,722	$15,089	$3,061,335	$3,076,424
December 31, 2017
Commercial real estate:
Construction and land development	$675	$113	$101	$889	$402,468	$403,357
Commercial non-owner occupied	12	321	—	333	816,833	817,166
Commercial owner occupied	642	—	189	831	520,987	521,818
Consumer real estate:
Consumer owner occupied	673	204	867	1,744	708,867	710,611
Home equity loans	3,639	609	1,704	5,952	314,639	320,591
Commercial and industrial	5,996	1,278	143	7,417	391,279	398,696
Other income producing property	327	—	250	577	196,092	196,669
Consumer	400	114	1,351	1,865	135,845	137,710
Other	—	—	—	—	1,289	1,289
	$12,364	$2,639	$4,605	$19,608	$3,488,299	$3,507,907
June 30, 2017
Commercial real estate:
Construction and land development	$3,784	$2	$192	$3,978	$108,877	$112,855
Commercial non-owner occupied	519	—	—	519	209,041	209,560
Commercial owner occupied	1,844	143	236	2,223	219,343	221,566
Consumer real estate:
Consumer owner occupied	499	801	1,282	2,582	517,524	520,106
Home equity loans	1,109	321	722	2,152	174,977	177,129
Commercial and industrial	710	1,508	98	2,316	115,568	117,884
Other income producing property	336	138	56	530	82,873	83,403
Consumer	540	67	570	1,177	142,301	143,478
	$9,341	$2,980	$3,156	$15,477	$1,570,504	$1,585,981

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2018
Commercial real estate	$621	$553	$7,637	$8,811	$218,928	$227,739
Commercial real estate—construction and development	175	—	3,212	3,387	37,564	40,951
Residential real estate	5,279	3,989	6,948	16,216	213,286	229,502
Consumer	767	174	763	1,704	43,929	45,633
Commercial and industrial	125	386	465	976	11,604	12,580
	$6,967	$5,102	$19,025	$31,094	$525,311	$556,405
December 31, 2017
Commercial real estate	$2,519	$3,669	$2,825	$9,013	$225,582	$234,595
Commercial real estate—construction and development	811	427	3,761	4,999	44,650	49,649
Residential real estate	5,895	4,283	8,824	19,002	241,785	260,787
Consumer	989	452	889	2,330	49,123	51,453
Commercial and industrial	596	167	406	1,169	25,777	26,946
	$10,810	$8,998	$16,705	$36,513	$586,917	$623,430
June 30, 2017
Commercial real estate	$961	$91	$2,717	$3,769	$211,026	$214,795
Commercial real estate—construction and development	262	252	4,255	4,769	48,208	52,977
Residential real estate	4,581	1,593	8,138	14,312	242,290	256,602
Consumer	518	178	1,203	1,899	54,463	56,362
Commercial and industrial	426	—	2,693	3,119	22,367	25,486
	$6,748	$2,114	$19,006	$27,868	$578,354	$606,222

The following is a summary of certain information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
June 30, 2018
Commercial real estate:
Construction and land development	$42,955	$600	$41,792	$42,392	$846
Commercial non-owner occupied	1,505	831	517	1,348	93
Commercial owner occupied	5,733	3,031	1,719	4,750	44
Consumer real estate:
Consumer owner occupied	6,085	4,631	997	5,628	30
Home equity loans	3,256	1,146	1,998	3,144	180
Commercial and industrial	1,876	724	1,110	1,834	485
Other income producing property	3,473	234	3,006	3,240	144
Consumer	325	—	257	257	7
Total	$65,208	$11,197	$51,396	$62,593	$1,829
December 31, 2017
Commercial real estate:
Construction and land development	$47,553	$649	$42,581	$43,230	$1,063
Commercial non-owner occupied	3,106	860	515	1,375	125
Commercial owner occupied	9,212	3,553	2,089	5,642	64
Consumer real estate:
Consumer owner occupied	7,382	4,392	1,240	5,632	37
Home equity loans	3,602	896	2,115	3,011	135
Commercial and industrial	2,246	635	521	1,156	15
Other income producing property	3,893	—	3,138	3,138	178
Consumer	654	—	239	239	7
Total	$77,648	$10,985	$52,438	$63,423	$1,624
June 30, 2017
Commercial real estate:
Construction and land development	$34,757	$1,289	$28,748	$30,037	$1,310
Commercial non-owner occupied	2,376	212	542	754	146
Commercial owner occupied	9,882	4,075	1,979	6,054	62
Consumer real estate:
Consumer owner occupied	6,093	1,451	3,124	4,575	57
Home equity loans	3,311	688	1,938	2,626	119
Commercial and industrial	2,244	—	1,198	1,198	362
Other income producing property	4,382	95	3,546	3,641	238
Consumer	556	—	235	235	6
Total	$63,601	$7,810	$41,310	$49,120	$2,300

Acquired credit impaired loans are accounted for in pools as shown on page 22 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended June 30,
	2018		2017
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$44,295	$298	$19,662	$267
Commercial non-owner occupied	1,265	9	764	6
Commercial owner occupied	5,164	72	6,153	69
Consumer real estate:
Consumer owner occupied	5,561	44	4,644	35
Home equity loans	3,156	36	2,529	26
Commercial and industrial	1,756	19	1,234	4
Other income producing property	3,163	42	3,024	68
Consumer	285	—	211	3
Total Impaired Loans	$64,645	$520	$38,221	$478

	Six Months Ended June 30,
	2018		2017
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$42,811	$810	$16,535	$314
Commercial non-owner occupied	1,362	15	780	12
Commercial owner occupied	5,196	147	6,150	145
Consumer real estate:
Consumer owner occupied	5,630	87	5,124	74
Home equity loans	3,077	65	2,150	46
Commercial and industrial	1,495	36	1,230	22
Other income producing property	3,189	88	3,007	103
Consumer	248	—	189	3
Other loans	—	—	—	—
Total Impaired Loans	$63,008	$1,248	$35,165	$719

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Commercial non-owner occupied real estate:
Construction and land development	$423	$251	$62
Commercial non-owner occupied	1,109	2,635	2,575
Total commercial non-owner occupied real estate	1,532	2,886	2,637
Consumer real estate:
Consumer owner occupied	6,465	4,888	4,156
Home equity loans	2,308	269	10
Total consumer real estate	8,773	5,157	4,166
Commercial owner occupied real estate	1,526	1,144	2,641
Commercial and industrial	811	1,662	596
Other income producing property	323	764	1,162
Consumer	893	1,802	898
Restructured loans	902	925	967
Total loans on nonaccrual status	$14,760	$14,340	$13,067

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Commercial non-owner occupied real estate:
Construction and land development	$369	$108	$226
Commercial non-owner occupied	—	—	—
Total commercial non-owner occupied real estate	369	108	226
Consumer real estate:
Consumer owner occupied	2,136	2,156	1,927
Home equity loans	4,234	4,589	1,515
Total consumer real estate	6,370	6,745	3,442
Commercial owner occupied real estate	885	189	44
Commercial and industrial	101	133	57
Other income producing property	254	316	159
Consumer	1,394	1,906	1,206
Total loans on nonaccrual status	$9,373	$9,397	$5,134

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the six months ended June 30, 2018 and 2017, the Company’s TDRs were not material.

Note 7—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
	OREO	OREO
Beginning balance	$11,203	$18,316
Acquired in SBFC acquisition	—	385
Acquired in PSC acquisition	210	—
Additions	10,259	4,947
Writedowns	(932)	(1,729)
Sold	(3,518)	(7,489)
Ending Balance	$17,222	$14,430

At June 30, 2018, there were a total of 86 properties included in OREO compared to 75 properties at June 30, 2017.  At June 30, 2018, the Company had $2.8 million in residential real estate included in OREO and $4.6 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 8 — Deposits

The Company’s total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Certificates of deposit	$1,804,657	$1,738,384	$1,026,753
Interest-bearing demand deposits	5,216,942	5,300,108	3,984,163
Non-interest bearing demand deposits	3,152,828	3,047,432	2,635,147
Savings deposits	1,458,208	1,443,918	1,380,231
Other time deposits	5,654	2,924	5,360
Total deposits	$11,638,289	$11,532,766	$9,031,654

At June 30, 2018, December 31, 2017, and June 30, 2017, the Company had $336.9 million, $325.3 million, and $183.1 million in certificates of deposits of $250,000 and greater, respectively.  At June 30, 2018, December 31, 2017, and June 30, 2017, the Company had $19.8 million, $43.6 million and $42.5 million, in traditional, out-of-market brokered deposits, respectively.  The increase in certificates of deposits of $250,000 and greater from June 30, 2107 was primarily the result of deposits acquired through the merger with PSC.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of June 30, 2018.

The components of net periodic pension expense (benefit) recognized are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest cost	$270	$281	$540	$562
Service cost	19	31	39	63
Expected return on plan assets	(582)	(553)	(1,164)	(1,107)
Recognized net actuarial loss	194	188	387	376
Net periodic pension benefit	$(99)	$(53)	$(198)	$(106)

Based on the immaterial nature of the components of the net periodic pension expense (benefit), the Company has recorded the entire amount in the line item salaries and employee benefits on the statement of income.

The Company did not contribute to the pension plan for the three and six months ended June 30, 2018, and does not expect to make any additional contributions during the remainder of 2018.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. In 2018, employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 5% of their salary.  The employees were also eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals which would be paid in the first quarter of the following year.  The Company met its financials goals in 2017 and paid the 1% discretionary matching contribution in

the first quarter of 2018.    Also in 2018, the Company changed the 100% match of employees’ 401(k) plan contributions to be capped at up to 4% of the participant’s salary and raised the discretionary matching contribution to 2% upon achievement of the Company’s 2018 financial goals.  The Company expensed $896,000 and $3.3 million for the 401(k) plan during the three and six months ended June 30, 2018, respectively, compared to $1.8 million and $3.4 million, respectively, for the three and six months ended June 30, 2017.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2018	2017	2018	2017
Basic earnings per common share:
Net income	$40,459	$31,823	$82,785	$50,087
Weighted-average basic common shares	36,677	29,095	36,657	28,985
Basic earnings per common share	$1.10	$1.09	$2.25	$1.73
Diluted earnings per share:
Net income	$40,459	$31,823	$82,785	$50,087
Weighted-average basic common shares	36,677	29,095	36,657	28,985
Effect of dilutive securities	252	270	253	267
Weighted-average dilutive shares	36,929	29,365	36,910	29,252
Diluted earnings per common share	$1.09	$1.08	$2.24	$1.71

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2018			2017			2018			2017
Number of shares			61,272			34,712			61,272			34,712
Range of exercise prices	$91.05	to	$91.35	$69.48	to	$91.35	$91.05	to	$91.35	$69.48	to	$91.35

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2018	218,689	$52.75
Granted	34,407	91.05
Exercised	(33,424)	30.88
Forfeited	(5,806)	91.35
Outstanding at June 30, 2018	213,866	61.28	6.14	$5,643
Exercisable at June 30, 2018	140,115	49.41	4.80	$5,198
Weighted-average fair value of options granted during the year	$ 28.01

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

As of June 30, 2018, there was $1.8 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.62 years as of June 30, 2018.  The total fair value of shares vested during the six months ended June 30, 2018 was $700,000.

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

All restricted stock agreements are conditioned upon continued employment and service in the case of directors. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the key employees and non-employee directors will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the recipient.

Nonvested restricted stock for the six months ended June 30, 2018 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2018	142,692	$59.66
Granted	7,836	87.37
Vested	(18,688)	66.61
Nonvested at June 30, 2018	131,840	60.32

As of June 30, 2018, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 1.79 years as of June 30, 2018.  The total fair value of shares vested during the six months ended June 30, 2018 was $1.4 million.

Restricted Stock Units

The Company from time-to-time also grants performance and discretionary RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from the grant date).  The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period.  Discretionary RSUs are based upon prior performance and typically cliff-vest over four years from the grant date.  Dividends are not paid in respect to the awards during the performance or the vesting period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met.  For the six months ended June 30, 2018, the Company accrued for 83% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the six months ended June 30, 2018 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2018	140,036	$78.49
Granted	100,186	86.34
Vested	(1,176)	84.35
Forfeited	(217)	92.05
LTIP Adjustment	(3,213)	89.40
Nonvested at June 30, 2018	235,616	81.64

As of June 30, 2018, there was $10.6 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.07 years as of June 30, 2018.  The total fair value of RSUs vested during the six months ended June 30, 2018 was $2.7 million.  During the six months ended June 30, 2018, 38,365 vested restricted stock units were issued to the participants in the 2015 Long-Term Incentive Plan and 15,836 nonvested restricted stock units were issued to participants in the 2017 Management Incentive Plan.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At June 30, 2018, commitments to extend credit and standby letters of credit totaled $2.9 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ALLL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2018, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018:
Assets
Derivative financial instruments	$8,848	$—	$8,848	$—
Loans held for sale	36,968	—	36,968	—
Securities available for sale:
Government-sponsored entities debt	47,613	—	47,613	—
State and municipal obligations	223,816	—	223,816	—
Mortgage-backed securities	1,306,570	—	1,306,570	—
Corporate securities	—	—	—	—
Total securities available for sale	1,577,999	—	1,577,999	—
Mortgage servicing rights	35,107	—	—	35,107
	$1,658,922	$—	$1,623,815	$35,107
Liabilities
Derivative financial instruments	$8,097	$—	$8,097	$—

December 31, 2017:
Assets
Derivative financial instruments	$3,306	$—	$3,306	$—
Loans held for sale	70,890	—	70,890	—
Securities available for sale:
Government-sponsored entities debt	85,509	—	85,509	—
State and municipal obligations	220,437	—	220,437	—
Mortgage-backed securities	1,340,687	—	1,340,687	—
Corporate securities	1,560	—	1,560	—
Total securities available for sale	1,648,193	—	1,648,193	—
Mortgage servicing rights	31,119	—	—	31,119
	$1,753,508	$—	$1,722,389	$31,119
Liabilities
Derivative financial instruments	$3,248	$—	$3,248	$—

June 30, 2017:
Assets
Derivative financial instruments	$1,956	$—	$1,956	$—
Loans held for sale	65,995	—	65,995	—
Securities available for sale:
Government-sponsored entities debt	75,952	—	75,952	—
State and municipal obligations	193,294	—	193,294	—
Mortgage-backed securities	1,068,597	—	1,068,597	—
Corporate securities	2,584	2,584	—	—
Total securities available for sale	1,340,427	2,584	1,337,843	—
Mortgage servicing rights	29,930	—	—	29,930
	$1,438,308	$2,584	$1,405,794	$29,930
Liabilities
Derivative financial instruments	$592	$—	$592	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2018.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2018 and 2017 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2018	$31,119	$—
Servicing assets that resulted from transfers of financial assets	3,112	—
Changes in fair value due to valuation inputs or assumptions	2,945	—
Changes in fair value due to decay	(2,069)	—
Fair value , June 30, 2018	$35,107	$—

Fair value, January 1, 2017	$29,037	$—
Servicing assets that resulted from transfers of financial assets	3,096	—
Changes in fair value due to valuation inputs or assumptions	(371)	—
Changes in fair value due to decay	(1,832)	—
Fair value, June 30, 2017	$29,930	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2018 or 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018:
OREO	$17,222	$—	$—	$17,222
Non-acquired impaired loans	5,909	—	—	5,909
December 31, 2017:
OREO	$11,203	$—	$—	$11,203
Non-acquired impaired loans	10,495	—	—	10,495
June 30, 2017:
OREO	$14,430	$—	$—	$14,430
Non-acquired impaired loans	3,754	—	—	3,754

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			June 30,	December 31,	June 30,
	Valuation Technique	Unobservable Input	2018	2017	2017
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	3%	3%	5%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	17%	21%	25%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018, December 31, 2017 and June 30, 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of FHLB stock approximates fair value based on the redemption provisions.  The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 5—Investment Securities for additional information, as well as page 41 regarding fair value.

Loans held for sale — The fair values disclosed for loans held for sale are based on commitments from investors for loans with similar characteristics.

Loans — ASU 2016-01 - Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities became effective for the Company on January 1, 2018.  This accounting standard requires the company to calculate the fair value of our loans for disclosure purposes based on an estimated exit price.  In previous periods we have calculated fair value using only discounted cash flows on fixed rate loans.  Therefore, the fair value for loans for June 30, 2018 will be calculated using a different method than that used at December 31, 2017 and June 30, 2017.

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees — The fair values of commitments to extend credit are estimated taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2018
Financial assets:
Cash and cash equivalents	$396,849	$396,849	$396,849	$—	$—
Investment securities	1,597,727	1,597,731	19,229	1,578,502	—
Loans held for sale	36,968	36,968	—	36,968	—
Loans, net of allowance for loan losses (1)	10,778,068	10,547,778	—	—	10,547,778
Accrued interest receivable	33,751	33,751	—	7,333	26,418
Mortgage servicing rights	35,107	35,107	—	—	35,107
Interest rate swap - non-designated hedge	7,750	7,750	—	7,750	—
Other derivative financial instruments (mortgage banking related)	1,098	1,098	—	1,098	—
Financial liabilities:
Deposits	11,638,289	10,675,705	—	10,675,705	—
Federal funds purchased and securities sold under agreements to repurchase	331,969	331,969	—	331,969	—
Other borrowings	115,754	119,221	—	119,221	—
Accrued interest payable	3,882	3,882	—	3,882	—
Interest rate swap - non-designated hedge	7,981	7,981	—	7,981	—
Interest rate swap - cash flow hedge	116	116	—	116	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(62,060)	—	(62,060)	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$377,627	$377,627	$377,627	$—	$—
Investment securities	1,673,769	1,673,796	23,047	1,650,749	—
Loans held for sale	70,890	70,890	—	70,890	—
Loans, net of allowance for loan losses (1)	10,575,417	10,724,264	—	—	10,724,264
Accrued interest receivable	32,727	32,727	—	7,051	25,676
Mortgage servicing rights	31,119	31,119	—	—	31,119
Interest rate swap - non-designated hedge	2,367	2,367	—	2,367	—
Other derivative financial instruments (mortgage banking related)	939	939	—	939	—
Financial liabilities:
Deposits	11,532,766	10,796,380	—	10,796,380	—
Federal funds purchased and securities sold under agreements to repurchase	286,857	286,857	—	286,857	—
Other borrowings	216,385	219,421	—	219,421	—
Accrued interest payable	2,789	2,789	—	2,789	—
Interest rate swap - non-designated hedge	2,750	2,750	—	2,750	—
Interest rate swap - cash flow hedge	246	246	—	246	—
Other derivative financial instruments (mortgage banking related)	252	252	—	252	—
Off balance sheet financial instruments:
Commitments to extend credit	—	41,319	—	41,319	—
June 30, 2017
Financial assets:
Cash and cash equivalents	$431,890	$431,890	$431,890	$—	$—
Investment securities	1,358,894	1,358,976	14,301	1,344,675	—
Loans held for sale	65,995	65,995	—	65,995	—
Loans, net of allowance for loan losses (1)	8,140,706	8,216,793	—	—	8,216,793
Accrued interest receivable	23,469	23,469	—	5,454	18,015
Mortgage servicing rights	29,930	29,930	—	—	29,930
Interest rate swap - non-designated hedge	208	208	—	208	—
Other derivative financial instruments (mortgage banking related)	1,748	1,748	—	1,748	—
Financial liabilities:
Deposits	9,031,654	8,481,700	—	8,481,700	—
Federal funds purchased and securities sold under agreements to repurchase	334,018	334,018	—	334,018	—
Other borrowings	98,147	100,723	—	100,723	—
Accrued interest payable	1,502	1,502	—	1,502	—
Interest rate swap - cash flow hedge	389	389	—	389	—
Interest rate swap - non-designated hedge	203	203	—	203	—
Off balance sheet financial instruments:
Commitments to extend credit	—	17,200	—	17,200	—
(1) - Loans, net of allowance for loan losses is being valued using a different method at June 30, 2018 from December 31, 2017 and June 30, 2017. See page 45 for explanation of change in method.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended June 30, 2018
Balance at March 31, 2018	$(7,607)	$(22,617)	$(126)	$(30,350)
Other comprehensive income (loss) before reclassifications	—	(6,409)	6	(6,403)
Amounts reclassified from accumulated other comprehensive income (loss)	151	500	31	682
Net comprehensive income (loss)	151	(5,909)	37	(5,721)
Balance at June 30, 2018	$(7,456)	$(28,526)	$(89)	$(36,071)

Three Months Ended June 30, 2017
Balance at March 31, 2017	$(6,078)	$1,458	$(264)	$(4,884)
Other comprehensive income before reclassifications	—	1,115	11	1,126
Amounts reclassified from accumulated other comprehensive income (loss)	116	(67)	12	61
Net comprehensive income	116	1,048	23	1,187
Balance at June 30, 2017	$(5,962)	$2,506	$(241)	$(3,697)

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(5,998)	$(4,278)	$(151)	$(10,427)
Other comprehensive income (loss) before reclassifications	—	(23,601)	34	(23,567)
Amounts reclassified from accumulated other comprehensive income (loss)	302	500	68	870
Net comprehensive income (loss)	302	(23,101)	102	(22,697)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at June 30, 2018	$(7,456)	$(28,526)	$(89)	$(36,071)

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(6,195)	$(1,708)	$(308)	$(8,211)
Other comprehensive income (loss) before reclassifications	—	4,282	(37)	4,245
Amounts reclassified from accumulated other comprehensive income (loss)	233	(68)	104	269
Net comprehensive income	233	4,214	67	4,514
Balance at June 30, 2017	$(5,962)	$2,506	$(241)	$(3,697)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2018	2017	2018	2017	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$39	$19	$87	$168	Interest expense
	(8)	(7)	(19)	(64)	Provision for income taxes
	31	12	68	104	Net income
(Gains) losses on sales of available for sale securities:
	$641	$(110)	$641	$(110)	Securities (gains) losses, net
	(141)	43	(141)	42	Provision for income taxes
	500	(67)	500	(68)	Net income
Amortization of defined benefit pension:
Actuarial losses	$194	$187	$387	$376	Salaries and employee benefits
	(43)	(71)	(85)	(143)	Provision for income taxes
	151	116	302	233	Net income
Total reclassifications for the period	$682	$61	$870	$269

Note 15 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			June 30, 2018			June 30, 2017
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$8,000	$—	$116	$8,000	$—	$389

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,824	$8	$—	$—	$—	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$327,027	$437	$7,947	$13,629	$208	$—
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$327,027	$7,271	$—	$13,629	$—	$203

Not designated hedges of interest rate risk: Foreign Exchange
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$2,521	$—	$34	$—	$—	$—
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$2,521	$34	$—	$—	$—	$—

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	$63,500	$291	$—	$102,500	$9	$—

Forward sales commitments used to hedge mortgage pipeline	Other Assets	$92,584	$807	$—	$109,525	1,657	$—

Total derivatives		$826,004	$8,848	$8,097	$247,283	$1,874	$592

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $37,000 and $102,000 for the three and six months ended June 30, 2018, respectively. This compares to an unrealized gain of $23,000 and $67,000 for the three months ended June 30, 2017, respectively. The Company recognized a $116,000 cash flow hedge liability in other liabilities on the balance sheet at June 30, 2018, compared to a $389,000 liability at June 30, 2017.  There was no ineffectiveness in the cash flow hedge during the three and six months ended June 30, 2018 and 2017.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2018 and 2017, the Company provided $300,000 and $450,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, the Company has a netting agreement with the counterparty.

Balance Sheet Fair Value Hedge

The Company maintains one loan swap, with an aggregate notional amount of $2.8 million at June 30, 2018, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate.  The fair value of this hedge is recorded in other assets and in other liabilities. All changes in fair value are recorded through earnings as noninterest income.  There was no gain or loss recorded on this derivative for the three and six months ended June 30, 2018 or 2017.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2018, the interest rate swaps had an aggregate notional amount of approximately $654.1 million and the fair value of the interest rate swap derivatives are recorded in other assets at $7.7 million and in other liabilities at $7.9 million for a net liability position of $240,000, which was recorded through earnings.  As of June 30, 2017, the interest rate swaps had an aggregate notional amount of approximately $27.3 million and the fair value of the interest rate swap derivatives are recorded in other assets at $208,000 and in other liabilities at $203,000 for a net asset carrying value of $5,000, which was recorded through earnings.  The fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $203,000 at June 30, 2017.

Foreign Exchange

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. The foreign exchange contracts had a notional amount of $2.5 million at June 30, 2018, representing the amount of contracts outstanding in U.S. dollars. The fair value of these contracts are included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and six months ended June 30, 2018 or 2017.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On June 30, 2018, the Company had derivative financial instruments outstanding with notional amounts totaling $63.5 million related to MSRs, compared to $102.5 million on June 30, 2017.  The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $291,000 at June 30, 2018, compared to a gain of $9,000 at June 30, 2017.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Mortgage loan pipeline	$89,085	$71,477	$115,820
Expected closures	66,813	53,608	86,865
Fair value of mortgage loan pipeline commitments	1,159	920	1,568
Forward sales commitments	92,584	89,317	109,525
Fair value of forward commitments	(352)	19	89

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

The following table presents actual and required capital ratios as of June 30, 2018, December 31, 2017 and June 30, 2017 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2018
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,324,901	12.00%	$704,261	6.38%	$773,306	7.00%	$718,070	6.50%
South State Bank (the Bank)	1,413,812	12.80%	704,275	6.38%	773,321	7.00%	718,084	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,436,170	13.00%	869,970	7.88%	939,015	8.50%	883,779	8.00%
South State Bank (the Bank)	1,413,812	12.80%	869,986	7.88%	939,033	8.50%	883,796	8.00%
Total capital to risk-weighted assets:
Consolidated	1,488,805	13.48%	1,090,914	9.88%	1,159,960	10.50%	1,104,723	10.00%
South State Bank (the Bank)	1,466,447	13.27%	1,090,935	9.88%	1,159,982	10.50%	1,104,745	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,436,170	10.62%	540,869	4.00%	540,869	4.00%	676,086	5.00%
South State Bank (the Bank)	1,413,812	10.46%	540,726	4.00%	540,726	4.00%	675,907	5.00%
December 31, 2017:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,273,547	11.59%	$631,811	5.75%	$769,162	7.00%	$714,221	6.50%
South State Bank (the Bank)	1,360,603	12.38%	631,741	5.75%	769,077	7.00%	714,143	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,384,433	12.60%	796,632	7.25%	933,982	8.50%	879,042	8.00%
South State Bank (the Bank)	1,360,603	12.38%	796,544	7.25%	933,879	8.50%	878,945	8.00%
Total capital to risk-weighted assets:
Consolidated	1,432,843	13.04%	1,016,392	9.25%	1,153,742	10.50%	1,098,802	10.00%
South State Bank (the Bank)	1,409,014	12.82%	1,016,280	9.25%	1,153,615	10.50%	1,098,681	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,384,433	10.36%	534,460	4.00%	534,460	4.00%	668,075	5.00%
South State Bank (the Bank)	1,360,603	10.18%	534,390	4.00%	534,390	4.00%	667,987	5.00%
June 30, 2017:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$985,586	11.96%	$473,967	5.75%	$577,003	7.00%	$535,789	6.50%
South State Bank (the Bank)	1,023,298	12.41%	473,954	5.75%	576,988	7.00%	535,774	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,056,506	12.82%	597,610	7.25%	700,647	8.50%	659,432	8.00%
South State Bank (the Bank)	1,023,298	12.41%	597,594	7.25%	700,628	8.50%	659,414	8.00%
Total capital to risk-weighted assets:
Consolidated	1,100,757	13.35%	762,468	9.25%	865,505	10.50%	824,290	10.00%
South State Bank (the Bank)	1,067,398	12.95%	762,448	9.25%	865,481	10.50%	824,268	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,056,506	10.12%	417,671	4.00%	417,671	4.00%	522,088	5.00%
South State Bank (the Bank)	1,023,298	9.80%	417,537	4.00%	417,537	4.00%	521,921	5.00%

As of June 30, 2018, December 31, 2017, and June 30, 2017, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 17—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.0 billion at June 30, 2018. The Company added $258.3 million in goodwill related to the SBFC merger during the first quarter of 2017 and $406.1 million related to the PSC merger during the fourth quarter of 2017.  The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The Company added

$18.1 million and $29.5 million in core deposit intangibles related to the SBFC and PSC mergers, respectively.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Gross carrying amount	$129,770	$126,449	$100,274
Accumulated amortization	(59,795)	(52,660)	(47,308)
	$69,975	$73,789	$52,966

Amortization expense totaled $3.7 million and $7.1 million for the three and six months ended June 30, 2018, respectively, compared to $2.5 million and $5.0 million for the three and six months ended June 30, 2017, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2018	$3,537
December 31, 2018	3,537
March 31, 2019	3,281
June 30, 2019	3,269
September 30, 2019	3,268
Thereafter	53,083
$69,975

Note 18 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of June 30, 2018, December 31, 2017, and June 30, 2017, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $3.0 billion, $2.9 billion, and $2.8 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and six months ended June 30, 2018 and June 30, 2017 was $1.9 million and $3.8 million, and $1.8 million and $3.6 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At June 30, 2018, December 31, 2017, and June 30, 2017, MSRs were $35.1 million, $31.1 million, and $29.9 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2018 and June 30, 2017 were gains of $429,000 and $2.9 million, compared with losses of $815,000 and $370,000, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 13 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Increase (decrease) in fair value of MSRs	$429	$(815)	$2,945	$(370)
Decay of MSRs	(1,141)	(1,029)	(2,069)	(1,832)
Gain (loss) related to derivatives	(339)	829	$(1,893)	$1,095
Net effect on statements of income	$(1,051)	$(1,015)	$(1,017)	$(1,107)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates increase, mortgage loan prepayments decelerate due to decreased refinance activity, which results in an increase in the fair value of the MSRs. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 13 —  Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2018		2017		2017
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.7%		99.7%		99.7%
Adjustable-rate mortgage loans	0.3%		0.3%		0.3%
Total	100.0%		100.0%		100.0%
Weighted average life	8.56	years	7.64	years	7.52	years
Constant Prepayment rate (CPR)	6.1%		7.7%		8.1%
Weighted average discount rate	9.4%		9.6%		9.6%
Effect on fair value due to change in interest rates
25 basis point increase	$934		$1,485		$1,457
50 basis point increase	1,626		2,664		2,651
25 basis point decrease	(1,379)		(1,850)		(1,783)
50 basis point decrease	(3,112)		(4,014)		(3,914)

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

Custodial escrow balances maintained in connection with the loan servicing were $26.0 million and $23.5 million at June 30, 2018 and June 30, 2017, respectively.

Whole loan sales were $173.7 million and $328.5 million for the three and six months ended June 30, 2018, respectively, compared to $193.9 million and $358.3 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, $134.6 million and $253.0 million, or 77.5% and 77.0%, respectively, were sold with the servicing rights retained by the company, compared to $153.6 million and $274.2 million, or 79.2% and 76.5%, for the three and six months ended June 30, 2017, respectively

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days.  Loans held for sale were $37.0 million, $70.9 million and $66.0 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.  At December 31, 2017, loans held for sale included $25.4 million in commercial loans (Shared National Credits) which were acquired in the PSC acquisition that were sold in the first quarter of 2018, resulting in no material gains or losses.  Loans held for sale, consisting of residential mortgage loans to be sold in the secondary market, were $37.0 million, $45.5 million, and $66.0 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

Note 19 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the six months ended June 30, 2018, tax credits and other tax benefits of $2.4 million and amortization of $2.0 million were recorded.  For the six months ended June 30, 2017, the Company recorded tax credits and other tax benefits of $1.5 million and amortization of $1.2 million. At June 30, 2018 and 2017, the Company’s carrying value of QAHPs was $37.6 million and $25.6 million, respectively, with an original investment of $49.7 million.  The Company has $16.9 million and $8.7 million in remaining funding obligations related to these QAHPs recorded in liabilities at June 30, 2018 and 2017, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At June 30, 2018, December 31, 2017 and June 30, 2017 the Company’s repurchase agreements totaled $243.1 million, $211.1 million, and $279.3 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2018, December 31, 2017 and June 30, 2017.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $243.1 million, $211.1 million and $279.3 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 21 – Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and has determined that there is no disclosure necessary.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3.  For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2017.  Results for the three and six months ended June 30, 2018  are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

Overview

South State Corporation (“SSB” and , together with its subsidiaries, the “Company”) is a bank holding company headquartered in Columbia, South Carolina, and was incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, South State Bank (the”Bank”), a South Carolina-chartered commercial bank that opened for business in 1934.  The Bank also operates Minis & Co., Inc. and South State Advisory (formerly First Southeast 401K Fiduciaries), both wholly owned registered investment advisors.  The Company does not engage in any significant operations other than the ownership of our banking subsidiary.

At June 30, 2018, we had approximately $14.6 billion in assets and 2,654 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 and also analyzes our financial condition as of June 30, 2018 as compared to December 31, 2017 and June 30, 2017.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Park Sterling Corporation Acquisition (PSC)

On November 30, 2017, SSB acquired all of the outstanding common stock of PSC, the bank holding company for Park Sterling Bank, in a stock transaction.  PSC common shareholders received 0.14 shares of the SSB’s common stock in exchange for each share of PSC stock resulting in SSB issuing 7,480,343 shares of common stock.  In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million.  As a result of the merger, 53 locations were added to the Bank’s footprint, consisting of five offices in Georgia, 23 offices in South Carolina, 17 offices in North Carolina and eight offices in Virginia.  See Note 4 – Mergers and Acquisitions for detail on the asset purchased and liabilities assumed through this merger.

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, SSB acquired all the outstanding common stock of SBFC, the bank holding company for Georgia Bank & Trust Company (“GB&T”) of Augusta, in a stock transaction.  SBFC common shareholders received 0.7307 shares of SSB’s common stock in exchange for each share of SBFC common stock resulting in SSB issuing 4,978,338 shares of common stock.  In total the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000.    GB&T had nine full service branches in Augusta, Georgia, three full service branches in Aiken, South Carolina that served individuals and businesses and a limited service loan production office in Athens, Georgia and was ranked second in market share in the Augusta, Georgia market.  See Note 4 – Mergers and Acquisitions for detail on the asset purchased and liabilities assumed through this merger.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of June 30, 2018, December 31, 2017 and June 30, 2017, the balance of goodwill was $1.0 billion, $999.6 million, and $595.8 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of June 30, 2018, book value was $63.77 per common share.  The lowest trading price during the first six months of 2018, as reported by the NASDAQ Global Select Market, was $83.45 per share, and the stock price closed on June 30, 2018 at $86.25 per share.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2018, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As a result, we revalued our deferred tax assets and liabilities at the end of 2017 due to the reduction in the Federal corporate tax rate from 35% to 21% as part of the Tax Reform Act that was passed into law.  During 2017, we recorded an additional $26.6 million of income tax expense associated with the revaluation of our deferred taxes.  As a result of the changes in the fair valuation of the PSC opening balance sheet, we recorded $613,000 of additional tax expense related to the revaluation of deferred taxes in the current quarter. While we took significant efforts to estimate the impact of this revaluation, it is possible that additional refinement will still be required during the current year.  We believe that any additional refinement will emerge from any measurement period adjustments related to the acquisition of PSC, recognition of income from acquired loans, and any adjustments when our 2017 Federal and state income tax returns are filed in 2018.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  We file a consolidated federal income tax return for our subsidiary bank.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at June 30, 2018 or 2017.

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

Costs and Requirements for Exceeding $10 Billion in Total Assets

With the closing of our merger with SBFC in January 2017, we surpassed $10.0 billion in total assets as of the closing date of the merger, and we maintained total assets in excess of $10.0 billion for more than four consecutive quarters.  Accordingly, we expect to incur additional expenses associated with deposit insurance assessments and regulatory compliance.  For instance, during 2018, we expect our FDIC insurance costs to increase approximately $4.0 million from prior year period.  We also become subject to the cap on interchange fees under the Durbin amendment effective July 1, 2018.  As a result, we estimate that our bankcard services income will be reduced by approximately $8.5 million in the second half of 2018 before tax and $6.6 million after tax.

Results of Operations

We reported consolidated net income of $40.5 million, or diluted earnings per share (“EPS”) of $1.09, for the second quarter of 2018 as compared to consolidated net income of $31.8 million, or diluted EPS of $1.08, in the comparable period of 2017, a 27.1% increase.  The $8.6 million increase in consolidated net income was primarily the net result of the following items:

•

A $39.0 million increase in interest income, resulting from both the merger with PSC, which contributed $2.2 million of higher investment securities income and $21.0 million of acquired loan interest income, and a $15.4 million increase in non-acquired loan interest income due to organic loan growth;

•

An $8.4 million increase in interest expense, resulting from both the merger with PSC which increased average interest-bearing liabilities by $2.1 billion, and a 33 basis points increase in the cost of funds on interest-bearing liabilities due to the addition of PSC’s funding cost, which are higher than our legacy funding costs and the  overall rising rate environment during 2017;

•

A $2.2 million increase in the provision for loan losses, which primarily resulted from a $1.1 million increase in the provision for loan losses within the acquired credit impaired loan portfolio and a $667,000 increase in the provision for loan losses within the acquired non-credit impaired loan portfolio.  The increase in the provision for the acquired credit impaired loan portfolio was due to $552,000 of valuation impairments recorded in the second quarter of 2018, as compared to a $572,000 release of such impairments in the second quarter of 2017.  The increase in the provision for the acquired non-credit impaired loan portfolio was primarily the result of one loan relationship charge-off for which the Company recorded a provision for loan losses;

•

A $2.2 million increase in noninterest income, which resulted primarily from a $2.7 million improvement in fees on deposit accounts and a $1.1 million increase in trust and investment services income.  These increases were partially offset by a $1.9 million decline in mortgage banking income;

•

A $26.2 million increase in noninterest expense, which resulted primarily from the effects of the merger with PSC as merger related expense increased $9.8 million, salaries and employee benefits increased $7.4 million, information services expense increased $2.5 million, net occupancy and furniture and equipment expense increased $2.4 million, FDIC assessment and other regulatory charges increased $2.3 million and amortization of intangibles increased $1.2 million;   and

•	A $4.3 million decrease in the provision for income taxes due to a decline in our effective tax rate as a result of the implementation of the Tax Reform Act.

Our asset quality related to non-acquired loans continued to remain strong at the end of the second quarter of 2018 even though nonperforming assets increased.  Non-acquired nonperforming assets increased from $18.1 million at June 30, 2017 to $23.0 million at June 30, 2018, an increase of $4.9 million, which resulted from a $3.5 million increase in OREO and a $1.4 million increase in non-acquired nonperforming loans.  Non-acquired nonperforming assets increased from $17.4 million at December 31, 2017 to $23.0 million at June 30, 2018, an increase of $5.7 million, which was primarily the result of closing branches due to the merger with PSC which increased OREO by $5.3 million during the second quarter of 2018.  Annualized net charge-offs for the second quarter of 2018 were 0.01%, or $189,000, compared to net charge-offs in the second quarter of 2017 of 0.05%, or $756,000, and net charge-offs in the first quarter of 2018 of 0.02%, or $367,000.

The ALLL has remained flat at 0.67% of total non-acquired loans at June 30, 2018, December 31, 2017 and June 30, 2017.  The allowance provides 3.21 times coverage of non-acquired nonperforming loans at June 30, 2018, an increase from 2.93 times at December 31, 2017, and 2.97 times at June 30, 2017.  We continue to show solid and stable asset quality numbers and ratios.

During the second quarter of 2018, we had net charge-offs related to “acquired non-credit impaired loans” of $1.1 million, or 0.14% annualized, and accordingly, recorded a provision for loan losses equal to the net charge-off for the same amount.  The increase in charge offs in the acquired non-credit impaired loan portfolio was primarily the result of a specific loan relationship and was not representative of a particular trend within any of our markets.  Additionally, we have $9.6 million in nonperforming loans from this loan portfolio, up slightly from $9.4 million at December 31, 2017 and up from $5.8 million at June 30, 2017.

During the second quarter of 2018, the valuation allowance on acquired credit impaired loans increased $342,000, or 8.3%.  This was due to valuation impairments recorded through the provision for loan losses of $522,000 partially offset by loan removals from loans being paid off, fully charged off or transferred to OREO of $180,000.

We perform ongoing assessments of the estimated cash flows of our acquired credit impaired loan portfolios.  In general, increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the related loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loans losses.  When a provision for loan losses (impairments) has been recognized in earlier periods, subsequent improvement in cash flows will result in reversals of those impairments.

During the second quarter of 2018, higher interest income resulted primarily from additional interest income from acquired loans.  Below is a summary of the second quarter of 2018 assessment of the impact from the changes within the acquired loan portfolio:

•

Acquired credit impaired period-end loan balances decreased by $45.3 million, and acquired non-credit impaired period-end loan balances decreased by $198.5 million, from March 31, 2018.  In addition, the yield on acquired loans was up to 6.30% from 6.23% at March 31, 2018.  The increase in the yield in the second quarter of 2018 was the result of more cash income within pools with zero carrying value and the revaluation of fair values from the PSC merger.  The average balances of acquired loans decreased $265.2 million as the loan portfolio is remixed.

•

Impairment from certain loan pools of acquired credit impaired loans in the second quarter of 2018 resulted in a provision for loan losses of $522,000 compared to an impairment of $163,000 in the first quarter of 2017.

The table below provides an analysis of the yield on our total loan portfolio, excluding loans held for sale, including both non-acquired and acquired loans (credit impaired and non-credit impaired loans).  The acquired loan yield declined from the second quarter of 2017 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.  In addition, the yield on the loans acquired in the merger with PSC were lower than our existing acquired loan portfolio.  These factors resulted in a lower yield on the acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Average balances:
Acquired loans, net of allowance for loan losses	$3,742,517	$2,263,748	$3,874,405	$2,323,616
Non-acquired loans	6,980,883	5,776,432	6,789,877	5,590,436
Total loans, excluding held for sale	$10,723,400	$8,040,180	$10,664,282	$7,914,052

Interest income:
Noncash interest income on acquired performing loans	$7,570	$3,311	$17,155	$7,502
Acquired loan interest income	51,207	34,443	103,164	70,817
Total acquired loans	58,777	37,754	120,319	78,319
Non-acquired loans	70,738	55,386	135,930	106,164
Total loans, excluding held for sale	$129,515	$93,140	$256,249	$184,483

Non-taxable equivalent yield:
Acquired loans	6.30%	6.69%	6.26%	6.80%
Non-acquired loans	4.06%	3.85%	4.04%	3.83%
Total loans, excluding held for sale	4.84%	4.65%	4.85%	4.70%

Compared to the balance at March 31, 2018, our non-acquired loan portfolio has increased $435.0 million, or 25.8% annualized, to $7.2 billion, driven by increases in almost all categories:  consumer real estate lending by $129.8 million, or 25.3% annualized; consumer non real estate lending by $25.9 million, or 26.5% annualized; commercial owner occupied loans by $75.7 million, or 23.4% annualized; commercial and industrial by $68.7 million, or 31.6% annualized; construction/land development by $35.7 million, or 16.5% annualized and commercial non-owner occupied by $84.3 million, or 32.2% annualized.  The acquired loan portfolio decreased by $243.5 million to $3.6 billion in the second quarter of 2018 compared to $3.9 billion at March 31, 2018.  This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  Since June 30, 2017, the non-acquired loan portfolio has grown by $1.2 billion, or 20.1%, driven by increases in most loan categories.  Consumer real estate loans and commercial non-owner occupied real estate loans have accounted for the largest increases contributing $396.4 million, or 22.1%, and $377.0 million, or 22.6%, of growth, respectively, since June 30, 2017.  Since June 30, 2017, the acquired loan portfolio increased by $1.4 billion due to the merger with PSC.  Excluding the addition of PSC’s acquired loan balances as of June 30, 2018, the acquired loan portfolio declined by $548.5 million due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

Non-taxable equivalent net interest income increased $30.5 million, or 30.8%, and the non-taxable equivalent net interest margin increased to 4.12% from 4.07% during the second quarter of 2018 compared to the same period in 2017.  The increase in net interest income was due to an increase in average interest-earning assets of $2.9 billion, or 29.3%, from the merger with PSC and through organic loan growth.  The increase in the net interest margin was mainly due to the increases in the yields on the non-acquired loan portfolio of 21 basis points and on the investment securities portfolio of 17 basis points.  These positive effects on the net interest margin were partially offset by an increase in the rate on interest-bearing liabilities of 33 basis points and a decrease in the yield on the acquired loan portfolio of 39 basis points.

Compared to the first quarter of 2018, non-taxable equivalent net interest income increased $589,000 or 0.5%, and the non-taxable equivalent net interest margin decreased 7 basis points from 4.19% to 4.12% during the second quarter of 2018.  The increase in net interest income during the second quarter of 2018 was due to average interest-earning assets increasing $143.0 million and average interest-bearing liabilities declining $40.3 million.  The increase in average interest-earning assets was mainly due to an increase in the average non-acquired loan portfolio of $384.1 million, partially offset by a decline in the average acquired loan portfolio of $265.2 million.  The decline in average interest-bearing liabilities was due to a decline in average other borrowings of $60.0 million as we paid off $100.0 million in FHLB advances during the quarter.  The increase in net interest income from the changes in interest-earning assets and interest-bearing liabilities were mostly offset by the fact that the cost on interest-bearing liabilities increased 14 basis points while the yield on interest-earning assets increased only 2 basis points during the quarter.  This caused the non-taxable equivalent net interest margin to decline 7 basis points compared to the first quarter of 2018 to 4.12%.  The cost on all categories of interest-bearing liabilities increased during the second quarter of 2018 as the current interest rate environment continues to rise with the Federal Reserve increasing the federal funds target rate 75 basis points since December 2017.  The cost of deposits, federal funds purchased and repurchase agreements and other borrowings increased 15 basis points, 22 basis points and 60 basis points, respectively, during the second quarter of 2018 compared to the first quarter.  The increase in the average cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets of 2 basis points as the yield on all categories of interest-earning assets increased during the second quarter of 2018 including a 5 basis point increase in the yield on the non-acquired loan portfolio and a 7 basis point increase in the yield on the acquired loan portfolio.  However, the overall yield on interest-earning assets was driven down due the decline in the average balance of $265.2 million in the higher yielding acquired loan portfolio.

Our quarterly efficiency ratio improved to 65.6% in the second quarter of 2018 compared to 66.7% in the first quarter of 2018, but declined from 62.2% in the second quarter of 2017.  The improvement in the efficiency ratio compared to the first quarter of 2018 was the result of a 2.6% decline in noninterest expense partially offset by a net 1.5% decline in net interest income and noninterest income.  The decline in noninterest expense from the first quarter of 2018 was mainly due to the Company beginning to recognize its cost saves related to the PSC merger and the decline in noninterest income was mainly due to a decline in mortgage banking income and recoveries on acquired loans.  The main reason for the decline in the efficiency ratio compared to the second quarter of 2017 was due to the increase in noninterest expense of $26.2 million with the addition of the expenses from the acquisition of PSC.  Note that the calculation of the efficiency ratio for both the current and comparable periods have been adjusted to reflect the reclassification of interchange network costs from noninterest expense to offset noninterest income.  The calculation for the efficiency ratio would have been 66.23% and 66.75% for the three and six months ended June 30, 2018 if the reclassification had not been made and was previously reported as 62.80% and 70.07% for the three and six months ended June 30, 2017 without the reclassification.  See further discussion in Note 2 - Summary of Significant Accounting Policies and in the discussion of noninterest income and noninterest expense below.

Diluted EPS and basic EPS increased slightly to $1.09 and $1.10, respectively for the second quarter of 2018, from the second quarter 2017 amounts of $1.08 and $1.09, respectively.  This was the result of the 27.1% increase in net income being higher than the 25.9% increase in outstanding common shares.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Return on average assets (annualized)	1.12%	1.15%	1.15%	0.92%
Return on average equity (annualized)	6.96%	7.98%	7.18%	6.39%
Return on average tangible equity (annualized)*	13.79%	14.16%	14.23%	11.56%
Dividend payout ratio **	30.93%	30.33%	29.78%	38.53%
Equity to assets ratio	16.12%	14.39%	16.12%	14.39%
Average shareholders’ equity	$2,332,439	$1,598,592	$2,323,943	$1,580,195

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended June 30, 2018, return on average tangible equity decreased to 13.79% compared to 14.16% for the same period in 2017.  This decrease was the result of the higher percentage increase in average tangible equity of 33.0% as compared to a 29.6% increase in net income excluding amortization of intangibles.

•

For the three months ended June 30, 2018, return on average assets decreased to 1.12%, compared to 1.15% for the three months ended June 30, 2017, due to a 31.4% increase in average assets offset by the effects of a 27.1% increase in net income.

•

Dividend payout ratio increased to 30.93% for the three months ended June 30, 2018 compared with 30.33% for the three months ended June 30, 2017.  The increase from the comparable period in 2017 primarily reflects the increase in cash dividends declared per common share of 29.7% being higher than the 27.1% increase in net income.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•

Equity to assets ratio increased to 16.12% for the three months ended June 30, 2018 compared with 14.39% for the three months ended June 30, 2017.  The increase from the comparable period in 2017 primarily reflects the higher percentage increase in equity of 46.3% as compared to a 30.6% increase in assets.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Return on average equity (GAAP)	6.96%	7.98%	7.18%	6.39%
Effect to adjust for intangible assets	6.83%	6.18%	7.05%	5.17%
Return on average tangible equity (non-GAAP)	13.79%	14.16%	14.23%	11.56%

Average shareholders’ equity (GAAP)	$2,332,439	$1,598,592	$2,323,943	$1,580,195
Average intangible assets	(1,070,520)	(650,135)	(1,071,369)	(646,864)
Adjusted average shareholders’ equity (non-GAAP)	$1,261,919	$948,457	$1,252,574	$933,331

Net income (GAAP)	$40,459	$31,823	$82,785	$50,087
Amortization of intangibles	3,722	2,495	7,135	5,002
Tax effect	(788)	(845)	(1,506)	(1,576)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$43,393	$33,473	$88,414	$53,513

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the second quarter of 2018 increased by 1 basis point from 4.13% in the second quarter of 2017 to 4.14%.  This increase was due to increases in the yields on non-acquired loans of 21 basis points and on investment securities of 17 basis points partially offset by a decrease in the yield on acquired loan portfolio of 39 basis points and an increase in the cost of interest-bearing liabilities of 33 basis points.

The Non-TE net interest margin decreased by 7 basis points from the first quarter of 2018, which was the result of the cost on interest-bearing liabilities increasing by 14 basis point offset by the yield on interest-earning assets increasing by only 2 basis points during the period.  The cost on all categories of interest-bearing liabilities increased during the second quarter of 2018 as the current interest rate environment continues to rise with the Federal Reserve increasing the federal funds target rate 75 basis points since December 2017.  The cost of deposits, federal funds purchased and repurchase agreements and other borrowings increased 15 basis points, 22 basis points and 60 basis points, respectively during the second quarter of 2018 compared to the first quarter due mainly to the rising rate environment.  The average cost of other borrowing also increased due the company paying off $100 million in lower cost FHLB borrowings during the second quarter of 2018.  The increase in the average cost of interest-bearing liabilities was partially offset by an increase in the yield on interest-earning assets of 2 basis points as the yield on all categories of interest-earning assets increased during the second quarter of 2018 including a 5 basis point increase in the yield on the non-acquired loan portfolio, a 7 basis point increase in the yield on the acquired loan portfolio and a 7 basis point increase on the investment portfolio.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 125 basis points since December 2016 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.  The yield on the acquired loan portfolio increased mainly due to improvements in the projected cash flows and due to the Company reevaluating loans acquired in the PSC merger and adjusting the fair value of these assets.  The increase in the yield on the investment securities portfolio was also due to the rising rate environment as the Company has purchased new investment securities in this higher rate environment to replace calls and maturities.  However, the overall yield on interest-earning assets was driven down due the decline in the average balance of $265.2 million in the higher yielding acquired loan portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Non-TE net interest income	$129,562	$99,031	$258,535	$196,393
Non-TE yield on interest-earning assets	4.51%	4.23%	4.50%	4.26%
Non-TE rate on interest-bearing liabilities	0.55%	0.22%	0.48%	0.22%
Non-TE net interest margin	4.12%	4.07%	4.16%	4.11%
TE net interest margin	4.14%	4.13%	4.18%	4.16%

Non-TE net interest income increased $30.5 million, or 30.8%, in the second quarter of 2018 compared to the same period in 2017.  Some key highlights are outlined below:

•

Higher loan interest income of $35.4 million with total acquired loan interest income increasing by $21.0 million due to the addition of the PSC loan portfolio through the merger and non-acquired loan interest income increasing by $15.4 million due to higher average balances through organic loan growth and due to higher yields due to the rising rate environment; offset partially by;

•

Higher interest expense of $8.4 million with deposit interest expense increasing $7.3 million and short and long-term borrowings interest expense increasing $672,000.  These increases were due to higher average balances in all categories of interest-bearing liabilities as a result of the merger with PSC and due to higher rates on all categories of interest-bearing deposits as a result of both the merger with PSC, whose deposits rates were higher than the our legacy deposit rates and higher costs related to the rising rate environment.

•

Average interest-earning assets increased 29.3% to $12.6 billion in the second quarter of 2018 compared to the same period in 2017 due to the increase in acquired loans and investment securities through the merger with PSC in the fourth quarter of 2017 and due to the increase in non-acquired loans through organic growth.

•

Non-TE yield on interest-earning assets for the second quarter of 2018 increased 28 basis points from the comparable period in 2017.  The increase in the yield on interest-earning assets was mainly a result of an increase in the yield on the non-acquired loan portfolio by 21 basis points and an increase in yield of investment securities of 17 basis points.  These increases were offset by a decline of 39 basis points in the yield on the acquired loan portfolio.   The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 125 basis points since December 2016 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.  The increase in the yield on the investment securities portfolio was also due to the rising rate environment we have has purchased new investment securities in this higher rate environment to replace calls and maturities.  The yield on the acquired loan portfolio declined 39 basis points due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on our existing acquired loan portfolio.   The loan portfolio continues to remix with 66% of the portfolio being comprised of non-acquired loans and 34% being acquired loans.  This compares to 73% and 27%, respectively, one year ago.  The increase in the acquired loan portfolio as a percentage of the total portfolio was due to the addition of the PSC loan portfolio through the PSC merger in the fourth quarter of 2017.  The percentage of the non-acquired loan portfolio of the total loan portfolio increased from December 31, 2017 with 66% being non-acquired loans and 34% being acquired loans.

•

The average cost of interest-bearing liabilities for the second quarter of 2018 increased 33 basis points from the same period in 2017. The increase since the second quarter of 2017 was primarily the result of an increase in the cost of deposits due to rates on the deposits acquired through the merger with PSC being higher than the rates on our legacy deposits.  The average cost of deposits increased from 0.17% during the second quarter of 2017 to 0.48% in the same period in 2018.  Also, the average costs on federal funds purchased and repurchase agreements and on other borrowings increased 47 basis points and 48 basis points, respectively, to 0.76% and 3.76%, respectively, for the second quarter of 2018 compared to the same period in 2017.  These increases were the result of the Federal Reserve increasing the federal funds target rate by 125 basis points since December 2016, which have increased short term borrowing rates and rates on our long term trust preferred borrowings which reprice quarterly and are tied to 3 month LIBOR.

•	The Non-TE net interest margin increased by 5 basis points and the TE net interest margin increased by 1 basis points in the second quarter of 2018 compared to the second quarter of 2017.

Loans

The following table presents a summary of the loan portfolio by category:

	June 30,	% of	December 31,	% of	June 30,	% of
LOAN PORTFOLIO (ENDING balance)	2018	Total	2017	Total	2017	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$281,282	2.6%	$403,357	3.8%	$112,855	1.4%
Commercial non-owner occupied	752,465	6.9%	817,166	7.7%	209,560	2.6%
Total commercial non-owner occupied real estate	1,033,747	9.5%	1,220,523	11.5%	322,415	4.0%
Consumer real estate:
Consumer owner occupied	676,596	6.2%	710,611	6.7%	520,106	6.4%
Home equity loans	278,906	2.6%	320,591	3.0%	177,129	2.2%
Total consumer real estate	955,502	8.8%	1,031,202	9.7%	697,235	8.6%
Commercial owner occupied real estate	486,254	4.5%	521,818	4.9%	221,566	2.7%
Commercial and industrial	304,864	2.8%	398,696	3.8%	117,884	1.4%
Other income producing property	169,392	1.6%	196,669	1.9%	83,403	1.0%
Consumer non real estate	126,665	1.2%	137,710	1.3%	143,478	1.8%
Other	-	-%	1,289	-%	-	-%
Total acquired non-credit impaired loans	3,076,424	28.4%	3,507,907	33.1%	1,585,981	19.5%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	36,606	0.3%	43,608	0.4%	44,711	0.5%
Commercial non-owner occupied	94,192	0.9%	102,001	1.0%	108,636	1.3%
Total commercial non-owner occupied real estate	130,798	1.2%	145,609	1.4%	153,347	1.8%
Consumer real estate:
Consumer owner occupied	132,234	1.2%	159,077	1.5%	150,884	1.8%
Home equity loans	63,501	0.6%	65,597	0.6%	68,027	0.8%
Total consumer real estate	195,735	1.8%	224,674	2.1%	218,911	2.6%
Commercial owner occupied real estate	111,127	1.0%	115,385	1.1%	95,714	1.2%
Commercial and industrial	13,128	0.1%	18,974	0.2%	16,771	0.2%
Other income producing property	59,997	0.6%	68,190	0.6%	65,550	0.8%
Consumer non real estate	45,620	0.4%	50,598	0.5%	55,929	0.7%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	556,405	5.1%	623,430	5.9%	606,222	7.3%
Total acquired loans	3,632,829	33.5%	4,131,337	39.0%	2,192,203	26.8%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	906,890	8.4%	830,875	7.8%	712,242	8.7%
Commercial non-owner occupied	1,135,235	10.5%	1,008,893	9.5%	952,911	11.6%
Total commercial non-owner occupied real estate	2,042,125	18.9%	1,839,768	17.3%	1,665,153	20.3%
Consumer real estate:
Consumer owner occupied	1,733,924	16.0%	1,530,260	14.4%	1,382,922	16.9%
Home equity loans	456,946	4.2%	437,642	4.1%	411,532	5.0%
Total consumer real estate	2,190,870	20.2%	1,967,902	18.5%	1,794,454	21.9%
Commercial owner occupied real estate	1,372,453	12.7%	1,262,776	11.8%	1,204,953	14.8%
Commercial and industrial	941,067	8.7%	815,187	7.7%	762,583	9.3%
Other income producing property	205,507	1.9%	193,847	1.8%	189,326	2.3%
Consumer non real estate	416,650	3.8%	378,985	3.6%	357,761	4.4%
Other	28,867	0.3%	33,690	0.3%	18,163	0.2%
Total non-acquired loans	7,197,539	66.5%	6,492,155	61.0%	5,992,393	73.2%
Total loans (net of unearned income)	$10,830,368	100.0%	$10,623,492	100.0%	$8,184,596	100.0%

Note: Loan data excludes loans held for sale.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $2.6 billion, or 32.3%, at June 30, 2018 as compared to the same period in 2017. Acquired non-credit impaired loans increased by $1.5 billion and acquired credit impaired loans decreased by $49.8 million as compared to the same period in 2017.  The overall increase in acquired loans was the result of the addition of approximately $2.3 billion in acquired loans in the PSC acquisition during the fourth quarter of 2017, partially offset by principal payments, charge-offs, foreclosures and renewals of acquired loans.  Non-acquired loans or legacy loans increased by $1.2 billion, or 20.1%, from June 30, 2017 to June 30, 2018.  With the addition of loans through the PSC acquisition, the trend in the makeup of the loan portfolio shifted as acquired loans as a percentage of total loans increased to 33.5% at June 30, 2018 compared to 26.8% at June 30, 2017. As of June 30, 2018, non-acquired loans as a percentage of the overall portfolio were 66.5% compared to 73.2% at June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Average total loans	$10,723,400	$8,040,180	$10,664,282	$7,914,052
Interest income on total loans	129,515	93,140	256,249	184,483
Non-TE yield	4.84%	4.65%	4.85%	4.70%

Interest earned on loans increased $36.4 million in the second quarter of 2018 compared to the second quarter of 2017.  Some key highlights for the quarter ended June 30, 2018 are outlined below:

•

Our non-TE yield on total loans increased 19 basis points in the second quarter of 2018 compared to the same period in 2017 and average total loans increased $2.7 billion or 33.4%, in the second quarter of 2018, as compared to the same period in 2017. The increase in average total loans was the result of 20.9% growth in the average non-acquired loan portfolio and of 65.3% growth in the average acquired loan portfolio during period.  The growth in the non-acquired loan portfolio was due to normal organic growth while the growth in the acquired loan portfolio was due to the merger with PSC. The yield on the non-acquired loan portfolio increased from 3.85% in the second quarter of 2017 to 4.06% in the same period in 2018 and the yield on the acquired loan portfolio declined from 6.69% in the second quarter of 2017 to 6.30% in the same period in 2018.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 125 basis points since December 2016 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans. The yield on the acquired loan portfolio decreased due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on our existing acquired loan portfolio.

The balance of mortgage loans held for sale decreased $33.9 million from December 31, 2017 to $37.0 million at June 30, 2018, and decreased $29.0 million from a balance of $66.0 million at June 30, 2017.  The balance at December 31, 2017 included $25.4 million in commercial loans (Shared National Credits) which were acquired in the PSC acquisition that were sold in the first quarter of 2018, resulting in no gain or loss.  Loans held for sale consisting of residential mortgage loans to be sold in the secondary market were $45.4 million at December 31, 2017 and declined $8.5 during the first half of 2018.  Both from December 31, 2017 and June 30, 2017, the balance of mortgage loans held for sale has declined.  This is due to lower volume of mortgage loans originated and due to the Bank retaining more of the residential mortgage loans on the balance sheet.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2018, investment securities totaled $1.6 billion, compared to $1.7 billion and $1.4 billion at December 31, 2017 and June 30, 2017, respectively.    Our investment portfolio decreased $76.0 million from December 31, 2017 and increased $238.8 million from June 30, 2017.  The increase from June 30, 2017 was primarily a result of the acquisition of PSC in the fourth quarter of 2017.

Maturities, calls and paydowns of investment securities totaled $116.2 million and sales totaled $65.0.8 million which was offset by purchases of $139.7 million during the first half of 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Average investment securities	$1,653,046	$1,395,488	$1,659,586	$1,429,932
Interest income on investment securities	10,662	8,417	21,009	17,078
Non-TE yield	2.59%	2.42%	2.55%	2.41%

Interest earned on investment securities was higher in the second quarter of 2018 compared to the second quarter of 2017, as result of a higher average balance which was mainly the result of the addition of the investment portfolio through the acquisition of PSC and an increase in yield on securities which was mainly due to the purchasing of securities in a rising rate environment over the past 12 months.

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2018
Government-sponsored entities debt	$48,933	$47,613	$(1,320)	$48,933	$—	$—	$—
State and municipal obligations	224,032	224,319	287	220,936	—	—	3,096
Mortgage-backed securities *	1,342,105	1,306,570	(35,535)	—	—	—	1,342,105
	$1,615,070	$1,578,502	$(36,568)	$269,869	$—	$—	$1,345,201

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

At June 30, 2018, we had 412 securities available for sale in an unrealized loss position, which totaled $38.6 million.  At December 31, 2017, we had 223 securities available for sale in an unrealized loss position, which totaled $12.8 million.  At June 30, 2017, we had 124 securities available for sale in an unrealized loss position, which totaled $6.4 million.

As of June 30, 2018 as compared to December 31, 2017 and June 30, 2017, the total number of available for sale securities with an unrealized loss position increased by 189 and 288 securities, respectively, while the total dollar amount of the unrealized loss increased by $32.2 million and $25.8 million, respectively.  This increase was due to the higher interest rate environment at June 30, 2018 compared to December 31, 2017 and June 30, 2017.

All debt securities available for sale in an unrealized loss position as of June 30, 2018 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of our securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in FHLB stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at June 30, 2018.   As of June 30, 2018, the investment in FHLB stock represented approximately $13.1 million, or 0.09% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Average interest-bearing liabilities	$8,953,242	$6,817,182	$8,973,276	$6,796,296
Interest expense	12,170	3,748	21,245	7,372
Average rate	0.55%	0.22%	0.48%	0.22%

The average balance of interest-bearing liabilities increased $2.1 billion in the second quarter of 2018 compared to the second quarter of 2017 due to increases in all categories of interest bearing liabilities. These increases were primarily driven by the interest-bearing liabilities acquired in the merger with PSC in the fourth quarter of 2017.  The primary driver in this increase was in average interest-bearing deposits which increased $2.1 billion in the second quarter of 2018 compared to the same period in 2017.  Total deposits obtained through the PSC acquisition were $2.3 billion. The increase in interest expense in the second quarter of 2018 compared to the same period in 2017 was largely driven by higher balances in all interest-bearing liabilities, as well as the impact of higher interest rates on our interest-bearing liabilities. The increase in rates was due to the fact that the cost of deposits acquired through the merger with PSC were at higher rates than that of our legacy deposits and due to the Federal Reserve increasing the federal funds target rate 125 basis points since December 2016.  Overall, this resulted in a 33 basis point increase in the average rate on all interest-bearing liabilities from the three months ended June 30, 2017.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended June 30, 2018 increased 32.4% from the same period in 2017.
•

Interest-bearing deposits increased $2.1 billion to $8.5 billion at June 30, 2018 from the period end balance at June 30, 2017 of $6.4 billion.  This was mainly the result of the addition of interest bearing-deposits acquired through the PSC merger during the fourth quarter of 2017, which totaled $1.7 billion at June 30, 2018. Interest-bearing deposits grew $411.4 million through organic growth outside the acquisition since June 30, 2017.  We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin.

•

Average transaction and money market accounts balances increased 31.7%, up $1.3 billion from the average balance in the second quarter of 2017 as balances acquired from the PSC transaction totaled approximately $1.0 billion at June 30, 2018.  Interest expense on transaction and money market accounts increased $3.7 million as a result of the growth in average balances and a 26 basis point increase in the average cost of funds to 36 basis points for the three months ended June 30, 2018 as compared to the same period in 2017.

•

Average savings account balances increased 5.8%, up $80.1 million from the average balance in the second quarter of 2017 as balances acquired from the PSC transaction totaled approximately $106.1 million at June 30, 2018.  Interest expense on savings accounts increased $634,000 as a result of the growth in average balances and a 17 basis point increase in the average rate to 32 basis points for the three months ended June 30, 2018 as compared to the same period in 2017.

•

The average rate on certificates of deposit and other time deposits for the three months ended June 30, 2018 increased 50 basis points to 93 basis points from the comparable period in 2017.  Average balances on certificates of deposits and other time deposits for the three months ended June 30, 2018 increased $734.0 million from the comparable period in 2017. This was mainly the result of the addition of certificates of deposit from the PSC acquisition, which totaled $546.2 million at June 30, 2018.

•

In the second quarter of 2018, average other borrowings increased $59.5 million compared to the second quarter of 2017. The average rate on other borrowings experienced a 48 basis point increase to 3.67% for the three months ended June 30, 2018 compared to 3.19% for the same period in 2017.  The increase in average balance was the result of trust preferred subordinated debt acquired in the PSC merger and the addition of short-term FHLB advances.  We acquired $40.9 million in trust preferred subordinated debt during the PSC acquisition, and we borrowed FHLB short-term advances in the first quarter of 2018 to provide some liquidity related to the PSC acquisition.  We paid off $100.0 million in FHLB advances during this quarter.  The increase in the average cost is due to increased rates on our long term trust preferred borrowings which reprice quarterly and are tied to 3 month LIBOR.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $548.6 million, or 21.3%, to $3.1 billion in the second quarter of 2018 compared to $2.6 billion during the same period in 2017.   The noninterest-bearing deposits added through the PSC acquisition totaled approximately $476.8 million at June 30, 2018.  At June 30, 2018, the period end balance of noninterest-bearing deposits was $3.2 billion, exceeding the June 30, 2017 balance by $517.7 million.

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

We segregate the acquired loan portfolio into performing loans (“non‑credit impaired”) and credit impaired loans.  The acquired non‑credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no ALLL associated with them at acquisition date.  The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method.  Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non‑acquired and acquired non‑credit impaired ALLL.  The acquired credit impaired loans will follow the description in the next paragraph.

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

During the second quarter of 2018, the valuation allowance on acquired credit impaired loans increased by $342,000. This was the result of impairments of $522,000 which was recorded through the provision for loan losses, being offset by loan removals of $180,000.  During the second quarter of 2017, we recorded a net release of $572,000 of impairment and loan removals of $243,000.  Impairments are recognized immediately and releases are generally spread over time.

Net charge offs related to “acquired non-credit impaired loans” were $1.1 million, or 0.14% annualized, in the second quarter of 2018; and we recorded a provision for loan losses, accordingly.  This charge off level was primarily the result of a specific relationship, and was not representative of a particular trend within any of our markets.  Net charge-offs in the first quarter of 2018 totaled $169,000, or 0.02% annualized, and in the second quarter of 2017, net charge-offs totaled $429,000, or 0.10% annualized.

The following table presents a summary of the changes in the ALLL for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018				2017
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$45,203	$—	$4,084	$49,287	$38,449	$—	$4,556	$43,005
Loans charged-off	(1,240)	(1,183)	—	(2,423)	(1,292)	(501)	—	(1,793)
Recoveries of loans previously charged off	1,051	87	—	1,138	536	72	—	608
Net charge-offs	(189)	(1,096)	—	(1,285)	(756)	(429)	—	(1,185)
Provision for loan losses	2,860	1,096	522	4,478	2,456	429	(572)	2,313
Reductions due to loan removals	—	—	(180)	(180)	—	—	(243)	(243)
Balance at end of period	$47,874	$—	$4,426	$52,300	$40,149	$—	$3,741	$43,890

Total non-acquired loans:
At period end	$7,197,539				$5,992,393
Average	6,980,883				5,776,432
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.01%				0.05%
Allowance for loan losses as a percentage of period end non-acquired loans	0.67%				0.67%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	321.95%				297.42%

	Six Months Ended June 30,
	2018				2017
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$43,448	$—	$4,627	$48,075	$36,960	$—	$3,395	$40,355
Loans charged-off	(2,409)	(1,517)	—	(3,926)	(2,589)	(890)	—	(3,479)
Recoveries of loans previously charged off	1,853	252	—	2,105	1,205	135	—	1,340
Net charge-offs	(556)	(1,265)	—	(1,821)	(1,384)	(755)	—	(2,139)
Provision for loan losses on non-acquired loans	4,982	1,265	685	6,932	4,573	755	692	6,020
Benefit attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan losses charged to operations	4,982	1,265	685	6,932	4,573	755	692	6,020
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Reductions due to loan removals	—	—	(886)	(886)	—	—	(346)	(346)
Balance at end of period	$47,874	$—	$4,426	$52,300	$40,149	$—	$3,741	$43,890

Total non-acquired loans:
At period end	$7,197,539				$5,992,393
Average	6,789,877				5,590,436
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.02%				0.05%
Allowance for loan losses as a percentage of period end non-acquired loans	0.67%				0.67%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	321.95%				297.42%

The ALLL as a percent of non-acquired loans continues to reflect the Company’s solid and stable credit quality over the last year. While the balance of our non-acquired nonaccrual loans, past due loans and classified loans increased during the second quarter of 2018 compared to the same quarter in 2017, they declined as a percentage of total non-acquired loans. Also, bankruptcies and foreclosures declined in the second quarter of 2018 compared to the first quarter of 2018.  Nonaccrual and past due loans increased when compared to the first quarter of 2018, however remain consistent as a percentage of total non-acquired loans.  Classified loans increased when compared to the first quarter of 2018, and increased as a percentage of total non-acquired loans. Overall net charge offs for the quarter on non-acquired loans was 1 basis point annualized, or $189,000, compared to 5 basis points annualized, or $756,000, a year ago, and 2 basis points, or $367,000 in the first quarter of 2018.  Net charge offs on non-acquired loans have remained low at 5 basis points or less over the past eight quarters.  The net charge-offs over the past several quarters were primarily from overdraft and ready reserve accounts.  Net charge-offs related to the commercial and consumer loan portfolio were in a net recovery position over the past four quarters.  Excluding acquired assets, nonperforming loans increased by $1.4 million during the second quarter of 2018 compared to the second quarter of 2017 and increased $563,000 from the first quarter of 2018, to $14.9 million, however remained consistent as a percentage of total non-acquired loans. The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 297.42% at June 30, 2017 and 292.95% at December 31, 2017 to 321.95% at June 30, 2018.

We increased the ALLL compared to the second quarter of 2017, as well as compared to the first quarter of 2018, due primarily to loan growth and increased risk and uncertainty in new and expanded markets from our mergers in 2017.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL.  We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $8.2 million compared to the balance at June 30, 2017, and $2.6 million compared to the balance at March 31, 2018.

On a specific reserve basis, the ALLL increased $117,000 from March 31, 2018 to $1.8 million, with loan balances being evaluated for specific reserves decreasing $4.1 million during the second quarter of 2018, to $62.6 million.  Specific reserves decreased $471,000 from $2.3 million at June 30, 2017 with the loan balances being evaluated for specific reserves increasing $13.5 million from $49.1 million at June 30, 2017. The increase in loans being evaluated for specific reserves during the second quarter of 2018 compared to the same period in 2017 include builder loans for which greater scrutiny was provided.  All of these loans are performing under their contractual terms. The main reason for the decrease in loan balances being evaluated for specific reserves from the previous quarter is the maturity of some of these builder loans which have been given greater scrutiny.

During the three months ended June 30, 2018, qualitative factors remained consistent, which is reflective of stability in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2018	2018	2017	2017	2017
Non-acquired:
Nonaccrual loans	$13,858	$13,327	$13,415	$11,509	$12,100
Accruing loans past due 90 days or more	110	198	491	529	432
Restructured loans - nonaccrual	902	782	925	858	967
Total nonperforming loans	14,870	14,307	14,831	12,896	13,499
Other real estate owned (2)	8,042	2,363	2,415	6,219	4,519
Other nonperforming assets (3)	137	—	121	111	114
Total non-acquired nonperforming assets	23,049	16,670	17,367	19,226	18,132
Acquired non-credit impaired:
Nonaccrual loans	9,373	8,076	9,397	5,457	5,134
Accruing loans past due 90 days or more	217	157	50	944	659
Total acquired nonperforming loans (1)	9,590	8,233	9,447	6,401	5,793
Acquired OREO and other nonperforming assets:
Acquired OREO (2)	9,180	8,710	8,788	7,308	9,911
Other acquired nonperforming assets (3)	347	429	475	538	528
Total acquired OREO and other nonperforming assets	9,527	9,139	9,263	7,846	10,439
Total nonperforming assets	$42,166	$34,042	$36,077	$33,473	$34,364

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.32%	0.25%	0.27%	0.31%	0.30%
Total NPAs as a percentage of total assets (5)	0.16%	0.11%	0.12%	0.17%	0.16%
Total NPLs as a percentage of total loans (4)	0.21%	0.21%	0.23%	0.21%	0.23%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.39%	0.32%	0.34%	0.40%	0.42%
Total NPAs as a percentage of total assets	0.29%	0.23%	0.25%	0.30%	0.31%
Total NPLs as a percentage of total loans (4)	0.23%	0.21%	0.23%	0.23%	0.24%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $19.0 million, $20.1 million, $16.7 million, $13.1 million and $19.0 million as of June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Nonperforming non-acquired loan, including restructured loans, were $14.9 million, or 0.21% of non-acquired loans, at June 30, 2018, an increase of $1.4 million, or 10.2%, from June 30, 2017. The increase in nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $1.3 million, commercial nonaccrual loans of $475,000, offset by a decline in past due 90 day loans still accruing of $322,000 and by restructured nonaccrual loans which declined by $65,000.

Nonperforming non-acquired loans overall, including restructured loans, increased by $563,000 during the second quarter of 2018 from the level at March 31, 2018. This increase was primarily driven by an increase in consumer nonaccrual loans of $636,000 and restructured nonaccrual loans of $120,000, offset by a decline in commercial nonaccrual loans of $105,000 and past due 90 day loans still accruing of $88,000.  Nonperforming loans still remain at very low levels at June 30, 2018.

At June 30, 2018, non-acquired OREO increased by $5.7 million from March 31, 2018 to $8.0 million.  The increase in OREO was the result of closing branches due to the merger with PSC which increased OREO by $5.3 million during the second quarter of 2018. At June 30, 2018, non-acquired OREO consisted of 26 properties with an average value of $309,000. This compared to 18 properties with an average value of $131,000 at March 31, 2018. In the second quarter of 2018, we added nine properties with an aggregate value of $6.0 million into non-acquired OREO, and we sold one property with a basis of $238,000.   The aggregate value of $6.0 million in properties added in the second quarter of 2018 consisted mostly of branch properties moved to OREO after the branches were closed.  We expect the OREO balance to decline over the coming quarters as these assets are sold.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $6.1 million, or 0.08% of total non-acquired loans outstanding, at June 30, 2018, compared to $5.2 million, or 0.08% of total non-acquired loans outstanding, at December 31, 2017, and compared to $6.0 million, or 0.10% of total non-acquired loans outstanding, at June 30, 2017.  Potential problem loans related to acquired non-credit impaired loans totaled $5.0 million, or 0.16% of total acquired non-credit impaired loans, at June 30, 2018, compared to $13.4 million, or 0.38% of total acquired non-credit impaired loans outstanding, at December 31, 2017, and compared to $9.2 million, or 0.58% of total acquired non-credit impaired loans outstanding, at June 30, 2017.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Fees on deposit accounts	$22,612	$19,897	$45,155	$39,398
Mortgage banking income	3,317	5,195	8,265	10,764
Trust and investment services income	7,567	6,452	15,081	12,393
Securities gains, net	(641)	110	(641)	110
Recoveries on acquired loans	2,167	2,171	5,142	3,703
Other	2,503	1,491	5,078	3,165
Total noninterest income	$37,525	$35,316	$78,080	$69,533

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income increased by $2.2 million, or 6.3%, during the second quarter of 2018 compared to the same period in 2017.  The quarterly increase in total noninterest income primarily resulted from the following:

•

Fees on deposit accounts increased $2.7 million, or 13.6%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers and accounts through the merger with PSC;

•

Trust and investment services income increased by $1.1 million, or 17.3%, due to the increase in wealth customers  and assets under management added through the PSC merger and through organic growth of the legacy wealth business; and

•

Other noninterest income increased by $1.0 million, or 67.9%, due to an increase from income of $570,000 from the capital markets division related to fees from swap transactions and from an increase in BOLI income of $404,000, or 44.2%, related to policies acquired in the PSC merger; partially offset by

•

Mortgage banking income decreased by $1.8 million, or 36.2%, which was a result of lower income from the secondary market of $2.0 million due to lower sales volume with more loans being retained on the balance sheet partially offset by an increase  of $92,000 in income from mortgage servicing rights, net of the hedge.

Noninterest income increased by $8.5 million, or 12.3%, during the first six months of 2018 compared to the same period in 2017. This year over year increase resulted primarily from the following:

•

Fees on deposit accounts increased $5.8 million, or 14.6%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers and accounts through the merger with PSC;

•	Trust and investment services income increased $2.7 million, or 21.7%, due to the increase in wealth customers added with the SBFC merger and through organic growth of the legacy wealth business;
•

Other noninterest income increased by $1.9 million, or 67.9%, mainly due to an increase from income of $764,000 from the capital markets division related to fees from swap transactions and from an increase in BOLI income of $911,000 related to policies acquired in the PSC merger; and

•	Recoveries on acquired loans increased $1.4 million, or 38.9%; partially offset by
•

Mortgage banking income decreased by $2.5 million, or 23.2%, which was a result of lower income from the secondary market of $2.8 million due to lower sales volume with more loans being retained on the balance sheet partially offset by an increase of $319,000 in income from mortgage servicing rights, net of the hedge.

Reclassification of Interchange network costs

ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions.  Previously, such network costs were reported as a component of noninterest expense as Bankcard Expense.  For the three and six months ended June 30, 2018, gross interchange and debit card transaction fees totaled $11.1 million and $21.7 million, respectively while the related network costs totaled $3.0 million and $6.0 million, respectively.  On a net basis we reported $8.1 million and $15.7 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income in Fees on Deposit Accounts for the three and six months ended June 30, 2018.  We also made this reclassification for the comparable periods in 2017.  For the three and six months ended June 30, 2017, gross interchange and debit card transaction fees totaled $9.0 million and $17.7 million, respectively while related network costs totaled $2.3 million and $4.5 million, respectively.  On a net basis we reported $6.7 million and $13.2 million, respectively, as net interchange and debit card transactions fees as noninterest income in Fees on Deposit Accounts for the three and six months ended June 30, 2017.

Bankcard Services Income

We exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 2018, the Bank will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  In the three and six months June 30, 2018, we earned approximately $10.1 million and $20.3 million, respectively in interchange transaction fees for debit cards. This regulation became effective with respect to us on July 1, 2018; however, if it had been effective for the three and six months ended June 30, 2018, we estimate that our bankcard services income would have been reduced by approximately $4.3 million and $8.5 million, respectively.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$55,026	$47,580	$117,491	$96,466
Net occupancy expense	7,815	6,048	15,981	12,436
Information services expense	8,903	6,413	18,641	12,773
Furniture and equipment expense	4,519	3,877	9,145	7,671
OREO expense and loan related	1,037	1,753	2,698	3,895
Bankcard expense	311	628	1,002	1,180
Amortization of intangibles	3,722	2,495	7,135	5,002
Supplies, printing and postage expense	1,406	1,570	2,798	3,224
Professional fees	1,898	1,599	3,597	3,372
FDIC assessment and other regulatory charges	3,277	989	4,540	2,111
Advertising and marketing	1,163	989	1,899	1,548
Merger and branch consolidation related expense	14,096	4,307	25,392	25,331
Other	7,333	6,033	13,650	11,777
Total noninterest expense	$110,506	$84,281	$223,969	$186,786

Noninterest expense increased by $26.2 million, or 31.2%, in the second quarter of 2018 as compared to the same period in 2017. The quarterly increase in total noninterest expense primarily resulted from the following:

•

An increase in merger and branch consolidation related expense of $9.8 million, or 227.3%, compared to the second quarter of 2017.  The increase in costs was primarily related to the merger with PSC which occurred in the fourth quarter of 2017.  During the second quarter of 2018 we completed the system conversion and closed 10 branches related to the merger with PSC.

•

Salaries and employee benefits expense increased by $7.4 million, or 15.6%, in 2018 compared to the same period in 2017.  This increase was mainly attributable to the addition of personnel mainly through the merger with PSC.  The number of full time equivalent employees increased by 393, or 17.4%, from June 30, 2017 to June 30, 2018;

•

Information services expense was up by $2.5 million, or 38.8%, in 2018 as compared to the same period in 2017.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with PSC.  The number of branches increased by 40 from 129 at June 30, 2017 to 169 and June 30, 2018 related to the merger with PSC;

•

Net occupancy expense and furniture and equipment expense increased by $1.8 million and $642,000, respectively, in 2018 as compared to the same period in 2017.  These increases were due to additional costs related to the facilities added through the acquisition of PSC.  The number of branches increased by 40 from 129 at June 30, 2017 to 169 and June 30, 2018 related to the merger with PSC;

•

FDIC assessment and other regulatory charges increased $2.3 million, or 231.3%, in 2018 as compared to the same period in 2017.  This increase was due to the Company exceeding $10.0 billion in assets for four consecutive quarters which changed the assessment calculation by the FDIC for the Company; and

•	Amortization of intangibles increased $1.2 million due to amortization from the core deposit intangible created with the merger with PSC.

Noninterest expense increased by $37.2 million, or 19.9%, during the first six months of 2018 compared to the same period in 2017. This year over year increase resulted primarily from the following:

•

Salaries and employee benefits expense increased by $21.0 million in the first six months of 2018 compared to the same period in 2017.  This increase was mainly attributable to salaries and the related benefits and incentives related to the addition of personnel mainly through the merger with PSC.  The number of full time equivalent employees increased by 393, or 17.4%, from June 30, 2017 to June 30, 2018.  The increase was also attributable to the payment of bonuses to employees in early February of $2.8 million;

•

Information services expense was up by $5.9 million in 2018 as compared to the same period in 2017.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with PSC.  The number of branches increased by 40 from 129 at June 30, 2017 to 169 and June 30, 2018 related to the merger with PSC;

•

Net occupancy expense and furniture and equipment expense increased by $3.5 million and $1.5 million, respectively, in 2018 as compared to the same period in 2017.  These increases were due to additional costs related to the facilities added through the acquisition of PSC. The number of branches increased by 40 from 129 at June 30, 2017 to 169 and June 30, 2018 related to the merger with PSC;
•

FDIC assessment and other regulatory charges increased $2.4 million in 2018 as compared to the same period in 2017.  This increase was due to the Company exceeding $10.0 billion in assets for four consecutive quarters which changed the assessment calculation by the FDIC for the Company; and

•	Amortization of intangibles increased $2.1 million due to amortization from the core deposit intangible created with the merger with PSC.

See in Note 2 – Summary of Significant Accounting Policies and in the Noninterest Income section above a discussion on the reclassification of our interchange network costs to net against interchange network fees included in Fees of Deposit Accounts in Noninterest income.

Income Tax Expense

Our effective income tax rate was 22.35% and 21.69% for the three and six months ended June 30, 2018.  This compares to 33.36% and 31.50% for the three and six months ended June 30, 2017.   The reason for the decline during the six months ended June 30, 2018 compared to the same period in 2017 is due to the implementation of the Tax Reform Act that was signed into law in December 2017 and effective for 2018. As a result of the changes in the fair valuation of the PSC opening balance sheet, the Company recorded $613,000 of additional tax expense related to the revaluation of deferred taxes in the current quarter. While we took significant efforts to estimate the impact of the revaluation of deferred taxes related to the law change, it is possible that additional refinement will be required during 2018.  We believe that any additional refinement will emerge from any measurement period adjustments related to the acquisition of PSC and the final 2017 income tax return adjustments related to acquired loan accounting.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of June 30, 2018, shareholders’ equity was $2.3 billion, an increase of $39.4 million, or 1.7%, from December 31, 2017, and an increase of $742.9 million, or 46.3%, from $1.6 billion at June 30, 2017.  The driving factor for the increase from year-end was attributable to net income of $82.8 million, which was offset by the common stock dividend paid of $24.7 million and a decline in accumulated other comprehensive income (loss) of $25.6 million.  At June 30, 2018, we had accumulated other comprehensive loss of $36.1 million compared to an accumulated other comprehensive loss of $10.4 million at December 31, 2017.  This change was mainly attributable to the increase of $24.2 million, net of tax, in the unrealized loss position in the available for sale securities portfolio during the first half of 2018 due to the rising rate environment.  The increase in shareholder’s equity from June 30, 2017 was primarily the result of the issuance of common stock through the merger with PSC during the fourth quarter of 2017 of $688.6 million.  The increase was also attributable to net income of $120.3 million and partially offset by dividends paid to common shareholders of $44.0 million and a decline in accumulated other comprehensive income (loss) of $31.0 million.  Our common equity-to-assets ratio was 16.12% at June 30, 2018, up from 15.96% at December 31, 2017 and 14.39% at June 30, 2017.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
	2018	2017	2017
South State Corporation:
Common equity Tier 1 risk-based capital	12.00%	11.59%	11.96%
Tier 1 risk-based capital	13.00%	12.60%	12.82%
Total risk-based capital	13.48%	13.04%	13.35%
Tier 1 leverage	10.62%	10.36%	10.12%

South State Bank:
Common equity Tier 1 risk-based capital	12.80%	12.38%	12.41%
Tier 1 risk-based capital	12.80%	12.38%	12.41%
Total risk-based capital	13.27%	12.82%	12.95%
Tier 1 leverage	10.46%	10.18%	9.80%

The Tier 1 leverage ratio increased compared to December 31, 2017 due to the increase in our capital outpacing the increase in our average asset size.  The Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all increased compared to December 31, 2017 due to our capital increasing outpacing the increase in our risk-based assets.  The increase in our capital was mainly attributable to net income in the first half of 2018 of $82.8 million.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.2 billion, or approximately 20.1%, compared to the balance at June 30, 2017, and by $705.4 million, or 21.9% annualized, compared to the balance at December 31, 2017.

Our investment securities portfolio increased $238.8 million, or 17.6%, compared to the balance at June 30, 2017, and decreased by $76.0 million compared to the balance at December 31, 2017.  The main reason for the increase from June 30, 2017 was the addition of the investment portfolio of PSC through the merger in the fourth quarter of 2017, which totaled $317.0 million as of June 30, 2018.  The reason for the decline since December 31, 2017 was that the total of mortgage paydowns of $104.2 million, calls of $10.0 million and sales of $51.8 million have outpaced our purchases of $130.4 million as well as the unrealized loss in the investment portfolio has increased $29.7 million in the first half of 2018.   Total cash and cash equivalents were $396.8 million at June 30, 2018 as compared to $377.6 million at December 31, 2017 and $431.9 million at June 30, 2017.

At June 30, 2018, December 31, 2017 and June 30, 2017, the Company had $19.8 million, $43.6 million and $42.5 million, respectively, in traditional, out-of-market brokered deposits and $64.1 million, $113.3 million, and $52.7 million, respectively, of reciprocal brokered deposits.  Total deposits were $11.6 billion at June 30, 2018, up $2.6 billion or 28.9%, from June 30, 2017.  This increase was mainly related to the deposits acquired through the merger with PSC, which totaled $2.2 billion at June 30, 2018.  The deposits related to PSC included $476.8 million in noninterest-bearing transaction accounts, $456.3 million in interest-bearing transaction accounts, $675.0 million in savings and money market accounts and $546.2 million in certificates of deposit.  These deposit balances do not include new deposits opened in the PSC market.  The Company has had legacy deposit growth since June 30, 2017 of $452.2 million, which included an increase in noninterest-bearing transaction accounts of $40.9 million, interest-bearing transaction accounts of $186.1 million and certificates of deposit of $231.9 million.  Savings and money market accounts declined by $6.7 million.  Other borrowings increased $17.6 million to $115.6 million from the balance at June 30, 2017 of $98.1 million.  The other borrowings balance at June 30, 2017 included $24.0 million in FHLB advances acquired in the SBFC merger.  These advances were paid off in the last half of 2017.  The balance in other borrowings at June 30, 2018 mainly consists of junior subordinated debt of $114.8 million.    With the merger with PSC, the Company acquired $40.9 million in junior subordinated debt, $270.0 million in FHLB borrowings and $30.0 million senior debt.  As of June 30, 2018 all of the debt acquired except for the junior subordinated debt has either matured or paid off.  The Company did borrow $100.0 million in FHLB short term advances in December 2017 to provide some liquidity related to the PSC acquisition but it was paid off in the second quarter of 2018.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2018, our Bank had total federal funds credit lines of $556.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2018, our Bank had $369.3 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2018, our Bank had a total FHLB credit facility of $1.9 billion with total outstanding letters of credit consuming $1.4 million, $113,000 in outstanding advances and $77,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2018, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $372.2 million at June 30, 2018. Based on this criteria, the Company had three such credit concentrations at June 30, 2018, including $449.5 million of loans on hotels and motels, $1.3 billion of loans to lessors of nonresidential buildings (except mini-warehouses) and $433.9 million of loans for construction of nonresidential buildings.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2018 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017

Item 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of June 30, 2018 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

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

There have been no material changes to the risk factors disclosed in Item 1A. of  Part I in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  The following table reflects share repurchase activity during the second quarter of 2018:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

April 1 - April 30	—	*	$—	—	1,000,000
May 1 - May 31	1,247	*	91.68	—	1,000,000
June 1 - June 30	—	*	—	—	1,000,000

Total	1,247			—	1,000,000

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: August 3, 2018	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2018	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer