Form 10-Q
period 2018-09-30
SOUTH STATE Corp
filed 2018-11-02
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2018
Common Stock, $2.50 par value	36,527,104

South State Corporation and Subsidiary

September 30 2018 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2018	2017	2017
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$234,011	$255,775	$197,984
Interest-bearing deposits with banks	25,950	117,635	137,543
Federal funds sold and securities purchased under agreements to resell	47,348	4,217	68,407
Total cash and cash equivalents	307,309	377,627	403,934
Investment securities:
Securities held to maturity (fair value of $500, $2,556 and $3,732, respectively)	500	2,529	3,678
Securities available for sale, at fair value	1,551,281	1,648,193	1,319,454
Other investments	19,229	23,047	13,664
Total investment securities	1,571,010	1,673,769	1,336,796
Loans held for sale	33,752	70,890	46,321
Loans:
Acquired credit impaired, net of allowance for loan losses	512,633	618,803	578,863
Acquired non-credit impaired	2,786,102	3,507,907	1,455,555
Non-acquired	7,606,478	6,492,155	6,230,327
Less allowance for non-acquired loan losses	(49,869)	(43,448)	(41,541)
Loans, net	10,855,344	10,575,417	8,223,204
Other real estate owned	12,119	11,203	13,527
Premises and equipment, net	241,909	255,565	198,146
Bank owned life insurance	229,075	225,132	151,402
Deferred tax assets	47,943	45,902	41,664
Mortgage servicing rights	36,056	31,119	29,937
Core deposit and other intangibles	66,437	73,789	50,472
Goodwill	1,002,900	999,586	597,236
Other assets	118,361	126,590	76,471
Total assets	$14,522,215	$14,466,589	$11,169,110
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,157,478	$3,047,432	$2,505,570
Interest-bearing	8,456,397	8,485,334	6,556,451
Total deposits	11,613,875	11,532,766	9,062,021
Federal funds purchased and securities sold under agreements to repurchase	279,698	286,857	291,099
Other borrowings	115,919	216,385	83,307
Other liabilities	144,584	121,661	99,858
Total liabilities	12,154,076	12,157,669	9,536,285
Shareholders’ equity:
Common stock - $2.50 par value; authorized 80,000,000; 80,000,000 and 40,000,000 shares, respectively; 36,723,238; 36,759,656 and 29,267,369 shares issued and outstanding, respectively	91,808	91,899	73,168
Surplus	1,805,685	1,807,601	1,136,352
Retained earnings	515,155	419,847	427,093
Accumulated other comprehensive loss	(44,509)	(10,427)	(3,788)
Total shareholders’ equity	2,368,139	2,308,920	1,632,825
Total liabilities and shareholders’ equity	$14,522,215	$14,466,589	$11,169,110

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$132,043	$95,864	$388,936	$281,216
Investment securities:
Taxable	8,890	6,646	26,726	20,897
Tax-exempt	1,521	1,320	4,695	4,147
Federal funds sold and securities purchased under agreements to resell	1,106	581	2,983	1,916
Total interest income	143,560	104,411	423,340	308,176
Interest expense:
Deposits	13,220	2,974	30,142	8,132
Federal funds purchased and securities sold under agreements to repurchase	599	276	1,696	756
Other borrowings	1,452	842	4,678	2,576
Total interest expense	15,271	4,092	36,516	11,464
Net interest income	128,289	100,319	386,824	296,712
Provision for loan losses	3,117	2,062	10,049	8,082
Net interest income after provision for loan losses	125,172	98,257	376,775	288,630
Noninterest income:
Fees on deposit accounts	17,790	20,144	62,945	59,541
Mortgage banking income	2,824	3,446	11,089	14,210
Trust and investment services income	7,527	6,310	22,608	18,703
Securities gains (losses), net	(11)	1,278	(652)	1,388
Other-than-temporary impairment losses	—	(753)	—	(753)
Recoveries on acquired loans	1,238	1,944	6,379	5,647
Other	2,659	1,367	7,738	4,532
Total noninterest income	32,027	33,736	110,107	103,268
Noninterest expense:
Salaries and employee benefits	57,934	47,245	175,425	143,711
Net occupancy expense	7,630	6,214	23,611	18,650
Information services expense	7,804	6,003	26,445	18,776
Furniture and equipment expense	4,605	3,751	13,750	11,422
OREO expense and loan related	(19)	1,753	2,679	5,648
Bankcard expense	379	444	1,381	1,623
Amortization of intangibles	3,537	2,494	10,672	7,496
Supplies, printing and postage expense	1,561	1,491	4,359	4,715
Professional fees	2,138	1,265	5,735	4,637
FDIC assessment and other regulatory charges	2,525	918	7,065	3,029
Advertising and marketing	1,049	852	2,948	2,400
Merger and branch consolidation related expense	4,476	1,551	29,868	26,882
Other	6,675	5,289	20,325	17,066
Total noninterest expense	100,294	79,270	324,263	266,055
Earnings:
Income before provision for income taxes	56,905	52,723	162,619	125,843
Provision for income taxes	9,823	17,677	32,752	40,710
Net income	$47,082	$35,046	$129,867	$85,133
Earnings per common share:
Basic	$1.28	$1.20	$3.53	$2.92
Diluted	$1.28	$1.19	$3.52	$2.90
Dividends per common share	$0.35	$0.33	$1.02	$0.99
Weighted average common shares outstanding:
Basic	36,645	29,115	36,657	29,023
Diluted	36,893	29,385	36,909	29,291

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$47,082	$35,046	$129,867	$85,133
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(11,056)	130	(41,354)	7,049
Tax effect	2,432	(50)	9,130	(2,687)
Reclassification adjustment for (gains) losses and OTTI included in net income	11	(525)	652	(635)
Tax effect	(2)	200	(144)	242
Net of tax amount	(8,615)	(245)	(31,716)	3,969
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(1)	4	43	(56)
Tax effect	—	(1)	(9)	21
Reclassification adjustment for losses included in interest expense	35	57	121	226
Tax effect	(8)	(22)	(27)	(86)
Net of tax amount	26	38	128	105
Change in pension plan obligation:
Reclassification adjustment for changes included in net income	194	188	581	564
Tax effect	(43)	(72)	(128)	(215)
Net of tax amount	151	116	453	349
Other comprehensive gain (loss), net of tax	(8,438)	(91)	(31,135)	4,423
Comprehensive income	$38,644	$34,955	$98,732	$89,556

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2018 and 2017

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2016	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income	—	—	—	85,133	4,423	89,556
Cash dividends declared on common stock at $0.99 per share	—	—	—	(28,956)	—	(28,956)
Common stock issued for Southeastern Bank Financial Corp. acquisition	4,978,338	12,446	422,163	—	—	434,609
Employee stock purchases	6,742	17	536	—	—	553
Stock options exercised	33,896	84	1,050	—	—	1,134
Restricted stock awards	20,683	51	(51)	—	—	—
Stock issued pursuant to restricted stock units	37,802	95	(95)	—	—	—
Common stock repurchased	(40,484)	(101)	(3,525)	—	—	(3,626)
Share-based compensation expense	—	—	4,967	—	—	4,967
Balance, September 30, 2017	29,267,369	$73,168	$1,136,352	$427,093	$(3,788)	$1,632,825
Balance, December 31, 2017	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income	—	—	—	129,867	(31,135)	98,732
Cash dividends declared on common stock at $1.02 per share	—	—	—	(37,506)	—	(37,506)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	2,947	(2,947)	—
Employee stock purchases	8,783	22	687	—	—	709
Stock options exercised	33,424	83	948	—	—	1,031
Restricted stock awards	4,586	12	(12)	—	—	—
Common stock repurchased - buyback plan	(100,000)	(250)	(8,094)	—	—	(8,344)
Common stock repurchased	(22,752)	(57)	(1,959)	—	—	(2,016)
Stock issued pursuant to restricted stock units	39,541	99	(99)	—	—	—
Share-based compensation expense	—	—	6,613	—	—	6,613
Balance, September 30, 2018	36,723,238	$91,808	$1,805,685	$515,155	$(44,509)	$2,368,139

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$129,867	$85,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,864	21,030
Provision for loan losses	10,049	8,082
Deferred income taxes	9,897	3,144
Revision of provisional amount related to the revaluation of deferred taxes from the Tax Reform Act	(991)	—
Other-than-temporary impairment on securities	—	753
(Gain) loss on sale of securities, net	652	(1,388)
Share-based compensation expense	6,613	4,967
Accretion of discount related to performing acquired loans	(23,993)	(9,779)
Loss on disposal of premises and equipment	1,304	171
Gain on sale of OREO	(1,570)	(2)
Net amortization of premiums on investment securities	5,696	5,068
OREO write downs	1,185	2,220
Fair value adjustment for loans held for sale	(699)	867
Originations and purchases of loans held for sale	(491,694)	(558,459)
Proceeds from sales of loans	529,528	575,495
Net change in:
Accrued interest receivable	(2,081)	(475)
Prepaid assets	1,833	1,865
Miscellaneous other assets	(1,706)	(5,844)
Accrued interest payable	1,490	(160)
Accrued income taxes	649	10,763
Miscellaneous other liabilities	20,890	4,482
Net cash provided by operating activities	223,783	147,933
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	67,853	265,965
Proceeds from maturities and calls of investment securities held to maturity	2,030	2,420
Proceeds from maturities and calls of investment securities available for sale	173,531	182,299
Proceeds from sales of other investment securities	15,938	3,444
Purchases of investment securities available for sale	(191,305)	(183,581)
Purchases of other investment securities	(12,119)	(303)
Net increase in loans	(283,331)	(533,647)
Net cash received from acquisitions	—	70,188
Recoveries of loans previously charged off	2,686	2,455
Purchases of premises and equipment	(9,504)	(9,095)
Proceeds from sale of OREO	11,655	11,331
Proceeds from sale of premises and equipment	33	15
Net cash used in investing activities	(222,533)	(188,509)
Cash flows from financing activities:
Net increase in deposits	81,721	206,678
Net decrease in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(7,159)	(23,688)
Proceeds from FHLB advances	325,001	—
Repayment of other borrowings	(425,005)	(82,033)
Common stock issuance	709	553
Common stock repurchase	(10,360)	(3,626)
Dividends paid on common stock	(37,506)	(28,956)
Stock options exercised	1,031	1,134
Net cash (used in) provided by financing activities	(71,568)	70,062
Net increase (decrease) in cash and cash equivalents	(70,318)	29,486
Cash and cash equivalents at beginning of period	377,627	374,448
Cash and cash equivalents at end of period	$307,309	$403,934
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$35,026	$11,625
Income taxes	$23,981	$25,534
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$(7,246)	$1,817,877
Other intangible assets acquired	3,321	18,120
Liabilities assumed	(612)	1,659,177
Net identifiable assets acquired over liabilities assumed	(3,313)	176,820
Common stock issued in acquisition	—	434,625
Real estate acquired in full or in partial settlement of loans	$11,976	$8,375

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The Company adopted ASU Topic 606 using the retrospective transition approach which requires restatement of prior periods. We selected this method even though there were no material changes in the timing of revenue recognition due to the fact that ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions.  Previously, such network costs were reported as a component of other noninterest expense.  We did restate prior periods for this reclassification.  For the three and nine months ended September 30, 2018, gross interchange and debit card transaction fees totaled $5.5 million and $27.2 million, respectively while related network costs totaled $3.2 million and $9.1 million, respectively.  On a net basis we reported $2.3 million and $18.1 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income for the three and nine months ended September 30, 2018.  We also made this reclassification for the comparable periods in 2017.  For the three and nine months ended September 30, 2017, gross interchange and debit card transaction fees totaled $8.7 million and $26.4 million, respectively while related network costs totaled $2.3 million and $6.8 million, respectively.  On a net basis we reported $6.4 million and $19.6 million, respectively, as net interchange and debit card transactions fees as noninterest income for the three and nine months ended September 30, 2017.  This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.  When applying the retrospective approach under ASU Topic 606, the Company has elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1,

2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018.  There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to ASU Topic 606 involve income derived from contracts with customers. Within the scope of ASU Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets.   Through our wholly owned subsidiaries, the Bank, South State Advisory, Inc. and Minis & Co., Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services.  Total revenue recognized from these contracts with customers was $7.5 million and $22.6 million, respectively, for the three and nine months ended September 30, 2018. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is $18.0 million and $63.7 million, respectively, for the three and nine months ended September 30, 2018.  Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers consists of approximately 806,000 active contracts.  We have disaggregated revenue according to timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $24.5 million and $85.2 million, respectively, for the three and nine months ended September 30, 2018.  Total revenue derived from contracts in which services are transferred over time was $4.7 million and $14.5 million, respectively, for the three and nine months ended September 30, 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

Contract Balances - The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on our balance sheet.  Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer.  For fee per transaction contracts, the customers are billed as the transactions are processed. For hourly rate and monthly service contracts related to trust and some investment revenues, the customers are billed monthly (generally as a percentage basis point of the market value of the investment account). In some cases, specific to Minis & Co., Inc. and South State Advisory, Inc., customers are billed in advance for quarterly services to be performed based on the past quarter’s average account balance. These do create contract liabilities or deferred revenue, as the customers pay in advance for service.   Neither the contract liabilities nor the accounts receivables balances are material to the Company’s balance sheet.

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

Significant Judgments - All of the contracts create performance obligations that are satisfied at a point in time excluding the contracts billed in advance through Minis& Co., Inc. and South State Advisory, Inc. and some immaterial deposit revenues.     Revenue is recognized as services are billed to the customers.  Variable consideration does exist for contracts related to our trust and investment services as revenues are based on market values and services performed. We have adopted the right-to-invoice practical expedient for trust management contracts through South State Bank which we contract with our customers to perform IRA, Trust, and/or Custody services.

Note 3 — Recent Accounting and Regulatory Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40) (“ASU 2018-15”).  The ASU clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued in April 2015. Specifically, ASU 2018-15 “align[s] the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract.  An entity would expense the capitalized implementation costs related to a hosting arrangement that is a service contract over the hosting arrangement’s term, which comprises the arrangement’s noncancelable term and any renewal options whose exercise is reasonably certain. The expense would be presented in the same line item in the statement of income as that in which the fee associated with the hosting arrangement is presented.  For public business entities, the amendments in ASU 2018-15 are effective for interim and annual periods beginning after December 15, 2019 and an entity has the option of using either a retrospective or prospective transition method.  Early adoption is permitted.  At this point in time, the Company does not expect that this guidance will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plan (Subtopic 715-20) (“ASU 2018-14”).  ASU 2018-14 amends Accounting Standards Codification (“ASC”) 715-20 to add, remove, and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.   For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and requires entities to apply the amendment on a retrospective basis.  Early adoption is permitted.  At this point in time, the Company does not expect that this guidance will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”).  ASU 2018-13 rremoves, modifies, and adds certain disclosure requirements in ASC 820 related to Fair Value Measurement on the basis of the concepts in the FASB Concepts Statement Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements.  ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein.  Early adoption is permitted upon issuance of this ASU, including in any interim period for which financial statements have not yet been issued or made available for issuance.  Entities making this election are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until their effective date.  The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirement additions. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by the ASU must be applied retrospectively to all periods presented.  The Company is still assessing the impact of this new guidance, but does not believe it will have a material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements - Leases (Topic 842) (“ASU 2018-11”).  ASU 2018-11 updates the new lease standard (Leases (Topic 842) (“ASU 2016-02”) by providing another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date instead of at the beginning of the earliest period presented in the financial statements as required in the original pronouncement.  ASU 2018-11 also provides updated guidance for lessors related to separating lease and nonlease components in a contract and allocating the consideration in the contract to the separate components.  For public business entities, the amendments in ASU 2016-02 and ASU 2018-11 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors have the choice to recognize and measure leases at the beginning of the earliest period presented in financials using a modified retrospective approach or to allow the entity to recognize and measure leases as of the adoption date and not in comparative periods.  The guidance includes a number of optional practical expedients that entities may elect to apply.    The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is still evaluating the provisions of ASU 2016-02 and ASU 2018-11 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s consolidated financial statements.  Based on the Company’s current evaluation, the Company estimates that it would have recorded a right to use asset and a lease liability of approximately $76 million if the standard was effective at September 30, 2018.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) (“ASU 2018-03”).  ASU 2018-03 updates the new financial instruments standard by clarifying issues that arose from ASU 2016-01, but does not change the core principle of the new standard.  The issues addressed in this ASU include: (1) Equity securities without a readily determinable fair value-discontinuation, (2) Equity securities without a readily determinable fair value-adjustments, (3) Forward contracts and purchased options, (4) Presentation requirements for certain fair value option liabilities, (5) Fair value option liabilities denominated in a foreign currency, (6) Transition guidance for equity securities without a readily determinable fair value, and (7) Transition and open effective date information.  For public business entities, the amendments in ASU 2018-03 and ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2018-03 and ASU 2016-01.  This guidance became effective on January 1, 2018 and the Company determined that the implementation of this standard did not have a material impact to the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends ASC Topic 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments will improve the transparency of information about an entity’s risk management activities and simplify the application of hedge accounting.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  The Company is still assessing the impact of this new guidance, but does not believe it will have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration.  ASU 2016-13 also will require enhanced disclosures.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A cross-functional working group comprised of individuals from credit administration, risk management, accounting and finance, information technology, among others are in place implementing and developing the data, forecast, processes, and portfolio segmentation that will be used in the models that will estimate the expected credit loss for each loan segment.  The Company has also contracted with a third party vendor solution to assist us in the application and analysis of ASU 2016-13 in aggregating the results of the models and valuations used to measure CECL.  The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it will be influenced by the composition, characteristics and quality of our loan and securities portfolio, as well as the economic conditions and forecasts as of each reporting period.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  The Company’s revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income.  ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on

January 1, 2018 and the Company refined its disclosures around the standard in the first quarter of 2018.  The Company determined that there is no material change on how the Company recognizes its revenue streams and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements, other than the required disclosures and the reclassification of interchange costs from noninterest expense to noninterest income on the Consolidated Statement of Income which the Company applied retrospectively to each prior reporting period.  See further discussion in Note 2 – Summary of Significant Accounting Policies.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  In July 2018, ASU 2018-11 was issued which provided targeted improvements related to 2016-02.  (See above for further details)  For public business entities, the amendments in ASU 2016-02 and ASU 2018-11 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors have the choice to recognize and measure leases at the beginning of the earliest period presented in financials using a modified retrospective approach or to allow the entity to recognize and measure leases as of the adoption date and not in comparative periods.  The guidance includes a number of optional practical expedients that entities may elect to apply.  The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is still evaluating the provisions of ASU 2016-02 and 2018-11 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s consolidated financial statements.  Based on the Company’s current evaluation, the Company estimates that it would have recorded a right to use asset and a lease liability of approximately $76 million if the standard was effective at September 30, 2018.

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

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by Park	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$116,454	$—		$—		$116,454
Investment securities	461,261	1,444	(a)	219	(a)	462,924
Loans held for sale	2,200	68,686	(b)	(4)	(b)	70,882
Loans, net of allowance and mark	2,346,612	(95,878)	(c)	(9,408)	(c)	2,241,326
Premises and equipment	61,059	(4,882)	(d)	(387)	(d)	55,790
Intangible assets	73,090	(46,915)	(e)	3,321	(e)	29,496
OREO and repossessed assets	2,549	(429)	(f)	210	(f)	2,330
Bank owned life insurance	72,703	—		—		72,703
Deferred tax asset	17,963	11,596	(g)	2,124	(g)	31,683
Other assets	21,595	(476)	(h)	—		21,119
Total assets	$3,175,486	$(66,854)		$(3,925)		$3,104,707

Liabilities
Deposits:
Noninterest-bearing	$561,874	$—		$—		$561,874
Interest-bearing	1,886,810	2,692	(i)	(612)	(i)	1,888,890
Total deposits	2,448,684	2,692		(612)		2,450,764
Federal funds purchased and securities sold under agreements to repurchase	—	—		—		—
Other borrowings	329,249	11,689	(j)	—		340,938
Other liabilities	24,179	2,131	(k)	—		26,310
Total liabilities	2,802,112	16,512		(612)		2,818,012
Net identifiable assets acquired over (under) liabilities assumed	373,374	(83,366)		(3,313)		286,695
Goodwill	—	402,951		3,313		406,264
Net assets acquired over liabilities assumed	$373,374	$319,585		$—		$692,959

Consideration:
South State Corporation common shares issued						7,480,343
Purchase price per share of the SSB's common stock						$92.05

SSB common stock issued ($688,566) and cash exchanged for fractional shares ($88)						$688,654
Cash paid for stock option redemptions						4,305
Fair value of total consideration transferred						$692,959

Explanation of fair value adjustments

(a)—Adjustment reflects marking the securities portfolio to fair value as of the acquisition date.

(b)—Adjustment reflects a reclassification of $68.7 million by SSB of Shared National Credits (loans) from loans held for investment to loans held for sale.

(c)—Adjustment reflects the fair value adjustments (discount) of $70.4 million based on the Company’s evaluation of the acquired loan portfolio.  This amount excludes the allowance for loan losses (“ALLL”) and fair value adjustment (discount) of $12.5 million and $21.3 million, respectively, recorded by PSC and is net of the $68.7 million reclassification related to the Shared National Credits noted in (b), above.

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

Comparative and Pro Forma Financial Information for the PSC Acquisition

The adjusted results of the Company for the periods ended September 30, 2018, include the adjusted results of the acquired assets and assumed liabilities since the acquisition date of November 30, 2017 related to the PSC acquisition.  Merger-related charges of $4.5 million and $29.9 million, respectively, are recorded in the consolidated statement of income for the three and nine months ended September 30, 2018; and include incremental costs related to the conversion of systems, termination of contracts, branch closures and severance cost.

The following table discloses the impact of the merger with PSC (excluding the impact of merger-related expenses) for the three and nine months ended September 30, 2018.  The table also presents certain pro forma information as if PSC had been acquired on January 1, 2017.  These results combine the historical results of PSC in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017.

Merger-related costs of $860,000 and $23.6 million from the SBFC acquisition were incurred during the three and nine months ended September 30, 2017 and were excluded from the pro forma information below.  In addition, no adjustments have been made to the pro formas to eliminate the provision for loan losses for the three and nine months ended September 30, 2017 of PSC in the amount of $(353,000) and $325,000, respectively.  No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by PSC in the three and nine months ended September 30, 2017.  The Company does not expect any material or significant merger-related expense in the fourth quarter of 2018 from the merger with PSC.  The achieved operating cost savings and other business synergies as a result of the acquisitions are not reflected in the pro forma amounts below:

	PSC Estimated/Actual	Pro Forma	PSC Estimated/Actual	Pro Forma
	For the Three Months	Three Months	For the Nine Months	Nine Months
(Dollars in thousands)	Ended September 30, 2018	Ended September 30, 2017	Ended September 30, 2018	Ended September 30, 2017
Total revenues (net interest income plus noninterest income)	$28,155	$171,795	$94,163	$509,523
Net adjusted income available to the common shareholder	$15,054	$47,559	$50,108	$136,402

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

(i)—Adjustment reflects the fair value adjustments to employee benefit plans of $8.3 million netted against an adjustment of other miscellaneous liabilities of $496,000

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2018:
State and municipal obligations	$500	$—	$—	$500
December 31, 2017:
State and municipal obligations	$2,529	$27	$—	$2,556
September 30, 2017:
State and municipal obligations	$3,678	$54	$—	$3,732

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2018:
Government-sponsored entities debt*	$54,397	$—	$(1,852)	$52,545
State and municipal obligations	207,723	1,114	(2,613)	206,224
Mortgage-backed securities**	1,336,778	115	(44,381)	1,292,512
	$1,598,898	$1,229	$(48,846)	$1,551,281
December 31, 2017:
Government-sponsored entities debt*	$86,535	$51	$(1,077)	$85,509
State and municipal obligations	216,812	3,749	(124)	220,437
Mortgage-backed securities**	1,350,200	2,103	(11,616)	1,340,687
Corporate securities	1,560	—	—	1,560
	$1,655,107	$5,903	$(12,817)	$1,648,193
September 30, 2017:
Government-sponsored entities debt*	$86,521	$72	$(642)	$85,951
State and municipal obligations	199,898	4,584	(188)	204,294
Mortgage-backed securities**	1,027,827	4,673	(5,023)	1,027,477
Corporate stocks	1,556	176	—	1,732
	$1,315,802	$9,505	$(5,853)	$1,319,454

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

The following is the amortized cost and fair value of other investment securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2018:
Federal Home Loan Bank stock	$13,149	$—	$—	$13,149
Investment in unconsolidated subsidiaries	3,563	—	—	3,563
Other nonmarketable investment securities	2,517	—	—	2,517
	$19,229	$—	$—	$19,229
December 31, 2017:
Federal Home Loan Bank stock	$16,967	$—	$—	$16,967
Investment in unconsolidated subsidiaries	3,563	—	—	3,563
Other nonmarketable investment securities	2,517	—	—	2,517
	$23,047	$—	$—	$23,047
September 30, 2017:
Federal Home Loan Bank stock	$10,177	$—	$—	$10,177
Investment in unconsolidated subsidiaries	2,262	—	—	2,262
Other nonmarketable investment securities	1,225	—	—	1,225
	$13,664	$—	$—	$13,664

The amortized cost and fair value of debt securities at September 30, 2018 by contractual maturity are detailed below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$4,366	$4,362
Due after one year through five years	—	—	84,160	83,239
Due after five years through ten years	500	500	377,504	366,790
Due after ten years	—	—	1,132,868	1,096,890
	$500	$500	$1,598,898	$1,551,281

Information pertaining to the Company’s securities with gross unrealized losses at September 30, 2018, December 31, 2017 and September 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2018:
Securities Available for Sale
Government-sponsored entities debt	$538	$20,253	$1,314	$32,293
State and municipal obligations	2,313	89,908	300	8,104
Mortgage-backed securities	25,077	876,430	19,304	389,045
Corporate securities	—	—	—	—
	$27,928	$986,591	$20,918	$429,442
December 31, 2017:
Securities Available for Sale
Government-sponsored entities debt	$403	$27,442	$674	$52,324
State and municipal obligations	124	17,400	—	—
Mortgage-backed securities	4,493	610,051	7,123	322,258
Corporate securities	—	—	—	—
	$5,020	$654,893	$7,797	$374,582
September 30, 2017:
Securities Available for Sale
Government-sponsored entities debt	$473	$68,366	$169	$11,830
State and municipal obligations	188	21,851	—	—
Mortgage-backed securities	4,457	455,145	566	35,917
Corporate stocks	—	—	—	—
	$5,118	$545,362	$735	$47,747

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  All debt securities available for sale in an unrealized loss position as of September 30, 2018 continue to perform as scheduled.  As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

 Management continues to monitor all of the Company’s securities with a high degree of scrutiny.  There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 6 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$902,836	$830,875	$766,957
Commercial non-owner occupied	1,279,328	1,008,893	949,870
Total commercial non-owner occupied real estate	2,182,164	1,839,768	1,716,827
Consumer real estate:
Consumer owner occupied	1,844,203	1,530,260	1,454,758
Home equity loans	473,381	437,642	419,760
Total consumer real estate	2,317,584	1,967,902	1,874,518
Commercial owner occupied real estate	1,449,069	1,262,776	1,278,487
Commercial and industrial	991,842	815,187	781,757
Other income producing property	209,983	193,847	194,335
Consumer	438,789	378,985	371,758
Other loans	17,047	33,690	12,645
Total non-acquired loans	7,606,478	6,492,155	6,230,327
Less allowance for loan losses	(49,869)	(43,448)	(41,541)
Non-acquired loans, net	$7,556,609	$6,448,707	$6,188,786

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$222,562	$403,357	$76,886
Commercial non-owner occupied	684,793	817,166	199,704
Total commercial non-owner occupied real estate	907,355	1,220,523	276,590
Consumer real estate:
Consumer owner occupied	647,064	710,611	492,615
Home equity loans	259,558	320,591	164,291
Total consumer real estate	906,622	1,031,202	656,906
Commercial owner occupied real estate	455,803	521,818	207,572
Commercial and industrial	247,922	398,696	101,427
Other income producing property	150,371	196,669	76,924
Consumer	118,029	137,710	136,136
Other	—	1,289	—
Total FASB ASC Topic 310-20 acquired loans	$2,786,102	$3,507,907	$1,455,555

The unamortized discount related to the acquired non-credit impaired loans totaled $37.1 million, $65.2 million, and $20.7 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
FASB ASC Topic 310-30 acquired loans:
Commercial real estate	$209,518	$234,595	$207,521
Commercial real estate—construction and development	34,312	49,649	46,248
Residential real estate	218,019	260,787	249,666
Consumer	44,081	51,453	53,302
Commercial and industrial	10,671	26,946	25,796
Total FASB ASC Topic 310-30 acquired loans	516,601	623,430	582,533
Less allowance for loan losses	(3,968)	(4,627)	(3,670)
FASB ASC Topic 310-30 acquired loans, net	$512,633	$618,803	$578,863

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of September 30, 2018, December 31, 2017 and September 30, 2017 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Contractual principal and interest	$670,008	$795,850	$741,268
Non-accretable difference	(38,422)	(39,324)	(26,160)
Cash flows expected to be collected	631,586	756,526	715,108
Accretable yield	(114,985)	(133,096)	(132,575)
Carrying value	$516,601	$623,430	$582,533
Allowance for acquired loan losses	$(3,968)	$(4,627)	$(3,670)

Income on acquired credit impaired loans that are not impaired at the acquisition date but is accounted for under FASB ASC Topic 310-30 is recognized in the same manner as loans impaired at the acquisition date. The remaining nonaccretable difference represents cash flows not expected to be collected.

The following are changes in the carrying value of acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$618,803	$602,546
Fair value of acquired loans	—	55,850
Net reductions for payments, foreclosures, and accretion	(106,829)	(79,258)
Change in the allowance for loan losses on acquired loans	659	(275)
Balance at end of period, net of allowance for loan losses on acquired loans	$512,633	$578,863

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$133,096	$155,379
Addition from the SBFC acquisition	—	4,603
PSC acquisition Day 1 adjustment	(1,460)	—
Accretion	(36,918)	(43,873)
Reclass of nonaccretable difference due to improvement in expected cash flows	20,538	16,772
Other changes, net	(271)	(306)
Balance at end of period	$114,985	$132,575

In the third quarter of 2018, the accretable yield balance declined by $6.8 million as loan accretion (income) of $11.7 million was recognized. This was partially offset by improved expected cash flows of $5.0 million during the third quarter of 2018.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended September 30, 2018:
Balance at beginning of period	$47,874	$—	$4,426	$52,300
Loans charged-off	(1,891)	(97)	—	(1,988)
Recoveries of loans previously charged off (1)	555	27	—	582
Net charge-offs	(1,336)	(70)	—	(1,406)
Provision for loan losses charged to operations	3,331	70	(284)	3,117
Reduction due to loan removals	—	—	(174)	(174)
Balance at end of period	$49,869	$—	$3,968	$53,837
Three Months Ended September 30, 2017:
Balance at beginning of period	$40,149	$—	$3,741	$43,890
Loans charged-off	(1,383)	(275)	—	(1,658)
Recoveries of loans previously charged off (1)	836	279	—	1,115
Net charge-offs	(547)	4	—	(543)
Provision for loan losses charged to operations	1,939	(4)	127	2,062
Reduction due to loan removals	—	—	(198)	(198)
Balance at end of period	$41,541	$—	$3,670	$45,211

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Nine Months Ended September 30, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(4,300)	(1,614)	—	(5,914)
Recoveries of loans previously charged off (1)	2,408	279	—	2,687
Net charge-offs	(1,892)	(1,335)	—	(3,227)
Provision for loan losses charged to operations	8,313	1,335	401	10,049
Reduction due to loan removals	—	—	(1,060)	(1,060)
Balance at end of period	$49,869	$—	$3,968	$53,837
Nine Months Ended September 30, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(3,972)	(1,165)	—	(5,137)
Recoveries of loans previously charged off (1)	2,041	414	—	2,455
Net charge-offs	(1,931)	(751)	—	(2,682)
Total provision for loan losses charged to operations	6,512	751	819	8,082
Reduction due to loan removals	—	—	(544)	(544)
Balance at end of period	$41,541	$—	$3,670	$45,211

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended September 30, 2018
Allowance for loan losses:
Balance, June 30, 2018	$6,187	$7,209	$8,607	$10,945	$3,368	$6,711	$1,413	$3,071	$363	$47,874
Charge-offs	—	—	(578)	(76)	(40)	(34)	—	(1,163)	—	(1,891)
Recoveries	178	2	105	43	11	27	3	186	—	555
Provision (benefit)	(352)	774	943	468	102	219	(6)	1,089	94	3,331
Balance, September 30, 2018	$6,013	$7,985	$9,077	$11,380	$3,441	$6,923	$1,410	$3,183	$457	$49,869
Loans individually evaluated for impairment	$723	$81	$40	$28	$171	$475	$133	$6	$—	$1,657
Loans collectively evaluated for impairment	$5,290	$7,904	$9,037	$11,352	$3,270	$6,448	$1,277	$3,177	$457	$48,212
Loans:
Loans individually evaluated for impairment	$35,776	$1,315	$4,551	$5,420	$3,026	$1,409	$2,930	$213	$—	$54,640
Loans collectively evaluated for impairment	867,060	1,278,013	1,444,518	1,838,783	470,355	990,433	207,053	438,576	17,047	7,551,838
Total non-acquired loans	$902,836	$1,279,328	$1,449,069	$1,844,203	$473,381	$991,842	$209,983	$438,789	$17,047	$7,606,478
Three Months Ended September 30, 2017
Allowance for loan losses:
Balance, June 30, 2017	$5,746	$6,164	$7,539	$8,569	$3,247	$5,143	$1,379	$2,532	$(170)	$40,149
Charge-offs	(19)	—	—	—	(17)	(440)	(10)	(897)	—	(1,383)
Recoveries	333	80	92	65	38	31	29	168	—	836
Provision (benefit)	(88)	(7)	479	492	(171)	469	(10)	889	(114)	1,939
Balance, September 30, 2017	$5,972	$6,237	$8,110	$9,126	$3,097	$5,203	$1,388	$2,692	$(284)	$41,541
Loans individually evaluated for impairment	$1,266	$133	$64	$47	$116	$18	$211	$7	$—	$1,862
Loans collectively evaluated for impairment	$4,706	$6,104	$8,046	$9,079	$2,981	$5,185	$1,177	$2,685	$(284)	$39,679
Loans:
Loans individually evaluated for impairment	$42,638	$716	$5,874	$4,455	$2,623	$627	$3,605	$254	$—	$60,792
Loans collectively evaluated for impairment	724,319	949,154	1,272,613	1,450,303	417,137	781,130	190,730	371,504	12,645	6,169,535
Total non-acquired loans	$766,957	$949,870	$1,278,487	$1,454,758	$419,760	$781,757	$194,335	$371,758	$12,645	$6,230,327

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Charge-offs	(35)	—	(659)	(80)	(111)	(178)	—	(3,237)	—	(4,300)
Recoveries	1,167	6	76	169	139	241	14	596	—	2,408
Provision (benefit)	(1,040)	1,454	1,532	1,623	163	1,372	21	3,036	152	8,313
Balance, September 30, 2018	$6,013	$7,985	$9,077	$11,380	$3,441	$6,923	$1,410	$3,183	$457	$49,869
Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(493)	—	—	(185)	(241)	(629)	(17)	(2,407)	—	(3,972)
Recoveries	555	128	197	141	133	264	77	546	—	2,041
Provision (benefit)	1,819	1,129	(109)	1,350	(6)	726	(214)	2,203	(386)	6,512
Balance, September 30, 2017	$5,972	$6,237	$8,110	$9,126	$3,097	$5,203	$1,388	$2,692	$(284)	$41,541

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(4)	(30)	—	(63)	(97)
Recoveries	1	—	—	1	6	5	—	14	27
Provision (benefit)	(1)	—	—	(1)	(2)	25	—	49	70
Balance, September 30, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	222,562	684,793	455,803	647,064	259,558	247,922	150,371	118,029	2,786,102
Total acquired non-credit impaired loans	$222,562	$684,793	$455,803	$647,064	$259,558	$247,922	$150,371	$118,029	$2,786,102

Three Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(80)	(71)	(1)	—	(123)	(275)
Recoveries	1	—	1	—	274	1	—	2	279
Provision (benefit)	(1)	—	(1)	80	(203)	—	—	121	(4)
Balance, September 30, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	76,886	199,704	207,572	492,615	164,291	101,427	76,924	136,136	1,455,555
Total acquired non-credit impaired loans	$76,886	$199,704	$207,572	$492,615	$164,291	$101,427	$76,924	$136,136	$1,455,555

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(106)	—	(28)	(70)	(244)	(838)	—	(328)	(1,614)
Recoveries	8	—	—	63	85	60	—	63	279
Provision (benefit)	98	—	28	7	159	778	—	265	1,335
Balance, September 30, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(89)	(736)	(3)	—	(337)	(1,165)
Recoveries	3	—	1	42	343	3	1	21	414
Provision (benefit)	(3)	—	(1)	47	393	—	(1)	316	751
Balance, September 30, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Three Months Ended September 30, 2018
Allowance for loan losses:
Balance, June 30, 2018	$636	$576	$2,514	$572	$128	$4,426
Provision (benefit) for loan losses	62	(205)	(87)	(26)	(28)	(284)
Reduction due to loan removals	(6)	(31)	(116)	—	(21)	(174)
Balance, September 30, 2018	$692	$340	$2,311	$546	$79	$3,968
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$692	$340	$2,311	$546	$79	$3,968
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	209,518	34,312	218,019	44,081	10,671	516,601
Total acquired credit impaired loans	$209,518	$34,312	$218,019	$44,081	$10,671	$516,601

Three Months Ended September 30, 2017
Allowance for loan losses:
Balance , June 30, 2017	$40	$92	$2,741	$548	$320	$3,741
Provision (benefit) for loan losses	(40)	133	184	(85)	(65)	127
Reduction due to loan removals	—	(36)	(149)	(1)	(12)	(198)
Balance, September 30, 2017	$—	$189	$2,776	$462	$243	$3,670
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$189	$2,776	$462	$243	$3,670
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	207,521	46,248	249,666	53,302	25,796	582,533
Total acquired credit impaired loans	$207,521	$46,248	$249,666	$53,302	$25,796	$582,533

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$4,627
Provision (benefit) for loan losses	423	273	(894)	88	511	401
Reduction due to loan removals	(19)	(113)	(348)	(3)	(577)	(1,060)
Balance, September 30, 2018	$692	$340	$2,311	$546	$79	$3,968
Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance, December 31, 2016	$41	$139	$2,419	$558	$238	$3,395
Provision (benefit) for loan losses	(40)	130	743	(85)	71	819
Reduction due to loan removals	(1)	(80)	(386)	(11)	(66)	(544)
Balance, September 30, 2017	$—	$189	$2,776	$462	$243	$3,670

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$889,818	$818,240	$755,633	$1,270,557	$999,049	$939,125	$1,421,090	$1,232,927	$1,247,881
Special mention	9,906	8,758	7,445	7,027	7,864	8,475	18,337	23,575	24,277
Substandard	3,112	3,877	3,879	1,744	1,980	2,270	9,642	6,274	6,329
Doubtful	—	—	—	—	—	—	—	—	—
	$902,836	$830,875	$766,957	$1,279,328	$1,008,893	$949,870	$1,449,069	$1,262,776	$1,278,487

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$970,586	$801,885	$770,975	$203,844	$186,158	$186,639	$4,755,895	$4,038,259	$3,900,253
Special mention	12,997	11,130	8,894	4,671	6,034	6,090	52,938	57,361	55,181
Substandard	8,259	2,172	1,888	1,468	1,655	1,606	24,225	15,958	15,972
Doubtful	—	—	—	—	—	—	—	—	—
	$991,842	$815,187	$781,757	$209,983	$193,847	$194,335	$4,833,058	$4,111,578	$3,971,406

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$1,816,735	$1,502,016	$1,427,278	$460,720	$424,369	$405,945	$437,043	$377,425	$370,258
Special mention	11,614	13,902	14,914	6,037	6,749	7,346	517	313	316
Substandard	15,854	14,342	12,566	6,624	6,524	6,469	1,229	1,247	1,184
Doubtful	—	—	—	—	—	—	—	—	—
	$1,844,203	$1,530,260	$1,454,758	$473,381	$437,642	$419,760	$438,789	$378,985	$371,758

	Other			Consumer Total
	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	December 31, 2017	September 30, 2017
Pass	$17,047	$33,690	$12,645	$2,731,545	$2,337,500	$2,216,126
Special mention	—	—	—	18,168	20,964	22,576
Substandard	—	—	—	23,707	22,113	20,219
Doubtful	—	—	—	—	—	—
	$17,047	$33,690	$12,645	$2,773,420	$2,380,577	$2,258,921

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Pass	$7,487,440	$6,375,759	$6,116,379
Special mention	71,106	78,325	77,757
Substandard	47,932	38,071	36,191
Doubtful	—	—	—
	$7,606,478	$6,492,155	$6,230,327

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$221,034	$394,139	$74,665	$670,176	$809,241	$195,808	$447,877	$513,861	$201,498
Special mention	921	4,602	1,403	14,612	7,913	3,806	6,933	7,740	4,048
Substandard	607	4,616	818	5	12	90	993	217	2,026
Doubtful	—	—	—	—	—	—	—	—	—
	$222,562	$403,357	$76,886	$684,793	$817,166	$199,704	$455,803	$521,818	$207,572

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$239,906	$388,342	$95,523	$143,349	$191,229	$74,994	$1,722,342	$2,296,812	$642,488
Special mention	7,634	9,883	5,385	6,208	4,547	1,208	36,308	34,685	15,850
Substandard	382	471	519	814	893	722	2,801	6,209	4,175
Doubtful	—	—	—	—	—	—	—	—	—
	$247,922	$398,696	$101,427	$150,371	$196,669	$76,924	$1,761,451	$2,337,706	$662,513

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$635,443	$703,557	$487,393	$244,017	$301,842	$154,461	$115,154	$134,530	$132,962
Special mention	7,412	4,165	2,502	8,089	10,477	5,077	619	541	1,141
Substandard	4,209	2,889	2,720	7,452	8,272	4,753	2,256	2,639	2,033
Doubtful	—	—	—	—	—	—	—	—	—
	$647,064	$710,611	$492,615	$259,558	$320,591	$164,291	$118,029	$137,710	$136,136

	Other			Consumer Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2018	2017	2017	2018	2017	2017
Pass	$—	$1,289	$—	$994,614	$1,141,218	$774,816
Special mention	—	—	—	16,120	15,183	8,720
Substandard	—	—	—	13,917	13,800	9,506
Doubtful	—	—	—	—	—	—
	$—	$1,289	$—	$1,024,651	$1,170,201	$793,042

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Pass	$2,716,956	$3,438,030	$1,417,304
Special mention	52,428	49,868	24,570
Substandard	16,718	20,009	13,681
Doubtful	—	—	—
	$2,786,102	$3,507,907	$1,455,555

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 29):

				Commercial Real Estate—
				Construction and
	Commercial Real Estate			Development
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017	2018	2017	2017
Pass	$164,435	$177,231	$160,425	$20,796	$29,620	$26,666
Special mention	22,629	28,708	22,638	3,165	5,132	6,455
Substandard	22,454	28,656	24,458	10,351	14,897	13,127
Doubtful	—	—	—	—	—	—
	$209,518	$234,595	$207,521	$34,312	$49,649	$46,248

	Residential Real Estate			Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2018	2017	2017	2018	2017	2017	2018	2017	2017
Pass	$109,004	$135,974	$133,969	$5,927	$8,001	$8,261	$5,514	$18,522	$15,755
Special mention	42,834	54,500	50,488	14,795	17,214	17,733	584	1,169	1,397
Substandard	66,181	70,313	65,209	23,359	26,238	27,308	4,573	7,255	8,644
Doubtful	—	—	—	—	—	—	—	—	—
	$218,019	$260,787	$249,666	$44,081	$51,453	$53,302	$10,671	$26,946	$25,796

	Total Acquired
	Credit Impaired Loans
	September 30,	December 31,	September 30,
	2018	2017	2017
Pass	$305,676	$369,348	$345,076
Special mention	84,007	106,723	98,711
Substandard	126,918	147,359	138,746
Doubtful	—	—	—
	$516,601	$623,430	$582,533

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2018
Commercial real estate:
Construction and land development	$535	$537	$77	$1,149	$901,687	$902,836
Commercial non-owner occupied	466	—	676	1,142	1,278,186	1,279,328
Commercial owner occupied	2,562	1,249	871	4,682	1,444,387	1,449,069
Consumer real estate:
Consumer owner occupied	866	264	920	2,050	1,842,153	1,844,203
Home equity loans	1,667	296	749	2,712	470,669	473,381
Commercial and industrial	716	297	905	1,918	989,924	991,842
Other income producing property	1,163	—	249	1,412	208,571	209,983
Consumer	702	171	686	1,559	437,230	438,789
Other loans	—	—	—	—	17,047	17,047
	$8,677	$2,814	$5,133	$16,624	$7,589,854	$7,606,478
December 31, 2017
Commercial real estate:
Construction and land development	$391	$63	$401	$855	$830,020	$830,875
Commercial non-owner occupied	297	398	51	746	1,008,147	1,008,893
Commercial owner occupied	2,227	382	1,721	4,330	1,258,446	1,262,776
Consumer real estate:
Consumer owner occupied	1,291	140	1,943	3,374	1,526,886	1,530,260
Home equity loans	1,209	372	1,684	3,265	434,377	437,642
Commercial and industrial	477	57	915	1,449	813,738	815,187
Other income producing property	223	255	198	676	193,171	193,847
Consumer	525	196	623	1,344	377,641	378,985
Other loans	—	—	—	—	33,690	33,690
	$6,640	$1,863	$7,536	$16,039	$6,476,116	$6,492,155
September 30, 2017
Commercial real estate:
Construction and land development	$728	$76	$483	$1,287	$765,670	$766,957
Commercial non-owner occupied	26	567	85	678	949,192	949,870
Commercial owner occupied	2,382	300	1,824	4,506	1,273,981	1,278,487
Consumer real estate:
Consumer owner occupied	2,587	1,514	1,073	5,174	1,449,584	1,454,758
Home equity loans	841	416	1,361	2,618	417,142	419,760
Commercial and industrial	772	1,162	92	2,026	779,731	781,757
Other income producing property	76	100	252	428	193,907	194,335
Consumer	541	110	441	1,092	370,666	371,758
Other loans	—	—	—	—	12,645	12,645
	$7,953	$4,245	$5,611	$17,809	$6,212,518	$6,230,327

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2018
Commercial real estate:
Construction and land development	$6	$199	$373	$578	$221,984	$222,562
Commercial non-owner occupied	3,931	48	—	3,979	680,814	684,793
Commercial owner occupied	564	198	711	1,473	454,330	455,803
Consumer real estate:
Consumer owner occupied	552	405	575	1,532	645,532	647,064
Home equity loans	1,295	527	2,421	4,243	255,315	259,558
Commercial and industrial	116	589	264	969	246,953	247,922
Other income producing property	804	343	129	1,276	149,095	150,371
Consumer	541	298	465	1,304	116,725	118,029
	$7,809	$2,607	$4,938	$15,354	$2,770,748	$2,786,102
December 31, 2017
Commercial real estate:
Construction and land development	$675	$113	$101	$889	$402,468	$403,357
Commercial non-owner occupied	12	321	—	333	816,833	817,166
Commercial owner occupied	642	—	189	831	520,987	521,818
Consumer real estate:
Consumer owner occupied	673	204	867	1,744	708,867	710,611
Home equity loans	3,639	609	1,704	5,952	314,639	320,591
Commercial and industrial	5,996	1,278	143	7,417	391,279	398,696
Other income producing property	327	—	250	577	196,092	196,669
Consumer	400	114	1,351	1,865	135,845	137,710
Other	—	—	—	—	1,289	1,289
	$12,364	$2,639	$4,605	$19,608	$3,488,299	$3,507,907
September 30, 2017
Commercial real estate:
Construction and land development	$117	$199	$225	$541	$76,345	$76,886
Commercial non-owner occupied	618	—	—	618	199,086	199,704
Commercial owner occupied	330	97	893	1,320	206,252	207,572
Consumer real estate:
Consumer owner occupied	1,404	535	761	2,700	489,915	492,615
Home equity loans	1,240	455	999	2,694	161,597	164,291
Commercial and industrial	749	464	98	1,311	100,116	101,427
Other income producing property	164	64	37	265	76,659	76,924
Consumer	364	814	620	1,798	134,338	136,136
	$4,986	$2,628	$3,633	$11,247	$1,444,308	$1,455,555

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2018
Commercial real estate	$1,517	$375	$5,608	$7,500	$202,018	$209,518
Commercial real estate—construction and development	768	309	2,905	3,982	30,330	34,312
Residential real estate	6,506	1,392	8,371	16,269	201,750	218,019
Consumer	671	168	891	1,730	42,351	44,081
Commercial and industrial	2,625	83	88	2,796	7,875	10,671
	$12,087	$2,327	$17,863	$32,277	$484,324	$516,601
December 31, 2017
Commercial real estate	$2,519	$3,669	$2,825	$9,013	$225,582	$234,595
Commercial real estate—construction and development	811	427	3,761	4,999	44,650	49,649
Residential real estate	5,895	4,283	8,824	19,002	241,785	260,787
Consumer	989	452	889	2,330	49,123	51,453
Commercial and industrial	596	167	406	1,169	25,777	26,946
	$10,810	$8,998	$16,705	$36,513	$586,917	$623,430
September 30, 2017
Commercial real estate	$2,018	$404	$1,427	$3,849	$203,672	$207,521
Commercial real estate—construction and development	22	234	3,239	3,495	42,753	46,248
Residential real estate	3,608	2,750	7,148	13,506	236,160	249,666
Consumer	670	259	943	1,872	51,430	53,302
Commercial and industrial	314	571	361	1,246	24,550	25,796
	$6,632	$4,218	$13,118	$23,968	$558,565	$582,533

The following is a summary of certain information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
September 30, 2018
Commercial real estate:
Construction and land development	$36,203	$1,029	$34,747	$35,776	$723
Commercial non-owner occupied	1,480	812	503	1,315	81
Commercial owner occupied	5,507	2,668	1,883	4,551	40
Consumer real estate:
Consumer owner occupied	5,914	4,478	942	5,420	28
Home equity loans	3,141	1,135	1,891	3,026	171
Commercial and industrial	1,462	467	942	1,409	475
Other income producing property	3,165	158	2,772	2,930	133
Consumer	284	—	213	213	6
Total	$57,156	$10,747	$43,893	$54,640	$1,657
December 31, 2017
Commercial real estate:
Construction and land development	$47,553	$649	$42,581	$43,230	$1,063
Commercial non-owner occupied	3,106	860	515	1,375	125
Commercial owner occupied	9,212	3,553	2,089	5,642	64
Consumer real estate:
Consumer owner occupied	7,382	4,392	1,240	5,632	37
Home equity loans	3,602	896	2,115	3,011	135
Commercial and industrial	2,246	635	521	1,156	15
Other income producing property	3,893	—	3,138	3,138	178
Consumer	654	—	239	239	7
Total	$77,648	$10,985	$52,438	$63,423	$1,624
September 30, 2017
Commercial real estate:
Construction and land development	$46,664	$954	$41,684	$42,638	$1,266
Commercial non-owner occupied	2,361	207	509	716	133
Commercial owner occupied	9,504	3,936	1,938	5,874	64
Consumer real estate:
Consumer owner occupied	5,986	1,369	3,086	4,455	47
Home equity loans	3,184	716	1,907	2,623	116
Commercial and industrial	1,753	—	627	627	18
Other income producing property	4,334	—	3,605	3,605	211
Consumer	623	—	254	254	7
Total	$74,409	$7,182	$53,610	$60,792	$1,862

Acquired credit impaired loans are accounted for in pools as shown on page 23 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended September 30,
	2018		2017
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$39,084	$158	$36,337	$486
Commercial non-owner occupied	1,332	5	735	3
Commercial owner occupied	4,650	81	5,964	63
Consumer real estate:
Consumer owner occupied	5,524	32	4,515	36
Home equity loans	3,085	30	2,624	29
Commercial and industrial	1,622	8	912	8
Other income producing property	3,085	32	3,623	50
Consumer	235	—	245	2
Total Impaired Loans	$58,617	$346	$54,955	$677

	Nine Months Ended September 30,
	2018		2017
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$39,503	$968	$22,835	$800
Commercial non-owner occupied	1,345	19	761	15
Commercial owner occupied	5,096	228	6,060	208
Consumer real estate:
Consumer owner occupied	5,527	120	5,064	110
Home equity loans	3,019	95	2,148	75
Commercial and industrial	1,282	43	945	30
Other income producing property	3,034	120	2,989	153
Consumer	226	—	200	5
Other loans	—	—	—	—
Total Impaired Loans	$59,032	$1,593	$41,002	$1,396

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Commercial non-owner occupied real estate:
Construction and land development	$404	$251	$57
Commercial non-owner occupied	1,110	2,635	2,755
Total commercial non-owner occupied real estate	1,514	2,886	2,812
Consumer real estate:
Consumer owner occupied	6,406	4,888	3,674
Home equity loans	2,623	269	308
Total consumer real estate	9,029	5,157	3,982
Commercial owner occupied real estate	1,063	1,144	557
Commercial and industrial	957	1,662	1,952
Other income producing property	474	764	1,083
Consumer	1,177	1,802	1,123
Restructured loans	1,065	925	858
Total loans on nonaccrual status	$15,279	$14,340	$12,367

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Commercial non-owner occupied real estate:
Construction and land development	$402	$108	$233
Commercial non-owner occupied	—	—	—
Total commercial non-owner occupied real estate	402	108	233
Consumer real estate:
Consumer owner occupied	2,408	2,156	1,891
Home equity loans	4,901	4,589	1,813
Total consumer real estate	7,309	6,745	3,704
Commercial owner occupied real estate	904	189	—
Commercial and industrial	354	133	114
Other income producing property	249	316	107
Consumer	1,580	1,906	1,299
Total loans on nonaccrual status	$10,798	$9,397	$5,457

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the nine months ended September 30, 2018 and 2017, the Company’s TDRs were not material.

Note 7—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
	OREO	OREO
Beginning balance	$11,203	$18,316
Acquired in SBFC acquisition	—	385
Acquired in PSC acquisition	210	—
Additions	11,976	8,375
Writedowns	(1,185)	(2,220)
Sold	(10,085)	(11,329)
Ending Balance	$12,119	$13,527

At September 30, 2018, there were a total of 84 properties included in OREO compared to 67 properties at September 30, 2017.  At September 30, 2018, the Company had $2.2 million in residential real estate included in OREO and $5.2 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 8 — Deposits

The Company’s total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Certificates of deposit	$1,820,122	$1,738,384	$1,083,814
Interest-bearing demand deposits	5,195,871	5,300,108	4,102,391
Non-interest bearing demand deposits	3,157,478	3,047,432	2,505,570
Savings deposits	1,433,724	1,443,918	1,363,944
Other time deposits	6,680	2,924	6,302
Total deposits	$11,613,875	$11,532,766	$9,062,021

At September 30, 2018, December 31, 2017, and September 30, 2017, the Company had $337.2 million, $325.3 million, and $187.5 million in certificates of deposits of $250,000 and greater, respectively.  At September 30, 2018, December 31, 2017, and September 30, 2017, the Company had $12.0 million, $43.6 million and $23.9 million, in traditional, out-of-market brokered deposits, respectively.  The increase in certificates of deposits of $250,000 and greater from September 30, 2017 was primarily the result of deposits acquired through the merger with PSC.

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of September 30, 2018.

The components of net periodic pension expense (benefit) recognized are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest cost	$270	$281	$810	$843
Service cost	19	31	58	95
Expected return on plan assets	(582)	(553)	(1,746)	(1,660)
Recognized net actuarial loss	194	188	581	564
Net periodic pension benefit	$(99)	$(53)	$(297)	$(158)

Based on the immaterial nature of the components of the net periodic pension expense (benefit), the Company has recorded the entire amount in the line item salaries and employee benefits on the statement of income.

The Company did not contribute to the pension plan for the three and nine months ended September 30, 2018, and does not expect to make any additional contributions during the remainder of 2018.  The Company reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. In 2017, employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 5% of their salary.  The employees were also eligible for an additional 1% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals which would be paid in the first quarter of the following year.  The Company met its financials goals in 2017 and paid the 1% discretionary matching contribution in

the first quarter of 2018.    In 2018, the Company changed the 100% match of employees’ 401(k) plan contributions to be capped at up to 4% of the participant’s salary and raised the discretionary matching contribution to 2% upon achievement of the Company’s 2018 financial goals.  The Company expensed $1.8 million and $5.1 million for the 401(k) plan during the three and nine months ended September 30, 2018, respectively, compared to $2.1 million and $5.5 million, respectively, for the three and nine months ended September 30, 2017.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2018	2017	2018	2017
Basic earnings per common share:
Net income	$47,082	$35,046	$129,867	$85,133
Weighted-average basic common shares	36,645	29,115	36,657	29,023
Basic earnings per common share	$1.28	$1.20	$3.53	$2.92
Diluted earnings per share:
Net income	$47,082	$35,046	$129,867	$85,133
Weighted-average basic common shares	36,645	29,115	36,657	29,023
Effect of dilutive securities	248	270	252	268
Weighted-average dilutive shares	36,893	29,385	36,909	29,291
Diluted earnings per common share	$1.28	$1.19	$3.52	$2.90

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2018			2017			2018			2017
Number of shares			62,235			34,712			62,235			34,712
Range of exercise prices	$87.30	to	$91.35	$69.48	to	$91.35	$87.30	to	$91.35	$69.48	to	$91.35

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2018	218,689	$52.75
Granted	34,407	91.05
Exercised	(33,424)	30.88
Forfeited	(5,806)	91.35
Outstanding at September 30, 2018	213,866	61.28	5.89	$4,999
Exercisable at September 30, 2018	140,115	49.41	4.55	$4,635
Weighted-average fair value of options granted during the year	$ 28.01

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

As of September 30, 2018, there was $1.6 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.37 years as of September 30, 2018.  The total fair value of shares vested during the nine months ended September 30, 2018 was $700,000.

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

Nonvested restricted stock for the nine months ended September 30, 2018 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2018	142,692	$59.66
Granted	7,836	87.37
Vested	(34,180)	57.73
Forfeited	(3,261)	83.45
Nonvested at September 30, 2018	113,087	61.47

As of September 30, 2018, there was $2.9 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 1.76 years as of September 30, 2018.  The total fair value of shares vested during the nine months ended September 30, 2018 was $2.1 million.

Restricted Stock Units

The Company from time-to-time also grants performance and discretionary RSUs to key employees.  These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company.  Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from the grant date).  The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period.  Discretionary RSUs are based upon prior performance and typically cliff-vest over four years from the grant date.  Dividends are not paid in respect to the awards during the performance or the vesting period.  The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met.  For the nine months ended September 30, 2018, the Company accrued for 91% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the nine months ended September 30, 2018 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2018	140,036	$78.49
Granted	108,842	86.49
Vested	(1,176)	84.35
Forfeited	(2,890)	90.83
LTIP Adjustment	(3,213)	89.40
Nonvested at September 30, 2018	241,599	81.76

As of September 30, 2018, there was $9.6 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.91 years as of September 30, 2018.  The total fair value of RSUs vested during the nine months ended September 30, 2018 was $2.7 million.  During the nine months ended September 30, 2018, 38,365 vested restricted stock units were issued to the participants in the 2015 Long-Term Incentive Plan and 15,836 nonvested restricted stock units were issued to participants in the 2017 Management Incentive Plan.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At September 30, 2018, commitments to extend credit and standby letters of credit totaled $2.9 billion.  The Company does not anticipate any material losses as a result of these transactions.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ALLL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2018, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018:
Assets
Derivative financial instruments	$10,015	$—	$10,015	$—
Loans held for sale	33,752	—	33,752	—
Securities available for sale:
Government-sponsored entities debt	52,545	—	52,545	—
State and municipal obligations	206,224	—	206,224	—
Mortgage-backed securities	1,292,512	—	1,292,512	—
Corporate securities	—	—	—	—
Total securities available for sale	1,551,281	—	1,551,281	—
Mortgage servicing rights	36,056	—	—	36,056
	$1,631,104	$—	$1,595,048	$36,056
Liabilities
Derivative financial instruments	$10,035	$—	$10,035	$—

December 31, 2017:
Assets
Derivative financial instruments	$3,306	$—	$3,306	$—
Loans held for sale	70,890	—	70,890	—
Securities available for sale:
Government-sponsored entities debt	85,509	—	85,509	—
State and municipal obligations	220,437	—	220,437	—
Mortgage-backed securities	1,340,687	—	1,340,687	—
Corporate securities	1,560	—	1,560	—
Total securities available for sale	1,648,193	—	1,648,193	—
Mortgage servicing rights	31,119	—	—	31,119
	$1,753,508	$—	$1,722,389	$31,119
Liabilities
Derivative financial instruments	$3,248	$—	$3,248	$—

September 30, 2017:
Assets
Derivative financial instruments	$1,492	$—	$1,492	$—
Loans held for sale	46,321	—	46,321	—
Securities available for sale:
Government-sponsored entities debt	85,951	—	85,951	—
State and municipal obligations	204,294	—	204,294	—
Mortgage-backed securities	1,027,477	—	1,027,477	—
Corporate securities	1,732	1,732	—	—
Total securities available for sale	1,319,454	1,732	1,317,722	—
Mortgage servicing rights	29,937	—	—	29,937
	$1,397,204	$1,732	$1,365,535	$29,937
Liabilities
Derivative financial instruments	$1,301	$—	$1,301	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2018.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2018 and 2017 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2018	$31,119	$—
Servicing assets that resulted from transfers of financial assets	4,580	—
Changes in fair value due to valuation inputs or assumptions	3,628	—
Changes in fair value due to decay	(3,271)	—
Fair value , September 30, 2018	$36,056	$—

Fair value, January 1, 2017	$29,037	$—
Servicing assets that resulted from transfers of financial assets	4,764	—
Changes in fair value due to valuation inputs or assumptions	(1,055)	—
Changes in fair value due to decay	(2,809)	—
Fair value, September 30, 2017	$29,937	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2018 or 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018:
OREO	$12,119	$—	$—	$12,119
Non-acquired impaired loans	6,990	—	—	6,990
December 31, 2017:
OREO	$11,203	$—	$—	$11,203
Non-acquired impaired loans	10,495	—	—	10,495
September 30, 2017:
OREO	$13,527	$—	$—	$13,527
Non-acquired impaired loans	5,588	—	—	5,588

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			September 30,	December 31,	September 30,
	Valuation Technique	Unobservable Input	2018	2017	2017
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	3%	3%	3%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	24%	21%	23%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018, December 31, 2017 and September 30, 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Loans — ASU 2016-01 - Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities became effective for the Company on January 1, 2018.  This accounting standard requires the company to calculate the fair value of our loans for disclosure purposes based on an estimated exit price.  In previous periods we have calculated fair value using only discounted cash flows on fixed rate loans.  Therefore, the fair value for loans for September 30, 2018 will be calculated using a different method than that used at December 31, 2017 and September 30, 2017.

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

Deposit Liabilities — The fair values disclosed for demand deposits (e.g., interest and noninterest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2018
Financial assets:
Cash and cash equivalents	$307,309	$307,309	$307,309	$—	$—
Investment securities	1,571,010	1,571,010	19,229	1,551,781	—
Loans held for sale	33,752	33,752	—	33,752	—
Loans, net of allowance for loan losses (1)	10,855,344	10,640,774	—	—	10,640,774
Accrued interest receivable	34,808	34,808	—	6,419	28,389
Mortgage servicing rights	36,056	36,056	—	—	36,056
Interest rate swap - non-designated hedge	9,268	9,268	—	9,268	—
Other derivative financial instruments (mortgage banking related)	747	747	—	747	—
Financial liabilities:
Deposits	11,613,875	10,617,021	—	10,617,021	—
Federal funds purchased and securities sold under agreements to repurchase	279,698	279,698	—	279,698	—
Other borrowings	115,919	119,017	—	119,017	—
Accrued interest payable	4,279	4,279	—	4,279	—
Interest rate swap - non-designated hedge	9,460	9,460	—	9,460	—
Interest rate swap - cash flow hedge	82	82	—	82	—
Other derivative financial instruments (mortgage banking related)	493	493	—	493	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(56,732)	—	(56,732)	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$377,627	$377,627	$377,627	$—	$—
Investment securities	1,673,769	1,673,796	23,047	1,650,749	—
Loans held for sale	70,890	70,890	—	70,890	—
Loans, net of allowance for loan losses (1)	10,575,417	10,724,264	—	—	10,724,264
Accrued interest receivable	32,727	32,727	—	7,051	25,676
Mortgage servicing rights	31,119	31,119	—	—	31,119
Interest rate swap - non-designated hedge	2,367	2,367	—	2,367	—
Other derivative financial instruments (mortgage banking related)	939	939	—	939	—
Financial liabilities:
Deposits	11,532,766	10,796,380	—	10,796,380	—
Federal funds purchased and securities sold under agreements to repurchase	286,857	286,857	—	286,857	—
Other borrowings	216,385	219,421	—	219,421	—
Accrued interest payable	2,789	2,789	—	2,789	—
Interest rate swap - non-designated hedge	2,750	2,750	—	2,750	—
Interest rate swap - cash flow hedge	246	246	—	246	—
Other derivative financial instruments (mortgage banking related)	252	252	—	252	—
Off balance sheet financial instruments:
Commitments to extend credit	—	41,319	—	41,319	—
September 30, 2017
Financial assets:
Cash and cash equivalents	$403,934	$403,934	$403,934	$—	$—
Investment securities	1,336,796	1,336,850	13,664	1,323,186	—
Loans held for sale	46,321	46,321	—	46,321	—
Loans, net of allowance for loan losses (1)	8,223,204	8,284,002	—	—	8,284,002
Accrued interest receivable	25,172	25,172	—	5,373	19,799
Mortgage servicing rights	29,937	29,937	—	—	29,937
Interest rate swap - non-designated hedge	200	200	—	200	—
Other derivative financial instruments (mortgage banking related)	1,292	1,292	—	1,292	—
Financial liabilities:
Deposits	9,062,021	8,512,681	—	8,512,681	—
Federal funds purchased and securities sold under agreements to repurchase	291,099	291,099	—	291,099	—
Other borrowings	83,307	85,344	—	85,344	—
Accrued interest payable	1,810	1,810	—	1,810	—
Interest rate swap - cash flow hedge	329	329	—	329	—
Interest rate swap - non-designated hedge	197	197	—	197	—
Other derivative financial instruments (mortgage banking related)	775	775	—	775	—
Off balance sheet financial instruments:
Commitments to extend credit	—	15,968	—	15,968	—

(1) - Loans, net of allowance for loan losses is being valued using a different method at September 30, 2018 from December 31, 2017 and September 30, 2017.  See page 46 for explanation of change in method.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended September 30, 2018
Balance at June 30, 2018	$(7,456)	$(28,526)	$(89)	$(36,071)
Other comprehensive loss before reclassifications	—	(8,624)	(1)	(8,625)
Amounts reclassified from accumulated other comprehensive income	151	9	27	187
Net comprehensive income (loss)	151	(8,615)	26	(8,438)
Balance at September 30, 2018	$(7,305)	$(37,141)	$(63)	$(44,509)

Three Months Ended September 30, 2017
Balance at June 30, 2017	$(5,962)	$2,506	$(241)	$(3,697)
Other comprehensive income before reclassifications	—	80	3	83
Amounts reclassified from accumulated other comprehensive income (loss)	116	(325)	35	(174)
Net comprehensive income (loss)	116	(245)	38	(91)
Balance at September 30, 2017	$(5,846)	$2,261	$(203)	$(3,788)

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(5,998)	$(4,278)	$(151)	$(10,427)
Other comprehensive income (loss) before reclassifications	—	(32,224)	34	(32,190)
Amounts reclassified from accumulated other comprehensive income	453	508	94	1,055
Net comprehensive income (loss)	453	(31,716)	128	(31,135)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at September 30, 2018	$(7,305)	$(37,141)	$(63)	$(44,509)

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(6,195)	$(1,708)	$(308)	$(8,211)
Other comprehensive income (loss) before reclassifications	—	4,362	(35)	4,327
Amounts reclassified from accumulated other comprehensive income (loss)	349	(393)	140	96
Net comprehensive income	349	3,969	105	4,423
Balance at September 30, 2017	$(5,846)	$2,261	$(203)	$(3,788)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2018	2017	2018	2017	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$35	$57	$121	$226	Interest expense
	(8)	(22)	(27)	(86)	Provision for income taxes
	27	35	94	140	Net income
(Gains) losses on sales of available for sale securities:
	$11	$(1,278)	$652	$(1,388)	Securities (gains) losses, net
	(2)	487	(144)	529	Provision for income taxes
	9	(791)	508	(859)	Net income
Other-than-temporary impairment losses on available for sale securities:
	$—	$753	$—	$753	Other-than-temporary impairment losses
	—	(287)	—	(287)	Provision for income taxes
	—	466	—	466	Net income
Amortization of defined benefit pension:
Actuarial losses	$194	$188	$581	$564	Salaries and employee benefits
	(43)	(72)	(128)	(215)	Provision for income taxes
	151	116	453	349	Net income
Total reclassifications for the period	$187	$(640)	$1,055	$(370)

Note 15 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			September 30, 2018			September 30, 2017
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$8,000	$—	$82	$8,000	$—	$329

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,824	$33	$—	$—	$—	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$342,166	$193	$9,460	$13,490	$200	$—
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$342,166	$9,042	$—	$13,490	$—	$197

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	$63,500	$—	$493	$108,500	$—	$775

Forward sales commitments used to hedge mortgage pipeline	Other Assets	$83,068	$747	$—	$89,593	1,292	$—

Total derivatives		$841,724	$10,015	$10,035	$233,073	$1,492	$1,301

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

During 2009, the Company entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities.  The Company hedges the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate.  This hedge expires on June 15, 2019.  The notional amount on which the interest payments are based will not be exchanged.  This derivatives contract calls for the Company to pay a fixed rate of 4.06% on the $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $26,000 and $128,000 for the three and nine months ended September 30, 2018, respectively. This compares to an unrealized gain of $38,000 and $105,000 for the three and nine months ended September 30, 2017, respectively. The Company recognized an $82,000 cash flow hedge liability in other liabilities on the balance sheet at September 30, 2018, compared to a $328,000 liability at September 30, 2017.  There was no ineffectiveness in the cash flow hedge during the three and nine months ended September 30, 2018 and 2017.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  The Company controls the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2018 and 2017, the Company provided $300,000 and $450,000 of collateral, respectively, which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, the Company has a netting agreement with the counterparty.

Balance Sheet Fair Value Hedge

The Company maintains one loan swap, with an aggregate notional amount of $2.8 million at September 30, 2018, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate.  The fair value of this hedge is recorded in other assets and in other liabilities. All changes in fair value are recorded through earnings as noninterest income.  There was no gain or loss recorded on this derivative for the three and nine months ended September 30, 2018 or 2017.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2018, the interest rate swaps had an aggregate notional amount of approximately $684.3 million and the fair value of the interest rate swap derivatives are recorded in other assets at $9.2 million and in other liabilities at $9.5 million for a net liability position of $226,000, which was recorded through earnings.  As of September 30, 2017, the interest rate swaps had an aggregate notional amount of approximately $27.0 million and the fair value of the interest rate swap derivatives are recorded in other assets at $200,000 and in other liabilities at $197,000 for a net asset carrying value of $3,000, which was recorded through earnings.  The fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $197,000 at September 30, 2017.

Foreign Exchange

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At September 30, 2018, there were no outstanding contracts or agreements related to foreign currency.  If there were foreign currency contracts outstanding at September 30, 2018, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and nine months ended September 30, 2018 or 2017.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On September 30, 2018, the Company had derivative financial instruments outstanding with notional amounts totaling $63.5 million related to MSRs, compared to $108.5 million on September 30, 2017.  The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $493,000 at September 30, 2018, compared to a loss of $775,000 at September 30, 2017.

Mortgage Pipeline

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Mortgage loan pipeline	$74,898	$71,477	$90,452
Expected closures	56,174	53,608	67,839
Fair value of mortgage loan pipeline commitments	392	920	941
Forward sales commitments	83,068	89,317	89,593
Fair value of forward commitments	355	19	(3)

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

The following table presents actual and required capital ratios as of September 30, 2018, December 31, 2017 and September 30, 2017 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2018
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,356,267	12.30%	$702,980	6.38%	$771,899	7.00%	$716,764	6.50%
South State Bank (the Bank)	1,449,326	13.14%	703,049	6.38%	771,975	7.00%	716,834	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,467,703	13.31%	868,387	7.88%	937,306	8.50%	882,170	8.00%
South State Bank (the Bank)	1,449,326	13.14%	868,472	7.88%	937,399	8.50%	882,258	8.00%
Total capital to risk-weighted assets:
Consolidated	1,521,875	13.80%	1,088,929	9.88%	1,157,849	10.50%	1,102,713	10.00%
South State Bank (the Bank)	1,503,498	13.63%	1,089,037	9.88%	1,157,963	10.50%	1,102,822	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,467,703	10.82%	542,720	4.00%	542,720	4.00%	678,401	5.00%
South State Bank (the Bank)	1,449,326	10.68%	542,575	4.00%	542,575	4.00%	678,219	5.00%
December 31, 2017:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,273,547	11.59%	$631,811	5.75%	$769,162	7.00%	$714,221	6.50%
South State Bank (the Bank)	1,360,603	12.38%	631,741	5.75%	769,077	7.00%	714,143	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,384,433	12.60%	796,632	7.25%	933,982	8.50%	879,042	8.00%
South State Bank (the Bank)	1,360,603	12.38%	796,544	7.25%	933,879	8.50%	878,945	8.00%
Total capital to risk-weighted assets:
Consolidated	1,432,843	13.04%	1,016,392	9.25%	1,153,742	10.50%	1,098,802	10.00%
South State Bank (the Bank)	1,409,014	12.82%	1,016,280	9.25%	1,153,615	10.50%	1,098,681	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,384,433	10.36%	534,460	4.00%	534,460	4.00%	668,075	5.00%
South State Bank (the Bank)	1,360,603	10.18%	534,390	4.00%	534,390	4.00%	667,987	5.00%
September 30, 2017:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,013,065	12.11%	$480,973	5.75%	$585,532	7.00%	$543,709	6.50%
South State Bank (the Bank)	1,050,203	12.56%	480,977	5.75%	585,537	7.00%	543,713	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,084,145	12.96%	606,444	7.25%	711,004	8.50%	669,180	8.00%
South State Bank (the Bank)	1,050,203	12.56%	606,449	7.25%	711,009	8.50%	669,185	8.00%
Total capital to risk-weighted assets:
Consolidated	1,129,742	13.51%	773,739	9.25%	878,299	10.50%	836,475	10.00%
South State Bank (the Bank)	1,095,624	13.10%	773,745	9.25%	878,305	10.50%	836,481	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,084,145	10.34%	419,265	4.00%	419,265	4.00%	524,082	5.00%
South State Bank (the Bank)	1,050,203	10.02%	419,148	4.00%	419,148	4.00%	523,935	5.00%

As of September 30, 2018, December 31, 2017, and September 30, 2017, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 17—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.0 billion at September 30, 2018. The Company added $258.3 million in goodwill related to the SBFC merger during the first quarter of 2017 and $406.3 million related to the PSC merger during the fourth quarter of 2017.  The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The Company added

$18.1 million and $29.5 million in core deposit intangibles related to the SBFC and PSC mergers, respectively.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Gross carrying amount	$129,770	$126,449	$100,274
Accumulated amortization	(63,333)	(52,660)	(49,802)
	$66,437	$73,789	$50,472

Amortization expense totaled $3.5 million and $10.7 million for the three and nine months ended September 30, 2018, respectively, compared to $2.5 million and $7.5 million for the three and nine months ended September 30, 2017, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2018	$3,537
March 31, 2019	3,281
June 30, 2019	3,269
September 30, 2019	3,268
December 31, 2019	3,267
Thereafter	49,815
$66,437

Note 18 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of September 30, 2018, December 31, 2017, and September 30, 2017, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $3.0 billion, $2.9 billion, and $2.9 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees earned by the Company during the three and nine months ended September 30, 2018 and September 30, 2017 was $1.9 million and $5.7 million, and $1.8 million and $5.4 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At September 30, 2018, December 31, 2017, and September 30, 2017, MSRs were $36.1 million, $31.1 million, and $29.9 million on the Company’s consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2018 and September 30, 2017 were gains of $683,000 and $3.6 million, compared with losses of $684,000 and $1.1 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 13 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Increase (decrease) in fair value of MSRs	$683	$(684)	$3,628	$(1,055)
Decay of MSRs	(1,201)	(977)	(3,271)	(2,809)
Gain (loss) related to derivatives	(559)	(85)	$(2,452)	$1,010
Net effect on statements of income	$(1,077)	$(1,746)	$(2,095)	$(2,854)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2018		2017		2017
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.8%		99.7%		99.7%
Adjustable-rate mortgage loans	0.2%		0.3%		0.3%
Total	100.0%		100.0%		100.0%
Weighted average life	8.67	years	7.64	years	7.38	years
Constant Prepayment rate (CPR)	6.0%		7.7%		8.3%
Weighted average discount rate	9.4%		9.6%		9.5%
Effect on fair value due to change in interest rates
25 basis point increase	$816		$1,485		$1,605
50 basis point increase	1,423		2,664		2,934
25 basis point decrease	(1,261)		(1,850)		(1,940)
50 basis point decrease	(2,892)		(4,014)		(4,249)

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

Custodial escrow balances maintained in connection with the loan servicing were $31.3 million and $28.4 million at September 30, 2018 and September 30, 2017, respectively.

Whole loan sales were $168.3 million and $496.9 million for the three and nine months ended September 30, 2018, respectively, compared to $206.8 million and $565.1 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, $125.5 million and $378.5 million, or 74.5% and 76.2%, respectively, were sold with the servicing rights retained by the company, compared to $149.8 million and $424.0 million, or 72.4% and 75.0%, for the three and nine months ended September 30, 2017, respectively

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days.  Loans held for sale were $33.8 million, $70.9 million and $46.3 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.  At December 31, 2017, loans held for sale included $25.4 million in commercial loans (Shared National Credits) which were acquired in the PSC acquisition that were sold in the first quarter of 2018, resulting in no material gains or losses.  Loans held for sale, consisting of residential mortgage loans to be sold in the secondary market, were $33.8 million, $45.5 million, and $46.3 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

Note 19 – Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the nine months ended September 30, 2018, tax credits and other tax benefits of $3.6 million and amortization of $3.1 million were recorded.  For the nine months ended September 30, 2017, the Company recorded tax credits and other tax benefits of $2.3 million and amortization of $1.8 million. At September 30, 2018 and 2017, the Company’s carrying value of QAHPs was $42.5 million and $32.0 million, respectively, with an original investment of

$55.7 million.  The Company has $22.1 million and $14.2 million in remaining funding obligations related to these QAHPs recorded in liabilities at September 30, 2018 and 2017, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At September 30, 2018, December 31, 2017 and September 30, 2017 the Company’s repurchase agreements totaled $215.3 million, $211.1 million, and $240.2 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2018, December 31, 2017 and September 30, 2017.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $215.3 million, $211.1 million and $240.2 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 21 – Subsequent Events

In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000 of which 900,000 was still available for repurchase as of September 30, 2018.  Starting in late October of 2018, the Company began repurchasing its common shares in open market transactions.   The Company made this determination after considering the liquidity needs and capital resources as well as the estimated current value of the Company's net assets.  The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of the Company's common stock, and the availability of alternative investment opportunities.  As of the date of this filing, the Company has repurchased 351,200 shares at an average price of $65.69 a share for a total of $23.1 million in common stock since September 30, 2018 and may repurchase up to an additional 548,800 shares of common stock under the stock repurchase program.

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3.  For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2017.  Results for the three and nine months ended September 30, 2018  are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

Overview

South State Corporation (“SSB” and , together with its subsidiaries, the “Company”) is a bank holding company headquartered in Columbia, South Carolina, and was incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, South State Bank (the “Bank”), a South Carolina-chartered commercial bank that opened for business in 1934.  The Bank also operates Minis & Co., Inc. and South State Advisory, Inc. (formerly First Southeast 401K Fiduciaries), both wholly owned registered investment advisors.  The Company does not engage in any significant operations other than the ownership of our banking subsidiary.

At September 30, 2018, we had approximately $14.5 billion in assets and 2,640 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 and also analyzes our financial condition as of September 30, 2018 as compared to December 31, 2017 and September 30, 2017.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Park Sterling Corporation Acquisition (PSC)

On November 30, 2017, SSB acquired all of the outstanding common stock of PSC, the bank holding company for Park Sterling Bank, in a stock transaction.  PSC common shareholders received 0.14 shares of the SSB’s common stock in exchange for each share of PSC stock resulting in SSB issuing 7,480,343 shares of common stock.  In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million.  As a result of the merger, 53 locations were added to the Bank’s footprint, consisting of five offices in Georgia, 23 offices in South Carolina, 17 offices in North Carolina and eight offices in Virginia.  Since the completion of the merger, the Company has closed one of the Georgia branches, three of the North Carolina branches and eight of the South Carolina branches.  See Note 4 – Mergers and Acquisitions for detail on the asset purchased and liabilities assumed through this merger.

Southeastern Bank Financial Corporation Acquisition

On January 3, 2017, SSB acquired all the outstanding common stock of SBFC, the bank holding company for Georgia Bank & Trust Company (“GB&T”) of Augusta, in a stock transaction.  SBFC common shareholders received 0.7307 shares of SSB’s common stock in exchange for each share of SBFC common stock resulting in SSB issuing 4,978,338 shares of common stock.  In total the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000.    GB&T had nine full service branches in Augusta, Georgia and three full service branches in Aiken, South Carolina that each served individuals and businesses and a limited service loan production office in Athens, Georgia and was ranked second in market share in the Augusta, Georgia market.  See Note 4 – Mergers and Acquisitions for detail on the asset purchased and liabilities assumed through this merger.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of September 30, 2018, December 31, 2017 and September 30, 2017, the balance of goodwill was $1.0 billion, $999.6 million, and $597.2 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

Our stock price has historically traded above its book value.  As of September 30, 2018, book value was $64.49 per common share.  The lowest trading price during the first nine months of 2018, as reported by the NASDAQ Global Select Market, was $79.85 per share, and the stock price closed on September 30, 2018 at $82.00 per share.  In the event our stock was to consistently trade below its book value during the reporting period, we would consider performing an evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge.  We evaluated the carrying value of goodwill as of April 30, 2018, our annual test date, and determined that no impairment charge was necessary.  Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, client list intangibles, and noncompetition (“noncompete”) intangibles consist primarily of amortizing assets established during the acquisition of other banks.  This includes whole bank acquisitions and the acquisition of certain assets and liabilities from other financial institutions.  Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions.  Client list intangibles represent the value of long-term client relationships for the wealth and trust management business.  Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition.  These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible.  The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As a result, we revalued our deferred tax assets and liabilities at the end of 2017 due to the reduction in the Federal corporate tax rate from 35% to 21% as part of the Tax Reform Act that was passed into law.  During 2017, we recorded an additional $26.6 million of provisional income tax expense associated with the revaluation of our deferred taxes.  During the current quarter, we recorded $1.6 million of tax benefit related to updating the prior year provisional amount recorded to account for the effects of the Tax Reform Act.  The benefit was the result of return to provision items including acquired loan accounting and an accounting method study completed during the quarter.  While have taken significant efforts to update the prior year provisional amount, it is possible that additional refinement will still be required during the current year.  We believe that any additional refinement will emerge from any measurement period adjustments related to the acquisition of PSC.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  We file a consolidated federal income tax return which includes all of our subsidiaries.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at September 30, 2018 or 2017.

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

Costs and Requirements for Exceeding $10 Billion in Total Assets

With the closing of our merger with SBFC in January 2017, we surpassed $10.0 billion in total assets as of the closing date of the merger, and we maintained total assets in excess of $10.0 billion for more than four consecutive quarters.  Accordingly, we have incurred additional expenses associated with deposit insurance assessments and regulatory compliance.  For instance, during 2018, our FDIC insurance costs has increased approximately $1.6 million during the third quarter of 2018 compared to the same quarter in 2017 and $4.0 million during the first nine months in 2018 compared to the same period in 2017.  We also became subject to the cap on interchange fees under the Durbin Amendment effective July 1, 2018.  As a result, our bankcard services income was reduced by approximately $4.8 million in the third quarter of 2018 before tax and $3.7 million after tax.  We expect a similar decline in our bankcard service income in the fourth quarter of 2018.

Results of Operations

We reported consolidated net income of $47.1 million, or diluted earnings per share (“EPS”) of $1.28, for the third quarter of 2018 as compared to consolidated net income of $35.0 million, or diluted EPS of $1.19, in the comparable period of 2017, a 34.3% increase.  The $12.0 million increase in consolidated net income was primarily the net result of the following items:

•

A $39.1 million increase in interest income, resulting from both the merger with PSC, which contributed $2.4 million of higher investment securities income and $19.9 million of acquired loan interest income, and from a $16.4 million increase in non-acquired loan interest income due to organic loan growth;

•

An $11.2 million increase in interest expense, resulting from both the merger with PSC which increased average interest-bearing liabilities by $2.1 billion, and a 44 basis points increase in the cost of funds on interest-bearing liabilities due to the addition of PSC’s funding cost, which are higher than our legacy funding costs and the overall rising rate environment during 2017 and 2018;

•

A $1.1 million increase in the provision for loan losses, which primarily resulted from a $1.4 million increase in the provision for loan losses within the non-acquired loan portfolio.  The provision for loan losses for the acquired credit impaired loan portfolio declined by $411,000 during the third quarter of 2018 compared to the same period in 2017.  The increase in the provision for the non-acquired loan portfolio was due mainly due to loan growth during the quarter.  The decline in the provision in the acquired credit portfolio was due to the company having a release in the valuation allowance of $284,000 in the third quarter of 2018 compared to recording an impairment of $127,000 in the third quarter of 2017.  Several loan pools had improved cash flows and reversals of prior period impairments during the third quarter of 2018, which accounted for this difference;

•

A $1.7 million decrease in noninterest income, which resulted primarily from a $2.4 million decline in fees on deposit accounts, a $622,000 decline in mortgage banking income and a $706,000 decline in recoveries on acquired loans.  These decreases were partially offset by a $1.2 million increase in trust and investment services income and a $1.3 million increase in other noninterest income which included increases in the capital markets income and income related to BOLI insurance.  (See Noninterest Income section on page 77 for further discussion);

•

A $21.0 million increase in noninterest expense, which resulted primarily from the effects of the merger with PSC as salaries and employee benefits increased $10.7 million, merger related expense increased $2.9 million, information services expense increased $1.8 million, net occupancy and furniture and equipment expense increased $2.3 million, FDIC assessment and other regulatory charges increased $1.6 million and amortization of intangibles increased $1.0 million. (See Noninterest Expense section on page 79 for further discussion);   and

•	A $7.9 million decrease in the provision for income taxes due mainly to a decline in our effective tax rate as a result of the implementation of the Tax Reform Act.

Our asset quality related to non-acquired loans continued to remain strong at the end of the third quarter of 2018 with nonperforming assets decreasing slightly.  Non-acquired nonperforming assets declined from $19.2 million at September 30, 2017 to $18.5 million at September 30, 2018, a decrease of $682,000, which resulted from a $3.1 million decrease in OREO partially offset by a $2.4 million increase in non-acquired nonperforming loans.  Non-acquired nonperforming assets increased slightly from $17.4 million at December 31, 2017 to $18.5 million at September 30, 2018, an increase of $1.2 million, which was primarily the result of closing branches due to the merger with PSC which increased OREO by $5.3 million during the second quarter of 2018.  Annualized net charge-offs for the third quarter of 2018 were 0.07%, or $1.3 million, compared to net charge-offs in the third quarter of 2017 of 0.04%, or $547,000, and net charge-offs in the second quarter of 2018 of 0.01%, or $189,000.

The ALLL declined slightly to 0.66% of total non-acquired loans at September 30, 2018 compared to 0.67% at December 31, 2017 and September 30, 2017.  The allowance provides 3.26 times coverage of non-acquired nonperforming loans at September 30, 2018, an increase from 2.93 times at December 31, 2017, and 3.22 times at September 30, 2017.  We continue to show solid and stable asset quality numbers and ratios.

Acquired non-credit impaired loans increased $4.4 million from $6.4 million at September 30, 2017 and $1.4 million from $9.4 million at December 31, 2017 to $10.8 million at September 30, 2018.  The increase from September 30, 2017 was due to the addition of the PSC loan portfolio in the fourth quarter of 2017.  During the third quarter of 2018, we had net charge-offs related to acquired non-credit impaired loans of $70,000, or 0.01% annualized, and accordingly, recorded a provision for loan losses equal to the net charge-off for the same amount.  We had a net recovery of $4,000 in the third quarter of 2017 and net charge-offs of $1.1 million in the second quarter of 2018 related to acquired non-credit impaired loans.   The decrease in charge offs in the acquired non-credit impaired loan portfolio from the second quarter of 2018 was primarily due to charge-offs related to one specific loan relationship during the second quarter of 2018 and was not representative of a particular trend within any of our markets.

During the third quarter of 2018, the valuation allowance on acquired credit impaired loans decreased $458,000, or 10.3%.  This was due to releases of the valuation allowance recorded through the provision for loan losses of $284,000 and by loan removals from loans being paid off, fully charged off or transferred to OREO of $174,000.

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

During the third quarter of 2018, acquired loan interest income declined due to lower average acquired loan balance from payoffs and paydowns.  Below is additional detail of the third quarter of 2018 changes within the acquired loan portfolio:

•

Acquired credit impaired period-end loan balances decreased by $39.3 million, and acquired non-credit impaired period-end loan balances decreased by $290.3 million, from June 30, 2018.  In addition, the yield on acquired loans was up to 6.38% from 6.30% at June 30, 2018.  The increase in the yield in the third quarter of 2018 was primarily the result of two acquired loans paying off unexpectedly with low carrying values and cash income within pools with zero carrying value.  As mentioned above the average balance of acquired loans decreased by $312.9 million compared to the second quarter of 2018.  Approximately two-thirds of the decrease was from the Park Sterling acquired loan portfolio.

•

Net releases from loan pools of acquired credit impaired loans in the third quarter of 2018 resulted in a reduced provision for loan losses of $284,000 compared to an impairment of $522,000 in the second quarter of 2018.

The table below provides an analysis of the yield on our total loan portfolio, excluding loans held for sale, including both non-acquired and acquired loans (credit impaired and non-credit impaired loans).  The acquired loan yield declined from the third quarter of 2017 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.

In addition, the yield on the loans acquired in the merger with PSC were lower than our existing acquired loan portfolio.  These factors resulted in a lower yield on the acquired loan portfolio.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2018	2017	2018	2017
Average balances:
Acquired loans, net of allowance for loan losses	$3,429,657	$2,103,794	$3,724,526	$2,249,537
Non-acquired loans	7,372,630	6,123,750	6,986,263	5,770,160
Total loans, excluding held for sale	$10,802,287	$8,227,544	$10,710,789	$8,019,697

Interest income:
Noncash interest income on acquired performing loans	$6,740	$2,227	$23,894	$9,730
Acquired loan interest income	48,402	33,036	151,567	103,852
Total acquired loans	55,142	35,263	175,461	113,582
Non-acquired loans	76,515	60,098	212,445	166,262
Total loans, excluding held for sale	$131,657	$95,361	$387,906	$279,844

Non-taxable equivalent yield:
Acquired loans	6.38%	6.65%	6.30%	6.75%
Non-acquired loans	4.12%	3.89%	4.07%	3.85%
Total loans, excluding held for sale	4.84%	4.60%	4.84%	4.67%

Compared to the balance at June 30, 2018, our non-acquired loan portfolio has increased $408.9 million, or 22.5% annualized, to $7.6 billion, driven by increases in almost all categories:  consumer real estate lending by $126.7 million, or 22.6% annualized; consumer non real estate lending by $22.1 million, or 21.1% annualized; commercial owner occupied loans by $76.6 million, or 22.2% annualized; commercial and industrial by $50.8 million, or 21.4% annualized and commercial non-owner occupied by $144.1 million, or 50.4% annualized.  The acquired loan portfolio decreased by $330.1 million to $3.3 billion in the third quarter of 2018 compared to $3.6 billion at June 30, 2018.  This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  Since September 30, 2017, the non-acquired loan portfolio has grown by $1.4 billion, or 22.1%, driven by increases in all loan categories.  Consumer real estate loans, commercial non-owner occupied real estate loans and commercial and industrial loans have accounted for the largest increases contributing $443.1 million, or 23.6%, $329.5 million, or 34.7%, and $210.1 million, or 26.9% of growth, respectively.  Since September 30, 2017, the acquired loan portfolio increased by $1.3 billion due to the merger with PSC.  Excluding the addition of PSC’s acquired loan balances as of September 30, 2018, the acquired loan portfolio declined by $510.1 million due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

Non-taxable equivalent net interest income increased $28.0 million, or 27.9%, and the non-taxable equivalent net interest margin decreased to 4.02% from 4.06% during the third quarter of 2018 compared to the same period in 2017.  The increase in net interest income was due to an increase in average interest-earning assets of $2.9 billion, or 29.1%, from both the merger with PSC and through organic loan growth.  The decrease in the net interest margin was mainly due to the increase in the rate on interest-bearing liabilities of 44 basis points and a decrease in the yield on the acquired loan portfolio of 27 basis points.  These negative effects on the net interest margin were partially offset by the increases in the yields on the non-acquired loan portfolio of 23 basis points and on the investment securities portfolio of 27 basis points.

Compared to the second quarter of 2018, non-taxable equivalent net interest income decreased $1.3 million or 3.9% annualized.  The decrease in net interest income during the third quarter of 2018 was mainly due to the increase in cost of interest-bearing liabilities of 13 basis points and the decrease in the average balance on the acquired loan portfolio of $312.9 million.  The cost on all categories of interest-bearing liabilities increased during the third quarter of 2018 as the current interest rate environment continues to rise with the Federal Reserve increasing the federal funds target rate 100 basis points since September 2017.  The cost of deposits, federal funds purchased and repurchase agreements and other borrowings increased 15 basis points, 5 basis points and 115 basis points, respectively, during the third quarter of 2018 compared to the second quarter of 2018 causing interest expense to increase by $3.1 million.  The decrease in the average balance on the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to

OREO, and renewals of acquired loans moved to the non-acquired loan portfolio causing interest income from acquired loans to decline by $3.6 million during the third quarter of 2018.  These negative effects on net interest income were partially offset by an increase in interest income on the non-acquired loan portfolio of $5.8 million due to both an increase in the average balance and yield on the non-acquired loan portfolio of $391.8 million and 6 basis points, respectively.  The non-taxable equivalent net interest margin also decline during the third quarter of 2018 compare the second quarter of 2018 by 10 basis points from 4.12% to 4.02%.  The decline in the net interest margin was mainly due to the increase in the cost of interest-bearing liabilities of 13 basis points to 0.68% from 0.55% for the reasons stated above.  The net interest margin was also effected by the decline in the yield on interest-earning assets by one basis point to 4.50% during the third quarter of 2018.  The overall decrease in yield on interest-earning assets was mainly due the decrease in the average balance on the acquired loan portfolio of $312.9 which is the highest yielding interest-earning asset category. Even though the yields on non-acquired loans, acquired loans and investment securities all increased during the third quarter of 2018, the decline in the average balance of the higher yielding acquired loan portfolio caused the overall yield of average interest-earning assets to decline.

Our quarterly efficiency ratio improved to 62.3% in the third quarter of 2018 compared to 65.6% in the second quarter of 2018, but declined from 58.8% in the third quarter of 2017.  The improvement in the efficiency ratio compared to the second quarter of 2018 was the result of a 9.2% decline in noninterest expense partially offset by a net 4.1% decline in net interest income and noninterest income.  The decline in noninterest expense from the second quarter of 2018 was mainly due to the Company beginning to recognize its cost saves related to the PSC merger and the decline in noninterest income was mainly due to a decline in fees on deposit accounts along with a reduction in mortgage banking income and recoveries on acquired loans.  The reduction in fees on deposit accounts was mainly related to a decline in bankcard income from the cap on interchange fees from the Durbin Amendment and going over $10 billion in assets.  The main reason for the decline in the efficiency ratio compared to the third quarter of 2017 was due to the increase in noninterest expense of $21.0 million with the addition of the expenses from the acquisition of PSC.  Note that the calculation of the efficiency ratio for both the current and comparable periods have been adjusted to reflect the reclassification of interchange network costs from noninterest expense to offset noninterest income.  The calculation for the efficiency ratio would have been 63.0% for the three months ended September 30, 2018 if the reclassification had not been made and was previously reported as 59.7% for the three months ended September 30, 2017 without the reclassification.  See further discussion in Note 2 - Summary of Significant Accounting Policies and in the discussion of noninterest income and noninterest expense below.

Diluted EPS and basic EPS increased to $1.28 and $1.28, respectively for the third quarter of 2018, from the third quarter 2017 amounts of $1.19 and $1.20, respectively.  This was the result of the 34.3% increase in net income being higher than the 25.5% increase in outstanding common shares.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Return on average assets (annualized)	1.28%	1.25%	1.20%	1.03%
Return on average equity (annualized)	7.89%	8.57%	7.43%	7.14%
Return on average tangible equity (annualized)*	15.29%	14.93%	14.60%	12.73%
Dividend payout ratio **	27.30%	27.56%	28.88%	34.01%
Equity to assets ratio	16.31%	14.62%	16.31%	14.62%
Average shareholders’ equity	$2,366,097	$1,622,951	$2,338,148	$1,594,604

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended September 30, 2018, return on average tangible equity increased to 15.29% compared to 14.93% for the same period in 2017.  This increase was the result of the higher percentage increase in net income excluding amortization of intangibles of 36.0% as compared to a 32.7% increase in average tangible equity.

•

For the three months ended September 30, 2018, return on average assets increased to 1.28%, compared to 1.25% for the three months ended September 30, 2017, due to a 34.3% increase in net income offset by the effects of a 31.3% increase in average assets.

•

Dividend payout ratio decreased to 27.30% for the three months ended September 30, 2018 compared with 27.56% for the three months ended September 30, 2017.  The slight decrease from the comparable period in 2017 primarily reflects the increase in net income of 34.3% being higher than the 33.1% increase in cash dividends declared per common share.  The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

•

Equity to assets ratio increased to 16.31% for the three months ended September 30, 2018 compared with 14.62% for the three months ended September 30, 2017.  The increase from the comparable period in 2017 primarily reflects the higher percentage increase in equity of 45.0% as compared to a 30.0% increase in assets.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Return on average equity (GAAP)	7.89%	8.57%	7.43%	7.14%
Effect to adjust for intangible assets	7.40%	6.36%	7.17%	5.59%
Return on average tangible equity (non-GAAP)	15.29%	14.93%	14.60%	12.73%

Average shareholders’ equity (GAAP)	$2,366,097	$1,622,951	$2,338,148	$1,594,604
Average intangible assets	(1,071,362)	(647,623)	(1,071,367)	(647,120)
Adjusted average shareholders’ equity (non-GAAP)	$1,294,735	$975,328	$1,266,781	$947,484

Net income (GAAP)	$47,082	$35,046	$129,867	$85,133
Amortization of intangibles	3,537	2,494	10,672	7,496
Tax effect	(710)	(836)	(2,214)	(2,425)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$49,909	$36,704	$138,325	$90,204

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the third quarter of 2018 decreased by 7 basis points from 4.11% in the third quarter of 2017 to 4.04%.  This decrease was due to an increase in the cost of interest-bearing liabilities of 44 basis points and a decrease in the yield on the acquired loan portfolio of 27 basis points partially offset by an increase in the yield on the non-acquired loan portfolio of 23 basis points and on investment securities of 27 basis points.

The Non-TE net interest margin decreased by 10 basis points from the second quarter of 2018, which was the result of the cost on interest-bearing liabilities increasing by 13 basis points and the yield on interest-earning assets decreasing by 1 basis point during the period.  The cost on all categories of interest-bearing liabilities increased during the third quarter of 2018 as the current interest rate environment continues to rise with the Federal Reserve increasing the federal funds target rate 100 basis points since September 2017.  The cost of deposits, federal funds purchased and repurchase agreements and other borrowings increased 15 basis points, 5 basis points and 115 basis points, respectively during the third quarter of 2018 compared to the second quarter due mainly to the rising rate environment.  The average cost of other borrowings also increased due the company carrying, on average, $47 million less in lower cost FHLB borrowings during the third quarter of 2018 compared to the same period in 2017. The rate paid on trust preferred debt continues to rise as it is tied to a floating rate (three month LIBOR plus a spread).    The decline in the yield on interest-earning assets by 1 basis point to 4.50% during the third quarter of 2018 was mainly due to the decrease in the average balance of the acquired loan portfolio of $312.9 million which is the highest yielding interest-earning asset category. Even though the yields on non-acquired loans, acquired loans and investment securities all increased during the third quarter of 2018, the decline in the average balance of the higher yielding acquired loan portfolio caused the overall yield of average interest-earning assets to decline.  This decrease in the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  The negative effects on the net interest margin from the increase in the average cost of interest-bearing liabilities and the decline in the average balance of the acquired loan portfolio were partially offset by an increase in the yield on the non-acquired loan portfolio of 6 basis points and the acquired loan portfolio of 8 basis points.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since September 2017 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.  The yield on the acquired loan portfolio increased mainly due to improvements in the projected cash flows and due to the Company reevaluating loans acquired in the PSC merger and adjusting the fair value of these assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Non-TE net interest income	$128,289	$100,319	$386,824	$296,712
Non-TE yield on interest-earning assets	4.50%	4.22%	4.50%	4.25%
Non-TE rate on interest-bearing liabilities	0.68%	0.24%	0.55%	0.23%
Non-TE net interest margin	4.02%	4.06%	4.11%	4.09%
TE net interest margin	4.04%	4.11%	4.13%	4.14%

Non-TE net interest income increased $28.0 million, or 27.9%, in the third quarter of 2018 compared to the same period in 2017.  Some key highlights are outlined below:

•

Higher loan interest income of $36.3 million with total acquired loan interest income increasing by $19.9 million due to the addition of the PSC loan portfolio through the merger and non-acquired loan interest income increasing by $16.4 million due to higher average balances through organic loan growth and due to higher yields due to the rising rate environment; offset partially by;

•

Higher interest expense of $11.2 million with deposit interest expense increasing $10.2 million and short and long-term borrowings interest expense increasing $933,000.  These increases were due to higher average balances in all categories of interest-bearing liabilities as a result of the merger with PSC and due to higher rates on all categories of interest-bearing deposits as a result of both the merger with PSC, whose deposits rates were higher than the our legacy deposit rates and higher costs related to the rising rate environment.

•

Average interest-earning assets increased 29.1% to $12.7 billion in the third quarter of 2018 compared to the same period in 2017 due to the increase in acquired loans and investment securities through the merger with PSC in the fourth quarter of 2017 and due to the increase in non-acquired loans through organic growth.

•

Non-TE yield on interest-earning assets for the third quarter of 2018 increased 28 basis points from the comparable period in 2017.  The increase in the yield on interest-earning assets was mainly a result of an increase in the yield on the non-acquired loan portfolio by 23 basis points and an increase in yield of investment securities of 27 basis points.  These increases were offset by a decline of 27 basis points in the yield on the acquired loan portfolio.   The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since September 2017 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans.  The increase in the yield on the investment securities portfolio was also due to the rising rate environment as we have purchased new investment securities in this higher rate environment to replace calls and maturities.  The yield on the acquired loan portfolio declined 27 basis points due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on our existing acquired loan portfolio.   The loan portfolio continues to remix with 70% of the portfolio being comprised of non-acquired loans and 30% being acquired loans.  This compares to 75% and 25%, respectively, one year ago.  The increase in the acquired loan portfolio as a percentage of the total portfolio was due to the addition of the PSC loan portfolio through the PSC merger in the fourth quarter of 2017.  The percentage of the non-acquired loan portfolio of the total loan portfolio increased from December 31, 2017 with 66% being non-acquired loans and 34% being acquired loans at that time.

•

The average cost of interest-bearing liabilities for the third quarter of 2018 increased 44 basis points from the same period in 2017. The increase since the third quarter of 2017 was primarily the result of an increase in the cost of deposits due to both the rising rate environment with the Federal Reserve increasing the federal funds target rate 100 basis points since September 2017 and to the rates on the deposits acquired through the merger with PSC being higher than the rates on our legacy deposits.  The average cost of deposits increased from 0.19% during the third quarter of 2017 to 0.62% in the same period in 2018.  Also, the average costs on federal funds purchased and repurchase agreements and on other borrowings increased 45 basis points and 123 basis points, respectively, to 0.81% and 4.82%, respectively, for the third quarter of 2018 compared to the same period in 2017.  These increases were also the result of the Federal Reserve increasing the federal funds target rate by 100 basis points since September 2017, which has increased short term borrowing rates and rates on our long term trust preferred borrowings which reprice quarterly and are tied to 3 month LIBOR.

•

The Non-TE net interest margin decreased by 4 basis points and the TE net interest margin decreased by 7 basis points in the third quarter of 2018 compared to the third quarter of 2017 mainly due to the increase in the cost of interest-bearing liabilities of 44 basis points.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2018	Total	2017	Total	2017	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$222,562	2.0%	$403,357	3.8%	$76,886	0.9%
Commercial non-owner occupied	684,793	6.3%	817,166	7.7%	199,704	2.4%
Total commercial non-owner occupied real estate	907,355	8.3%	1,220,523	11.5%	276,590	3.3%
Consumer real estate:
Consumer owner occupied	647,064	5.9%	710,611	6.7%	492,615	6.0%
Home equity loans	259,558	2.4%	320,591	3.0%	164,291	2.0%
Total consumer real estate	906,622	8.3%	1,031,202	9.7%	656,906	8.0%
Commercial owner occupied real estate	455,803	4.2%	521,818	4.9%	207,572	2.5%
Commercial and industrial	247,922	2.3%	398,696	3.8%	101,427	1.2%
Other income producing property	150,371	1.4%	196,669	1.9%	76,924	0.9%
Consumer non real estate	118,029	1.1%	137,710	1.3%	136,136	1.6%
Other	-	-%	1,289	-%	-	-%
Total acquired non-credit impaired loans	2,786,102	25.6%	3,507,907	33.1%	1,455,555	17.5%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	32,663	0.3%	43,608	0.4%	39,400	0.5%
Commercial non-owner occupied	83,974	0.8%	102,001	1.0%	105,373	1.3%
Total commercial non-owner occupied real estate	116,637	1.1%	145,609	1.4%	144,773	1.8%
Consumer real estate:
Consumer owner occupied	126,575	1.2%	159,077	1.5%	146,256	1.8%
Home equity loans	62,842	0.6%	65,597	0.6%	67,138	0.8%
Total consumer real estate	189,417	1.8%	224,674	2.1%	213,394	2.6%
Commercial owner occupied real estate	103,491	0.9%	115,385	1.1%	90,200	1.1%
Commercial and industrial	10,620	0.1%	18,974	0.2%	17,974	0.2%
Other income producing property	52,370	0.5%	68,190	0.6%	63,334	0.7%
Consumer non real estate	44,066	0.4%	50,598	0.5%	52,858	0.6%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	516,601	4.8%	623,430	5.9%	582,533	7.0%
Total acquired loans	3,302,703	30.4%	4,131,337	39.0%	2,038,088	24.5%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	902,836	8.3%	830,875	7.8%	766,957	9.3%
Commercial non-owner occupied	1,279,328	11.7%	1,008,893	9.5%	949,870	11.5%
Total commercial non-owner occupied real estate	2,182,164	20.0%	1,839,768	17.3%	1,716,827	20.8%
Consumer real estate:
Consumer owner occupied	1,844,203	16.9%	1,530,260	14.4%	1,454,758	17.6%
Home equity loans	473,381	4.3%	437,642	4.1%	419,760	5.1%
Total consumer real estate	2,317,584	21.2%	1,967,902	18.5%	1,874,518	22.7%
Commercial owner occupied real estate	1,449,069	13.3%	1,262,776	11.8%	1,278,487	15.4%
Commercial and industrial	991,842	9.1%	815,187	7.7%	781,757	9.5%
Other income producing property	209,983	1.9%	193,847	1.8%	194,335	2.4%
Consumer non real estate	438,789	4.0%	378,985	3.6%	371,758	4.5%
Other	17,047	0.1%	33,690	0.3%	12,645	0.2%
Total non-acquired loans	7,606,478	69.6%	6,492,155	61.0%	6,230,327	75.5%
Total loans (net of unearned income)	$10,909,181	100.0%	$10,623,492	100.0%	$8,268,415	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $2.6 billion, or 32.0%, at September 30, 2018 as compared to the same period in 2017. Acquired non-credit impaired loans increased by $1.3 billion and acquired credit impaired loans decreased by $65.9 million as compared to the same period in 2017.  The overall increase in acquired loans was the result of the addition of approximately $2.3 billion in acquired loans in the PSC acquisition during the fourth quarter of 2017, partially offset by principal payments, charge-offs, foreclosures and renewals of acquired loans.  Non-acquired loans or legacy loans increased by $1.4 billion, or 22.1%, from September 30, 2017 to September 30, 2018.  With the addition of loans through the PSC acquisition, the trend in the makeup of the loan portfolio shifted as acquired loans as a percentage of total loans increased to 30.4% at September 30, 2018 compared to 24.5% at September 30, 2017. As of September 30, 2018, non-acquired loans as a percentage of the overall portfolio were 69.6% compared to 75.5% at September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Average total loans	$10,802,287	$8,227,544	$10,710,789	$8,019,697
Interest income on total loans	131,657	95,361	387,906	279,844
Non-TE yield	4.84%	4.60%	4.84%	4.67%

Interest earned on loans increased $36.3 million in the third quarter of 2018 compared to the third quarter of 2017.  Some key highlights for the quarter ended September 30, 2018 are outlined below:

•

Our non-TE yield on total loans increased 24 basis points in the third quarter of 2018 compared to the same period in 2017 and average total loans increased $2.6 billion or 31.3%, in the third quarter of 2018, as compared to the same period in 2017. The increase in average total loans was the result of 20.4% growth in the average non-acquired loan portfolio and of 63.0% growth in the average acquired loan portfolio during period.  The growth in the non-acquired loan portfolio was due to normal organic growth while the growth in the acquired loan portfolio was due to the merger with PSC. The yield on the non-acquired loan portfolio increased from 3.89% in the third quarter of 2017 to 4.12% in the same period in 2018 and the yield on the acquired loan portfolio declined from 6.65% in the third quarter of 2017 to 6.38% in the same period in 2018.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since September 2017 which effectively increased the Prime Rate which is used in pricing for a majority of our variable rate loans and new originated loans. The yield on the acquired loan portfolio decreased due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on our existing acquired loan portfolio.

The balance of mortgage loans held for sale decreased $37.1 million from December 31, 2017 to $33.7 million at September 30, 2018, and decreased $12.6 million from a balance of $46.3 million at September 30, 2017.  The balance at December 31, 2017 included $25.4 million in commercial loans (Shared National Credits) which were acquired in the PSC acquisition that were sold in the first quarter of 2018, resulting in no gain or loss.  Loans held for sale consisting of residential mortgage loans to be sold in the secondary market were $45.4 million at December 31, 2017 and declined $11.7 during the first three quarters of 2018.  Both from December 31, 2017 and September 30, 2017, the balance of mortgage loans held for sale has declined.  This is due to lower volume of mortgage loans originated and due to the Bank retaining more of the residential mortgage loans on the balance sheet.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2018, investment securities totaled $1.6 billion, compared to $1.7 billion and $1.3 billion at December 31, 2017 and September 30, 2017, respectively.    Our investment portfolio decreased $102.8 million from December 31, 2017 and increased $234.2 million from September 30, 2017.  The increase from September 30, 2017 was primarily a result of the acquisition of PSC in the fourth quarter of 2017,  which totaled $301.8 million at September 30, 2018.  Related to the decline in investment securities from December 31, 2017, we had maturities, calls and paydowns of investment securities totaling $174.9 million and sales totaling $83.8 million as well as the unrealized loss in the investment portfolio increasing $40.7 million which was partially offset by purchases of $203.4 million during the nine months ended September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Average investment securities	$1,589,142	$1,355,559	$1,635,847	$1,404,868
Interest income on investment securities	10,411	7,966	31,421	25,044
Non-TE yield	2.60%	2.33%	2.57%	2.38%

Interest earned on investment securities was higher in the third quarter of 2018 compared to the third quarter of 2017, as result of a higher average balance which was mainly the result of the addition of the investment portfolio through the acquisition of PSC and an increase in yield on securities which was mainly due to the purchasing of securities in a rising rate environment over the past 12 months.

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2018
Government-sponsored entities debt	$54,397	$52,545	$(1,852)	$54,397	$—	$—	$—
State and municipal obligations	208,223	206,724	(1,499)	205,159	—	—	3,064
Mortgage-backed securities *	1,336,778	1,292,512	(44,266)	—	—	—	1,336,778
	$1,599,398	$1,551,781	$(47,617)	$259,556	$—	$—	$1,339,842

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

At September 30, 2018, we had 454 securities available for sale in an unrealized loss position, which totaled $48.8 million.  At December 31, 2017, we had 223 securities available for sale in an unrealized loss position, which totaled $12.8 million.  At September 30, 2017, we had 119 securities available for sale in an unrealized loss position, which totaled $5.9 million.

As of September 30, 2018 as compared to December 31, 2017 and September 30, 2017, the total number of available for sale securities with an unrealized loss position increased by 231 and 335 securities, respectively, while the total dollar amount of the unrealized loss increased by $36.0 million and $42.9 million, respectively.  This increase was due to the higher interest rate environment at September 30, 2018 compared to December 31, 2017 and September 30, 2017.

All debt securities available for sale in an unrealized loss position as of September 30, 2018 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of our securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in FHLB stock with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at September 30, 2018.   As of September 30, 2018, the investment in FHLB stock represented approximately $13.1 million, or 0.09% as a percentage of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Average interest-bearing liabilities	$8,918,995	$6,773,313	$8,954,984	$6,788,550
Interest expense	15,271	4,092	36,516	11,464
Average rate	0.68%	0.24%	0.55%	0.23%

The average balance of interest-bearing liabilities increased $2.1 billion in the third quarter of 2018 compared to the third quarter of 2017 due to increases in all categories of interest bearing liabilities, with the exception of federal funds purchased and repurchase agreements. These increases were primarily driven by the interest-bearing liabilities acquired in the merger with PSC in the fourth quarter of 2017.  The primary driver in this increase was in average interest-bearing deposits which increased $2.1 billion in the third quarter of 2018 compared to the same period in 2017.  Total deposits obtained through the PSC acquisition were $2.5 billion. The increase in interest expense in the third quarter of 2018 compared to the same period in 2017 was largely driven by higher balances in all interest-bearing liabilities, with the exception of federal funds purchased and repurchase agreements, as well as the impact of higher interest rates on our interest-bearing liabilities. The increase in rates was due to the fact that the cost of deposits acquired through the merger with PSC were at higher rates than that of our legacy deposits and due to the Federal Reserve increasing the federal funds target rate 100 basis points since September 2017.  Overall, this resulted in a 44 basis point increase in the average rate on all interest-bearing liabilities from the three months ended September 30, 2017.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended September 30, 2018 increased 33.5% from the same period in 2017.
•

Interest-bearing deposits increased $1.9 billion to $8.5 billion at September 30, 2018 from the period end balance at September 30, 2017 of $6.6 billion.  This was mainly the result of the addition of interest bearing-deposits acquired through the PSC merger during the fourth quarter of 2017, which totaled $1.6 billion at September 30, 2018. Interest-bearing deposits grew $277.3 million through organic growth outside the acquisition since September 30, 2017.  We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin.

•

Average transaction and money market accounts balances increased 32.9%, up $1.3 billion from the average balance in the third quarter of 2017 as balances acquired from the PSC transaction totaled approximately $978,000 at September 30, 2018.  Interest expense on transaction and money market accounts increased $5.9 million as a result of the growth in average balances and a 42 basis point increase in the average cost of funds to 53 basis points for the three months ended September 30, 2018 as compared to the same period in 2017.

•

Average savings account balances increased 5.2%, up $72.1 million from the average balance in the third quarter of 2017 as balances acquired from the PSC transaction totaled approximately $106.0 million at September 30, 2018.  Interest expense on savings accounts increased $847,000 as a result of the growth in average balances and a 23 basis point increase in the average rate to 38 basis points for the three months ended September 30, 2018 as compared to the same period in 2017.

•

The average rate on certificates of deposit and other time deposits for the three months ended September 30, 2018 increased 54 basis points to 106 basis points from the comparable period in 2017.  Average balances on certificates of deposits and other time deposits for the three months ended September 30, 2018 increased $765.0 million from the comparable period in 2017. This was mainly the result of the addition of certificates of deposit from the PSC acquisition, which totaled $539.0 million at September 30, 2018.

•

In the third quarter of 2018, average other borrowings increased $26.5 million compared to the third quarter of 2017. The average rate on other borrowings experienced a 123 basis point increase to 4.82% for the three months ended September 30, 2018 compared to 3.59% for the same period in 2017.  The increase in average balance was the result of trust preferred subordinated debt acquired in the PSC merger totaling $40.9 million during the fourth quarter of 2017.  This increase was partially offset by short-term FHLB advances averaging $18.7 million in the third quarter of 2017 from the SBFC merger that were paid off in the third and fourth quarters of 2017.  The increase in the average cost is due to increased rates on our long term trust preferred borrowings which reprice quarterly and are tied to 3 month LIBOR.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $535.0 million, or 20.4%, to $3.2 billion in the third quarter of 2018 compared to $2.6 billion during the same period in 2017.   The noninterest-bearing deposits added through the PSC acquisition totaled approximately $466.9 million at September 30, 2018.  At September 30, 2018, the period end balance of noninterest-bearing deposits was $3.2 billion, exceeding the September 30, 2017 balance by $651.9 million.

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

During the third quarter of 2018, the valuation allowance on acquired credit impaired loans decreased by $458,000. This was the result of impairment releases totaling $284,000 which was recorded through the provision for loan losses, in addition to loan removals from loans being paid off, fully charged off or transferred to OREO of $174,000.  During the third quarter of 2017, we recorded impairments totaling $127,000, offset by loan removals of $198,000.  Impairments are recognized immediately and releases are generally spread over time.

Net charge offs related to “acquired non-credit impaired loans” were $70,000, or 0.01% annualized, in the third quarter of 2018; and we recorded a provision for loan losses, accordingly. Net charge-offs in the second quarter of 2018 totaled $1.1 million, or 0.14% annualized. This charge off level was primarily the result of a specific relationship, and was not representative of a particular trend within any of our markets. The company recorded net recoveries in the third quarter of 2017 of $4,000.

The following table presents a summary of the changes in the ALLL for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018				2017
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$47,874	$—	$4,426	$52,300	$40,149	$—	$3,741	$43,890
Loans charged-off	(1,891)	(97)	—	(1,988)	(1,383)	(275)	—	(1,658)
Recoveries of loans previously charged off	555	27	—	582	836	279	—	1,115
Net charge-offs	(1,336)	(70)	—	(1,406)	(547)	4	—	(543)
Provision for loan losses	3,331	70	(284)	3,117	1,939	(4)	127	2,062
Reductions due to loan removals	—	—	(174)	(174)	—	—	(198)	(198)
Balance at end of period	$49,869	$—	$3,968	$53,837	$41,541	$—	$3,670	$45,211

Total non-acquired loans:
At period end	$7,606,478				$6,230,327
Average	7,372,630				6,123,750
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.07%				0.04%
Allowance for loan losses as a percentage of period end non-acquired loans	0.66%				0.67%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	325.62%				322.12%

	Nine Months Ended September 30,
	2018				2017
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$43,448	$—	$4,627	$48,075	$36,960	$—	$3,395	$40,355
Loans charged-off	(4,300)	(1,614)	—	(5,914)	(3,972)	(1,165)	—	(5,137)
Recoveries of loans previously charged off	2,408	279	—	2,687	2,041	414	—	2,455
Net charge-offs	(1,892)	(1,335)	—	(3,227)	(1,931)	(751)	—	(2,682)
Provision for loan losses	8,313	1,335	401	10,049	6,512	751	819	8,082
Reductions due to loan removals	—	—	(1,060)	(1,060)	—	—	(544)	(544)
Balance at end of period	$49,869	$—	$3,968	$53,837	$41,541	$—	$3,670	$45,211

Total non-acquired loans:
At period end	$7,606,478				$6,230,327
Average	6,986,263				5,770,160
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.04%				0.04%
Allowance for loan losses as a percentage of period end non-acquired loans	0.66%				0.67%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	325.62%				322.12%

The ALLL as a percent of non-acquired loans continues to reflect the Company’s solid and stable credit quality over the last year. Although total past due and nonaccrual loans increased slightly by $1.3 million in the third quarter of 2018, compared to the same quarter in 2017, total non-acquired past due and nonaccrual loans as a percentage of total non-acquired loans declined 5 basis points.  Bankruptcies and foreclosures also declined as a percentage of total non-acquired loans in the third quarter of 2018, compared to the third quarter of 2017.  Nonaccrual and past due loans increased slightly by $2.9 million or 2 basis points as a percentage of total non-acquired loans when compared to the second quarter of 2018.  Classified and bankruptcies and foreclosures loan balances remained fairly flat when compared to the second quarter of 2018 and both declined as a percentage of total non-acquired loans. Overall net charge offs for the quarter on non-acquired loans was 7 basis points annualized, or $1.3 million, compared to 4 basis points annualized, or $547,000, a year ago, and 1 basis point, or $189,000 in the second quarter of 2018.  Net charge-offs related to the non-acquired loan portfolio were primarily from overdraft and ready reserve accounts over the past several quarters.  During the third quarter of 2018, net charge-offs related to the non-acquired loan portfolio excluding overdraft and ready reserve accounts were $540,000 during the third quarter of 2018.  Net charge-offs related to the non-acquired loan portfolio excluding overdraft and ready reserve accounts have been in a net recovery position over the prior four quarters (2nd quarter 2018 through third quarter of 2017).  During the current quarter, charge-offs on commercial owner occupied loans increased $496,000 and overall recoveries on non-acquired loans declined by $497,000, which contributed to the increase in net charge-offs from the second quarter of 2018.  Excluding acquired assets, nonperforming loans increased by $2.4 million and $445,000, respectively, to $15.3 million during the third quarter of 2018 compared to the third quarter of 2017 and second quarter of 2018.  However, as a percentage of total non-acquired loans, nonperforming loans declined by .01% over both periods. The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 322.12% at September 30, 2017 and 292.95% at December 31, 2017 to 325.62% at September 30, 2018.

We increased the ALLL compared to the third quarter of 2017, as well as compared to the second quarter of 2018, due primarily to loan growth and increased risk and uncertainty in new and expanded markets from our mergers in 2017.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL.  We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $8.5 million compared to the balance at September 30, 2017, and $2.2 million compared to the balance at June 30, 2018.

On a specific reserve basis, the ALLL decreased $172,000 from June 30, 2018 to $1.7 million, with loan balances being evaluated for specific reserves decreasing $8.0 million during the third quarter of 2018, to $54.6 million.  Specific reserves decreased $205,000 from $1.9 million at September 30, 2017 with the loan balances being evaluated for specific reserves decreasing $6.2 million from $60.8 million at September 30, 2017. The decrease in loans being evaluated for specific reserves during the third quarter of 2018 compared to both the same period in 2017, as well as the previous quarter, is primarily due to the maturity or roll off of builder loans for which greater scrutiny was provided. These builder loans for which greater scrutiny was provided were all performing under their contractual terms.

During the three months ended September 30, 2018, qualitative factors declined by 1 basis point, which is reflective of stability in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2018	2018	2018	2017	2017
Non-acquired:
Nonaccrual loans	$14,214	$13,858	$13,327	$13,415	$11,509
Accruing loans past due 90 days or more	36	110	198	491	529
Restructured loans - nonaccrual	1,065	902	782	925	858
Total nonperforming loans	15,315	14,870	14,307	14,831	12,896
Other real estate owned (2)	3,154	8,042	2,363	2,415	6,219
Other nonperforming assets (3)	75	137	—	121	111
Total non-acquired nonperforming assets	18,544	23,049	16,670	17,367	19,226
Acquired non-credit impaired:
Nonaccrual loans	10,798	9,373	8,076	9,397	5,457
Accruing loans past due 90 days or more	2	217	157	50	944
Total acquired nonperforming loans (1)	10,800	9,590	8,233	9,447	6,401
Acquired OREO and other nonperforming assets:
Acquired OREO (2)	8,965	9,180	8,710	8,788	7,308
Other acquired nonperforming assets (3)	337	347	429	475	538
Total acquired OREO and other nonperforming assets	9,302	9,527	9,139	9,263	7,846
Total nonperforming assets	$38,646	$42,166	$34,042	$36,077	$33,473

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.24%	0.32%	0.25%	0.27%	0.31%
Total NPAs as a percentage of total assets (5)	0.13%	0.16%	0.11%	0.12%	0.17%
Total NPLs as a percentage of total loans (4)	0.20%	0.21%	0.21%	0.23%	0.21%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.35%	0.39%	0.32%	0.34%	0.40%
Total NPAs as a percentage of total assets	0.27%	0.29%	0.23%	0.25%	0.30%
Total NPLs as a percentage of total loans (4)	0.24%	0.23%	0.21%	0.23%	0.23%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $17.9 million,  $19.0 million, $20.1 million, $16.7 million and $13.1 million as of September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Nonperforming non-acquired loans, including restructured loans, were $15.3 million, or 0.20% of non-acquired loans, at September 30, 2018, an increase of $2.4 million, or 18.8%, from September 30, 2017. The increase in nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $1.9 million, commercial nonaccrual loans of $818,000 and restructured loan nonaccruals of $207,000, offset by a decline in past due 90 day loans still accruing of $493,000.  Nonperforming non-acquired loans overall, including restructured loans, increased by $445,000 during the third quarter of 2018 from the level at June 30, 2018. This increase was primarily driven by an increase in consumer nonaccrual loans of $545,000 and restructured nonaccrual loans of $163,000, offset by a decline in commercial nonaccrual loans of $189,000 and past due 90 day loans still accruing of $74,000.  Non-acquired nonperforming loans still remain at historically low levels at September 30, 2018.

Nonperforming acquired non-credit impaired loans were $10.8 million, or 0.39% of acquired non-credit impaired loans, at September 30, 2018, an increase of $4.4 million, or 68.7%, from September 30, 2017. As a percentage of the acquired non-credit impaired loan portfolio, nonperforming loans declined by 5 basis points from 0.44% at September 30, 2017.  This decline in percentage was due to the addition of the PSC loan portfolio in the fourth quarter of 2017.  The increase in nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $3.9 million and commercial nonaccrual loans of $1.5 million offset by a decline in past due 90 day loans still accruing of $942,000.  Nonperforming acquired non-credit impaired loans increased by $1.2 million during the third quarter of 2018 from the level at June 30, 2018. As a percentage of the acquired non-credit impaired loan portfolio, nonperforming loans increased by 8 basis points from 0.31% at September 30, 2017.  This increase was primarily driven by an increase in consumer nonaccrual loans of $1.1 million and commercial nonaccrual loans of $300,000 offset by a decline in past due 90 day loans still accruing of $215,000.

At September 30, 2018, OREO totaled $12.1 million which included $3.1 million in non-acquired OREO and $9.0 million in acquired OREO.  Total OREO declined by $5.1 million from the June 30, 2018 balance of $17.2 million with $4.9 million of this decline coming in non-acquired OREO. This decline was due to the disposition of 24 properties during the third quarter of 2018, and the Company expects the OREO balance to decline during the fourth quarter of 2018 as the disposition of these assets continue.  At September 30, 2018, non-acquired OREO consisted of 21 properties with an average value of $150,000. This compared to 26 properties with an average value of $309,000 at June 30, 2018.  At September 30, 2018, acquired OREO consisted of 63 properties with an average value of $142,000. This compared to 60 properties with an average value of $153,000 at June 30, 2018.  In the third quarter of 2018, we added four properties with an aggregate value of $352,000 into non-acquired OREO, and we sold nine properties with a basis of $5.2 million. We added 18 properties with an aggregate value of $1.4 million into acquired OREO, and we sold 15 properties with a basis of $1.4 million.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $8.6 million, or 0.11% of total non-acquired loans outstanding, at September 30, 2018, compared to $5.2 million, or 0.08% of total non-acquired loans outstanding, at December 31, 2017, and compared to $8.8 million, or 0.14% of total non-acquired loans outstanding, at September 30, 2017.  Potential problem loans related to acquired non-credit impaired loans totaled $4.9 million, or 0.18% of total acquired non-credit impaired loans, at September 30, 2018, compared to $13.4 million, or 0.38% of total acquired non-credit impaired loans outstanding, at December 31, 2017, and compared to $7.1 million, or 0.49% of total acquired non-credit impaired loans outstanding, at September 30, 2017.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fees on deposit accounts	$17,790	$20,144	$62,945	$59,541
Mortgage banking income	2,824	3,446	11,089	14,210
Trust and investment services income	7,527	6,310	22,608	18,703
Securities gains, net	(11)	1,278	(652)	1,388
Other-than-temporary impairment losses	—	(753)	—	(753)
Recoveries on acquired loans	1,238	1,944	6,379	5,647
Other	2,659	1,367	7,738	4,532
Total noninterest income	$32,027	$33,736	$110,107	$103,268

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income decreased by $1.7 million, or 5.1%, during the third quarter of 2018 compared to the same period in 2017.  The quarterly decrease in total noninterest income primarily resulted from the following:

•

Fees on deposit accounts decreased $2.4 million, or 11.7%, which resulted primarily from lower bankcard service income of $4.0 million due to the cap on fees charged related to the Durbin amendment that became effective of July 1, 2018.  The decline related to bankcard service income was partially offset by higher service charges on deposit accounts associated with the increase in customers and accounts through the merger with PSC;

•

Mortgage banking income decreased by $622,000, or 18.0%, which was a result of lower income from the secondary market of $1.4 million due to lower activity and sales volume partially offset by an increase of $789,000 in income from mortgage servicing rights, net of the hedge which was mainly the result of an increase in the fair value due to changes in interest rates; and

•	Recoveries on acquired loans declined $706,000, or 36.3%; partially offset by
•

Trust and investment services income increased by $1.2 million, or 19.3%, due to the increase in wealth customers  and assets under management added through the PSC merger and through organic growth of the legacy wealth business; and

•

Other noninterest income increased by $1.3 million, or 94.5%, due to an increase from income of $411,000 from the capital markets division related to fees from swap transactions and from an increase in BOLI income of $562,000, or 60.7%, related to policies acquired in the PSC merger.

Noninterest income increased by $6.8 million, or 6.6%, during the first nine months of 2018 compared to the same period in 2017. This year over year increase resulted primarily from the following:

•

Fees on deposit accounts increased $3.4 million, or 5.7%, which resulted primarily from higher bankcard services income (during the first six months of 2018 before the Durbin amendment took effect) and higher service charges on deposit accounts associated with the increase in customers and accounts through the merger with PSC;

•	Trust and investment services income increased $3.9 million, or 20.9%, due to the increase in wealth customers added with the PSC merger and through organic growth of the legacy wealth business;
•

Other noninterest income increased by $3.2 million, or 70.7%, mainly due to an increase from income of $1.2 million from the capital markets division related to fees from swap transactions and from an increase in BOLI income of $1.6 million related to policies acquired in the PSC merger; and

•	Recoveries on acquired loans increased $732,000, or 13.0%; partially offset by
•

Mortgage banking income decreased by $3.1 million, or 22.0%, which was a result of lower income from the secondary market of $4.2 million due to lower activity and sales volume partially offset by an increase of $1.1 million in income from mortgage servicing rights, net of the hedge which was the result of an increase in the fair value due to changes in interest rates.

Reclassification of Interchange network costs

ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions.  Previously, such network costs were reported as a component of noninterest expense as Bankcard Expense.  For the three and nine months ended September 30, 2018, gross interchange and debit card transaction fees totaled $5.5 million and $27.2 million, respectively while the related network costs totaled $3.2 million and $9.1 million, respectively.  On a net basis we reported $2.3 million and $18.0 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income in Fees on Deposit Accounts for the three and nine months ended September 30, 2018.  (See Bankcard Services Income section below for discussion on decline in gross interchange fees during the third quarter of 2018)  We also made this reclassification for the comparable periods in 2017.  For the three and nine months ended September 30, 2017, gross interchange and debit card transaction fees totaled $8.7 million and $26.4 million, respectively while related network costs totaled $2.3 million and $6.8 million, respectively.  On a net basis we reported $6.4 million and $19.6 million, respectively, as net interchange and debit card transactions fees as noninterest income in Fees on Deposit Accounts for the three and nine months ended September 30, 2017.

Bankcard Services Income

We exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1, 2018, the Bank was limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange began reducing our revenues in the third quarter of 2018. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  In the three and nine months ended September 30, 2018, we earned approximately $5.2 million and $25.6 million, respectively, in interchange transaction fees for debit cards. We estimate that bankcard service income was reduced by approximately $4.8 million during the third quarter of 2018 due to the change in regulation on the amount that can be charged for interchange transaction fees.  This regulation became effective with respect to us on July 1, 2018.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$57,934	$47,245	$175,425	$143,711
Net occupancy expense	7,630	6,214	23,611	18,650
Information services expense	7,804	6,003	26,445	18,776
Furniture and equipment expense	4,605	3,751	13,750	11,422
OREO expense and loan related	(19)	1,753	2,679	5,648
Bankcard expense	379	444	1,381	1,623
Amortization of intangibles	3,537	2,494	10,672	7,496
Supplies, printing and postage expense	1,561	1,491	4,359	4,715
Professional fees	2,138	1,265	5,735	4,637
FDIC assessment and other regulatory charges	2,525	918	7,065	3,029
Advertising and marketing	1,049	852	2,948	2,400
Merger and branch consolidation related expense	4,476	1,551	29,868	26,882
Other	6,675	5,289	20,325	17,066
Total noninterest expense	$100,294	$79,270	$324,263	$266,055

Noninterest expense increased by $21.0 million, or 26.5%, in the third quarter of 2018 as compared to the same period in 2017. The quarterly increase in total noninterest expense primarily resulted from the following:

•

Salaries and employee benefits expense increased by $10.7 million, or 22.6%, in 2018 compared to the same period in 2017.  This increase was mainly attributable to the addition of personnel through the merger with PSC.  The number of full time equivalent employees increased by 385, or 17.1%, from September 30, 2017 to September 30, 2018;

•

An increase in merger and branch consolidation related expense of $2.9 million, or 188.6%, compared to the third quarter of 2017.  This increase in costs was primarily related to the merger with PSC which occurred in the fourth quarter of 2017 and which the conversion for PSC occurred in the second quarter of 2018;

•

Information services expense was up by $1.8 million, or 30.0%, in 2018 as compared to the same period in 2017.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with PSC.  The number of branches increased by 39 from 129 at September 30, 2017 to 168 at September 30, 2018 related to the merger with PSC;

•

Net occupancy expense and furniture and equipment expense increased by $1.4 million and $854,000, respectively, in 2018 as compared to the same period in 2017.  These increases were due to additional costs related to the facilities added through the acquisition of PSC.  The number of branches increased by 39 from 129 at September 30, 2017 to 168 at September 30, 2018 related to the merger with PSC;

•

FDIC assessment and other regulatory charges increased $1.6 million, or 175.1%, in 2018 as compared to the same period in 2017.  This increase was due to the Company exceeding $10.0 billion in assets for four consecutive quarters which changed the assessment calculation by the FDIC for the Company;

•

Other noninterest expense increased $1.4 million, or 26.2%, in 2018 as compared to the same period in 2017.  This increase was mainly due to a $734,000 increase in business development and employee related costs from the merger with PSC and a $417,000 increase in the amortization of tax credit partnership investments due to the addition of four new investments in 2018; and

•	Amortization of intangibles increased $1.0 million due to amortization from the core deposit intangible created with the merger with PSC; partially offset by
•	OREO and loan related expense decreased $1.7 million due to a net gain recorded on the disposition of 24 properties in the third quarter of 2018.

Noninterest expense increased by $58.2 million, or 21.9%, during the first nine months of 2018 compared to the same period in 2017. This year over year increase resulted primarily from the following:

•

Salaries and employee benefits expense increased by $31.7 million in the first nine months of 2018 compared to the same period in 2017.  This increase was mainly attributable to salaries and employee benefits related to the addition of personnel mainly through the merger with PSC.  The number of full time equivalent employees increased by 385, or 17.1%, from September 30, 2017 to September 30, 2018.  The increase was also attributable to the payment of bonuses to employees in early February of $2.8 million;

•

Information services expense was up by $7.7 million in 2018 as compared to the same period in 2017.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with PSC.  The number of branches increased by 39 from 129 at September 30, 2017 to 168 at September 30, 2018 related to the merger with PSC;

•

Net occupancy expense and furniture and equipment expense increased by $5.0 million and $2.3 million, respectively, in 2018 as compared to the same period in 2017.  These increases were due to additional costs related to the facilities added through the acquisition of PSC.  The number of branches increased by 39 from 129 at September 30, 2017 to 168 at September 30, 2018 related to the merger with PSC;

•

FDIC assessment and other regulatory charges increased $4.0 million in 2018 as compared to the same period in 2017.  This increase was due to the Company exceeding $10.0 billion in assets for four consecutive quarters which changed the assessment calculation by the FDIC for the Company;

•

Other noninterest expense increased $3.3 million in 2018 as compared to the same period in 2017.  This increase was mainly due to a $1.6 million increase in business development and employee related costs related to the merger with PSC and a $1.2 million increase in the amortization of tax credit partnership investments due to the addition of four new investments in 2018; and

•	Amortization of intangibles increased $3.2 million due to amortization from the core deposit intangible created with the merger with PSC.

See in Note 2 – Summary of Significant Accounting Policies and in the Noninterest Income section above a discussion on the reclassification of our interchange network costs to net against interchange network fees included in Fees of Deposit Accounts in Noninterest income.

Income Tax Expense

Our effective income tax rate was 17.26% and 20.14%, respectively, for the three and nine months ended September 30, 2018.  This compares to 33.53% and 32.35%, respectively, for the three and nine months ended September 30, 2017.  The reason for the decline during the three and nine months ended September 30, 2018 compared to the same periods in 2017 is due mainly to the implementation of the Tax Reform Act that was signed into law in December 2017 and effective for 2018. In addition, we had an increase in federal tax credits that are expected to be generated during the year, an increase in the impact of excess tax benefit recorded on equity awards, and a tax benefit recorded as a result of updating the prior year provisional amount recorded to account for the effects of the Tax Reform Act.  While we took significant efforts to update the prior year provisional amount related to the law change in previous quarters, the Company recorded a $1.6 million tax benefit related to the revaluation of deferred taxes in the current quarter.  The benefit was the result of return to provision items including acquired loan accounting and an accounting method study completed during the quarter.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of September 30, 2018, shareholders’ equity was $2.4 billion, an increase of $59.2 million, or 2.6%, from December 31, 2017, and an increase of $735.3 million, or 45.0%, from $1.6 billion at September 30, 2017.  The driving factor for the increase from year-end was attributable to net income of $129.9 million, which was offset by the common stock dividend paid of $37.5 million and an increase in the accumulated other comprehensive loss of $34.1 million.  At September 30, 2018, we had accumulated other comprehensive loss of $44.5 million compared to an accumulated other comprehensive loss of $10.4 million at December 31, 2017.  This change was mainly attributable to the increase of $32.9 million, net of tax, in the unrealized loss position in the available for sale securities portfolio during the first nine months of 2018 due to the rising rate environment.  The increase in shareholders’ equity from September 30, 2017 was primarily the result of the issuance of common stock through the merger with PSC during the fourth quarter of 2017 of $688.6 million.  The increase was also attributable to net income of $132.2 million and partially offset by dividends paid to common shareholders of $47.2 million and an increase in the accumulated other comprehensive loss of $40.7 million.  Our common equity-to-assets ratio was 16.31% at September 30, 2018, up from 15.96% at December 31, 2017 and 14.62% at September 30, 2017.

 In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000 of which 900,000 was still available for repurchase as of September 30, 2018.  Starting in late October of 2018, the Company began repurchasing its common shares in open market transactions.   The Company made this determination after considering the liquidity needs and capital resources as well as the estimated current value of the Company's net assets.  The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of the Company's common stock, and the availability of alternative investment opportunities.  As of the date of this filing, the Company has repurchased 351,200 shares at an average price of $65.69 a share for a total of $23.1 million in common stock since September 30, 2018 and may repurchase up to an additional 548,800 shares of common stock under the stock repurchase program.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, in July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision (“Basel III”), among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Basel III became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules.

The Basel III capital rules framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. As applied to the Company and the Bank, the rules include a minimum ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5%. The rules also raise our minimum required ratio of Tier 1 capital to risk-weighted assets from 4% to 6%.  Our minimum required leverage ratio under the rules is 4% (the rules eliminated a previous exemption that permitted a minimum leverage ratio of 3% for certain institutions). Our minimum required total capital to risk-weighted assets ratio remains at 8% under Basel III.

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the rules a covered banking organization will also be required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer was phased in over a four year period at 0.625% per annual, beginning January 1, 2016 and will become fully effective on January 1, 2019, and will ultimately consist of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

In terms of quality of capital, the rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. When implemented, the Basel III rules also changed the methodology for calculating risk-weighted assets to enhance risk sensitivity.

Under the Basel III rules, accumulated other comprehensive income (“AOCI”) is presumptively included in common equity Tier 1 capital and can operate to reduce this category of capital. When implemented, the final rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, which election the Bank and the Company have made.  As a result, the Company and the Bank retain the pre-existing treatment for AOCI.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2018	2017	2017
South State Corporation:
Common equity Tier 1 risk-based capital	12.30%	11.59%	12.11%
Tier 1 risk-based capital	13.31%	12.60%	12.96%
Total risk-based capital	13.80%	13.04%	13.51%
Tier 1 leverage	10.82%	10.36%	10.34%

South State Bank:
Common equity Tier 1 risk-based capital	13.14%	12.38%	12.56%
Tier 1 risk-based capital	13.14%	12.38%	12.56%
Total risk-based capital	13.63%	12.82%	13.10%
Tier 1 leverage	10.68%	10.18%	10.02%

The Tier 1 leverage ratio increased compared to December 31, 2017 due to the increase in our capital outpacing the increase in our average asset size.  The Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all increased compared to December 31, 2017 due to our capital increasing outpacing the increase in our risk-based assets.  The increase in our capital was mainly attributable to net income in the first nine months of 2018 of $129.9 million.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.4 billion, or approximately 22.1%, compared to the balance at September 30, 2017, and by $1.1 billion, or 17.2% annualized, compared to the balance at December 31, 2017.

Our investment securities portfolio increased $234.2 million, or 17.5%, compared to the balance at September 30, 2017, and decreased by $102.8 million compared to the balance at December 31, 2017.  The main reason for the increase from September 30, 2017 was the addition of the investment portfolio of PSC through the merger in the fourth quarter of 2017, which totaled $301.8 million at September 30, 2018.  The reason for the decline since December 31, 2017 was that the total of mortgage paydowns of $162.9 million, calls of $12.1 million and sales of $83.8 million have outpaced our purchases of $203.4 million as well as the unrealized loss in the investment portfolio has increased $40.7 million in the first nine months of 2018.   Total cash and cash equivalents were $307.3 million at September 30, 2018 as compared to $377.6 million at December 31, 2017 and $403.9 million at September 30, 2017.

At September 30, 2018, December 31, 2017 and September 30, 2017, the Company had $12.0 million, $43.6 million and $23.9 million, respectively, in traditional, out-of-market brokered deposits and $69.4 million, $113.3 million, and $52.5 million, respectively, of reciprocal brokered deposits.  Total deposits were $11.6 billion at September 30, 2018, up $2.6 billion or 28.2%, from September 30, 2017.  This increase was mainly related to the deposits acquired through the merger with PSC, which totaled $2.1 billion at September 30, 2018.  The deposits related to PSC included $466.9 million in noninterest-bearing transaction accounts, $445.0 million in interest-bearing transaction accounts, $638.6 million in savings and money market accounts and $539.0 million in certificates of deposit.  These deposit balances do not include new deposits opened in the PSC market.  The Company has had legacy deposit growth since September 30, 2017 of $462.4 million, which included an increase in noninterest-bearing transaction accounts of $185.0 million, interest-bearing transaction accounts of $24.4 million, savings and money market account of $55.3 million and certificates of deposit of $197.7 million.  Other borrowings increased $32.6 million to $115.9 million from the balance at September 30, 2017 of $83.3 million.  Other borrowings at September 30, 2017 included $9.0 million in FHLB advances acquired in the SBFC merger.  These advances were paid off in the fourth quarter of 2017.  The balance in other borrowings at September 30, 2018 mainly consists of junior subordinated debt of $115.0 million.    With the merger with PSC, the Company acquired $40.9 million in junior subordinated debt, $270.0 million in FHLB borrowings and $30.0 million senior debt.  As of September 30, 2018 all of the debt acquired except for the junior subordinated debt has either matured or paid off.  The Company borrowed $100.0 million in FHLB short term advances in December 2017 to provide some liquidity related to the PSC acquisition but such debt was paid off in the second quarter of 2018.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2018, our Bank had total federal funds credit lines of $556.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2018, our Bank had $378.3 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2018, our Bank had a total FHLB credit facility of $1.9 billion with total outstanding letters of credit consuming $11.5 million, $112,000 in outstanding advances and $76,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program.  The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2018, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $380.5 million at September 30, 2018. Based on this criteria, the Company had two such credit concentrations at September 30, 2018, including $431.2 million of loans on hotels and motels and $1.3 billion of loans to lessors (owners) of nonresidential buildings.

Additionally, we monitor two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital.  At September 30, 2018 and December 31, 2017, the Bank’s construction and land development loans as a percentage of total risk-based capital were 76.2% and 90.5%, respectively.  The non-owner occupied loans which includes construction and land development loans along with non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 212.4% and 227.3% as of September 30, 2018 and December 31, 2017, respectively.  Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital.  As of September 30, 2018, the Bank was well below the established regulatory guidelines.  When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2018 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017

Item 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of September 30, 2018 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

In February 2004, we announced a stock repurchase program with no formal expiration date to repurchase up to 250,000 shares of our common stock.  In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  There are 900,000 shares that may yet be purchased under that program.  The following table reflects share repurchase activity during the third quarter of 2018:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 - July 31	—		$—	—	1,000,000
August 1 - August 31	100,000		83.44	100,000	900,000
September 1 - September 30	3,513	*	82.65	—	900,000

Total	103,513			100,000	900,000

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: November 2, 2018	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2018	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer