Form 10-K
period 2018-12-31
SOUTH STATE Corp
filed 2019-02-22
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting stock of the registrant held by non‑affiliates was $3,126,386,000 based on the closing sale price of $86.25 per share on June 30, 2018. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 20, 2019 was 35,370,054.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 ‑ 14 of this form 10‑K.

South State Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders.

Forward‑Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward‑Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1.  Business.

South State Corporation, headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina.  We provide a wide range of banking services and products to our customers through our wholly‑owned bank subsidiary, South State Bank (the “Bank”), a South Carolina‑chartered commercial bank that opened for business in 1934.  The Bank operates South State Advisory, Inc. (formerly First Southeast 401k Fiduciaries), a wholly-owned registered investment advisor.  We merged Minis & Co., Inc., another registered investment advisor that was wholly-owned by the Bank, with and into South State Advisory effective January 1, 2019.  We will continue to use the name Minis & Co., Inc. as a Doing Business As (DBA) going forward.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

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

Our Bank provides a full range of retail and commercial banking services, mortgage lending services, trust and wealth management, and consumer loans through financial centers in South Carolina, North Carolina, Georgia and Virginia . At December 31, 2018, we had approximately $14.7 billion in assets, $11.0 billion in loans, $11.6 billion in deposits, $2.4 billion in shareholders’ equity, and a market capitalization of approximately $2.1 billion.

Our Bank began operating in 1934 in Orangeburg, South Carolina and has maintained our ability to provide high quality customer service while also leveraging our size to offer some products more common to larger banks. We have pursued a growth strategy that relies on organic growth supplemented by the acquisition of select financial institutions or branches in certain market areas.

In recent years, we have continued to grow our business under our guiding principles of soundness, profitability and growth. Below are highlights of our expansion efforts over the past three years:

•

On November 30, 2017, the Company acquired all of the outstanding common stock of Park Sterling Corporation (“PSC”), of Charlotte, North Carolina, the bank holding company for Park Sterling Bank (“PSB”), in a stock-for-stock merger.  PSC common shareholders received 0.14 shares of the Company’s common stock in exchange for each share of PSC common stock resulting in the Company issuing 7,480,343 shares of its common stock.  In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million.  As a result of the merger, we added 53 locations to the Bank’s footprint, consisting of five offices in Georgia, 23 offices in South Carolina, 17 offices in North Carolina and eight offices in Virginia.

•

On January 3, 2017, the Company acquired all of the outstanding common stock of Southeastern Bank financial Corporation (“SBFC”), of Augusta, Georgia, the bank holding company for Georgia Bank & Trust Company of Augusta (“GB&T”), in a stock-for-stock merger.  SBFC common shareholders received 0.7307 shares of the Company’s common stock in exchange for each share of SBFC common stock resulting in the Company issuing 4,978,338 shares of its common stock.  In total, the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling

$490,000. As a result of the merger, we added 12 offices in the Augusta, Georgia and Aiken, South Carolina markets.

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

Products and Services

Lending Activities

We believe we have a strong team of consumer and commercial bankers to execute on a client-centered, relationship-driven banking model. Our commercial banking team focuses on businesses with an advisory approach that emphasizes understanding the client’s business and offering a broad suite of loan, deposit and treasury management products and services. Our consumer banking team consists of experienced professionals that focus on knowing their individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions. We strive to do business in the areas served by our branches, which are also where our marketing is focused, and the vast majority of our new loan customers are located in existing market areas.

Our loan portfolio includes commercial real estate loans, residential real estate loans, commercial and industrial loans and consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower and the borrower’s market or industry. Attributes of the relevant business market or industry include the competitive environment, customer and supplier availability, the threat of substitutes and barriers to entry and exit.

Commercial Real Estate Loans. As of December 31, 2018, $5.6 billion, or 51%, of our bank loan portfolio consisted of loan secured by commercial real estate (including owner occupied and non-owner occupied commercial real estate and construction and land development lending). We offer construction financing, acquisition or refinancing of properties, commercial lines of credit and other loans that are secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2018, $3.5 billion, or 32%, of our bank loan portfolio consisted of residential real estate loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates and home equity lines.  It is not our normal business practice to originate subprime loans. Loans are typically closed-end first lien loans for purposes of property purchased, or for refinancing existing loans. The majority of our loans are owner occupied, full documentation loans.

Commercial and Industrial Loans (“C&I”). As of December 31, 2018, $1.3 billion, or 12%, of our total bank loan portfolio consisted of commercial and industrial loans. Our C&I loans include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less.

Other Consumer Loans. As of December 31, 2018, $603 million, or 5%, of our bank loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans.

Deposit Products, Treasury Services and Other Funding Sources

We offer our customers a variety of deposit products and services, including checking accounts, savings accounts, money market accounts, other deposit accounts and treasury and merchant services, through multiple channels, including our extensive network of 168 full-service branches, as of December 31, 2018, and our online, mobile and telephone banking platforms.  As of December 31, 2018, our deposit portfolio was comprised of 26% noninterest-bearing deposits and 74% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in areas surrounding our branches, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets. In order to attract and retain deposits, we rely on providing quality service, offering a suite of retail and commercial products and services and introducing new products and services that meet our customers’ needs as they evolve.

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including: debit card products, treasury management services, merchant services, automated clearing house services, lock-box services remote deposit capture services and other treasury services.

Wealth Management

Through South State Bank and South State Advisory, we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management for affluent clients as well as clients with more modest resources.  We offer a wide range of investment alternatives, including certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products.

Territory Served and Competition

We serve customers and conduct our business from 168 financial centers in 29 South Carolina counties, eight North Carolina counties, 17 Georgia counties and four Virginia counties. We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase mainly as a result of the improvement in financial technology used by both existing and new banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

We experience strong competition from both bank and non‑bank competitors in certain markets. Broadly speaking, we compete with national banks, super‑regional banks, smaller community banks, non‑traditional internet‑based banks, insurance companies and government sponsored entities. We compete for deposits and loans with commercial banks, credit unions and other non-bank competitors. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms. Many of these non‑bank competitors are not subject to the same degree of regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers competitive interest rates on deposit accounts, competitive interest rates charged on loans and other credit products and reasonable service charges. We believe our customers also consider the quality and scope of the services provided and the convenience of banking facilities. Our customers may also take into account the fact that other banks offer different services from those that we provide. The larger national and super‑regional banks may have significantly greater lending limits and may offer additional products. However, by emphasizing customer service and by providing a wide variety of services, we believe that our Bank has generally been able to compete successfully with our competitors, regardless of their size.

Employees

As of December 31, 2018, we had 2,602 full‑time equivalent employees compared to 2,719 as of the same date in 2017. We consider our relationship with our employees instrumental to the success of our business. We provide many of our employees with a comprehensive employee benefit program which includes the following: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plan for officers and key employees, deferred compensation plans for officers and key employees, a defined benefit pension plan for employees hired on or before December 31, 2005 (except for employees acquired in the SunBank acquisition in November of 2005), and a 401(k) plan with employer match.

Regulation and Supervision

As a financial institution, we operate in a highly regulated environment applicable to bank holding companies and banks and their subsidiaries. Below, we have provided some specific information relevant to the Company. The regulatory framework under which we operate is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund and not for the protection of our security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

General

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the SEC, the Consumer Financial Protection Bureau (“CFPB”) and other state and federal law enforcement agencies. This regulatory environment has associated risks of significant potential increases in compliance requirements and associated costs.

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

The Gramm‑Leach‑Bliley Act, also known as the Financial Modernization Act of 1999, amended a number of federal banking laws affecting the Company and our Bank. In particular, the Gramm‑Leach‑Bliley Act permits a bank holding company to elect to become a “financial holding company,” provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered “financial in nature” as defined by the Gramm‑Leach‑Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries.

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

Obligations of a Holding Company to its Subsidiary Banks

A number of obligations and restrictions are imposed by law, regulations and regulatory policies applicable to bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC’s deposit insurance fund in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve Board, which was confirmed in the Dodd‑Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

The Dodd‑Frank Wall Street Reform and Consumer Protection Act

The Dodd‑Frank Act was signed into law in July 2010 and impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies,
•	Granting new authority to the FDIC as liquidator and receiver,
•	Changing the manner in which deposit insurance assessments are made,
•	Requiring regulators to modify capital standards,
•	Establishing the CFPB,
•	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
•	Imposing more stringent requirements on mortgage lenders, and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd‑Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While many have been issued, some remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

Regulatory capital rules adopted in July 2013 to implement capital standards (which we refer to as the Basel III rules or Basel III), that were generally developed by an international committee known as the Basel Committee on Banking Supervision and adopted as part of the implementation of the Dodd-Frank Act, impose higher minimum capital requirements for bank holding companies and banks than those that were previously in place.  The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $3 billion in total consolidated assets.  More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime. The requirements in the rules as applicable to us began to phase in on January 1, 2015 and were fully phased in as of January 1, 2019.

Basel III requires higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a common equity Tier 1, which we sometimes refer to as CET1, risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rules, Tier 1 capital includes two components: Common Equity Tier 1 capital and additional Tier 1 capital. The highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital generally consists of instruments that previously qualified before Basel III as Tier 2 capital plus instruments that the rules have disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is included only in Tier 2 capital under Basel III; except that the rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions.  AOCI is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (Common Equity Tier 1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.

In general, Basel III has had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” generally prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account.  Funds subject to the ownership and sponsorship prohibition include those not required to register with the SEC because they have only qualified purchasers or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2018, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is less than well-capitalized generally cannot offer an effective yield in excess of 75 basis points over the “national rate” (as defined below) paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high‑rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

As of December 31, 2018, the Bank was deemed to be “well capitalized.”

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

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends that exceeds 100% of net income in any calendar year. The Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (the “OCC”) have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings.

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

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity.  The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund), and institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk.  Banks with assets of $10 billion or more (after achieving such asset threshold for four consecutive quarters) are subject to a deposit assessment based on a “scorecard” system that combines regulatory ratings and certain forward‑looking financial measures intended to assess the risk an institution poses to the FDIC’s deposit insurance fund. Because the Bank exceeded $10 billion in assets on January 3, 2017 through the merger with SBFC, the Bank’s deposit insurance assessment became based on this scorecard system starting in the second quarter of 2018, which resulted in an increase in the amount of premiums that we are required to pay for FDIC insurance.  The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  For example, the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% (which ratio was required to be reached by September 30, 2020) of the estimated total amount of insured deposits.  In March 2016, the FDIC adopted rules to impose a surcharge, as required by the Dodd-Frank Act, on the quarterly deposit insurance assessments of insured depository institutions that are deemed under the rules to be “large institutions,” generally defined to include banks with total consolidated assets of $10 billion or more for four consecutive quarters, with the first $10 billion being subtracted from the regular insurance assessment base and certain other potential adjustments being made to determine the surcharge base.  The large institution surcharge became effective on July 1, 2016, and on September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%.  Accordingly, the last quarterly surcharge was reflected in large institutions’ December 2018 assessment invoices, which covered the assessment period from July 1 through September 30.  FDIC regulations provided for two changes to deposit insurance assessments upon reaching the minimum reserve ratio of 1.35%:  (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%.  The Company preliminarily received an estimate from the FDIC that it would receive an assessment credit of approximately $2.4 million based upon the bank being considered a small bank from July 1, 2016 through December 31, 2017 along with the assessment credits earned by SBFC and PSC before they merged with and into the Company in 2017.  Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2018.

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

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires a financial institution’s primary regulator, which is the FDIC for the Bank, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various CRA‑related agreements. In its most recent CRA examination, the Bank received a “satisfactory” rating.

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

•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies;
•	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans;
•

The Secure and Fair Enforcement for Mortgage Licensing Act of 2018 which mandates a nationwide licensing and registration system for residential mortgage loan originators.  The act also prohibits individuals from engaging in the business of a residential mortgage loan originator with first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator; and

•	The Mortgages Acts and Practices – Advertising (Regulation N) prohibits any person from making any material misrepresentation in connection with an advertisement for any mortgage credit product.

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

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. The Company exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Starting in the second quarter of 2018 (subject to any applicable phase-in period), the fourth consecutive quarter in which our total consolidated assets exceeded $10 billion, we became subject to, among other requirements, the following:

•

Establish a Risk Committee.  As a publicly traded bank holding company with $10 billion or more in consolidated assets, we must comply with certain provisions of the Federal Reserve’s enhanced prudential standards.  For instance, we are required to establish, and have established, a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;

•

Durbin Amendment.  Beginning on July 1, 2018, we became subject to the so-called Durbin Amendment to the Dodd-Frank Act relating to debit card interchange fees, called “swipe fees.”  Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction.  The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions.  A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.  See further discussion in Management Discussion & Analysis under the noninterest income subsection on page 57.

•

CFPB Examination.  The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, such as the Bank. Depository institutions with less than $10 billion in assets are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but these banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Company and the Bank are now subject to examination by the CFPB.

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a

“qualified mortgage” as defined by the CFPB. The CFPB has opened inquiries into whether additional rulemaking would be appropriate for overdraft protection programs.

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosures, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or will be proposing, additional regulations on issues that directly relate to our business. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of the banks, such rules may have a material impact on our compliance costs, compliance risk and fee income.

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

Privacy and Credit Reporting

Financial institutions are required through Regulation P to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank’s policy is not to disclose any personal information unless permitted by law.

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

Commercial Real Estate Guidance

In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”).  In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward.  The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans (excluding loans secured by owner-occupied properties) represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio  (excluding loans secured by owner occupied properties) has increased by 50% or more during the prior 36 months.  As of December 31, 2018, aggregate non-owner occupied commercial real estate loans as a percentage of its total capital was 216%.  Over the past 36 months, the aggregate non-owner occupied commercial real estate loan portfolio has increased by more than 50% due mostly through our acquisitions in 2017.

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

Executive Officers of South State Corporation

Executive officers of South State Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officer, and persons chosen to become executive officers, and their ages, positions over the past five years, and terms of office as of February 17, 2019, are as follows:

Name (age)	Position and Five Year History	With the Company Since
Robert R. Hill, Jr. (52)	Chief Executive Officer, Director, President (2004 —2013)	1995
John C. Pollok (53)	Senior Executive Vice President, Director, Chief Financial Officer, Chief Operating Officer (2004—2018)	1996
Jonathan Kivett (45)	Chief Credit Officer	2006
John F. Windley (66)	Chief Executive Officer, President of South State Bank (2006—2018)	2002
Greg Lapointe (55)	President of South State Bank	2012
Renee R. Brooks (49)	Chief Operating Officer, Chief Risk Officer (2016—2017), Corporate Secretary (2009—2014)	1996
John S. Goettee (61)	President of the Bank’s South Carolina and Georgia divisions, President of the Bank’s Southern Group division (2010-2019)	2005
L. Andrew Westbrook (56)	Chief Risk Officer, Director of Risk Management (2014—2017)	2012

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our primary markets of South Carolina, North Carolina, Georgia and Virginia have improved since the end of the last economic recession, concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, had among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. However, the Federal Reserve began increasing the target range for the federal funds rate by 25 basis points in December 2016, by a total of 75 basis points during 2017 and by a total of 100 basis points during 2018 and has indicated the potential for further gradual increases in the target rate depending on the economic outlook. The Federal Reserve also began reducing its holdings of U.S. Treasuries and mortgage-backed securities in October 2017.  As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

Our estimated allowance for loan losses and fair value adjustments with respect to loans acquired in our acquisitions may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet our obligations. Volatility and deterioration in domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, which is primarily secured by real estate, reduces loss exposure.  At December 31, 2018, we had approximately 38,110 of non‑acquired and acquired non‑credit impaired loans secured by real estate with an average loan balance of approximately $227,265. At December 31, 2018, we had approximately 80,761 total non‑acquired and acquired non‑credit impaired loans with an average loan balance of approximately $130,000. We evaluate the collectability of our non-acquired loan portfolio and we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and defaults by borrowers lead to loan losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

The application of the purchase method of accounting in our acquisitions (and any future acquisitions) will impact our allowance for loan losses. Under the purchase method of accounting, all acquired loans were recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans. The allowance associated with our purchased credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance and provision for loan losses. Although we believe that the methodology used by us to determine the amount of both the allowance for loan losses and provision is effective, the regulators or our auditor may conclude that changes are necessary based on information available to them at the time of their review, which could impact our overall credit portfolio. Such changes could result in, among other things, modifications to our methodology for determining our allowance or provision for loan losses or models, reclassification or downgrades of our loans, increases in our allowance for loan losses or other credit costs, imposition of new or more stringent concentration limits, restrictions in our lending activities and/or recognition of further losses. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our non‑acquired and acquired non-credit impaired loan portfolios is secured by real estate. As of December 31, 2018, approximately 82.3% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  While economic conditions and real estate in our primary markets of South Carolina, North Carolina, Georgia and Virginia have continued to improve, there can be no assurance that our local markets will not experience another economic decline.  Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

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

Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single‑family residential lending. At December 31, 2018, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate – owner and non-owner occupied — 38.3%, commercial and industrial business — 11.6%, and construction and land development lending — 9.4%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends in some cases on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans may involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

As of December 31, 2018, our non‑acquired and acquired outstanding commercial real estate loans were equal to 216.0% of our total risk‑based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Changes in local economic conditions where we operate could have a negative effect on our business.

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

•	the possibility that a proposed acquisition may not be timely completed, if at all;
•	creating an adverse short‑term effect on our results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

If we do not successfully manage these risks, our acquisition activities could have a material adverse effect on our operating results and financial condition, including short-term and long‑term liquidity.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Our future acquisitions, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies.  The process for obtaining these required regulatory approvals has become more difficult in recent years.  Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti‑money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

We may be exposed to difficulties in combining the operations of acquired businesses into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired business. In addition, the markets and industries in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We may also lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of an acquisition could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire. In addition, if difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all.

We may be exposed to a need for additional capital resources in the future and these capital resources may not be available when needed or at all.

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

We depend on our net interest income to drive profitability. Differences in volume, yields or interest rates and differences in income earning products such as interest‑earning assets and interest‑bearing liabilities determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control, and an increase in our cost of funds could negatively impact our net interest income. Net interest income will decline in a particular period if:

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

The value of securities in our investment portfolio may decline in the future.

As of December 31, 2018, we owned $1.5 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyberattacks during the past few years has further heightened our attention to this risk. As such, we are in the process of implementing additional security controls and expanding our Cybersecurity team to monitor and assist with the mitigation of this ever increasing risk.

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

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

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

The FDIC insures deposits at FDIC‑insured depository institutions, such as the Bank, up to $250,000 per account. The Bank’s regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern.  Banks with assets of $10 billion or more are subject to a deposit assessment based on a “scorecard” system that combines regulatory ratings and certain forward‑looking financial measures intended to assess the risk an institution poses to the deposit insurance fund. Because the Bank exceeded $10 billion in assets on January 3, 2017 through the merger with SBFC, the Bank’s deposit insurance assessment became based on this scorecard system starting in the first quarter of 2018.

In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  High levels of bank failures since the beginning of the most recent financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the deposit insurance fund. Under the Dodd-Frank Act, the minimum designated reserve ratio for the FDIC deposit insurance fund was increased to 1.35%, and in March 2016, the FDIC adopted rules to impose a surcharge on the quarterly deposit insurance assessments on “large institutions,” generally defined to include banks with total consolidated assets of $10 billion or more for four consecutive quarters, with the first $10 billion being subtracted from the regular insurance assessment base and certain other potential adjustments being made to determine the surcharge base.  The large institution surcharge became effective on July 1, 2016, and on September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%.  Accordingly, the last quarterly surcharge was reflected in large institutions’ December 2018 assessment invoices, which covered the assessment period from July 1, 2018 through September 30, 2018.

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

Because our total consolidated assets exceed $10 billion, we are subject to additional regulations and oversight that have not previously been applicable to us and that could materially and adversely affect our revenues and expenses.

We exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017. As a result, we have become subject to additional regulations and oversight that could adversely affect our revenues and expenses. Such regulations and oversight include the following:

The CFPB has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards. The CFPB has examination and primary enforcement authority with respect to banks with over $10 billion in assets, such as the Bank. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Furthermore, with respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to   a deposit assessment based on a new scorecard issued by the FDIC. This new deposit assessment scorecard calculation, which became applicable to the Bank starting with the second quarter of 2018, considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of a bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Any increase in the Bank’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source.

In addition, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards known as the Durbin Amendment. Beginning on July 1, 2018, the Bank is limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. In 2018, we earned approximately $31.2 million in bankcard services income.  We estimate that bankcard service income was reduced by approximately $9.6 million during the last half of 2018 due to the change in regulation on the amount that can be charged for interchange transaction fees. This regulation, which we refer to herein as the Durbin amendment, became applicable to us on July 1, 2018.

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

The Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital which could adversely affect our financial condition and operations

In July 2013, the federal bank regulatory agencies issued a final rule that revised their risk‑based capital requirements and the method for calculating risk‑weighted assets to generally make them consistent with an accord reached by the Basel Committee on Banking Supervision and to implement certain provisions of the Dodd‑Frank Act. This rule substantially amended the regulatory risk‑based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank and were fully phased in on January 1, 2019.

The final rules included higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a common equity Tier 1 risk-based capital ratio of 4.5% (the minimum common equity Tier 1 risk-based capital ratio plus a fully phased-in capital conservation buffer is 7%);
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement; the minimum Tier 1 risk-based capital ratio plus a fully phased-in capital conservation buffer is 8.5%);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement; the minimum total risk-based capital ratio plus a fully phased-in capital conservation buffer is 10.5%); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is defined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital generally consists of instruments that before Basel III qualified as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is included only in Tier 2 capital under Basel III; except that the rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions.  Bank holding companies that exceed $15 billion in total consolidated assets through organic growth can also continue to include trust preferred securities and cumulative perpetual preferred stock in Tier 1 Capital until they enter into an acquisition.  AOCI is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019.

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

In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”.   If U.S. debt ceiling, budget deficit or debt concerns, domestic or international economic or political concerns, or other factors were to result in further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, it could adversely affect the U.S. and global financial markets and economic conditions.  A downgrade of the U.S. government’s credit rating or any failure by the U.S. government to satisfy its debt obligations could create financial turmoil and uncertainty, which could weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.

New accounting standards could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

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

Our authorized capital includes 80,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2018, we had 35,829,549 shares of common stock outstanding and had reserved for issuance 213,866 shares underlying options that are or may become exercisable at an average price of $61.28 per share. In addition, as of December 31, 2018, we had the ability to issue 268,919 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located in a four‑story facility, located at 520 Gervais Street, Columbia, South Carolina, 29201. The main offices of South State Bank and the Central region lead branch are also located in this approximately 57,000 square‑foot building. Including this main location, our bank owns 137 properties and leases 61 properties, all of which are used as branch locations or for housing operational units in North and South Carolina, Georgia and Virginia. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 6—Premises and Equipment and Note 20—Lease Commitments to our audited consolidated financial statements.

Item 3.  Legal Proceedings.

As of December 31, 2018 and the date of this form 10‑K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The table below describes historical information regarding our common equity securities:

	2018	2017	2016	2015	2014
Stock Performance
Dividends per share	$1.38	$1.32	$1.21	$0.98	$0.82
Dividend payout ratio	28.27%	44.11%	28.91%	23.84%	26.61%
Dividend yield (based on the average of the high and low for the year)	1.84%	1.53%	1.60%	1.39%	1.34%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	12.34x	29.74x	20.91x	17.51x	21.78x
Price/book ratio (end of year)	0.91x	1.39x	1.87x	1.64x	1.64x
Common Stock Statistics
Stock price ranges:
High	$93.25	$94.50	$91.85	$81.80	$68.50
Low	56.55	78.60	59.19	58.84	53.87
Close	59.95	87.15	87.40	71.95	67.08
Volume traded on exchanges	38,801,800	30,991,600	22,823,100	23,422,500	18,488,200
As a percentage of average shares outstanding	105.86%	103.83%	94.31%	96.83%	76.63%
Earnings per share, basic	$4.90	$2.95	$4.22	$4.15	$3.11
Earnings per share, diluted	4.86	2.93	4.18	4.11	3.08
Book value per share	66.04	62.81	46.82	43.84	40.78

Quarterly Common Stock Price Ranges and Dividends

	Year Ended December 31,
	2018			2017
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$92.45	$84.00	$0.33	$93.40	$80.25	$0.33
2nd	93.25	83.45	0.34	92.60	80.95	0.33
3rd	90.10	79.85	0.35	90.10	78.60	0.33
4th	83.21	56.55	0.36	94.50	85.10	0.33

As of February 20, 2019, we had issued and outstanding 35,370,054 shares of common stock which were held by approximately 24,500 shareholders of record. Our common stock trades in The NASDAQ Global Select MarketSM under the symbol “SSB.”

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

We pay cash dividends to the Company’s shareholders from our assets, which are provided primarily by dividends paid to the Company by our Bank. Certain restrictions exist regarding the ability of our subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the SCBFI is required to pay dividends in excess of 100% of net income in any calendar year. For the year ended December 31, 2018, our Bank paid dividends of approximately $117.2 million to the Company, which did not require SCBFI approval. Dividends paid to our shareholders are approved each quarter by the board of directors.

Cumulative Total Return Performance

Total Return Performance
200
150
100
50
Index Value
South State Corporation
NASDAQ Composite Index
SNL Southeast Bank Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
South State Corporation	$100.00	$102.26	$111.17	$137.44	$139.16	$97.37
NASDAQ Composite Index	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
SNL Southeast Bank Index	$100.00	$112.63	$110.87	$147.18	$182.06	$150.42

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

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000, all of which had been repurchased as of December 31, 2018.  In January 2019, the Board of Directors approved a new program to repurchase up to 1,000,000 of our common shares.  The Company is not obligated to repurchase any additional shares under the 2019 stock repurchase program, and any repurchases under the 2019 stock repurchase program after December 23, 2019 would require additional Federal Reserve approval.  As of the date of this filing, the Company has repurchased 500,000 shares of the 1,000,000 approved in January 2019 at an average price of $66.53.   The activity under the new 2019 stock repurchase

program is not reflected in the table below.  The following table reflects share repurchase activity during the fourth quarter of 2018:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	200,313	*	$64.22	200,000	700,000
November 1 ‑ November 30	569,000	*	68.45	569,000	131,000
December 1 ‑ December 31	133,186	*	63.12	131,000	—
Total	902,499			900,000	—

*     For the months ended October 31, 2018 and December 31, 2018, total includes 313 shares and 2,186 shares, respectively, that were repurchased under arrangements, authorized by our stock‑based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the plan to repurchase 1,000,000 shares.

Item 6.  Selected Financial Data.

The following table presents selected financial and quantitative data for the five years ended December 31 for South State Corporation:

(Dollars in thousands, except per share)	2018	2017	2016	2015	2014
Balance Sheet Data Period End
Assets	$14,676,328	$14,466,589	$8,900,592	$8,557,348	$7,826,227
Acquired credit impaired loans, net of acquired allowance for loan losses	485,119	618,803	602,546	733,870	919,402
Acquired non-credit impaired loans	2,594,826	3,507,907	836,699	1,049,538	1,327,999
Non-acquired loans	7,933,286	6,492,155	5,241,041	4,220,726	3,467,826
Loans, net of unearned income*	11,013,231	10,618,865	6,680,286	6,004,134	5,715,227
Investment securities	1,542,671	1,673,769	1,014,981	1,027,748	826,943
FDIC receivable for loss share agreements	—	—	—	4,401	22,161
Goodwill and other intangible assets	1,065,800	1,073,375	378,188	385,765	366,927
Deposits	11,646,933	11,532,766	7,334,423	7,100,428	6,461,045
Nondeposit borrowings	536,733	503,242	369,131	343,389	322,751
Shareholders’ equity	2,366,296	2,308,920	1,134,588	1,059,384	984,920
Number of common shares outstanding	35,829,549	36,759,656	24,230,392	24,162,657	24,150,702
Book value per common share	66.04	62.81	46.82	43.84	40.78
Tangible common equity per common share***	36.30	33.61	31.22	27.88	25.59
Annualized Performance Ratios
Return on average assets	1.23%	0.77%	1.16%	1.21%	0.95%
Return on average equity	7.63	5.26	9.17	9.67	7.79
Return on average tangible common equity***	14.93	9.63	14.72	15.97	13.77
Net interest margin (taxable equivalent)	4.09	4.15	4.22	4.58	4.80
Efficiency ratio *****	63.57	66.53	63.44	63.71	71.09
Dividend payout ratio	28.27	44.11	28.91	23.84	26.61
Asset Quality Ratios
Allowance for loan losses to period end loans**	0.65%	0.67%	0.71%	0.81%	1.00%
Allowance for loan losses to period end nonperforming loans**	340.88	292.95	250.66	181.84	121.12
Net charge-offs to average loans**	0.04	0.04	0.06	0.09	0.16
Excluding acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.24	0.27	0.36	0.65	1.05
Nonperforming assets to period end total assets	0.13	0.12	0.21	0.32	0.47
Including acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.37	0.34	0.58	0.89	1.38
Nonperforming assets to period end total assets	0.28	0.25	0.43	0.63	1.02
Capital Ratios
Common equity to assets	16.12%	15.96%	12.75%	12.38%	12.58%
Tangible common equity to tangible assets***	9.56	9.23	8.88	8.24	8.28
Tier 1 leverage ratio****	10.65	10.36	9.88	9.31	9.47
Common equity Tier 1 to risk-weighted assets****	12.05	11.59	11.66	11.84	—
Tier 1 risk-based capital****	13.05	12.60	12.43	12.71	13.62
Total risk-based capital****	13.56	13.04	13.04	13.34	14.43
Other Data
Number of financial centers	168	182	116	127	127
Number of employees (full-time equivalent basis)	2,602	2,719	2,055	2,058	2,081

*	Excludes loans held for sale.
**	Excludes acquired assets.
***	A reconciliation of non‑GAAP measures to GAAP is presented on page 41.
****	The bank regulatory risk-based capital ratios are not comparable in 2018, 2017, 2016 and 2015 to 2014 due to the adoption of Basel III beginning in January 1, 2015 (see Note 25 – Regulatory Matters).
*****

Note that the efficiency ratios for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been adjusted and restated to reflect the reclassification of interchange network costs from noninterest expense to offset noninterest income.  The amounts reclassified for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 were $12.2 million, $9.1 million, $9.1 million, $5.9 million and $4.7 million, respectively.  See Note 1-Summary of Significant Accounting Policies – Revenue from Contracts with Customers (Topic 606) and Method of Adoption and Noninterest Income on page 56 for further discussion.

The table below provides a reconciliation of non‑GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands, except per share)	2018	2017	2016	2015	2014
Adjusted earnings
Net income available to common shareholders (GAAP)	$178,871	$87,554	$101,282	$99,473	$74,364
Securities (gains) losses, net of tax	520	(946)	(81)	—	1
Other‑than‑temporary impairment (OTTI), net of tax	—	501	—	323	—
Early termination of FDIC Loss Share Agreements, net of tax	—	—	2,938	—	—
Provision for income taxes - deferred tax asset revaluation	(990)	26,558	—	—	—
Merger and conversion related expense, net of tax	23,692	31,469	5,960	4,595	16,207
Net adjusted earnings available to common shareholders (non‑GAAP)	$202,093	$145,136	$110,099	$104,391	$90,572
Adjusted earnings per common share, basic
Earnings per common share, basic (GAAP)	$4.90	$2.95	$4.22	$4.15	$3.11
Effect to adjust for securities (gains) losses, net of tax	0.01	(0.03)	(0.00)	—	0.00
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	0.02	—	0.01	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	—	0.12	—	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	(0.03)	0.89	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.65	1.06	0.24	0.20	0.68
Adjusted earnings per common share, basic (non‑GAAP)	$5.53	$4.89	$4.58	$4.36	$3.79
Adjusted earnings per common share, diluted
Earnings per common share, diluted (GAAP)	$4.86	$2.93	$4.18	$4.11	$3.08
Effect to adjust for securities (gains) losses, net of tax	0.02	(0.03)	(0.00)	—	0.00
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	0.01	—	0.01	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	—	0.12	—	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	(0.03)	0.89	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.65	1.05	0.25	0.19	0.67
Adjusted earnings per common share, diluted (non‑GAAP)	$5.50	$4.85	$4.55	$4.31	$3.75
Adjusted return on average assets
Return on Average Assets (GAAP)	1.23%	0.77%	1.16%	1.21%	0.95%
Effect to adjust for securities (gains) losses, net of tax	0.00	(0.01)	(0.00)	—	0.00
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	0.01	—	0.01	—
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	—	0.03	—	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	(0.01)	0.23	—	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.17	0.28	0.07	0.05	0.20
Adjusted return on average assets (non-GAAP)	1.39%	1.28%	1.26%	1.27%	1.15%
Tangible common equity per common share
Book value per common share (GAAP)	$66.04	$62.81	$46.82	$43.84	$40.78
Effect to adjust for intangible assets	(29.74)	(29.20)	(15.60)	(15.96)	(15.19)
Tangible common equity per common share (non‑GAAP)	$36.30	$33.61	$31.22	$27.88	$25.59
Return on average tangible common equity
Return on average common equity (GAAP)	7.63%	5.26%	9.17%	9.67%	7.79%
Effect to adjust for intangible assets	7.30%	4.37%	5.55%	6.30%	5.98%
Return on average tangible common equity (non‑GAAP)	14.93%	9.63%	14.72%	15.97%	13.77%
Tangible common equity to tangible assets
Common equity to assets (GAAP)	16.12%	15.96%	12.75%	12.38%	12.58%
Effect to adjust for intangible assets	(6.56)%	(6.73)%	(3.87)%	(4.14)%	(4.30)%
Tangible common equity to tangible assets (non‑GAAP)	9.56%	9.23%	8.88%	8.24%	8.28%

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

The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2018	2017	2016	2015	2014
Summary of Operations
Interest income	$567,208	$426,000	$333,163	$338,101	$342,022
Interest expense	53,992	17,014	8,317	10,328	15,662
Net interest income	513,216	408,986	324,846	327,773	326,360
Provision for loan losses	13,783	11,890	6,819	5,864	6,590
Net interest income after provision for loan losses	499,433	397,096	318,027	321,909	319,770
Noninterest income	145,749	140,029	121,204	109,638	90,015
Noninterest expense	420,927	368,320	285,189	281,172	298,357
Income before provision for income taxes	224,255	168,805	154,042	150,375	111,428
Provision for income taxes	45,384	81,251	52,760	50,902	35,991
Net income	178,871	87,554	101,282	99,473	75,437
Preferred stock dividends	—	—	—	—	1,073
Net income available to common shareholders	$178,871	$87,554	$101,282	$99,473	$74,364
Per Common Share Information
Net income available to common shareholders, basic	$4.90	$2.95	$4.22	$4.15	$3.11
Net income available to common shareholders, diluted	4.86	2.93	4.18	4.11	3.08
Cash dividends	1.38	1.32	1.21	0.98	0.82

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward‑Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and South State Corporation (“South State”). Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,”  “believes,” “will,”  “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. South State cautions readers that forward looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

•

Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;

•	Increased expenses, loss of revenues, and increased regulatory scrutiny associated with our total assets having exceeded $10.0 billion;
•	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
•	Ownership dilution risk associated with potential acquisitions in which South State’s stock may be issued as consideration for an acquired company;
•	Potential deterioration in real estate values;
•

The impact of competition with other financial institutions, including pricing pressures (including those resulting from the Tax Cuts and Jobs Act) and the resulting impact, including as a result of compression to net interest margin;

•	Credit risks associated with an obligor’s failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed under the terms of any loan-related document;
•	Interest risk involving the effect of a change in interest rates on the bank’s earnings, the market value of the bank’s loan and securities portfolios, and the market value of South State’s equity;
•	Liquidity risk affecting the bank’s ability to meet its obligations when they come due;
•

Risks associated with an anticipated increase in South State’s investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities South State desires to acquire are not available on terms acceptable to South State;

•	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
•	Transaction risk arising from problems with service or product delivery;
•	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
•

Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and including the impact of the recently enacted Tax Cuts and Jobs Act, the Consumer Financial Protection Bureau rules and regulations, and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (CECL);

•	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
•	Reputation risk that adversely affects earnings or capital arising from negative public opinion;
•	Terrorist activities risk that results in loss of consumer confidence and economic disruptions;
•

Cybersecurity risk related to the dependence of South State on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, subjects each company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•	Greater than expected noninterest expenses;
•	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one‑time debit card transactions;
•	Excessive loan losses;
•	Failure to realize synergies and other financial benefits from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame;
•

Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;

•	The risks of fluctuations in market prices for South State common stock that may or may not reflect economic condition or performance of South State;
•

The payment of dividends on South State common stock is subject to regulatory supervision as well as the discretion of the board of directors of South State, South State’s performance and other factors;

•

Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration; and

•

Other risks and uncertainties disclosed in South State’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC) or disclosed in documents filed or furnished by South State with or to the SEC after the filing of such Annual Reports on Form 10-K, and of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

For any forward‑looking statements made in this Report or in any documents incorporated by reference into this Report, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.  All forward-looking statements speak only as of the date they are made and are based on information available at that time. South State does not undertake any obligation to update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by federal securities laws.  As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements. All subsequent written and oral forward looking statements by the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by our forward‑looking statements may also be included in other reports that the Company files with the SEC. The Company cautions that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward‑looking statements.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes South State Corporation and its subsidiary’s results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017, and the year ended December 31, 2017 as compared to the year ended December 31, 2016, and also analyzes our financial condition as of December 31, 2018 as compared to December 31, 2017. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest‑earning assets, such as loans and investments, and the expense on our interest‑bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest‑earning assets and the rate we pay on our interest‑bearing liabilities.

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

Overview

We achieved net income of $178.9 million, or $4.86 diluted earnings per share (“EPS”), during 2018 compared to net income of $87.6 million, or $2.93 diluted EPS, in 2017.  Net income available to the common shareholders was up $91.3 million, or 104.3% in 2018, due primarily to the following:

•

Increased interest income of $141.2 million which resulted primarily from a $131.9 million increase in interest income from loans. The increase in loan interest income resulted from a $65.9 million increase in interest income from the non-acquired loan portfolio due to increases in both the size of the non-acquired loan portfolio and in interest rates and from a $66.5 million increase in interest income from the acquired loan portfolio due to loans acquired in the PSC acquisition.  The increase in interest income was also due to an $8.0 million increase in income from investment securities in 2018 as both the average balance increased $195.1 million mainly due to investment securities acquired in the PSC acquisition and the yield increased 21 basis points as interest rates have increased;

•

Increased interest expense of $37.0 million which resulted from both an increase in the average balance and an increase in cost of interest-bearing liabilities.  The increase in average balance was mainly due to interest-bearing deposits acquired in the PSC acquisition.  The increase in cost of interest-bearing liabilities was mostly due to the effect of the rising rate environment on our core deposits and the increased competition for deposits in our markets;

•

Higher provision for loan losses of $1.9 million, resulting primarily from a $2.1 million increase in the provision within the non-acquired loan portfolio.  The increase in the provision for the non-acquired loan portfolio was due to loan growth of $1.4 billion in 2018 as asset quality remained strong and stable.  The provision for acquired non-credit impaired loans increased by $756,000 in 2018 compared to 2017 and was due to an increase in loan charge-offs in the portfolio.  The increase in loan charge-offs was primarily the result of a specific loan relationship and was not representative of a particular trend within any of our markets.  The increases in the provisions for the non-acquired and acquired non-credit impaired loan portfolios were offset by a decline in the provision for the acquired credit impaired loan portfolio.  The provision for acquired credit impaired loans decreased by $942,000 due to a decline in impairments within the portfolio;

•

Improved noninterest income totaling $5.7 million resulting primarily from an increase in trust and investment services income of $4.8 million and a $5.1 million increase in other noninterest income which included increases in the capital markets income and income related to Bank Owned Life Insurance (BOLI).  These increases were partially offset by a decline in mortgage banking income of $4.4 million due to less activity with the rising rate environment and lower sales volume. (See Noninterest Income section on page 55 for further discussion);

•

Higher noninterest expense of $52.6 million resulting primarily from an increase in salaries and benefits of $38.7 million, information services expense of $8.9 million, $8.2 million in net occupancy and furniture and equipment expense, $4.5 million in FDIC assessment charges, $3.8 million in amortization of intangibles and $2.9 million in professional fees.  These increases were related to increased costs associated with the PSC acquisition in the fourth quarter of 2017.  These increases were partially offset by a decrease in merger and branch consolidation related expenses of $14.6 million. (See Noninterest Expense section on page 57 for further discussion); and

•

Lower income tax provision of $35.9 million due to a decline in our effective tax rate in 2018 primarily as a result of the reduction in the federal tax rate from 35% to 21% effective in 2018 due to the enactment of the Tax Reform Act signed into law in the fourth quarter of 2017 and as a result of the Company revaluing its net deferred tax assets from 35% to 21% which resulted in an estimate charge of $26.6 million to income tax expense in the fourth quarter of 2017.

Our asset quality related to non-acquired loans remained strong in 2018.  At December 31, 2018, net charge offs as a percentage of average non‑acquired loans for 2018 remained flat at 0.04% compared to 2017.  Non‑acquired nonperforming assets (“NPAs”) increased slightly to $19.1 million at December 31, 2018 from $17.4 million at December 31, 2017, due to an increase of $1.5 million in non‑acquired other real estate owned (“OREO”).  NPAs as a percentage of non‑acquired loans and repossessed assets decreased three basis points to 0.24% at December 31, 2018 as compared to 0.27% at December 31, 2017.  Our asset quality related to the acquired loan portfolio declined only slightly in 2018.  At December 31, 2018, net charge offs as a percentage of average acquired non-credit impaired loans increased 2 basis points to 0.09% in 2018 from 0.07% in 2017.  Acquired NPAs increased slightly to $21.4 million at December 31, 2018 from $18.7 million at December 31, 2017, due to an increase of $4.2 million in nonperforming acquired non-credit impaired loans.  This increase was partially offset by a decline in acquired other real estate owned (“OREO”) of $1.5 million.

The ALLL declined slightly to 0.65% of total non-acquired loans at December 31, 2018 compared to 0.67% at December 31, 2017. The allowance provides 3.41 times coverage of non-acquired nonperforming loans at December 31, 2018, an increase from 2.93 times coverage at December 31, 2017. We continue to show solid and stable asset quality numbers and ratios.

Our efficiency ratio improved to 63.6% at December 31, 2018 from 66.5% at December 31, 2017.  The improvement in the efficiency ratio was due to the increase in the total of net interest income and noninterest income of 20.0% partially offset by a 14.3% increase in noninterest expense.  The increases in net interest income and noninterest income along with the increase in noninterest expense were related to the acquisition of PSC in the fourth quarter of 2017.  Note that the calculation of the efficiency ratio for both the current and comparable periods have been adjusted to reflect the reclassification of interchange network costs from noninterest expense to offset noninterest income. The calculation for the efficiency ratio would have been 64.4% for 2018 if the reclassification had not been made and was previously reported as 67.1% in 2017 without the reclassification. See further discussion in Note 1 - Summary of Significant Accounting Policies and in the discussion of noninterest income and noninterest expense below. On a non-GAAP adjusted basis for December 31, 2018 and 2017, the efficiency ratio was 59.1% and 58.5%, respectively, excluding one-time expenses of merger and branch consolidation related expenses and net gains on sale of securities in 2018 and 2017.

We continue to remain well‑capitalized with a total risk‑based capital ratio of 13.56% and a Tier 1 leverage ratio of 10.65%, as of December 31, 2018, compared to 13.04% and 10.36%, respectively, at December 31, 2017.  The total risk‑based capital ratio increased in 2018 as the percentage increase in capital through earnings was greater than the percentage increase in risk-weighted assets.  The Tier 1 leverage ratio increased from the prior year primarily due to the percentage increase in Tier 1 capital being greater than the percentage increase in average assets.  We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

At December 31, 2018, we had $14.7 billion in assets and 2,602 full‑ time equivalent employees.  Through our Bank we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Recent Government Actions

Please see the caption “Regulation and Supervision” under PART I, Item 1 Business on page 2.

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

Allowance for Acquired Loan Losses

With the First Financial Holdings, Inc. (“FFHI”), The Savannah Bancorp, Inc. and the PSC acquisitions, the Company segregated the loan portfolio between loans for which there was a discount related, in part, to credit (ASC Topic 310‑30 loans) and loans for which there was not a material discount attributable to credit.  The loans where the discount was not attributable to credit and revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually.  The allowance for loan losses on these loans will be measured and recorded consistent with non‑acquired loans.

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

The Company evaluated the carrying value of goodwill as of April 30, 2018, its annual test date, and determined that no impairment charge was necessary.  Our stock price has historically traded above its book value and tangible book value.  However, during the fourth quarter of 2018, our stock price fell below book value.  The lowest trading price for our stock during the fourth quarter of 2018 was $56.55, and the stock price closed on December 31, 2018 at $59.95, which was below book value of $66.04 but above tangible book value of $36.30.  The Company updated its valuation of the carrying value of goodwill as of December 31, 2018 based on the drop in the Company’s stock price in the fourth quarter of 2018 and determined again that no impairment charge was necessary.  Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2018 or 2017.

On December 22, 2017, the Tax Reform Act was signed into law and includes numerous provisions that impact the Company most notably a reduction in the corporate tax rate from the prior maximum rate of 35% to a flat rate of 21%.  As a result, the Company revalued its deferred tax assets and liabilities during 2017 which resulted in the Company recording a non-cash, increase to income tax expense of $26.6 million.  While the Company took significant efforts to estimate the impact of this revaluation in 2017, additional refinement was required during 2018 to finalize the revaluation.  The Company recorded a tax benefit of $991,000 as a result of additional revaluation refinement measurement period adjustments related to the acquisition of PSC, recognition of income from acquired loans, and adjustments resulting from the Company’s 2017 income tax returns filed in 2018.

Business Combinations, Method of Accounting for Loans Acquired, and FDIC Receivable for Loss Share Agreements

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

In accordance with FASB ASC Topic 805, the FDIC Indemnification Assets were initially recorded at fair value, and were measured separately from the loan assets and foreclosed assets because the loss sharing agreements were not contractually embedded in them or transferrable with them in the event of disposal. The FDIC indemnification asset was measured at carrying value subsequent to initial measurement. Improved cash flows of the underlying covered assets would result in impairment of the FDIC indemnification asset and negative accretion through non‑interest income over the shorter of the lives of the FDIC indemnification asset or the underlying loans. Impairment of the underlying covered assets would result in improved cash flows of the FDIC indemnification asset and a credit to the provision for loan losses for acquired loans will result. As noted above, during the second quarter of 2016, the Bank entered into an agreement with the FDIC for the early termination of all of its outstanding loss share agreements.  As a result, the Company no longer has any covered assets subject to loss share.

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

Results of Operations

Consolidated net income available to common shareholders increased by $91.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.  This increase reflects an increase in net interest income, an increase in noninterest income and a decrease in income tax expense.  Partially offsetting this increase in net income was an increase in noninterest expense and an increase in the provision for loan losses.  Below are key highlights of our results of operations during 2018:

•

Consolidated net income available to common shareholders increased 104.3% to $178.9 million in 2018 compared to $87.6 million in 2017, and increased $77.6 million or 76.6% from 2016, when net income available to common shareholders totaled $101.3 million.

•	Basic earnings per common share increased to $4.90 in 2018 compared with $2.95 in 2017, or 66.1%, and $4.22 in 2016, or 16.1%.
•	Diluted earnings per common share increased to $4.86 in 2018 compared with $2.93 in 2017, or 65.9%, and $4.18 in 2016, or 16.3%.
•

Book value per common share was $66.04 at the end of 2018, an increase from $62.81 at the end of 2017 and $46.82 at the end of 2016. The increase in 2018 was the result of (1) the percentage increase in shareholders’ equity from net income partially offset by common stock dividends paid and (2) the decline in common shares outstanding due to the Company buying back 1,000,000 shares during 2018.  The increase in 2017 was the result of (1) the percentage increase in shareholders’ equity from net income partially offset by the common stock dividend paid and (2) the increase from equity issued with the acquisitions of PSC and SBFC being greater than the percentage increase in shares outstanding during 2017.

•

Return on average assets increased to 1.23% in 2018, compared with 0.77% in 2017 and 1.16% in 2016. The increase in return on average assets for the year ended December 31, 2018 compared to December 31, 2017 was driven by the increase in net income which rose 104.3% or $91.3 million, to $178.9 million while total average assets increased 28.1% or $3.2 billion, to $14.5 billion.  The increase in net income was mainly driven by an increase in net interest income and a reduction in income tax expense.  The increase in net interest income was due to the increase in average interest-earning assets of $2.6 billion in 2018 with the addition of the interest-earning assets from the PSC acquisition along with growth in the non-acquired loan portfolio. The decline in income tax expense was due to a decline in our effective tax rate in 2018 as a result of the implementation of the Tax Reform Act signed into law in the fourth quarter of 2017 and as a result of the Company revaluing its net deferred tax asset from the prior maximum rate of 35% to a flat rate of 21% and taking an estimated charge of $26.6 million to income tax expense in the fourth quarter of 2017.  The decrease in return on average assets for the year ended December 31, 2017 compared to December 31, 2016 was driven by the significant increase in average total assets which increased 30.2%, or $2.6 billion, to $11.4 billion driven mainly by the two acquisitions in 2017.  This compares to a decline in net income of 13.6% which was driven mainly by an increase in income tax expense due to a charge of $26.6 million taken for the revaluation of the deferred tax assets related to the new tax law and an increase in merger related expenses.

•

Return on average common shareholders’ equity increased to 7.63% in 2018, compared with 5.26% in 2017, and 9.17% in 2016.  The increase in return on average common shareholders’ equity for the year ended December 31, 2018 compared to December 31, 2017 was driven by an increase in net income of 104.3% or $91.3 million compared to a smaller percentage increase in average common shareholders’ equity of 40.7% or $678.0 million.  The decrease in return on average common shareholders’ equity for the year ended December 31, 2017 compared to December 31, 2016 was driven by an increase in average common shareholders’ equity which increased 50.9%, or $561.6 million, to $1.7 billion compared to a decline in net income of $13.7 million or 13.6%.
•

Our dividend payout ratio decreased to 28.27% for the year ended December 31, 2018 compared with 44.11% in 2017 and 28.91% in 2016.  The decrease in the dividend payout ratio in 2018 from 2017 was due to the increase in net income available to common shareholders which increased $91.3 million or 104.3% compared to a lower percentage increase in dividends declared of $0.06 per share or 4.3%.  The increase in the dividend payout ratio in 2017 from 2016 was due to the company increasing its dividends declared compared to net income available to common shareholders which declined $13.7 million or 13.6% in 2017.  Our dividend increased by $0.11 per share, or 9.1%, in 2017 compared to 2016.

•

Our common equity to assets ratio increased to 16.12% at December 31, 2018 compared with 15.96% in 2017 and 12.75% in 2016.  The increase in 2018 was the result of the percentage increase in shareholders’ equity of 2.5% being greater than the percentage increase in total assets of 1.4%.  The increase in 2017 was the result of the percentage increase in shareholders’ equity of 103.5% being greater than the percentage increase in total assets of 62.5%.

Net interest income increased by $104.2 million or 25.5% in 2018 compared to 2017.  The increase in net interest income was due to interest income increasing $141.2 million which was partially offset by an increase in interest expense of $37.0 million.  Interest income increased due to the average balance of interest-earning assets increasing $2.6 billion and the yield on interest-earning assets increased 23 basis points during 2018. The increase in interest-earning assets included a $1.3 billion increase in average non-acquired loans, a $1.2 billion increase in average acquired loans and a $195.1 million increase in average investment securities.  The increase in yield on interest-earning assets in 2018 was mainly due to a 23 basis point increase in the yield on the non-acquired loan portfolio and a 21 basis point increase in the yield on the investment portfolio. These increases were partially offset by a decline in the yield on the acquired loan portfolio of 41 basis points.  The overall increase in net interest income related to changes in interest income was partially offset by an increase in interest expense of $37.0 million.  The increase in interest expense was due to both an increase in the average balance of interest-bearing liabilities of $1.9 billion and an increase in the average cost on interest-bearing liabilities of 36 basis points.  Most categories of interest-bearing liabilities increased in 2018 including interest-bearing deposits of $1.9 billion and other borrowings of $55.0 million.  These increases were mainly due to the acquisition of PSC in the fourth quarter of 2017.  The increase in the average cost of interest-bearing liabilities was due to higher costs on all categories of interest-bearing liabilities as interest-bearing deposits increased 35 basis points, federal funds purchased and repurchase agreements increased 42 basis points and other borrowings increased 43 basis points. See the Net Interest Income section below for more detail regarding the changes in 2018.

In the table below, we have reported our results of operations by quarter for the years ended December 31, 2018 and 2017.

Table 1—Quarterly Results of Operations (unaudited)

	2018 Quarters				2017 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$143,868	$143,560	$141,732	$138,048	$117,824	$104,411	$102,779	$100,986
Interest expense	17,476	15,271	12,170	9,075	5,550	4,092	3,748	3,624
Net interest income	126,392	128,289	129,562	128,973	112,274	100,319	99,031	97,362
Provision for loan losses	3,734	3,117	4,478	2,454	3,808	2,062	2,313	3,707
Noninterest income	35,642	32,027	37,525	40,555	36,762	33,735	35,316	34,217
Noninterest expense	96,664	100,294	110,506	113,463	102,266	79,269	84,281	102,505
Income before income taxes	61,636	56,905	52,103	53,611	42,962	52,723	47,753	25,367
Income taxes	12,632	9,823	11,644	11,285	40,541	17,677	15,930	7,103
Net income available to common shareholders	$49,004	$47,082	$40,459	$42,326	$2,421	$35,046	$31,823	$18,264
Earnings Per Share
Net income, basic	$1.36	$1.28	$1.10	$1.15	$0.08	$1.20	$1.09	$0.63
Net income, diluted	1.35	1.28	1.09	1.15	0.08	1.19	1.08	0.63
Cash dividends	0.36	0.35	0.34	0.33	0.33	0.33	0.33	0.33

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

The Federal Reserve’s Federal Open Market Committee’s target for federal funds has increased 100 basis points to a range of 2.25% to 2.50% for the year ended December 31, 2018.  In 2017, the target for federal funds increased 125 basis points to a range of 1.25% to 1.50%.  These increases in interest rates have effected both our net interest income and net interest margin.  The yields on the non-acquired loan portfolio increased 23 basis points in 2018 and this has contributed to higher interest income and therefore, a positive effect on net interest income and net interest margin.  The Company has also had to increase rates on most deposit products during 2018 with the increase in interest rates in order to retain deposit balances.  The cost on interest-bearing deposits increased 35 basis points in 2018.  The increase in the rates/costs on the interest-bearing liabilities due to higher interest rates has contributed to higher interest expense, and therefore, a negative effect on net interest income and net interest margin for 2018 as compared to 2017.

Net interest income highlighted for the year ended December 31, 2018:

•	Net interest income increased by $104.2 million, or 25.5%, to $513.2 million during 2018.
•

Higher 2018 net interest income was mainly driven by an increase in interest income due to higher balances of average interest-earning assets including a $1.3 billion increase in non-acquired loans, a $1.2 billion increase in acquired loans and a $195.1 million increase in investment securities.  The increase in the non-acquired loans portfolio was through organic growth as our markets have remained sound in 2018.  The increase in the acquired loan portfolio and in investment securities was due to the additions of the loan and investment portfolios of PSC through the acquisition in the fourth quarter of 2017.  With the PSC merger in the fourth quarter of 2017, the Company acquired a loan portfolio of $2.3 billion and an investment portfolio of $462.7 million.

•

Higher 2018 interest income was also driven by an increase in the yield on interest earning assets of 23 basis points. This increase was mainly due to a 23 basis point increase in the yield on the non-acquired loan portfolio and a 21 basis point increase in the yield on the investment portfolio. These increases were partially offset by a decline in the yield on the acquired loan portfolio of 41 basis points.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points in 2018 which effectively increased the Prime Rate used for pricing for a majority of our variable rate loans and new originated loans. The increase in interest rates during 2018 was also the reason for the increase in the yield in the investment portfolio as the Company purchased $191.3 million in new securities during 2018 in the rising rate environment.  The yield on the acquired loan portfolio declined due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.  In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on our existing acquired loan portfolio.

•

Higher net interest income driven by higher interest income was partially offset by higher interest expense of $37.0 million in 2018 compared to 2017.  The increase in interest expense was mainly due to higher cost/rates on our interest bearing liabilities as the average cost of interest-bearing liabilities increase 36 basis points to 0.60% in 2018.    The increase in the average rate of interest-bearing liabilities was due to higher costs on all categories of interest-bearing liabilities as interest-bearing deposits increased 35 basis points, federal funds purchased and repurchase agreements increased 42 basis points and other borrowings increased 43 basis points. The increase in the cost of interest-bearing deposits was primarily the result of the rising rate environment with the Federal Reserve increasing the federal funds target rate 100 basis points in 2018.  These rate increases led to an increase in the costs of our core deposits through increased competition in our markets. The increase in costs of deposits was also affected by the rates on the deposits acquired through the merger with PSC being higher than the rates on our legacy deposits.   The increase in cost on federal funds purchased and repurchased agreement and other borrowings was also the result of the Federal Reserve increasing the federal funds target rate by 100 basis points in 2018, which has increased short term borrowing rates and rates on our long term trust preferred borrowings which reprice quarterly and are tied to three-month LIBOR.

•

Higher interest expense in 2018 was also driven by an increase in average interest-bearing liabilities.  Most categories of interest-bearing liabilities increased in 2018 including interest-bearing deposits of $1.9 billion and other borrowings of $55.0 million.  These increases were mainly due to the acquisition of PSC in the fourth quarter of 2017.  With the PSC merger in the fourth quarter of 2017, the Company acquired interest-bearing deposits of $1.9 billion and other borrowings of $340.9 million.  After the PSC acquisition, the Company paid off $300.0 million of acquired other borrowings.

•

Non-taxable equivalent net interest margin decreased three basis points to 4.07% from 4.10% in 2017.  This was mainly due to the increase in the cost of interest-bearing liabilities of 36 basis points being greater than the increase in the yield on interest-earning assets of 23 basis points in 2018.

•

Net interest margin (taxable equivalent) decreased six basis points to 4.09% from 4.15% in 2017.  This was mainly due to the increase in the cost of interest-bearing liabilities of 36 basis points being greater than the increase in the yield on interest-earning assets of 23 basis points in 2018.

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

•	Non-taxable equivalent net interest margin decreased 8 basis points to 4.10% from 4.18% in 2016.
•	Net interest margin (taxable equivalent) decreased 7 basis points to 4.15% from 4.22% in 2016.

Table 2—Yields on Average Interest‑Earning Assets and Rates on Average Interest‑Bearing Liabilities

	Year Ended December 31,
	2018			2017			2016
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$7,179,467	$294,704	4.10%	$5,914,252	$228,829	3.87%	$4,741,294	$182,083	3.84%
Acquired loans, net of acquired ALLL(2)	3,586,146	225,453	6.29%	2,373,287	158,987	6.70%	1,604,740	124,975	7.79%
Loans held for sale	31,255	1,321	4.23%	45,571	1,719	3.77%	41,073	1,403	3.42%
Investment securities:
Taxable	1,410,097	35,563	2.52%	1,225,009	28,165	2.30%	857,288	18,025	2.10%
Tax‑exempt	203,517	6,152	3.02%	193,460	5,591	2.89%	123,628	3,884	3.14%
Federal funds sold and securities purchased under agreements to resell and time deposits	193,798	4,015	2.07%	224,161	2,709	1.21%	406,925	2,793	0.69%
Total interest‑earning assets	12,604,280	567,208	4.50%	9,975,740	426,000	4.27%	7,774,948	333,163	4.29%
Noninterest‑earning assets:
Cash and due from banks	233,515			205,107			172,686
FDIC receivable for loss share agreements	—			—			1,294
Other real estate owned	12,822			15,906			24,064
Other assets	1,738,022			1,197,480			782,030
Allowance for loan losses	(47,183)			(39,937)			(36,351)
Total noninterest‑earning assets	1,937,176			1,378,556			943,723
Total assets	$14,541,456			$11,354,296			$8,718,671
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$5,243,094	$23,063	0.44%	$4,077,742	$4,517	0.11%	$3,329,415	$2,655	0.08%
Savings deposits	1,441,264	4,526	0.31%	1,372,948	2,061	0.15%	775,967	472	0.06%
Certificates and other time deposits	1,793,035	17,863	1.00%	1,123,824	5,775	0.51%	977,468	2,676	0.27%
Federal funds purchased and securities sold under agreements to repurchase	312,768	2,356	0.75%	325,713	1,080	0.33%	320,901	574	0.18%
Other borrowings	157,992	6,184	3.91%	102,985	3,581	3.48%	55,253	1,940	3.51%
Total interest‑bearing liabilities	8,948,153	53,992	0.60%	7,003,212	17,014	0.24%	5,459,004	8,317	0.15%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	3,112,204			2,595,596			2,096,929
Other liabilities	137,450			89,840			58,647
Total noninterest‑bearing liabilities	3,249,654			2,685,436			2,155,576
Shareholders’ equity	2,343,649			1,665,648			1,104,091
Total noninterest‑bearing liabilities and shareholders’ equity	5,593,303			4,351,084			3,259,667
Total liabilities and shareholders’ equity	$14,541,456			$11,354,296			$8,718,671
Net interest spread			3.90%			4.03%			4.14%
Impact of interest free funds			0.17%			0.07%			0.04%
Net interest margin (non‑taxable equivalent)			4.07%			4.10%			4.18%
Net interest margin (taxable equivalent)			4.09%			4.15%			4.22%
Net interest income		$513,216			$408,986			$324,846

(1)	Nonaccrual loans are included in the above analysis.
(2)	ALLL is an abbreviation for the allowance for loan losses.

Table 3—Volume and Rate Variance Analysis

	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$48,953	$16,922	$65,875	$45,046	$1,700	$46,746
Acquired loans, net of acquired ALLL(4)	81,250	(14,784)	66,466	59,853	(25,841)	34,012
Loans held for sale	(540)	142	(398)	154	162	316
Investment securities:
Taxable	4,255	3,143	7,398	7,732	2,408	10,140
Tax exempt(3)	291	270	561	2,194	(487)	1,707
Federal funds sold and securities purchased under agreements to resell and time deposits	(379)	1,685	1,306	(1,254)	1,170	(84)
Total interest income	133,830	7,378	141,208	113,725	(20,888)	92,837
Interest expense on:
Deposits
Transaction and money market accounts	1,291	17,255	18,546	597	1,265	1,862
Savings deposits	103	2,362	2,465	363	1,226	1,589
Certificates and other time deposits	3,439	8,649	12,088	401	2,698	3,099
Federal funds purchased and securities sold under agreements to repurchase	(450)	1,726	1,276	168	338	506
Other borrowings	1,913	690	2,603	1,676	(35)	1,641
Total interest expense	6,296	30,682	36,978	3,205	5,492	8,697
Net interest income	$127,534	$(23,304)	$104,230	$110,520	$(26,380)	$84,140

(1)	The rate/volume variance for each category has been allocated on the same basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable‑equivalent basis in the above analysis.
(4)	ALLL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2018, 2017, and 2016, noninterest income comprised 22.1%, 25.5%, and 27.2%, respectively, of total net interest income and noninterest income.

Table 4—Noninterest Income for the Three Years

	Year Ended December 31,

(Dollars in thousands)	2018	2017	2016
Fees on deposit accounts	$81,649	$80,764	$73,771
Mortgage banking income	13,590	17,954	20,547
Trust and investment services income	30,229	25,401	19,764
Securities gains (losses), net	(655)	1,421	122
Other-than-temporary impairment losses	—	(753)	—
Recoveries on acquired loans	9,117	8,572	6,465
Other	11,819	6,670	6,437
Total noninterest income	$145,749	$140,029	$121,204

Noninterest income increased 4.1% for the year ended December 31, 2018 compared to 2017 resulting from the following:

•

Fees on deposit accounts increased $885,000 or 1.1%. This increase resulted from higher service charges on deposit accounts and retail fees of $5.8 million associated with the increase in customers through the merger with PSC.  The increase was mostly offset by a decline in bankcard services income of $4.8 million.  This decline was due to the cap on bankcard fees charged related to the Durbin amendment that became effective July 1, 2018;

•	Trust and investment services income increased by $4.8 million due to the increase in wealth customers added with the PSC merger and through organic growth of the legacy wealth business;

•	Recoveries on acquired loans increased $545,000, or 6.4%;

•

Other noninterest income increased by $5.1 million, or 77.0%, due to an increase from income of $1.2 million from the capital markets division related to fees from swap transactions, from an increase in BOLI income of $2.2 million, related to policies acquired in the PSC merger and from a resolution on an acquired credit impaired loan totaling $1.6 million; partially offset by

•

Mortgage banking income declined by $4.4 million, or 24.3%, which was a result of lower income from the secondary market of $5.6 million due to lower activity and sales volume which was partially offset by an increase of $1.2 million in income from mortgage servicing rights, net of the hedge which was mainly the result of an increase in the fair value due to changes in interest rates;

Noninterest income increased 15.5% for the year ended December 31, 2017 compared to 2016 resulting from the following:

•

Fees on deposit accounts increased $7.0 million, or 9.5%, which resulted primarily from higher bankcard services income and higher service charges on deposit accounts associated with the increase in customers through the mergers with SBFC and PSC;

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

Reclassification of Interchange network costs

ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions.  Previously, such network costs were reported as a component of noninterest expense as Bankcard Expense.  For the years ended December 31, 2018, 2017 and 2016, gross interchange and debit card transaction fees totaled $33.0 million, $35.6 million, and $31.8 million, respectively, while the related network costs totaled $12.1 million, $9.1 million, and $9.1 million, respectively.  On a net basis we reported $20.9 million, $26.5 million, and $22.7 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income in Fees on Deposit Accounts for the years ended December 31, 2018, 2017 and 2016.  (See Bankcard Services Income section below for a discussion on the decline in gross interchange fees during 2018).

Bankcard Services Income

We exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1, 2018 due to the Durbin amendment, the Bank was limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange began reducing our revenues as of July 1, 2018. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  For the year ended December 31, 2018, we earned approximately $31.2 million in interchange transaction fees for debit cards. We estimate that bankcard service income was reduced by approximately $9.6 million during the third and fourth quarters of 2018 due to the Durbin amendment’s impact on the amount that we may charge for interchange transaction fees.

Noninterest expense represents the largest expense category for our company.  During 2018 and 2017, we continued to emphasize careful controls around our noninterest expense, while also working through the SBFC and PSC mergers and growth for support of the $10.0 billion asset threshold.  With that, our expenses increased $52.6 million or 14.3% from 2017 and $83.1 million or 29.1% from 2016.

Table 5—Noninterest Expense for the Three Years

	Year Ended December 31,

(Dollars in thousands)	2018	2017	2016
Salaries and employee benefits	$233,130	$194,446	$164,663
Net occupancy expense	30,816	25,357	21,712
Information services expense	34,322	25,462	20,549
Furniture and equipment expense	18,349	15,568	12,403
OREO expense and loan related	3,510	6,721	6,307
Bankcard expense	1,783	2,180	2,597
Amortization of intangibles	14,209	10,353	7,577
Supplies, printing and postage expense	5,839	6,148	6,279
Professional fees	8,883	5,975	6,702
FDIC assessment and other regulatory charges	8,405	3,924	3,896
Advertising and marketing	4,221	3,963	3,092
Merger and branch consolidation related expense	29,868	44,503	8,081
Other	27,592	23,720	21,331
Total noninterest expense	$420,927	$368,320	$285,189

Noninterest expense increased 14.3% for the year ended December 31, 2018 compared to 2017 resulting from the following:

•

Salaries and employee benefits expense increased by $38.7 million, or 19.9%. The increase was mainly attributable to the costs associated with the addition of personnel through the PSC merger and the hiring of staff to support crossing the $10.0 billion in assets threshold.  The number of full-time equivalent employees increased from approximately 2,276 before the merger with PSC on November 30, 2017 to 2,602 at December 31, 2018.  The increase was also attributable to the payment of bonuses to employees in February 2018 of $2.8 million;

•

Information services expense increased $8.9 million in 2018 compared to 2017.  This increase was related to the additional cost associated with facilities, employees and systems added through the merger with PSC.  The number of branches increased by 39 from 129 before the merger with PSC on November 30, 2017 to 168 at December 31, 2018;

•

Net occupancy expense and furniture and equipment expense increased by $5.5 million and $2.8 million, respectively, in 2018 as compared to the same period in 2017.  This increase was related to the additional cost associated with facilities added through the merger with PSC.  The number of branches increased by 39 from 129 before the merger with PSC on November 30, 2017 to 168 at December 31, 2018;

•

FDIC assessment and other regulatory charges increased $4.5 million in 2018 as compared to the same period in 2017.  This increase was due to the Company exceeding $10.0 billion in assets for four consecutive quarters which changed the assessment calculation by the FDIC for the Company and the addition of assets and liabilities acquired through the merger with PSC in the fourth quarter of 2017;

•	Amortization of intangibles increased $3.9 million due to amortization of the core deposit intangible created with the merger with PSC; and

•

Other noninterest expense increased $3.9 million in 2018 as compared to the same period in 2017.  This increase was mainly due to a $2.3 million increase in business development and employee-related costs related to the merger with PSC and a $597,000 increase in the amortization of tax credit partnership investments due to the addition of four new investments in 2018; partially offset by

•

Merger and branch consolidation related expense decreased $14.6 million, or 32.9% during 2018 compared to 2017.  In 2018, the Company had costs associated with the acquisition of PSC of $28.3 million, while in 2017, the Company had costs associated with the SBFC and PSC mergers of $23.1 million and $18.4 million, respectively.  The SBFC merger closed on January 3, 2017 while the PSC merger closed on November 30, 2017.  The merger related expenses mainly consists from change in control payments, severance payments, merger related incentive payments, system conversion costs, investment banking fees, legal costs and vendor contract resolution payments.

Noninterest expense increased 29.1% for the year ended December 31, 2017 compared to 2016 resulting from the following:

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

Income Tax Expense

Our effective tax rate decreased to 20.24% at December 31, 2018, compared to 48.13% at December 31, 2017.  The lower effective tax rate is due to the reduction in the statutory tax rate from 35% to 21% during 2018.  In addition to the reduced rate, in 2017, the Company recorded $26.6 million of income tax expense as a result of the revaluation of the Company’s net deferred tax asset in connection with the Tax Reform Act signed into law during 2017.  Without the impact of this revaluation, the Company’s effective tax rate would have been 32.40% for 2017.  While the company took significant efforts to estimate the impact of this revaluation, additional refinement was required during 2018.  The Company recorded a tax benefit of $991,000 as a result of measurement period adjustments related to the acquisition of PSC, recognition of income from acquired loans, and adjustments resulting from the filing of the Company’s 2017 income tax returns in 2018.

Investment Securities

We use investment securities, the second largest category of interest‑earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. At December 31, 2018 and 2017, investment securities totaled $1.5 billion and $1.7 billion, respectively.  For the year ended December 31, 2018, average investment securities were $1.6 billion, or 12.8% of average earning assets, compared with $1.4 billion, or 14.2% of average earning assets for the year ended December 31, 2017.  The expected average life of the investment portfolio at December 31, 2018 was approximately 4.54 years, compared with 4.49 years at December 31, 2017. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities. The following table presents the reported values of investment securities for the past five years:

Table 6—Investment Securities for the Five Years

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Held‑to‑maturity (amortized cost):
State and municipal obligations	$—	$2,529	$6,094	$9,314	$9,659
Total held‑to‑maturity	—	2,529	6,094	9,314	9,659
Available‑for‑sale (fair value):
Government‑sponsored entities debt	48,251	85,509	84,642	162,507	148,197
State and municipal obligations	200,768	220,437	107,402	131,364	137,581
GSE mortgage‑backed securities	1,268,048	1,340,687	803,577	711,849	517,946
Corporate securities	—	1,560	2,559	2,596	2,817
Total available‑for‑sale	1,517,067	1,648,193	998,180	1,008,316	806,541
Total other investments	25,604	23,047	10,707	10,118	10,743
Total investment securities	$1,542,671	$1,673,769	$1,014,981	$1,027,748	$826,943

During 2018, total investment securities decreased $131.1 million, or 7.8%, from December 31, 2017. The decrease in the investment portfolio was primarily a result of maturities, paydowns and calls of investment securities totaling $227.3 million and sales totaling $89.0 million, partially offset by purchases of $209.8 million during 2018.  The unrealized loss on the investment portfolio increased $16.7 million and net amortization of premiums was $7.6 million during 2018. The decrease in held‑to‑maturity (“HTM”) securities was the result of called state and municipal tax‑exempt securities during 2018. These are generally longer‑maturity bonds that we classified at the time of purchase as HTM. Beginning in the latter portion of 2008, we began to classify new purchases of municipal securities as available‑for‑sale to increase future flexibility to sell some of these securities if conditions warrant. At December 31, 2018, the fair value of the total investment securities portfolio (including HTM) was $23.6 million, or 1.5%, below its amortized cost basis. Comparable valuations at December 31, 2017 reflected a total investment portfolio fair value that was $6.9 million, or 0.4%, below its amortized cost basis.

Held‑to‑maturity

The Company no longer held any HTM securities as of December 31, 2018.  HTM securities consist solely of some of our tax‑exempt state and municipal securities in 2017. The following are highlights:

•	Total HTM securities decreased $2.5 million from the balance at December 31, 2017 as all outstanding HTM securities were called in 2018.
•	The balance of HTM securities represented 0.02% of total assets at December 31, 2017.
•

Interest earned amounted to $40,000, a decrease of $147,000, or 78.8%, from $187,000 in 2017. The average balance of the HTM portfolio decreased by $3.9 million during 2018, as compared to the average during 2017.  The overall yield on the HTM portfolio increased by five basis points from 2017.

The expected average life of the held to maturity portfolio was 0.35 years at December 31, 2017.

Available for sale

Securities available for sale consist mainly of debentures of government‑sponsored entities, state and municipal bonds, and mortgage‑backed securities. At December 31, 2018, investment securities with a fair value and amortized cost of $1.5 billion were classified as available for sale. The adjustment for unrealized losses of $23.6 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available‑for‑sale securities:

•

Total securities available for sale decreased $131.1 million, or 8.0%, from the balance at December 31, 2017.  The unrealized loss on the investment portfolio increased $16.7 million and net amortization of premiums was $7.6 million during 2018.   Maturities, calls, and paydowns of investment securities totaled $224.7 million and sales totaled $73.1 million, which was partially offset by purchases of $191.3 million in investment securities during 2018.  The sales in 2018 were mainly related to restructuring our portfolio to fit our investment strategy.

•	The balance of securities available for sale represented 10.3% of total assets at December 31, 2018 and 11.4% of total assets at December 31, 2017.
•

Interest income earned in 2018 amounted to $40.6 million, an increase of $7.7 million, or 23.3%, from $32.9 million in the comparable year of 2017. The increase in interest earned reflected a $193.5 million increase in the average balances from securities acquired in the PSC acquisition in the fourth quarter of 2017 and an eight basis points increase in the yield on available for sale securities, reflecting that the maturities, calls and paydowns on investment securities in 2018 were mostly from securities purchased in a lower interest rate environment while the purchases made in 2018 were in a higher interest rate environment compared to 2017.

At December 31, 2018, we had 384 securities available for sale in an unrealized loss position, which totaled $26.0 million. See Note 3—Investment Securities in the consolidated financial statements for additional information.  The increase in the loss position on the available for sale investment portfolio was primarily related to the mortgage-backed securities category, and was the result of the increase in interest rates during the year.

All debt securities available for sale in an unrealized loss position as of December 31, 2018 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. Therefore, we do not consider these investments to be other‑than‑temporarily impaired at December 31, 2018. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other‑than‑temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of December 31, 2018, the Company has determined that there was no impairment on its other investment securities.  As of December 31, 2018, other investment securities represented approximately $25.6 million, or 0.17% of total assets and primarily consists of FHLB stock which totals $19.5 million, or 0.13% of total assets.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(7)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available‑for‑sale
Government‑sponsored entities debt(4)	5,703	1.34%	14,614	2.26%	27,934	2.82%	—	—%	48,251	2.48%
State and municipal obligations(2)(3)	2,529	2.91%	42,052	3.35%	51,464	3.57%	104,723	3.78%	200,768	3.63%
Mortgage‑backed securities(5)	1,576	—%	33,958	2.34%	286,353	2.51%	946,161	2.60%	1,268,048	2.57%
Total available‑for‑sale	9,808	1.53%	90,624	2.79%	365,751	2.68%	1,050,884	2.72%	1,517,067	2.71%
Total other investments(1)	—	—%	—	—%	—	—%	25,604	3.56%	25,604	3.56%
Total investment securities(6)	$9,808	1.53%	$90,624	2.79%	$365,751	2.68%	$1,076,488	2.74%	$1,542,671	2.72%
Percent of total	1%		6%		23%		70%
Cumulative percent of total	1%		7%		30%		100%

(1)	FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(2)	Yields on tax‑exempt income have been presented on a taxable‑equivalent basis in the above table.
(3)	The expected average life for state and municipal obligations is 4.46 years.
(4)	The expected average life for government sponsored entities debt securities is 5.05 years.
(5)	The expected average life for mortgage‑backed securities is 4.52 years.
(6)	The expected average life for the total investment securities portfolio is 4.53 years (not including FHLB and corporate stock with no maturity date).
(7)	For available‑for‑sale securities, this total equals total fair value.

Loan Portfolio

Our loan portfolio remains our largest category of interest‑earning assets. At December 31, 2018, total loans were $11.0 billion, which was an overall increase of $394.3 million, or 3.7%, from the balance at the end of 2017.  Non‑acquired loan growth was $1.4 billion, or 22.2% for 2018, which was made up of a 23.6% increase in consumer real estate loans, a 22.7% increase in commercial non‑owner occupied real estate loans, a 20.2% increase in commercial owner occupied real estate loans, a 29.4% increase in commercial and industrial loans, a 10.6% increase in other income producing property and an 18.4% increase in consumer non real estate loans. Total acquired loans declined by $1.0 billion, primarily in the non-credit impaired portfolio, due to principal payments, charge offs, foreclosures and renewals of acquired loans. Average total loans outstanding during 2018 were $10.8 billion, an increase of $2.5 billion, or 29.9%, over the 2017 average of $8.3 billion. The increase in average total loans was due to organic growth in the non-acquired loan portfolio and the addition of the PSC loan portfolio during the fourth quarter of 2017.  (For further discussion of the

Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

The following table presents a summary of the non‑acquired loan portfolio by type:

Table 8—Distribution of Non‑Acquired Loans by Type

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Real estate:
Commercial non‑owner occupied(1)	$2,256,996	$1,839,768	$1,295,179	$889,756	$697,811
Consumer(2)	2,431,413	1,967,902	1,580,839	1,338,239	1,070,712
Commercial owner occupied real estate	1,517,551	1,262,776	1,177,745	1,033,398	907,913
Commercial and industrial	1,054,952	815,187	671,398	503,808	405,923
Other income producing property	214,353	193,847	178,238	175,848	150,928
Consumer	448,664	378,985	324,238	233,104	189,317
Other loans	9,357	33,690	13,404	46,573	45,222
Total non‑acquired loans	$7,933,286	$6,492,155	$5,241,041	$4,220,726	$3,467,826

(1)	Includes $841.4 million, $830.9 million, $580.1 million, $402.0 million, and $364.2 million of construction and land development loans at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.
(2)	Includes owner occupied real estate.

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

Table 9—Distribution of Acquired Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial real estate	196,764	234,595	218,821	268,058	340,922
Commercial real estate—construction and development	32,942	49,649	44,373	54,272	65,262
Residential real estate	207,482	260,787	258,100	313,319	390,244
Consumer	42,492	51,453	59,300	70,734	85,449
Commercial and industrial	10,043	26,946	25,347	31,193	44,804
Single pay	—	—	—	—	86
Total acquired credit impaired loans	$489,723	$623,430	$605,941	$737,576	$926,767

Acquired loans that are not credit impaired and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310‑20. The following table presents the acquired non‑credit impaired loans by type:

Table 10—Distribution of Acquired Non‑Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Real estate:
Commercial non‑owner occupied(1)	$844,323	$1,220,523	$44,718	$53,952	$73,575
Consumer(2)	871,238	1,031,202	569,149	709,075	881,324
Commercial owner occupied real estate	421,841	521,818	27,195	39,220	62,065
Commercial and industrial	212,537	398,696	13,641	25,475	41,130
Other income producing property	133,110	196,669	39,342	51,169	65,139
Consumer	111,777	137,710	142,654	170,647	204,766
Other	—	1,289	—	—	—
Total acquired non‑credit impaired loans	$2,594,826	$3,507,907	$836,699	$1,049,538	$1,327,999

(1)	Includes $165.1 million, $403.4 million, $10.1 million, $13.8 million, and $24.1 million of construction and land development loans at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(2)	Includes owner occupied real estate.

Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2018 compared to December 31, 2017:

•

Non-acquired loans were $7.9 billion, or 72.0% of total loans and acquired loans were $3.1 billion, or 28.0% of total loans at December 31, 2018.  This compared to non-acquired loans of $6.5 billion, or 61.1% and acquired loans of $4.1 billion, or 38.9% at December 31, 2017.  Total acquired loans declined by $1.0 billion, primarily in the non-credit impaired portfolio, due to principal payments, charge offs, foreclosures and renewals of acquired loans.

•

Non‑acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $4.7 billion and comprised 42.6% of the total loan portfolio. This was an increase of $880.7 million, or 23.1%, over December 31, 2017.  Acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $2.0 billion and comprised 18.2% of the total loan portfolio. This was a decrease of $614.1 million, or 23.4%, over December 31, 2017 due to normal roll off of the acquired loan portfolio. Between both the non-acquired and acquired portfolios, 60.8% of loans were real estate mortgage loans, excluding commercial owner occupied loans.

•

Of the total non-acquired real estate mortgage loans, loans secured by commercial real estate, excluding commercial owner occupied loans, were $2.3 billion, or 20.5% of the total loan portfolio.  Loans secured by consumer real estate were $2.4 billion, or 22.1% of the total loan portfolio.  This compared to loans secured by commercial real estate of $1.8 billion, or 17.3% and to loans secured by consumer real estate of $2.0 billion, or 18.5% at December 31, 2017.

•

Of the total acquired real estate mortgage loans, loans secured by commercial real estate, excluding commercial owner occupied loans, were $957.4 million, or 8.7%.  Loans secured by consumer real estate were $1.1 billion, or 9.5%.  This compared to loans secured by commercial real estate of $1.4 billion, or 12.9% and to loans secured by consumer real estate of $1.3 billion, or 11.8% at December 31, 2017.

•

Non-acquired and acquired commercial owner occupied real estate loans were $2.0 billion, or 18.5% of the total loan portfolio at December 31, 2018 compared to $1.9 billion, or 17.9% at December 31, 2017.  Non-acquired commercial owner occupied real estate loans increased $254.8 million and acquired commercial owner occupied real estate loans decreased $119.5 million from December 31, 2017 compared to December 31, 2018.

Total loan interest income was $520.2 million in 2018, an increase of $132.4 million, or 34.1%, over 2017 loan interest income of $387.8 million. This increase was the result of a $1.2 billion increase in the average balance of the acquired loan portfolio from the PSC acquisition in the fourth quarter of 2017, partially offset by a lower yield of 41 basis points, and a $1.3 billion increase in the average non-acquired loan portfolio in 2018, coupled with an increase in the yield of 23 basis points.  The 2018 average acquired loan portfolio yield of 6.29% was lower compared to 6.70% in 2017, the average non-acquired loan portfolio yield in 2018 of 4.10% was higher, compared to 3.87% in 2017. The yield of acquired loans declined due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios.   In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on our existing acquired loan portfolio. The yield on the non-acquired loan portfolio increased due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017 which effectively increased the Prime Rate, which is used in pricing for a majority of our variable rate loans and new originated loans.

Non‑acquired loans secured by commercial real estate were comprised of $841.4 million in construction and land development loans and $1.4 billion in commercial non‑owner occupied loans at December 31, 2018. At December 31, 2017, we had $830.9 million in construction and land development loans and $1.0 billion in commercial non‑owner occupied loans. Acquired loans secured by commercial real estate were comprised of $196.0 million in construction and land development loans and $761.4 million in commercial non‑owner occupied loans at December 31, 2018. At December 31, 2017, we had $447.0 million in construction and land development loans and $919.2 million in commercial non‑owner occupied loans in the acquired loan portfolio. During 2018, we have seen our total construction and development loan portfolio decline by $240.5 million as these loans have rolled off from the acquired loan portfolio mainly from the SBFC and PSC acquisitions in 2017.  Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.

Non‑acquired loans secured by consumer real estate comprised of $1.9 billion in consumer owner occupied loans and $495.1 million in home equity loans at December 31, 2018. At December 31, 2017, we had $1.5 billion in consumer owner occupied loans and $437.6 million in home equity loans.  Acquired loans secured by consumer real estate comprised of $748.1 million in consumer owner occupied loans and $302.4 million in home equity loans at December 31, 2018. At December 31, 2017, we had $869.7 million in consumer owner occupied loans and $386.2 million in home equity loans.  During 2018, we have seen overall the consumer real estate loan portfolio increase by $258.1 million from 2017 with the non-acquired consumer real estate loans increasing $463.5 million partially offset by the acquired consumer real estate loans declining by $205.4 million.

The table below shows the contractual maturity of the non‑acquired loan portfolio at December 31, 2018.

Table 11—Maturity Distribution of Non‑acquired Loans

December 31, 2018		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$2,256,996	$162,867	$1,050,344	$1,043,785
Consumer	2,431,413	52,843	93,317	2,285,253
Commercial owner occupied real estate	1,517,551	152,176	649,570	715,805
Commercial and industrial	1,054,952	286,904	490,738	277,310
Other income producing property	214,353	37,586	152,475	24,292
Consumer	448,664	25,940	182,876	239,848
Other loans	9,357	9,357	—	—
Total non‑acquired loans	$7,933,286	$727,673	$2,619,320	$4,586,293

At December 31, 2018 and 2017 our non‑acquired commercial non owner‑occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $1.3 billion and $1.1 billion, respectively. The adjustable interest rate loan balance in this loan category was $742.6 million and $547.2 million, respectively. The non‑acquired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $1.3 billion and $1.1 billion, respectively. The adjustable interest rate loan balance in this loan category was $41.7 million and $40.0 million, respectively. The non‑acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $672.4 million and $538.3 million, respectively. The adjustable interest rate loan balance in this loan category was $95.7 million and $85.4 million, respectively.

The table below shows the contractual maturity of the acquired non‑credit impaired loan portfolio at December 31, 2018.

Table 12—Maturity Distribution of Acquired Non‑credit Impaired Loans

December 31, 2018		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$844,323	$185,122	$434,150	$225,051
Consumer	871,238	18,495	111,646	741,097
Commercial owner occupied real estate	421,841	61,332	205,022	155,487
Commercial and industrial	212,537	53,259	122,132	37,146
Other income producing property	133,110	24,225	51,270	57,615
Consumer	111,777	3,626	14,276	93,875
Other	—	—	—	—
Total acquired non‑credit impaired loans	$2,594,826	$346,059	$938,496	$1,310,271

At December 31, 2018 and 2017 our acquired non-credit impaired commercial non owner‑occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $271.3 million and $374.3 million, respectively. The adjustable interest rate loan balance in this loan category was $387.9 million and $541.7 million, respectively. The acquired non-credit impaired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $232.3 million and $311.5 million, respectively. The adjustable interest rate loan balance in this loan category was $128.2 million and $132.7 million, respectively. The acquired non-credit impaired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $113.2 million and $169.5 million, respectively. The adjustable interest rate loan balance in this loan category was $46.1 million and $90.2 million, respectively.

The table below shows the contractual maturity of the acquired credit impaired loan portfolio at December 31, 2018.

Table 13—Maturity Distribution of Acquired Credit Impaired Loans

December 31, 2018		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Commercial real estate	196,764	41,201	107,095	48,468
Commercial real estate—construction and development	32,942	17,299	13,880	1,763
Residential real estate	207,482	30,963	68,635	107,884
Consumer	42,492	336	5,062	37,094
Commercial and industrial	10,043	1,979	5,372	2,692
Total acquired credit impaired loans	$489,723	$91,778	$200,044	$197,901

At December 31, 2018 and 2017 our acquired credit impaired commercial real estate loans, with fixed rates and maturities greater than a year, had a balance of $133.8 million and $163.0 million, respectively. The adjustable interest rate loan balance in this loan category was $21.7 million and $24.0 million, respectively. The acquired credit impaired commercial construction and development loans, with fixed rates and maturities greater than a year, had a balance of $10.1 million and $27.2 million, respectively. The adjustable interest rate loan balance in this loan category was $5.5 million and $4.8 million, respectively. The acquired credit impaired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $8.0 million and $17.2 million, respectively. The adjustable interest rate loan balance in this loan category at December 31, 2018 and 2017 was $36,000 and $2.0 million, respectively.

Nonaccrual Loans

We place non‑acquired loans and acquired non-credit impaired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due.  Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.

Troubled Debt Restructurings (“TDRs”)

The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider (ASC Topic 310‑40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2018 and 2017, total TDRs were $11.7 million and $10.8 million, respectively, of which $11.1 million were accruing restructured loans at December 31, 2018, compared to $9.9 million at December 31, 2017. The Company does not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 14—Nonperforming Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-acquired:
Nonaccrual loans	$14,179	$13,415	$12,485	$15,785	$18,569
Accruing loans past due 90 days or more	191	491	281	300	522
Restructured loans	648	925	1,979	2,662	9,425
Total nonperforming loans	15,018	14,831	14,745	18,747	28,516
Other real estate owned (“OREO”)(2)	3,902	2,415	3,927	8,705	7,947
Other nonperforming assets(3)	135	121	71	78	—
Total nonperforming assets excluding acquired assets	19,055	17,367	18,743	27,530	36,463
Acquired non-credit impaired:
Nonaccrual loans	13,489	9,397	4,728	3,764	7,538
Accruing loans past due 90 days or more	162	50	106	53	108
Total acquired nonperforming loans	13,651	9,447	4,834	3,817	7,646
Acquired OREO and other nonperforming assets:
Acquired covered OREO	—	—	—	5,751	16,227
Acquired non‑covered OREO	7,508	8,788	14,389	16,098	18,552
Other acquired nonperforming assets(3)	247	475	637	546	694
Total acquired nonperforming assets(1)	7,755	9,263	15,026	22,395	35,473
Total nonperforming assets	$40,461	$36,077	$38,603	$53,742	$79,582
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.24%	0.27%	0.36%	0.65%	1.05%
Total nonperforming assets as a percentage of total assets	0.13%	0.12%	0.21%	0.32%	0.47%
Nonperforming loans as a percentage of period end loans(4)	0.19%	0.23%	0.28%	0.44%	0.82%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.37%	0.34%	0.58%	0.89%	1.38%
Total nonperforming assets as a percentage of total assets	0.28%	0.25%	0.43%	0.63%	1.02%
Nonperforming loans as a percentage of period end loans(4)	0.26%	0.23%	0.29%	0.38%	0.63%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $16.8 million, $16.7 million, $14.8 million, $18.8 million, and $48.5 million as of December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310‑30. (For further discussion of the Company’s application of the accretion method, see Business Combinations, Method of Accounting for Loans Acquired, and FDIC Indemnification Asset under Note 1—Summary of Significant Accounting Policies in the consolidated financial statements.)

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

Total non-acquired nonperforming loans were $15.0 million, or 0.19% of total non-acquired loans, an increase of approximately $187,000, or 1.3%, from December 31, 2017. The increase in nonperforming loans was driven by an increase in consumer nonaccrual loans of $1.4 million, offset by a decrease in commercial nonaccrual loans of $672,000,  restructured nonaccrual loans of $277,000 and accruing loans 90 days past due of $300,000.  The increase in consumer nonaccrual loans was mainly driven by a $1.6 million increase in consumer owner occupied nonaccrual loans in 2018.  Acquired non-credit impaired nonperforming loans were $13.6 million, or 0.53% of total acquired non-credit impaired loans, an increase of $4.2 million, or 44.5%, from December 31, 2017.  The increase in acquired non-credit impaired nonperforming loans was mainly driven by a $2.7 million increase in commercial nonaccrual loans and a $1.4 million increase in consumer nonaccrual loans.

Non-acquired nonperforming loans declined by approximately $297,000 during the fourth quarter of 2018 from the level at September 30, 2018. The decline was mainly due to a decline in commercial nonaccrual loans of $566,000 and restructured nonaccrual loans of $417,000, offset by an increase in consumer nonaccrual loans of $531,000. Acquired non-credit impaired nonperforming loans increased by approximately $2.9 million during the fourth quarter of 2018 from the level at September 30, 2018. The increase was mainly due to an increase in commercial nonaccruals of $1.6 million and consumer nonaccrual loans of $1.0 million.  The top 10 nonaccrual loans at December 31, 2018 totaled $7.8 million and consisted of three loans located along the coastal region (Beaufort to Myrtle Beach), two in the Charlotte region, one in the Richmond region, three in the Central region (Augusta), and one in the General Office (Indirect) region. These loans comprise 27.2% of total nonaccrual loans at December 31, 2018, with the majority being real estate collateral dependent. The Company currently holds no specific reserve against any of these ten loans.

At December 31, 2018, non‑acquired OREO increased by $1.5 million from the balance at December 31, 2017 to $3.9 million. At December 31, 2018, non‑acquired OREO consisted of 21 properties with an average value of $186,000, an increase of $25,000 from December 31, 2017, when we had 15 properties. In the fourth quarter of 2018, we added two properties with an aggregate value of $856,000 into non‑acquired OREO, and we sold two properties with a basis of $99,000 in that same quarter. We recorded a net loss of $6,000 on the properties sold during the quarter.  Our non‑acquired OREO balance of $3.9 million at December 31, 2018 is comprised of 16% in the Charlotte area, 18% in the Low Country region (Orangeburg), 20% in the Central region (Columbia), 7% in the North Georgia area and 39% in the Upstate region (Greenville and Spartanburg).  Also, of the $3.9 million in non-acquired OREO, $2.5 million is related to properties from closed branch facilities

At December 31, 2018, acquired OREO decreased by $1.3 million from the balance at December 31, 2017 to $7.5 million. At December 31, 2018, non‑acquired OREO consisted of 54 properties with an average value of $139,000, an increase of $8,000 from December 31, 2017, when we had 67 properties. In the fourth quarter of 2018, we added five properties with an aggregate value of $559,000 into acquired OREO, and we sold 14 properties with a basis of $1.8 million in that same quarter. We recorded a net gain of $406,000 on the properties sold during the quarter.  Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned (“OREO”) under Critical Accounting Policies and Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the Company’s OREO policies.)

Potential Problem Loans

Potential problem loans (excluding all acquired loans), which are not included in nonperforming loans, amounted to approximately $5.8 million, or 0.07% of total non‑acquired loans outstanding at December 31, 2018, compared to $5.2 million, or 0.08% of total non-acquired loans outstanding at December 31, 2017. Potential problem loans related to acquired non‑credit impaired loans totaled $5.3 million, or 0.22%, of total acquired non‑credit impaired loans at December 31, 2018, compared to $13.4 million, or 0.38% of total acquired non-credit impaired loans at December 31, 2017. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have concern about the borrower’s ability to comply with present repayment terms.

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

We segregated the acquired loan portfolio into performing loans (“non‑credit impaired”) and credit impaired loans. The acquired non‑credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no allowance for loan losses associated with them at acquisition date. The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method. Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non‑acquired and acquired non‑credit impaired allowance for loan losses. The acquired credit impaired loans will follow the description in the next paragraph.

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

In early 2016 and prior periods, we offset the impact of the provision established for acquired covered loans by adjusting the receivable from the FDIC to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to the provision for loan losses.   However, as noted above, on June 23, 2016, the Bank entered into an early agreement with the FDIC with respect to all of its outstanding loss share agreements.  All assets previously classified as covered became uncovered, and the Bank now recognizes the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts (For further discussion of the Company’s allowance for loan losses on acquired loans, see Note 1—Summary of Significant Accounting Policies and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

The following tables provide the allocation for the non‑acquired and acquired credit impaired allowance for loan losses. At December 31, 2018, there was no allowance recognized for acquired non‑credit impaired loan losses.

Table 15—Allocation of the Allowance for Non‑Acquired Loan Losses

	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non‑owner occupied	$14,436	28.5%	$12,446	28.3%	$9,071	24.7%	$7,684	21.1%	$8,820	20.1%
Consumer owner occupied	15,347	30.6%	12,918	30.3%	11,031	30.2%	10,141	31.7%	9,695	30.9%
Commercial owner occupied real estate	9,369	19.1%	8,128	19.5%	8,022	22.5%	8,341	24.5%	8,415	26.2%
Commercial and industrial	7,454	13.3%	5,488	12.6%	4,842	12.8%	3,974	11.9%	3,561	11.7%
Other income producing property	1,446	2.7%	1,375	3.0%	1,542	3.4%	1,963	4.2%	2,232	4.4%
Consumer	3,101	5.7%	2,788	5.8%	2,350	6.2%	1,694	5.5%	1,367	5.5%
Other loans	41	0.1%	305	0.5%	102	0.2%	293	1.1%	449	1.2%
Total	$51,194	100.0%	$43,448	100.0%	$36,960	100.0%	$34,090	100.0%	$34,539	100.0%

*     Loan carrying value in each category, expressed as a percentage of total non‑acquired loans

Table 16—Allocation of the Allowance for Acquired Credit Impaired Loan Losses

	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial real estate	801	40.2%	288	37.6%	41	36.1%	56	36.3%	1,579	36.8%
Commercial real estate—construction and development	717	6.7%	180	8.0%	139	7.3%	177	7.4%	336	7.0%
Residential real estate	2,246	42.4%	3,553	41.8%	2,419	42.6%	2,986	42.5%	4,387	42.1%
Consumer	761	8.7%	461	8.3%	558	9.8%	313	9.6%	275	9.2%
Commercial and industrial	79	2.0%	145	4.3%	238	4.2%	174	4.2%	718	4.9%
Single pay	—	—%	—	—%	—	—%	—	—%	70	0.0%
Total	$4,604	100.0%	$4,627	100.0%	$3,395	100.0%	$3,706	100.0%	$7,365	100.0%

*     Loan carrying value in each category, expressed as a percentage of total acquired credit impaired loans

The following table presents changes in the allowance for loan losses on non‑acquired loans for the last five years:

Table 17—Summary of Non‑Acquired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at January 1	$43,448	$36,960	$34,090	$34,539	$34,331
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(76)	(546)	(270)	(375)	(679)
Consumer	(295)	(515)	(1,034)	(921)	(1,382)
Commercial owner occupied real estate	(659)	—	(118)	(851)	(531)
Commercial and industrial	(500)	(776)	(876)	(357)	(1,114)
Other income producing property	(2)	(51)	(7)	(102)	(309)
Consumer	(4,480)	(3,261)	(3,597)	(3,574)	(3,501)
Total charge‑offs	(6,012)	(5,149)	(5,902)	(6,180)	(7,516)
Recoveries:
Real estate:
Commercial non‑owner occupied	1,351	1,100	1,424	443	811
Consumer	411	516	433	387	340
Commercial owner occupied real estate	145	220	54	31	95
Commercial and industrial	256	343	292	844	264
Other income producing property	21	85	87	85	191
Consumer	811	689	943	1,011	873
Total recoveries	2,995	2,953	3,233	2,801	2,574
Net charge‑offs *	(3,017)	(2,196)	(2,669)	(3,379)	(4,942)
Provision for loan losses	10,763	8,684	5,539	2,930	5,150
Allowance for loan losses at December 31	$51,194	$43,448	$36,960	$34,090	$34,539
Average loans, net of unearned income **	$7,179,467	$5,914,252	$4,741,294	$3,785,243	$3,151,482
Ratio of net charge‑offs to average loans, net of unearned income	0.04%	0.04%	0.06%	0.09%	0.16%
Allowance for loan losses as a percentage of total non‑acquired loans	0.65%	0.67%	0.71%	0.81%	1.00%

*     Net charge‑offs at December 31, 2018, 2017, 2016, 2015, and 2014 include automated overdraft protection (“AOP”) principal net charge‑offs of $2.3 million, $1.7 million, $1.8 million, $1.6 million, and $1.3 million, respectively, and insufficient fund (“NSF”) principal net charge‑offs of $572,000, $279,000, $335,000, $441,000, and $763,000, respectively that are included in the consumer classification above.

**   Non‑acquired average loans, net of unearned income does not include loans held for sale.

The increase in non‑acquired provision for loan losses in 2018 was primarily due to loan growth and increases in certain loan types during the period that require higher reserves.  Non‑acquired loans grew by more than $1.4 billion, or 22.2%, in 2018.  Asset quality in the non-acquired loan portfolio remained strong and stable in 2018 with nonperforming assets increasing only $1.7 million to $19.1 million and past due loans decreasing $1.5 million to $14.6 million during 2018 compared with December 31, 2017.  The following provides highlights for the years ended December 31, 2018 and 2017:

•

Total net charge‑offs increased $821,000, or 37.4%, to $3.0 million for the year ended December 31, 2018 compared to year ended December 31, 2017.  This compares to a $473,000, or 17.7%, decrease in 2017 compared to the year ended December 31, 2016.  Of the $3.0 million in net charge-offs in 2018, $2.8 million were related to overdrafts and ready reserve accounts which increased $875,000 in 2018 compared to 2017.  Net charge-offs related to the non-acquired loan portfolio excluding overdrafts and ready reserves actually declined by $54,000 for the year ended December 31, 2018 compared to 2017.

•

Gross charge‑offs increased from the 2017 levels by $863,000, or 16.8%, to $6.0 million.  Of the $6.0 million in gross charge-offs in 2018, $3.7 million were related to overdrafts and ready reserve accounts which increased $995,000 in 2018 compared to 2017.  Gross charge-offs related to the non-acquired loan portfolio excluding overdrafts and ready reserves declined by $132,000 for the year ended December 31, 2018 compared to 2017.

•

Gross recoveries increased from the 2017 levels by $42,000, or 1.4%, to $3.0 million. Of the $3.0 million in gross recoveries in 2018, $760,000 were related to overdrafts and ready reserve accounts which increased $120,000 in 2018 compared to 2017.  Gross recoveries related to the non-acquired loan portfolio excluding overdrafts and ready reserves declined by $78,000 for the year ended December 31, 2018 compared to 2017.
•

The decrease in net charge‑offs excluding overdrafts and ready reserve accounts of $54,000 from December 31, 2017 to December 31, 2018 was due to increases in commercial owner occupied real estate by $734,000, other income producing property by $15,000 and consumer by $222,000. These increases were partially offset by the following decreases in net charge‑offs: commercial non-owner occupied real estate of $721,000, consumer owner occupied real estate of $115,000, and commercial and industrial of $189,000.

•	For the twelve months ended December 31, 2018 and 2017, the ratio of net charge‑offs to average loans was 0.04%.
•	The ratio of the ALLL to cover non‑acquired nonperforming loans increased from 293.0% at December 31, 2017 to 340.9% at December 31, 2018.

The ALLL increased from December 31, 2017 compared to December 31, 2018 due primarily to loan growth, increased risk and uncertainty in new and expanded markets from our mergers in 2017, and increases in certain loan types during the period that require higher reserves. From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL.  We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $7.7 million compared to the balance at December 31, 2017.

The three‑year historical loss rate average on an overall basis decreased from December 31, 2017 due to the removal of higher historical loss rates in our rolling averages being replaced with recent lower historical loss rates.  This resulted in a decrease of one basis point in the ALLL as a percentage of non-acquired loans during 2018. Compared to the third quarter of 2018, the rate also declined by one basis point.

Economic risk declined by one basis point at the end of 2018 as compared to 2017. A decrease of one basis point was reflected in the economic risk factor for unemployment, while real estate market exposure and home sales both remained consistent. Compared to the third quarter of 2018, there was no adjustment in the economic risk factor.

Model risk overall remained consistent and was unchanged compared to December 31, 2017, and was based upon our experience with the current model which is a more automated solution.  This risk comes from the fact that our ALLL model is not all‑inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Our model has been reviewed by management, the audit committee, and the bank’s primary regulators (including the FDIC and the SCBFI), and we believe it adequately addresses the various inherent risks in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan.  This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process.  The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans and classified assets, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations.  Operational risk remained consistent during 2018 compared to December 31, 2017.

On a specific reserve basis, the allowance for loan losses at December 31, 2018 increased by approximately $4,000 from December 31, 2017.  The loan balances being evaluated for specific reserves during the year declined from $63.4 million at December 31, 2017 to $57.0 million at December 31, 2018.

The following table presents changes in the allowance for loan losses on acquired non‑credit impaired loans for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

Table 18—Summary of Acquired Non‑Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at January 1	$—	$—	$—	$—	$—
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(107)	(82)	—	—	(150)
Consumer	(506)	(1,009)	(428)	(2,022)	(680)
Commercial owner occupied real estate	(28)	—	39	—	—
Commercial and industrial	(1,108)	(71)	(66)	(118)	(456)
Other income producing property	—	—	—	(4)	(14)
Consumer	(465)	(468)	(532)	(643)	(231)
Other loans		—	—	—	—
Total charge‑offs	(2,214)	(1,630)	(987)	(2,787)	(1,531)
Recoveries:
Real estate:
Commercial non‑owner occupied	8	4	4	4	1
Consumer	166	434	211	339	282
Commercial owner occupied real estate	—	2	—	—	—
Commercial and industrial	63	6	9	19	312
Other income producing property	—	8	43	4	—
Consumer	68	23	51	21	9
Other loans	—	—	—	—	—
Total recoveries	305	477	318	387	604
Net charge‑offs	(1,909)	(1,153)	(669)	(2,400)	(927)
Provision for loan losses	1,909	1,153	669	2,400	927
Allowance for loan losses at December 31	$—	$—	$—	$—	$—
Average loans, net of unearned income	$3,032,182	$1,768,493	$943,005	$1,180,723	$1,458,309
Ratio of net charge‑offs to average loans, net of unearned income	0.06%	0.07%	0.07%	0.20%	0.06%

The provision for loan losses on the acquired non-credit impaired loan portfolio was $1.9 million for the year ended December 31, 2018 compared to $1.2 million in 2017.  This was an increase of $756,000, or 65.6%.  This increase in the provision was mainly related to a $1.0 million increase in commercial and industrial charge-offs during 2018 and a $268,000 decline in consumer real estate recoveries, partially offset by a $503,000 decrease in consumer real estate charge-offs during 2018 compared to 2017.  The increase in the commercial and industrial charge-offs in 2018 was primarily the result of a specific relationship, and was not representative of a particular trend within any of our markets.

The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the five years at December 31,

Table 19—Summary of Acquired Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of the period	$4,627	$3,395	$3,706	$7,365	$11,618
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial real estate	532	247	1	(499)	(457)
Commercial real estate—construction and development	657	163	—	(68)	(621)
Residential real estate	(892)	1,662	(129)	99	(406)
Consumer	303	(83)	533	336	(111)
Commercial and industrial	511	64	183	(118)	(314)
Single pay	—	—	—	(2)	2
Total provision for loan losses before benefit attributable to FDIC loss share agreements	1,111	2,053	588	(252)	(1,907)
Benefit attributable to FDIC loss share agreements:
Commercial real estate	—	—	—	459	547
Commercial real estate—construction and development	—	—	—	74	792
Residential real estate	—	—	23	228	571
Consumer	—	—	—	(107)	141
Commercial and industrial	—	—	—	131	371
Single pay	—	—	—	1	(2)
Total benefit attributable to FDIC loss share agreements	—	—	23	786	2,420
Total provision for loan losses charged to operations	1,111	2,053	611	534	513
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(786)	(2,420)
Reductions due to loan removals:
Commercial real estate	(19)	—	(16)	(1,024)	(83)
Commercial real estate—construction and development	(120)	(122)	(38)	(91)	(1,285)
Residential real estate	(415)	(528)	(438)	(1,500)	(339)
Consumer	(3)	(14)	(288)	(298)	(153)
Commercial and industrial	(577)	(157)	(119)	(426)	(449)
Single pay	—	—	—	(68)	(37)
Total reductions due to loan removals	(1,134)	(821)	(899)	(3,407)	(2,346)
Balance, end of the period	$4,604	$4,627	$3,395	$3,706	$7,365

During 2018, the valuation allowance on acquired credit impaired loans declined by $23,000, or 0.5%.  This was the result of impairments of $1.1 million which were recorded through the provision for loan losses, being offset by loan removals due to loans being paid off, fully charged off or transferred to OREO of $1.1 million.  This compares to impairments of $2.1 million being recorded through the provision for loan losses during 2017, being partially offset by loan removals due to loans being paid off, fully charged off or transferred to OREO of $821,000.  Impairments are recognized immediately and releases are generally spread over time.

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

Asset liquidity is maintained by the maturity structure of loans, investment securities and other short‑term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in Table 7, less than one percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists mostly of government sponsored entities debt and municipal obligations. There is also an additional amount of securities that could be called or prepaid; as well as expected monthly paydowns of mortgage‑backed securities. Normally, changes in the earning asset mix are of a longer‑term nature and are not utilized for day‑to‑day corporate liquidity needs.

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

•

Pricing deposits, including certificates of deposit, at rate levels that will attract and /or retain balances of deposits that will enhance our bank’s asset/liability management and net interest margin requirements; and

•	Continually working to identify and introduce new products that will attract customers or enhance our bank’s appeal as a primary provider of financial services.

Our non-acquired loan portfolio increased by approximately $1.4 billion, or approximately 22.2%, compared to the balance at December 31, 2017. The acquired loan portfolio decreased by $1.0 billion, or 25.3%, from the balance at December 31, 2017 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio decreased $131.1 million compared to the balance at December 31, 2017. The reason for the decline since December 31, 2017 was that the total of mortgage paydowns of $212.8 million, calls of $14.5 million and sales of $89.0 million have outpaced our purchases of $209.8 million as well as the unrealized loss in the investment portfolio increased $16.7 million during 2018.  Net amortization of premiums was $7.6 million during 2018.   Total cash and cash equivalents was $409.0 million at December 31, 2018 as compared to $377.6 million at December 31, 2017.

At December 31, 2018 and December 31, 2017, the Company had $7.6 million and $43.6 million, respectively, in traditional, out‑of‑market brokered deposits and $72.2 million and $113.3 million, respectively, of reciprocal brokered deposits. Total deposits increased $114.2 million, or 1.0%, from December 31, 2017, to $11.6 billion.  The Company’s deposit growth since December 31, 2017 included an increase in interest-bearing transaction accounts of $43.3 million, savings and money market accounts of $19.7 million, certificates of deposit of $36.9 million and noninterest-bearing transaction account of $14.3 million.  Other borrowings has increased $50.7 million or 23.5% to $266.1 million from the balance at December 31, 2017.   This balance mainly consists of junior subordinated debt of $115.2 million and FHLB borrowings of $150.1 million.    The Company borrowed $150.0 million in FHLB advances with a one year maturity at a rate of 2.64% in December 2018 to provide liquidity for operations and to cover the stock repurchases made in the fourth quarter of 2018.  The Company borrowed $100.0 million in FHLB short term advances in December 2017 to provide liquidity related to the PSC acquisition but such debt was paid off in the second quarter of 2018.    To the extent that we employ other types of non‑deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in occasional shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short‑term investments; asset quality; well‑capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our bank’s desired liquidity position at any time. We expect that these conditions would generally be of a short‑term nature. Under such circumstances, our bank’s reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, serves as the primary source of immediate liquidity. At December 31, 2018, our bank had total federal funds credit lines of $556.0 million with no outstanding advances. If additional liquidity were needed, the bank would turn to short‑term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2018, our bank had $370.0 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of 2018. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2018, our bank had a total FHLB credit facility of $1.9 billion with $150.1 million in outstanding advances, $73,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program, and outstanding FHLB letters of credit to secure certain public funds deposits of $11.5 million. The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be very adequate and readily available.

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

From time‑to‑time we enter into interest rate swaps to hedge some of our interest rate risks. For further discussion of the Company’s interest rate swaps, see Note 27—Derivative Financial Instruments in the consolidated financial statements.

Our primary management tool and policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of 100 basis points instantaneously.  Our policy guideline prescribes 10% as the maximum negative impact on net interest income over a one-year horizon associated with an instantaneous change in interest rates of 100 basis points.  Our principal simulation also uses a strategy (or dynamic) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level.  As of December 31, 2018, the earnings simulations indicated that the impact of a 100 basis point increase / decrease in rates would result in an estimated 3.8% increase (up 100) and 4.7% decrease (down 100) in net interest income as compared with a flat base case interest rate environment. These simulations in declining‑rate scenarios of larger magnitude are viewed by us and many other depository institutions as being more remote and not as meaningful.  We consider smaller declining rate scenarios in our overall analysis which also illustrate that we are asset sensitive.  Current simulations indicate that our rate sensitivity is somewhat asset sensitive to the indicated changes in interest rates over an one‑year horizon. Comparatively, as of December 31, 2017, the earnings simulations indicated that the impact of an instantaneous 100 basis point increase in rates would have resulted in an approximate 5% increase in net interest income—as compared with a base case interest rate environment.

The shape and non‑parallel shifts of the fixed‑income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture.  For example, in our strategy balance sheet analysis at December 31, 2018, we simulated a curve that flattens with short-term rates rising by approximately 50 basis points with other rates beyond that point rising proportionally to a level that matches the December 31, 2018 30-year yield.  This resulted in estimated net interest income increasing somewhat from a base case.  This is largely attributable to our position in short‑term assets rising quickly in yield.  A simulation of a curve that steepened, caused by a 140 basis points rise in 30‑year yields, and then sloping downward proportionally to the current one‑month rate, would have estimated results that were slightly less beneficial but still positive  on net interest income as deposit rates would rise only modestly and longer‑term loan yields (like mortgages) would increase.

In addition to simulation analysis, we use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates.  This measure assumes no growth or decline in the balance sheet (no management influence) but does assume mortgage‑related prepayments and certain other cash flows occur.  It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses.  The EVE model is essentially a discounted cash flow fair value of all of the Company’s tangible assets, liabilities, and derivatives.  The difference represented by the present value of tangible assets minus the present value of liabilities is defined as the economic value of equity.  At December 31, 2018, the Company’s ratio of EVE‑to‑assets was 18.5% in a current forward rate curve. In hypothetical environments where rates increased / decreased by 200 basis points instantaneously the ratio was 18.9% (up 200) and 16.4% (down 200).

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

During 2018, all categories of deposits increased from 2017 except for savings deposits.  Total deposits increased $114.2 million, or 1.0%, to $11.6 billion during 2018.  The Company’s deposit growth since December 31, 2017 included an increase in interest-bearing demand deposits of $107.1 million, certificates of deposit of $36.9 million and noninterest-bearing transaction account of $14.3 million while saving deposits declined $44.1 million.  During 2018, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits), which are normally lower cost funds from certificate of deposit balances.

The following table presents total deposits for the five years at December 31:

Table 21—Total Deposits

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Demand deposits	$3,061,769	$3,047,432	$2,199,046	$1,976,480	$1,639,953
Savings deposits	1,399,815	1,443,918	799,615	735,961	655,132
Interest‑bearing demand deposits	5,407,175	5,300,108	3,461,004	3,293,942	2,927,820
Total savings and interest‑bearing demand deposits	6,806,990	6,744,026	4,260,619	4,029,903	3,582,952
Certificates of deposit	1,775,095	1,738,384	872,773	1,092,750	1,237,140
Other time deposits	3,079	2,924	1,985	1,295	1,000
Total time deposits	1,778,174	1,741,308	874,758	1,094,045	1,238,140
Total deposits	$11,646,933	$11,532,766	$7,334,423	$7,100,428	$6,461,045

Overall deposits grew through organic growth during 2018 from December 31, 2017. The following are key highlights regarding overall growth in total deposits:

•

Total deposits increased $114.2 million, or 1.0%, for the year ended December 31, 2018, driven by organic growth as mentioned above. For the year ended December 31, 2017, total deposits increased $4.2 billion, or 57.2% from the year ended December 31, 2016, driven primarily by deposits obtained in the SBFC and PSC acquisitions, totaling $3.6 billion.

•	Noninterest‑bearing deposits (demand deposits) increased by $14.3 million, or 0.5%, for the year ended December 31, 2018, when compared with December 31, 2017.
•

Money market (Market Rate Checking) and other interest‑bearing demand deposits (NOW, IOLTA, and others) increased $107.1 million, or 2.0%, for the year ended December 31, 2018, while savings deposits decreased $44.1 million, or 3.0%, when compared with December 31, 2017.

•	At December 31, 2018, the ratio of savings, interest‑bearing, and time deposits to total deposits was 73.7%, consistent with the ratio of 73.6% at the end of 2017.

The following are key highlights regarding overall growth in average total deposits:

•

Total deposits averaged $11.6 billion in 2018, an increase of $2.4 billion, or 26.4%, from 2017. This increase was mainly due to the acquisition of PSC in the fourth quarter of 2017.  With the PSC merger in the fourth quarter of 2017, the Company acquired interest-bearing deposits of $1.9 billion.

•	Average interest‑bearing deposits increased by $1.9 billion, or 28.9%, to $8.5 billion in 2018 compared to 2017.
•	Average noninterest‑bearing demand deposits increased by $516.6 million, or 19.9%, to $3.1 billion in 2018 compared to 2017.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 22—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2018	2017	% Change
Within three months	$60,135	$57,124	5.3%
After three through six months	44,732	39,550	13.1%
After six through twelve months	123,248	106,810	15.4%
After twelve months	91,896	121,823	(24.6)%
	$320,011	$325,307	9.2%

Short‑Term Borrowed Funds

Our short‑term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements and short-term FHLB Advances. Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase in our audited financial statements provides a profile of these funds for the last three years at each year‑end, the average amounts outstanding during each period, the maximum amounts outstanding at any month‑end, and the weighted average interest rates on year‑end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date.  Not 10—Other Borrowings in our audited financial statements provide provides a profile of short-term FHLB advances for the last three years at each year‑end, the average amounts outstanding during each period and the weighted average interest rates on year‑end and average balances in each category. Short-term FHLB advances have a maturity of less than one year.

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2018, shareholders’ equity was $2.4 billion, an increase of $57.4 million, or 2.5%, from at December 31, 2017. The driving factor for this increase from 2017 is net income of $178.9 million.  The increase from net income was partially offset in 2018 by the dividend paid to common shareholders of $50.6 million, an increase in the accumulated other comprehensive losses of $14.5 million mainly related to losses within investment securities and a reduction in capital of $68.4 million from the repurchase of common stock through the Company’s stock buyback plan.  Our equity‑to‑assets ratio increased to 16.12% at December 31, 2018 from 15.96% at December 31, 2017 due to the percentage increase in equity of 2.5% being greater than the percentage increase in total assets of 1.4%.

In March 2017, the board of directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  During 2018, the Company repurchased all 1,000,000 shares in open market transactions under the plan at an average price of $68.40 for a total of $68.4 million.  The board of directors made the determination to repurchase the shares after considering the Company’s liquidity needs and capital resources as well as the estimated current value of the Company’s net assets.  The number of shares to be purchased and the timing of the purchases during 2018 were based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of the Company’s common stock, and the availability of alternative investment opportunities.  In January 2019, the board of directors approved a new program to repurchase up to 1,000,000 of our common shares.  The Company is not obligated to repurchase any additional shares under the 2019 stock repurchase program, and any repurchases under the 2019 stock repurchase program after December 23, 2019 would require additional Federal Reserve approval.

The Federal Reserve Board in March of 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s rule, which took effect in early April 2005, permitted bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non‑consolidated securities during 2005, positively impacting Tier I Capital. In November of 2007, we acquired the Scottish Bank and an additional $3.0 million of non‑consolidated junior subordinated debt securities. In December of 2012, we acquired $9.2 million of non‑consolidated junior subordinated debt securities through the Savannah Bancorp, Inc. acquisition. In July of 2013, we acquired an additional $46.1 million of non‑consolidated junior subordinated debt securities through the FFHI merger which we redeemed in January of 2015. In January 2017, we acquired $18.5 million of non-consolidated junior subordinated debt securities through the SBFC merger and in November 2017, we acquired $40.9 million of non-consolidated junior subordinated debt securities through the PSC merger. (See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

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

Table 23—Capital Adequacy Ratios

	December 31,
(In percent)	2018	2017	2016
Common equity Tier 1 risk-based capital	12.05	11.59	11.66
Tier 1 risk‑based capital	13.05	12.60	12.43
Total risk‑based capital	13.56	13.04	13.04
Tier 1 leverage	10.65	10.36	9.88

The Tier 1 leverage ratio increased compared to December 31, 2017 due to the increase in our capital outpacing the increase in our average asset size.  The Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all increased compared to December 31, 2017 due to our capital increasing outpacing the increase in our risk-based assets.  The increase in our capital was mainly attributable to net income in 2018 of $178.9 million.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

In July 2013, the Federal Reserve and FDIC announced approval of final rules to implement certain regulatory capital reforms, which we refer to Basel III, developed by the Basel Committee on Banking Supervision, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rules were effective January 1, 2015, subject to a phase-in period for certain aspects of the rules.

The capital rules framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk.  As applied to the Company and the Bank, Basel III requires a minimum ratio of common equity Tier 1 capital, or CET1, to risk-weighted assets of 4.5%.  In terms of quality of capital, Basel III emphasizes CET1 capital and implements strict eligibility criteria for regulatory capital instruments.  Basel III also requires a minimum ratio of Tier 1 capital to risk-weighted assets of 6%.  Our minimum required leverage ratio under Basel III is 4%.  Our minimum required total capital to risk-weighted assets ratio is 8% under Basel III.

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under Basel III a covered banking organization is required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements.  This buffer consists solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  The capital conservation buffer became fully effective on January 1, 2019, and consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

Under the Basel III rules, AOCI is presumptively included in common equity Tier 1 capital and can operate to reduce this category of capital.  When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, which election the Bank and the Company have made.  As a result, the Company and the Bank retained its pre-existing treatment for AOCI.

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

We pay cash dividends to shareholders from funds provided mainly by dividends received from our Bank. Dividends paid by our bank are subject to certain regulatory restrictions. The approval of the SCBFI is required to pay dividends that exceed 100% of net income in any calendar year.  As of December 31, 2018, approximately $31.2 million of the bank’s current year net income was available for distribution to the Company as dividends without prior regulatory approval.   No special dividend approval was needed from the SCBFI during 2018, 2017 or 2016.  The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 24—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Dividend payments to common shareholders	$50,558	$38,623	$29,285
Dividend payout ratios	28.27%	44.11%	28.91%

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

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2018 and 2017, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk‑based capital. Based on this criteria, we had three such credit concentrations at December 31, 2018, including loans on hotels and motels, loans to lessors of nonresidential buildings (except mini‑warehouses) and loans to lessors of residential buildings (investment properties and multi-family). The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

Banking regulators have established guidelines for the construction, land development and other land loans to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital.  At December 31, 2018 and 2017, the Bank’s construction, land development and other land loans as a percentage of total risk-based capital were 69.5% and 90.5%, respectively.  Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital were 216.0% and 227.3% as of December 31, 2018 and 2017, respectively.  As of December 31, 2018 and 2017, the Bank was below the established regulatory guidelines.  When a bank’s ratios are in excess of one or both of these commercial real estate loan ratio guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

At December 31, 2018, the bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $2.8 billion through various types of lending arrangements. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $32.7 million at December 31, 2018. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2018. Long‑term debt obligations totaling $266.1 million include junior subordinated debt. Operating lease obligations of $52.0 million pertain to banking facilities and equipment. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 20 of the audited consolidated financial statements.

Table 25—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$266,084	$150,007	$15	$16	$116,046
Operating lease obligations	51,956	7,497	15,003	12,946	16,510
Total	$318,040	$157,504	$15,018	$12,962	$132,556

*     Represents principal maturities.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

See “Asset‑Liability Management and Market Risk Sensitivity” on page 77 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8.  Financial Statements and Supplementary Data.

See Table 1 on page 51 for our unaudited quarterly results of operations and the pages beginning with F‑1 for our audited consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018, in accordance with Rule 13a‑15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2018, were effective to provide reasonable assurance regarding our control objectives.

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

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2018 and in connection with the our 2019 Annual Meeting of Shareholders under the caption “Election of Directors,” under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  We incorporate such required information herein by reference.

Item 11.  Executive Compensation.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2018 and in connection with our 2019 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year‑End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Deferred Compensation Plan,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”  We incorporate such required information herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2018, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	213,866	$61.28	340,333
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 340,333 number of securities available for future issuance in the table above are a total of 268,919 shares remaining from the authorized total of 1,684,000 under the Company’s 2012 Stock Incentive Program and 71,414 shares remaining from the authorized total of 363,825 under the Company’s 2002 Employee Stock Purchase Plan.  Shares issued in respect to restricted stock and restricted stock units granted under the 2012 Stock Incentive Program count against the shares available for grant under the applicable plan as approximately two shares for every share granted.  All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

Other information required to be disclosed by this item will be disclosed under the captions “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” in the definitive proxy statement of the Company to be filed no later than 120 days after December 31, 2018 and in connection with our 2019 Annual Meeting of Shareholders.  We incorporate such required other information herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in the definitive proxy statement of the Company to be filed no later than 120 days after December 31, 2018 and in connection with our 2019 Annual Meeting of Shareholders.  We incorporate such required information herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in the definitive proxy statement of the Company to be filed no later than 120 days after December 31, 2018 and in connection with our 2019 Annual Meeting of Shareholders.  We incorporate such required information herein by reference.

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

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.Financial Schedules Filed: None

3.Exhibits

In most cases, documents incorporated by reference to exhibits that have been filed with the Company’s reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC’s web site at www.sec.gov. You may also read and copy any such document at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 under the Company’s SEC file number (001‑12669).

Exhibit No.	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of South State Corporation, filed October 24, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on October 28, 2014)

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of South State Corporation, dated October 26, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on October 27, 2017)

3.3	Amended and Restated Bylaws of South State Corporation, dated January 21, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on January 27, 2016)

4.1	Specimen South State Corporation Common Stock Certificate (incorporated by reference as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

Exhibit No.	Description of Exhibit
4.2	Articles of Incorporation (included as Exhibits 3.1 and 3.2)

4.3	Bylaws (included as Exhibit 3.3)

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

10.9*

Amended and Restated SCBT, N.A. Deferred Income Plan, executed on November 30, 2010, to be effective as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on December 6, 2010)

10.10*

Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on February 2, 2011)

10.11*	Employment and Noncompetition Agreement for John S. Goettee, effective January 31, 2011

10.12*	Employment and Noncompetition Agreement for Greg A. Lapointe, effective January 31, 2011

10.13*	Employment and Noncompetition Agreement for Jonathan Kivett, effective May 7, 2018

Exhibit No.	Description of Exhibit
10.14*

South State Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) (incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2017 Annual Meeting of Shareholders)

10.15*

Form of Restricted Stock Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on January 22, 2013)

10.16*

Form of Stock Option Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on January 22, 2013)

10.17*	Form of Restricted Stock Unit Agreement under the South State Corporation Omnibus Stock and Performance Plan

10.18*

SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2017) (incorporated by reference as Exhibit 10.16 to the Registrant’s Annual Report on Form 10‑K filed on February 23, 2018)

10.19

Credit Agreement, dated as of October 28, 2013, by and between First Financial Holdings, Inc., as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on October 29, 2013)

10.20

Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on October 31, 2014)

10.21

Amendment No. 2, dated as of November 5, 2015, executed an amendment to its credit agreement with the Lender, U.S. Bank National Association to extend its $20.0 million unsecured line of credit through November 15, 2015 (incorporated by reference to the information set forth under Item 5.  Other information, of South State Corporation’s Form 10-Q, filed on November 6, 2015.

10.22

Amendment No. 3, dated as of November 16, 2015, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on November 20, 2015)

10.23

Amendment No. 4, dated as of November 15, 2016, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on November 17, 2016)

10.24

Amendment No. 5, dated as of November 15, 2017, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 17, 2017)

Exhibit No.	Description of Exhibit
10.25

Amendment No. 6, dated as of November 15, 2018, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 15, 2018)

10.26*

Employment Agreement, effective March 1, 2019, between South State Bank, South State Corporation and John F. Windley (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on July 19, 2018)

10.27*

Consulting Agreement, effective September 1, 2019, between South State Bank, South State Corporation and Joseph E. Burns (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 19, 2018)

10.28*	Annual Incentive Plan dated March 23, 2018 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2018)

21	Subsidiaries of the Registrant

23	Consent of Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a‑14(a) Certification of the Principal Executive Officer

31.2	Rule 13a‑14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial statements from the Annual Report on Form 10‑K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

*     Denotes a management compensatory plan or arrangement.

(b)	See Exhibit Index following the Annual Report on Form 10‑K for a listing of exhibits filed herewith.
(c)	Not Applicable.

The   South State Corporation and certain of its consolidated subsidiaries are parties to long-term debt instruments with respect to trust preferred securities under which the total amount of securities authorized does not exceed 10% of the total assets of South State Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K,  South State Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.11*	Employment and Noncompetition Agreement for John S. Goettee, effective January 31, 2011

10.12*	Employment and Noncompetition Agreement for Greg A. Lapointe, effective January 31, 2011

10.13*	Employment and Noncompetition Agreement for Jonathan Kivett, effective May 7, 2018

10.17*	Form of Restricted Stock Unit Agreement under the South State Corporation Omnibus Stock and Performance Plan

21	Subsidiaries of the Registrant

23	Consent of Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a‑14(a) Certification of the Principal Executive Officer

31.2	Rule 13a‑14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial statements from the Annual Report on Form 10‑K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 22nd day of February, 2019.

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

Signature	Title	Date

/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.	Chief Executive Officer and Director	February 22, 2019

/s/ John C. Pollok	Senior Executive Vice President, Chief Financial
John C. Pollok	Officer, and Director	February 22, 2019

/s/ Keith S. Rainwater	Executive Vice President and Principal
Keith S. Rainwater	Accounting Officer	February 22, 2019

/s/ Robert R. Horger
Robert R. Horger	Chairman of the Board of Directors	February 22, 2019

/s/ Jimmy E. Addison
Jimmy E. Addison	Director	February 22, 2019

/s/ James C. Cherry
James C. Cherry	Director	February 22, 2019

/s/ Jean E. Davis
Jean E. Davis	Director	February 22, 2019
/s/ Martin B. Davis
Martin B. Davis	Director	February 22, 2019

Signature	Title	Date

/s/ Paula Harper Bethea
Paula Harper Bethea	Director	February 22, 2019

/s/ Robert H. Demere, Jr.
Robert H. Demere, Jr.	Director	February 22, 2019

/s/ Cynthia A. Hartley
Cynthia A. Hartley	Director	February 22, 2019

/s/ Thomas J. Johnson
Thomas J. Johnson	Director	February 22, 2019

/s/ Grey B. Murray
Grey B. Murray	Director	February 22, 2019

/s/ James W. Roquemore
James W. Roquemore	Director	February 22, 2019

/s/ Thomas E. Suggs
Thomas E. Suggs	Director	February 22, 2019

/s/ Kevin P. Walker
Kevin P. Walker	Director	February 22, 2019

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ South State Corporation

Columbia, South Carolina

February 22, 2019

www.SouthStateBank.com

(800) 277‑2175 | P.O. Box 1030 | Columbia, South Carolina | 29202‑1030

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of South State Corporation

Opinion on Internal Control Over Financial Reporting

We have audited South State Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, South State Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of South State Corporation as of December 31, 2018 and 2017,  and for each of the years in the three years ended December 31, 2018, and our report dated February 22, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

South State Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of South State Corporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

Atlanta, Georgia

February 22, 2019

South State Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2018	2017

ASSETS
Cash and cash equivalents:
Cash and due from banks	$251,411	$255,775
Interest-bearing deposits with banks	124,895	117,635
Federal funds sold and securities purchased under agreements to resell	32,677	4,217
Total cash and cash equivalents	408,983	377,627
Investment securities:
Securities held to maturity (fair value of $0 and $2,556, respectively)	—	2,529
Securities available for sale, at fair value	1,517,067	1,648,193
Other investments	25,604	23,047
Total investment securities	1,542,671	1,673,769
Loans held for sale	22,925	70,890
Loans:
Acquired credit impaired, net of allowance for loan losses	485,119	618,803
Acquired non-credit impaired	2,594,826	3,507,907
Non-acquired	7,933,286	6,492,155
Less allowance for non-acquired loan losses	(51,194)	(43,448)
Loans, net	10,962,037	10,575,417
Other real estate owned	11,410	11,203
Premises and equipment, net	241,076	255,565
Bank owned life insurance	230,105	225,132
Deferred tax assets	37,128	45,902
Mortgage servicing rights	34,727	31,119
Core deposit and other intangibles	62,900	73,789
Goodwill	1,002,900	999,586
Other assets	119,466	126,590
Total assets	$14,676,328	$14,466,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,061,769	$3,047,432
Interest-bearing	8,585,164	8,485,334
Total deposits	11,646,933	11,532,766
Federal funds purchased and securities sold under agreements to repurchase	270,649	286,857
Other borrowings	266,084	216,385
Other liabilities	126,366	121,661
Total liabilities	12,310,032	12,157,669
Shareholders’ equity:
Common stock - $2.50 par value; authorized 80,000,000 shares; 35,829,549 and 36,759,656 shares issued and outstanding, respectively	89,574	91,899
Surplus	1,750,495	1,807,601
Retained earnings	551,108	419,847
Accumulated other comprehensive loss	(24,881)	(10,427)
Total shareholders’ equity	2,366,296	2,308,920
Total liabilities and shareholders’ equity	$14,676,328	$14,466,589

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans, including fees	$521,478	$389,535	$308,461
Investment securities:
Taxable	35,563	28,165	18,025
Tax-exempt	6,152	5,591	3,884
Federal funds sold and securities purchased under agreements to resell	4,015	2,709	2,793
Total interest income	567,208	426,000	333,163
Interest expense:
Deposits	45,452	12,353	5,803
Federal funds purchased and securities sold under agreements to repurchase	2,356	1,080	574
Other borrowings	6,184	3,581	1,940
Total interest expense	53,992	17,014	8,317
Net interest income	513,216	408,986	324,846
Provision for loan losses	13,783	11,890	6,819
Net interest income after provision for loan losses	499,433	397,096	318,027
Noninterest income:
Fees on deposit accounts	81,649	80,764	73,771
Mortgage banking income	13,590	17,954	20,547
Trust and investment services income	30,229	25,401	19,764
Securities gains (losses), net	(655)	1,421	122
Other-than-temporary impairment losses	—	(753)	—
Recoveries on acquired loans	9,117	8,572	6,465
Amortization of FDIC indemnification asset, net	—	—	(5,902)
Other	11,819	6,670	6,437
Total noninterest income	145,749	140,029	121,204
Noninterest expense:
Salaries and employee benefits	233,130	194,446	164,663
Net occupancy expense	30,816	25,357	21,712
Information services expense	34,322	25,462	20,549
Furniture and equipment expense	18,349	15,568	12,403
OREO expense and loan related	3,510	6,721	6,307
Bankcard expense	1,783	2,180	2,597
Amortization of intangibles	14,209	10,353	7,577
Supplies, printing and postage expense	5,839	6,148	6,279
Professional fees	8,883	5,975	6,702
FDIC assessment and other regulatory charges	8,405	3,924	3,896
Advertising and marketing	4,221	3,963	3,092
Merger and branch consolidation related expense	29,868	44,503	8,081
Other	27,592	23,720	21,331
Total noninterest expense	420,927	368,320	285,189
Earnings:
Income before provision for income taxes	224,255	168,805	154,042
Provision for income taxes	45,384	81,251	52,760
Net income	$178,871	$87,554	$101,282
Earnings per common share:
Basic	$4.90	$2.95	$4.22
Diluted	$4.86	$2.93	$4.18
Dividends per common share	$1.38	$1.32	$1.21
Weighted average common shares outstanding:
Basic	36,530	29,686	23,998
Diluted	36,776	29,922	24,219

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$178,871	$87,554	$101,282
Other comprehensive income:
Unrealized losses on securities:
Unrealized holding losses arising during period	(17,322)	(3,486)	(6,821)
Tax effect	3,843	1,329	2,600
Reclassification adjustment for (gains) losses and OTTI included in net income	655	(668)	(122)
Tax effect	(145)	255	47
Net of tax amount	(12,969)	(2,570)	(4,296)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	42	(22)	(55)
Tax effect	(9)	9	21
Reclassification adjustment for losses included in interest expense	155	275	275
Tax effect	(34)	(105)	(105)
Net of tax amount	154	157	136
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	490	(589)	(1,202)
Tax effect	(108)	224	453
Reclassification adjustment for changes included in net income	1,187	908	920
Tax effect	(261)	(346)	(351)
Net of tax amount	1,308	197	(180)
Other comprehensive loss, net of tax	(11,507)	(2,216)	(4,340)
Comprehensive income	$167,364	$85,338	$96,942

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2015	24,162,657	$60,407	$703,929	$298,919	$(3,871)	$1,059,384
Comprehensive income:
Net income	—	—	—	101,282	—	101,282
Other comprehensive loss, net of tax effects	—	—	—	—	(4,340)	(4,340)
Total comprehensive income						96,942
Cash dividends declared on common stock at $1.21 per share	—	—	—	(29,285)	—	(29,285)
Employee stock purchases	14,516	36	889	—	—	925
Stock options exercised	63,527	158	2,046	—	—	2,204
Restricted stock awards	42,226	106	(106)	—	—	—
Stock issued pursuant to restricted stock units	35,903	90	(90)	—	—	—
Common stock repurchased -2004 buyback plan	(32,900)	(82)	(2,048)	—	—	(2,130)
Common stock repurchased	(55,537)	(139)	(3,712)	—	—	(3,851)
Excess tax benefits in connection with equity awards	—	—	4,178	—	—	4,178
Share-based compensation expense	—	—	6,221	—	—	6,221
Balance, December 31, 2016	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income:
Net income	—	—	—	87,554	—	87,554
Other comprehensive loss, net of tax effects	—	—	—	—	(2,216)	(2,216)
Total comprehensive income						85,338
Cash dividends declared on common stock at $1.32 per share	—	—	—	(38,623)	—	(38,623)
Employee stock purchases	12,798	32	1,023	—	—	1,055
Stock options exercised	59,480	149	1,816	—	—	1,965
Restricted stock awards	21,628	53	(53)	—	—	—
Stock issued pursuant to restricted stock units	37,802	95	(95)	—	—	—
Common stock issued for Southeastern Bank Financial Corp. acquisition	4,978,338	12,446	422,163	—	—	434,609
Common stock issued for Park Sterling Corporation acquisition	7,480,343	18,701	669,865			688,566
Common stock repurchased	(61,125)	(153)	(5,359)	—	—	(5,512)
Share-based compensation expense	—	—	6,934	—	—	6,934
Balance, December 31, 2017	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income:
Net income	—	—	—	178,871	—	178,871
Other comprehensive loss, net of tax effects	—	—	—	—	(11,507)	(11,507)
Total comprehensive income						167,364
Cash dividends declared at $1.38 per share	—	—	—	(50,557)	—	(50,557)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	2,947	(2,947)	—
Employee stock purchases	18,110	45	1,286	—	—	1,331
Stock options exercised	33,424	84	948	—	—	1,032
Restricted stock awards	4,069	10	(10)	—	—	—
Stock issued pursuant to restricted stock units	39,541	99	(99)	—	—	—
Common stock repurchased - buyback plan	(1,000,000)	(2,500)	(65,904)	—	—	(68,404)
Common stock repurchased	(25,251)	(63)	(2,110)	—	—	(2,173)
Share-based compensation expense	—	—	8,783	—	—	8,783
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,

	2018	2017	2016
Cash flows from operating activities:
Net income	$178,871	$87,554	$101,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,696	28,704	21,582
Provision for loan losses	13,783	11,890	6,819
Deferred income taxes	15,176	5,640	9,378
Revision of provisional amount related to the revaluation of deferred taxes from the Tax Reform Act	(991)	26,558	—
Other-than-temporary impairment on securities	—	753	—
(Gain) loss on sale of securities, net	655	(1,421)	(122)
Share-based compensation expense	8,783	6,934	6,220
Amortization of FDIC indemnification asset	—	—	3,566
Accretion of discount related to performing acquired loans	(27,756)	(15,893)	(5,187)
(Gain) loss on disposal of premises and equipment	1,568	177	(60)
(Gain) loss on sale of OREO	(1,969)	101	(1,735)
Net amortization of premiums on investment securities	7,567	6,853	5,409
OREO write downs	1,420	2,249	4,401
Fair value adjustment for loans held for sale	(521)	752	495
Originations and purchases of loans held for sale	(631,328)	(682,403)	(771,105)
Proceeds from sales of loans	679,811	745,871	761,688
Net change in:
Accrued interest receivable	(3,269)	(2,198)	(1,536)
Prepaid assets	1,951	6	(804)
FDIC indemnification asset	—	—	3,177
Miscellaneous other assets	(1,168)	(32,324)	(13,799)
Accrued interest payable	1,930	(948)	(831)
Accrued income taxes	143	1,959	105
Miscellaneous other liabilities	3,359	7,076	9,068
Net cash provided by operating activities	283,711	197,890	138,011
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	73,054	374,938	137
Proceeds from maturities and calls of investment securities held to maturity	2,530	3,570	3,225
Proceeds from maturities and calls of investment securities available for sale	224,713	235,757	383,577
Proceeds from sales of other investment securities	15,938	15,302	71
Purchases of investment securities available for sale	(191,313)	(241,274)	(385,813)
Purchases of other investment securities	(18,494)	(4,553)	(660)
Net increase in loans	(391,428)	(636,836)	(690,495)
Net cash received from acquisitions	—	185,163	—
Payment to terminate FDIC Loss Share Agreements	—	—	(2,342)
Recoveries of loans previously charged off	3,300	3,430	3,552
Purchases of premises and equipment	(14,538)	(15,163)	(25,796)
Proceeds from sale of OREO	13,943	18,751	23,565
Proceeds from sale of premises and equipment	146	15	60
Net cash used in investing activities	(282,149)	(60,900)	(690,919)
Cash flows from financing activities:
Net increase in deposits	114,779	226,045	233,993
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(16,208)	(27,930)	25,542
Proceeds from FHLB advances	590,001	100,000	—
Repayment of other borrowings	(540,007)	(390,811)	(14)
Common stock issuance	1,331	1,055	925
Common stock repurchase	(70,577)	(5,512)	(5,981)
Dividends paid on common stock	(50,557)	(38,623)	(29,285)
Excess tax benefits in connection with equity awards	—	—	4,178
Stock options exercised	1,032	1,965	2,204
Net cash (used in) provided by financing activities	29,794	(133,811)	231,562
Net increase (decrease) in cash and cash equivalents	31,356	3,179	(321,346)
Cash and cash equivalents at beginning of period	377,627	374,448	695,794
Cash and cash equivalents at end of period	$408,983	$377,627	$374,448
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$52,062	$17,962	$9,148
Income taxes	31,941	48,028	39,490
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$(7,247)	$4,900,334	$—
Other intangible assets acquired	3,321	44,295	—
Liabilities assumed	(612)	4,477,801	—
Net identifiable assets acquired over liabilities assumed	(3,314)	466,828	—
Common stock issued in acquisition	—	1,123,175	—
Loans sold that have not settled	—	28,663	—
Real estate acquired in full or in partial settlement of loans	13,391	11,558	13,993

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

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk‑based capital, or $375.9 million at December 31, 2018. Based on this criteria, the Company had three such credit concentrations at December 31, 2018, including $609.3 million of loans to lessors of residential buildings (investment properties and multi-family), $1.3 billion of loans to lessors of nonresidential buildings (except mini‑warehouses), and $457.2 million of loans on hotels and motels.

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

The Company enters into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short‑term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell at December 31, 2018 and 2017 consisted of U.S. government‑sponsored entities and agency mortgage‑backed securities. It is the Company’s policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third‑party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. At December 31, 2018, these agreements were considered to be cash equivalents with maturities of three months or less.

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

Other investments include stock acquired for regulatory purposes, investments in unconsolidated subsidiaries and other nonmarketable investment securities. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta (“FHLB”) stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, TSB Statutory Trust I, SAVB Capital Trust I, SAVB Capital Trust II, Southeastern Bank Financial Statutory Trust I, Southeastern Bank Financial Statutory Trust II, Provident Community Bancshares Capital Trust I, FCRV Statutory Trust I, Community Capital Statutory Trust I, CSBC Statutory Trust I and Provident Community Bancshares Capital Trust II. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments.  Other nonmarketable investment securities consists of Business Development Corporation stock and stock in Banker’s Banks.  These investments also do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading.  As a result, these securities are carried at cost and are periodically evaluated for impairment.

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

With the early termination agreement with the FDIC, the Bank recorded a pre-tax charge of $4.4 million, which resulted from a $2.3 million payment to the FDIC as consideration for the early termination, plus the amortization of the remaining FDIC indemnification asset of $2.1 million, net of the clawback, as of March 31, 2016.  The entire pre-tax charge was recorded in noninterest income through “Amortization of the FDIC indemnification asset” on the consolidated statements of income.

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

Bank Owned Life Insurance

Bank owned life insurance (BOLI) are comprised of long-term life insurance contracts on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer.  Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits.  The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

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

The Company evaluated the carrying value of goodwill as of April 30, 2018, its annual test date, and determined that no impairment charge was necessary. The Company updated its valuation of the carrying value of goodwill as of December 31, 2018 based on the drop in the Company’s stock price in the fourth quarter of 2018 and still determined that no impairment charge was necessary.  Should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

The Company adopted ASU Topic 606 using the retrospective transition approach which requires restatement of prior periods. We selected this method even though there were no material changes in the timing of revenue recognition due to the fact that ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions.  Previously, such network costs were reported as a component of other noninterest expense.  We did restate prior periods for this reclassification.  For years 2018, 2017 and 2016, gross interchange and debit card transaction fees totaled $33.0 million, $35.6 million and $31.8 million, respectively while related network costs totaled $12.1 million, $9.1 million and $9.1 million, respectively.  On a net basis we reported $20.9 million, $26.5 million and $22.7 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income for the years ended December 31, 2018, 2017 and 2016.    This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.  When applying the retrospective approach under ASU Topic 606, the Company has elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018.  There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to ASU Topic 606 involve income derived from contracts with customers. Within the scope of ASU Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets.   Through our wholly owned subsidiaries, the Bank, South State Advisory, Inc. and Minis & Co., Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services.  Total revenue recognized from these contracts with customers was $30.2 million for the year ended December 31, 2018. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is $82.6 million for the year ended December 31, 2018.  Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers consists of approximately 809,000 active contracts.  We have disaggregated revenue according to timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $113.6 million year ended December 31, 2018.  Total revenue derived from contracts in which services are transferred over time was $19.2 million for the year ended December 31, 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

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

Employee Benefit Plans

The Company’s defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 16 for information regarding the defined benefit pension plan and Note 17 for information regarding our post‑retirement benefit plans. The expected costs of the plans are being expensed over the period that employees provide service.

The Employee Stock Purchase Plan (“ESPP”) allows for a look‑back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 18 for the amount the Company recognized as expense for the years ended December 31, 2018, 2017 and 2016.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax basis and financial statement basis of gains on acquisitions, available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  In 2017, as a result of the Tax Reform Act signed into law on December 22, 2017, the Company revalued its deferred tax assets and liabilities using a provisional amount in 2017, and finalized its accounting for the tax reform effects during 2018. Additional information about the impact of the Tax Reform Act can be found in Note 11 of the Company’s consolidated financial statements.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts.  As of December 31, 2018 and 2017, there were no material accruals for uncertain tax positions.  The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2015.

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

The Company also maintains one loan swap which is accounted for as a fair value hedge.  This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan.  This fair value hedge converts the fixed rate to a floating rate (see Note 27 – Derivative Financial Instruments).

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

The Company’s risk management strategy also incorporates the use of interest rate swap contracts that help in managing interest rate risk within the loan portfolio and foreign currency exchange.  These derivative are not designated as hedges and are not speculative, and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings (See Note 27 – Derivative Financial Instruments).

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

The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in the net income in the period of the change (see Note 27—Derivative Financial Instruments for further disclosure).

Reclassification

Certain amounts previously reported have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income and shareholders’ equity.

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.  See Note 30- Subsequent Events for further information.

Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted in 2018

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments  (“ASU 2016-15”).  ASU 2016-15 addresses eight classification issues related to the statement of cash flows:  Debt prepayment or debt extinguishment costs; Settlement of zero-coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate-owned life insurance policies, including  bank-owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard’s provisions using a retrospective transition method to each period presented.  The Company adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company’s revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and the Company refined its disclosures around the standard in the first quarter of 2018.  See Note 2 – Summary of Significant Accounting Policies for additional information. The Company has determined that there is no material change on how the Company recognizes its revenue streams, other than the required disclosures and the reclassification of interchange costs from noninterest expense to noninterest income on the Consolidated Statement of Income which the Company applied retrospectively to each prior reporting period.

Issued But Not Yet Adopted Accounting Standards

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842):  Narrow-Scope Improvements for Lessors (“ASU 2018-20”).  ASU 2018-20 updates the new lease standard (Leases (Topic 842) (“ASU 2016-02”) by addressing several issues related to lessors which should reduce lessors’ implementation and ongoing costs related to the new lease standard.    These improvements will not have a material impact on the Company’s consolidated financial statements.  For public business entities, the guidance in ASU 2016-02, ASU 2018-11 and ASU 2018-20 is effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors have the choice to recognize and measure leases at the beginning of the earliest period presented in financials using a modified retrospective approach or to allow the entity to recognize and measure leases as of the adoption date and not in comparative periods.  The guidance includes a number of optional practical expedients that entities may elect to apply.    The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company is still evaluating the provisions of ASU 2016-02, ASU 2018-11 and ASU 2018-20 in relation to its outstanding leases to determine the potential impact the new standard will have to the Company’s consolidated financial statements.  Based on the Company’s evaluation, the Company will record a right to use asset and a lease liability of approximately $82 million as of January 1, 2019 when the standard becomes effective.  The guidance will not have a material impact on the Company’s statement of income.

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Derivatives and Hedging - Topic 815) (“ASU 2018-16”).  The amendments in this ASU permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the London Interbank Offered Rate (LIBOR) to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.    The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  The Company is still assessing the impact of this new guidance, but does not believe it will have a material impact on the Company’s consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40) (“ASU 2018-15”).  The ASU clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued in April 2015. Specifically, ASU 2018-15 “align[s] the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract.  An entity would expense the capitalized implementation costs related to a hosting arrangement that is a service contract over the hosting arrangement’s term, which comprises the arrangement’s noncancelable term and any renewal options whose exercise is reasonably certain. The expense would be presented in the same line item in the statement of income as that in which the fee associated with the hosting arrangement is presented.  For public business entities, the amendments in ASU 2018-15 are effective for interim and annual periods beginning after December 15, 2019 and an entity has the option of using either a retrospective or prospective transition method.  Early adoption is permitted.  The Company is still assessing the impact of this new guidance and is considering early adopting as of January 1, 2019, but does not believe it will have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”).  ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820 related to Fair Value Measurement on the basis of the concepts in the FASB Concepts Statement Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements.  ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein.  Early adoption is permitted upon issuance of this ASU, including in any interim period for which financial statements have not yet been issued or made available for issuance.  Entities making this election are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until their effective date.  The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirement additions. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by the ASU must be applied retrospectively to all periods presented.  The Company is still assessing the impact of this new guidance, but does not believe it will have a material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements - Leases (Topic 842) (“ASU 2018-11”).  ASU 2018-11 updates the new lease standard (Leases (Topic 842) (“ASU 2016-02”) by providing another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date instead of at the beginning of the earliest period presented in the financial statements as required in the original pronouncement.  ASU 2018-11 also provides updated guidance for lessors related to separating lease and nonlease components in a contract and allocating the consideration in the contract to the separate components.  For public business entities, the amendments in ASU 2016-02 and ASU 2018-11 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors have the choice to recognize and measure leases at the beginning of the earliest period presented in financials using a modified retrospective approach or to allow the entity to recognize and measure leases as of the adoption date and not in comparative periods.  The guidance includes a number of optional practical expedients that entities may elect to apply.    The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company has evaluated the provisions of ASU 2016-02 and ASU 2018-11 in relation to its outstanding leases to determine the potential impact the new standard will have on the Company’s consolidated financial statements.  Based on the Company’s current evaluation, the Company expects to adopt the standard at the date of the adoption method.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends ASC Topic 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments will improve the transparency of information about an entity’s risk management activities and simplify the application of hedge accounting.  The guidance is effective for public companies for annual periods beginning on or after

December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  This guidance will become effective on January 1, 2019 and the Company has determined that the implementation of this standard will not have a material impact to the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is still assessing the impact of this new guidance, but at this point in time, does not believe it will have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration.  ASU 2016-13 also will require enhanced disclosures.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A cross-functional working group comprised of individuals from credit administration, risk management, accounting and finance, information technology, among others are in place implementing and developing the data, forecast, processes, and portfolio segmentation that will be used in the models that will estimate the expected credit loss for each loan segment.  The Company has also contracted with a third party vendor solution to assist us in the application and analysis of ASU 2016-13 in aggregating the results of the models and provide macroeconomic forecast for the markets served relative to each loan segment.  The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it will be influenced by the composition, characteristics and quality of our loan and securities portfolio, as well as the economic conditions and forecasts as of each reporting period.  These economic conditions and forecasts could be significantly different in future periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  In July 2018, ASU 2018-11 was issued which provided targeted improvements related to 2016-02.  (See above for further details)  For public business entities, the amendments in ASU 2016-02 and ASU 2018-11 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors have the choice to recognize and measure leases at the beginning of the earliest period presented in financials using a modified retrospective approach or to allow the entity to recognize and measure leases as of the adoption date and not in comparative periods.  The guidance includes a number of optional practical expedients that entities may elect to apply.  The Company has reviewed its outstanding lease agreements and has centrally documented the terms of its leases.  The Company has evaluated the provisions of ASU 2016-02 and ASU 2018-11 in relation to its outstanding leases to determine the potential impact the new standard will have on the Company’s consolidated financial statements.  Based on the Company’s current evaluation, the Company estimates that it will record a right to use asset and a lease liability of approximately $82 million as of January 1, 2019 when the standard becomes effective. The guidance will not have a material impact on the Company’s statement of operations.

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

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by Park	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$116,454	$—		$—		$116,454
Investment securities	461,261	1,444	(a)	219	(a)	462,924
Loans held for sale	2,200	68,686	(b)	(4)	(b)	70,882
Loans, net of allowance and mark	2,346,612	(95,878)	(c)	(9,408)	(c)	2,241,326
Premises and equipment	61,059	(4,882)	(d)	(387)	(d)	55,790
Intangible assets	73,090	(46,915)	(e)	3,321	(e)	29,496
OREO and repossessed assets	2,549	(429)	(f)	210	(f)	2,330
Bank owned life insurance	72,703	—		—		72,703
Deferred tax asset	17,963	11,596	(g)	2,123	(g)	31,682
Other assets	21,595	(476)	(h)	—		21,119
Total assets	$3,175,486	$(66,854)		$(3,926)		$3,104,706

Liabilities
Deposits:
Noninterest-bearing	$561,874	$—		$—		$561,874
Interest-bearing	1,886,810	2,692	(i)	(612)	(i)	1,888,890
Total deposits	2,448,684	2,692		(612)		2,450,764
Federal funds purchased and securities sold under agreements to repurchase	—	—		—		—
Other borrowings	329,249	11,689	(j)	—		340,938
Other liabilities	24,179	2,131	(k)	—		26,310
Total liabilities	2,802,112	16,512		(612)		2,818,012
Net identifiable assets acquired over (under) liabilities assumed	373,374	(83,366)		(3,314)		286,694
Goodwill	—	402,951		3,314		406,265
Net assets acquired over liabilities assumed	$373,374	$319,585		$—		$692,959

Consideration:
South State Corporation common shares issued						7,480,343
Purchase price per share of the SSB's common stock						$92.05

SSB common stock issued ($688,566) and cash exchanged for fractional shares ($88)						$688,654
Cash paid for stock option redemptions						4,305
Fair value of total consideration transferred						$692,959

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

Comparative and Pro Forma Financial Information for Acquisitions in 2017

The results of the Company for the year ended December 31, 2017, include the results of the acquired assets and assumed liabilities for the 362 days subsequent to the acquisition date of January 3, 2017 related to the SBFC acquisition and for 31 days subsequent to the acquisition date of November 30, 2017 related to the PSC acquisition.

Merger-related charges of $44.5 million are recorded in the consolidated statement of income for year ended December 31, 2017 and include incremental costs related to closing of the acquisitions, including legal, accounting and auditing, investment banker cost, termination of certain employment related contracts, travel costs, printing, supplies and other costs.  Merger-related charges of $28.6 million are recorded in the consolidated statement of income for the year ended December 31, 2018 and include incremental costs related to closing of the acquisitions, including legal, accounting and auditing, termination of certain employment and vendor related contracts, travel costs, printing, supplies and other costs.

The following table discloses the impact of the mergers (excluding the impact of merger-related expenses and of the revaluation of the net deferred tax asset due to the Tax Reform Act) with SBFC since the acquisition on January 3, 2017 through December 31, 2017 and with PSC since the acquisition on November 30, 2017 through December 31, 2017.  The table also presents certain pro forma information as if SBFC and PSC had been acquired on January 1, 2017 and January, 1 2016.  These results combine the historical results of SBFC and PSC in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017 or January 1, 2016.  The Company could not reasonably disclose the impact of the mergers with SBFC and PSC on the year ended December 31, 2018.  During 2018, the assets and liabilities of SBFC and PSC became fully integrated into the Company to the point where it became impracticable to be able to break out the individual effects from each merger on the Company’s income statement.

Merger-related costs of $50.0 million from the SBFC and PSC acquisitions were incurred during the year ended December 31, 2017, and were excluded from pro forma information below.  In addition, no adjustments have been made to the pro formas to eliminate the provision for loan losses for the years ended December 31, 2017 and 2016 of SBFC and PSC in the amount of $325,000 and $3.5 million, respectively.  No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by SBFC and PSC in either the years ended December 31, 2017 or 2016.  The pro forma net adjusted income available to the common shareholder for December 31, 2017 includes the Company’s $26.6 million of income tax expense recorded as a result of the revaluation of the Company’s net deferred tax asset in connection with the Tax Reform Act signed into law during 2017.  Expenses related to systems conversions and other costs of integration were recorded during 2018 for the PSC merger.  During 2018, the Company achieved further operating cost savings and other business synergies as a result of the acquisitions which were not reflected in the pro forma amounts below:

	SBFC	PSC
	Actual since	Actual since
	Acquisition	Acquisition	Pro Forma	Pro Forma
	(January 3, 2017 through	(November 30, 2017 through	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2017)	December 31, 2017)	December 31, 2017	December 31, 2016
Total revenues (net interest income plus noninterest income)	$67,823	$14,052	$690,716	$684,532
Net adjusted income available to the common shareholder	$25,790	$4,829	$146,821	$164,479

Note 3—Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2018:
State and municipal obligations	$—	$—	$—	$—
December 31, 2017:
State and municipal obligations	$2,529	$27	$—	$2,556

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2018:
Government-sponsored entities debt*	$48,982	$21	$(752)	$48,251
State and municipal obligations	200,184	1,709	(1,125)	200,768
Mortgage-backed securities**	1,291,484	697	(24,133)	1,268,048
	$1,540,650	$2,427	$(26,010)	$1,517,067
December 31, 2017:
Government-sponsored entities debt*	$86,535	$51	$(1,077)	$85,509
State and municipal obligations	216,812	3,749	(124)	220,437
Mortgage-backed securities**	1,350,200	2,103	(11,616)	1,340,687
Corporate securities	1,560	—	—	1,560
	$1,655,107	$5,903	$(12,817)	$1,648,193

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

**   All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
December 31, 2018:
Federal Home Loan Bank stock	$19,524
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$25,604
December 31, 2017:
Federal Home Loan Bank stock	$16,967
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$23,047

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of December 31, 2018, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at December 31, 2018 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$9,858	$9,808
Due after one year through five years	—	—	91,009	90,624
Due after five years through ten years	—	—	370,143	365,751
Due after ten years	—	—	1,069,640	1,050,884
	$—	$—	$1,540,650	$1,517,067

The following table summarizes information with respect to sales of available‑for‑sale securities:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Securities Available for Sale:
Sale proceeds	$73,054	$374,938	$137
Gross realized gains	$31	$1,832	$122
Gross realized losses	(686)	(411)	—
Net realized gain	$(655)	$1,421	$122

There were no sales of held-to-maturity securities for year ended December 31, 2018, 2017 or 2016.

The Company had 384 securities with gross unrealized losses at December 31, 2018. Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2018:
Securities Available for Sale
Government-sponsored entities debt	$100	$10,571	$652	$32,959
State and municipal obligations	760	40,387	365	14,231
Mortgage-backed securities	5,182	405,055	18,951	755,223
	$6,042	$456,013	$19,968	$802,413
December 31, 2017:
Securities Available for Sale
Government-sponsored entities debt	$403	$27,442	$674	$52,324
State and municipal obligations	124	17,400	—	—
Mortgage-backed securities	4,493	610,051	7,123	322,258
	$5,020	$654,893	$7,797	$374,582

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

The unrealized loss position of the debt securities continued to increase during 2018 from the unrealized loss position in 2017.  This change was primarily related to the mortgage-backed securities category, and was the result of the increase in interest rates during the year.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018. Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

At December 31, 2018 and 2017, investment securities with a carrying value of $888.8 million and $766.0 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2018 and 2017, the carrying amount of the securities pledged to collateralize repurchase agreements was $205.3 million and $211.1 million, respectively.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of non‑acquired loans:

	December 31,
(Dollars in thousands)	2018	2017
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$841,445	$830,875
Commercial non-owner occupied	1,415,551	1,008,893
Total commercial non-owner occupied real estate	2,256,996	1,839,768
Consumer real estate:
Consumer owner occupied	1,936,265	1,530,260
Home equity loans	495,148	437,642
Total consumer real estate	2,431,413	1,967,902
Commercial owner occupied real estate	1,517,551	1,262,776
Commercial and industrial	1,054,952	815,187
Other income producing property	214,353	193,847
Consumer	448,664	378,985
Other loans	9,357	33,690
Total non-acquired loans	7,933,286	6,492,155
Less allowance for loan losses	(51,194)	(43,448)
Non-acquired loans, net	$7,882,092	$6,448,707

The above table includes deferred fees, net of deferred costs, totaling $697,000 and $466,000 at December 31, 2018 and 2017, respectively.

The following is a summary of acquired non‑credit impaired loans accounted for under FASB ASC Topic 310‑20, net of the related discount:

	December 31,
(Dollars in thousands)	2018	2017
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$165,070	$403,357
Commercial non-owner occupied	679,253	817,166
Total commercial non-owner occupied real estate	844,323	1,220,523
Consumer real estate:
Consumer owner occupied	628,813	710,611
Home equity loans	242,425	320,591
Total consumer real estate	871,238	1,031,202
Commercial owner occupied real estate	421,841	521,818
Commercial and industrial	212,537	398,696
Other income producing property	133,110	196,669
Consumer	111,777	137,710
Other	—	1,289
Total FASB ASC Topic 310-20 acquired loans	$2,594,826	$3,507,907

In accordance with FASB ASC Topic 310‑30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310‑30 (identified as credit impaired at the time of acquisition), net of related discount:

	December 31,
(Dollars in thousands)	2018	2017
FASB ASC Topic 310-30 acquired loans:
Commercial real estate	$196,764	$234,595
Commercial real estate—construction and development	32,942	49,649
Residential real estate	207,482	260,787
Consumer	42,492	51,453
Commercial and industrial	10,043	26,946
Total FASB ASC Topic 310-30 acquired loans	489,723	623,430
Less allowance for loan losses	(4,604)	(4,627)
FASB ASC Topic 310-30 acquired loans, net	$485,119	$618,803

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

The table below reflects refined contractual loan payments (principal and interest), estimates of the amounts not expected to be collected (non-accretable difference), accretable yield (interest income recognized over time), and the resulting fair values at the acquisition date for SBFC (January 3, 2017) for loans accounted for using FASB ASC Topic 310-30.  During the third quarter of 2017, the initial fair values of the acquired loan portfolios were adjusted to reflect movement of loans between the ASC Topic 310-20 portfolio and the ASC Topic 310-30 portfolio.

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of total acquired credit impaired loans as of December 31, 2018 and 2017 are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Contractual principal and interest	$631,295	$795,850
Non-accretable difference	(24,818)	(39,324)
Cash flows expected to be collected	606,477	756,526
Accretable yield	(116,754)	(133,096)
Carrying value	$489,723	$623,430
Allowance for acquired loan losses	$(4,604)	$(4,627)

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

The following are changes in the carrying value of acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of period	$618,803	$602,546	$733,870
Fair value of acquired loans	—	126,781	—
Net reductions for payments, foreclosures, and accretion	(133,707)	(109,292)	(131,635)
Change in the allowance for loan losses on acquired loans	23	(1,232)	311
Balance at end of period, net of allowance for loan losses on acquired loans	$485,119	$618,803	$602,546

The following are changes in the carrying amount of accretable yield for acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of period	$133,096	$155,379	$201,538
Addition from the SBFC acquisition	—	4,910	—
Addition from the PSC acquisition	—	8,829	—
PSC acquisition Day 1 adjustment	(1,460)
Contractual interest income	(33,115)	(36,690)	(39,873)
Accretion on acquired loans	(19,004)	(20,841)	(32,883)
Reclass of nonaccretable difference due to improvement in expected cash flows	37,501	21,987	25,808
Other changes, net	(264)	(478)	789
Balance at end of period	$116,754	$133,096	$155,379

The table above reflects the changes in the carrying amount of accretable yield for the acquired credit impaired loans and shows both the contractual interest income and incremental accretion for each year. In 2018, the accretable yield balance declined by $16.3 million as total contractual interest and accretion income of $52.1 million was recognized and an adjustment was made reducing the PSC day 1 balance for $1.5 million.  This was partially offset by improved expected cash flows of $37.5 million. The improved cash flows for previous years were adjusted to accurately reflect the split between income types.

As of December 31, 2018, the table above excludes $2.6 billion ($2.6 billion in contractual principal less a $33.4 million discount) in acquired loans which are accounted for under FASB ASC Topic 310-20.  These loans were identified as either performing with no discount related to the credit or as a revolving lines of credit (commercial or consumer) at acquisition.  As of December 31, 2017, the balance of these acquired loans totaled $3.5 billion ($3.6 billion in contractual principal less a $65.4 million remaining discount).

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Year Ended December 31, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(6,012)	(2,214)	—	(8,226)
Recoveries of loans previously charged off	2,995	305	—	3,300
Net charge-offs	(3,017)	(1,909)	—	(4,926)
Provision for loan losses charged to operations	10,763	1,909	1,111	13,783
Reduction due to loan removals	—	—	(1,134)	(1,134)
Balance at end of period	$51,194	$—	$4,604	$55,798
Year Ended December 31, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(5,149)	(1,630)	—	(6,779)
Recoveries of loans previously charged off	2,953	477	—	3,430
Net charge-offs	(2,196)	(1,153)	—	(3,349)
Provision for loan losses charged to operations	8,684	1,153	2,053	11,890
Reduction due to loan removals	—	—	(821)	(821)
Balance at end of period	$43,448	$—	$4,627	$48,075
Year Ended December 31, 2016:
Balance at beginning of period	$34,090	$—	$3,706	$37,796
Loans charged-off	(5,902)	(987)	—	(6,889)
Recoveries of loans previously charged off	3,233	318	—	3,551
Net charge-offs	(2,669)	(669)	—	(3,338)
Provision for loan losses	5,539	669	588	6,796
Benefit attributable to FDIC loss share agreements	—	—	23	23
Total provision for loan losses charged to operations	5,539	669	611	6,819
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	(23)
Reduction due to loan removals	—	—	(899)	(899)
Balance at end of period	$36,960	$—	$3,395	$40,355

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non‑acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Year Ended December 31, 2018:
Allowance for loan losses:
Balance at beginning of period	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Charge-offs	(76)	—	(659)	(80)	(215)	(500)	(2)	(4,480)	—	(6,012)
Recoveries	1,340	11	145	132	279	256	21	811	—	2,995
Provision (benefit)	(1,503)	2,218	1,755	2,193	120	2,210	52	3,982	(264)	10,763
Balance at end of period	$5,682	$8,754	$9,369	$11,913	$3,434	$7,454	$1,446	$3,101	$41	$51,194
Loans individually evaluated for impairment	$788	$70	$27	$41	$142	$416	$142	$2	$—	$1,628
Loans collectively evaluated for impairment	$4,894	$8,684	$9,342	$11,872	$3,292	$7,038	$1,304	$3,099	$41	$49,566
Loans:
Loans individually evaluated for impairment	$37,913	$1,025	$4,142	$6,761	$2,826	$1,291	$2,872	$188	$—	$57,018
Loans collectively evaluated for impairment	803,532	1,414,526	1,513,409	1,929,504	492,322	1,053,661	211,481	448,476	9,357	7,876,268
Total non-acquired loans	$841,445	$1,415,551	$1,517,551	$1,936,265	$495,148	$1,054,952	$214,353	$448,664	$9,357	$7,933,286
Year Ended December 31, 2017:
Allowance for loan losses:
Balance at beginning of period	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(546)	—	—	(185)	(330)	(776)	(51)	(3,261)	—	(5,149)
Recoveries	968	132	220	306	210	343	85	689	—	2,953
Provision (benefit)	1,408	1,413	(114)	1,727	159	1,079	(201)	3,010	203	8,684
Balance at end of period	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Loans individually evaluated for impairment	$1,063	$125	$64	$37	$135	$15	$178	$7	$—	$1,624
Loans collectively evaluated for impairment	$4,858	$6,400	$8,064	$9,631	$3,115	$5,473	$1,197	$2,781	$305	$41,824
Loans:
Loans individually evaluated for impairment	$43,230	$1,375	$5,642	$5,632	$3,011	$1,156	$3,138	$239	$—	$63,423
Loans collectively evaluated for impairment	787,645	1,007,518	1,257,134	1,524,628	434,631	814,031	190,709	378,746	33,690	6,428,732
Total non-acquired loans	$830,875	$1,008,893	$1,262,776	$1,530,260	$437,642	$815,187	$193,847	$378,985	$33,690	$6,492,155
Year Ended December 31, 2016:
Allowance for loan losses:
Balance at beginning of period	$4,116	$3,568	$8,341	$7,212	$2,929	$3,974	$1,963	$1,694	$293	$34,090
Charge-offs	(159)	(111)	(118)	(226)	(808)	(876)	(7)	(3,597)	—	(5,902)
Recoveries	912	512	54	134	299	292	87	943	—	3,233
Provision (benefit)	(778)	1,011	(255)	700	791	1,452	(501)	3,310	(191)	5,539
Balance at end of period	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Loans individually evaluated for impairment	$348	$170	$67	$80	$40	$386	$242	$4	$—	$1,337
Loans collectively evaluated for impairment	$3,743	$4,810	$7,955	$7,740	$3,171	$4,456	$1,300	$2,346	$102	$35,623
Loans:
Loans individually evaluated for impairment	$3,033	$806	$6,245	$5,673	$1,674	$1,263	$2,372	$145	$—	$21,211
Loans collectively evaluated for impairment	577,431	713,909	1,171,500	1,191,948	381,544	670,135	175,866	324,093	13,404	5,219,830
Total non-acquired loans	$580,464	$714,715	$1,177,745	$1,197,621	$383,218	$671,398	$178,238	$324,238	$13,404	$5,241,041

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Other	Total
Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(107)	—	(28)	(70)	(436)	(1,108)	—	(465)	—	(2,214)
Recoveries	8	—	—	64	102	63	—	68	—	305
Provision (benefit)	99	—	28	6	334	1,045	—	397	—	1,909
Balance, December 31, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	165,070	679,253	421,841	628,813	242,425	212,537	133,110	111,777	—	2,594,826
Total acquired non-credit impaired loans	$165,070	$679,253	$421,841	$628,813	$242,425	$212,537	$133,110	$111,777	$—	$2,594,826

Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(82)	—	—	(150)	(859)	(71)	—	(468)	—	(1,630)
Recoveries	4	—	2	41	393	6	8	23	—	477
Provision (benefit)	78	—	(2)	109	466	65	(8)	445	—	1,153
Balance, December 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	403,357	817,166	521,818	710,611	320,591	398,696	196,669	137,710	1,289	3,507,907
Total acquired non-credit impaired loans	$403,357	$817,166	$521,818	$710,611	$320,591	$398,696	$196,669	$137,710	$1,289	$3,507,907

Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	39	—	(428)	(66)	—	(532)	—	(987)
Recoveries	4	—	—	12	199	9	43	51	—	318
Provision (benefit)	(4)	—	(39)	(12)	229	57	(43)	481	—	669
Balance, December 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	10,090	34,628	27,195	408,270	160,879	13,641	39,342	142,654	—	836,699
Total acquired non-credit impaired loans	$10,090	$34,628	$27,195	$408,270	$160,879	$13,641	$39,342	$142,654	$—	$836,699

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Single Pay	Total
Year Ended December 31, 2018:
Allowance for loan losses:
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$—	$4,627
Provision for loan losses	532	657	(892)	303	511	—	1,111
Reduction due to loan removals	(19)	(120)	(415)	(3)	(577)	—	(1,134)
Balance, December 31, 2018	$801	$717	$2,246	$761	$79	$—	$4,604
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$801	$717	$2,246	$761	$79	$—	$4,604
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	196,764	32,942	207,482	42,492	10,043	—	489,723
Total acquired credit impaired loans	$196,764	$32,942	$207,482	$42,492	$10,043	$—	$489,723
Year Ended December 31, 2017:
Allowance for loan losses:
Balance, December 31, 2016	$41	$139	$2,419	$558	$238	$—	$3,395
Provision for loan losses	247	163	1,662	(83)	64	—	2,053
Reduction due to loan removals	—	(122)	(528)	(14)	(157)	—	(821)
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$—	$4,627
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$288	$180	$3,553	$461	$145	$—	$4,627
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	234,595	49,649	260,787	51,453	26,946	—	623,430
Total acquired credit impaired loans	$234,595	49,649	260,787	51,453	26,946	—	623,430
Year Ended December 31, 2016:
Allowance for loan losses:
Balance, December 31, 2015	$56	$177	$2,986	$313	$174	$—	$3,706
Provision for loan losses before benefit attributable to FDIC loss share agreements	1	—	(129)	533	183	—	588
Benefit attributable to FDIC loss share agreements	—	—	23	—	—	—	23
Total provision for loan losses charged to operations	1	—	(106)	533	183	—	611
Provision for loan losses recorded through the FDIC loss share receivable	—	—	(23)	—	—	—	(23)
Reduction due to loan removals	(16)	(38)	(438)	(288)	(119)	—	(899)
Balance, December 31, 2016	$41	$139	$2,419	$558	$238	$—	$3,395
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$41	$139	$2,419	$558	$238	$—	$3,395
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	218,821	44,373	258,100	59,300	25,347	—	605,941
Total acquired credit impaired loans	$218,821	$44,373	$258,100	$59,300	$25,347	$—	$605,941

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

The following table presents the credit risk profile by risk grade of commercial non‑acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Pass	$832,612	$818,240	$1,407,744	$999,049	$1,480,267	$1,232,927
Special mention	6,015	8,758	6,427	7,864	24,576	23,575
Substandard	2,818	3,877	1,380	1,980	12,708	6,274
Doubtful	—	—	—	—	—	—
	$841,445	$830,875	$1,415,551	$1,008,893	$1,517,551	$1,262,776

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017	2018	2017
Pass	$1,037,915	$801,885	$208,186	$186,158	$4,966,724	$4,038,259
Special mention	5,887	11,130	4,706	6,034	47,611	57,361
Substandard	11,150	2,172	1,461	1,655	29,517	15,958
Doubtful	—	—	—	—	—	—
	$1,054,952	$815,187	$214,353	$193,847	$5,043,852	$4,111,578

The following table presents the credit risk profile by risk grade of consumer non‑acquired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Pass	$1,909,427	$1,502,016	$481,607	$424,369	$446,823	$377,425
Special mention	11,304	13,902	7,293	6,749	437	313
Substandard	15,534	14,342	6,248	6,524	1,404	1,247
Doubtful	—	—	—	—	—	—
	$1,936,265	$1,530,260	$495,148	$437,642	$448,664	$378,985

	Other		Consumer Total
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Pass	$9,357	$33,690	$2,847,214	$2,337,500
Special mention	—	—	19,034	20,964
Substandard	—	—	23,186	22,113
Doubtful	—	—	—	—
	$9,357	$33,690	$2,889,434	$2,380,577

The following table presents the credit risk profile by risk grade of total non‑acquired loans:

	Total Non-acquired Loans
	December 31,	December 31,
(Dollars in thousands)	2018	2017
Pass	$7,813,938	$6,375,759
Special mention	66,645	78,325
Substandard	52,703	38,071
Doubtful	—	—
	$7,933,286	$6,492,155

At December 31, 2018, the aggregate amount of non‑acquired substandard and doubtful loans totaled $52.7 million. When these loans are combined with non‑acquired OREO of $3.9 million, our non‑acquired classified assets (as defined by the South Carolina Board of Financial Institutions and the FDIC, our primary regulators) were $56.6 million. At December 31, 2017, the amounts were $38.1 million, $2.4 million, and $40.5 million, respectively.

The following table presents the credit risk profile by risk grade of commercial loans for acquired non‑credit impaired loans:

			Commercial Non-owner
	Construction & Development		Occupied		Commercial Owner Occupied
	December 31,		December 31,		December 31,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Pass	$163,777	$394,139	$665,913	$809,241	$411,783	$513,861
Special mention	838	4,602	13,018	7,913	5,664	7,740
Substandard	455	4,616	322	12	4,394	217
Doubtful	—	—	—	—	—	—
	$165,070	$403,357	$679,253	$817,166	$421,841	$521,818

			Other Income Producing
	Commercial & Industrial		Property		Commercial Total
	December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017
Pass	$202,399	$388,342	$125,399	$191,229	$1,569,271	$2,296,812
Special mention	6,523	9,883	6,419	4,547	32,462	34,685
Substandard	3,615	471	1,292	893	10,078	6,209
Doubtful	—	—	—	—	—	—
	$212,537	$398,696	$133,110	$196,669	$1,611,811	$2,337,706

The following table presents the credit risk profile by risk grade of consumer loans for acquired non‑credit impaired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,		December 31,		December 31,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Pass	$617,391	$703,557	$227,515	$301,842	$108,833	$134,530
Special mention	7,868	4,165	7,688	10,477	698	541
Substandard	3,554	2,889	7,222	8,272	2,246	2,639
Doubtful	—	—	—	—	—	—
	$628,813	$710,611	$242,425	$320,591	$111,777	$137,710

	Other		Consumer Total
	December 31,		December 31,
	2018	2017	2018	2017
Pass	$—	$1,289	$953,739	$1,141,218
Special mention	—	—	16,254	15,183
Substandard	—	—	13,022	13,800
Doubtful	—	—	—	—
	$—	$1,289	$983,015	$1,170,201

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	December 31,
(Dollars in thousands)	2018	2017
Pass	$2,523,010	$3,438,030
Special mention	48,716	49,868
Substandard	23,100	20,009
Doubtful	—	—
	$2,594,826	$3,507,907

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit‑impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F‑42):

			Commercial Real Estate—
			Construction and
	Commercial Real Estate		Development
	December 31,		December 31,
(Dollars in thousands)	2018	2017	2018	2017
Pass	$160,788	$177,231	$20,293	$29,620
Special mention	14,393	28,708	3,001	5,132
Substandard	21,583	28,656	9,648	14,897
Doubtful	—	—	—	—
	$196,764	$234,595	$32,942	$49,649

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017
Pass	$104,181	$135,974	$5,751	$8,001	$5,093	$18,522
Special mention	41,964	54,500	14,484	17,214	546	1,169
Substandard	61,337	70,313	22,257	26,238	4,404	7,255
Doubtful	—	—	—	—	—	—
	$207,482	$260,787	$42,492	$51,453	$10,043	$26,946

	Total Acquired
	Credit Impaired Loans
	December 31,
	2018	2017
Pass	$296,106	$369,348
Special mention	74,388	106,723
Substandard	119,229	147,359
Doubtful	—	—
	$489,723	$623,430

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans, segregated by class for non‑acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2018
Commercial real estate:
Construction and land development	$693	$305	$452	$1,450	$839,995	$841,445
Commercial non-owner occupied	68	18	396	482	1,415,069	1,415,551
Commercial owner occupied	1,639	1,495	904	4,038	1,513,513	1,517,551
Consumer real estate:
Consumer owner occupied	1,460	789	943	3,192	1,933,073	1,936,265
Home equity loans	744	532	713	1,989	493,159	495,148
Commercial and industrial	898	120	573	1,591	1,053,361	1,054,952
Other income producing property	169	26	289	484	213,869	214,353
Consumer	437	174	718	1,329	447,335	448,664
Other loans	—	—	—	—	9,357	9,357
	$6,108	$3,459	$4,988	$14,555	$7,918,731	$7,933,286
December 31, 2017
Commercial real estate:
Construction and land development	$391	$63	$401	$855	$830,020	$830,875
Commercial non-owner occupied	297	398	51	746	1,008,147	1,008,893
Commercial owner occupied	2,227	382	1,721	4,330	1,258,446	1,262,776
Consumer real estate:
Consumer owner occupied	1,291	140	1,943	3,374	1,526,886	1,530,260
Home equity loans	1,209	372	1,684	3,265	434,377	437,642
Commercial and industrial	477	57	915	1,449	813,738	815,187
Other income producing property	223	255	198	676	193,171	193,847
Consumer	525	196	623	1,344	377,641	378,985
Other loans	—	—	—	—	33,690	33,690
	$6,640	$1,863	$7,536	$16,039	$6,476,116	$6,492,155

The following table presents an aging analysis of past due loans, segregated by class for acquired non‑credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2018
Commercial real estate:
Construction and land development	$647	$45	$365	$1,057	$164,013	$165,070
Commercial non-owner occupied	607	21	283	911	678,342	679,253
Commercial owner occupied	964	1,006	—	1,970	419,871	421,841
Consumer real estate:
Consumer owner occupied	1,127	621	789	2,537	626,276	628,813
Home equity loans	1,286	442	2,209	3,937	238,488	242,425
Commercial and industrial	2,648	130	19	2,797	209,740	212,537
Other income producing property	603	276	129	1,008	132,102	133,110
Consumer	574	209	532	1,315	110,462	111,777
	$8,456	$2,750	$4,326	$15,532	$2,579,294	$2,594,826
December 31, 2017
Commercial real estate:
Construction and land development	$675	$113	$101	$889	$402,468	$403,357
Commercial non-owner occupied	12	321	—	333	816,833	817,166
Commercial owner occupied	642	—	189	831	520,987	521,818
Consumer real estate:
Consumer owner occupied	673	204	867	1,744	708,867	710,611
Home equity loans	3,639	609	1,704	5,952	314,639	320,591
Commercial and industrial	5,996	1,278	143	7,417	391,279	398,696
Other income producing property	327	—	250	577	196,092	196,669
Consumer	400	114	1,351	1,865	135,845	137,710
Other	—	—	—	—	1,289	1,289
	$12,364	$2,639	$4,605	$19,608	$3,488,299	$3,507,907

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2018
Commercial real estate	$876	$112	$4,533	$5,521	$191,243	$196,764
Commercial real estate—construction and development	115	12	2,816	2,943	29,999	32,942
Residential real estate	4,620	1,251	8,487	14,358	193,124	207,482
Consumer	722	90	839	1,651	40,841	42,492
Commercial and industrial	2,437	—	88	2,525	7,518	10,043
	$8,770	$1,465	$16,763	$26,998	$462,725	$489,723
December 31, 2017
Commercial real estate	$2,519	$3,669	$2,825	$9,013	$225,582	$234,595
Commercial real estate—construction and development	811	427	3,761	4,999	44,650	49,649
Residential real estate	5,895	4,283	8,824	19,002	241,785	260,787
Consumer	989	452	889	2,330	49,123	51,453
Commercial and industrial	596	167	406	1,169	25,777	26,946
	$10,810	$8,998	$16,705	$36,513	$586,917	$623,430

The following is a summary of information pertaining to impaired non‑acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
December 31, 2018
Commercial real estate:
Construction and land development	$38,314	$339	$37,574	$37,913	$788
Commercial non-owner occupied	1,157	536	489	1,025	70
Commercial owner occupied	5,085	3,101	1,041	4,142	27
Consumer real estate:
Consumer owner occupied	7,291	4,992	1,769	6,761	41
Home equity loans	2,953	1,129	1,697	2,826	142
Commercial and industrial	1,332	467	824	1,291	416
Other income producing property	3,117	150	2,722	2,872	142
Consumer	211	—	188	188	2
Total	$59,460	$10,714	$46,304	$57,018	$1,628
December 31, 2017
Commercial real estate:
Construction and land development	$47,553	$649	$42,581	$43,230	$1,063
Commercial non-owner occupied	3,106	860	515	1,375	125
Commercial owner occupied	9,212	3,553	2,089	5,642	64
Consumer real estate:
Consumer owner occupied	7,382	4,392	1,240	5,632	37
Home equity loans	3,602	896	2,115	3,011	135
Commercial and industrial	2,246	635	521	1,156	15
Other income producing property	3,893	—	3,138	3,138	178
Consumer	654	—	239	239	7
Total	$77,648	$10,985	$52,438	$63,423	$1,624

Acquired credit impaired loans are accounted for in pools as shown on page F‑35 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non‑acquired loans, and interest income recognized on these loans:

	Year Ended December 31,
	2018		2017		2016
	Average		Average		Average
	Investment in	Interest Income	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$40,571	$1,201	$23,132	$1,138	$4,657	$120
Commercial non-owner occupied	1,200	28	1,091	45	1,129	32
Commercial owner occupied	4,892	288	5,943	268	6,985	291
Consumer real estate:
Consumer owner occupied	6,197	212	5,653	195	6,611	206
Home equity loans	2,919	126	2,343	113	992	61
Commercial and industrial	1,224	57	1,209	48	1,375	52
Other income producing property	3,005	155	2,755	171	3,632	145
Consumer	213	1	192	6	123	6
Other loans	—	—	—	—	211	—
Total Impaired Loans	$60,221	$2,068	$42,318	$1,984	$25,715	$913

The following is a summary of information pertaining to non‑acquired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2018	2017
Commercial non-owner occupied real estate:
Construction and land development	$424	$357
Commercial non-owner occupied	831	1,144
Total commercial non-owner occupied real estate	1,255	1,501
Consumer real estate:
Consumer owner occupied	7,109	5,491
Home equity loans	2,333	2,612
Total consumer real estate	9,442	8,103
Commercial owner occupied real estate	1,068	1,635
Commercial and industrial	647	872
Other income producing property	500	269
Consumer	1,267	1,035
Restructured loans	648	925
Total loans on nonaccrual status	$14,827	$14,340

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2018	2017
Commercial non-owner occupied real estate:
Construction and land development	$252	$108
Commercial non-owner occupied	283	-
Total commercial non-owner occupied real estate	535	108
Consumer real estate:
Consumer owner occupied	3,864	2,156
Home equity loans	4,512	4,589
Total consumer real estate	8,376	6,745
Commercial owner occupied real estate	1,470	189
Commercial and industrial	1,296	133
Other income producing property	244	316
Consumer	1,568	1,906
Total loans on nonaccrual status	$13,489	$9,397

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

The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310‑40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the twelve months ended December 31, 2018 and 2017, the Company’s TDRs were not material.

Note 5—Other Real Estate Owned

The following is a summary of the changes in the carrying value of OREO:

		Covered
(Dollars in thousands)	OREO	OREO	Total
Balance, December 31, 2015	$24,803	$5,751	$30,554
Transfers	4,222	(4,222)	—
Additions, net	11,842	2,151	13,993
Writedowns	(2,270)	(2,131)	(4,401)
Sold	(20,281)	(1,549)	(21,830)
Balance, December 31, 2016	18,316	—	18,316
Acquired in Southeastern Bank Financial Corp. acquisition	385	—	385
Acquired in Park Sterling Corp. acquisition	2,046	—	2,046
Additions, net	11,558	—	11,558
Writedowns	(2,249)	—	(2,249)
Sold	(18,853)	—	(18,853)
Balance, December 31, 2017	11,203	—	11,203
Acquired in Park Sterling Corp. acquisition	210	—	210
Additions, net	13,391	—	13,391
Writedowns	(1,420)	—	(1,420)
Sold	(11,974)	—	(11,974)
Balance, December 31, 2018	$11,410	$—	$11,410

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

At December 31, 2018, there were a total of 75 properties included in OREO which compares to 82 properties included in OREO, at December 31, 2017.  At December 31, 2018, the Company had $1.2 million in residential real estate included in OREO and $4.7 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 6—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2018	2017
Land					$77,338	$81,291
Buildings and leasehold improvements	15	-	40	years	224,620	227,402
Equipment and furnishings	3	-	10	years	109,468	104,319
Construction in process					3,782	2,305
Total					415,208	415,317
Less accumulated depreciation					(174,132)	(159,752)
					$241,076	$255,565

Depreciation expense charged to operations was $18.7 million, $15.2 million, and $11.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018 and 2017, computer software with an original cost of $13.5 million and $13.0 million, respectively, were being amortized using the straight‑line method over thirty-six months. Amortization expense totaled $2.1 million, $2.5 million, and $2.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 7—Goodwill and Other Intangible Assets

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company evaluated the carrying value of goodwill as of April 30, 2018, its annual test date, and determined that no impairment charge was necessary. The Company updated its valuation of the carrying value of goodwill as of December 31, 2018 based on the drop in the Company’s stock price in the fourth quarter of 2018 and still determined that no impairment charge was necessary.   The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$999,586	$338,340
Additions:
Goodwill from Southeastern Bank Financial acquisition	—	258,295
Goodwill from Park Sterling Financial acquisition	—	402,951
PSC acquisition Day 1 adjustment	3,314	—
Balance at end of period	$1,002,900	$999,586

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2018	2017
Gross carrying amount	$129,770	$126,449
Accumulated amortization	(66,870)	(52,660)
	$62,900	$73,789

Amortization expense totaled $14.2 million, $10.4 million and $7.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Other intangibles are amortized using either the straight‑line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2019	$13,084
2020	11,867
2021	10,584
2022	9,266
2023	6,314
Thereafter	11,785
$62,900

Note 8—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2018	2017
Certificates of deposit	$1,775,095	$1,738,384
Interest-bearing demand deposits	5,407,175	5,300,108
Non-interest bearing demand deposits	3,061,769	3,047,432
Savings deposits	1,399,815	1,443,918
Other time deposits	3,079	2,924
Total deposits	$11,646,933	$11,532,766

At December 31, 2018 and 2017 the Company had $320.0 million and $325.3 million in certificates of deposits of $250,000 and greater, respectively. At December 31, 2018 and 2017, the Company had $7.6 million and $43.6 million, respectively, in traditional, out‑of‑market brokered deposits.

At December 31, 2018, the scheduled maturities of time deposits (includes $3.1 million of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Year ended December 31:
2019	$1,185,607
2020	349,515
2021	115,223
2022	101,662
2023	21,403
Thereafter	4,764
$1,778,174

Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$270,649	1.08%	$286,857	0.45%	$313,773	0.24%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$312,768	0.75%	$325,713	0.33%	$320,901	0.18%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$362,047		$401,786		$334,260

Securities Sold Under Agreements to Repurchase

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

At December 31, 2018 and December 31, 2017, the Company’s repurchase agreements totaled $205.3 million and $211.1 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2018 and December 31, 2017.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $205.3 million and $211.1 million at December 31, 2018 and December 31, 2017, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 10— Other Borrowings

The Company’s other borrowings were as follows:

			2018			2017
				Weighted			Weighted
		Interest		Average	Interest		Average
		Rate at		Interest	Rate at		Interest
(Dollars in thousands)	Maturity	12/31/2018	Balance	Rate	12/31/2017	Balance	Rate
Short-term borrowings:
Federal Home Loan Bank Fixed Rate Credit	1/16/2018	—%	$—		1.40	$50,000
Federal Home Loan Bank Fixed Rate Credit	4/27/2018	—%	—		1.57	50,000
Federal Home Loan Bank Short Term Advance	12/31/2019	2.64%	150,000		—	—
Total short-term borrowings			150,000	2.64%		100,000	1.48%

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	4.58%	12,372		3.38%	12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	4.58%	8,248		3.38%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	4.38%	20,619		3.18%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	5.29%	6,186		4.21%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	4.99%	4,124		3.79%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	4.51%	3,093		3.31%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	4.19%	10,310		2.99%	10,310
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	4.19%	10,310		2.99%	10,310
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	4.36%	15,464		3.16%	15,464
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	4.34%	10,310		3.14%	10,310
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	4.49%	5,155		3.29%	5,155
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	4.14%	4,124		3.08%	4,124
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	4.48%	8,248		3.22%	8,248
Fair Market Value Discount Trust Preferred Debt Acquired			(3,397)			(4,063)
Other	Various	4.14%	918		4.09%	1,885
Total long-term borrowings			116,084	4.45%		116,385	3.26%
Total borrowings			$266,084			$216,385

(1)	All of the junior subordinated debt above is adjustable rate based on three-month LIBOR plus a spread ranging from 140 basis points to 285 basis points.

Short-Term FHLB Advances

The Company has from time‑to‑time entered into borrowing agreements with the FHLB.  Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket‑floating lien.

As of December 31, 2018, and 2017, there was $150.0 million and $100.0 million in outstanding Short-Term FHLB advances, respectively.  For the years ended December 31, 2018 and 2017, the average balance for Short-Term FHLB advances was $42.3 million and $25.6 million, respectively.  The weighted average cost of the Short-Term FHLB advances at period end December 31, 2018 was 2.64% and the weighted average cost year to date for the year ended December 31, 2018 was 1.57%.  The weighted average cost of the FHLB advances at period end December 31, 2017 was 1.48% and the weighted average cost year to date for the year ended December 31, 2017 was 0.97%.  The Company did not have any short-term FHLB borrowings outstanding in 2016.  Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2018, were approximately $2.5 billion which allows the Company a total borrowing capacity at FHLB of approximately $1.9 billion. After accounting for letters of credit totaling $11.5 million, the Company had unused net credit available with the FHLB in the amount of approximately $1.7 billion at December 31, 2018.

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

All of the Company’s junior subordinated debt is callable after five years from issuance.  Therefore, all of the junior subordinated debt is callable at December 31, 2018.

As of December 31, 2018, the sole assets of the trusts were an aggregate of $115.2 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2018, the Company recorded a $115.2 million liability for the junior subordinated debt securities, net of a $3.4 million discount recorded on Southeastern Bank Financial Statutory Trust I and II, Citizens South Banking Corporation Statutory Trust I, Community Capital Statutory Trust I, FCRV Statutory Trust I, Provident Community Bancshares Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $118.6 million and the Company would fully amortize any remaining discount into interest expense.  The remaining discount is being amortized over either a two and one-half year period or five year period.

As of December 31, 2018, and 2017, there was $115.2 million (net of discount of $3.4 million) and $114.5 million (net of discount of $4.1 million), respectively, in junior subordinated debt. The weighted average cost of the junior subordinated debt at period end December 31, 2018 was 4.45% and the weighted average cost year to date for the year ended December 31, 2018 of 3.90%.  This does not take into account the discount.  If the discount were taken into account the weighted average cost year to date would be 4.61%.  This compares to a weighted average cost of the junior subordinated debt at period end December 31, 2017 of 3.26% and the weighted average cost year to date for the year ended December 31, 2017 of 2.99%.  If the discount were taken into account the weighted average cost year to date would be 3.94% in 2017.

For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Line of Credit

On November 15, 2018, the Company entered into an amendment to its Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”).  The Agreement provides for a $10 million unsecured line of credit by the Lender to the Company.  The maturity date of the Agreement is November 15, 2019, provided that the Agreement may be extended subject to the approval of the Lender.  Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.50%.  As of December 31, 2018 and 2017, and there was no outstanding balance associated with the line of credit.

Principal maturities of other borrowings are summarized below:

	Junior
	Subordinated	FHLB
(Dollars in thousands)	Debt	Advances	Other	Total
Year Ended December 31,
2019	$—	$150,000	$7	$150,007
2020	—	—	7	7
2021	—	—	8	8
2022	—	—	8	8
2023	—	—	8	8
Thereafter	115,166	—	880	116,046
	$115,166	$150,000	$918	$266,084

Note 11—Income Taxes

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  The Company recognized a provisional tax impact of $26.6 million as additional income tax expense related to the revaluation of deferred tax assets and liabilities and included that amount in its consolidated financial statements for the year ended December 31, 2017. In addition to that, during 2018, the Company finalized its calculation for the revaluation of deferred tax assets and liabilities and recorded that impact of $991,000 as an income tax benefit in its consolidated financial statements for the year ended December 31, 2018.

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current:
Federal	$25,275	$46,153	$37,187
State	6,783	3,018	3,325
Total current tax expense	32,058	49,171	40,512
Deferred:
Federal	12,557	31,971	11,684
State	769	109	564
Total deferred tax expense	13,326	32,080	12,248
Provision for income taxes	$45,384	$81,251	$52,760

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 21% in 2018 and 35% in prior years, to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Income taxes at federal statutory rate	$47,094	$59,082	$53,915
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	5,916	2,032	2,527
Non-deductible merger expenses	—	586	686
Increase in cash surrender value of BOLI policies	(1,261)	(1,319)	(896)
Tax-exempt interest	(2,037)	(2,840)	(1,956)
Income tax credits	(3,118)	(1,951)	(2,068)
Dividends received deduction	(5)	(12)	(12)
Revaluation of net deferred tax asset due to tax law change	(991)	26,558	—
Other, net	(214)	(885)	564
	$45,384	$81,251	$52,760

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Allowance for loan losses	$12,953	$11,011
Other-than-temporary impairment on securities	257	257
Share-based compensation	4,475	3,935
Pension plan and post-retirement benefits	192	607
Deferred compensation	11,841	13,048
Purchase accounting adjustments	28,659	37,078
Other real estate owned	455	838
Tax deductible goodwill	—	32
Net operating loss and tax credit carryforwards	11,572	14,066
Cash flow hedge	11	54
Unrealized losses on investment securities available for sale	7,273	3,472
Other	1,665	643
Total deferred tax assets	79,353	85,041
Depreciation	7,314	5,870
Intangible assets	12,617	14,745
Net deferred loan costs	9,409	7,840
Prepaid expense	474	474
Tax deductible goodwill	388	—
Mortgage servicing rights	7,608	6,818
Other	840	372
Total deferred tax liabilities	38,650	36,119
Net deferred tax assets before valuation allowance	40,703	48,922
Less, valuation allowance	(3,575)	(3,020)
Net deferred tax assets	$37,128	$45,902

The Company had federal net operating loss (“NOL”) carryforwards of $24.3 million and $30.3 million for the years ended December 31, 2018 and 2017, respectively, which expire in varying amounts through 2034. As a result of the Peoples, Savannah and Park Sterling ownership changes in 2012 and 2017, Section 382 of the Internal Revenue Code places an annual limitation of the amount of federal net operating loss carryforwards which the Company may utilize. Additionally, section 382 limits the Company’s ability to utilize certain tax deductions (realized built‑in losses or “RBIL”) due to the existence of a Net Unrealized Built‑in Loss (“NUBIL”) at the time of the change in control. The Company is allowed to carry forward any such RBIL under terms similar to those related to NOLs. Consequently, $6.0 million of the Company’s NOL carryforwards attributed to the Peoples acquisition are subject to annual limitations of $1.5 million, and $15.0 million of the Company’s NOL carryforwards attributed to the Savannah acquisition are subject to annual limitation of $2.0 million, and $3.3 million of the Company’s NOL carryforwards attributed to the Park Sterling acquisition are subject to annual limitations of $3.3 million. Additionally, the Company’s RBIL carryforwards attributed to the Park Sterling acquisition totaling $13.9 million are subject to annual limitations of $1.1 million. The Company expects all section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company had state net operating loss carryforwards of $101.4 million and $88.5 million for the years ended December 31, 2018 and 2017 respectively, which expire in varying amounts through 2038. There is a valuation allowance of $3.6 million that relates to the parent company’s state operating loss carryforwards for which realizability is uncertain. The change in the valuation allowance for the years ended December 31, 2018, 2017, and 2016 was immaterial.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2018.

As of December 31, 2018, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2015.

Note 12— Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Business development and staff related	$9,536	$7,449	$6,210
Other loan expense	2,028	2,590	2,486
Director and shareholder expense	2,102	1,635	2,004
Armored carrier and courier expense	2,065	1,703	1,470
Property and sales tax	1,760	1,033	1,145
Low income housing tax credit partnership amortization	3,829	3,038	1,487
Other	6,272	6,272	6,529
	$27,592	$23,720	$21,331

Note 13—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,

(Dollars and shares in thousands, except for per share amounts)	2018	2017	2016
Basic earnings per common share:
Net income	$178,871	$87,554	$101,282
Weighted-average basic common shares	36,530	29,686	23,998
Basic earnings per common share	$4.90	$2.95	$4.22
Diluted earnings per share:
Net income	$178,871	$87,554	$101,282
Weighted-average basic common shares	36,530	29,686	23,998
Effect of dilutive securities	246	236	221
Weighted-average dilutive shares	36,776	29,922	24,219
Diluted earnings per common share	$4.86	$2.93	$4.18

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
(Dollars in thousands)	2018			2017			2016
Number of shares			62,235			34,712			69,572
Range of exercise prices	$87.30	to	$91.35	$69.48	to	$91.35	$61.42	to	$69.48

Note 14—Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2015	$(6,015)	$2,588	$(444)	$(3,871)
Other comprehensive loss before reclassifications	(749)	(4,221)	(34)	(5,004)
Amounts reclassified from accumulated other comprehensive income (loss)	569	(75)	170	664
Net comprehensive income (loss)	(180)	(4,296)	136	(4,340)
Balance at December 31, 2016	(6,195)	(1,708)	(308)	(8,211)
Other comprehensive loss before reclassifications	(365)	(2,157)	(13)	(2,535)
Amounts reclassified from accumulated other comprehensive income (loss)	562	(413)	170	319
Net comprehensive income (loss)	197	(2,570)	157	(2,216)
Balance at December 31, 2017	(5,998)	(4,278)	(151)	(10,427)
Other comprehensive income (loss) before reclassifications	382	(13,479)	33	(13,064)
Amounts reclassified from accumulated other comprehensive income	926	510	121	1,557
Net comprehensive income (loss)	1,308	(12,969)	154	(11,507)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at December 31, 2018	$(6,450)	$(18,394)	$(37)	$(24,881)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2018	2017	2016	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$155	$275	$275	Interest expense
	(34)	(105)	(105)	Provision for income taxes
	121	170	170	Net income
(Gains) losses on sales of available for sale securities:
	$655	$(1,421)	$(122)	Securities (gains) losses, net
	(145)	542	47	Provision for income taxes
	510	(879)	(75)	Net income
Other-than-temporary impairment losses on available for sale securities:
	$—	$753	$—	Other-than-temporary impairment losses
	—	(287)	—	Provision for income taxes
	—	466	—	Net income
Amortization of defined benefit pension:
Actuarial losses	$1,187	$908	$920	Salaries and employee benefits
	(261)	(346)	(351)	Provision for income taxes
	926	562	569	Net income
Total reclassifications for the period	$1,557	$319	$664

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

In the third and fourth quarters of 2018, the Bank paid special dividends to the Company totaling $66.6 million for which SCBFI approval was not required.  These funds were used to repurchase Company stock on the open market totaling $68.4 million in the third and fourth quarters of 2018.    In November 2017, the Bank paid a special dividend to the Company of $25.0 million for which SCBFI approval was not required.  These funds were used to redeem $30.0 million in senior debt that was acquired in the Park Sterling merger.

Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $245.8 million and $239.6 million at December 31, 2018 and 2017, respectively.

Note 16—Retirement Plans

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

Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non‑contributory defined benefit plan. The pension plan remained suspended as of December 31, 2018.

During 2018, the Company made the decision to terminate the non-contributory defined benefit pension plan.  The Company received approval from the IRS through a determination letter in the fourth quarter of 2018 to proceed with the termination.  The plan is expected to be fully terminated and paid out by the second quarter of 2019.  Participants have the option to be fully paid out in a lump sum or be paid through an annuity over time.  If the participant chooses the annuity, the funds will be placed in an annuity product with a third party.

The following sets forth the pension plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$31,500	$28,800	$28,260
Service cost	77	127	112
Interest cost	1,080	1,124	1,132
Actuarial (gain) loss	(2,442)	2,665	435
Benefits paid	(1,188)	(1,138)	(1,015)
Expenses	(121)	(78)	(124)
Benefit obligation at end of year	28,906	31,500	28,800
Change in plan assets:
Fair value of plan assets at beginning of year	31,387	28,216	27,444
Actual return on plan assets	467	4,387	1,911
Employer contribution	—	—	—
Benefits paid	(1,188)	(1,138)	(1,015)
Expenses	(121)	(78)	(124)
Fair value of plan assets at end of year	30,545	31,387	28,216
Funded (unfunded) status	$1,639	$(113)	$(584)

At December 31, 2018 and 2017, the net losses recognized in accumulated other comprehensive income excluding related income tax effects were $7.9 million and $9.2 million, respectively.

The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	December 31,

(Dollars in thousands)	2018	2017	2016
Interest cost	$1,079	$1,124	$1,132
Service cost	78	127	112
Expected return on plan assets	(2,328)	(2,213)	(2,131)
Recognized net actuarial loss	775	751	816
Net periodic pension benefit	(396)	(211)	(71)
Net (gain) loss	(581)	491	655
Amortization of net gain	(775)	(751)	(816)
Total amount recognized in other comprehensive income	(1,356)	(260)	(161)
Total recognized in net periodic benefit cost and other comprehensive income	$(1,752)	$(471)	$(232)

The amount of estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $483,000.

The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2018	2017
Projected benefit obligation	$28,906	$31,500
Accumulated benefit obligation	28,906	31,500
Fair value of plan assets	30,545	31,387

The Company used a 4.10% and 3.50% discount rate in its weighted‑average assumptions used to determine the benefit obligation at December 31, 2018, and 2017, respectively. The rate of compensation increase was not applicable in the Company’s weighted‑average assumptions because of the plan curtailment at June 30, 2009. The weighted‑average assumptions used to determine net periodic pension cost are as follows:

	Year ended
	December 31,
	2018	2017	2016
Discount rate	3.50%	4.00%	4.10%
Expected long-term return on plan assets	7.75%	7.75%	7.75%

For the years ended December 31, 2018, 2017, and 2016, the discount rate of 3.50%, 4.00%, and 4.10%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

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

	Rate of	Standard
	Return	Deviation
Asset Class	Assumption	Assumption
Cash Equivalents	3.00%	0.49%
High Grade Fixed Income	5.97%	3.20%
High Yield Fixed Income	8.20%	8.37%
International Fixed Income	6.25%	7.82%
Large Cap Equity	9.93%	13.48%
Mid Cap Equity	10.91%	15.87%
Mid/Small Cap Equity	9.76%	17.11%
Foreign Equity	6.83%	16.30%

The portfolio’s equity weighting is consistent with the long‑term nature of the Plan’s benefit obligation, and the expected annual return on the portfolio of 7.75%.

The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, seeks to maximize return within reasonable and prudent levels of risk. The overall long‑term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return. The investment policy is reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long‑term rate of return for the pension plan, the Company considers historical rates of return and the nature of the plan’s investments. Prior to making the decision to terminate the Plan, the Plan assets were divided among various investment classes with allowable allocation percentages as follows: Equities 55 - 65%, Fixed Income 20 - 40%, Cash Equivalents 0 - 35%. As of December 31, 2018, approximately 98% of pension plan assets were invested with Fixed Income Assets, and approximately 2% of pension plan assets were held in cash equivalents. When the decision was made to terminate the plan, the Investment Committee and the Company made the decision to move the Plan assets into less risky investments of Cash Equivalents and Fixed Income Assets and out of Equities.  The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

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

The fair values of the Company’s pension plan assets at December 31, 2018 by asset category are as follows:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds	$574	$574	$—	$—
Broad market fixed income	29,971	29,971	—	—
Total assets	$30,545	$30,545	$—	$—

As of December 31, 2017, the Plan’s domestic equity securities did not include any of the Company’s common stock. As of December 31, 2018, the Plan held no domestic equity securities.  The plan made no purchases of the Company’s stock during 2018, 2017 and 2016.

Estimated future benefit payments for the next ten years:

(Dollars in thousands)
2019	$1,360
2020	1,540
2021	1,618
2022	1,640
2023	1,691
2024-2028	8,824
$16,673

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Pension	$(309)	$(351)	$(205)
Employee savings plan/ 401(k)	7,948	7,381	6,178
Supplemental executive retirement plan	368	1,334	134
Post-retirement benefits	254	251	192
	$8,261	$8,615	$6,299

The Company does not expect to contribute to the pension plan in 2019, but reserves the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

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

Note 17—Post‑Retirement Benefits

At December 31, 2018, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, South State Bank Retiree Medical Plan (the “retiree medical plan”) and the First Federal Retiree Welfare Plan (the “retiree welfare plan”).

Retiree Medical Plan

Under the retiree medical plan, post‑retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2018, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$337	$393	$422
Interest cost	11	13	13
Actuarial loss	2	(29)	1
Benefits paid	(41)	(40)	(43)
Benefit obligation at end of year	309	337	393
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	41	40	43
Benefits paid	(41)	(40)	(43)
Fair value of plan assets at end of year	—	—	—
Funded status	$(309)	$(337)	$(393)

Weighted‑average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.80%	3.20%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.20%	3.50%	3.30%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest cost	$10	$13	$12
Recognized net actuarial loss	6	10	9
Net periodic benefit cost	16	23	21
Net (gain) loss	2	(29)	19
Amortization of gain	(6)	(10)	(9)
Total amount recognized in other comprehensive income	(4)	(39)	10
Total recognized in net periodic benefit cost and other comprehensive income	$12	$(16)	$31

The estimated net loss for the retiree medical plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $6,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post‑retirement benefit plan. An one-percentage point change in assumed health care cost trend rates would have the following effects at the end of 2018:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$1	$(1)
Effect on postretirement benefit obligation	16	(15)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2019	$39
2020	37
2021	36
2022	34
2023	32
2024-2028	122
$300

The Company expects to contribute approximately $39,000 to the retiree medical plan in 2019.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired First Financial Holdings, Inc. employees who are currently receiving benefits. The plan was unfunded at December 31, 2018, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$2,392	$2,447	$2,092
Interest cost	73	81	74
Participants’ contributions	—	—	—
Actuarial loss	89	126	546
Benefits paid	(286)	(274)	(280)
Less: Federal subsidy on benefits paid	13	12	15
Benefit obligation at end of year	2,281	2,392	2,447
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	286	274	280
Participants’ contributions	—	—	—
Benefits paid	(286)	(274)	(280)
Fair value of plan assets at end of year	—	—	—
Funded status	$(2,281)	$(2,392)	$(2,447)

Weighted‑average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2018	2017	2016
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	3.80%	3.20%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.20%	3.50%	3.70%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest cost	$73	$81	$74
Recognized net actuarial loss	154	147	95
Net periodic benefit cost	227	228	169
Net (gain) loss	89	126	546
Amortization of loss	(154)	(147)	(95)
Total amount recognized in other comprehensive income	(65)	(21)	451
Total recognized in net periodic benefit cost and other comprehensive income	$162	$207	$620

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $160,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post‑retirement benefit plan. A one‑percentage point change in assumed health care cost trend rates would have the following effects at the end of 2018:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on aggregate service and interest cost	$5	$(5)
Effect on postretirement benefit obligation	142	(129)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2019	$260
2020	251
2021	242
2022	231
2023	219
2024-2028	879
$2,082

The Company expects to contribute approximately $260,000 to the retiree welfare plan in 2019.

Note 18—Share‑Based Compensation

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

The Company’s 2004 and 2012 stock incentive programs are long‑term retention programs intended to attract, retain, and provide incentives for key employees and non‑employee directors in the form of incentive and non‑qualified stock options and restricted stock.

Stock Options

With the exception of non‑qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under the plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. The 2012 plan is the only plan from which new share‑based compensation grants may be issued. It is the Company’s policy to grant options out of the 1,684,000 shares registered under the 2012 plan, of which no more than 817,476 shares can be granted as restricted stock or restricted stock units.  Each share issued with respect to restricted stock or restricted stock units granted under the 2012 Plan reduces the number of shares available for grant under the plan by approximately two shares.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	Year Ended December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1, 2018	218,689	$52.75	246,535	$42.53	285,405	$38.85
Granted	34,407	91.05	33,634	91.23	25,682	63.79
Exercised	(33,424)	30.88	(59,480)	33.03	(63,527)	34.70
Forfeited	(5,806)	91.35	(2,000)	26.01	(1,025)	35.20
Outstanding at December 31, 2018	213,866	61.28	218,689	52.75	246,535	42.53
Exercisable at December 31, 2018	140,115	49.41	148,702	41.62	185,758	36.33
Weighted-average fair value of options granted during the year		$28.01		$35.42		$25.19

The aggregate intrinsic value of 213,866, 218,689, and 246,535 stock options outstanding at December 31, 2018, 2017, and 2016 was $1.9 million, $7.7 million, and $11.1 million, respectively. The aggregate intrinsic value of 140,115, 148,702, and 185,758 stock options exercisable at December 31, 2018, 2017, and 2016 was $1.9 million, $6.8 million, and $9.5 million, respectively. The aggregate intrinsic value of 33,424, 59,480, and 63,527 stock options exercised for the years ended December 31, 2018, 2017, and 2016 was $2.0 million, $3.3 million, and $2.5 million, respectively.

Information pertaining to options outstanding at December 31, 2018, is as follows:

			Options Outstanding				Options Exercisable
				Weighted					Weighted
				Average					Average
				Remaining		Weighted		Weighted	Remaining
Range of			Number	Contractual		Average	Number	Average	Contractual
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Exercise Price	Life
$26.01	-	$40.00	52,515	2.2	years	$31.88	52,508	$31.88
$40.01	-	$55.00	24,507	3.9	years	$41.42	24,507	$41.42
$55.01	-	$70.00	74,609	6.1	years	$63.61	55,423	$63.80
$70.01	-	$85.00	—	—	years	$—	—	$—
$85.01	-	$91.35	62,235	8.6	years	$91.12	7,677	$90.84
			213,866	5.6	years	$61.28	140,115	$49.41	4.3	years

The fair value of options is estimated at the date of grant using the Black‑Scholes option pricing model and expensed over the options’ vesting periods. The following weighted‑average assumptions were used in valuing options issued:

	Year ended December 31,
	2018		2017		2016
Dividend yield	1.46%		1.40%		1.60%
Expected life	8.5	years	8.5	years	8.5	years
Expected volatility	28.0%		37.2%		40.6%
Risk-free interest rate	2.54%		2.43%		1.90%

As of December 31, 2018, there was $1.4 million of total unrecognized compensation cost related to non‑vested stock option grants under the plans. The cost is expected to be recognized over a weighted‑average period of 1.11 years as of December 31, 2018. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was approximately $700,000, $578,000 and $455,000, respectively. Compensation expense of $751,000, $784,000, and $545,000 was recorded in 2018, 2017, and 2016, respectively.

Restricted Stock

The Company routinely also grants shares of restricted stock to key employees and non‑employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees typically cliff vest after four years. Grants to non‑employee directors typically vest within a 12-month period.

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

Non‑vested restricted stock for the year ended December 31, 2018 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2018	142,692	$59.66
Granted	7,836	87.37
Vested	(42,342)	55.96
Forfeited	(3,767)	81.29
Nonvested at December 31, 2018	104,419	62.45

The Company granted 7,836, 26,053, and 44,301 shares for the years ended December 31, 2018, 2017, and 2016, respectively. The weighted‑average‑ grant‑date fair value of restricted shares granted in 2018, 2017, and 2016 was $87.37, $89.11, and $67.51, respectively. Compensation expense of $2.5 million, $2.5 million, and $2.7 million was recorded in 2018, 2017, and 2016, respectively.

The vesting schedule of these shares as of December 31, 2018 is as follows:

Shares
2019	37,574
2020	47,373
2021	3,905
2022	4,174
2023	3,405
Thereafter	7,988
104,419

As of December 31, 2018, there was $2.4 million of total unrecognized compensation cost related to non‑vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted‑average period of 1.62 years as of December 31, 2018. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was approximately $2.5 million, $3.1 million, and $3.2 million, respectively.

Restricted Stock Units

The Company from time‑to‑time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date). The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses on a straight‑line basis typically over the performance and vesting periods based upon the probable performance target that will be met. For the year ended December 31, 2018, the Company accrued for 96.7% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the year ended December 31, 2018 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2018	140,036	$78.49
Granted	113,270	86.12
Vested	(45,775)	66.34
Forfeited	(3,778)	91.58
LTIP Adjustment	(3,213)	89.40
Nonvested at December 31, 2018	200,540	85.15

The Company granted 113,270, 77,301 and 68,842 shares for the year ended December 31, 2018, 2017 and 2016, respectively. The weighted‑average grant‑date fair value of restricted stock units granted in 2018 was $86.12. Compensation expense of $5.5 million, $3.6 million, and $2.9 million was recorded in 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was $8.5 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted‑average period of 2.05 years as of December 31, 2018.  The total fair value of restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 was approximately $5.7 million, $5.0 million, and $4.3 million, respectively.

Employee Stock Purchase Plan

The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2022, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 71,000 shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter.

The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $82,000, $43,000 and $48,000 in share‑based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 19—Stock Repurchase Program

In February 2004, the Company’s Board of Directors authorized a repurchase program to acquire up to 250,000 shares of its outstanding common stock.  In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000.  Under the announced stock repurchase program, the Company repurchased 1,000,000 shares at cost of $68.4 million during the year ended December 31, 2018 and no shares during the year ended December 31, 2017.  The Company repurchased 32,900 shares at a cost of $2.1 million during the year ended December 31, 2016.  In January 2019, the Board of Directors approved a new program to repurchase up to 1,000,000 of our common shares.  The Company is not obligated to repurchase any additional shares under the 2019 Stock Repurchase Program, and any repurchases under the 2019 Stock Repurchase Program after December 23, 2019 would require additional Federal Reserve approval.

Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 25,251, 61,125, and 55,537 shares at a cost of $2.2 million, $5.5 million, and $3.9 million in 2018, 2017, and 2016, respectively.

Note 20—Lease Commitments

The Company’s subsidiary was obligated at December 31, 2018, under certain noncancelable operating leases extending to the year 2038 pertaining to banking premises and equipment. Some of the leases provide for the payment of property taxes and insurance and contain various renewal options. The exercise of renewal options is, of course, dependent upon future events. Accordingly, the following summary does not reflect possible additional payments due if renewal options are exercised.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Year Ended December 31,
2019	$7,497
2020	7,580
2021	7,423
2022	6,823
2023	6,123
Thereafter	16,510
$51,956

Total lease expense for the years ended December 31, 2018, 2017, and 2016 was $7.9 million, $ 6.2 million, and $5.7 million, respectively.

Note 21—Contingent Liabilities

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

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2018, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 22—Related Party Transactions

During 2018 and 2017, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $23.5 million and $7.8 million at December 31, 2018 and 2017 respectively. During 2018, $23.3 million of new loans were made to this group while repayments of $19.9 million were received during the year. There were also additions to related party loans of $12.3 million due to the addition of new directors and executive officers in 2018.  Related party deposits totaled approximately $17.7 million and $20.8 million at December 31, 2018 and 2017, respectively.

Note 23—Financial Instruments with Off‑Balance Sheet Risk

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

The subsidiary’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on‑balance sheet instruments. At December 31, 2018 and 2017, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	December 31,
(Dollars in thousands)	2018	2017
Commitments to extend credit	$2,748,901	$2,905,213
Standby letters of credit and financial guarantees	32,725	30,444
	$2,781,626	$2,935,657

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2018, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy. See Note 27—Derivative Financial Instruments for additional information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018:
Assets
Derivative financial instruments	$5,090	$—	$5,090	$—
Loans held for sale	22,925	—	22,925	—
Securities available for sale:
Government-sponsored entities debt	48,251	—	48,251	—
State and municipal obligations	200,768	—	200,768	—
Mortgage-backed securities	1,268,048	—	1,268,048	—
Corporate securities	—	—	—	—
Total securities available for sale	1,517,067	—	1,517,067	—
Mortgage servicing rights	34,727	—	—	34,727
	$1,579,809	$—	$1,545,082	$34,727
Liabilities
Derivative financial instruments	$4,421	$—	$4,421	$—

December 31, 2017:
Assets
Derivative financial instruments	$3,306	$—	$3,306	$—
Loans held for sale	70,890	—	70,890	—
Securities available for sale:
Government-sponsored entities debt	85,509	—	85,509	—
State and municipal obligations	220,437	—	220,437	—
Mortgage-backed securities	1,340,687	—	1,340,687	—
Corporate securities	1,560	—	1,560	—
Total securities available for sale	1,648,193	—	1,648,193	—
Mortgage servicing rights	31,119	—	—	31,119
	$1,753,508	$—	$1,722,389	$31,119
Liabilities
Derivative financial instruments	$3,248	$—	$3,248	$—

There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2018, and 2017.

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2018	$31,119	$—
Servicing assets that resulted from transfers of financial assets	5,962	—
Changes in fair value due to valuation inputs or assumptions	1,861	—
Changes in fair value due to decay	(4,215)	—
Fair value , December 31, 2018	$34,727	$—

Fair value, January 1, 2017	$29,037	$—
Servicing assets that resulted from transfers of financial assets	6,439	—
Changes in fair value due to valuation inputs or assumptions	(595)	—
Changes in fair value due to decay	(3,762)	—
Fair value, December 31, 2017	$31,119	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at December 31, 2018 or 2017.

See Note 28 – Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018:
OREO	$11,410	$—	$—	$11,410
Non-acquired impaired loans	13,164	—	—	13,164
December 31, 2017:
OREO	$11,203	$—	$—	$11,203
Non-acquired impaired loans	10,495	—	—	10,495

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2018	2017
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	3%	3%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	23%	21%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount is a reasonable estimate of fair value.

Investment Securities—Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of FHLB stock approximates fair value based on the redemption provisions. The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value.  See Note 3-Investment Securities for additional information, as well as page F-71 regarding fair value

Loans held for sale — The fair values disclosed for loans held for sale are based on commitments from investors for loans with similar characteristics.

Loans— ASU 2016-01 - Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities became effective for the Company on January 1, 2018.  This accounting standard requires the company to calculate the fair value of our loans for disclosure purposes based on an estimated exit price.  In previous periods we have calculated fair value using only discounted cash flows on fixed rate loans.  Therefore, the fair value for loans for December 31, 2018 will be calculated using a different method than that used at December 31, 2017.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2018
Financial assets:
Cash and cash equivalents	$408,983	$408,983	$408,983	$—	$—
Investment securities	1,542,671	1,542,671	25,604	1,517,067	—
Loans held for sale	22,925	22,925	—	22,925	—
Loans, net of allowance for loan losses (1)	10,962,037	10,613,571	—	—	10,613,571
Accrued interest receivable	35,997	35,997	—	6,908	29,089
Mortgage servicing rights	34,727	34,727	—	—	34,727
Interest rate swap - non-designated hedge	3,824	3,824	—	3,824	—
Other derivative financial instruments (mortgage banking related)	1,267	1,267	—	1,267	—
Financial liabilities:
Deposits	11,646,933	10,561,394	—	10,561,394	—
Federal funds purchased and securities sold under agreements to repurchase	270,649	270,649	—	270,649	—
Other borrowings	266,084	269,134	—	269,134	—
Accrued interest payable	4,719	4,719	—	4,719	—
Interest rate swap - non-designated hedge	4,373	4,373	—	4,373	—
Interest rate swap - cash flow hedge	48	48	—	48	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(88,424)	—	(88,424)	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$377,627	$377,627	$377,627	$—	$—
Investment securities	1,673,769	1,673,796	23,047	1,650,749	—
Loans held for sale	70,890	70,890	—	70,890	—
Loans, net of allowance for loan losses (1)	10,575,417	10,724,264	—	—	10,724,264
Accrued interest receivable	32,727	32,727	—	7,051	25,676
Mortgage servicing rights	31,119	31,119	—	—	31,119
Interest rate swap - non-designated hedge	2,367	2,367	—	2,367	—
Other derivative financial instruments (mortgage banking related)	939	939	—	939	—
Financial liabilities:
Deposits	11,532,766	10,796,380	—	10,796,380	—
Federal funds purchased and securities sold under agreements to repurchase	286,857	286,857	—	286,857	—
Other borrowings	216,385	219,421	—	219,421	—
Accrued interest payable	2,789	2,789	—	2,789	—
Interest rate swap - non-designated hedge	2,750	2,750	—	2,750	—
Interest rate swap - cash flow hedge	246	246	—	246	—
Other derivative financial instruments (mortgage banking related)	252	252	—	252	—
Off balance sheet financial instruments:
Commitments to extend credit	—	41,319	—	41,319	—
(1) - Loans, net of allowance for loan losses is being valued using a different method at December 31, 2018 from December 31, 2017. See page F-74 for explanation of change in method.

Note 25—Regulatory Matters

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

The following table presents actual and required capital ratios as of December 31, 2018 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.

Capital levels required for the Bank to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2018
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,335,826	12.05%	$706,981	6.38%	$776,293	7.00%	$720,844	6.50%
South State Bank (the Bank)	1,427,764	12.87%	707,039	6.38%	776,356	7.00%	720,902	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,447,428	13.05%	873,330	7.88%	942,642	8.50%	887,192	8.00%
South State Bank (the Bank)	1,427,764	12.87%	873,401	7.88%	942,718	8.50%	887,264	8.00%
Total capital to risk-weighted assets:
Consolidated	1,503,561	13.56%	1,095,128	9.88%	1,164,440	10.50%	1,108,990	10.00%
South State Bank (the Bank)	1,483,897	13.38%	1,095,217	9.88%	1,164,534	10.50%	1,109,080	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,447,428	10.65%	543,506	4.00%	543,506	4.00%	679,383	5.00%
South State Bank (the Bank)	1,427,764	10.51%	543,387	4.00%	543,387	4.00%	679,234	5.00%
December 31, 2017:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,273,547	11.59%	$631,811	5.75%	$769,162	7.00%	$714,221	6.50%
South State Bank (the Bank)	1,360,603	12.38%	631,741	5.75%	769,077	7.00%	714,143	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,384,433	12.60%	796,632	7.25%	933,982	8.50%	879,042	8.00%
South State Bank (the Bank)	1,360,603	12.38%	796,544	7.25%	933,879	8.50%	878,945	8.00%
Total capital to risk-weighted assets:
Consolidated	1,432,843	13.04%	1,016,392	9.25%	1,153,742	10.50%	1,098,802	10.00%
South State Bank (the Bank)	1,409,014	12.82%	1,016,280	9.25%	1,153,615	10.50%	1,098,681	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,384,433	10.36%	534,460	4.00%	534,460	4.00%	668,075	5.00%
South State Bank (the Bank)	1,360,603	10.18%	534,390	4.00%	534,390	4.00%	667,987	5.00%

As of December 31, 2018 and 2017, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 26—Condensed Financial Statements of Parent Company

Financial information pertaining only to South State Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017
ASSETS
Cash	$21,092	$25,879
Investment in subsidiary	2,461,836	2,399,744
Other assets	54	1,111
Total assets	$2,482,982	$2,426,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$116,686	$117,813
Shareholders’ equity	2,366,296	2,308,921
Total liabilities and shareholders’ equity	$2,482,982	$2,426,734

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Income:
Dividends from subsidiary	$117,298	$63,703	$36,328
Operating income	67	580	177
Total income	117,365	64,283	36,505
Operating expenses	15,302	15,482	12,688
Income before income tax benefit and equity in undistributed earnings of subsidiaries	102,063	48,801	23,817
Applicable income tax benefit	3,055	5,053	4,270
Equity in undistributed earnings of subsidiary (excess distribution)	73,753	33,700	73,195
Net income available to common shareholders	$178,871	$87,554	$101,282

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$178,871	$87,554	$101,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	666	222
Share-based compensation	8,783	6,934	6,220
Gain on sale of securities available for sale	—	(486)	(122)
Decrease (increase) in other assets	1,465	(1,564)	26
(Decrease) increase in other liabilities	(2,048)	(6,341)	3,750
Undistributed earnings of subsidiary	(73,753)	(33,700)	(73,195)
Net cash provided by operating activities	113,984	53,063	38,183
Cash flows from investing activities:
Proceeds from sales and calls of other investment securities	—	687	137
Net cash inflow from acquisitions	—	15,468	—
Net cash provided by investing activities	—	16,155	137
Cash flows from financing activities:
Repayment of other borrowings	—	(30,000)	—
Common stock issuance	1,331	1,056	925
Common stock repurchased	(70,577)	(5,512)	(5,981)
Dividends paid on common stock	(50,557)	(38,623)	(29,285)
Stock options exercised	1,032	1,965	2,204
Net cash used in financing activities	(118,771)	(71,114)	(32,137)
Net increase (decrease) in cash and cash equivalents	(4,787)	(1,896)	6,183
Cash and cash equivalents at beginning of period	25,879	27,775	21,592
Cash and cash equivalents at end of period	$21,092	$25,879	$27,775

Note 27—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			December 31, 2018			December 31, 2017
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$8,000	$—	$48	$8,000	$—	$246

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,824	$—	$51	$2,824	$—	$92

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$368,513	$3,105	$4,193	$275,736	$1,899	$2,658
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$368,513	$718	$129	$275,736	$468	$—

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	$94,500	$1,184	$—	$94,000	$—	$252

Forward sales commitments used to hedge mortgage pipeline	Other Assets	$54,533	$83	$—	$89,317	939	$—

Total derivatives		$896,883	$5,090	$4,421	$745,613	$3,306	$3,248

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. The Company accounts for its interest rate swap that is classified as a cash flow hedge in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 24 to these financial statements.

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

The Company recognized an after‑tax unrealized gain on its cash flow hedge in other comprehensive income for the year ended December 31, 2018 of $154,000, compared to a $156,000 gain for the year ended December 31, 2017. The Company recognized a $48,000 and a $246,000 cash flow hedge liability in other liabilities on the balance sheet at

December 31, 2018 and 2017, respectively. There was no ineffectiveness in the cash flow hedge during the years ended December 31, 2018 and 2017.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark‑to‑market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2018 and 2017, the Company provided $300,000 in collateral, which is included in cash and cash equivalents on the balance sheet as interest‑bearing deposits with banks. Also, the Company has a netting agreement with the counterparty.

Balance Sheet Fair Value Hedge

The Company maintains one loan swap, with an aggregate notional amount of $2.8 million at December 31, 2018, accounted for as a fair value hedge in accordance with ASC 815, Derivatives and Hedging. This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate.  The fair value of this hedge is recorded in other assets or in other liabilities. All changes in fair value are recorded through earnings as noninterest income.  There was no gain or loss recorded on this derivative in 2018 or 2017.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2018 and 2017, the interest rate swaps had an aggregate notional amount of approximately $737.0 million and $551.5 million, respectively.  At December 31, 2018, the fair value of the interest rate swap derivatives are recorded in other assets at $3.8 million and other liabilities at $4.3 million for a net liability position of $499,000. At December 31, 2017, the fair value of the interest rate swap derivatives are recorded in other assets at $2.4 million and other liabilities at $2.6 million for a net liability position of $291,000. All changes in fair value are recorded through earnings as noninterest income.  For the year ended December 31, 2018 the Company recorded a loss of $207,000, compared to a gain of $1,000 for the year ended December 31, 2017, related to the change in the fair value of these interest rate swap derivatives.

Foreign Exchange

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At December 31, 2018 and 2017, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at December 31, 2018 and 2017, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the years ended December 31, 2018 or 2017.

Mortgage Banking

The Company also has derivatives contracts that are not classified as accounting hedges to mitigate risks related to its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge mortgage servicing rights; while forward sales commitments are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2018 and 2017, the Company had derivative financial instruments outstanding with notional amounts totaling $94.5 million and $ 94.0 million related to mortgage servicing rights, respectively. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $1.2 million at December 31, 2018 compared to a loss of $252,000 at December 31, 2017.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage loan pipeline.

	December 31,
(Dollars in thousands)	2018	2017
Mortgage loan pipeline	$50,442	$71,477
Expected closures	37,832	53,608
Fair value of mortgage loan pipeline commitments	705	920
Forward sales commitments	54,533	89,317
Fair value of forward commitments	(621)	19

Note 28—Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $3.1 billion and $2.9 billion at December 31, 2018 and 2017, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees earned by the Company during the year ended December 31, 2018 and 2017 was $7.6 million and $7.2 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At December 31, 2018 and 2017, MSRs were $34.7 million and $31.1 million, respectively, on the Company’s consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the years ended December 31, 2018 and 2017 were a gain of $1.9 million and a loss of $595,000, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Increase (decrease) in fair value of MSRs	$1,861	$(595)	$560
Decay of MSRs	(4,215)	(3,762)	(4,153)
Gain (loss) related to derivatives	(953)	200	(402)
Net effect on statements of income	$(3,307)	$(4,157)	$(3,995)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market‑based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 24 —  Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSR are included in the following table.

	December 31,
(Dollars in thousands)	2018		2017
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.8%		99.7%
Adjustable-rate mortgage loans	0.2%		0.3%
Total	100.0%		100.0%
Weighted average life	7.88	years	7.64	years
Constant Prepayment rate (CPR)	7.3%		7.7%
Weighted average discount rate	9.4%		9.6%
Effect on fair value due to change in interest rates
25 basis point increase	$1,504		$1,485
50 basis point increase	2,740		2,664
25 basis point decrease	(1,981)		(1,850)
50 basis point decrease	(4,421)		(4,014)

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

Custodial escrow balances maintained in connection with the loan servicing were $16.2 million and $15.3 million at December 31, 2018 and 2017.

Whole loan sales were $645.7 million and $746.9 million for the years ended December 31, 2018 and 2017, of which $498.7 million and $565.0 million or 77.2% and 75.7% were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2018, loans held for sale were $22.9 million, compared with $70.9 million at December 31, 2017, which included $25.4 million in commercial loans (Shared National Credits) which were acquired in the Park Sterling acquisition that were sold in the first quarter of 2018, resulting in no gain or loss.  Loans held for sale consisting of residential mortgage loans to be sold in the secondary market, were $45.5 million at December 31, 2017.

Note 29—Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2018, tax credits and other tax benefits of $4.6 million and amortization of $3.8 million were recorded.  For the year ended December 31, 2017, the Company recorded tax credits and other tax benefits of $3.3 million and amortization of $3.0 million. At December 31, 2018 and 2017, the Company’s carrying value of QAHPs was $44.0 million and $36.6 million, respectively, with an original investment of $57.9 million.  The Company has $17.5 million and $18.5 million in remaining funding obligations related to these QAHPs recorded in liabilities at December 31, 2018 and 2017, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 30—Subsequent Events

In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 Stock Repurchase Program to 1,000,000 of which all the shares were repurchased in the third and fourth quarters of 2018.  On January 25, 2019, the Board of Directors approved a new program to repurchase up to 1,000,000 of our common shares.  Starting in late January of 2019, the Company began repurchasing its common shares in open market transactions again.   The Company made this determination after considering the liquidity needs and capital resources as well as the estimated current value of the Company’s net assets.  The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of the Company’s common stock, and the availability of alternative investment opportunities.  As of the date of this filing, the Company has repurchased 500,000 shares at an average price of $66.53 a share for a total of $33.3 million in common stock since the reset of the number of shares available in January 2019.  The Company may repurchase up to an additional 500,000 shares of common stock under the 2019 Stock Repurchase Program. The Company is not obligated to repurchase any additional shares under the 2019 Stock Repurchase Program, and any repurchases under the 2019 Stock Repurchase Program after December 23, 2019 would require additional Federal Reserve approval.

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and has determined that there is no additional disclosure necessary.