Form 10-Q
period 2019-03-31
SOUTH STATE Corp
filed 2019-05-03
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $2.50 par value	SSB	Nasdaq Global Select Market

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2019
Common Stock, $2.50 par value	35,368,523

South State Corporation and Subsidiary

March 31 2019 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2019	2018	2018
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$225,865	$251,411	$227,264
Interest-bearing deposits with banks	723,726	124,895	362,773
Federal funds sold and securities purchased under agreements to resell	—	32,677	54,467
Total cash and cash equivalents	949,591	408,983	644,504
Investment securities:
Securities held to maturity (fair value of $0 and $1,284, respectively)	—	—	1,274
Securities available for sale, at fair value	1,466,249	1,517,067	1,640,837
Other investments	40,624	25,604	23,479
Total investment securities	1,506,873	1,542,671	1,665,590
Loans held for sale	33,297	22,925	42,690
Loans:
Acquired credit impaired, net of allowance for loan losses	452,258	485,119	597,274
Acquired non-credit impaired	2,378,737	2,594,826	3,274,938
Non-acquired	8,310,613	7,933,286	6,762,512
Less allowance for non-acquired loan losses	(52,008)	(51,194)	(45,203)
Loans, net	11,089,600	10,962,037	10,589,521
Other real estate owned	11,297	11,410	11,073
Premises and equipment, net	322,553	241,076	253,605
Bank owned life insurance	230,629	230,105	226,222
Deferred tax assets	31,884	37,128	46,736
Mortgage servicing rights	32,415	34,727	34,196
Core deposit and other intangibles	59,619	62,900	70,376
Goodwill	1,002,900	1,002,900	999,592
Other assets	136,229	119,466	105,004
Total assets	$15,406,887	$14,676,328	$14,689,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,219,864	$3,061,769	$3,120,818
Interest-bearing	8,699,107	8,585,164	8,542,280
Total deposits	11,918,971	11,646,933	11,663,098
Federal funds purchased and securities sold under agreements to repurchase	276,891	270,649	357,574
Other borrowings	616,250	266,084	215,589
Other liabilities	218,298	126,366	130,269
Total liabilities	13,030,410	12,310,032	12,366,530
Shareholders’ equity:
Common stock - $2.50 par value; authorized 80,000,000 shares; 35,368,521, 35,829,549 and 36,783,438 shares issued and outstanding, respectively	88,421	89,574	91,958
Surplus	1,719,396	1,750,495	1,807,989
Retained earnings	582,034	551,108	452,982
Accumulated other comprehensive loss	(13,374)	(24,881)	(30,350)
Total shareholders’ equity	2,376,477	2,366,296	2,322,579
Total liabilities and shareholders’ equity	$15,406,887	$14,676,328	$14,689,109

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans, including fees	$131,834	$127,041
Investment securities:
Taxable	8,597	8,788
Tax-exempt	1,496	1,559
Federal funds sold and securities purchased under agreements to resell	1,463	660
Total interest income	143,390	138,048
Interest expense:
Deposits	16,645	6,913
Federal funds purchased and securities sold under agreements to repurchase	753	454
Other borrowings	2,725	1,708
Total interest expense	20,123	9,075
Net interest income	123,267	128,973
Provision for loan losses	1,488	2,454
Net interest income after provision for loan losses	121,779	126,519
Noninterest income:
Fees on deposit accounts	17,808	22,543
Mortgage banking income	2,385	4,948
Trust and investment services income	7,269	7,514
Securities gains, net	541	—
Recoveries on acquired loans	1,867	2,975
Other	2,188	2,575
Total noninterest income	32,058	40,555
Noninterest expense:
Salaries and employee benefits	58,431	62,465
Net occupancy expense	7,199	8,166
Information services expense	9,009	9,738
Furniture and equipment expense	4,413	4,626
OREO expense and loan related	751	1,661
Amortization of intangibles	3,281	3,413
Supplies, printing and postage expense	1,504	1,392
Professional fees	2,240	1,699
FDIC assessment and other regulatory charges	1,535	1,263
Advertising and marketing	807	736
Merger and branch consolidation related expense	1,114	11,296
Other	7,955	7,008
Total noninterest expense	98,239	113,463
Earnings:
Income before provision for income taxes	55,598	53,611
Provision for income taxes	11,231	11,285
Net income	$44,367	$42,326
Earnings per common share:
Basic	$1.25	$1.15
Diluted	$1.25	$1.15
Dividends per common share	$0.38	$0.33
Weighted average common shares outstanding:
Basic	35,445	36,646
Diluted	35,619	36,899

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$44,367	$42,326
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	16,752	(22,082)
Tax effect	(3,686)	4,890
Reclassification adjustment for gains included in net income	541	—
Tax effect	(119)	—
Net of tax amount	13,488	(17,192)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(2,651)	36
Tax effect	583	(8)
Reclassification adjustment for gains (losses) included in interest expense	(10)	47
Tax effect	2	(10)
Net of tax amount	(2,076)	65
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	—	—
Tax effect	—	—
Reclassification adjustment for changes included in net income	121	194
Tax effect	(26)	(43)
Net of tax amount	95	151
Other comprehensive gain (loss), net of tax	11,507	(16,976)
Comprehensive income	$55,874	$25,350

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2019 and 2018

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2017	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income	—	—	—	42,326	(16,976)	25,350
Cash dividends declared on common stock at $0.33 per share	—	—	—	(12,138)	—	(12,138)
AOCI reclassification to retained earnings from adoption of ASU 2018-02				2,947	(2,947)
Stock options exercised	2,240	5	61	—	—	66
Restricted stock awards	1,169	3	(3)	—	—	—
Stock issued pursuant to restricted stock units	38,365	96	(96)	—	—	—
Common stock repurchased	(17,992)	(45)	(1,567)	—	—	(1,612)
Share-based compensation expense	—	—	1,993	—	—	1,993
Balance, March 31, 2018	36,783,438	$91,958	$1,807,989	$452,982	$(30,350)	$2,322,579
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income	—	—	—	44,367	11,507	55,874
Cash dividends declared on common stock at $0.38 per share	—	—	—	(13,441)	—	(13,441)
Stock options exercised	12,722	32	370	—	—	402
Restricted stock awards	31	1	(1)	—	—	—
Common stock repurchased - buyback plan	(500,000)	(1,250)	(32,017)	—	—	(33,267)
Common stock repurchased	(23,010)	(58)	(1,460)	—	—	(1,518)
Stock issued pursuant to restricted stock units	49,229	122	(122)	—	—	—
Share-based compensation expense	—	—	2,131	—	—	2,131
Balance, March 31, 2019	35,368,521	$88,421	$1,719,396	$582,034	$(13,374)	$2,376,477

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$44,367	$42,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,527	8,939
Provision for loan losses	1,488	2,454
Deferred income taxes	1,998	3,993
Gain on sale of securities, net	(541)	—
Share-based compensation expense	2,131	1,993
Accretion of discount related to performing acquired loans	(3,170)	(9,656)
(Gain) loss on disposal of premises and equipment	271	(72)
Gain on sale of OREO	(2)	(58)
Net amortization of premiums on investment securities	1,699	1,966
OREO write downs	98	777
Fair value adjustment for loans held for sale	(156)	(215)
Originations and purchases of loans held for sale	(127,166)	(154,234)
Proceeds from sales of loans	116,951	182,649
Net change in:
Accrued interest receivable	(968)	1,553
Prepaid assets	(2,061)	(526)
Operating Leases	256	—
Miscellaneous other assets	(13,306)	14,251
Accrued interest payable	969	775
Accrued income taxes	9,231	6,984
Miscellaneous other liabilities	(3,102)	1,846
Net cash provided by operating activities	37,514	105,745
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	134,486	5,215
Proceeds from maturities and calls of investment securities held to maturity	—	1,255
Proceeds from maturities and calls of investment securities available for sale	55,242	57,972
Proceeds from sales of other investment securities	45	2,125
Purchases of investment securities available for sale	(122,774)	(79,661)
Purchases of other investment securities	(15,066)	(2,556)
Net increase in loans	(127,840)	(10,461)
Net cash received from acquisitions	—	6
Recoveries of loans previously charged off	958	966
Purchases of premises and equipment	(3,436)	(3,615)
Proceeds from sale of OREO	1,019	2,516
Proceeds from sale of premises and equipment	6	6
Net cash used in investing activities	(77,360)	(26,232)
Cash flows from financing activities:
Net increase in deposits	272,038	130,332
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	6,242	70,717
Proceeds from FHLB advances	500,000	50,000
Repayment of other borrowings	(150,002)	(50,001)
Common stock repurchase	(34,785)	(1,612)
Dividends paid on common stock	(13,441)	(12,138)
Stock options exercised	402	66
Net cash provided by financing activities	580,454	187,364
Net increase in cash and cash equivalents	540,608	266,877
Cash and cash equivalents at beginning of period	408,983	377,627
Cash and cash equivalents at end of period	$949,591	$644,504
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$19,154	$8,300
Income taxes	$874	$786
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$82,160	$—
Recognition of operating lease assets in exchange for lease liabilities	$1,956	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$(5)
Net identifiable assets acquired over liabilities assumed	—	(5)
Real estate acquired in full or in partial settlement of loans	$1,004	$2,895

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2019,  should be referenced when reading these unaudited condensed consolidated financial statements.  Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiary.  References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, a South Carolina banking corporation.

Leases (Topic 842) and Method of Adoption

On January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2019-01, Codification Improvements to Topic 842 Leases. The purpose of the update was to increase transparency and comparability between organizations that enter into lease agreements. The key difference between the previous guidance and the update is the recognition of a right-of-use asset (ROU) and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. Accounting Standards Codification (“ASC”) Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.  In applying this standard, we reviewed our material contracts to determine if they included a lease by this new definition and did not identify any new leases.  Our lease agreements in which ASC Topic 842 has been applied are primarily for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations.  These leases have lease terms from greater than 12 months to leases with options of more than 24 years.  Related to lease payment terms, some are fixed payments or based on a fixed annual increases while others are variable and the annual increases are based on market rates.  We performed an analysis on equipment leases for the implementation of ASC Topic 842 and determined the number and dollar amount of our equipment leases was not material.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  We chose the transition method of adoption provided by ASU 2018-11, Leases (Topic 842) – Targeted Improvements, where we initially apply the new lease standard at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption if applicable.  Therefore, we will apply this standard to all existing leases as of the adoption date of January 1, 2019, recording a ROU asset and a lease liability in an equal amount.  We did not have a

cumulative-effect adjustment to the opening balance of retained earnings.   With this transition method, we will not have to restate comparative prior periods presented in the financial statements related to ASC Topic 842, but will present comparative prior periods disclosures using the previous accounting guidance for leases. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.

ASC Topic 842 provides a package of practical expedients in applying the lease standard that had to be chosen at the date of adoption.   We chose to elect this package of practical expedients.  With this election, we do not have to reassess whether any expired or existing contracts are or contain a lease, do not have to reassess the classification of any expired or existing leases, do not have to separate lease and non-lease components and can account for both as a single lease component, and do not have to reassess initial direct costs or cash incentives for any existing leases due to immateriality.  In addition, we chose not to apply ASC Topic 842 to short-term leases (leases with terms of 12 months or less) and not to record an underlying ROU asset or lease liability based on the uncertainty around the renewal of these leases.  We will recognize lease expense for such leases on a straight-line basis over the lease term.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We determined that we do not have any leases classified as finance leases and that all of our leases are operating leases.  ROU assets and liabilities for operating leases are recognized at commencement date based on present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. For operating leases, lease expense is determined by the sum of the lease payments to be recognized on a straight-line basis over the lease term.  Based on the transition method that we chose to follow, the commencement date of the lease term for all existing leases is January 1, 2019. The lease term used for the calculation of the initial ROU asset and lease liability will include the initial lease term in addition to any renewal options or termination costs in the lease that we think are reasonably certain to be exercised or incurred.  We received input from several levels of management and our corporate real estate department in determining which options were reasonably certain to be exercised.  A discount rate is also needed in the calculation of the initial ROU assets and lease liability.  ASC Topic 842 requires that the implicit rate within the lease agreement be used if available.  If not available, we should use its incremental borrowing rate in effect at the time of the lease commencement date.  We looked at the incremental borrowing rate from several of our borrowing sources to determine an average rate to be used in the calculation of the initial ROU asset and lease liability. We also considered the term of the borrowings as they relate to the terms of the leases.

The adoption of the new standard had a material impact on our consolidated balance sheet, with the recording of ROU asset and lease liability of $82.2 million at the commencement date of January 1, 2019. We did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement.  As of March 31, 2019, we had ROU assets of $82.8 million recorded within premises and equipment on the balance sheet and a lease liability of $83.0 million recorded within other liabilities on the balance sheet.   The adoption of ASC Topic 842 did not have a material impact on our consolidated income statement.

Revenue from Contracts with Customers (Topic 606) and Method of Adoption

On January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”).  The majority of our revenue is derived primarily from interest income from receivables (loans) and securities.  Other revenues are derived from fees received in connection with deposit accounts, mortgage banking activities including gains from the sale of loans and loan origination fees, and trust and investment advisory services. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We adopted Topic 606 using the retrospective transition approach which requires restatement of prior periods. We selected this method even though there were no material changes in the timing of revenue recognition due to the fact that Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions.  Previously, such network costs were reported as a component of other noninterest expense.  We did restate prior periods for this reclassification.  For the three months ended March 31, 2019, gross interchange and debit card transaction fees totaled $5.5 million while related network costs totaled $2.9 million.  On a net basis we reported $2.6 million as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income for the three months ended March 31, 2019.  We also made this reclassification for the comparable period in 2018.  For the three months ended March 31, 2018, gross interchange and debit card transaction fees totaled $10.6 million while related network costs totaled $3.0 million.  On a net basis we reported $7.6 million as net interchange and debit card transactions fees as noninterest income for the three months ended March 31, 2018.  This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.  When applying the retrospective approach under Topic 606, we elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018.  There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to Topic 606 involve income derived from contracts with customers. Within the scope of Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets.   Through our wholly-owned subsidiaries, the Bank and South State Advisory, Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services.  Total revenue recognized from these contracts with customers was $7.3 million and $7.5 million, respectively, for the three months ended March 31, 2019 and 2018. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is $18.1 million and $25.8 million, respectively, for the three months ended March 31, 2019 and 2018.  Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers consists of approximately 816,000 active contracts at March 31, 2019 compared to approximately 791,000 at March 31, 2018.  We have disaggregated revenue according to timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $24.1 million and $33.8 million, respectively, for the three months ended March 31, 2019 and 2018.  Total revenue derived from contracts in which services are transferred over time was $5.0 million and $4.8 million, respectively, for the three months ended March 31, 2019 and 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

Contract Balances - The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on our balance sheet.  Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer.  For fee per transaction contracts, the customers are billed as the transactions are processed. For hourly rate and monthly service contracts related to trust and some investment revenues, the customers are billed monthly (generally as a percentage basis point of the market value of the investment account). In some cases, specific to South State Advisory, Inc., customers are billed in advance for quarterly services to be performed based on the past quarter’s average account balance. These do create contract liabilities or deferred revenue, as the customers pay in advance for service.   Neither the contract liabilities nor the accounts receivables balances are material to our balance sheet.

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The performance obligations for these contracts are satisfied as the service is provided to the customer (either over time or at a point in time). The payment terms of the contracts are typically based on a basis point percentage of the investment account market value, fee per hour of service, or fee for service incurred. There are no significant financing components in the contracts.  Excluding deposit services revenues which are mostly billed at a point in time as a fee for services incurred, all other contracts within the scope of Topic 606 contain variable consideration in that fees earned are derived from market values of accounts or from hours worked for services performed which determines the amount of consideration to which we are entitled.  The variability is resolved when the hours are incurred or services are provided. The contracts do not include obligations for returns, refunds, or warranties.  The contracts are specific to the amounts owed to the Company for services performed during a period should the contracts be terminated.

Significant Judgments - All of the contracts create performance obligations that are satisfied at a point in time excluding the contracts billed in advance through South State Advisory, Inc. and some immaterial deposit revenues.

Revenue is recognized as services are billed to the customers.  Variable consideration does exist for contracts related to our trust and investment services as revenues are based on market values and services performed. We have adopted the right-to-invoice practical expedient for trust management contracts through the Bank which we contract with our customers to perform IRA, trust, and/or custody services.

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 842 related to leases.  ASC Topic 842 applies a right-of-use, which we refer to herein as ROU, model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.  In July 2018, ASU 2018-11 - Targeted Improvements - Leases (Topic 842) (“ASU 2018-11”) was issued which provided targeted improvements related to ASC Topic 842.    ASU 2018-11 updates the new lease standard ASC Topic 842 by providing another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date instead of at the beginning of the earliest period presented in the financial statements as required in the original pronouncement.  ASU 2018-11 also provides updated guidance for lessors related to separating lease and nonlease components in a contract and allocating the consideration in the contract to the separate components. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842):  Narrow-Scope Improvements for Lessors (“ASU 2018-20”).  ASU 2018-20 updates the new lease standard ASC Topic 842 by addressing several issues related to lessors which should reduce lessors’ implementation and ongoing costs related to the new lease standard. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842):  Codification Improvements (“ASU 2019-01”).   ASU 2019-01 provides clarification on several issues related to ASC Topic 842.  None of these issues had a material effect on our financial statements.  For public business entities, the amendments in ASU 2016-02, ASU 2018-11, ASU 2018-20 and ASU 2019-01 are effective for interim and annual periods beginning after December 15, 2018.   In transition, lessees and lessors have the choice to recognize and measure leases at the beginning of the earliest period presented in financials using a modified retrospective approach or to allow the entity to recognize and measure leases as of the adoption date and not in comparative periods.  We chose the option to recognize and measure leases as of the adoption date and not in comparative periods.  See Note 2 – Summary of Significant Accounting Policies and Note 7 – Leases for further discussion around the adoption of these standards related to leases.  On January 1, 2019, we recorded a ROU asset and a lease liability of approximately $82.2 million. The guidance did not have a material impact on our statement of operations.

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Derivatives and Hedging - Topic 815) (“ASU 2018-16”).  The amendments in this ASU permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the London Interbank Offered Rate (LIBOR) to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.    The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  This guidance became effective on January 1, 2019 and we determined that the implementation of this standard did not have a material impact to our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40) (“ASU 2018-15”).  This ASU clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued in April 2015. Specifically, ASU 2018-15 “align[s] the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract.  An entity would expense the capitalized implementation costs related to a hosting arrangement that is a service contract over the hosting arrangement’s term, which comprises the arrangement’s noncancelable term and any renewal options whose exercise is reasonably certain. The expense would be presented in the same line item in the statement of income as that in which the fee associated with the hosting arrangement is presented. For public business entities, the amendments in ASU 2018-15 are effective for interim and annual periods beginning after December 15, 2019 and an entity has the option of using either a retrospective or prospective transition method.  Early adoption is permitted.  We are early adopting this standard as of January 1, 2019, but do not believe it will have a material impact on our consolidated financial statements.  There were no capitalized costs in the first quarter of 2019, but we do expect to begin to capitalize costs starting in the second quarter of 2019.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 amends ASU 2018-16 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  These amendments will improve the transparency of information about an entity’s risk management activities and simplify the application of hedge accounting.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  All transition requirements and elections should be applied to hedging relationships existing on the date of adoption.  This guidance became effective on January 1, 2019 and we determined that the implementation of this standard did not have a material impact to our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Cost (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities; (“ASU 2017-08”).  ASU 2017-08 shortens the amortization period of the premium for certain callable debt securities, from the contractual maturity date to the earliest call date. The amendments do not require an accounting change for securities held at a discount; an entity will continue to amortize to the contractual maturity date the discount related to callable debt securities. The amendments apply to the amortization of premiums on callable debt securities with explicit, noncontingent call features that are callable at fixed prices on preset dates.  For public business entities, ASU 2017-08 is effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For entities other than public business entities, the amendments are effective in fiscal years beginning after December 15, 2019 and in interim periods in fiscal years beginning after December 15, 2020.  Early adoption is permitted for all entities, including in an interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are adopted.  This guidance became effective on January 1, 2019 and we determined that the implementation of this standard did not have a material impact to our consolidated financial statements.

Accounting Standards Adopted in 2018

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) (“ASU 2018-03”).  ASU 2018-03 updates the new financial instruments standard by clarifying issues that arose from ASU 2016-01, but does not change the core principle of the new standard.  The issues addressed in this ASU include: (1) Equity securities without a readily determinable fair value-discontinuation, (2) Equity securities without a readily determinable fair value-adjustments, (3) Forward contracts and purchased options, (4) Presentation requirements for certain fair value option liabilities, (5) Fair value option liabilities denominated in a foreign currency, (6) Transition guidance for equity securities without a readily determinable fair value, and (7) Transition and open effective date information.  For public business entities, the amendments in ASU 2018-03 and ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2018-03 and ASU 2016-01.  This guidance became effective on January 1, 2018 and we determined that the implementation of this standard did not have a material impact to our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  ASU 2018-02 amends ASC Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”).  Consequently, this amendment eliminates the stranded tax effects resulting from the Tax Reform Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments only relate to the reclassification of the income tax effects of the Tax Reform Act, the underlying guidance that requires that the effects of the change in tax laws or rates be included in income from continuing operations is not affected.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption was permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  This amendment should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in U.S. federal corporate income tax rate in the Tax Reform Act is recognized.  We early adopted this amendment in the first quarter of 2018 and reclassified $2.9 million from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Reform Act.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718):  Scope of Modification Accounting (“ASU 2017-09”).  ASU 2017-09 provides clarity by offering guidance on the scope of modification accounting for share-based payment awards and gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or a liability) changes as a result of the change in terms or conditions.  The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017.  We adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  ASU 2017-07 applies to any employer that sponsors a defined benefit pension plan, other postretirement benefit plan, or other types of benefits accounted for under Topic 715. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost, as follows (1) service cost must be presented in the same line item(s) as other employee compensation costs, which costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization, (2) all other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented, and (3) the amendments permit capitalizing only the service cost component of net benefit cost, assuming such costs meet the criteria required for capitalization by other GAAP , rather than total net benefit cost which has been permitted under prior GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The amendments should be adopted prospectively and allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior periods to apply the retrospective presentation requirements. We adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).    These amendments are intended to clarify the definition of a business to assist companies and other reporting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC Topic 606.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. We adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”).  ASU 2016-20 updates the new revenue standard by clarifying issues that arose from ASU 2014-09, but does not change the core principle of the new standard.  The issues addressed in this ASU include: (1) Loan guarantee fees, (2) Impairment testing of contract costs, (3) Interaction of impairment testing with guidance in other topics, (4) Provisions for losses on construction-type and production-type contracts, (5) Scope of topic 606, (6) Disclosure of remaining performance obligations, (7) Disclosure of prior-period performance obligations, (8) Contract modifications, (9) Contract asset vs. receivable, (10) Refund liability, (11) Advertising costs, (12) Fixed-odds wagering contracts in the casino industry, (13) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income.  ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and we refined our disclosures around the standard in the first quarter of 2018.  See Note 2 – Summary of Significant Accounting Policies for additional information.  We determined that there is no material change on how we recognize our revenue streams and the adoption of these standards did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments  (“ASU 2016-15”).  ASU 2016-15 addresses eight classification issues related to the statement of cash flows:  Debt prepayment or debt extinguishment costs; Settlement of zero-coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate-owned life insurance policies, including  bank-owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard’s provisions using a retrospective transition method to each period presented.  We adopted this standard in the first quarter of 2018 and determined that this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).    ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  Our revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income.  ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and we refined its disclosures around the standard in the first quarter of 2018.  We determined that there is no material change on how we recognize our revenue streams and the adoption of these standards did not have a material impact on our consolidated financial statements, other than the required disclosures and the reclassification of interchange costs from noninterest expense to noninterest income on the Consolidated Statement of Income which we applied retrospectively to each prior reporting period.  See further discussion in Note 2 – Summary of Significant Accounting Policies.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update is intended to improve the recognition and measurement of financial instruments and it requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 also provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes and requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.  For public business entities, the amendments in ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the ASU 2016-01.  This guidance became effective on January 1, 2018 and we determined that the implementation of this standard did not have a material impact to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”). The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue includes net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. ASU 2016-20, ASU 2016-08 and ASU 2014-09 became effective on January 1, 2018 and we refined our disclosures around the standard in the first quarter of 2018.  See Note 2 – Summary of Significant Accounting Policies for additional information. We determined that there is no material change on how we recognize our revenue streams, other than the required disclosures and the reclassification of interchange costs from noninterest expense to noninterest income on the Consolidated Statement of Income which we applied retrospectively to each prior reporting period.

Issued But Not Yet Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20) (“ASU 2018-14”).  ASU 2018-14 amends ASC 715-20 to add, remove, and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.   For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and requires entities to apply the amendment on a retrospective basis.  Early adoption is permitted.  At this point in time, we do not expect that this guidance will have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350):  Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are still assessing the impact of this new guidance, but at this point in time, do not believe it will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration.  ASU 2016-13 also will require enhanced disclosures.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A cross-functional working group comprised of individuals from credit administration, risk management, accounting and finance, information technology, among others are in place implementing and developing the data, forecast, processes, and portfolio segmentation that will be used in the models that will estimate the expected credit loss for each loan segment.  We also contracted with a third party vendor solution to assist us in the application and analysis of ASU 2016-13 in aggregating the results of the models and provide macroeconomic forecast for the markets served relative to each loan segment.  We are currently unable to reasonably estimate the impact of adopting ASU 2016-13, and it will be influenced by the composition, characteristics and quality of our loan and securities portfolio, as well as the economic conditions and forecasts as of each reporting period.  These economic conditions and forecasts could be significantly different in future periods.

Note 4 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2019:
State and municipal obligations	$—	$—	$—	$—
December 31, 2018:
State and municipal obligations	$—	$—	$—	$—
March 31, 2018:
State and municipal obligations	$1,274	$10	$—	$1,284

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2019:
Government-sponsored entities debt*	$65,567	$441	$(304)	$65,704
State and municipal obligations	190,302	3,170	(54)	193,418
Mortgage-backed securities**	1,216,669	1,991	(11,533)	1,207,127
	$1,472,538	$5,602	$(11,891)	$1,466,249
December 31, 2018:
Government-sponsored entities debt*	$48,982	$21	$(752)	$48,251
State and municipal obligations	200,184	1,709	(1,125)	200,768
Mortgage-backed securities**	1,291,484	697	(24,133)	1,268,048
	$1,540,650	$2,427	$(26,010)	$1,517,067
March 31, 2018:
Government-sponsored entities debt*	$91,483	$—	$(1,737)	$89,746
State and municipal obligations	224,994	2,232	(1,540)	225,686
Mortgage-backed securities**	1,353,356	248	(28,199)	1,325,405
	$1,669,833	$2,480	$(31,476)	$1,640,837

* -  Our government-sponsored entities holdings are comprised of debt securities offered by Federal Home Loan Mortgage Corporation (“FHLMC”) or Freddie Mac, Federal National Mortgage Association (“FNMA”) or Fannie Mae, Federal Home Loan Bank  (“FHLB”), and Federal Farm Credit Banks (“FFCB”).

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings. Also, included in our mortgage-backed securities are debt securities offered by the Small Business Administration (“SBA”), which have the full faith and credit backing of the United States Government.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
March 31, 2019:
Federal Home Loan Bank stock	$34,544
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$40,624
December 31, 2018:
Federal Home Loan Bank stock	$19,524
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$25,604
March 31, 2018:
Federal Home Loan Bank stock	$17,399
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$23,479

              Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2019, we determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at March 31, 2019 by contractual maturity are detailed below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$9,437	$9,415
Due after one year through five years	—	—	74,473	74,860
Due after five years through ten years	—	—	361,457	360,630
Due after ten years	—	—	1,027,171	1,021,344
	$—	$—	$1,472,538	$1,466,249

Information pertaining to our securities with gross unrealized losses at March 31, 2019, December 31, 2018 and March 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2019:
Securities Available for Sale
Government-sponsored entities debt	$49	$11,687	$255	$30,490
State and municipal obligations	—	—	54	10,310
Mortgage-backed securities	726	110,389	10,807	826,714
	$775	$122,076	$11,116	$867,514
December 31, 2018:
Securities Available for Sale
Government-sponsored entities debt	$100	$10,571	$652	$32,959
State and municipal obligations	760	40,387	365	14,231
Mortgage-backed securities	5,182	405,055	18,951	755,223
	$6,042	$456,013	$19,968	$802,413
March 31, 2018:
Securities Available for Sale
Government-sponsored entities debt	$918	$34,712	$819	$55,034
State and municipal obligations	1,523	69,118	17	724
Mortgage-backed securities	17,030	938,924	11,169	304,731
	$19,471	$1,042,754	$12,005	$360,489

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All debt securities available for sale in an unrealized loss position as of March 31, 2019 continue to perform as scheduled.  As part of our evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.  We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

 Management continues to monitor all of our securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 5 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$810,551	$841,445	$871,141
Commercial non-owner occupied	1,615,416	1,415,551	1,050,924
Total commercial non-owner occupied real estate	2,425,967	2,256,996	1,922,065
Consumer real estate:
Consumer owner occupied	2,005,314	1,936,265	1,612,501
Home equity loans	508,326	495,148	448,582
Total consumer real estate	2,513,640	2,431,413	2,061,083
Commercial owner occupied real estate	1,601,360	1,517,551	1,296,738
Commercial and industrial	1,072,070	1,054,952	872,363
Other income producing property	214,235	214,353	198,684
Consumer	465,117	448,664	390,784
Other loans	18,224	9,357	20,795
Total non-acquired loans	8,310,613	7,933,286	6,762,512
Less allowance for loan losses	(52,008)	(51,194)	(45,203)
Non-acquired loans, net	$8,258,605	$7,882,092	$6,717,309

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
FASB ASC Topic 310-20 acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$113,572	$165,070	$349,532
Commercial non-owner occupied	629,394	679,253	783,466
Total commercial non-owner occupied real estate	742,966	844,323	1,132,998
Consumer real estate:
Consumer owner occupied	610,376	628,813	683,614
Home equity loans	225,278	242,425	295,721
Total consumer real estate	835,654	871,238	979,335
Commercial owner occupied real estate	400,658	421,841	498,541
Commercial and industrial	173,840	212,537	344,171
Other income producing property	120,696	133,110	186,091
Consumer	104,923	111,777	133,802
Total FASB ASC Topic 310-20 acquired loans	$2,378,737	$2,594,826	$3,274,938

The unamortized discount related to the acquired non-credit impaired loans totaled $30.2 million, $33.4 million, and $55.3 million at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

In accordance with FASB ASC Topic 310-30, we aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.  The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
FASB ASC Topic 310-30 acquired loans:
Commercial real estate	$173,707	$196,764	$233,277
Commercial real estate—construction and development	32,257	32,942	46,219
Residential real estate	199,701	207,482	248,766
Consumer	40,182	42,492	48,801
Commercial and industrial	10,925	10,043	24,295
Total FASB ASC Topic 310-30 acquired loans	456,772	489,723	601,358
Less allowance for loan losses	(4,514)	(4,604)	(4,084)
FASB ASC Topic 310-30 acquired loans, net	$452,258	$485,119	$597,274

The table below reflects refined contractual loan payments (principal and interest), estimates of the amounts not expected to be collected (non-accretable difference), accretable yield (interest income recognized over time), and the resulting fair values at the acquisition date for Park Sterling Corporation (“PSC”) (November 30, 2017) for loans accounted for using FASB ASC Topic 310-30.  During the second quarter of 2018, the initial fair value of loans at acquisition were adjusted to reflect movement of loans between the ASC Topic 310-20 portfolio and the ASC Topic 310-30 portfolio and the movement in interest rates from the initial valuation.

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

The table below reflects refined contractual loan payments (principal and interest), estimates of the amounts not expected to be collected (non-accretable difference), accretable yield (interest income recognized over time), and the resulting fair values at the acquisition date for Southeastern Bank Financial Corporation (“SBFC”) (January 3, 2017) for loans accounted for using FASB ASC Topic 310-30.  During the third quarter of 2017, the initial fair values of the acquired loan portfolios were adjusted to reflect movement of loans between the ASC Topic 310-20 portfolio and the ASC Topic 310-30 portfolio

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of March 31, 2019, December 31, 2018 and March 31, 2018 are as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Contractual principal and interest	$583,518	$626,691	$760,973
Non-accretable difference	(24,282)	(24,818)	(33,841)
Cash flows expected to be collected	559,236	601,873	727,132
Accretable yield	(106,978)	(116,754)	(129,858)
Carrying value	$452,258	$485,119	$597,274

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

The following are changes in the carrying value of acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$485,119	$618,803
Net reductions for payments, foreclosures, and accretion	(32,951)	(22,072)
Change in the allowance for loan losses on acquired loans	90	543
Balance at end of period, net of allowance for loan losses on acquired loans	$452,258	$597,274

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$116,754	$133,096
Contractual interest income	(7,078)	(8,696)
Accretion on acquired loans	(5,120)	(3,801)
Reclass of nonaccretable difference due to improvement in expected cash flows	2,474	9,335
Other changes, net	(52)	(76)
Balance at end of period	$106,978	$129,858

The table above reflects the changes in the carrying amount of accretable yield for the acquired credit impaired loans and shows both the contractual interest income and incremental accretion for the three months ended March 31, 2019 and 2018.  In the first quarter of 2019, the accretable yield balance declined by $9.8 million as total contractual interest and accretion income of $12.2 million was recognized.  This was partially offset by improved expected cash flows of $2.5 million. The improved cash flows for the prior year was adjusted to accurately reflect the split between income types.

As of March 31, 2019, the table above excludes $2.4 billion ($2.4 billion in contractual principal less a $30.2 million discount) in acquired loans which are accounted for under FASB ASC Topic 310-20.  These loans were identified as either performing with no discount related to the credit or as a revolving lines of credit (commercial or consumer) at acquisition.  As of March 31, 2018, the balance of these acquired loans totaled $3.3 billion ($3.3 billion in contractual principal less a $55.3 million remaining discount).

Our loan loss policy adheres to GAAP as well as interagency guidance. The allowance for loan losses, which we sometimes refer to herein as ALLL, is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on, among other factors, changes in economic conditions in our markets. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans. These agencies may require management to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these and other factors, it is possible that the allowances for losses on loans may change. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

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

Beginning with the First Financial Holdings, Inc. acquisition, we segregated the loan portfolio into performing loans (“non‑credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310‑20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non‑acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, we generally aggregate purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are reclassified from the non‑accretable difference to accretable yield and recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. Management analyzes the acquired loan pools using various assessments of risk to determine an expected loss. The expected loss is derived based upon a loss given default based upon the collateral type and/or detailed review by loan officers and the probability of default that is determined based upon historical data at the loan level. All acquired loans managed by Special Asset Management are reviewed quarterly and assigned a loss given default.  Acquired loans not managed by Special Asset Management are reviewed twice a year in a similar method to our originated portfolio of loans which follow review thresholds based on risk rating categories. In the fourth quarter of 2015, we modified its methodology to a more granular approach in determining loss given default on substandard loans with a net book balance between $100,000 and $500,000 by adjusting the loss given default to 90% of the most current collateral valuation based on appraised value.  Substandard loans greater than $500,000 were individually assigned loss given defaults each quarter. Trends are reviewed in terms of accrual status, past due status, and weighted‑average grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the mark is assessed to correlate the directional consistency of the expected loss for each pool.

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended March 31, 2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(1,245)	(374)	—	(1,619)
Recoveries of loans previously charged off (1)	752	206	—	958
Net charge-offs	(493)	(168)	—	(661)
Provision for loan losses charged to operations	1,307	168	13	1,488
Reduction due to loan removals	—	—	(103)	(103)
Balance at end of period	$52,008	$—	$4,514	$56,522
Three Months Ended March 31, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(1,169)	(334)	—	(1,503)
Recoveries of loans previously charged off (1)	802	165	—	967
Net charge-offs	(367)	(169)	—	(536)
Provision for loan losses charged to operations	2,122	169	163	2,454
Reduction due to loan removals	—	—	(706)	(706)
Balance at end of period	$45,203	$—	$4,084	$49,287

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended March 31, 2019
Allowance for loan losses:
Balance, December 31, 2018	$5,682	$8,754	$9,369	$11,913	$3,434	$7,454	$1,446	$3,101	$41	$51,194
Charge-offs	—	—	(12)	(37)	(15)	(19)	—	(1,162)	—	(1,245)
Recoveries	299	22	25	2	36	71	45	252	—	752
Provision (benefit)	(610)	964	247	180	(182)	(257)	(104)	1,004	65	1,307
Balance, March 31, 2019	$5,371	$9,740	$9,629	$12,058	$3,273	$7,249	$1,387	$3,195	$106	$52,008
Loans individually evaluated for impairment	$786	$60	$21	$37	$161	$420	$111	$3	$—	$1,599
Loans collectively evaluated for impairment	$4,585	$9,680	$9,608	$12,021	$3,112	$6,829	$1,276	$3,192	$106	$50,409
Loans:
Loans individually evaluated for impairment	$38,257	$375	$4,220	$6,885	$2,754	$1,315	$2,357	$110	$—	$56,273
Loans collectively evaluated for impairment	772,294	1,615,041	1,597,140	1,998,429	505,572	1,070,755	211,878	465,007	18,224	8,254,340
Total non-acquired loans	$810,551	$1,615,416	$1,601,360	$2,005,314	$508,326	$1,072,070	$214,235	$465,117	$18,224	$8,310,613
Three Months Ended March 31, 2018
Allowance for loan losses:
Balance, December 31, 2017	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Charge-offs	(35)	—	—	(4)	(66)	(85)	—	(979)	—	(1,169)
Recoveries	442	2	8	23	101	15	8	203	—	802
Provision (benefit)	(481)	271	210	506	(48)	915	10	887	(148)	2,122
Balance, March 31, 2018	$5,847	$6,798	$8,346	$10,193	$3,237	$6,333	$1,393	$2,899	$157	$45,203
Loans individually evaluated for impairment	$767	$110	$63	$35	$73	$489	$166	$9	$—	$1,712
Loans collectively evaluated for impairment	$5,080	$6,688	$8,283	$10,158	$3,164	$5,844	$1,227	$2,890	$157	$43,491
Loans:
Loans individually evaluated for impairment	$46,198	$1,181	$5,578	$5,493	$3,168	$1,677	$3,086	$315	$—	$66,696
Loans collectively evaluated for impairment	824,943	1,049,743	1,291,160	1,607,008	445,414	870,686	195,598	390,469	20,795	6,695,816
Total non-acquired loans	$871,141	$1,050,924	$1,296,738	$1,612,501	$448,582	$872,363	$198,684	$390,784	$20,795	$6,762,512

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Other	Total
Three Months Ended March 31, 2019
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(6)	—	—	—	(72)	(134)	(26)	(136)	—	(374)
Recoveries	1	—	—	2	22	165	—	16	—	206
Provision (benefit)	5	—	—	(2)	50	(31)	26	120	—	168
Balance, March 31, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	113,572	629,394	400,658	610,376	225,278	173,840	120,696	104,923	—	2,378,737
Total acquired non-credit impaired loans	$113,572	$629,394	$400,658	$610,376	$225,278	$173,840	$120,696	$104,923	$—	$2,378,737

Three Months Ended March 31, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(1)	—	—	(70)	(82)	(43)	—	(138)	—	(334)
Recoveries	1	—	—	57	51	53	—	3	—	165
Provision (benefit)	—	—	—	13	31	(10)	—	135	—	169
Balance, March 31, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	349,532	783,466	498,541	683,614	295,721	344,171	186,091	133,802	—	3,274,938
Total acquired non-credit impaired loans	$349,532	$783,466	$498,541	$683,614	$295,721	$344,171	$186,091	$133,802	$—	$3,274,938

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Three Months Ended March 31, 2019
Allowance for loan losses:
Balance, December 31, 2018	$801	$717	$2,246	$761	$79	$4,604
Provision (benefit) for loan losses	51	—	16	(54)	—	13
Reduction due to loan removals	(5)	—	(98)	—	—	(103)
Balance, March 31, 2019	$847	$717	$2,164	$707	$79	$4,514
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$847	$717	$2,164	$707	$79	$4,514
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	173,707	32,257	199,701	40,182	10,925	456,772
Total acquired credit impaired loans	$173,707	$32,257	$199,701	$40,182	$10,925	$456,772

Three Months Ended March 31, 2018
Allowance for loan losses:
Balance , December 31, 2017	$288	$180	$3,553	$461	$145	$4,627
Provision (benefit) for loan losses	(14)	88	(944)	133	900	163
Reduction due to loan removals	(13)	(53)	(100)	—	(540)	(706)
Balance, March 31, 2018	$261	$215	$2,509	$594	$505	$4,084
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$261	$215	$2,509	$594	$505	$4,084
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	233,277	46,219	248,766	48,801	24,295	601,358
Total acquired credit impaired loans	$233,277	$46,219	$248,766	$48,801	$24,295	$601,358

*— The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

As part of the ongoing monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the level of classified loans, (ii) net charge-offs, (iii) non-performing loans (see details below), and (iv) the general economic conditions of the markets that we serve.

We utilize a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

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

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$801,949	$832,612	$857,307	$1,607,034	$1,407,744	$1,040,669	$1,564,083	$1,480,267	$1,267,759
Special mention	5,303	6,015	10,499	7,372	6,427	8,497	24,241	24,576	22,619
Substandard	3,299	2,818	3,335	1,010	1,380	1,758	13,036	12,708	6,360
Doubtful	—	—	—	—	—	—	—	—	—
	$810,551	$841,445	$871,141	$1,615,416	$1,415,551	$1,050,924	$1,601,360	$1,517,551	$1,296,738

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$1,054,732	$1,037,915	$857,567	$208,345	$208,186	$191,856	$5,236,143	$4,966,724	$4,215,158
Special mention	7,056	5,887	12,286	4,250	4,706	5,321	48,222	47,611	59,222
Substandard	10,282	11,150	2,510	1,640	1,461	1,507	29,267	29,517	15,470
Doubtful	—	—	—	—	—	—	—	—	—
	$1,072,070	$1,054,952	$872,363	$214,235	$214,353	$198,684	$5,313,632	$5,043,852	$4,289,850

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$1,978,122	$1,909,427	$1,584,427	$495,127	$481,607	$435,282	$463,271	$446,823	$389,386
Special mention	10,769	11,304	13,329	6,915	7,293	6,767	467	437	301
Substandard	16,423	15,534	14,745	6,284	6,248	6,533	1,379	1,404	1,097
Doubtful	—	—	—	—	—	—	—	—	—
	$2,005,314	$1,936,265	$1,612,501	$508,326	$495,148	$448,582	$465,117	$448,664	$390,784

	Other			Consumer Total
	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018
Pass	$18,224	$9,357	$20,795	$2,954,744	$2,847,214	$2,429,890
Special mention	—	—	—	18,151	19,034	20,397
Substandard	—	—	—	24,086	23,186	22,375
Doubtful	—	—	—	—	—	—
	$18,224	$9,357	$20,795	$2,996,981	$2,889,434	$2,472,662

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Pass	$8,190,887	$7,813,938	$6,645,048
Special mention	66,373	66,645	79,619
Substandard	53,353	52,703	37,845
Doubtful	—	—	—
	$8,310,613	$7,933,286	$6,762,512

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$111,414	$163,777	$345,635	$615,277	$665,913	$775,924	$380,536	$411,783	$490,089
Special mention	845	838	2,892	13,682	13,018	7,533	15,440	5,664	8,254
Substandard	1,313	455	1,005	435	322	9	4,682	4,394	198
Doubtful	—	—	—	—	—	—	—	—	—
	$113,572	$165,070	$349,532	$629,394	$679,253	$783,466	$400,658	$421,841	$498,541

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$163,298	$202,399	$327,409	$113,047	$125,399	$180,825	$1,383,572	$1,569,271	$2,119,882
Special mention	7,897	6,523	8,049	6,333	6,419	4,369	44,197	32,462	31,097
Substandard	2,645	3,615	8,713	1,316	1,292	897	10,391	10,078	10,822
Doubtful	—	—	—	—	—	—	—	—	—
	$173,840	$212,537	$344,171	$120,696	$133,110	$186,091	$1,438,160	$1,611,811	$2,161,801

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$597,220	$617,391	$676,981	$210,066	$227,515	$279,487	$101,907	$108,833	$130,915
Special mention	7,325	7,868	4,484	7,623	7,688	8,942	666	698	520
Substandard	5,831	3,554	2,149	7,589	7,222	7,292	2,350	2,246	2,367
Doubtful	—	—	—	—	—	—	—	—	—
	$610,376	$628,813	$683,614	$225,278	$242,425	$295,721	$104,923	$111,777	$133,802

	Consumer Total
	March 31,	December 31,	March 31,
	2019	2018	2018
Pass	$909,193	$953,739	$1,087,383
Special mention	15,614	16,254	13,946
Substandard	15,770	13,022	11,808
Doubtful	—	—	—
	$940,577	$983,015	$1,113,137

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Pass	$2,292,765	$2,523,010	$3,207,265
Special mention	59,811	48,716	45,043
Substandard	26,161	23,100	22,630
Doubtful	—	—	—
	$2,378,737	$2,594,826	$3,274,938

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 24):

				Commercial Real Estate—
				Construction and
	Commercial Real Estate			Development
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018
Pass	$140,785	$160,788	$171,585	$20,950	$20,293	$28,501
Special mention	13,025	14,393	24,550	3,500	3,001	4,654
Substandard	19,897	21,583	37,142	7,807	9,648	13,064
Doubtful	—	—	—	—	—	—
	$173,707	$196,764	$233,277	$32,257	$32,942	$46,219

	Residential Real Estate			Consumer			Commercial & Industrial
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$100,803	$104,181	$129,952	$5,134	$5,751	$7,247	$6,802	$5,093	$17,163
Special mention	40,036	41,964	50,845	13,935	14,484	16,329	530	546	1,132
Substandard	58,862	61,337	67,969	21,113	22,257	25,225	3,593	4,404	6,000
Doubtful	—	—	—	—	—	—	—	—	—
	$199,701	$207,482	$248,766	$40,182	$42,492	$48,801	$10,925	$10,043	$24,295

	Total Acquired
	Credit Impaired Loans
	March 31,	December 31,	March 31,
	2019	2018	2018
Pass	$274,474	$296,106	$354,448
Special mention	71,026	74,388	97,510
Substandard	111,272	119,229	149,400
Doubtful	—	—	—
	$456,772	$489,723	$601,358

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2019
Commercial real estate:
Construction and land development	$563	$141	$283	$987	$809,564	$810,551
Commercial non-owner occupied	—	—	22	22	1,615,394	1,615,416
Commercial owner occupied	3,336	1,556	889	5,781	1,595,579	1,601,360
Consumer real estate:
Consumer owner occupied	1,929	743	2,510	5,182	2,000,132	2,005,314
Home equity loans	333	206	1,022	1,561	506,765	508,326
Commercial and industrial	4,658	222	614	5,494	1,066,576	1,072,070
Other income producing property	658	—	372	1,030	213,205	214,235
Consumer	471	230	677	1,378	463,739	465,117
Other loans	—	—	—	—	18,224	18,224
	$11,948	$3,098	$6,389	$21,435	$8,289,178	$8,310,613
December 31, 2018
Commercial real estate:
Construction and land development	$693	$305	$452	$1,450	$839,995	$841,445
Commercial non-owner occupied	68	18	396	482	1,415,069	1,415,551
Commercial owner occupied	1,639	1,495	904	4,038	1,513,513	1,517,551
Consumer real estate:
Consumer owner occupied	1,460	789	943	3,192	1,933,073	1,936,265
Home equity loans	744	532	713	1,989	493,159	495,148
Commercial and industrial	898	120	573	1,591	1,053,361	1,054,952
Other income producing property	169	26	289	484	213,869	214,353
Consumer	437	174	718	1,329	447,335	448,664
Other loans	—	—	—	—	9,357	9,357
	$6,108	$3,459	$4,988	$14,555	$7,918,731	$7,933,286
March 31, 2018
Commercial real estate:
Construction and land development	$673	$4	$133	$810	$870,331	$871,141
Commercial non-owner occupied	89	20	707	816	1,050,108	1,050,924
Commercial owner occupied	573	1,218	1,702	3,493	1,293,245	1,296,738
Consumer real estate:
Consumer owner occupied	1,274	601	1,598	3,473	1,609,028	1,612,501
Home equity loans	1,452	65	1,423	2,940	445,642	448,582
Commercial and industrial	983	476	899	2,358	870,005	872,363
Other income producing property	360	108	125	593	198,091	198,684
Consumer	134	160	496	790	389,994	390,784
Other loans	—	—	—	—	20,795	20,795
	$5,538	$2,652	$7,083	$15,273	$6,747,239	$6,762,512

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2019
Commercial real estate:
Construction and land development	$521	$116	$226	$863	$112,709	$113,572
Commercial non-owner occupied	96	—	289	385	629,009	629,394
Commercial owner occupied	659	237	1,209	2,105	398,553	400,658
Consumer real estate:
Consumer owner occupied	349	72	1,968	2,389	607,987	610,376
Home equity loans	1,483	298	2,237	4,018	221,260	225,278
Commercial and industrial	1,185	1,479	18	2,682	171,158	173,840
Other income producing property	210	81	37	328	120,368	120,696
Consumer	337	107	396	840	104,083	104,923
	$4,840	$2,390	$6,380	$13,610	$2,365,127	$2,378,737
December 31, 2018
Commercial real estate:
Construction and land development	$647	$45	$365	$1,057	$164,013	$165,070
Commercial non-owner occupied	607	21	283	911	678,342	679,253
Commercial owner occupied	964	1,006	—	1,970	419,871	421,841
Consumer real estate:
Consumer owner occupied	1,127	621	789	2,537	626,276	628,813
Home equity loans	1,286	442	2,209	3,937	238,488	242,425
Commercial and industrial	2,648	130	19	2,797	209,740	212,537
Other income producing property	603	276	129	1,008	132,102	133,110
Consumer	574	209	532	1,315	110,462	111,777
	$8,456	$2,750	$4,326	$15,532	$2,579,294	$2,594,826
March 31, 2018
Commercial real estate:
Construction and land development	$1,788	$115	$288	$2,191	$347,341	$349,532
Commercial non-owner occupied	242	—	134	376	783,090	783,466
Commercial owner occupied	1,142	—	—	1,142	497,399	498,541
Consumer real estate:
Consumer owner occupied	1,304	76	786	2,166	681,448	683,614
Home equity loans	1,881	833	2,125	4,839	290,882	295,721
Commercial and industrial	1,998	27	87	2,112	342,059	344,171
Other income producing property	101	69	195	365	185,726	186,091
Consumer	287	138	1,118	1,543	132,259	133,802
	$8,743	$1,258	$4,733	$14,734	$3,260,204	$3,274,938

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2019
Commercial real estate	$788	$238	$3,959	$4,985	$168,722	$173,707
Commercial real estate—construction and development	—	—	2,481	2,481	29,776	32,257
Residential real estate	2,529	1,034	6,385	9,948	189,753	199,701
Consumer	373	190	591	1,154	39,028	40,182
Commercial and industrial	—	—	2,514	2,514	8,411	10,925
	$3,690	$1,462	$15,930	$21,082	$435,690	$456,772
December 31, 2018
Commercial real estate	$876	$112	$4,533	$5,521	$191,243	$196,764
Commercial real estate—construction and development	115	12	2,816	2,943	29,999	32,942
Residential real estate	4,620	1,251	8,487	14,358	193,124	207,482
Consumer	722	90	839	1,651	40,841	42,492
Commercial and industrial	2,437	—	88	2,525	7,518	10,043
	$8,770	$1,465	$16,763	$26,998	$462,725	$489,723
March 31, 2018
Commercial real estate	$6,043	$5,293	$6,239	$17,575	$215,702	$233,277
Commercial real estate—construction and development	53	321	3,438	3,812	42,407	46,219
Residential real estate	4,497	3,063	8,598	16,158	232,608	248,766
Consumer	800	275	1,028	2,103	46,698	48,801
Commercial and industrial	55	—	820	875	23,420	24,295
	$11,448	$8,952	$20,123	$40,523	$560,835	$601,358

The following is a summary of certain information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
March 31, 2019
Commercial real estate:
Construction and land development	$38,668	$343	$37,914	$38,257	$786
Commercial non-owner occupied	514	99	276	375	60
Commercial owner occupied	5,158	3,130	1,090	4,220	21
Consumer real estate:
Consumer owner occupied	7,462	5,223	1,662	6,885	37
Home equity loans	2,885	1,136	1,618	2,754	161
Commercial and industrial	1,357	—	1,315	1,315	420
Other income producing property	2,605	141	2,216	2,357	111
Consumer	200	—	110	110	3
Total	$58,849	$10,072	$46,201	$56,273	$1,599
December 31, 2018
Commercial real estate:
Construction and land development	$38,314	$339	$37,574	$37,913	$788
Commercial non-owner occupied	1,157	536	489	1,025	70
Commercial owner occupied	5,085	3,101	1,041	4,142	27
Consumer real estate:
Consumer owner occupied	7,291	4,992	1,769	6,761	41
Home equity loans	2,953	1,129	1,697	2,826	142
Commercial and industrial	1,332	467	824	1,291	416
Other income producing property	3,117	150	2,722	2,872	142
Consumer	211	—	188	188	2
Total	$59,460	$10,714	$46,304	$57,018	$1,628
March 31, 2018
Commercial real estate:
Construction and land development	$50,399	$476	$45,722	$46,198	$767
Commercial non-owner occupied	2,916	659	522	1,181	110
Commercial owner occupied	8,972	3,273	2,305	5,578	63
Consumer real estate:
Consumer owner occupied	7,245	4,332	1,161	5,493	35
Home equity loans	3,855	1,105	2,063	3,168	73
Commercial and industrial	2,679	634	1,043	1,677	489
Other income producing property	3,793	112	2,974	3,086	166
Consumer	787	—	315	315	9
Total	$80,646	$10,591	$56,105	$66,696	$1,712

Acquired credit impaired loans are accounted for in pools as shown on page 20 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended March 31,
	2019		2018
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$38,085	$481	$44,714	$513
Commercial non-owner occupied	700	2	1,278	5
Commercial owner occupied	4,181	67	5,610	75
Consumer real estate:
Consumer owner occupied	6,823	49	5,563	43
Home equity loans	2,790	32	3,090	29
Commercial and industrial	1,303	20	1,417	17
Other income producing property	2,614	30	3,112	46
Consumer	149	—	277	—
Total Impaired Loans	$56,645	$681	$65,061	$728

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Commercial non-owner occupied real estate:
Construction and land development	$414	$424	$500
Commercial non-owner occupied	505	831	1,174
Total commercial non-owner occupied real estate	919	1,255	1,674
Consumer real estate:
Consumer owner occupied	7,658	7,109	5,541
Home equity loans	2,666	2,333	2,593
Total consumer real estate	10,324	9,442	8,134
Commercial owner occupied real estate	1,215	1,068	1,647
Commercial and industrial	286	647	799
Other income producing property	596	500	170
Consumer	1,244	1,267	903
Restructured loans	830	648	782
Total loans on nonaccrual status	$15,414	$14,827	$14,109

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Commercial non-owner occupied real estate:
Construction and land development	$1,114	$252	$426
Commercial non-owner occupied	289	283	—
Total commercial non-owner occupied real estate	1,403	535	426
Consumer real estate:
Consumer owner occupied	3,693	3,864	1,427
Home equity loans	4,750	4,512	3,931
Total consumer real estate	8,443	8,376	5,358
Commercial owner occupied real estate	1,664	1,470	178
Commercial and industrial	915	1,296	138
Other income producing property	205	244	325
Consumer	1,664	1,568	1,651
Total loans on nonaccrual status	$14,294	$13,489	$8,076

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the three months ended March 31, 2019 and 2018, our TDRs were not material.

Note 6—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Beginning balance	$11,410	$11,203
Acquired in PSC acquisition	—	210
Additions	1,004	2,895
Writedowns	(98)	(777)
Sold	(1,019)	(2,458)
Ending Balance	$11,297	$11,073

At March 31, 2019, there were a total of 74 properties included in OREO compared to 77 properties at March 31, 2018.  At March 31, 2019, we had $1.2 million in residential real estate included in OREO and $4.8 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7 — Leases

As of March 31, 2019, we had operating ROU assets of $82.8 million and operating lease liabilities of $83.0 million.  We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 24 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term. We do not sublease any portion of these locations to third parties.

Three Months Ended
(Dollars in thousands)	March 31,
2019
Lease Expense Components:
Operating lease expense	$2,146
Short-term lease expense	144
Variable lease expense	69
Total lease expense	$2,359
Supplemental Cash Flow Information Related to Leases:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,890
Initial ROU assets recorded in exchange for new lease liabilities at January 1, 2019 - operating leases	$82,160
ROU assets obtained in exchange for new lease liabilities during first quarter 2019- operating leases	$1,956
Weighted - average remaining lease term (years) - operating leases	14.33
Weighted - average discount rate - operating leases	4.0%
Supplemental Balance Sheet Information Related to Leases
Operating lease ROU assets (premises and equipment)	$82,787
Operating lease liabilities (other liabilities)	$83,043

Maturity Analysis of Lease Liabilities:
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$5,820
2020	7,866
2021	7,939
2022	7,937
2023	7,890
Thereafter	73,186
Total	$110,638
Less: Imputed Interest	(27,595)
Lease Liability	$83,043

         As of March 31, 2019, we did not maintain any finance leases, leases with related parties, and we determined that the number and dollar amount of our equipment leases was immaterial. As of March 31, 2019, we have additional operating leases that have not yet commenced of $7.9 million. These operating leases will commence in fiscal year 2019 with lease terms of 15 years.  Disclosures for prior periods under the previous accounting guidance were on an annual basis only, therefore are not included for the March 31, 2019 interim reporting period.

Note 8 — Deposits

Our total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Certificates of deposit	$1,756,637	$1,775,095	$1,765,576
Interest-bearing demand deposits	5,562,111	5,407,175	5,308,154
Non-interest bearing demand deposits	3,219,864	3,061,769	3,120,818
Savings deposits	1,374,557	1,399,815	1,464,074
Other time deposits	5,802	3,079	4,476
Total deposits	$11,918,971	$11,646,933	$11,663,098

At March 31, 2019, December 31, 2018, and March 31, 2018, we had $325.1 million, $320.0 million, and $340.9 million in certificates of deposits of $250,000 and greater, respectively.  At March 31, 2019, December 31, 2018, and March 31, 2018, we had $7.6 million, $7.6 million and $35.0 million, in traditional, out-of-market brokered deposits, respectively.

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

Effective July 1, 2009, we suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan.  The pension plan remained suspended as of March 31, 2019.

During 2018, we made the decision to terminate the non-contributory defined benefit pension plan.  We received approval from the IRS through a determination letter in the fourth quarter of 2018 to proceed with the termination.  The plan is expected to be fully terminated and paid out during the second quarter of 2019 .  Participants have the option to be fully paid out in a lump sum or be paid through an annuity over time.  If the participant chooses the annuity, the funds will be placed in an annuity product with a third party. As of March 31, 2019, approximately 98% of pension plan assets were invested with Fixed Income Assets, and approximately 2% of pension plan assets were held in cash equivalents. When the decision was made to terminate the plan, the Investment Committee and the Company made the decision to move the Plan assets into less risky investments of Cash Equivalents and Fixed Income Assets and out of Equities.

The components of net periodic pension expense (benefit) recognized are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest cost	$289	$270
Service cost	30	19
Expected return on plan assets	(590)	(582)
Recognized net actuarial loss	121	194
Net periodic pension benefit	$(150)	$(99)

Based on the immaterial nature of the components of the net periodic pension expense (benefit), we recorded the entire amount in the line item salaries and employee benefits on the statement of income.

We do not expect to contribute to the pension plan in 2019, but reserve the right to contribute between the minimum required and maximum deductible amounts as determined under applicable federal laws.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21.  Plan participants elect to contribute portions of their annual base compensation as a before tax contribution.  Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. In 2018, employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary.  The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year.  Based on our financial performance in 2018, we paid a 0.75% discretionary matching contribution in the first quarter of 2019.  Currently, we expect the same terms in the employees’ savings plan for 2019.  We expensed $1.2 million and $2.4 million for the 401(k) plan during the three months ended March 31, 2019 and 2018, respectively.

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

Note 10 — Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period, excluding non-vested shares.  Our diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted shares.  The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except for per share amounts)	2019	2018
Basic earnings per common share:
Net income	$44,367	$42,326
Weighted-average basic common shares	35,445	36,646
Basic earnings per common share	$1.25	$1.15
Diluted earnings per share:
Net income	$44,367	$42,326
Weighted-average basic common shares	35,445	36,646
Effect of dilutive securities	174	253
Weighted-average dilutive shares	35,619	36,899
Diluted earnings per common share	$1.25	$1.15

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019			2018
Number of shares			87,917			61,272
Range of exercise prices	$63.54	to	$91.35	$91.05	to	$91.35

Note 11 — Share-Based Compensation

Our 2004, 2012 and 2019 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”).

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2004, 2012 and 2019 plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date.  The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant.  No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. No options were granted under the 2012 plan after February 1, 2019, and the 2012 plan is closed other than for any options still unexercised and outstanding.  The 2019 plan is the only plan from which new share-based compensation grants may be issued.  It is our policy to grant options out of the 1,000,000 share registered under the 2019 plan.

Activity in our stock option plans for 2004 and 2012 is summarized in the following table.  Our 2019 plan was adopted by our shareholders at our annual meeting on April 25, 2019.  All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2019	213,866	$61.28
Granted	—	—
Exercised	(12,722)	31.62
Outstanding at March 31, 2019	201,144	63.16	5.64	$2,461
Exercisable at March 31, 2019	155,472	56.07	4.88	$2,432
Weighted-average fair value of options granted during the year	$ 0.00

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods.  The following weighted-average assumptions were used in valuing options issued:

	Year ended March 31,
	2019		2018
Dividend yield	—%		1.46%
Expected life	—	years	8.5	years
Expected volatility	—%		28.0%
Risk-free interest rate	—%		2.54%

As of March 31, 2019, there was $1.2 million of total unrecognized compensation cost related to nonvested stock option grants under the plans.  The cost is expected to be recognized over a weighted-average period of 1.51 years as of March 31, 2019.  The total fair value of shares vested during the three months ended March 31, 2019 was $799,000.

Restricted Stock

We from time-to-time also grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of our shareholders by providing economic value directly related to increases in the value of our stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  We recognize expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants.  Restricted stock grants to employees typically “cliff vest” after four years.  Grants to non-employee directors typically vest within a 12-month period.

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

Nonvested restricted stock for the three months ended March 31, 2019 is summarized in the following table.  All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2019	104,419	$62.45
Granted	1,148	59.95
Vested	(7,040)	86.82
Forfeited	(1,118)	77.88
Nonvested at March 31, 2019	97,409	60.48

As of March 31, 2019, there was $1.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans.  This cost is expected to be recognized over a weighted-average period of 1.50 years as of March 31, 2019.  The total fair value of shares vested during the three months ended March 31, 2019 was $732,000.

Restricted Stock Units

We from time‑to‑time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight‑line basis typically over the performance and vesting periods based upon the probable performance target that will be met. For the three months ended March 31, 2019, we accrued for 80.6% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the three months ended March 31, 2019 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2019	200,540	$85.15
Granted	128,386	66.80
Forfeited	(227)	89.43
Nonvested at March 31, 2019	328,699	77.98

As of March 31, 2019, there was $13.5 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.17 years as of March 31, 2019.  The total fair value of RSUs vested during the three months ended March 31, 2019 was $2.9 million.  During the three months ended March 31, 2019, 44,599 vested restricted stock units were issued to the participants in the 2016 Long-Term Incentive Plan.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements.  The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit.  At March 31, 2019, commitments to extend credit and standby letters of credit totaled $2.8 billion.  We do not anticipate any material losses as a result of these transactions.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions as well as banks from which assets were acquired and liabilities assumed in FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability is not expected to have a material effect on our consolidated financial statements.

The Company and the Bank are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of March 31, 2019, there is no pending or threatened litigation that will have a material effect on our consolidated financial position or results of operations.

Note 13 — Fair Value

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. FASB ASC Topic 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities, derivative contracts, and mortgage servicing rights (“MSRs”) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ALLL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019:
Assets
Derivative financial instruments	$8,727	$—	$8,727	$—
Loans held for sale	33,297	—	33,297	—
Securities available for sale:
Government-sponsored entities debt	65,704	—	65,704	—
State and municipal obligations	193,418	—	193,418	—
Mortgage-backed securities	1,207,127	—	1,207,127	—
Total securities available for sale	1,466,249	—	1,466,249	—
Mortgage servicing rights	32,415	—	—	32,415
	$1,540,688	$—	$1,508,273	$32,415
Liabilities
Derivative financial instruments	$10,330	$—	$10,330	$—

December 31, 2018:
Assets
Derivative financial instruments	$5,090	$—	$5,090	$—
Loans held for sale	22,925	—	22,925	—
Securities available for sale:
Government-sponsored entities debt	48,251	—	48,251	—
State and municipal obligations	200,768	—	200,768	—
Mortgage-backed securities	1,268,048	—	1,268,048	—
Total securities available for sale	1,517,067	—	1,517,067	—
Mortgage servicing rights	34,727	—	—	34,727
	$1,579,809	$—	$1,545,082	$34,727
Liabilities
Derivative financial instruments	$4,421	$—	$4,421	$—

March 31, 2018:
Assets
Derivative financial instruments	$7,420	$—	$7,420	$—
Loans held for sale	42,690	—	42,690	—
Securities available for sale:
Government-sponsored entities debt	89,746	—	89,746	—
State and municipal obligations	225,686	—	225,686	—
Mortgage-backed securities	1,325,405	—	1,325,405	—
Total securities available for sale	1,640,837	—	1,640,837	—
Mortgage servicing rights	34,196	—	—	34,196
	$1,725,143	$—	$1,690,947	$34,196
Liabilities
Derivative financial instruments	$6,094	$—	$6,094	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2019.  A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2019 and 2018 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2019	$34,727	$—
Servicing assets that resulted from transfers of financial assets	931	—
Changes in fair value due to valuation inputs or assumptions	(2,357)	—
Changes in fair value due to decay	(886)	—
Fair value , March 31, 2019	$32,415	$—

Fair value, January 1, 2018	$31,119	$—
Servicing assets that resulted from transfers of financial assets	1,490	—
Changes in fair value due to valuation inputs or assumptions	2,516	—
Changes in fair value due to decay	(929)	—
Fair value, March 31, 2018	$34,196	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2019 or 2018.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019:
OREO	$11,297	$—	$—	$11,297
Non-acquired impaired loans	1,839	—	—	1,839
December 31, 2018:
OREO	$11,410	$—	$—	$11,410
Non-acquired impaired loans	13,164	—	—	13,164
March 31, 2018:
OREO	$11,073	$—	$—	$11,073
Non-acquired impaired loans	2,118	—	—	2,118

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			March 31,	December 31,	March 31,
	Valuation Technique	Unobservable Input	2019	2018	2018
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	3%	3%	3%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	24%	23%	28%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019, December 31, 2018 and March 31, 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes.  The carrying value of FHLB stock approximates fair value based on the redemption provisions.  The carrying value of our investment in unconsolidated subsidiaries approximates fair value.  See Note 4—Investment Securities for additional information, as well as page 39 regarding fair value.

Loans held for sale — The fair values disclosed for loans held for sale are based on commitments from investors for loans with similar characteristics.

Loans — ASU 2016-01 - Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities became effective for us on January 1, 2018.  This accounting standard requires us to calculate the fair value of our loans for disclosure purposes based on an estimated exit price.  With ASU 2016-01, to estimate an exit price, all loans (fixed and variable) are being valued with a discounted cash flow analyses for loans that includes our estimate of future credit losses expected to be incurred over the life of the loans.  Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are estimated using discounted cash flow analyses based on our current rates offered for new loans of the same type, structure and credit quality.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses-using interest rates we currently offer for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using a discounted cash flow analyses.

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

Other Borrowings — The fair value of other borrowings is estimated using discounted cash flow analysis on our current incremental borrowing rates for similar types of instruments.

Accrued Interest — The carrying amounts of accrued interest approximate fair value.

Derivative Financial Instruments — The fair value of derivative financial instruments (including interest rate swaps) is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2019
Financial assets:
Cash and cash equivalents	$949,591	$949,591	$949,591	$—	$—
Investment securities	1,506,873	1,506,873	40,624	1,466,249	—
Loans held for sale	22,925	22,925	—	22,925	—
Loans, net of allowance for loan losses	11,089,600	11,005,731	—	—	11,005,731
Accrued interest receivable	36,965	36,965	524	5,891	30,550
Mortgage servicing rights	32,415	32,415	—	—	32,415
Interest rate swap - non-designated hedge	6,672	6,672	—	6,672	—
Interest rate swap - cash flow hedge	217	217	—	217	—
Other derivative financial instruments (mortgage banking related)	1,838	1,838	—	1,838	—
Financial liabilities:
Deposits	11,918,971	10,956,761	—	10,956,761	—
Federal funds purchased and securities sold under agreements to repurchase	276,891	276,891	—	276,891	—
Other borrowings	616,250	619,140	—	619,140	—
Accrued interest payable	5,688	5,688	—	5,688	—
Interest rate swap - non-designated hedge	7,403	7,403	—	7,403	—
Interest rate swap - cash flow hedge	2,927	2,927	—	2,927	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(21,189)	—	(21,189)	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$408,983	$408,983	$408,983	$—	$—
Investment securities	1,542,671	1,542,671	25,604	1,517,067	—
Loans held for sale	22,925	22,925	—	22,925	—
Loans, net of allowance for loan losses	10,962,037	10,613,571	—	—	10,613,571
Accrued interest receivable	35,997	35,997	—	6,908	29,089
Mortgage servicing rights	34,727	34,727	—	—	34,727
Interest rate swap - non-designated hedge	3,824	3,824	—	3,824	—
Other derivative financial instruments (mortgage banking related)	1,267	1,267	—	1,267	—
Financial liabilities:
Deposits	11,646,933	10,561,394	—	10,561,394	—
Federal funds purchased and securities sold under agreements to repurchase	270,649	270,649	—	270,649	—
Other borrowings	266,084	269,134	—	269,134	—
Accrued interest payable	4,719	4,719	—	4,719	—
Interest rate swap - non-designated hedge	4,373	4,373	—	4,373	—
Interest rate swap - cash flow hedge	48	48	—	48	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(88,424)	—	(88,424)	—
March 31, 2018
Financial assets:
Cash and cash equivalents	$644,504	$644,504	$644,504	$—	$—
Investment securities	1,665,590	1,665,600	23,479	1,642,121	—
Loans held for sale	42,690	42,690	—	42,690	—
Loans, net of allowance for loan losses	10,589,521	10,419,134	—	—	10,419,134
Accrued interest receivable	31,175	31,175	—	6,661	24,514
Mortgage servicing rights	34,196	34,196	—	—	34,196
Interest rate swap - non-designated hedge	5755	5755	—	5755	—
Other derivative financial instruments (mortgage banking related)	1,665	1,665	—	1,665	—
Financial liabilities:
Deposits	11,663,098	10,780,965	—	10,780,965	—
Federal funds purchased and securities sold under agreements to repurchase	357,574	357,574	—	357,574	—
Other borrowings	215,589	219,037	—	219,037	—
Accrued interest payable	3,563	3,563	—	3,563	—
Interest rate swap - cash flow hedge	162	162	—	162	—
Interest rate swap - non-designated hedge	5,932	5,932	—	5,932	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(48,841)	—	(48,841)	—

Note 14 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended March 31, 2019
Balance at December 31, 2018	$(6,450)	$(18,394)	$(37)	$(24,881)
Other comprehensive gain (loss) before reclassifications	—	13,066	(2,068)	10,998
Amounts reclassified from accumulated other comprehensive income (loss)	95	422	(8)	509
Net comprehensive income (loss)	95	13,488	(2,076)	11,507
Balance at March 31, 2019	$(6,355)	$(4,906)	$(2,113)	$(13,374)

Three Months Ended March 31, 2018
Balance at December 31, 2017	$(5,998)	$(4,278)	$(151)	$(10,427)
Other comprehensive income (loss) before reclassifications	—	(17,192)	28	(17,164)
Amounts reclassified from accumulated other comprehensive income	151	—	37	188
Net comprehensive income (loss)	151	(17,192)	65	(16,976)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at March 31, 2018	$(7,607)	$(22,617)	$(126)	$(30,350)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	2019	2018	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$(10)	$47	Interest expense
	2	(10)	Provision for income taxes
	(8)	37	Net income
Gains on sales of available for sale securities:
	$541	$—	Securities gains, net
	(119)	—	Provision for income taxes
	422	—	Net income
Amortization of defined benefit pension:
Actuarial losses	$121	$194	Salaries and employee benefits
	(26)	(43)	Provision for income taxes
	95	151	Net income
Total reclassifications for the period	$509	$188

Note 15 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			March 31, 2019			March 31, 2018
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk on Junior Subordinated Debt:
Pay fixed rate swap with counterparty	Other Liabilities	$8,000	$—	$25	$8,000	$—	$162

Cash flow hedges of interest rate risk on FHLB Advances:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$500,000	$217	$2,902	$—	$—	$—

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,799	$—	$108	$2,824	$—	$21

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$355,045	$6,112	$2,137	$282,047	$146	$5,908
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$355,045	$560	$5,158	$282,047	$5,609	$3

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	$129,000	$1,100	$—	$69,000	$390	$—
Forward sales commitments used to hedge mortgage pipeline	Other Assets	$80,059	$738	$—	$98,860	1,275	$—

Total derivatives		$1,429,948	$8,727	$10,330	$742,778	$7,420	$6,094

Cash Flow Hedge of Interest Rate Risk

We are exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We have three cash flow hedges as of March 31, 2019.  For more information regarding the fair value of our derivative financial instruments, see Note 13 to these financial statements.

For one cash flow hedge, we utilize an interest rate swap agreement to essentially convert a portion of its variable-rate debt to a fixed rate (cash flow hedge).  During 2009, we entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities.  We hedge the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate.  This hedge expires on June 15, 2019.  The notional amount on which the interest payments are based will not be exchanged.  This derivatives contract calls for us to pay a fixed rate of 4.06% on the $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

For the other two cash flow hedges, we utilize interest rate swap agreements to manage interest rate risk related to funding through short term FHLB advances.  In March 2019, we entered into three month FHLB advances for $350 million and $150 million for which at this time we plan to continuously renew.  At the same time, we entered into interest rate swap agreements with a notional amount of $350 million and $150 million to manage the interest rate risk related to these FHLB advances.  With our plan to continually renew and reprice the FHLB advances every three months, we are treating this funding as variable rate funding.  We are hedging the cash flows from these FHLB advances against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt, which began in March 2019.   The notional amount on which the interest payments are based will not be exchanged related to these interest rate swaps.  The derivative contract on the $350 million notational amount calls for us to pay a fixed rate of 2.44% and receive a variable rate of three-month LIBOR (2.63% at March 31, 2019).  The derivative contract on the $150 million notational amount calls for us to pay a fixed rate of 2.21% and receive a variable rate of three-month LIBOR (2.60% at March 31, 2019). The hedge for $350 million expires on March 23, 2023 and the hedge for $150 million expires on March 29, 2024.

For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the derivative’s entire gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated.  For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

For designated hedging relationships, we have a third party perform retrospective and prospective effectiveness testing on a quarterly basis using quantitative methods to determine if the hedge is still highly effective.  Hedge accounting ceases on transactions that are no longer deemed highly effective, or for which the derivative has been terminated or de-designated.

We recognized an after-tax unrealized loss on our cash flow hedges in other comprehensive income of $2.1 million for the three months ended March 31, 2019. This compares to an unrealized gain of $65,000 for the three months ended March 31, 2018. We recognized a $2.9 million cash flow hedge liability in other liabilities and a $217,000 cash flow hedge asset in other assets on the balance sheet at March 31, 2019, as compared to a $162,000 liability at March 31, 2018.  There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2018.  (See Note 14 – Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable.  We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits.  These limits are typically based on current credit ratings and vary with ratings changes.  As of both March 31, 2019 and 2018, we provided $300,000 of collateral, respectively, on the cash flow hedge on the junior subordinated debt which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  As of March 31, 2019, the Company provided $8.0 million of collateral on the cash flow hedges on the FHLB advances which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.  Also, we have a netting agreement with the counterparties.

Balance Sheet Fair Value Hedge

We maintain one loan swap, with an aggregate notional amount of $2.8 million at March 31, 2019, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate.  The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge. All changes in fair value are recorded through earnings as noninterest income.  There was no gain or loss recorded on this derivative for the three months ended March 31, 2019 or 2018.

Non-designated Hedges of Interest Rate Risk

Customer Swap

We maintain interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company.  These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The interest rate swaps are settled monthly with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2019, the interest rate swaps had an aggregate notional amount of approximately $710.0 million and the fair value of the interest rate swap derivatives are recorded in other assets at $6.7 million and in other liabilities at $7.3 million for a net liability position of $622,000, which was recorded through earnings. The fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $156,000 at March 31, 2018.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At March 31, 2019, there were no outstanding contracts or agreements related to foreign currency.  If there were foreign currency contracts outstanding March 31, 2019, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended March 31, 2019 or 2018.

Mortgage Banking

We also have derivatives contracts that are classified as non-designated hedges.  These derivatives contracts are a part of our risk management strategy for its mortgage banking activities.  These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge MSRs; while forward sales commitments are typically used to hedge the mortgage pipeline.  Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.  We do not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in our consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk.  On March 31, 2019, we had derivative financial instruments outstanding with notional amounts totaling $129.0 million related to MSRs, compared to $69.0 million on March 31, 2018.  The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $1.1 million at March 31, 2019, compared to a gain of $390,000 at March 30, 2018.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Mortgage loan pipeline	$95,731	$50,442	$92,647
Expected closures	71,798	37,832	69,485
Fair value of mortgage loan pipeline commitments	1,364	705	1,190
Forward sales commitments	80,059	54,533	98,860
Fair value of forward commitments	(626)	(621)	85

Note 16 — Capital Ratios

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

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of CET1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  The capital conservation buffer was phased in incrementally over time, beginning January 1, 2016 and become fully effective on January 1, 2019. The fully phased-in capital conservation buffer consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

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

The following table presents actual and required capital ratios as of March 31, 2019, December 31, 2018 and March 30, 2018 for the Company and the Bank under the Basel III capital rules.  The minimum required capital amounts presented below include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. The minimum required capital levels plus the capital conservation buffer under the Basel III capital rules became fully phased-in as of January 1, 2019.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2019
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,338,085	11.86%	$789,903	7.00%	$789,903	7.00%	$733,481	6.50%
South State Bank (the Bank)	1,429,219	12.67%	789,867	7.00%	789,867	7.00%	733,448	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,449,854	12.85%	959,168	8.50%	959,168	8.50%	902,746	8.00%
South State Bank (the Bank)	1,429,219	12.67%	959,125	8.50%	959,125	8.50%	902,706	8.00%
Total capital to risk-weighted assets:
Consolidated	1,506,710	13.35%	1,184,855	10.50%	1,184,855	10.50%	1,128,433	10.00%
South State Bank (the Bank)	1,486,075	13.17%	1,184,801	10.50%	1,184,801	10.50%	1,128,382	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,449,854	10.52%	551,366	4.00%	551,366	4.00%	689,207	5.00%
South State Bank (the Bank)	1,429,219	10.37%	551,218	4.00%	551,218	4.00%	689,022	5.00%
December 31, 2018:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,335,826	12.05%	$706,981	6.38%	$776,293	7.00%	$720,844	6.50%
South State Bank (the Bank)	1,427,764	12.87%	707,039	6.38%	776,356	7.00%	720,902	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,447,428	13.05%	873,330	7.88%	942,642	8.50%	887,192	8.00%
South State Bank (the Bank)	1,427,764	12.87%	873,401	7.88%	942,718	8.50%	887,264	8.00%
Total capital to risk-weighted assets:
Consolidated	1,503,561	13.56%	1,095,128	9.88%	1,164,440	10.50%	1,108,990	10.00%
South State Bank (the Bank)	1,483,897	13.38%	1,095,217	9.88%	1,164,534	10.50%	1,109,080	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,447,428	10.65%	543,506	4.00%	543,506	4.00%	679,383	5.00%
South State Bank (the Bank)	1,427,764	10.51%	543,387	4.00%	543,387	4.00%	679,234	5.00%
March 31, 2018:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,295,729	11.85%	$697,237	6.38%	$765,594	7.00%	$710,909	6.50%
South State Bank (the Bank)	1,385,289	12.67%	697,253	6.38%	765,612	7.00%	710,925	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,406,832	12.86%	861,293	7.88%	929,650	8.50%	874,964	8.00%
South State Bank (the Bank)	1,385,289	12.67%	861,313	7.88%	929,671	8.50%	874,985	8.00%
Total capital to risk-weighted assets:
Consolidated	1,456,453	13.32%	1,080,034	9.88%	1,148,391	10.50%	1,093,706	10.00%
South State Bank (the Bank)	1,434,911	13.12%	1,080,059	9.88%	1,148,417	10.50%	1,093,731	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,406,832	10.50%	535,724	4.00%	535,724	4.00%	669,654	5.00%
South State Bank (the Bank)	1,385,289	10.35%	535,522	4.00%	535,522	4.00%	669,402	5.00%

As of March 31, 2019, December 31, 2018, and March 30, 2018, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 17—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.0 billion at March 31, 2019.  Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.  The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Gross carrying amount	$119,501	$121,736	$118,415
Accumulated amortization	(59,882)	(58,836)	(48,039)
	$59,619	$62,900	$70,376

Amortization expense totaled $3.3 million for the three months ended March 31, 2019, respectively, compared to $3.4 million for the three months ended March 31, 2018, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2019	$3,268
September 30, 2019	3,268
December 31, 2019	3,267
March 31, 2020	3,007
June 30, 2020	2,995
Thereafter	43,814
$59,619

Note 18 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of March 31, 2019, December 31, 2018, and March 31, 2018, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $3.1 billion, $3.1 billion, and $3.0 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors.  The amount of contractually specified servicing fees we earned during both the three months ended March 31, 2019 and March 31, 2018 was $1.9 million. Servicing fees are recorded in mortgage banking income in our consolidated statements of income.

At March 31, 2019, December 31, 2018, and March 31, 2018, MSRs were $32.4 million, $34.7 million, and $34.2 million on our consolidated balance sheets, respectively.  MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three months ended March 31, 2019 and March 31, 2018 were losses of $2.4 million and gains of $2.5 million, respectively. We used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 13 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Increase (decrease) in fair value of MSRs	$(2,357)	$2,516
Decay of MSRs	(886)	(929)
Gain (loss) related to derivatives	1,280	(1,554)
Net effect on statements of income	$(1,963)	$33

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2019		2018		2018
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.8%		99.8%		99.7%
Adjustable-rate mortgage loans	0.2%		0.2%		0.3%
Total	100.0%		100.0%		100.0%
Weighted average life	7.08	years	7.88	years	8.45	years
Constant Prepayment rate (CPR)	8.8%		7.3%		6.3%
Weighted average discount rate	9.4%		9.4%		9.6%
Effect on fair value due to change in interest rates
25 basis point increase	$2,044		$1,504		$1,025
50 basis point increase	3,747		2,740		1,791
25 basis point decrease	(2,438)		(1,981)		(1,439)
50 basis point decrease	(5,171)		(4,421)		(3,189)

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

Custodial escrow balances maintained in connection with the loan servicing were $22.1 million and $20.9 million at March 31, 2019 and March 31, 2018, respectively.

Whole loan sales were $115.3 million and $154.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively. For the three months ended March 31, 2019 and March 31, 2018, $89.1 million and $118.4 million, or 77.3% and 76.5%, respectively, were sold with the servicing rights retained by the company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days.  Loans held for sale were $33.3 million, $22.9 million and $42.7 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Note 19 – Investments in Qualified Affordable Housing Projects

We have investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the three months ended March 31, 2019, tax credits and other tax benefits of $1.5 million and amortization of $1.5 million were recorded.  For the three months ended March 31, 2018, we recorded tax credits and other tax benefits of $1.2 million and amortization of $1.0 million. At March 31, 2019 and 2018, our carrying value of QAHPs was $54.2 million and $38.7 million, respectively, with an original investment of $69.6 million.  We have $24.0 million and $17.9 million in remaining funding obligations related to these QAHPs recorded in liabilities at March 31, 2019 and 2018, respectively.  None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At March 31, 2019, December 31, 2018 and March 31, 2018, our repurchase agreements totaled $218.8 million, $205.3 million, and $269.5 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2019, December 31, 2018 and March 31, 2018.  These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $218.8 million, $205.3 million and $269.5 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 21 – Subsequent Events

On January 25, 2019, the Board of Directors approved and reset the number of shares available to be repurchased to 1,000,000 common shares under the 2019 Stock Repurchase Program (“Repurchase Program”).  In the first quarter of 2019, we repurchased 500,000 shares at an average price of $66.53 a share for a total of $33.3 million in common stock.  In May 2019, we repurchased an additional 250,000 shares at an average price of $75.15 a share for a total of $18.8 million in common stock.  We may repurchase up to an additional 250,000 shares of common stock under the Repurchase Program. We are not obligated to repurchase any additional shares under the Repurchase Program, and any repurchases under the Repurchase Program after December 23, 2019 would require additional Federal Reserve approval.

We have evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and have determined that there is no additional disclosure necessary.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3.  For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2018.  Results for the three months ended March 31, 2019  are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiary.  References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, a South Carolina banking corporation.

Overview

South State Corporation is a bank holding company headquartered in Columbia, South Carolina, and was incorporated under the laws of South Carolina in 1985.  We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, South State Bank, a South Carolina-chartered commercial bank that opened for business in 1934.  The Bank also operates South State Advisory, Inc. (formerly First Southeast 401K Fiduciaries), a wholly owned registered investment advisor.  We merged Minis & Co., Inc., another registered investment advisor that was wholly-owned by the Bank, with and into South State Advisory effective January 1, 2019.  We do not engage in any significant operations other than the ownership of our banking subsidiary.

At March 31, 2019, we had approximately $15.4 billion in assets and 2,589 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and also analyzes our financial condition as of March 31,  2019 as compared to December 31, 2018 and March 31, 2018.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest.  Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The following sections also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Recent Events

In mid-January 2019, we scheduled the close of 13 branch locations during 2019. Most are scheduled for the second quarter of 2019. In addition, certain cost reduction initiatives began during the first quarter of 2019. The expected costs to be incurred in 2019 with these closures and cost initiatives has been estimated to be approximately $3.2 million, and primarily includes personnel, facilities and equipment cost. The annual savings of these closures and cost initiatives is expected to be $13.0 million, and the impact on 2019 is anticipated to be approximately $10.0 million.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements.  Significant accounting policies are described in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Allowance for Loan Losses

The ALLL reflects the estimated losses that will result from the inability of our bank’s borrowers to make required loan payments.  In determining an appropriate level for the allowance, we identify portions applicable to specific loans as well as providing amounts that are not identified with any specific loan but are derived with reference to actual loss experience, loan types, loan volumes, economic conditions, and industry standards.  Changes in these factors may cause our estimate of the allowance to increase or decrease and result in adjustments to the provision for loan losses.  See Note 5 — Loans and Allowance for Loan Losses in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A and “Allowance for Loan Losses” in Note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further detailed descriptions of our estimation process and methodology related to the allowance for loan losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination.  As of March 31, 2019, December 31, 2018 and March 31, 2018, the balance of goodwill was $1.0 billion, $1.0 billion, and $999.6 million, respectively.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

We evaluated the carrying value of goodwill as of April 30, 2018, our annual test date, and determined that no impairment charge was necessary.  Our stock price has historically traded above its book value and tangible book value.  However, during the fourth quarter of 2018, our stock price fell below book value.  The lowest trading price for our stock during the fourth quarter of 2018 was $56.55, and the stock price closed on December 31, 2018 at $59.95, which was below book value of $66.04 but above tangible book value of $36.30.  We updated our valuation of the carrying value of goodwill as of December 31, 2018 based on the drop in our stock price in the fourth quarter of 2018 and determined again that no impairment charge was necessary.  During the first quarter of 2019, our stock price traded both above and below book value, and therefore, we again updated its analysis of goodwill.  At March 31, 2019, our stock price was $68.34 which was above book value of $67.19 and tangible book value of $37.15.  Based on the updated analysis of goodwill as of March 31, 2019 and the fact that our stock price has traded above book value during the quarter, we believe there is no impairment of goodwill.  Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available‑for‑sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post‑retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at March 31, 2019 or 2018.

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

For further discussion of our loan accounting and acquisitions, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 5—Loans and Allowance for Loan Losses in this Quarterly Report on Form 10-Q.

Results of Operations

We reported consolidated net income of $44.4 million, or diluted earnings per share (“EPS”) of $1.25, for the first quarter of 2019 as compared to consolidated net income of $42.3 million, or diluted EPS of $1.15, in the comparable period of 2018, a 5.0% increase.  The $2.0 million increase in consolidated net income was primarily the net result of the following items:

•

A $5.3 million increase in interest income, resulting primarily from a $4.9 million increase in interest income from loans.  Non-acquired loan interest income increased $20.3 million due to both a $1.5 billion increase in average balance and a 29 basis point increase in yield.  This increase was offset by a $15.4 million decline in interest income from the acquired loan portfolio due to a $1.1 million decline in the average loan balance;

•

An $11.0 million increase in interest expense, resulting primarily from a 48 basis points increase in the cost of funds on interest-bearing liabilities due to both the overall rising rate environment during 2018 and the competition for deposits in our markets.  The interest expense on interest-bearing deposits increased $9.7 million mainly driven by a 45 basis points increase in average cost while interest expense on other borrowings increased $1.0 million driven by a 59 basis points increase in cost and a 33.8% increase in average balance;

•

A $966,000 decrease in the provision for loan losses, which primarily resulted from a $815,000 decrease in the provision for loan losses within the non-acquired loan portfolio.  The provision for loan losses for the acquired credit impaired loan portfolio declined by $150,000 during the first quarter of 2019 compared to the same period in 2018.  The decrease in the provision for the non-acquired loan portfolio was due to the continued low amount of net charge-offs excluding overdrafts and ready reserves and the continued strength in the asset quality of the portfolio.  The decline in the provision in the acquired credit portfolio was due to us having a lower impairment in the valuation allowance of $13,000 in the first quarter of 2019 compared to an impairment of $163,000 in the first quarter of 2018;
•

An $8.5 million decrease in noninterest income, which resulted primarily from a $4.7 million decline in fees on deposit accounts, a $2.6 million decline in mortgage banking income and a $1.1 million decline in recoveries on acquired loans.  (See Noninterest Income section on page 72 for further discussion);

•

A $15.2 million decrease in noninterest expense, which resulted primarily from $4.0 million decrease in salaries and employee benefits, a $10.2 million decrease in merger and branch consolidation related expense, a $1.2 million decrease in net occupancy expense and furniture and equipment expense, a $910,000 decrease in OREO and loan related expense and $729,000 decrease in information services expense.  These decreases were partially offset by an increase in other noninterest expense of $947,000. (See Noninterest Expense section on page 73 for further discussion);   and

•	A $54,000 decrease in the provision for income taxes.

Our asset quality related to non-acquired loans continued to remain strong at the end of the first quarter of 2019.  Non-acquired nonperforming assets increased from $16.7 million at March 31, 2018 to $20.0 million at March 31, 2019, an increase of $3.3 million, which resulted from a $1.6 million increase in OREO and a $1.6 million increase in non-acquired nonperforming loans. The increase in OREO was primarily the result of closing branches due to the merger with PSC which increased OREO by $5.3 million during the second quarter of 2018. Non-acquired nonperforming assets increased slightly from $19.1 million at December 31, 2018 to $20.0 million at March 31, 2019, an increase of $925,000, which was primarily the result of an increase in nonperforming loans.  Annualized net charge-offs for the first quarter of 2019 were 0.02%, or $493,000, compared to net charge-offs in the first quarter of 2018 of 0.02%, or $367,000, and net charge-offs in the fourth quarter of 2018 of 0.06%, or $1.1 million.

The ALLL declined to 0.63% of total non-acquired loans at March 31, 2019 compared to 0.65% at December 31, 2018 and 0.67% at March 31, 2018.  The allowance provides 3.27 times coverage of non-acquired nonperforming loans at March 31, 2019, a decrease from 3.41 times at December 31, 2018, and an increase from 3.16 times at March 31, 2018.  We continue to show solid and stable asset quality numbers and ratios.

Nonperforming acquired non-credit impaired loans increased $6.3 million from $8.2 million at March 31, 2018 and increased $907,000 from $13.7 million at December 31, 2018 to $14.6 million at March 31, 2019.  The increase from March 31, 2018 was mainly due to approximately $4.3 million in additions from the PSC loan portfolio acquired in the fourth quarter of 2017.  During the first quarter of 2019, we had net charge-offs related to acquired non-credit impaired loans of $168,000, or 0.03% annualized, and accordingly, recorded a provision for loan losses equal to the net charge-off for the same amount.  We had a net charge-off of $169,000 in the first quarter of 2018 and net charge-offs of $574,000 in the fourth quarter of 2018 related to acquired non-credit impaired loans.

During the first quarter of 2019, the valuation allowance on acquired credit impaired loans decreased $90,000, or 2.0%.  This was due to loan removals from loans being paid off, fully charged off or transferred to OREO of $103,000 offset by impairments recorded through the provision for loan losses of only $13,000.  From March 31, 2018, the valuation allowance on acquired credit impaired loans increased $430,000, or 10.5%.  This was due to impairments recorded through the provision for loan losses of $961,000 offset by loan removals form loans being paid off, fully charged off or transferred to OREO of $531,000.

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

During the first quarter of 2019, acquired loan interest income declined $3.9 million due to lower average acquired loan balance from payoffs and paydowns.  Below is additional detail of the first quarter of 2019 changes within the acquired loan portfolio:

•

Acquired credit impaired period-end loan balances decreased by $32.9 million, and acquired non-credit impaired period-end loan balances decreased by $216.1 million, from December 31, 2018.  The yield on acquired loans was up to 6.34% from 6.25% at December 31, 2018.  The increase in the yield in the first quarter of 2019 was primarily the result of the release related to the PSC acquired loan portfolio from improved credit

performance in the fourth quarter of 2018.  The releases generally impact income recognized in future periods.   As mentioned above the average balance of acquired loans decreased by $228.5 million compared to the fourth quarter of 2018.

•

Net releases from loan pools of acquired credit impaired loans in the first quarter of 2019 resulted in a minor impairment totaling $13,000 compared to $710,000 of impairment in the fourth quarter of 2018.  In the first quarter of 2018, impairment of $163,000 was recorded.

The table below provides an analysis of the yield on our total loan portfolio, excluding loans held for sale, including both non-acquired and acquired loans (credit impaired and non-credit impaired loans).  The acquired loan yield increased from the first quarter of 2018 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2019	2018
Average balances:
Acquired loans, net of allowance for loan losses	$2,947,018	$4,007,757
Non-acquired loans	8,075,987	6,596,749
Total loans, excluding held for sale	$11,023,005	$10,604,506

Interest income:
Noncash interest income on acquired performing loans	$3,157	$9,585
Acquired loan interest income	42,926	51,957
Total acquired loans	46,083	61,542
Non-acquired loans	85,537	65,192
Total loans, excluding held for sale	$131,620	$126,734

Non-taxable equivalent yield:
Acquired loans	6.34%	6.23%
Non-acquired loans	4.30%	4.01%
Total loans, excluding held for sale	4.84%	4.85%

Compared to the balance at December 31, 2018, our non-acquired loan portfolio has increased $377.3 million, or 19.3% annualized, to $8.3 billion, driven by increases in almost all categories:  consumer real estate lending by $82.2 million, or 13.7% annualized; consumer non real estate lending by $16.5 million, or 14.9% annualized; commercial owner occupied loans by $83.8 million, or 22.4% annualized; commercial and industrial by $17.1 million, or 6.6% annualized and commercial non-owner occupied by $169.0 million, or 30.4% annualized.  The acquired loan portfolio decreased by $249.0 million to $2.8 billion in the first quarter of 2019 compared to $3.1 billion at December 31, 2018.  This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  Since March 31, 2018, the non-acquired loan portfolio has grown by $1.5 billion, or 22.9%, driven by increases in all loan categories.  Consumer real estate loans, commercial non-owner occupied real estate loans, commercial owner occupied real estate loans and commercial and industrial loans have accounted for the largest increases contributing $452.6 million, or 22.0%, $503.9 million, or 26.2%, $304.6 million, or 23.5%, and $199.7 million, or 22.9% of growth, respectively.  Since March 31, 2018, the acquired loan portfolio decreased by $1.0 billion, or 26.9% due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  Consumer real estate loans, commercial non-owner occupied real estate loans, commercial owner occupied real estate loans and commercial and industrial loans have accounted for the largest decreases in the acquired loan portfolio contributing $187.5 million, or 15.7%, $426.6 million, or 33.4%, $125.4 million, or 20.5%, and $179.3 million, or 49.9% of reduction, respectively.

Compared to the fourth quarter of 2018, non-taxable equivalent net interest income decreased $3.1 million or 10.0% annualized.  The decrease in net interest income during the first quarter of 2019 was mainly due to the increase in cost of interest-bearing liabilities of 11 basis points, the decrease in the average balance on the acquired loan portfolio of $228.5 million and the increase in the average balance on other borrowings of $179.0 million.  The cost on all categories of interest-bearing liabilities except for other borrowings increased during the first quarter of 2019 as the interest rate environment rose in 2018 with the Federal Reserve increasing the federal funds target rate 100 basis points since

December 2017.  The cost of deposits and cost of federal funds purchased and repurchase agreements increased 6 basis points and 11 basis points, respectively, during the first quarter of 2019 compared to the fourth quarter of 2018.  The decrease in the average balance on the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio causing interest income from acquired loans to decline.  The increase in the average balance on other borrowings was due to the Bank making the strategic decision to use longer term FHLB advances to fund balance sheet growth as the average balance of FHLB advances increased $183.2 million. The increase in net interest income from the increase in average balance of other borrowings was partially offset by the cost of other borrowings decreasing 121 basis points.  The decline in cost on other borrowings was due to the lower average cost of the FHLB advances added during the first quarter which brought the overall yield on other borrowings down 121 basis points. The negative effects on net interest income were partially offset by an increase in interest income on the non-acquired loan portfolio of $3.3 million due to both an increase in the average balance and yield on the non-acquired loan portfolio of $323.2 million and 9 basis points, respectively.  The non-taxable equivalent net interest margin also declined during the first quarter of 2019 compare the fourth quarter of 2018 by 6 basis points from 3.96% to 3.90%.  The decline in the net interest margin was mainly due to the increase in the cost of interest-bearing liabilities of 11 basis points to 0.89% from 0.78% for the reasons stated above.  The decline in the net interest margin due to increase in the cost of funds was partially offset by an increase in the yield on interest earning assets of 4 basis points.  The increase in yield on interest-earning asset was mainly due to the increase in yields on the acquired loan portfolio of 9 basis points and on the non-acquired loan portfolio of 9 basis points due to the rising rate environment.

Comparing the first quarter of 2019 to the same period in 2018, non-taxable equivalent net interest income decreased $5.7 million, or 4.4%, and the non-taxable equivalent net interest margin decreased to 3.90% from 4.19%.  The decrease in net interest income was due mainly to both an increase in the average cost on interest-bearing liabilities of 48 basis points and a decline in the average balance on the acquired loan portfolio of $1.1 billion.  The cost on all categories of interest-bearing liabilities increased from the first quarter in 2018 as the interest rate environment rose during 2018 with the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017.  The cost of interest-bearing deposits, the cost of federal funds purchased and repurchase agreements and the cost of other borrowings increased 45 basis points, 53 basis points and 59 basis points, respectively, during the first quarter of 2019 compared to the first quarter of 2018.  The decrease in the average balance on the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio causing interest income from acquired loans to decline.  The decrease in the net interest margin was also due to the increase in the average cost of interest-bearing liabilities of 48 basis points as stated above.  The decline in the net interest margin due to the increase in cost was partially offset by the increase in the yield on interest-earning assets of 5 basis points, including a 78 basis point increase in federal funds sold, reverse repos and other interest-bearing deposit, a 18 basis point increase on investment securities, a 11 basis point increase on the acquired loan portfolio and a 29 basis point increase on the non-acquired loan portfolio.

Our quarterly efficiency ratio increased to 63.2% in the first quarter of 2019 compared to 59.4% in the fourth quarter of 2018, but improved from 66.7% in the first quarter of 2018.  The increase in the efficiency ratio compared to the fourth quarter of 2018 was the result of both a $1.6 million, or 1.6% increase in noninterest expense and a $6.7 million, or 4.1% decline in net interest income and noninterest income.  The increase in noninterest expense from the fourth quarter of 2018 was mainly due to an increase in information services expense of $1.1 million and an increase in merger and branch consolidation related expense of $980,000.  The increase in information services expense was mainly due to credits applied to bills in the fourth quarter of 2018 that lowered expense and the increase in merger and branch consolidation related expense was due to branch consolidation expenses in the first quarter of 2019.  Net interest income declined $3.1 million which was mainly due to the increase in our cost of funds.  Noninterest income declined $3.6 million which was mainly due to a decline in fees on deposit accounts of $896,000, primarily attributable to lower NSF fees, a decline in recoveries on acquired loans of $870,000 and a decline in other noninterest expense of $1.9 million, primarily attributable to the sale of an acquired credit impaired not resulting in a gain of $1.6 million in the fourth quarter of 2018.   The main reason for the improvement in the efficiency ratio compared to the fourth quarter of 2018 was due to the decrease in noninterest expense of $15.2 million due to a decline in merger and branch consolidation related expense of $10.3 million and a reduction in salaries and employee benefits of $4.0 million.   The decrease in merger and branch consolidation related expense was related to costs in the first quarter of 2018 associated with the merger with PSC which occurred in the fourth quarter of 2017 and the decrease in salaries and benefits was attributable to the cost savings from the merger with PSC along with a one-time bonus paid to employees of $2.8 million in the first quarter of 2018.

Diluted EPS and basic EPS increased to $1.25 and $1.25, respectively for the first quarter of 2019, from the first quarter 2018 amounts of $1.15 and $1.15, respectively.  This was the result of the 4.8% increase in net income and a 3.8% decrease in outstanding common shares.  The decrease in outstanding shares from March 31, 2018 was due to the Company repurchasing 1,500,000 common shares through its stock repurchase program.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Return on average assets (annualized)	1.21%	1.19%
Return on average equity (annualized)	7.61%	7.41%
Return on average tangible equity (annualized)*	14.66%	14.69%
Dividend payout ratio **	30.29%	28.68%
Equity to assets ratio	15.42%	15.81%
Average shareholders’ equity	$2,364,299	$2,315,352

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

•

For the three months ended March 31, 2019, return on average tangible equity decreased slightly to 14.66% compared to 14.69% for the same period in 2018.  This decrease was the result of the higher percentage increase in average tangible equity of 4.6% as compared to a 4.4% increase in net income excluding amortization of intangibles.

•

For the three months ended March 31, 2019, return on average assets increased to 1.21%, compared to 1.19% for the three months ended March 31, 2018, due to a 4.8% increase in net income partially offset by the effects of a 2.7% increase in average assets.

•

Dividend payout ratio decreased to 30.29% for the three months ended March 31, 2019 compared with 28.68% for the three months ended March 31, 2018.  The increase from the comparable period in 2018 primarily reflects the increase of 10.7% in cash dividends declared per common share being higher than the 4.8% increase in net income.    The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.  The dividend payout range for shareholders has been adjusted to 30% to 35% annually, from our historical range of 25% to 30%.

•

Equity to assets ratio decreased to 15.42% for the three months ended March 31, 2019 compared with 15.81% for the three months ended March 31, 2018.  The decrease from the comparable period in 2018 primarily reflects the higher percentage increase in assets of 4.9% as compared to a 2.3% increase in equity.  The reason for the lower increase in equity was due to the Company repurchasing 1,500,000 common shares for $101.7 million since March 31, 2018.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Return on average equity (GAAP)	7.61%	7.41%
Effect to adjust for intangible assets	7.05%	7.28%
Return on average tangible equity (non-GAAP)	14.66%	14.69%

Average shareholders’ equity (GAAP)	$2,364,299	$2,315,352
Average intangible assets	(1,064,450)	(1,072,228)
Adjusted average shareholders’ equity (non-GAAP)	$1,299,849	$1,243,124

Net income (GAAP)	$44,367	$42,326
Amortization of intangibles	3,281	3,413
Tax effect	(663)	(718)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$46,985	$45,021

The return on average tangible equity is a non-GAAP financial measure. It excludes the effect of the average balance of intangible assets and adds back the after-tax amortization of intangibles to GAAP basis net income.  Management believes that this non-GAAP measure provides additional useful information, particularly since this measure is widely used by industry analysts following companies with prior merger and acquisition activities.  Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company.  Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of our results of financial condition as reported under GAAP.

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the first quarter of 2018 decreased by 30 basis points from 4.22% in the first quarter of 2018 to 3.92%.  This decrease was due to an increase in the cost of interest-bearing liabilities of 48 basis points partially offset by an increase in the yield on interest-earning assets of 5 basis points.

Non-TE net interest margin decreased by 29 basis points from the first quarter of 2018, which was the result of the cost on interest-bearing liabilities increasing by 48 basis points and the decline in average balance of the acquired loan portfolio of $1.1 billion.  The cost on all categories of interest-bearing liabilities increased from the first quarter in 2018 as the interest rate environment rose during 2018 with the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017.  The cost of interest-bearing deposits, federal funds purchased and repurchase agreements and other borrowings increased 45 basis points, 53 basis points and 59 basis points, respectively during the first quarter of 2019 compared to the same period in 2018 due mainly to the rising rate environment.  The average cost of other borrowings also increased due to the rate paid on trust preferred debt continuing to rise as it is tied to a floating rate (three month LIBOR plus a spread).  The decline in the net interest margin was also due to $1.1 billion decrease in the average balance of the acquired loan portfolio which is the highest yielding interest-earning asset category. Even though the overall yields on interest earning assets increased 5 basis points and the yields on non-acquired loans, acquired loans and investment securities all increased during the first quarter of 2019, the decline in the average balance of the higher yielding acquired loan portfolio limited the increase in the yield of average interest-earning assets during the quarter.  This decrease in the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  The negative effects on the net interest margin from the increase in the average cost of interest-bearing liabilities and the decline in the average balance of the acquired loan portfolio were partially offset by an increase in the yield on the non-acquired loan portfolio of 29 basis points, on he acquired loan portfolio of 11 basis points and on investment securities of 18 basis points.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017 which effectively increased the Prime Rate, the rate used in pricing a majority of our variable rate loans and new originated loans.  The yield on the acquired loan portfolio increased mainly due to improvements in the projected cash flows and due to the Company reevaluating loans acquired in the PSC merger and adjusting the fair value of these assets.  The yield on investment securities increased mainly due to the rising rate environment as new securities purchased during 2018 were at higher rates.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Non-TE net interest income	$123,267	$128,973
Non-TE yield on interest-earning assets	4.54%	4.49%
Non-TE rate on interest-bearing liabilities	0.89%	0.41%
Non-TE net interest margin	3.90%	4.19%
TE net interest margin	3.92%	4.22%

Non-TE net interest income decreased $5.7 million, or 4.4%, in the first quarter of 2019 compared to the same period in 2018.  Some key highlights are outlined below:

•

Higher loan interest income of $4.9 million with total non-acquired loan interest income increasing by $20.3 million due to higher average balances through organic loan growth and due to higher yields due to the rising rate environment.  The increase in loan interest income from the non-acquired loan portfolio was partially offset by a $15.4 million decline in acquired loan interest income due to the decline in average balances of the acquired loan portfolio due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

•

Higher interest expense of $11.0 million with deposit interest expense increasing $9.7 million and short and long-term borrowings interest expense increasing $1.3 million.  These increases were due to higher average balances in interest-bearing deposits of $158.4 million and in other borrowings of $76.2 million and due to higher average cost on all categories of interest-bearing liabilities due to the rising rate environment.

•

Average interest-earning assets increased $337.0 million, or 2.7% to $12.8 billion in the first quarter of 2019 compared to the same period in 2018 due to the increase in the average non-acquired loan portfolio of $1.5 billion through organic growth.  The increase within the non-acquired loan portfolio was partially offset by a decline in the acquired loan portfolio of $1.1 billion due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio

•

Non-TE yield on interest-earning assets for the first quarter of 2019 increased 5 basis points from the comparable period in 2018.  The increase in the yield on interest-earning assets was mainly a result of an increase in the yield on the non-acquired loan portfolio by 29 basis points, an increase in yield on the acquired loan portfolio of 11 basis points and an increase in yield of investment securities of 18 basis points.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017 which effectively increased the Prime Rate, the rate used in pricing a majority of our variable rate loans and new originated loans.  The yield on the acquired loan portfolio increased mainly due to improvements in the projected cash flows and due to the Company reevaluating loans acquired in the PSC merger and adjusting the fair value of these assets as well as the increase in interest rates.  The increase in the yield on the investment securities portfolio was also due to the rising rate environment as we have purchased new investment securities in this higher rate environment to replace calls and maturities.  Even though the yields on non-acquired loans increased 29 basis points, acquired loans increased 11 basis points and investment securities increased 18 basis points, the overall yield on interest earning assets increased only 5 basis points.  This was due to the decline of $1.1 billion in the average balance of the acquired loan portfolio which is the highest yielding interest-earning asset category, and therefore limited the increase in the yield of average interest-earning assets during the quarter.  The loan portfolio continues to remix with 75% of the portfolio being comprised of non-acquired loans and 25% being acquired loans.  This compares to 64% and 36%, respectively, one year ago.  The decrease in the acquired loan portfolio as a percentage of the total portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.  The percentage of the non-acquired loan portfolio of the total loan portfolio increased from December 31, 2018 with 72% being non-acquired loans and 28% being acquired loans at that time.

•

The average cost of interest-bearing liabilities for the first quarter of 2019 increased 48 basis points from the same period in 2018. The increase since the first quarter of 2018 was primarily the result of an increase in the cost of interest-bearing deposits due to the rising rate environment with the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017.  The average cost of deposits increased from 0.33% during the first quarter of 2018 to 0.79% in the same period in 2019.  Also, the average costs on federal funds purchased and repurchase agreements and on other borrowings increased 53 basis points and 59 basis points, respectively, to 1.07% and 3.66%, respectively, for the first quarter of 2019 compared to the same period in 2018.  These increases were also the result of the Federal Reserve increasing the federal funds target rate, which has increased short term borrowing rates and rates on our long term trust preferred borrowings that reprice quarterly and are tied to 3 month LIBOR.

•

The Non-TE net interest margin decreased by 29 basis points and the TE net interest margin decreased by 30 basis points in the first quarter of 2019 compared to the first quarter of 2018 mainly due to the increase in the cost of interest-bearing liabilities of 48 basis points.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2019	Total	2018	Total	2018	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$113,572	1.0%	$165,070	1.5%	$349,532	3.3%
Commercial non-owner occupied	629,394	5.6%	679,253	6.2%	783,466	7.4%
Total commercial non-owner occupied real estate	742,966	6.6%	844,323	7.7%	1,132,998	10.7%
Consumer real estate:
Consumer owner occupied	610,376	5.5%	628,813	5.7%	683,614	6.4%
Home equity loans	225,278	2.0%	242,425	2.2%	295,721	2.8%
Total consumer real estate	835,654	7.5%	871,238	7.9%	979,335	9.2%
Commercial owner occupied real estate	400,658	3.6%	421,841	3.8%	498,541	4.7%
Commercial and industrial	173,840	1.6%	212,537	1.9%	344,171	3.2%
Other income producing property	120,696	1.1%	133,110	1.2%	186,091	1.7%
Consumer non real estate	104,923	0.9%	111,777	1.0%	133,802	1.3%
Other	-	-%	-	-%	-	-%
Total acquired non-credit impaired loans	2,378,737	21.3%	2,594,826	23.5%	3,274,938	30.8%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	22,380	0.2%	30,893	0.3%	44,255	0.4%
Commercial non-owner occupied	84,639	0.8%	82,183	0.7%	99,345	0.9%
Total commercial non-owner occupied real estate	107,019	1.0%	113,076	1.0%	143,600	1.3%
Consumer real estate:
Consumer owner occupied	115,809	1.0%	119,288	1.1%	152,181	1.4%
Home equity loans	58,054	0.5%	59,978	0.5%	65,492	0.6%
Total consumer real estate	173,863	1.5%	179,266	1.6%	217,673	2.0%
Commercial owner occupied real estate	84,644	0.8%	95,861	0.9%	112,134	1.1%
Commercial and industrial	5,809	0.1%	8,230	0.1%	14,752	0.1%
Other income producing property	45,246	0.4%	50,808	0.5%	64,833	0.6%
Consumer non real estate	40,191	0.4%	42,482	0.4%	48,366	0.5%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	456,772	4.2%	489,723	4.5%	601,358	5.6%
Total acquired loans	2,835,509	25.5%	3,084,549	28.0%	3,876,296	36.4%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	810,551	7.2%	841,445	7.6%	871,141	8.2%
Commercial non-owner occupied	1,615,416	14.5%	1,415,551	12.8%	1,050,924	9.9%
Total commercial non-owner occupied real estate	2,425,967	21.7%	2,256,996	20.4%	1,922,065	18.1%
Consumer real estate:
Consumer owner occupied	2,005,314	18.0%	1,936,265	17.6%	1,612,501	15.2%
Home equity loans	508,326	4.6%	495,148	4.5%	448,582	4.2%
Total consumer real estate	2,513,640	22.6%	2,431,413	22.1%	2,061,083	19.4%
Commercial owner occupied real estate	1,601,360	14.4%	1,517,551	13.8%	1,296,738	12.1%
Commercial and industrial	1,072,070	9.6%	1,054,952	9.6%	872,363	8.2%
Other income producing property	214,235	1.9%	214,353	1.9%	198,684	1.9%
Consumer non real estate	465,117	4.2%	448,664	4.1%	390,784	3.7%
Other	18,224	0.1%	9,357	0.1%	20,795	0.2%
Total non-acquired loans	8,310,613	74.5%	7,933,286	72.0%	6,762,512	63.6%
Total loans (net of unearned income)	$11,146,122	100.0%	$11,017,835	100.0%	$10,638,808	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $507.3 million, or 4.8%, to $11.1 billion at March 31, 2019 as compared to the same period in 2018.  Non-acquired loans or legacy loans increased by $1.5 billion, or 22.9%, from March 31, 2018 to March 31, 2019 through organic loan growth.  Acquired non-credit impaired loans decreased by $896.2 million, or 27.4% and acquired credit impaired loans decreased by $144.6 million, or 24.0% as compared to the same period in 2018.  The overall decrease in acquired loans was the result of principal payments, charge-offs, foreclosures and renewals of acquired loans.  Acquired loans as a percentage of total loans decreased to 25.5% at March 31, 2019 compared to 36.4% at March 31, 2018. As of March 31, 2019, non-acquired loans as a percentage of the overall portfolio were 74.5% compared to 63.6% at March 31, 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Average total loans	$11,023,005	$10,604,506
Interest income on total loans	131,620	126,734
Non-TE yield	4.84%	4.85%

Interest earned on loans increased $4.9 million in the first quarter of 2019 compared to the first quarter of 2018.  Some key highlights for the quarter ended March 31, 2019 are outlined below:

•

Our non-TE yield on total loans decreased one basis point in the first quarter of 2019 compared to the same period in 2018 and average total loans increased $418.5 million or 3.9%, in the first quarter of 2019, as compared to the same period in 2018. The increase in average total loans was the result of 22.4% growth in the average non-acquired loan portfolio, offset by a 26.5% decline in the average acquired loan portfolio during period.  The growth in the non-acquired loan portfolio was due to normal organic growth while the decline in the acquired loan portfolio was due principal payments, charge-offs, foreclosures and renewals of acquired loans. The yield on the non-acquired loan portfolio increased from 4.01% in the first quarter of 2018 to 4.30% in the same period in 2019 and the yield on the acquired loan portfolio increased from 6.23% in the first quarter of 2018 to 6.34% in the same period in 2019.  The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017 which effectively increased the Prime Rate, the rate used in pricing a majority of our variable rate loans and new originated loans. The yield on the acquired loan portfolio increased mainly due to improvements in the projected cash flows and due to the Company reevaluating loans acquired in the PSC merger and adjusting the fair value of these assets as well as the increase in interest rates.  Even though the yields on non-acquired loans increased 29 basis points and acquired loans increased 11 basis points, the overall yield on the loan portfolio decreased 1 basis point.  This was due to the decline of $1.1 billion in the average balance of the acquired loan portfolio which earns a higher yield than on the non-acquired loan portfolio.  For the three months ended March 31, 2019, the non-acquired loan portfolio yield was 4.30% while the yield on the acquired loan portfolio was 6.34%.  Therefore, the reduction in the average balance of the higher yielding acquired loan portfolio caused the overall yield on loans to decline.

The balance of mortgage loans held for sale increased $10.4 million from December 31, 2018 to $33.3 million at March 31, 2019, and decreased $9.4 million from a balance of $42.7 million at March 31, 2018.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2019, investment securities totaled $1.5 billion, compared to $1.5 billion and $1.7 billion at December 31, 2018 and March 31, 2018, respectively.    Our investment portfolio decreased $35.8 million from December 31, 2018 and $158.7 million from March 31, 2018.  Related to the decline in investment securities from December 31, 2018, we had maturities, calls and paydowns of investment securities totaling $55.2 million and sales totaling $134.5 million which were partially offset by purchases of $137.8 million as well as the unrealized loss in the investment portfolio declining by $17.3 million during the three months ended March 31, 2019.  We completed a restructuring of the investment portfolio in the first quarter of 2019 where we sold some lower yielding securities (mostly mortgage-backed securities) at a loss and reinvested the funds in higher yielding securities that also mostly consisted of mortgage-backed securities.  The losses on the sales of securities of approximately $3.0 million in this restructuring were offset by a gain of $3.5 million that we recorded on the sale of VISA Class B shares  Related to the decline in investment securities from March 31, 2018, we had maturities, calls and paydowns of investment securities totaling $223.9 million and sales totaling $216.2 million which were partially offset by purchases of $250.4 million as well as the unrealized loss in the investment portfolio declining by $22.7 million.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Average investment securities	$1,515,068	$1,666,199
Interest income on investment securities	10,093	10,347
Non-TE yield	2.70%	2.52%

Interest earned on investment securities was lower in the first quarter of 2019 compared to the first quarter of 2018, as result of a lower average balance as the maturities, calls, paydowns and sales of investment securities outpaced the purchases since March 31, 2018.  The decline in interest earned on investment securities from the lower average balance was partially offset by an increase in yield on securities which was mainly due to the purchasing of securities in a rising rate environment over the past 12 months.

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2019
Government-sponsored entities debt	$65,567	$65,704	$137	$65,567	$—	$—	$—
State and municipal obligations	190,302	193,418	3,116	187,284	—	—	3,018
Mortgage-backed securities *	1,216,669	1,207,127	(9,542)	—	—	—	1,216,669
	$1,472,538	$1,466,249	$(6,289)	$252,851	$—	$—	$1,219,687

* - Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing government-sponsored enterprise (“GSE”) as to the timely payments of principal and interest.   Except for Government National Mortgage Association securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty.  While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.”  Most market participants consider agency MBS as carrying an implied Aaa rating (S&P rating of AA+) because of the guarantees of timely payments and selection criteria of mortgages backing the securities.  We do not own any private label mortgage-backed securities.

At March 31, 2019, we had 269 securities available for sale in an unrealized loss position, which totaled $11.9 million.  At December 31, 2018, we had 384 securities available for sale in an unrealized loss position, which totaled $26.0 million.  At March 31, 2018, we had 380 securities available for sale in an unrealized loss position, which totaled $31.5 million.

As of March 31, 2019 as compared to December 31, 2018 and March 31, 2018, the total number of available for sale securities with an unrealized loss position decreased by 115 and 111 securities, respectively, while the total dollar amount of the unrealized loss decreased by $14.1 million and $19.6 million, respectively.  This decrease in number and the amount of the unrealized loss was mainly due to the restructuring of the investment portfolio completed in the first quarter of 2019 where we sold many of the securities that were in a loss position.

All debt securities available for sale in an unrealized loss position as of March 31, 2019 continue to perform as scheduled.  We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery.  We continue to monitor all of our securities with a high degree of scrutiny.  There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods.  Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in FHLB stock with no readily determinable market value.  Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.  As of March 31, 2019, we determined that there was no impairment on its other investment securities.  As of March 31, 2019, other investment securities represented approximately $40.6 million, or 0.26% of total assets and primarily consists of FHLB stock which totals $34.5 million, or 0.22% of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings.  Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Average interest-bearing liabilities	$9,168,474	$8,993,535
Interest expense	20,123	9,075
Average rate	0.89%	0.41%

The average balance of interest-bearing liabilities increased $174.9 million in the first quarter of 2019 compared to the same period in 2018 due to increases in interest-bearing deposits of $158.4 million and in other borrowings of $76.2 million.  The increase in average interest-bearing deposits is due to our continued focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $143.2 million during the first quarter of 2019 compared to the same period in 2018.  These funds are normally lower cost funds. The increase in other borrowings was due to the Company executing two 90-day FHLB Advances of $350.0 million and $150.0 million in March 2019, each with a cash flow hedge.  These advances with these hedges are effectively locking in four and five years funding, respectively, at 2.44% and 2.21%.  We paid off a $150.0 million FHLB advance in March 2019 that was executed in the fourth quarter of 2018.  The increase in interest expense of $11.0 million in the first quarter of 2019 compared to the same period in 2018 was driven by higher deposit interest expense of $9.7 million and by higher short and long-term borrowings interest expense of $1.3 million.  These increases were due to higher average balances in interest-bearing deposits of $158.4 million and in other borrowings of $76.2 million and due to higher average cost on all categories of interest-bearing liabilities due to the rising rate environment as the Federal Reserve has increased the federal funds target rate 100 basis points since December 2017.  Overall, this resulted in a 48 basis point increase in the average rate on all interest-bearing liabilities from the three months ended March 31, 2018.  Some key highlights are outlined below:

•	Average interest-bearing deposits for the three months ended March 31, 2019 increased 0.6% from the same period in 2018.
•

Interest-bearing deposits increased $156.8 million to $8.7 billion at March 31, 2019 from the period end balance at March 31, 2018 of $8.5 billion.  The increase from March 31, 2018 was mainly driven by an increase in money market accounts of $257.3 million partially offset by a decline in savings of $89.5 million and in certificate of deposits of $7.6 million.  We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin.

•

Average transaction and money market accounts balances increased $207.4 million, or 4.0% to $5.4 billion from the average balance in the first quarter of 2018.  Interest expense on transaction and money market accounts increased $6.4 million as a result of a 48 basis point increase in the average cost of funds to 70 basis points for the three months ended March 31, 2019 as compared to the same period in 2018.  The increase in the cost of funds on the transaction and money market account is due to both the rising rate environment during 2018 and the competitive marketplace for deposits at this time.

•

Average savings account balances decreased 4.4%, or $64.2 million to $1.4 billion from the average balance in the first quarter of 2018.  Even with the decline in average balance, interest expense on savings accounts increased $582,000 as a result of an 18 basis point increase in the average rate to 37 basis points for the three months ended March 31, 2019 as compared to the same period in 2018.  The increase in the cost of funds on savings accounts is due to both the rising rate environment during 2018 and the competitive marketplace for deposits at this time.

•

The average rate on certificates of deposit and other time deposits for the three months ended March 31, 2019 increased 61 basis points to 138 basis points from the comparable period in 2018.  Average balances on certificates of deposits and other time deposits for the three months ended March 31, 2019 increased $15.1 million from the comparable period in 2018. The increase in the cost of funds on certificate of deposit is due to both the rising rate environment during 2018 and the competitive marketplace for deposits at this time.

•

In the first quarter of 2019, average other borrowings increased $76.2 million compared to the first quarter of 2018. The average rate on other borrowings experienced a 59 basis point increase to 3.66% for the three months ended March 31, 2019 compared to 3.07% for the same period in 2018.  The increase in average balance was the result of the Company executing $500.0 million in longer term FHLB advances in March 2019 to provide funding for growth in the investment and loan portfolios in 2019.  We use cash flow hedges to lock in the funding costs of these advances, we believe this will provide lower funding costs than trying to increase deposits in our competitive markets.    The increase in the average cost is due to increased rates on our long term trust preferred borrowings which reprice quarterly and are tied to 3 month LIBOR as interest rates have risen 100 basis points since December 2017.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $66.5 million, or 2.2%, to $3.1 billion in the first quarter of 2019 compared to $3.0 billion during the same period in 2018.   At March 31, 2019, the period end balance of noninterest-bearing deposits was $3.2 billion, exceeding the March 31, 2018 balance by $99.0 million.  We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs.  Our overall cost of funds including noninterest-bearing deposits was 0.67% for the three months ended March 31, 2019 compared to 0.31% for the three months ended March 31, 2018.

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

In determining the acquisition date fair value of acquired credit impaired loans, and in subsequent accounting, we generally aggregate purchased loans into pools of loans with common risk characteristics.  Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively.  Decreases in expected cash flows after the acquisition date are recognized by recording an ALLL.  Evidence of credit quality deterioration for the loan pools may include information such as increased past‑due and nonaccrual levels and migration in the pools to lower loan grades.  For further discussion of our ALLL on acquired loans, see Note 5—Loans and Allowance for Loan Losses.

During the first quarter of 2019, the valuation allowance on acquired credit impaired loans decreased by $90,000. This was the result of impairments of $13,000 which were recorded through the provision for loan losses, being offset by removals of $103,000 from loans being paid off, fully charged off or transferred to OREO.  During the first quarter of 2018, we recorded impairments totaling $163,000, offset by loan removals of $706,000.  Impairments are recognized immediately and releases are generally spread over time.

Net charge offs related to “acquired non-credit impaired loans” were $168,000, or 0.03% annualized, in the first quarter of 2019; and we recorded a provision for loan losses, accordingly. This compares to a net charge off of $169,000 in the first quarter of 2018.  The charge off level within the acquired non-credit impaired portfolio remains as expected.

The following table presents a summary of the changes in the ALLL for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019				2018
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$51,194	$—	$4,604	$55,798	$43,448	$—	$4,627	$48,075
Loans charged-off	(1,245)	(374)	—	(1,619)	(1,169)	(334)	—	(1,503)
Recoveries of loans previously charged off	752	206	—	958	802	165	—	967
Net charge-offs	(493)	(168)	—	(661)	(367)	(169)	—	(536)
Provision for loan losses	1,307	168	13	1,488	2,122	169	163	2,454
Reductions due to loan removals	—	—	(103)	(103)	—	—	(706)	(706)
Balance at end of period	$52,008	$—	$4,514	$56,522	$45,203	$—	$4,084	$49,287

Total non-acquired loans:
At period end	$8,310,613				$6,762,512
Average	8,075,987				6,596,749
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.02%				0.02%
Allowance for loan losses as a percentage of period end non-acquired loans	0.63%				0.67%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	326.89%				315.95%

The ALLL as a percent of non-acquired loans continues to reflect our solid and stable credit quality over the last year. Although total nonperforming loans increased by $1.6 million in the first quarter of 2019, compared to the same quarter in 2018, total non-acquired nonperforming loans as a percentage of total non-acquired loans declined 2 basis points.  Bankruptcies and foreclosures also declined by $2.0 million and as a percentage of total non-acquired loans in the first quarter of 2019, compared to the same quarter in 2018.  Nonperforming loans increased slightly by $925,000 in the first quarter of 2019, but remained consistent as a percentage of total non-acquired loans when compared to the fourth quarter of 2018.  Bankruptcies and foreclosures declined by one basis point as a percentage of total non-acquired loans, when compared to the fourth quarter of 2018. The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 315.95% at March 31, 2018 to 326.89% at March 31, 2019, and declined from 340.88% at December 31, 2018. Overall net charge offs for the quarter on non-acquired loans was 2 basis points annualized, or $493,000, compared to 2 basis points annualized, or $367,000, a year ago, and 6 basis points, or $1.1 million in the fourth quarter of 2018.  Net charge-offs related to the non-acquired loan portfolio were primarily from overdraft and ready reserve accounts over the past several quarters. During the first quarter of 2019, net charge-offs related to the non-acquired loan portfolio excluding overdraft and ready reserve accounts was in a net recovery position of $235,000.

We increased the ALLL compared to the first quarter of 2018, as well as compared to the fourth quarter of 2018, due primarily to loan growth and increased risk and uncertainty in new and expanded markets from our mergers in 2017.  From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio.  We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL.  We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates.  All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio.  Overall, the general reserve increased by $6.9 million compared to the balance at March 31, 2018, and $842,000 compared to the balance at December 31, 2018.

On a specific reserve basis, the ALLL decreased $29,000 from December 31, 2018 to $1.6 million, with loan balances being evaluated for specific reserves decreasing $745,000 during the first quarter of 2019, to $56.3 million.  Specific reserves decreased $113,000 from $1.7 million at March 31, 2018 with the loan balances being evaluated for specific reserves decreasing $10.4 million from $66.7 million at March 31, 2018. The decrease in loans being evaluated for specific reserves during the first quarter of 2019 compared to both the same period in 2018, as well as the previous quarter, is primarily due to the maturity or roll off of builder loans for which greater scrutiny was provided. These builder loans for which greater scrutiny was provided were all performing under their contractual terms.

During the three months ended March 31, 2019, qualitative factors declined by 1 basis point, which is reflective of stability in the unemployment rates and economy as a whole within the markets that we serve.  We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 30,	September 30,	June 30,	March 31,
(Dollars in thousands)	2019	2018	2018	2018	2018
Non-acquired:
Nonaccrual loans	$14,584	$14,179	$14,214	$13,858	$13,327
Accruing loans past due 90 days or more	496	191	36	110	198
Restructured loans - nonaccrual	830	648	1,065	902	782
Total nonperforming loans	15,910	15,018	15,315	14,870	14,307
Other real estate owned (2)	3,918	3,902	3,154	8,042	2,363
Other nonperforming assets (3)	152	135	75	137	—
Total non-acquired nonperforming assets	19,980	19,055	18,544	23,049	16,670
Acquired non-credit impaired:
Nonaccrual loans	14,294	13,489	10,798	9,373	8,076
Accruing loans past due 90 days or more	264	162	2	217	157
Total acquired nonperforming loans (1)	14,558	13,651	10,800	9,590	8,233
Acquired OREO and other nonperforming assets:
Acquired OREO (2)	7,379	7,508	8,965	9,180	8,710
Other acquired nonperforming assets (3)	403	247	337	347	429
Total acquired OREO and other nonperforming assets	7,782	7,755	9,302	9,527	9,139
Total nonperforming assets	$42,320	$40,461	$38,646	$42,166	$34,042

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.24%	0.24%	0.24%	0.32%	0.25%
Total NPAs as a percentage of total assets (5)	0.13%	0.13%	0.13%	0.16%	0.11%
Total NPLs as a percentage of total loans (4)	0.19%	0.19%	0.20%	0.21%	0.21%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.38%	0.37%	0.35%	0.39%	0.32%
Total NPAs as a percentage of total assets	0.27%	0.28%	0.27%	0.29%	0.23%
Total NPLs as a percentage of total loans (4)	0.27%	0.26%	0.24%	0.23%	0.21%

(1)

Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $15.9 million, $16.8 million, $17.9 million,  $19.0 million, and $20.1 million as of March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, respectively, including the valuation discount.  Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of our application of the accretion method, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2018).

(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Nonperforming non-acquired loans, including restructured loans, were $15.9 million, or 0.19% of non-acquired loans, at March 31, 2019, an increase of $1.6 million, or 11.2%, from March 31, 2018. The increase in nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $2.6 million, restructured loan nonaccruals of $48,000 and past due 90 day loans still accruing of $298,000, offset by a decline in commercial nonaccrual loans of $1.4 million. Nonperforming non-acquired loans overall, including restructured loans, increased by $892,000 during the first quarter of 2019 from the level at December 31, 2018. This increase was primarily driven by an increase in consumer nonaccrual loans of $919,000, restructured nonaccrual loans of $182,000 and past due 90 day loans still accruing of $305,000, offset by a decline in commercial nonaccrual loans of $514,000.  Non-acquired nonperforming loans still remain at historically low levels at March 31, 2019.

Nonperforming acquired non-credit impaired loans were $14.6 million at March 31, 2019, an increase of $6.3 million, or 76.8%, from March 31, 2018. The increase in nonperforming loans was driven by an increase in consumer nonaccrual loans of $3.1 million, in commercial nonaccrual loans of $3.1 million and by an increase in past due 90 day loans still accruing of $108,000.    As a percentage of the acquired non-credit impaired loan portfolio, nonperforming loans increased by 36 basis points to 0.61% from 0.25% at December 31, 2018.  The increase was mainly due to approximately $4.3 million in additions from the PSC loan portfolio acquired in the fourth quarter of 2017.  Nonperforming acquired non-credit impaired loans increased by $907,000 during the first quarter of 2019 from $13.7 million at December 31, 2018. The increase in nonperforming loans was driven by an increase in consumer nonaccrual loans of $163,000, in commercial nonaccrual loans of $641,000 and by an increase in past due 90 day loans still accruing of $102,000.  As a percentage of the acquired non-credit impaired loan portfolio, nonperforming loans increased by 8 basis points to 0.61% from 0.53% at December 31, 2018.

At March 31, 2019, OREO totaled $11.3 million which included $3.9 million in non-acquired OREO and $7.4 million in acquired OREO. Total OREO remained flat from December 31, 2018 and declined by only $113,000 from $11.4 million. At March 31, 2019, non-acquired OREO consisted of 20 properties with an average value of $196,000. This compared to 21 properties with an average value of $186,000 at December 31, 2018.  At March 31, 2019, acquired OREO consisted of 54 properties with an average value of $137,000. This compared to 54 properties with an average value of $139,000 at December 31, 2018.  In the first quarter of 2019, we added four properties with an aggregate value of $421,000 into non-acquired OREO, and we sold five properties with a basis of $398,000. We added seven properties with an aggregate value of $582,000 into acquired OREO, and we sold seven properties with a basis of $620,000 in the first quarter of 2019.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $8.0 million, or 0.10% of total non-acquired loans outstanding, at March 31, 2019, compared to $5.8 million, or 0.07% of total non-acquired loans outstanding, at December 31, 2018, and compared to $5.9 million, or 0.09% of total non-acquired loans outstanding, at March 31, 2018.  Potential problem loans related to acquired non-credit impaired loans totaled $4.2 million, or 0.18% of total acquired non-credit impaired loans, at March 31, 2019, compared to $5.3 million, or 0.22% of total acquired non-credit impaired loans outstanding, at December 31, 2018, and compared to $8.3 million, or 0.25% of total acquired non-credit impaired loans outstanding, at March 31, 2018.  All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Fees on deposit accounts	$17,808	$22,543
Mortgage banking income	2,385	4,948
Trust and investment services income	7,269	7,514
Securities gains, net	541	—
Recoveries on acquired loans	1,867	2,975
Other	2,188	2,575
Total noninterest income	$32,058	$40,555

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income decreased by $8.5 million, or 21.0%, during the first quarter of 2019 compared to the same period in 2018.  The quarterly decrease in total noninterest income primarily resulted from the following:

•

Fees on deposit accounts decreased $4.7 million, or 21.0%, which resulted primarily from lower bankcard service income of $5.1 million due to the cap on fees charged related to the Durbin amendment that became effective as of July 1, 2018 (The Durbin amendment is a provision of federal law that requires the Federal Reserve to limit fees charged to retailers for debit card processing);

•

Mortgage banking income decreased by $2.6 million, or 51.8%, which was a result of lower income from the secondary market of $565,000 due to lower activity and sales volume and by a decrease of $2.0 million in income from mortgage servicing rights, net of the hedge which was mainly the result of an decrease in the fair value due to the decline in interest rates;
•

Securities gains, net of $541,000 during the first quarter of 2019.  The securities gains were a result of the Company selling VISA Class B shares at a gain of $3.5 million partially offset by realized losses of $3.0 million on lower yielding securities that were sold during the quarter; and

•	Recoveries on acquired loans declined $1.1 million, or 37.2%;

Reclassification of Interchange network costs

ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions.  Previously, such network costs were reported as a component of noninterest expense as Bankcard Expense.  For the three months ended March 31, 2019, gross interchange and debit card transaction fees totaled $5.5 million while related network costs totaled $2.9 million.  On a net basis we reported $2.6 million as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income for the three months ended March 31, 2019.  We also made this reclassification for the comparable period in 2018.  For the three months ended March 31, 2018, gross interchange and debit card transaction fees totaled $10.6 million while related network costs totaled $3.0 million.  On a net basis we reported $7.6 million as net interchange and debit card transactions fees as noninterest income for the three months ended March 31, 2018.  (See Bankcard Services Income section below for discussion on the decline in gross interchange fees during the first quarter of 2019)

Bankcard Services Income

We exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017.  Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1, 2018 by way of the Durbin amendment, the Bank was limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange began reducing our revenues in the third quarter of 2018. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”.  In the three months ended March 31, 2019, we earned approximately $5.5 million in interchange transaction fees for debit cards. We estimate that bankcard service income was reduced by approximately $5.3 million during the first quarter of 2019 compared the first quarter of 2018 due to the Durbin amendment, which became effective with respect to us on July 1, 2018.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Salaries and employee benefits	$58,431	$62,465
Net occupancy expense	7,199	8,166
Information services expense	9,009	9,738
Furniture and equipment expense	4,413	4,626
OREO expense and loan related	751	1,661
Amortization of intangibles	3,281	3,413
Supplies, printing and postage expense	1,504	1,392
Professional fees	2,240	1,699
FDIC assessment and other regulatory charges	1,535	1,263
Advertising and marketing	807	736
Merger and branch consolidation related expense	1,114	11,296
Other	7,955	7,008
Total noninterest expense	$98,239	$113,463

Noninterest expense decreased by $15.2 million, or 13.4%, in the first quarter of 2019 as compared to the same period in 2018. The quarterly decrease in total noninterest expense primarily resulted from the following:

•

Salaries and employee benefits expense decreased by $4.0 million, or 6.5%, in 2019 compared to the same period in 2018.  This decrease was attributable to the cost savings from the merger with PSC.  The number of full time equivalent employees decreased by 111, or 4.1%, from March 31, 2018 to March 31, 2019.  The decrease was also attributable to the payment of a one-time bonus to employees in the first quarter of 2018 of $2.8 million;

•

A decrease in merger and branch consolidation related expense of $10.2 million, or 90.1%, compared to the first quarter of 2018.  This decrease in costs was related to costs in the first quarter of 2018 associated with the merger with PSC which occurred in the fourth quarter of 2017;

•

Information services expense was down by $729,000, or 7.5%, in 2019 as compared to the same period in 2018.  This decrease was related to the cost savings related to the merger with PSC.  The number of branches decreased by 11 or 6.1%, from 179 at March 31, 2018 to 168 at March 31, 2019.  The number of full time equivalent employees also declined by 111 or 4.1% from March 31, 2018 to March 31, 2019;

•

Net occupancy expense and furniture and equipment expense decreased by $1.2 million, or 9.2% in 2019 as compared to the same period in 2018.  This decrease was related to the cost savings related to the merger with PSC.  The number of branches decreased by 11 or 6.1%, from 179 at March 31, 2018 to 168 at March 31, 2019.  The number of full time equivalent employees also declined by 111 or 4.1% from March 31, 2018 to March 31, 2019;

•

OREO and loan related expense decreased by $910,000 or 54.8%, in 2019 as compared to the same period in 2018.  This decrease was due to lower OREO expense including OREO gains and losses in the first quarter of 2019 compared to the same period in 2018.  There was more activity around OREO in the first quarter of 2018 including nine more OREO property sales and five more property additions than in the first quarter of 2019; partially offset by

•

Other noninterest expense increased $947,000, or 13.5%, in 2019 as compared to the same period in 2018.  This increase was mainly due to a $549,000 increase in loan origination and maintenance expenses and a $604,000 increase in the amortization of tax credit partnership investments due to the addition of five new investments since March 31, 2018;

See in Note 2 – Summary of Significant Accounting Policies and in the Noninterest Income section above a discussion on the reclassification of our interchange network costs to net against interchange network fees included in Fees of Deposit Accounts in Noninterest income.

Income Tax Expense

During the first quarter of 2019, our effective income tax rate declined to 20.20% from 20.49% in the fourth quarter of 2018 and from 21.05% in the first quarter of 2018.  The primary factor in the lower effective tax rate compared to the fourth quarter of 2018 was due to a reduction in pre-tax book income, while the reduction in the rate compared to the first quarter of 2018 was due primarily to an increase in federal tax credits available, partially offset by an increase in pre-tax book income.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends.  As of March 31, 2019, shareholders’ equity was $2.4 billion, an increase of $10.2 million, or 0.4%, from December 31, 2018, and an increase of $53.9 million, or 2.3%, from $2.3 billion at March 31, 2018.  The change from year-end was attributable to net income of $44.4 million and a decline in the accumulated other comprehensive loss of $11.5 million, which was partially offset by the common stock dividend paid of $13.4 million and a reduction in capital of $33.3 million from the repurchase of 500,000 shares of common stock through our stock buyback plan in the first quarter of 2019.  At March 31, 2019, we had accumulated other comprehensive loss of $13.4 million compared to an accumulated other comprehensive loss of $24.9 million at December 31, 2018.  This change was mainly attributable to the decrease of $13.5 million, net of tax, in the unrealized loss position in the available for sale securities portfolio during the first quarter of 2019 due to the decline in interest rates towards the end of the first quarter of 2019.  The increase in shareholders’ equity from March 31, 2018 was primarily attributable to net income of $180.9 million and a decline in the accumulated other comprehensive loss of $17.0 million, which was partially offset by dividends paid to common shareholders of $51.9 million and a reduction in capital of $101.7 million from the repurchase of common stock through our stock buyback plan.  Our common equity-to-assets ratio was 15.42% at March 31, 2019, down from 16.12% at December 31, 2018 and 15.81% at March 31, 2018. The decrease from December 31, 2018 is due to the percentage increase in equity of 0.4% being less than the percentage increase in total assets of 5.0%.  This was mainly due to the reduction in equity during the first quarter of 2019 from our repurchase of 500,000 shares of common stock at a cost of $33.3 million.

In March 2017, our board of directors approved and reset the number of shares available to be repurchased under the 2004 Stock Repurchase Program to 1,000,000 of which all the shares were repurchased in the third and fourth quarters of 2018. On January 25, 2019, our board of directors approved a new program to repurchase up to 1,000,000 of our common stock (“2019 Stock repurchase Program”). Starting in late January of 2019, we began repurchasing our common stock in open market transactions again. We made this determination after considering the liquidity needs and capital resources as well as the estimated current value of our net assets. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.  We repurchased 500,000 shares at an average price of $66.53 a share for a total of $33.3 million in common stock since the reset of the number of shares available in January 2019. We may repurchase up to an additional 500,000 shares of common stock under the 2019 Stock Repurchase Program. We are not obligated to repurchase any additional shares under the 2019 Stock Repurchase Program, and any repurchases under the 2019 Stock Repurchase Program after December 23, 2019 would require additional Federal Reserve approval.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, in July 2013, the Federal Reserve announced its approval of a final rule to implement the regulatory capital reforms developed by the Basel Committee on Banking Supervision, otherwise referred to as Basel III, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Basel III became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules.

The Basel III capital rules framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. As applied to the Company and the Bank, the rules include a minimum ratio of CET1 to risk-weighted assets of 4.5%. The rules also require a ratio of Tier 1 capital to risk-weighted assets of 6%.  Our minimum required leverage ratio under Basel III is 4% (the rules eliminated a previous exemption that permitted a minimum leverage ratio of 3% for certain institutions). Our minimum required total capital to risk-weighted assets ratio remains at 8% under Basel III.

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of CET1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer was phased in over a four year period at 0.625% per annual, beginning January 1, 2016.  The capital conservation buffer became fully effective on January 1, 2019, and now consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

In terms of quality of capital, the rule emphasizes CET1 capital and implements strict eligibility criteria for regulatory capital instruments. When implemented, the Basel III rules also changed the methodology for calculating risk-weighted assets to enhance risk sensitivity.

Under the Basel III rules, accumulated other comprehensive income (“AOCI”) is presumptively included in CET1 capital and can operate to reduce this category of capital. When implemented, the final rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, which election the Bank and the Company have made.  As a result, the Company and the Bank retain the pre-existing treatment for AOCI.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2019	2018	2018
South State Corporation:
Common equity Tier 1 risk-based capital	11.86%	12.05%	11.85%
Tier 1 risk-based capital	12.85%	13.05%	12.86%
Total risk-based capital	13.35%	13.56%	13.32%
Tier 1 leverage	10.52%	10.65%	10.50%

South State Bank:
Common equity Tier 1 risk-based capital	12.67%	12.87%	12.67%
Tier 1 risk-based capital	12.67%	12.87%	12.67%
Total risk-based capital	13.17%	13.38%	13.12%
Tier 1 leverage	10.37%	10.51%	10.35%

The Tier 1 leverage ratio decreased compared to December 31, 2018 due to the increase in our average assets outpacing the increase in our equity.  The CET1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all decreased compared to December 31, 2018 due to our risk-based assets increase outpacing the increase in our equity.  The main reason for the lower increase in equity was due our repurchase of500,000 shares of common stock at a cost of $33.3 million through our stock buyback plan in the first quarter of 2019.  The main drivers for the increase in both average and risk-weighted assets was due to loan growth, growth in interest-bearing deposits and in premises equipment from the recording of right of use asset related to the new lease standard.  Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.5 billion, or approximately 22.9%, compared to the balance at March 31, 2018, and by $377.3 million, or 19.3% annualized, compared to the balance at December 31, 2018.  The acquired loan portfolio decreased by $1.0 billion, or 26.9%, from the balance at March 31, 2018 and by

$249.0 million, or 32.8%, annualized, from the balance at December 31, 2018 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio decreased $35.8 million, or 9.4%, annualized, compared to the balance at December 31, 2018, and decreased by $158.7 million, or 9.5% compared to the balance at March 31, 2018.  Related to the decline in investment securities from December 31, 2018, we had maturities, calls and paydowns of investment securities totaling $55.2 million and sales totaling $134.5 million which were partially offset by purchases of $137.8 million as well as the unrealized loss in the investment portfolio declining by $17.3 million during the three months ended March 31, 2019.  We completed a restructuring of the investment portfolio in the first quarter of 2019 where we sold certain lower yielding securities (mostly mortgage-backed securities) at a loss and reinvested the funds in higher yielding securities which also mostly consisted of mortgage-backed securities.  The losses on the sales of securities of approximately $3.0 million taken in this restructuring were offset by a gain of $3.5 million that we recorded on the sale of VISA Class B shares.  Related to the decline in investment securities from March 31, 2018, we had maturities, calls and paydowns of investment securities totaling $223.9 million and sales totaling $216.2 million which were partially offset by purchases of $250.4 million as well as the unrealized loss in the investment portfolio declining by $22.7 million.   Total cash and cash equivalents were $949.6 million at March 31, 2019 as compared to $409.0 million at December 31, 2018 and $644.5 million at March 31, 2018.  We borrowed an additional $350.0 million in FHLB advances in the first quarter of 2019 which improved liquidity.

At March 31, 2019, December 31, 2018 and March 31, 2018, we had $7.6 million, $7.6 million and $35.0 million, respectively, in traditional, out-of-market brokered deposits and $60.1 million, $72.2 million, and $101.0 million, respectively, of reciprocal brokered deposits.  Total deposits were $11.9 billion at March 31, 2019, up $272.0 million or 9.5% annualized from $11.6 billion at December 31, 2018 and up $255.9 million or 2.2%, from $11.7 billion at March 31, 2018.  Our deposit growth since December 31, 2018 included an increase in demand deposit accounts of $158.1 million, in savings and money market accounts of $124.2 million and in interest-bearing transaction accounts of $5.4 million partially offset by a decline in certificates of deposit of $15.7 million.  Other borrowings increased $350.2 million and $400.7 million, respectively, from December 31, 2018 and March 31, 2018 to $616.2 million.  Other borrowings at March 31, 2019 included $500.1 million in FHLB advances compared to $150.1 million at December 31, 2018 and $100.1 million at March 31, 2018.  We had approximately $115 million in junior subordinated debt at March 31, 2019, December 31, 2018 and March 31, 2018.  During the first quarter of 2019, we paid-off early the FHLB advance of $150.0 million that was outstanding at December 31, 2018 that would have matured in December 2019.  We then borrowed $500 million in March 2019 in 90-day fixed rate FHLB advances for which at this time we plan to continuously renew.  At the same time, we entered into interest rate swap agreements with a notional amount of $350 million (4 year agreement) and $150 million (5 year agreement) to manage the interest rate risk related to these 90-day FHLB advances.  We borrowed these FHLB advances to provide liquidity for operations, loan growth and investment growth.  To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results.  Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments.  Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2019, our Bank had total federal funds credit lines of $606.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2019, our Bank had $366.3 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2019, our Bank had a total FHLB credit facility of $1.6 billion with total outstanding FHLB letters of credit consuming $231.5 million, $500.1 million in outstanding advances and $72,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program, leaving $823.6 million in availability on the FHLB credit facility. The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances.  We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plans incorporate several potential stages based on liquidity levels.  Also, we review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulator.  We maintain various wholesale sources of funding.  If our deposit retention efforts were to be unsuccessful, we would utilize these alternative sources of funding.  Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates we are charged.  This could increase our cost of funds, impacting net interest margins and net interest spreads.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers.  We have no significant portion of our loans concentrated within a single industry or group of related industries.  Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2019, there were no aggregated loan concentrations of this type.  We do not believe there are any material seasonal factors that would have a material adverse effect on us.  We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk‑based capital, or $380.5 million at March 31, 2019. Based on this criteria, we had three such credit concentrations at March 31, 2019, including loans on hotels and motels of $523.4 million, loans to lessors of nonresidential buildings (except mini‑warehouses) of $1.4 billion and loans to lessors of residential buildings (investment properties and multi-family) of $583.3 million. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

Banking regulators have established guidelines for the construction, land development and other land loans to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital.  At March 31, 2019 , December 31, 2018, and March 31, 2018 the Bank’s construction, land development and other land loans as a percentage of total risk-based capital were 63.2%, 69.5%,  and 87.9%, respectively.  Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital were 219.2%, 216.0% and 222.3% as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.  As of March 31, 2019, December 31, 2018 and March 31, 2018, the Bank was below the established regulatory guidelines.  When a bank’s ratios are in excess of one or both of these commercial real estate loan ratio guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and South State. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,”  “believes,” “will,”  “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, and the following:

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

•

Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration; and

•

Other risks and uncertainties disclosed in South State’s most recent Annual Report on Form 10-K filed with the SEC or disclosed in documents filed or furnished by South State with or to the SEC after the filing of such Annual Reports on Form 10-K, and of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by our forward-looking statements may also be included in other reports that we file with the SEC. We caution that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward-looking statements.

For any forward-looking statements made in this Quarterly Report on Form 10-Q or in any documents incorporated by reference into this Quarterly Report on Form 10-Q, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference in Quarterly Report on Form 10-Q. We do not undertake to update forward looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. All subsequent written and oral forward looking statements by us or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2019 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance regarding our control objective that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of March 31, 2019 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A.  RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000, all of which had been repurchased as of December 31, 2018.  In January 2019, the Board of Directors approved a new program to repurchase up to 1,000,000 of our common shares.  We are not obligated to repurchase any additional shares under the 2019 stock repurchase program, and any repurchases under the 2019 stock repurchase program after December 23, 2019 would require additional Federal Reserve approval.  As of the date of this filing, we have repurchased 500,000 shares of the 1,000,000 approved in January 2019 at an average price per share of $66.53.   The following table reflects share repurchase activity during the first quarter of 2019:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

January 1 - January 31	16,040	*	$65.16	—	1,000,000
February 1 - February 28	506,789	*	66.55	500,000	500,000
March 1 - March 31	181	*	70.70	—	500,000

Total	523,010			500,000	500,000

*For the months ended January 31, 2019, February 28, 2019 and March 31, 2019, total includes 16,040 shares, 6,789 shares and 181 shares, respectively, that were repurchased under arrangements, authorized by our stock‑based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock.  These shares were not purchased under the 2004 or 2019 stock repurchase programs to repurchase 1,000,000 shares.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: May 3, 2019	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2019	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer