Form 10-Q
period 2019-06-30
SOUTH STATE Corp
filed 2019-08-02
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻

Non-Accelerated Filer ◻	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $2.50 par value	SSB	Nasdaq Global Select Market

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2019
Common Stock, $2.50 par value	34,147,790

South State Corporation and Subsidiary

June 30, 2019 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2019	2018	2018
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$251,631	$251,411	$250,106
Interest-bearing deposits with banks	500,340	124,895	73,013
Federal funds sold and securities purchased under agreements to resell	100,000	32,677	73,730
Total cash and cash equivalents	851,971	408,983	396,849
Investment securities:
Securities held to maturity (fair value of $0, $0 and $503, respectively)	—	—	499
Securities available for sale, at fair value	1,717,276	1,517,067	1,577,999
Other investments	49,124	25,604	19,229
Total investment securities	1,766,400	1,542,671	1,597,727
Loans held for sale	47,796	22,925	36,968
Loans:
Acquired credit impaired, net of allowance for loan losses	419,961	485,119	551,979
Acquired non-credit impaired	2,180,281	2,594,826	3,076,424
Non-acquired	8,621,327	7,933,286	7,197,539
Less allowance for non-acquired loan losses	(53,590)	(51,194)	(47,874)
Loans, net	11,167,979	10,962,037	10,778,068
Other real estate owned	14,506	11,410	17,222
Premises and equipment, net	321,348	241,076	245,288
Bank owned life insurance	231,708	230,105	227,588
Deferred tax assets	28,240	37,128	48,853
Mortgage servicing rights	30,332	34,727	35,107
Core deposit and other intangibles	56,351	62,900	69,975
Goodwill	1,002,900	1,002,900	1,002,722
Other assets	163,806	119,466	110,121
Total assets	$15,683,337	$14,676,328	$14,566,488
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,255,906	$3,061,769	$3,152,828
Interest-bearing	8,666,374	8,585,164	8,485,461
Total deposits	11,922,280	11,646,933	11,638,289
Federal funds purchased and securities sold under agreements to repurchase	298,029	270,649	331,969
Other borrowings	816,414	266,084	115,754
Other liabilities	272,636	126,366	132,109
Total liabilities	13,309,359	12,310,032	12,218,121
Shareholders’ equity:
Common stock - $2.50 par value; authorized 80,000,000 shares; 34,735,587, 35,829,549 and 36,825,556 shares issued and outstanding, respectively	86,839	89,574	92,064
Surplus	1,676,229	1,750,495	1,811,446
Retained earnings	609,444	551,108	480,928
Accumulated other comprehensive income (loss)	1,466	(24,881)	(36,071)
Total shareholders’ equity	2,373,978	2,366,296	2,348,367
Total liabilities and shareholders’ equity	$15,683,337	$14,676,328	$14,566,488

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$135,388	$129,852	$267,222	$256,893
Investment securities:
Taxable	9,551	9,048	18,148	17,836
Tax-exempt	1,617	1,614	3,113	3,173
Federal funds sold and securities purchased under agreements to resell	3,426	1,218	4,889	1,878
Total interest income	149,982	141,732	293,372	279,780
Interest expense:
Deposits	17,393	10,009	34,038	16,922
Federal funds purchased and securities sold under agreements to repurchase	673	642	1,426	1,096
Other borrowings	4,737	1,519	7,462	3,227
Total interest expense	22,803	12,170	42,926	21,245
Net interest income	127,179	129,562	250,446	258,535
Provision for loan losses	3,704	4,478	5,192	6,932
Net interest income after provision for loan losses	123,475	125,084	245,254	251,603
Noninterest income:
Fees on deposit accounts	18,741	22,612	36,549	45,155
Mortgage banking income	5,307	3,317	7,692	8,265
Trust and investment services income	7,720	7,567	14,989	15,081
Securities gains (losses), net	1,709	(641)	2,250	(641)
Recoveries on acquired loans	1,347	2,167	3,214	5,142
Other	2,794	2,503	4,982	5,078
Total noninterest income	37,618	37,525	69,676	78,080
Noninterest expense:
Salaries and employee benefits	58,547	55,026	116,978	117,491
Net occupancy expense	7,616	7,815	14,815	15,981
Information services expense	8,671	8,903	17,680	18,641
Furniture and equipment expense	4,233	4,519	8,646	9,145
OREO expense and loan related	881	1,037	1,632	2,698
Pension plan termination expense	9,526	—	9,526	—
Amortization of intangibles	3,268	3,722	6,549	7,135
Supplies, printing and postage expense	1,495	1,406	2,999	2,798
Professional fees	2,781	1,898	5,021	3,597
FDIC assessment and other regulatory charges	1,455	3,277	2,990	4,540
Advertising and marketing	959	1,163	1,766	1,899
Merger and branch consolidation related expense	2,078	14,096	3,058	25,392
Other	7,897	7,644	15,986	14,652
Total noninterest expense	109,407	110,506	207,646	223,969
Earnings:
Income before provision for income taxes	51,686	52,103	107,284	105,714
Provision for income taxes	10,226	11,644	21,457	22,929
Net income	$41,460	$40,459	$85,827	$82,785
Earnings per common share:
Basic	$1.18	$1.10	$2.43	$2.25
Diluted	$1.17	$1.09	$2.42	$2.24
Weighted average common shares outstanding:
Basic	35,089	36,677	35,268	36,657
Diluted	35,300	36,929	35,461	36,910

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$41,460	$40,459	$85,827	$82,785
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	24,593	(8,216)	42,426	(30,298)
Tax effect	(5,410)	1,807	(9,334)	6,697
Reclassification adjustment for gains included in net income	(1,709)	641	(2,250)	641
Tax effect	376	(141)	496	(141)
Net of tax amount	17,850	(5,909)	31,338	(23,101)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(11,275)	8	(13,943)	44
Tax effect	2,480	(2)	3,067	(10)
Reclassification adjustment for gains (losses) included in interest expense	(350)	39	(343)	87
Tax effect	77	(8)	75	(19)
Net of tax amount	(9,068)	37	(11,144)	102
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	—	—	—	—
Tax effect	—	—	—	—
Reclassification adjustment for changes included in net income	7,767	194	7,888	387
Tax effect	(1,709)	(43)	(1,735)	(85)
Net of tax amount	6,058	151	6,153	302
Other comprehensive income (loss), net of tax	14,840	(5,721)	26,347	(22,697)
Comprehensive income	$56,300	$34,738	$112,174	$60,088

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2019 and 2018

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2017	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income	—	—	—	82,785	(22,697)	60,088
Cash dividends declared on common stock at $0.67 per share	—	—	—	(24,651)	—	(24,651)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	2,947	(2,947)	—
Employee stock purchases	4,338	11	341	—	—	352
Stock options exercised	33,424	83	948	—	—	1,031
Restricted stock awards	7,836	20	(20)	—	—	—
Stock issued pursuant to restricted stock units	39,541	99	(99)	—	—	—
Common stock repurchased	(19,239)	(48)	(1,678)	—	—	(1,726)
Share-based compensation expense	—	—	4,353	—	—	4,353
Balance, June 30, 2018	36,825,556	$92,064	$1,811,446	$480,928	$(36,071)	$2,348,367
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income	—	—	—	85,827	26,347	112,174
Cash dividends declared on common stock at $0.78 per share	—	—	—	(27,491)	—	(27,491)
Employee stock purchases	5,950	15	328	—	—	343
Stock options exercised	12,722	32	370	—	—	402
Restricted stock awards	6,602	17	(17)	—	—	—
Common stock repurchased - buyback plan	(1,141,200)	(2,853)	(77,287)	—	—	(80,140)
Common stock repurchased	(29,001)	(73)	(1,890)	—	—	(1,963)
Stock issued pursuant to restricted stock units	50,965	127	(127)	—	—	—
Share-based compensation expense	—	—	4,357	—	—	4,357
Balance, June 30, 2019	34,735,587	$86,839	$1,676,229	$609,444	$1,466	$2,373,978

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$85,827	$82,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,837	18,025
Provision for loan losses	5,192	6,932
Deferred income taxes	1,457	5,517
(Gains) losses on sale of securities, net	(2,250)	641
Share-based compensation expense	4,357	4,353
Accretion of discount related to performing acquired loans	(6,518)	(17,251)
Loss on disposal of premises and equipment	3,723	1,266
Gain on sale of OREO	(380)	(204)
Net amortization of premiums on investment securities	3,325	3,843
OREO write downs	487	932
Fair value adjustment for loans held for sale	730	(208)
Originations and purchases of loans held for sale	(331,662)	(324,803)
Proceeds from sales of loans	306,062	358,929
Net change in:
Accrued interest receivable	(2,653)	(1,023)
Prepaid assets	(2,025)	(52)
Operating Leases	504	—
Miscellaneous other assets	(38,129)	8,819
Accrued interest payable	1,449	1,093
Accrued income taxes	470	6,404
Miscellaneous other liabilities	53,454	4,188
Net cash provided by operating activities	100,257	160,186
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	189,327	51,822
Proceeds from maturities and calls of investment securities held to maturity	—	2,030
Proceeds from maturities and calls of investment securities available for sale	113,039	114,825
Proceeds from sales of other investment securities	45	13,175
Purchases of investment securities available for sale	(463,473)	(130,378)
Purchases of other investment securities	(23,566)	(9,356)
Net increase in loans	(214,785)	(207,909)
Recoveries of loans previously charged off	1,949	2,104
Purchases of premises and equipment	(8,116)	(7,268)
Proceeds from sale of OREO	4,428	3,722
Proceeds from sale of premises and equipment	8	18
Net cash used in investing activities	(401,144)	(167,215)
Cash flows from financing activities:
Net increase in deposits	275,346	106,135
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	27,381	45,112
Proceeds from FHLB advances	700,001	260,001
Repayment of other borrowings	(150,004)	(360,003)
Common stock issuance	343	352
Common stock repurchase	(82,103)	(1,726)
Dividends paid on common stock	(27,491)	(24,651)
Stock options exercised	402	1,031
Net cash provided by financing activities	743,875	26,251
Net increase in cash and cash equivalents	442,988	19,222
Cash and cash equivalents at beginning of period	408,983	377,627
Cash and cash equivalents at end of period	$851,971	$396,849
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$41,476	$20,152
Income taxes	$20,903	$11,796
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$82,160	$—
Recognition of operating lease assets in exchange for lease liabilities	$4,950	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$(7,068)
Other intangible assets acquired	—	3,321
Liabilities assumed	—	(612)
Net identifiable assets acquired over liabilities assumed	—	(3,135)
Real estate acquired in full or in partial settlement of loans	$7,632	$10,259

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We chose the transition method of adoption provided by ASU 2018-11, Leases (Topic 842) – Targeted Improvements, where we initially apply the new lease standard at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption if applicable. Therefore, we applied this standard to all existing leases as of the adoption date of January 1, 2019, recording a ROU asset and a lease liability in an equal amount. We did not have a cumulative-effect adjustment to the opening balance of retained earnings. With this transition method, we did not have to restate comparative prior periods presented in the financial statements related to ASC Topic 842, but will present comparative prior periods disclosures using the previous accounting guidance for leases. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.

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

The adoption of the new standard had a material impact on our consolidated balance sheet, with the recording of ROU asset and lease liability of $82.2 million at the commencement date of January 1, 2019. We did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. As of June 30, 2019, we had ROU assets of $84.5 million recorded within premises and equipment on the balance sheet and a lease liability of $85.0 million recorded within other liabilities on the balance sheet. The adoption of ASC Topic 842 did not have a material impact on our consolidated income statement.

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

We adopted Topic 606 using the retrospective transition approach which requires restatement of prior periods. We selected this method even though there were no material changes in the timing of revenue recognition due to the fact that Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. We did restate prior periods through March 31, 2018 for this reclassification. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard. When applying the retrospective approach under Topic 606, we elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of

January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to Topic 606 involve income derived from contracts with customers. Within the scope of Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets. Through our wholly-owned subsidiaries, the Bank and South State Advisory, Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $7.7 million and $7.6 million, respectively, for the three months ended June 30, 2019 and 2018, and $15.0 million and $15.1 million, respectively, for the six months ended June 30, 2019 and 2018. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is $19.0 million and $22.9 million, respectively, for the three months ended June 30, 2019 and 2018, and $37.0 million and $45.7 million, respectively, for the six months ended June 30, 2019 and 2018. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers which generates revenue in which the revenue recognition standard applies consists of approximately 779,000 active contracts at June 30, 2019 compared to approximately 803,000 at June 30, 2018. We have disaggregated revenue according to timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $25.6 million and $29.9 million, respectively, for the three months ended June 30, 2019 and 2018, and $49.7 million and $60.7 million, respectively, for the six months ended June 30, 2019 and 2018. Total revenue derived from contracts in which services are transferred over time was $5.0 million and $4.9 million, respectively, for the three months ended June 30, 2019 and 2018, and $10.0 million and $9.8 million, respectively, for the six months ended June 30, 2019 and 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

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

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Derivatives and Hedging - Topic 815) (“ASU 2018-16”). The amendments in this ASU permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition provides sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. This guidance became effective on January 1, 2019 and did not have a material impact to our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40) (“ASU 2018-15”). This ASU clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued in April 2015. Specifically, ASU 2018-15 “align[s] the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. An entity would expense the capitalized implementation costs related to a hosting arrangement that is a service contract over the hosting arrangement’s term, which comprises the arrangement’s noncancelable term and any renewal options whose exercise is reasonably certain. The expense would be presented in the same line item in the statement of income as that in which the fee associated with the hosting arrangement is presented. For public business entities, the amendments in ASU 2018-15 are effective for interim and annual periods beginning after December 15, 2019 and an entity has the option of using either a retrospective or prospective transition method. Early adoption is permitted. We early adopted this standard as of January 1, 2019, but it did not have a material impact on our consolidated financial statements. There were $35,614 in capitalized implementation costs in the second quarter of 2019 related to internal use software for a front capture software product for running customer banking transactions at branch locations. These costs are being held in a suspense account classified as premises and equipment on the balance sheet until the project is complete when they will then begin to be depreciated.

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

Issued But Not Yet Adopted Accounting Standards

In April 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief (Topic 326 – Financial Instruments-Credit Losses). This update provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10 applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the overall guidance is adopted.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update related to ASU 2016-01, ASU 2017-12 and ASU 2016-13 clarifies certain aspects brought to the Account Standards Board attention by stakeholders related to these ASUs, but does not change the core principles of these standards. The clarifications related to ASU 2016-01 and 2017-12 will be adopted this quarter since these standards have already been adopted. The clarifications related to ASU 2016-13 will be adopted in the first quarter of 2020 when the overall standard will be adopted. The clarification related to ASU 2016-01 and ASU 2017-12 did not have a material impact on our consolidated financial statements. The clarification related to ASU 2016-13 are still being evaluated as are the effects of the overall standard on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration. ASU 2016-13 also will require enhanced disclosures.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A cross-functional working group comprised of individuals from credit administration, risk management, accounting and finance, information technology, among others are in place implementing and developing the data, forecast, processes, and portfolio segmentation that will be used in the models that will estimate the expected credit loss for nine loan segments. We have determined a preliminary baseline model result for each loan segment based upon our 10 years of historical losses. These credit models are currently being validated by Model Risk Management. We are currently determining the qualitative framework that will be applied to the nine loan segments which will allow for a reasonable estimate upon adoption of ASU 2016-13. We have also contracted with a third party vendor solution to assist us in the application and analysis of ASU 2016-13 in aggregating the results of the models and provide macroeconomic forecast for the markets served relative to the nine loan segments. We are currently unable to reasonably estimate the full impact of adopting ASU 2016-13, and it will be influenced by the composition, characteristics and quality of our loan and securities portfolio, as well as the economic conditions and forecasts as of each reporting period. These economic conditions and forecasts could be significantly different in future periods.

Note 4 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2019:
State and municipal obligations	$—	$—	$—	$—
December 31, 2018:
State and municipal obligations	$—	$—	$—	$—
June 30, 2018:
State and municipal obligations	$499	$4	$—	$503

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2019:
Government-sponsored entities debt*	$65,604	$933	$(8)	$66,529
State and municipal obligations	177,533	4,614	(1)	182,146
Mortgage-backed securities**	1,457,544	13,983	(2,926)	1,468,601
	$1,700,681	$19,530	$(2,935)	$1,717,276
December 31, 2018:
Government-sponsored entities debt*	$48,982	$21	$(752)	$48,251
State and municipal obligations	200,184	1,709	(1,125)	200,768
Mortgage-backed securities**	1,291,484	697	(24,133)	1,268,048
	$1,540,650	$2,427	$(26,010)	$1,517,067
June 30, 2018:
Government-sponsored entities debt*	$48,933	$—	$(1,320)	$47,613
State and municipal obligations	223,533	1,932	(1,649)	223,816
Mortgage-backed securities**	1,342,105	110	(35,645)	1,306,570
	$1,614,571	$2,042	$(38,614)	$1,577,999

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

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
June 30, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124
December 31, 2018:
Federal Home Loan Bank stock	$19,524
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$25,604
June 30, 2018:
Federal Home Loan Bank stock	$13,149
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$19,229

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2019, we determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at June 30, 2019 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$11,037	$11,038
Due after one year through five years	—	—	52,053	52,764
Due after five years through ten years	—	—	402,345	408,027
Due after ten years	—	—	1,235,246	1,245,447
	$—	$—	$1,700,681	$1,717,276

Information pertaining to our securities with gross unrealized losses at June 30, 2019, December 31, 2018 and June 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2019:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$8	$5,742
State and municipal obligations	—	1,490	1	1,153
Mortgage-backed securities	324	64,960	2,602	330,213
	$324	$66,450	$2,611	$337,108
December 31, 2018:
Securities Available for Sale
Government-sponsored entities debt	$100	$10,571	$652	$32,959
State and municipal obligations	760	40,387	365	14,231
Mortgage-backed securities	5,182	405,055	18,951	755,223
	$6,042	$456,013	$19,968	$802,413
June 30, 2018:
Securities Available for Sale
Government-sponsored entities debt	$1,179	$39,145	$141	$8,468
State and municipal obligations	1,617	77,373	32	1,348
Mortgage-backed securities	21,494	946,142	14,151	331,871
	$24,290	$1,062,660	$14,324	$341,687

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. All debt securities available for sale in an unrealized loss position as of June 30, 2019 continue to perform as scheduled. As part of our evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 5 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$879,724	$841,445	$906,890
Commercial non-owner occupied	1,723,640	1,415,551	1,135,235
Total commercial non-owner occupied real estate	2,603,364	2,256,996	2,042,125
Consumer real estate:
Consumer owner occupied	2,079,949	1,936,265	1,733,924
Home equity loans	514,242	495,148	456,946
Total consumer real estate	2,594,191	2,431,413	2,190,870
Commercial owner occupied real estate	1,589,987	1,517,551	1,372,453
Commercial and industrial	1,114,513	1,054,952	941,067
Other income producing property	214,203	214,353	205,507
Consumer	503,468	448,664	416,650
Other loans	1,601	9,357	28,867
Total non-acquired loans	8,621,327	7,933,286	7,197,539
Less allowance for loan losses	(53,590)	(51,194)	(47,874)
Non-acquired loans, net	$8,567,737	$7,882,092	$7,149,665

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$60,391	$165,070	$281,282
Commercial non-owner occupied	595,367	679,253	752,465
Total commercial non-owner occupied real estate	655,758	844,323	1,033,747
Consumer real estate:
Consumer owner occupied	577,284	628,813	676,596
Home equity loans	208,777	242,425	278,906
Total consumer real estate	786,061	871,238	955,502
Commercial owner occupied real estate	376,187	421,841	486,254
Commercial and industrial	151,579	212,537	304,864
Other income producing property	111,006	133,110	169,392
Consumer	99,690	111,777	126,665
Acquired non-credit impaired loans	$2,180,281	$2,594,826	$3,076,424

The unamortized discount related to the acquired non-credit impaired loans totaled $26.9 million, $33.4 million, and $43.6 million at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

In accordance with FASB ASC Topic 310-30, we aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below. The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Acquired credit impaired loans:
Commercial real estate	$164,540	$196,764	$227,739
Commercial real estate—construction and development	27,014	32,942	40,951
Residential real estate	184,208	207,482	229,502
Consumer	38,624	42,492	45,633
Commercial and industrial	10,198	10,043	12,580
Acquired credit impaired loans	424,584	489,723	556,405
Less allowance for loan losses	(4,623)	(4,604)	(4,426)
Acquired credit impaired loans, net	$419,961	$485,119	$551,979

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of June 30, 2019, December 31, 2018 and June 30, 2018 are as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Contractual principal and interest	$538,730	$626,691	$717,180
Non-accretable difference	(18,156)	(24,818)	(43,397)
Cash flows expected to be collected	520,574	601,873	673,783
Accretable yield	(100,613)	(116,754)	(121,804)
Carrying value	$419,961	$485,119	$551,979

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

The following are changes in the carrying value of acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$485,119	$618,803
Net reductions for payments, foreclosures, and accretion	(65,139)	(67,025)
Change in the allowance for loan losses on acquired loans	(19)	201
Balance at end of period, net of allowance for loan losses on acquired credit impaired loans	$419,961	$551,979

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$116,754	$133,096
PSC acquisition Day 1 adjustment	—	(1,460)
Contractual interest income	(14,189)	(17,050)
Accretion on acquired credit impaired loans	(10,287)	(9,013)
Reclass of nonaccretable difference due to improvement in expected cash flows	8,468	16,453
Other changes, net	(133)	(222)
Balance at end of period	$100,613	$121,804

The table above reflects the changes in the carrying amount of accretable yield for the acquired credit impaired loans and shows both the contractual interest income and incremental accretion for the six months ended June 30, 2019 and 2018. In the first six months of 2019, the accretable yield balance declined by $16.1 million as total contractual interest and accretion income of $24.5 million was recognized. This was partially offset by improved expected cash flows of $8.5 million. The improved cash flows for the prior year was adjusted to accurately reflect the split between income types.

As of June 30, 2019, the table above excludes $2.2 billion ($2.2 billion in contractual principal less a $26.9 million discount) in acquired loans which are accounted for under FASB ASC Topic 310-20. These loans were identified as either performing with no discount related to the credit or as a revolving lines of credit (commercial or consumer) at acquisition. As of June 30, 2018, the balance of these acquired loans totaled $3.1 billion ($3.1 billion in contractual principal less a $43.6 million remaining discount).

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

Beginning with the First Financial Holdings, Inc. acquisition, we segregated the loan portfolio into performing loans (“non-credit impaired) and purchased credit impaired loans. The performing loans and revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. The allowance for loan losses on these loans will be measured and recorded consistent with non-acquired loans. The acquired credit impaired loans will follow the description in the next paragraph.

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended June 30, 2019:
Balance at beginning of period	$52,008	$—	$4,514	$56,522
Loans charged-off	(1,327)	(1,535)	—	(2,862)
Recoveries of loans previously charged off (1)	875	116	—	991
Net charge-offs	(452)	(1,419)	—	(1,871)
Provision for loan losses charged to operations	2,034	1,419	251	3,704
Reduction due to loan removals	—	—	(142)	(142)
Balance at end of period	$53,590	$—	$4,623	$58,213
Three Months Ended June 30, 2018:
Balance at beginning of period	$45,203	$—	$4,084	$49,287
Loans charged-off	(1,240)	(1,183)	—	(2,423)
Recoveries of loans previously charged off (1)	1,051	87	—	1,138
Net charge-offs	(189)	(1,096)	—	(1,285)
Provision for loan losses charged to operations	2,860	1,096	522	4,478
Reduction due to loan removals	—	—	(180)	(180)
Balance at end of period	$47,874	$—	$4,426	$52,300

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Six Months Ended June 30, 2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(2,572)	(1,909)	—	(4,481)
Recoveries of loans previously charged off (1)	1,627	322	—	1,949
Net charge-offs	(945)	(1,587)	—	(2,532)
Provision for loan losses charged to operations	3,341	1,587	264	5,192
Reduction due to loan removals	—	—	(245)	(245)
Balance at end of period	$53,590	$—	$4,623	$58,213
Six Months Ended June 30, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(2,409)	(1,517)	—	(3,926)
Recoveries of loans previously charged off (1)	1,853	252	—	2,105
Net charge-offs	(556)	(1,265)	—	(1,821)
Provision for losses charged to operations	4,982	1,265	685	6,932
Reduction due to loan removals	—	—	(886)	(886)
Balance at end of period	$47,874	$—	$4,426	$52,300

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended June 30, 2019
Allowance for loan losses:
Balance, March 31, 2019	$5,371	$9,740	$9,629	$12,058	$3,273	$7,249	$1,387	$3,195	$106	$52,008
Charge-offs	(9)	(3)	—	(48)	—	(90)	(31)	(1,146)	—	(1,327)
Recoveries	326	23	41	30	98	138	13	206	—	875
Provision (benefit)	30	551	(144)	392	(194)	198	(10)	1,317	(106)	2,034
Balance, June 30, 2019	$5,718	$10,311	$9,526	$12,432	$3,177	$7,495	$1,359	$3,572	$—	$53,590
Loans individually evaluated for impairment	$715	$1	$33	$35	$125	$394	$78	$3	$—	$1,384
Loans collectively evaluated for impairment	$5,003	$10,310	$9,493	$12,397	$3,052	$7,101	$1,281	$3,569	$—	$52,206
Loans:
Loans individually evaluated for impairment	$36,130	$101	$5,440	$5,566	$2,436	$2,674	$2,064	$98	$—	$54,509
Loans collectively evaluated for impairment	843,594	1,723,539	1,584,547	2,074,383	511,806	1,111,839	212,139	503,370	1,601	8,566,818
Total non-acquired loans	$879,724	$1,723,640	$1,589,987	$2,079,949	$514,242	$1,114,513	$214,203	$503,468	$1,601	$8,621,327
Three Months Ended June 30, 2018
Allowance for loan losses:
Balance, March 31, 2018	$5,847	$6,798	$8,346	$10,193	$3,237	$6,333	$1,393	$2,899	$157	$45,203
Charge-offs	—	—	(81)	—	(5)	(59)	—	(1,095)	—	(1,240)
Recoveries	547	2	25	41	27	199	3	207	—	1,051
Provision (benefit)	(207)	409	317	711	109	238	17	1,060	206	2,860
Balance, June 30, 2018	$6,187	$7,209	$8,607	$10,945	$3,368	$6,711	$1,413	$3,071	$363	$47,874
Loans individually evaluated for impairment	$846	$93	$44	$30	$180	$485	$144	$7	$—	$1,829
Loans collectively evaluated for impairment	$5,341	$7,116	$8,563	$10,915	$3,188	$6,226	$1,269	$3,064	$363	$46,045
Loans:
Loans individually evaluated for impairment	$42,392	$1,348	$4,750	$5,628	$3,144	$1,834	$3,240	$257	$—	$62,593
Loans collectively evaluated for impairment	864,498	1,133,887	1,367,703	1,728,296	453,802	939,233	202,267	416,393	28,867	7,134,946
Total non-acquired loans	$906,890	$1,135,235	$1,372,453	$1,733,924	$456,946	$941,067	$205,507	$416,650	$28,867	$7,197,539

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Six Months Ended June 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$5,682	$8,754	$9,369	$11,913	$3,434	$7,454	$1,446	$3,101	$41	$51,194
Charge-offs	(9)	(3)	(12)	(85)	(15)	(109)	(31)	(2,308)	—	(2,572)
Recoveries	625	45	66	32	134	209	58	458	—	1,627
Provision (benefit)	(580)	1,515	103	572	(376)	(59)	(114)	2,321	(41)	3,341
Balance, June 30, 2019	$5,718	$10,311	$9,526	$12,432	$3,177	$7,495	$1,359	$3,572	$—	$53,590
Six Months Ended June 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Charge-offs	(35)	—	(81)	(4)	(71)	(144)	—	(2,074)	—	(2,409)
Recoveries	989	4	33	64	128	214	11	410	—	1,853
Provision (benefit)	(688)	680	527	1,217	61	1,153	27	1,947	58	4,982
Balance, June 30, 2018	$6,187	$7,209	$8,607	$10,945	$3,368	$6,711	$1,413	$3,071	$363	$47,874

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(786)	(6)	(168)	(506)	—	(69)	(1,535)
Recoveries	1	—	—	3	24	6	71	11	116
Provision (benefit)	(1)	—	786	3	144	500	(71)	58	1,419
Balance, June 30, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	60,391	595,367	376,187	577,284	208,777	151,579	111,006	99,690	2,180,281
Total acquired non-credit impaired loans	$60,391	$595,367	$376,187	$577,284	$208,777	$151,579	$111,006	$99,690	$2,180,281

Three Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(106)	—	(28)	—	(158)	(764)	—	(127)	(1,183)
Recoveries	6	—	—	5	28	2	—	46	87
Provision (benefit)	100	—	28	(5)	130	762	—	81	1,096
Balance, June 30, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	281,282	752,465	486,254	676,596	278,906	304,864	169,392	126,665	3,076,424
Total acquired non-credit impaired loans	$281,282	$752,465	$486,254	$676,596	$278,906	$304,864	$169,392	$126,665	$3,076,424

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Six Months Ended June 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(6)	—	(786)	(6)	(240)	(640)	(26)	(205)	(1,909)
Recoveries	2	—	—	5	46	171	71	27	322
Provision (benefit)	4	—	786	1	194	469	(45)	178	1,587
Balance, June 30, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(107)	—	(28)	(70)	(240)	(807)	—	(265)	(1,517)
Recoveries	7	—	—	62	79	55	—	49	252
Provision (benefit)	100	—	28	8	161	752	—	216	1,265
Balance, June 30, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Three Months Ended June 30, 2019
Allowance for loan losses:
Balance, March 31, 2019	$847	$717	$2,164	$707	$79	$4,514
Provision (benefit) for loan losses	162	81	279	(237)	(34)	251
Reduction due to loan removals	—	—	(97)	—	(45)	(142)
Balance, June 30, 2019	$1,009	$798	$2,346	$470	$—	$4,623
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$1,009	$798	$2,346	$470	$—	$4,623
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	164,540	27,014	184,208	38,624	10,198	424,584
Total acquired credit impaired loans	$164,540	$27,014	$184,208	$38,624	$10,198	$424,584

Three Months Ended June 30, 2018
Allowance for loan losses:
Balance , March 31, 2018	$261	$215	$2,509	$594	$505	$4,084
Provision (benefit) for loan losses	375	390	137	(19)	(361)	522
Reduction due to loan removals	—	(29)	(132)	(3)	(16)	(180)
Balance, June 30, 2018	$636	$576	$2,514	$572	$128	$4,426
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$636	$576	$2,514	$572	$128	$4,426
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	227,739	40,951	229,502	45,633	12,580	556,405
Total acquired credit impaired loans	$227,739	$40,951	$229,502	$45,633	$12,580	$556,405

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Six Months Ended June 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$801	$717	$2,246	$761	$79	$4,604
Provision (benefit) for loan losses	213	81	295	(291)	(34)	264
Reduction due to loan removals	(5)	—	(195)	—	(45)	(245)
Balance, June 30, 2019	$1,009	$798	$2,346	$470	$—	$4,623
Six Months Ended June 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$4,627
Provision (benefit) for loan losses	361	478	(807)	114	539	685
Reduction due to loan removals	(13)	(82)	(232)	(3)	(556)	(886)
Balance, June 30, 2018	$636	$576	$2,514	$572	$128	$4,426

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

We utilize a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average, however, still acceptable credit risk.
●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$871,393	$832,612	$895,887	$1,714,606	$1,407,744	$1,126,099	$1,561,594	$1,480,267	$1,343,624
Special mention	5,948	6,015	7,858	7,557	6,427	7,378	16,310	24,576	18,808
Substandard	2,383	2,818	3,145	1,477	1,380	1,758	12,083	12,708	10,021
Doubtful	—	—	—	—	—	—	—	—	—
	$879,724	$841,445	$906,890	$1,723,640	$1,415,551	$1,135,235	$1,589,987	$1,517,551	$1,372,453

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$1,090,519	$1,037,915	$923,995	$208,598	$208,186	$198,899	$5,446,710	$4,966,724	$4,488,504
Special mention	16,279	5,887	8,522	4,376	4,706	4,828	50,470	47,611	47,394
Substandard	7,715	11,150	8,550	1,229	1,461	1,780	24,887	29,517	25,254
Doubtful	—	—	—	—	—	—	—	—	—
	$1,114,513	$1,054,952	$941,067	$214,203	$214,353	$205,507	$5,522,067	$5,043,852	$4,561,152

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$2,052,808	$1,909,427	$1,706,574	$502,305	$481,607	$443,953	$501,474	$446,823	$415,053
Special mention	9,936	11,304	12,566	5,731	7,293	6,805	443	437	623
Substandard	17,205	15,534	14,784	6,206	6,248	6,188	1,551	1,404	974
Doubtful	—	—	—	—	—	—	—	—	—
	$2,079,949	$1,936,265	$1,733,924	$514,242	$495,148	$456,946	$503,468	$448,664	$416,650

	Other			Consumer Total
	June 30, 2019	December 31, 2018	June 30, 2018	June 30, 2019	December 31, 2018	June 30, 2018
Pass	$1,601	$9,357	$28,867	$3,058,188	$2,847,214	$2,594,447
Special mention	—	—	—	16,110	19,034	19,994
Substandard	—	—	—	24,962	23,186	21,946
Doubtful	—	—	—	—	—	—
	$1,601	$9,357	$28,867	$3,099,260	$2,889,434	$2,636,387

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Pass	$8,504,898	$7,813,938	$7,082,951
Special mention	66,580	66,645	67,388
Substandard	49,849	52,703	47,200
Doubtful	—	—	—
	$8,621,327	$7,933,286	$7,197,539

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$58,165	$163,777	$279,239	$583,416	$665,913	$738,293	$359,783	$411,783	$479,399
Special mention	821	838	1,449	5,753	13,018	14,164	12,841	5,664	5,871
Substandard	1,405	455	594	6,198	322	8	3,563	4,394	984
Doubtful	—	—	—	—	—	—	—	—	—
	$60,391	$165,070	$281,282	$595,367	$679,253	$752,465	$376,187	$421,841	$486,254

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$145,733	$202,399	$291,755	$103,325	$125,399	$165,188	$1,250,422	$1,569,271	$1,953,874
Special mention	2,616	6,523	5,248	6,140	6,419	3,381	28,171	32,462	30,113
Substandard	3,230	3,615	7,861	1,541	1,292	823	15,937	10,078	10,270
Doubtful	—	—	—	—	—	—	—	—	—
	$151,579	$212,537	$304,864	$111,006	$133,110	$169,392	$1,294,530	$1,611,811	$1,994,257

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$566,433	$617,391	$664,594	$196,254	$227,515	$263,994	$96,766	$108,833	$123,807
Special mention	6,749	7,868	7,495	5,459	7,688	8,319	637	698	723
Substandard	4,102	3,554	4,507	7,064	7,222	6,593	2,287	2,246	2,135
Doubtful	—	—	—	—	—	—	—	—	—
	$577,284	$628,813	$676,596	$208,777	$242,425	$278,906	$99,690	$111,777	$126,665

	Consumer Total
	June 30,	December 31,	June 30,
	2019	2018	2018
Pass	$859,453	$953,739	$1,052,395
Special mention	12,845	16,254	16,537
Substandard	13,453	13,022	13,235
Doubtful	—	—	—
	$885,751	$983,015	$1,082,167

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Pass	$2,109,875	$2,523,010	$3,006,269
Special mention	41,016	48,716	46,650
Substandard	29,390	23,100	23,505
Doubtful	—	—	—
	$2,180,281	$2,594,826	$3,076,424

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 26):

				Commercial Real Estate—
				Construction and
	Commercial Real Estate			Development
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018
Pass	$132,852	$160,788	$177,996	$18,665	$20,293	$25,243
Special mention	13,811	14,393	22,568	3,181	3,001	4,884
Substandard	17,877	21,583	27,175	5,168	9,648	10,824
Doubtful	—	—	—	—	—	—
	$164,540	$196,764	$227,739	$27,014	$32,942	$40,951

	Residential Real Estate			Consumer			Commercial & Industrial
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$93,303	$104,181	$116,461	$4,896	$5,751	$6,144	$6,389	$5,093	$6,161
Special mention	39,020	41,964	46,089	13,250	14,484	15,613	508	546	1,139
Substandard	51,885	61,337	66,952	20,478	22,257	23,876	3,301	4,404	5,280
Doubtful	—	—	—	—	—	—	—	—	—
	$184,208	$207,482	$229,502	$38,624	$42,492	$45,633	$10,198	$10,043	$12,580

	Total Acquired
	Credit Impaired Loans
	June 30,	December 31,	June 30,
	2019	2018	2018
Pass	$256,105	$296,106	$332,005
Special mention	69,770	74,388	90,293
Substandard	98,709	119,229	134,107
Doubtful	—	—	—
	$424,584	$489,723	$556,405

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2019
Commercial real estate:
Construction and land development	$630	$54	$498	$1,182	$878,542	$879,724
Commercial non-owner occupied	—	—	—	—	1,723,640	1,723,640
Commercial owner occupied	1,474	4,514	1,161	7,149	1,582,838	1,589,987
Consumer real estate:
Consumer owner occupied	669	215	2,953	3,837	2,076,112	2,079,949
Home equity loans	424	136	592	1,152	513,090	514,242
Commercial and industrial	1,007	369	107	1,483	1,113,030	1,114,513
Other income producing property	674	514	110	1,298	212,905	214,203
Consumer	676	415	746	1,837	501,631	503,468
Other loans	—	—	—	—	1,601	1,601
	$5,554	$6,217	$6,167	$17,938	$8,603,389	$8,621,327
December 31, 2018
Commercial real estate:
Construction and land development	$693	$305	$452	$1,450	$839,995	$841,445
Commercial non-owner occupied	68	18	396	482	1,415,069	1,415,551
Commercial owner occupied	1,639	1,495	904	4,038	1,513,513	1,517,551
Consumer real estate:
Consumer owner occupied	1,460	789	943	3,192	1,933,073	1,936,265
Home equity loans	744	532	713	1,989	493,159	495,148
Commercial and industrial	898	120	573	1,591	1,053,361	1,054,952
Other income producing property	169	26	289	484	213,869	214,353
Consumer	437	174	718	1,329	447,335	448,664
Other loans	—	—	—	—	9,357	9,357
	$6,108	$3,459	$4,988	$14,555	$7,918,731	$7,933,286
June 30, 2018
Commercial real estate:
Construction and land development	$1,222	$—	$344	$1,566	$905,324	$906,890
Commercial non-owner occupied	354	19	659	1,032	1,134,203	1,135,235
Commercial owner occupied	1,578	1,599	1,314	4,491	1,367,962	1,372,453
Consumer real estate:
Consumer owner occupied	479	387	900	1,766	1,732,158	1,733,924
Home equity loans	913	473	1,114	2,500	454,446	456,946
Commercial and industrial	762	94	815	1,671	939,396	941,067
Other income producing property	157	5	259	421	205,086	205,507
Consumer	475	202	557	1,234	415,416	416,650
Other loans	—	—	—	—	28,867	28,867
	$5,940	$2,779	$5,962	$14,681	$7,182,858	$7,197,539

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2019
Commercial real estate:
Construction and land development	$169	$169	$317	$655	$59,736	$60,391
Commercial non-owner occupied	640	—	265	905	594,462	595,367
Commercial owner occupied	933	366	891	2,190	373,997	376,187
Consumer real estate:
Consumer owner occupied	970	—	413	1,383	575,901	577,284
Home equity loans	1,107	322	587	2,016	206,761	208,777
Commercial and industrial	1,266	1,543	323	3,132	148,447	151,579
Other income producing property	897	10	109	1,016	109,990	111,006
Consumer	424	194	323	941	98,749	99,690
	$6,406	$2,604	$3,228	$12,238	$2,168,043	$2,180,281
December 31, 2018
Commercial real estate:
Construction and land development	$647	$45	$365	$1,057	$164,013	$165,070
Commercial non-owner occupied	607	21	283	911	678,342	679,253
Commercial owner occupied	964	1,006	—	1,970	419,871	421,841
Consumer real estate:
Consumer owner occupied	1,127	621	789	2,537	626,276	628,813
Home equity loans	1,286	442	2,209	3,937	238,488	242,425
Commercial and industrial	2,648	130	19	2,797	209,740	212,537
Other income producing property	603	276	129	1,008	132,102	133,110
Consumer	574	209	532	1,315	110,462	111,777
	$8,456	$2,750	$4,326	$15,532	$2,579,294	$2,594,826
June 30, 2018
Commercial real estate:
Construction and land development	$666	$66	$309	$1,041	$280,241	$281,282
Commercial non-owner occupied	2,936	—	157	3,093	749,372	752,465
Commercial owner occupied	1,121	11	737	1,869	484,385	486,254
Consumer real estate:
Consumer owner occupied	1,434	207	860	2,501	674,095	676,596
Home equity loans	1,656	326	2,197	4,179	274,727	278,906
Commercial and industrial	115	118	21	254	304,610	304,864
Other income producing property	544	14	145	703	168,689	169,392
Consumer	436	717	296	1,449	125,216	126,665
	$8,908	$1,459	$4,722	$15,089	$3,061,335	$3,076,424

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2019
Commercial real estate	$883	$244	$4,263	$5,390	$159,150	$164,540
Commercial real estate—construction and development	126	—	152	278	26,736	27,014
Residential real estate	3,011	2,101	4,302	9,414	174,794	184,208
Consumer	567	174	664	1,405	37,219	38,624
Commercial and industrial	49	—	80	129	10,069	10,198
	$4,636	$2,519	$9,461	$16,616	$407,968	$424,584
December 31, 2018
Commercial real estate	$876	$112	$4,533	$5,521	$191,243	$196,764
Commercial real estate—construction and development	115	12	2,816	2,943	29,999	32,942
Residential real estate	4,620	1,251	8,487	14,358	193,124	207,482
Consumer	722	90	839	1,651	40,841	42,492
Commercial and industrial	2,437	—	88	2,525	7,518	10,043
	$8,770	$1,465	$16,763	$26,998	$462,725	$489,723
June 30, 2018
Commercial real estate	$621	$553	$7,637	$8,811	$218,928	$227,739
Commercial real estate—construction and development	175	—	3,212	3,387	37,564	40,951
Residential real estate	5,279	3,989	6,948	16,216	213,286	229,502
Consumer	767	174	763	1,704	43,929	45,633
Commercial and industrial	125	386	465	976	11,604	12,580
	$6,967	$5,102	$19,025	$31,094	$525,311	$556,405

The following is a summary of certain information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
June 30, 2019
Commercial real estate:
Construction and land development	$36,539	$321	$35,809	$36,130	$715
Commercial non-owner occupied	187	85	16	101	1
Commercial owner occupied	6,673	3,833	1,607	5,440	33
Consumer real estate:
Consumer owner occupied	5,989	3,983	1,583	5,566	35
Home equity loans	2,566	1,084	1,352	2,436	125
Commercial and industrial	2,708	509	2,165	2,674	394
Other income producing property	2,333	129	1,935	2,064	78
Consumer	158	—	98	98	3
Total	$57,153	$9,944	$44,565	$54,509	$1,384
December 31, 2018
Commercial real estate:
Construction and land development	$38,314	$339	$37,574	$37,913	$788
Commercial non-owner occupied	1,157	536	489	1,025	70
Commercial owner occupied	5,085	3,101	1,041	4,142	27
Consumer real estate:
Consumer owner occupied	7,291	4,992	1,769	6,761	41
Home equity loans	2,953	1,129	1,697	2,826	142
Commercial and industrial	1,332	467	824	1,291	416
Other income producing property	3,117	150	2,722	2,872	142
Consumer	211	—	188	188	2
Total	$59,460	$10,714	$46,304	$57,018	$1,628
June 30, 2018
Commercial real estate:
Construction and land development	$42,955	$600	$41,792	$42,392	$846
Commercial non-owner occupied	1,505	831	517	1,348	93
Commercial owner occupied	5,733	3,031	1,719	4,750	44
Consumer real estate:
Consumer owner occupied	6,085	4,631	997	5,628	30
Home equity loans	3,256	1,146	1,998	3,144	180
Commercial and industrial	1,876	724	1,110	1,834	485
Other income producing property	3,473	234	3,006	3,240	144
Consumer	325	—	257	257	7
Total	$65,208	$11,197	$51,396	$62,593	$1,829

Acquired credit impaired loans are accounted for in pools as shown on page 21 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended June 30,
	2019		2018
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$37,194	$310	$44,295	$298
Commercial non-owner occupied	238	2	1,265	9
Commercial owner occupied	4,830	94	5,164	72
Consumer real estate:
Consumer owner occupied	6,226	44	5,561	44
Home equity loans	2,595	32	3,156	36
Commercial and industrial	1,994	66	1,756	19
Other income producing property	2,210	24	3,163	42
Consumer	104	—	285	—
Total Impaired Loans	$55,391	$572	$64,645	$520

	Six Months Ended June 30,
	2019		2018
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$37,021	$791	$42,811	$810
Commercial non-owner occupied	563	4	1,362	15
Commercial owner occupied	4,791	161	5,196	147
Consumer real estate:
Consumer owner occupied	6,164	93	5,630	87
Home equity loans	2,631	64	3,077	65
Commercial and industrial	1,982	86	1,495	36
Other income producing property	2,468	54	3,189	88
Consumer	144	—	248	—
Other loans	—	—	—	—
Total Impaired Loans	$55,764	$1,253	$63,008	$1,248

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Commercial non-owner occupied real estate:
Construction and land development	$299	$424	$423
Commercial non-owner occupied	481	831	1,109
Total commercial non-owner occupied real estate	780	1,255	1,532
Consumer real estate:
Consumer owner occupied	6,688	7,109	6,465
Home equity loans	1,740	2,333	2,308
Total consumer real estate	8,428	9,442	8,773
Commercial owner occupied real estate	3,459	1,068	1,526
Commercial and industrial	285	647	811
Other income producing property	351	500	323
Consumer	1,351	1,267	893
Restructured loans	671	648	902
Total loans on nonaccrual status	$15,325	$14,827	$14,760

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Commercial non-owner occupied real estate:
Construction and land development	$1,207	$252	$369
Commercial non-owner occupied	277	283	—
Total commercial non-owner occupied real estate	1,484	535	369
Consumer real estate:
Consumer owner occupied	1,699	3,864	2,136
Home equity loans	3,023	4,512	4,234
Total consumer real estate	4,722	8,376	6,370
Commercial owner occupied real estate	1,108	1,470	885
Commercial and industrial	964	1,296	101
Other income producing property	228	244	254
Consumer	1,442	1,568	1,394
Total loans on nonaccrual status	$9,948	$13,489	$9,373

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the six months ended June 30, 2019 and 2018, our TDRs were not material.

Note 6—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Beginning balance	$11,410	$11,203
Acquired in PSC acquisition	—	210
Additions	7,632	10,259
Writedowns	(487)	(932)
Sold	(4,049)	(3,518)
Ending Balance	$14,506	$17,222

At June 30, 2019, there were a total of 69 properties included in OREO compared to 86 properties at June 30, 2018. At June 30, 2019, we had $2.5 million in residential real estate included in OREO and $6.3 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7 — Leases

As of June 30, 2019, we had operating ROU assets of $84.5 million and operating lease liabilities of $85.0 million. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 25 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term. We do not sublease any portion of these locations to third parties.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30,	June 30,
	2019	2019
Lease Expense Components:
Operating lease expense	$2,173	$4,319
Short-term lease expense	132	276
Variable lease expense	117	186
Total lease expense	$2,422	$4,781
Supplemental Cash Flow and Other Information Related to Leases:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,918	$3,808
Initial ROU assets recorded in exchange for new lease liabilities - operating leases	$2,994	$4,950
Weighted - average remaining lease term (years) - operating leases		14.40
Weighted - average discount rate - operating leases		4.0%

		June 30,
		2019
Supplemental Balance Sheet Information Related to Leases
Operating lease ROU assets (premises and equipment)		$84,464
Operating lease liabilities (other liabilities)		$84,968

Maturity Analysis of Lease Liabilities:
Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)		$3,796
2020		7,531
2021		7,989
2022		8,007
2023		8,021
Thereafter		78,176
Total		113,520
Less: Imputed Interest		(28,552)
Lease Liability		$84,968

As of June 30, 2019, we did not maintain any finance leases, leases with related parties, and we determined that the number and dollar amount of our equipment leases was immaterial. As of June 30, 2019, we have additional operating leases that have not yet commenced of $4.9 million. These operating leases will commence in fiscal year 2019 with lease terms of 15 years. Disclosures for prior periods under the previous accounting guidance were on an annual basis only, therefore are not included for the June 30, 2019 interim reporting period.

Note 8 — Deposits

Our total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Certificates of deposit	$1,732,554	$1,775,095	$1,804,657
Interest-bearing demand deposits	5,588,061	5,407,175	5,216,942
Non-interest bearing demand deposits	3,255,906	3,061,769	3,152,828
Savings deposits	1,339,293	1,399,815	1,458,208
Other time deposits	6,466	3,079	5,654
Total deposits	$11,922,280	$11,646,933	$11,638,289

At June 30, 2019, December 31, 2018, and June 30, 2018, we had $310.2 million, $320.0 million, and $336.9 million in certificates of deposits of $250,000 and greater, respectively. At June 30, 2019, December 31, 2018, and June 30, 2018, we had $3.9 million, $7.6 million and $19.8 million, in traditional, out-of-market brokered deposits, respectively.

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

Effective July 1, 2009, we suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan. The pension plan remained suspended as of June 30, 2019.

During 2018, we made the decision to terminate the non-contributory defined benefit pension plan. We received approval from the IRS through a determination letter in the fourth quarter of 2018 to proceed with the termination. The termination of the pension plan was recorded during the second quarter of 2019 and distributions of assets from the plan will be fully paid out by the third quarter of 2019. During the second quarter of 2019, the Company recorded a charge of $9.5 million related to the termination of the pension plan in the consolidated statement of income. This cost was the result of the recognition of the pre-tax losses from the pension plan that were recorded and held in accumulated other comprehensive income of $7.7 and the write-off of the pension plan asset of $1.8 million. Participants have the option to be fully paid out in a lump sum or be paid through an annuity over time. If the participant chooses the annuity, the funds will be placed in an annuity product with a third party.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. In 2018, employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2018, we paid a 0.75% discretionary matching contribution in the first quarter of 2019. Currently, we expect the same terms in the employees’ savings plan for 2019. We expensed $1.7 million and $3.0 million for the 401(k) plan during the three and six months ended June 30, 2019 compared to $896,000 and $3.3 million for the three and six months ended June 30, 2018, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2019	2018	2019	2018
Basic earnings per common share:
Net income	$41,460	$40,459	$85,827	$82,785
Weighted-average basic common shares	35,089	36,677	35,268	36,657
Basic earnings per common share	$1.18	$1.10	$2.43	$2.25
Diluted earnings per share:
Net income	$41,460	$40,459	$85,827	$82,785
Weighted-average basic common shares	35,089	36,677	35,268	36,657
Effect of dilutive securities	211	252	193	253
Weighted-average dilutive shares	35,300	36,929	35,461	36,910
Diluted earnings per common share	$1.17	$1.09	$2.42	$2.24

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2019			2018			2019			2018
Number of shares			63,313			61,272			63,313			61,272
Range of exercise prices	$69.48	to	$91.35	$91.05	to	$91.35	$69.48	to	$91.35	$91.05	to	$91.35

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2019	213,866	$61.28
Granted	—	—
Exercised	(12,722)	31.62
Outstanding at June 30, 2019	201,144	63.16	5.39	$3,201
Exercisable at June 30, 2019	155,472	56.07	4.63	$3,137
Weighted-average fair value of options granted during the year	$0.00

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued (There have been no stock options issued in 2019):

	Six months ended June 30,
	2019		2018
Dividend yield	—%		1.46%
Expected life	—	years	8.5	years
Expected volatility	—%		28.0%
Risk-free interest rate	—%		2.54%

As of June 30, 2019, there was $1.0 million of total unrecognized compensation cost related to nonvested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.26 years as of June 30, 2019.  The total fair value of shares vested during the six months ended June 30, 2019 was $799,000.

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

Nonvested restricted stock for the six months ended June 30, 2019 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2019	104,419	$62.45
Granted	8,934	73.34
Vested	(26,514)	74.29
Forfeited	(2,332)	73.89
Nonvested at June 30, 2019	84,507	59.57

As of June 30, 2019, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.51 years as of June 30, 2019. The total fair value of shares vested during the six months ended June 30, 2019 was $2.1 million.

Restricted Stock Units

We from time-to-time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met. For the six months ended June 30, 2019, we accrued for 88.1% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the six months ended June 30, 2019 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2019	200,540	$85.10
Granted	152,564	67.83
Forfeited	(1,651)	89.43
Nonvested at June 30, 2019	351,453	77.58

As of June 30, 2019, there was $13.4 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.06 years as of June 30, 2019. The total fair value of RSUs vested during the six months ended June 30, 2019 was $2.9 million. During the six months ended June 30, 2019, 44,599 vested restricted stock units were issued to the participants in the 2016 Long-Term Incentive Plan.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2019, commitments to extend credit and standby letters of credit totaled $2.8 billion. We do not anticipate any material losses as a result of these transactions.

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

The Company and the Bank are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of June 30, 2019, there is no pending or threatened litigation that will have a material effect on our consolidated financial position or results of operations.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ALLL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019:
Assets
Derivative financial instruments	$17,587	$—	$17,587	$—
Loans held for sale	47,796	—	47,796	—
Securities available for sale:
Government-sponsored entities debt	66,529	—	66,529	—
State and municipal obligations	182,146	—	182,146	—
Mortgage-backed securities	1,468,601	—	1,468,601	—
Total securities available for sale	1,717,276	—	1,717,276	—
Mortgage servicing rights	30,332	—	—	30,332
	$1,812,991	$—	$1,782,659	$30,332
Liabilities
Derivative financial instruments	$30,286	$—	$30,286	$—

December 31, 2018:
Assets
Derivative financial instruments	$5,090	$—	$5,090	$—
Loans held for sale	22,925	—	22,925	—
Securities available for sale:
Government-sponsored entities debt	48,251	—	48,251	—
State and municipal obligations	200,768	—	200,768	—
Mortgage-backed securities	1,268,048	—	1,268,048	—
Total securities available for sale	1,517,067	—	1,517,067	—
Mortgage servicing rights	34,727	—	—	34,727
	$1,579,809	$—	$1,545,082	$34,727
Liabilities
Derivative financial instruments	$4,421	$—	$4,421	$—

June 30, 2018:
Assets
Derivative financial instruments	$8,848	$—	$8,848	$—
Loans held for sale	36,968	—	36,968	—
Securities available for sale:
Government-sponsored entities debt	47,613	—	47,613	—
State and municipal obligations	223,816	—	223,816	—
Mortgage-backed securities	1,306,570	—	1,306,570	—
Total securities available for sale	1,577,999	—	1,577,999	—
Mortgage servicing rights	35,107	—	—	35,107
	$1,658,922	$—	$1,623,815	$35,107
Liabilities
Derivative financial instruments	$8,097	$—	$8,097	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2019. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2019 and 2018 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2019	$34,727	$—
Servicing assets that resulted from transfers of financial assets	2,558	—
Changes in fair value due to valuation inputs or assumptions	(4,924)	—
Changes in fair value due to decay	(2,029)	—
Fair value , June 30, 2019	$30,332	$—

Fair value, January 1, 2018	$31,119	$—
Servicing assets that resulted from transfers of financial assets	3,112	—
Changes in fair value due to valuation inputs or assumptions	2,945	—
Changes in fair value due to decay	(2,069)	—
Fair value, June 30, 2018	$35,107	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2019 or 2018.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019:
OREO	$14,506	$—	$—	$14,506
Non-acquired impaired loans	4,946	—	—	4,946
December 31, 2018:
OREO	$11,410	$—	$—	$11,410
Non-acquired impaired loans	13,164	—	—	13,164
June 30, 2018:
OREO	$17,222	$—	$—	$17,222
Non-acquired impaired loans	5,909	—	—	5,909

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			June 30,	December 31,	June 30,
	Valuation Technique	Unobservable Input	2019	2018	2018
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	3%	3%	3%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	22%	23%	17%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019, December 31, 2018 and June 30, 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of FHLB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 4—Investment Securities for additional information, as well as page 40 regarding fair value.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2019
Financial assets:
Cash and cash equivalents	$851,971	$851,971	$851,971	$—	$—
Investment securities	1,766,400	1,766,400	49,124	1,717,276	—
Loans held for sale	47,796	47,796	—	47,796	—
Loans, net of allowance for loan losses	11,167,979	11,278,624	—	—	11,278,624
Accrued interest receivable	38,650	38,650	—	7,880	30,770
Mortgage servicing rights	30,332	30,332	—	—	30,332
Interest rate swap - non-designated hedge	14,561	14,561	—	14,561	—
Other derivative financial instruments (mortgage banking related)	3,026	3,026	—	3,026	—
Financial liabilities:
Deposits	11,922,280	11,124,796	—	11,124,796	—
Federal funds purchased and securities sold under agreements to repurchase	298,029	298,029	—	298,029	—
Other borrowings	816,414	819,306	—	819,306	—
Accrued interest payable	6,168	6,168	—	6,168	—
Interest rate swap - non-designated hedge	15,952	15,952	—	15,952	—
Interest rate swap - cash flow hedge	14,334	14,334	—	14,334	—
Other derivative financial instruments (mortgage banking related)	—	—	—	—	—
Off balance sheet financial instruments:
Commitments to extend credit	—	27,579	—	27,579	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$408,983	$408,983	$408,983	$—	$—
Investment securities	1,542,671	1,542,671	25,604	1,517,067	—
Loans held for sale	22,925	22,925	—	22,925	—
Loans, net of allowance for loan losses	10,962,037	10,613,571	—	—	10,613,571
Accrued interest receivable	35,997	35,997	—	6,908	29,089
Mortgage servicing rights	34,727	34,727	—	—	34,727
Interest rate swap - non-designated hedge	3,824	3,824	—	3,824	—
Other derivative financial instruments (mortgage banking related)	1,267	1,267	—	1,267	—
Financial liabilities:
Deposits	11,646,933	10,561,394	—	10,561,394	—
Federal funds purchased and securities sold under agreements to repurchase	270,649	270,649	—	270,649	—
Other borrowings	266,084	269,134	—	269,134	—
Accrued interest payable	4,719	4,719	—	4,719	—
Interest rate swap - non-designated hedge	4,373	4,373	—	4,373	—
Interest rate swap - cash flow hedge	48	48	—	48	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(88,424)	—	(88,424)	—
June 30, 2018
Financial assets:
Cash and cash equivalents	$396,849	$396,849	$396,849	$—	$—
Investment securities	1,597,727	1,597,731	19,229	1,578,502	—
Loans held for sale	36,968	36,968	—	36,968	—
Loans, net of allowance for loan losses	10,778,068	10,547,778	—	—	10,547,778
Accrued interest receivable	33,751	33,751	—	7,333	26,418
Mortgage servicing rights	35,107	35,107	—	—	35,107
Interest rate swap - non-designated hedge	7,750	7,750	—	7,750	—
Other derivative financial instruments (mortgage banking related)	1,098	1,098	—	1,098	—
Financial liabilities:
Deposits	11,638,289	10,675,705	—	10,675,705	—
Federal funds purchased and securities sold under agreements to repurchase	331,969	331,969	—	331,969	—
Other borrowings	115,754	119,221	—	119,221	—
Accrued interest payable	3,882	3,882	—	3,882	—
Interest rate swap - cash flow hedge	116	116	—	116	—
Interest rate swap - non-designated hedge	7,981	7,981	—	7,981	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(62,060)	—	(62,060)	—

Note 14 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended June 30, 2019
Balance at March 31, 2019	$(6,355)	$(4,906)	$(2,113)	$(13,374)
Other comprehensive gain (loss) before reclassifications	—	19,183	(8,795)	10,388
Amounts reclassified from accumulated other comprehensive income (loss)	6,058	(1,333)	(273)	4,452
Net comprehensive income (loss)	6,058	17,850	(9,068)	14,840
Balance at June 30, 2019	$(297)	$12,944	$(11,181)	$1,466

Three Months Ended June 30, 2018
Balance at March 31, 2018	$(7,607)	$(22,617)	$(126)	$(30,350)
Other comprehensive income (loss) before reclassifications	—	(6,409)	6	(6,403)
Amounts reclassified from accumulated other comprehensive income	151	500	31	682
Net comprehensive income (loss)	151	(5,909)	37	(5,721)
Balance at June 30, 2018	$(7,456)	$(28,526)	$(89)	$(36,071)

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(6,450)	$(18,394)	$(37)	$(24,881)
Other comprehensive income (loss) before reclassifications	—	33,092	(10,876)	22,216
Amounts reclassified from accumulated other comprehensive income (loss)	6,153	(1,754)	(268)	4,131
Net comprehensive income (loss)	6,153	31,338	(11,144)	26,347
Balance at June 30, 2019	$(297)	$12,944	$(11,181)	$1,466

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(5,998)	$(4,278)	$(151)	$(10,427)
Other comprehensive income (loss) before reclassifications	—	(23,601)	34	(23,567)
Amounts reclassified from accumulated other comprehensive income	302	500	68	870
Net comprehensive income (loss)	302	(23,101)	102	(22,697)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at June 30, 2018	$(7,456)	$(28,526)	$(89)	$(36,071)

See the Capital Resources section of Management Discussion and Analysis on page 76 for discussion of changes in accumulated other comprehensive income (loss) during 2019.

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2019	2018	2019	2018	Income Statement Line Item Affected
Gains (losses) on cash flow hedges:
Interest rate contracts	$(350)	$39	$(343)	$87	Interest expense
	77	(8)	75	(19)	Provision for income taxes
	(273)	31	(268)	68	Net income
(Gains) losses on sales of available for sale securities:
	$(1,709)	$641	$(2,250)	$641	Securities gains (losses), net
	376	(141)	496	(141)	Provision for income taxes
	(1,333)	500	(1,754)	500	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$7,767	$194	$7,888	$387	Salaries and employee benefits
	(1,709)	(43)	(1,735)	(85)	Provision for income taxes
	6,058	151	6,153	302	Net income
Total reclassifications for the period	$4,452	$682	$4,131	$870

Note 15 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			June 30, 2019			June 30, 2018
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk on Junior Subordinated Debt:
Pay fixed rate swap with counterparty	Other Liabilities	$—	$—	$—	$8,000	$—	$116

Cash flow hedges of interest rate risk on FHLB Advances:
Pay fixed rate swap with counterparty	Other Liabilities	$700,000	$—	$14,334	$—	$—	$—

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,784	$—	$197	$2,824	$8	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$432,963	$14,561	$478	$327,027	$437	$7,947
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$432,963	$—	$15,277	$327,027	$7,271	$—

Not designated hedges of interest rate risk: Foreign Exchange
Matched foreign exchange swaps with borrower	Other Assets	$—	$—	$—	$2,521	$—	$34
Matched foreign exchange swaps with counterparty	Other Liabilities	$—	$—	$—	$2,521	$34	$—

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	$139,500	$1,834	$—	$63,500	$291	$—
Forward sales commitments used to hedge mortgage pipeline	Other Assets	$93,949	$1,192	$—	$92,584	807	$—

Total derivatives		$1,802,159	$17,587	$30,286	$826,004	$8,848	$8,097

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We have three cash flow hedges as of June 30, 2019. We had one cash flow hedge mature during the second quarter of 2019. For more information regarding the fair value of our derivative financial instruments, see Note 13 to these financial statements.

Our cash flow hedge, in which we utilized an interest rate swap agreement to essentially convert a portion of its variable-rate debt to a fixed rate (cash flow hedge), matured June 15, 2019 and was no longer in existence at June 30, 2019. During 2009, we entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. We hedged the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate. The notional amount on which the interest payments were based was not be exchanged. This derivatives contract called for us to pay a fixed rate of 4.06% on the $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

For the three remaining cash flow hedges, we utilize interest rate swap agreements to manage interest rate risk related to funding through short term FHLB advances. In March 2019, we entered into three-month FHLB advances for $350 million and $150 million for which at this time we plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million and $150 million to manage the interest rate risk related to these FHLB advances. In June 2019, we entered into a three-month FHLB advance for $200 million for which at this time we plan to continuously renew. At the same time, we entered into an interest rate swap agreement with a notional amount of $200 million to manage the interest rate risk related to this FHLB advance. With our plan to continually renew and reprice the FHLB advances every three months, we are treating this funding as variable rate funding. We are hedging the cash flows from these FHLB advances against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt. The notional amount on which the interest payments are based will not be exchanged related to these interest rate swaps. The derivative contract on the $350 million notional amount calls for us to pay a fixed rate of 2.44% and receive a variable rate of three-month LIBOR (2.39% at June 30, 2019). The derivative contract on the $150 million notional amount calls for us to pay a fixed rate of 2.21% and receive a variable rate of three-month LIBOR (2.33% at June 30, 2019). The derivative contract on the $200 million notational amount calls for us to pay a fixed rate of 1.89% and receive a variable rate of three-month LIBOR (2.52% at June 30, 2019). The hedge for $350 million expires on March 23, 2023, the hedge for $150 million expires on March 29, 2024, and the hedge for the $200 million expires on June 3, 2024.

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

We recognized an after-tax unrealized loss on our cash flow hedges in other comprehensive income of $9.1 million and $11.1 million for the three and six months ended months ended June 30, 2019, respectively. This compares to an unrealized gain of $37,000 and $102,000 for the three and six months ended June 30, 2018. We recognized a $14.3 million cash flow hedge liability in other liabilities on the balance sheet at June 30, 2019, as compared to a $116,000 liability at June 30, 2018. There was no ineffectiveness in the cash flow hedge during the three and six months ended

June 30, 2019 and 2018. (See Note 14 – Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of both June 30, 2019 and 2018, we provided $0 and $300,000 of collateral, respectively, on the cash flow hedge on the junior subordinated debt which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. As of June 30, 2019, the Company provided $22.8 million of collateral on the cash flow hedges on the FHLB advances which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, we have a netting agreement with the counterparties.

Balance Sheet Fair Value Hedge

We maintain one loan swap, with an aggregate notional amount of $2.8 million at June 30, 2019, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge. All changes in fair value are recorded through earnings as noninterest income. There was no gain or loss recorded on this derivative for the three and six months ended June 30, 2019 or 2018.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2019, the interest rate swaps had an aggregate notional amount of approximately $865.9 million and the fair value of the interest rate swap derivatives are recorded in other assets at $14.6 million and in other liabilities at $15.8 million for a net liability position of $1.2 million, which was recorded through earnings. As of June 30, 2018, the interest rate swaps had an aggregate notional amount of approximately $654.1 million and the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $240,000. As of June 30, 2019, the Company provided $43.3 million of collateral on the customer swaps which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At June 30, 2019, there were no outstanding contracts or agreements related to foreign currency. At June 30, 2019, there were foreign exchange contracts of a notional amount of $2.5 million, representing the amount of contracts outstanding in U.S. dollars. If there were foreign currency contracts outstanding June 30, 2019, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and six months ended June 30, 2019 or 2018.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On June 30, 2019, we had derivative financial instruments outstanding with notional amounts totaling $139.5 million related to MSRs, compared to $63.5 million on June 30, 2018. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $1.8 million at June 30, 2019, compared to a gain of $291,000 at June 30, 2018.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Mortgage loan pipeline	$117,144	$50,442	$89,085
Expected closures	87,858	37,832	66,813
Fair value of mortgage loan pipeline commitments	1,878	705	1,159
Forward sales commitments	93,949	54,533	92,584
Fair value of forward commitments	(686)	(621)	(352)

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

The following table presents actual and required capital ratios as of June 30, 2019, December 31, 2018 and June 30, 2018 for the Company and the Bank under the Basel III capital rules. The minimum required capital amounts presented below include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. The minimum required capital levels plus the capital conservation buffer under the Basel III capital rules became fully phased-in as of January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2019
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,323,535	11.58%	$800,109	7.00%	$800,109	7.00%	$742,959	6.50%
South State Bank (the Bank)	1,419,395	12.42%	800,123	7.00%	800,123	7.00%	742,971	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,435,471	12.56%	971,561	8.50%	971,561	8.50%	914,411	8.00%
South State Bank (the Bank)	1,419,395	12.42%	971,578	8.50%	971,578	8.50%	914,426	8.00%
Total capital to risk-weighted assets:
Consolidated	1,494,019	13.07%	1,200,164	10.50%	1,200,164	10.50%	1,143,013	10.00%
South State Bank (the Bank)	1,477,943	12.93%	1,200,184	10.50%	1,200,184	10.50%	1,143,033	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,435,471	9.99%	574,940	4.00%	574,940	4.00%	718,675	5.00%
South State Bank (the Bank)	1,419,395	9.88%	574,780	4.00%	574,780	4.00%	718,475	5.00%
December 31, 2018:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,335,826	12.05%	$706,981	6.38%	$776,293	7.00%	$720,844	6.50%
South State Bank (the Bank)	1,427,764	12.87%	707,039	6.38%	776,356	7.00%	720,902	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,447,428	13.05%	873,330	7.88%	942,642	8.50%	887,192	8.00%
South State Bank (the Bank)	1,427,764	12.87%	873,401	7.88%	942,718	8.50%	887,264	8.00%
Total capital to risk-weighted assets:
Consolidated	1,503,561	13.56%	1,095,128	9.88%	1,164,440	10.50%	1,108,990	10.00%
South State Bank (the Bank)	1,483,897	13.38%	1,095,217	9.88%	1,164,534	10.50%	1,109,080	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,447,428	10.65%	543,506	4.00%	543,506	4.00%	679,383	5.00%
South State Bank (the Bank)	1,427,764	10.51%	543,387	4.00%	543,387	4.00%	679,234	5.00%
June 30, 2018:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,324,901	12.00%	$704,261	6.38%	$773,306	7.00%	$718,070	6.50%
South State Bank (the Bank)	1,413,812	12.80%	704,275	6.38%	773,321	7.00%	718,084	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,436,170	13.00%	869,970	7.88%	939,015	8.50%	883,779	8.00%
South State Bank (the Bank)	1,413,812	12.80%	869,986	7.88%	939,033	8.50%	883,796	8.00%
Total capital to risk-weighted assets:
Consolidated	1,488,805	13.48%	1,090,914	9.88%	1,159,960	10.50%	1,104,723	10.00%
South State Bank (the Bank)	1,466,447	13.27%	1,090,935	9.88%	1,159,982	10.50%	1,104,745	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,436,170	10.62%	540,869	4.00%	540,869	4.00%	676,086	5.00%
South State Bank (the Bank)	1,413,812	10.46%	540,726	4.00%	540,726	4.00%	675,907	5.00%

As of June 30, 2019, December 31, 2018, and June 30, 2018, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 17—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.0 billion at June 30, 2019. Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Gross carrying amount	$119,501	$121,736	$121,736
Accumulated amortization	(63,150)	(58,836)	(51,761)
	$56,351	$62,900	$69,975

Amortization expense totaled $3.3 million and $6.5 million for the three and six months ended June 30, 2019, respectively, compared to $3.7 million and $7.1 million for the three and six months ended June 30, 2018, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2019	$3,268
December 31, 2019	3,267
March 31, 2020	3,007
June 30, 2020	2,995
September 30, 2020	2,945
Thereafter	40,869
$56,351

Note 18 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of June 30, 2019, December 31, 2018, and June 30, 2018, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $3.1 billion, $3.1 billion, and $3.0 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during both the three and six months ended June 30, 2019 and June 30, 2018 was $2.0 million and $3.9 million, and $1.9 million and $3.8 million, respectively. Servicing fees are recorded in mortgage banking income in our consolidated statements of income.

At June 30, 2019, December 31, 2018, and June 30, 2018, MSRs were $32.3 million, $34.7 million, and $35.1 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2019 and June 30, 2018 were losses of $2.6 million and $4.9 million, compared with gains of $429,000 and $2.9 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 13 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Increase (decrease) in fair value of MSRs	$(2,568)	$429	$(4,924)	$2,945
Decay of MSRs	(1,143)	(1,141)	(2,029)	(2,069)
Gain (loss) related to derivatives	2,659	(339)	3,940	(1,893)
Net effect on statements of income	$(1,052)	$(1,051)	$(3,013)	$(1,017)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates increase, mortgage loan prepayments decelerate due to decreased refinance activity, which results in an increase in the fair value of the MSRs. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 13 — Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2019		2018		2018
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.8%		99.8%		99.7%
Adjustable-rate mortgage loans	0.2%		0.2%		0.3%
Total	100.0%		100.0%		100.0%
Weighted average life	6.54	years	7.88	years	8.56	years
Constant Prepayment rate (CPR)	10.1%		7.3%		6.1%
Weighted average discount rate	9.4%		9.4%		9.4%
Effect on fair value due to change in interest rates
25 basis point increase	$2,517		$1,504		$934
50 basis point increase	4,621		2,740		1,626
25 basis point decrease	(2,575)		(1,981)		(1,379)
50 basis point decrease	(5,540)		(4,421)		(3,112)

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

Custodial escrow balances maintained in connection with the loan servicing were $27.7 million and $26.0 million at June 30, 2019 and June 30, 2018, respectively.

Whole loan sales were $186.5 million and $301.7 million for the three and six months ended June 30, 2019, respectively, compared to $173.7 million and $328.5 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, $147.3 million and $236.5 million, or 79.0% and 78.4%, respectively, were sold with the servicing rights retained by the company, compared to $134.6 million and $253.0 million, or 77.5% and 77.0%, for the three and six months ended June 30, 2018, respectively

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $47.8 million, $22.9 million and $37.0 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

Note 19 – Investments in Qualified Affordable Housing Projects

We have investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the six months ended June 30, 2019, tax credits and other tax benefits of $3.1 million and amortization of $3.2 million were recorded. For the six months ended June 30, 2018, tax credits and other tax benefits of $2.4 million and amortization of $2.0 million were recorded. At June 30, 2019 and 2018, our carrying value of QAHPs was $72.2 million and $37.6 million, respectively, with an original investment of $89.2 million. We have $39.7 million and $16.9 million in remaining funding obligations related to these QAHPs recorded in liabilities at June 30, 2019 and 2018, respectively. None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At June 30, 2019, December 31, 2018 and June 30, 2018, our repurchase agreements totaled $260.4 million, $205.3 million, and $243.1 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2019, December 31, 2018 and June 30, 2018. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $260.4 million, $205.3 million and $243.1 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 21 – Subsequent Events

In June 2019, the Board of Directors approved and reset the number of shares available to be repurchased to 2,000,000 common shares under the 2019 Stock Repurchase Program (“Repurchase Program”). In July 2019, we repurchased an additional 594,400 shares at an average price of $75.05 a share for a total of $44.6 million in common stock. We may repurchase up to an additional 1,264,400 shares of common stock under the Repurchase Program. We are not obligated to repurchase any additional shares under the Repurchase Program, and any repurchases under the Repurchase Program after June 6, 2020 would require additional Federal Reserve approval.

We have evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and have determined that there is no additional disclosure necessary.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2018. Results for the six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

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

At June 30, 2019, we had approximately $15.7 billion in assets and 2,544 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 and also analyzes our financial condition as of June 30, 2019 as compared to December 31, 2018 and June 30, 2018. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Branch consolidation and other cost initiatives - 2019

In mid-January 2019, the Company scheduled the closure of 13 branch locations during 2019. All but one of those locations was closed during the second quarter of 2019. In addition, certain cost reduction initiatives began during the first quarter of 2019. The cost incurred with these closures and cost initiatives totals $3.1 million for the first six months, with $2.1 million in the second quarter of 2019. The annual savings of these closures and cost initiatives is expected to be $13.0 million, and the net impact on 2019 anticipated to be approximately $10.0 million. In the second quarter of 2019, the Company recognized approximately $2.5 million in cost saves, and expect to realize another $6.4 million in the third and fourth quarter of 2019.

Pension plan termination – 2nd Quarter 2019

During the second quarter of 2019, the Company recorded the impact of the termination of the pension plan. The pre-tax, non-cash charge totaled $9.5 million and comprised of $7.7 million that was reclassified from accumulated other comprehensive income and a charge of $1.8 million for the net pension plan asset. This action supports the Company’s long-term focus on managing noninterest expense to 0% to 3% growth annually.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of June 30, 2019, December 31, 2018 and June 30, 2018, the balance of goodwill was $1.0 billion for all periods. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

We evaluated the carrying value of goodwill as of April 30, 2019, our annual test date, and determined that no impairment charge was necessary. Our stock price has historically traded above its book value and tangible book value. At June 30, 2019, our stock price was $73.67 which was above book value of $68.34 and tangible book value of $37.85. Based on the updated analysis of goodwill as of April 30, 2019 and the fact that our stock price has traded above book value for most of the quarter and at the end of the quarter, we believe there is no impairment of goodwill as of June 30, 2019. Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at June 30, 2019 or 2018.

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

Results of Operations

We reported consolidated net income of $41.5 million, or diluted earnings per share (“EPS”) of $1.17, for the second quarter of 2019 as compared to consolidated net income of $40.5 million, or diluted EPS of $1.09, in the comparable period of 2018, a 2.5% increase. The $1.0 million increase in consolidated net income was primarily the net result of the following items:

●	An $8.3 million increase in interest income, resulting primarily from a $5.5 million increase in interest income from loans and a $2.2 million increase in interest income from federal funds sold and securities purchased under agreements to resell. Non-acquired loan interest income increased $20.4 million due to both a $1.5 billion increase in average balance and a 26 basis point increase in yield. This increase was offset by a $14.9 million decline in interest income from the acquired loan portfolio due to a $1.0 billion decline in the average loan balance;
●	A $10.6 million increase in interest expense, resulting primarily from a 40 basis points increase in the cost of funds on interest-bearing liabilities due to both the higher rate environment and the competition for deposits in our markets. The interest expense on interest-bearing deposits increased $7.4 million mainly driven by a 33 basis points increase in average cost while interest expense on other borrowings increased $3.2 million driven by a $511.9 million or 308.5% increase in average balance;
●	A $774,000 decrease in the provision for loan losses, which primarily resulted from an $826,000 decrease in the provision for loan losses within the non-acquired loan portfolio and from a $271,000 decrease in the provision for loan losses within the acquired credit impaired loan portfolio. The provision for loan losses for the acquired non-credit impaired loan portfolio increased by $323,000 during the second quarter of 2019 compared to the same period in 2018. The decrease in the provision for the non-acquired loan portfolio was due to the continued low amount of net charge-offs excluding overdrafts and ready reserves and the continued strength in the asset quality of the portfolio. The decrease in the provision in the acquired credit impaired loan portfolio was due to us having a lower impairment in the valuation allowance of $251,000 in the second quarter of 2019 compared to an impairment of $522,000 in the second quarter of 2018;
●	A $93,000 increase in noninterest income, which resulted primarily from a $2.0 million increase in mortgage banking income and a $2.4 million increase in gains (loss) on sale of securities. These increases were mostly offset by a $3.9 million decline in fees on deposit accounts. (See Noninterest Income section on page 74 for further discussion);
●	A $1.1 million decrease in noninterest expense, which resulted primarily from a $12.0 million decrease in merger and branch consolidation related expense and a $1.8 million decrease in FDIC assessment and other regulatory charges. These decreases were mostly offset by $9.5 million charge related to the termination of the pension plan during the second quarter of 2019 and an increase in salaries and employee benefits of $3.5 million. (See Noninterest Expense section on page 75 for further discussion); and
●	A $1.4 million decrease in the provision for income taxes. This decrease was due to a lower effective tax rate that was attributable to an increase in federal tax credits available and the absence of the tax expense related to the revaluation of deferred taxes.

Our asset quality related to non-acquired loans continued to remain strong at the end of the second quarter of 2019. Non-acquired nonperforming assets decreased from $23.0 million at June 30, 2018 to $20.0 million at June 30, 2019, a decrease of $3.1 million, which resulted from a $3.7 million decrease in OREO and a $735,000 increase in non-acquired nonperforming loans. The decrease in OREO was primarily the result of a higher balance in OREO at June 30, 2018 from the closing of branches during the first half of 2018 due to the merger with PSC. The Company moved $5.3 million in properties related to closed branches to OREO during the second quarter of 2018, most of which have now been sold. Non-acquired nonperforming assets remained flat at $20.0 million at June 30, 2019 compared to the previous quarter at March 31, 2019. Annualized net charge-offs for the second quarter of 2019 were 0.02%, or $452,000, compared to net charge-offs in the second quarter of 2018 of 0.01%, or $189,000, and net charge-offs in the first quarter of 2019 of 0.02%, or $493,000.

The ALLL declined to 0.62% of total non-acquired loans at June 30, 2019 compared to 0.65% at December 31, 2018 and 0.67% at June 30, 2018. The allowance provides 3.43 times coverage of non-acquired nonperforming loans at June 30, 2019, an increase from 3.41 times at December 31, 2018, and an increase from 3.22 times at June 30, 2018. We continue to show solid and stable asset quality numbers and ratios.

Nonperforming acquired non-credit impaired loans increased $395,000 from $9.6 million at June 30, 2018 and decreased $3.7 million from $13.7 million at December 31, 2018 to $10.0 million at June 30, 2019. The decrease from December 31, 2018 was mainly due to payoffs and pay downs on several nonperforming loans during the second quarter of 2019. During the second quarter of 2019, we had net charge-offs related to acquired non-credit impaired loans of $1.4 million, or 0.25% annualized, and accordingly, recorded a provision for loan losses equal to the net charge-off for the same amount. The net charge-offs in the second quarter of 2019 were mainly related to two loan relationships. We had a net charge-off of $1.1 million in the second quarter of 2018 and net charge-offs of $168,000 in the first quarter of 2019 related to acquired non-credit impaired loans.

During the second quarter of 2019, the valuation allowance on acquired credit impaired loans increased $109,000, or 2.4%. This was due to impairments recorded through the provision for loan losses of $251,000 offset by loan removals from loans being paid off, fully charged off or transferred to OREO of $142,000. From June 30, 2018, the valuation allowance on acquired credit impaired loans increased $197,000, or 4.5%. This was due to impairments recorded through the provision for loan losses of $690,000 offset by loan removals form loans being paid off, fully charged off or transferred to OREO of $493,000.

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

During the second quarter of 2019, acquired loan interest income declined $2.2 million due to lower average acquired loan balance from payoffs and paydowns compared to the first quarter of 2019. Below is additional detail of the second quarter of 2019 changes within the acquired loan portfolio:

●	Acquired credit impaired period-end loan balances decreased by $32.2 million, and acquired non-credit impaired period-end loan balances decreased by $198.5 million, from March 31, 2019. The yield on acquired loans was up to 6.54% from 6.34% at March 31, 2019. The increase in the yield, in the second quarter of 2019, was primarily the result of the receipt of $1.0 million on an acquired credit impaired loan. As mentioned above, the average balance of acquired loans decreased by $252.2 million compared to the first quarter of 2019.
●	Net impairments of acquired credit impaired loans in the second quarter of 2019 totaled $251,000 compared to $13,000 of impairment in the first quarter of 2019. In the second quarter of 2018, impairment of $522,000 was recorded.

The table below provides an analysis of the yield on our total loan portfolio, excluding loans held for sale, including both non-acquired and acquired loans (credit impaired and non-credit impaired loans). The acquired loan yield increased from the second quarter of 2018 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, along with the $1.0 million unexpected receipt discussed above.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2019	2018	2019	2018
Average balances:
Acquired loans, net of allowance for loan losses	$2,694,862	$3,742,517	$2,820,243	$3,874,405
Non-acquired loans	8,463,080	6,980,883	8,270,602	6,789,877
Total loans, excluding held for sale	$11,157,942	$10,723,400	$11,090,845	$10,664,282

Interest income:
Noncash interest income on acquired performing loans	$3,156	$7,570	$6,313	$17,155
Acquired loan interest income	40,767	51,207	83,693	103,164
Total acquired loans	43,923	58,777	90,006	120,319
Non-acquired loans	91,128	70,738	176,665	135,930
Total loans, excluding held for sale	$135,051	$129,515	$266,671	$256,249

Non-taxable equivalent yield:
Acquired loans	6.54%	6.30%	6.44%	6.26%
Non-acquired loans	4.32%	4.06%	4.31%	4.04%
Total loans, excluding held for sale	4.85%	4.84%	4.85%	4.85%

Compared to the balance at March 31, 2019, our non-acquired loan portfolio has increased $310.7 million, or 15.0% annualized, to $8.6 billion, driven by increases in almost all categories: consumer real estate lending by $80.6 million, or 12.9% annualized; consumer non real estate lending by $38.4 million, or 33.1% annualized; commercial and industrial by $42.2 million, or 15.9% annualized and commercial non-owner occupied by $177.4 million, or 29.3% annualized. The acquired loan portfolio decreased by $230.6 million to $2.6 billion in the second quarter of 2019 compared to $2.8 billion at March 31, 2019. This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. Since June 30, 2018, the non-acquired loan portfolio has grown by $1.4 billion, or 19.8%, driven by increases in all loan categories. Consumer real estate loans, commercial non-owner occupied real estate loans, commercial owner occupied real estate loans and commercial and industrial loans have accounted for the largest increases contributing $403.3 million, or 18.4%, $561.2 million, or 27.5%, $217.5 million, or 15.9%, and $173.4 million, or 18.4% of growth, respectively. Since June 30, 2018, the acquired loan portfolio decreased by $1.0 billion, or 28.3% due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. Consumer real estate loans, commercial non-owner occupied real estate loans, commercial owner occupied real estate loans and commercial and industrial loans have accounted for the largest decreases in the acquired loan portfolio contributing $204.9 million, or 17.8%, $412.3 million, or 35.4%, $139.4 million, or 23.3%, and $161.0 million, or 50.6% of reduction, respectively.

Compared to the first quarter of 2019, non-taxable equivalent net interest income increased $3.9 million or 12.7% annualized. The increase in net interest income during the second quarter of 2019 was mainly due to the increase in interest income on the non-acquired loan portfolio of $5.6 million, an increase in interest income from federal funds sold and reverse repos of $2.0 million and an increase in interest income from investment securities of $1.1 million. The increase in interest income on the non-acquired loan portfolio was due an increase in average balance of the non-acquired loan portfolio of $387.1 million through organic loan growth and due to an increase in yield of 2 basis points due to the higher rate environment with the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017. The increase in interest income from federal funds sold and reverse repos was from an increase in the average balance of federal funds sold and reverse repos of $353.7 million due to the Company having more funds to invest through increases in the average balances of deposits of $199.6 million and other borrowings of $376.2 million. The increase in interest income from investment securities was due to an increase in the average balance of $106.0 million and due to an increase in the yield of 9 basis points. The increase in average balance of investment securities was due to the Company making the strategic decision in the increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. The increase in yield on investment securities was due to the higher interest rate environment with the Federal Reserve increasing the federal funds target rate 100 basis point since December 2017. The positive effects on net interest income were partially offset by a decline in interest income on the acquired loan portfolio of $2.2 million, an increase in interest expense on other borrowings of $2.0 million and an increase in interest expense on interest-bearing deposits of $748,000. The decrease in interest income on the acquired loan portfolio was due to a decrease in the average balance of $252.2 million due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. The increase in interest expense on other borrowings was due to the increase in the average balance of other borrowings of $376.2 million from the Bank making the strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth as the average balance of FHLB advances increased $376.0 million. The Bank has borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funding. The increase in interest expense on interest-bearing deposits was due to the higher interest rate environment with the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017 and due to the increase in competition for deposits in our markets. The non-taxable equivalent net interest margin declined during the second quarter of 2019 compare the first quarter of 2019 by 10 basis points from 3.90% to 3.80%. The decrease in the net interest margin was due to both the increase in the cost of interest-bearing liabilities of 6 basis points to 0.95% from 0.89% and due to decline in the yield on interest-earning assets of 6 basis points to 4.48% from 4.54%. The increase in cost of interest-bearing liabilities was mainly due to the higher cost on certificate of deposits which increased 11 basis points during the quarter from the higher interest rate environment and increased competition for deposits in our markets. The overall increase in the cost of interest-bearing liabilities was also due to the increase in the average balance of other borrowings of $376.2 million which is the bank’s highest costing interest-bearing liability at 2.80% during the quarter. The decline in yield on interest-earning assets was mainly due to a change in asset mix as the average balance on the acquired loan portfolio declined $252.2 million which is the Bank’s highest yielding asset at 6.54% during the quarter while the average balance of federal funds sold and reverse repos increased $353.7 million which was the Bank’s lowest yielding asset at 2.28% during the quarter.

Comparing the second quarter of 2019 to the same period in 2018, non-taxable equivalent net interest income decreased $2.4 million, or 1.8%, and the non-taxable equivalent net interest margin decreased to 3.80% from 4.12%. The decrease in net interest income was due to an increase in the average cost on interest-bearing liabilities of 40 basis points, an increase in the average balance of other borrowings of $511.9 million and a decline in the average balance on the acquired loan portfolio of $1.0 billion. The cost on all categories of interest-bearing liabilities except other borrowings increased from the second quarter in 2018 as the interest rate environment rose during 2018 with the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017. The cost on interest-bearing deposits was also affected by the increased competition for deposits in our markets. The cost of interest-bearing deposits and the cost of federal funds purchased and repurchase agreements increased 33 basis points and 20 basis points, respectively, during the second quarter of 2019 compared to the second quarter of 2018. The increase in the average balance of other borrowing was due to the Bank making the strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth as the average balance of FHLB advances increased $511.3 million. The Bank has borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funds. The decrease in the average balance on the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio causing interest income from acquired loans to decline. The decrease in the net interest margin was due to both the increase in the average cost of interest-bearing liabilities of 40 basis points for the reasons stated above and a decline in the yield on interest-earning assets of 3 basis points. The decline in yield on interest-earning assets was mainly due to a change in asset mix as the average balance on the acquired loan portfolio declined $1.0 billion which is the Bank’s highest yielding asset at 6.54% during the quarter while the average balance of federal funds sold and reverse repos increased $399.2 million which was the Bank’s lowest yielding asset at 2.28% during the quarter.

Our quarterly efficiency ratio increased to 66.9% in the second quarter of 2019 compared to 63.2% in the first quarter of 2019 and 65.6% in the second quarter of 2018. The increase in the efficiency ratio compared to the first quarter of 2019 was the result of an $11.2 million, or 11.4% increase in noninterest expense partially offset by a $9.5 million or 6.1% increase in net interest income and noninterest income. The increase in noninterest expense from the first quarter of 2019 was mainly due to the $9.5 million charge for the termination of the pension plan in the second quarter of 2019 and a $1.1 million increase in merger and branch consolidation related expense. The increase in merger and branch consolidation related expense was due to increased branch consolidation expenses in the second quarter of 2019 as the Company closed 12 branches. Net interest income increased $3.9 million which was mainly due to the increase in the average balance of interest-earning assets of $609.2 million. Noninterest income increased $5.6 million which was mainly due to an increase in mortgage banking income of $2.9 million, an increase in securities gains on sales of $1.2 million and an increase in fees on deposit accounts of $933,000. The increase in mortgage banking income was due to a $1.9 million increase in secondary market income due to due to higher activity and sales volume and due to higher MSR related income of $1.0 million due to higher gains on the MSR hedge. The increase in fees of deposit accounts was due to higher bankcard service income. The main reason for the increase in the efficiency ratio compared to the second quarter of 2018 was due to the decrease in net interest income of $2.4 million. The decrease in net interest income was due to the increase in interest expense $10.6 million due to higher cost of funds partially offset by higher interest income of $8.3 million mainly due to an $803.2 million increase in the average balance of interest-earning assets.

Diluted EPS and basic EPS increased to $1.17 and $1.18, respectively for the second quarter of 2019, from the second quarter 2018 amounts of $1.09 and $1.10, respectively. This was the result of the 2.5% increase in net income and a 5.7% decrease in outstanding common shares. The decrease in outstanding shares from June 30, 2018 was due to the Company repurchasing 2,141,200 common shares through its share repurchase programs.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Return on average assets (annualized)	1.08%	1.12%	1.14%	1.15%
Return on average equity (annualized)	6.98%	6.96%	7.29%	7.18%
Return on average tangible equity (annualized)*	13.38%	13.79%	14.01%	14.23%
Dividend payout ratio **	33.89%	30.93%	32.03%	29.78%
Equity to assets ratio	15.14%	16.12%	15.14%	16.12%
Average shareholders’ equity	$2,382,742	$2,332,439	$2,373,572	$2,323,943

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

●	For the three months ended June 30, 2019, return on average tangible equity decreased slightly to 13.38% compared to 13.79% for the same period in 2018. This decrease was the result of the higher percentage increase in average tangible equity of 4.7% as compared to a 1.5% increase in net income excluding amortization of intangibles.
●	For the three months ended June 30, 2019, return on average assets decreased to 1.08%, compared to 1.12% for the three months ended June 30, 2018, due to a 6.0% increase in average assets partially offset by the effects of a 2.5% increase in net income.
●	Dividend payout ratio increased to 33.89% for the three months ended June 30, 2019 compared with 30.93% for the three months ended June 30, 2018. The increase from the comparable period in 2018 primarily reflects the increase of 12.3% in cash dividends declared per common share being higher than the 2.5% increase in net income. The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period. The dividend payout range for shareholders was adjusted to 30% to 35% annually, from our historical range of 25% to 30% during the first quarter of 2019.
●	Equity to assets ratio decreased to 15.14% for the three months ended June 30, 2019 compared with 16.12% for the three months ended June 30, 2018. The decrease from the comparable period in 2018 primarily reflects the higher percentage increase in assets of 7.7% as compared to a 1.1% increase in equity. The reason for the lower increase in equity was due to the Company repurchasing 2,141,200 common shares for $148.5 million since June 30, 2018.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Return on average equity (GAAP)	6.98%	6.96%	7.29%	7.18%
Effect to adjust for intangible assets	6.40%	6.83%	6.72%	7.05%
Return on average tangible equity (non-GAAP)	13.38%	13.79%	14.01%	14.23%

Average shareholders’ equity (GAAP)	$2,382,742	$2,332,439	$2,373,572	$2,323,943
Average intangible assets	(1,061,130)	(1,070,520)	(1,062,781)	(1,071,369)
Adjusted average shareholders’ equity (non-GAAP)	$1,321,612	$1,261,919	$1,310,791	$1,252,574

Net income (GAAP)	$41,460	$40,459	$85,827	$82,785
Amortization of intangibles	3,268	3,722	6,549	7,135
Tax effect	(646)	(788)	(1,310)	(1,506)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$44,082	$43,393	$91,066	$88,414

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the second quarter of 2019 decreased by 32 basis points from 4.14% in the second quarter of 2018 to 3.82%. This decrease was due to an increase in the cost of interest-bearing liabilities of 40 basis points as well as a 3 basis points decline in the yield on interest-earning assets.

Non-TE net interest margin decreased by 32 basis points from the second quarter of 2018, which was the result of both the cost on interest-bearing liabilities increasing by 40 basis points and the yield on interest-earning assets decreasing by 3 basis points. The increase in average cost on interest-bearing liabilities was due to both the increase in the cost of interest-bearing deposits of 33 basis points and federal funds purchased of 20 basis points during the second quarter of 2019 compared to the second quarter of 2018. The overall increase in the average cost of interest-bearing liabilities was also due to the increase in the average balance of other borrowings of $511.9 million which is the bank’s highest costing interest-bearing liability at 2.80% during the quarter. The increase in the cost of interest-bearing deposits and federal funds purchased was due to the rising interest rate environment during 2018 as the Federal Reserve increased the federal funds target rate 100 basis points since December 2017. The cost on interest-bearing deposits was also negatively affected by the increased competition for deposits in our markets. The increase in the average balance of other borrowing was due to the Bank making the strategic decision to use longer term FHLB funding strategy to fund its balance sheet growth as the average balance of FHLB advances increased $511.3 million. The Bank has borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funds. The decline in yield on interest-earning assets was mainly due to a change in asset mix as the average balance on the acquired loan portfolio declined $1.0 billion which is the Bank’s highest yielding asset at 6.54% during the quarter while the average balance of federal funds sold and reverse repos increased $399.2 million which was the Bank’s lowest yielding asset at 2.28% during the quarter. The decrease in the average balance on the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. The increase in the average balance of federal funds sold and reverse repos was from due to the Company having more funds to invest through increases in the average balances of total deposits of $272.5 million and other borrowings of $511.9 million. The negative effects on the net interest margin discussed above were partially offset by an increase in the yield on the non-acquired loan portfolio of 26 basis points, the acquired loan portfolio of 24 basis points and investment securities of 17 basis points. The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017 which effectively increased the Prime Rate, the rate used in pricing a majority of our new originated loans. The yield on the acquired loan portfolio increased mainly due to improvements in the projected cash flows, acquired credit impaired loans being renewed and the cash flow form these assets being extended out, and the unexpected receipt of $1.0 million on an acquired credit impaired loans during the second quarter of 2019. The yield on investment securities increased mainly due to the rising rate environment as new securities purchased during 2018 and 2019 were at higher rates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-TE net interest income	$127,179	$129,562	$250,446	$258,535
Non-TE yield on interest-earning assets	4.48%	5.51%	4.51%	4.50%
Non-TE rate on interest-bearing liabilities	0.95%	0.55%	0.92%	0.48%
Non-TE net interest margin	3.80%	4.12%	3.85%	4.16%
TE net interest margin	3.82%	4.14%	3.87%	4.18%

Non-TE net interest income decreased $2.4 million, or 1.8%, in the second quarter of 2019 compared to the same period in 2018. Some key highlights are outlined below:

●	Higher interest income of $8.3 million with non-acquired loan interest income increasing by $20.4 million due to higher average balances through organic loan growth and due to higher yields due to the rising rate environment and with federal funds sold and reverse repo interest income increasing $2.2 million due to higher average balances from the Bank having more funds to invest through the increase in total deposit and other borrowings. The increases in interest income were partially offset by a $14.9 million decline in acquired loan interest income due to the decline in average balances of the acquired loan portfolio due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.
●	Higher interest expense of $10.6 million with deposit interest expense increasing $7.4 million and other borrowing interest expense increasing $3.2 million. These increases were due to higher average balances in interest-bearing deposits of $172.3 million and in other borrowings of $511.9 million and due to higher average cost on interest-bearing deposits of 33 basis points due to the rising rate environment and increased competition for deposits in our markets.
●	Average interest-earning assets increased $803.2 million, or 6.4% to $13.4 billion in the second quarter of 2019 compared to the same period in 2018 due to the increase in the average balance of the non-acquired loan portfolio of $1.5 billion through organic growth and due to the increase in the average balance of federal funds sold and reverse repos of $399.2 million due to the Bank having more funds to invest through the increases in total deposits and other borrowings. These increases were partially offset by a decline in the average balance of the acquired loan portfolio of $1.0 billion due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio
●	Non-TE yield on interest-earning assets for the second quarter of 2019 decreased 3 basis points from the comparable period in 2018. The decline in yield on interest-earning assets was due to a change in asset mix as the average balance on the acquired loan portfolio declined $1.0 billion which is the Bank’s highest yielding asset at 6.54% during the quarter while the average balance of federal funds sold and reverse repos increased $399.2 million which was the Bank’s lowest yielding asset at 2.28% during the quarter. Even though the yields on the non-acquired loan portfolio, acquired loan portfolio and investment securities increased 26 basis points, 24 basis points, and 17 basis points, respectively, the decline in the average balance of the higher yielding acquired loan portfolio and the increase in the average balance of the lower yielding federal funds sold and reverse repos offset the effects from the increase in the yields during the quarter. The loan portfolio continues to remix with 77% of the portfolio being comprised of non-acquired loans and 23% being acquired loans. This compares to 66% and 34%, respectively, one year ago. The decrease in the acquired loan portfolio as a percentage of the total portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. The percentage of the non-acquired loan portfolio of the total loan portfolio increased from December 31, 2018 with 72% being non-acquired loans and 28% being acquired loans at that time.
●	The average cost of interest-bearing liabilities for the second quarter of 2019 increased 40 basis points from the same period in 2018. This increase compared to the second quarter of 2018 was primarily the result of an increase in the cost of interest-bearing deposits of 33 basis points and the increase in the average balance of other borrowings of $511.9 million which is the bank’s highest costing interest-bearing liability at 2.80%. The average cost of deposits increased from 0.48% during the second quarter of 2018 to 0.81% in the same period in 2019. The increase in the cost of interest-bearing deposits was due to the rising rate environment with the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017 and due to increased competition for deposits in our markets. The increase in the average balance of other borrowing was due to the Bank making the strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth as the average balance of FHLB advances increased $511.3 million. The Bank has borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funds.
●	The Non-TE net interest margin decreased by 32 basis points and the TE net interest margin decreased by 32 basis points in the second quarter of 2019 compared to the first quarter of 2018 due mainly to the increase in the cost of interest-bearing liabilities of 40 basis points, the decline in the average balance of acquired loans of $1.0 billion which is the Company’s highest yield asset and the increase in the average balance of federal funds sold and reverse repos of $399.2 million which is the Company’s lowest yielding asset.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2019	Total	2018	Total	2018	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$60,391	0.5%	$165,070	1.5%	$281,282	2.6%
Commercial non-owner occupied	595,367	5.3%	679,253	6.2%	752,465	6.9%
Total commercial non-owner occupied real estate	655,758	5.8%	844,323	7.7%	1,033,747	9.5%
Consumer real estate:
Consumer owner occupied	577,284	5.1%	628,813	5.7%	676,596	6.2%
Home equity loans	208,777	1.9%	242,425	2.2%	278,906	2.6%
Total consumer real estate	786,061	7.0%	871,238	7.9%	955,502	8.8%
Commercial owner occupied real estate	376,187	3.4%	421,841	3.8%	486,254	4.5%
Commercial and industrial	151,579	1.4%	212,537	1.9%	304,864	2.8%
Other income producing property	111,006	1.0%	133,110	1.2%	169,392	1.6%
Consumer non real estate	99,690	0.9%	111,777	1.0%	126,665	1.2%
Other	-	-%	-	-%	-	-%
Total acquired non-credit impaired loans	2,180,281	19.5%	2,594,826	23.5%	3,076,424	28.4%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	17,231	0.2%	30,893	0.3%	36,606	0.3%
Commercial non-owner occupied	79,242	0.7%	82,183	0.7%	94,192	0.9%
Total commercial non-owner occupied real estate	96,473	0.9%	113,076	1.0%	130,798	1.2%
Consumer real estate:
Consumer owner occupied	105,033	0.9%	119,288	1.1%	132,234	1.2%
Home equity loans	55,215	0.5%	59,978	0.5%	63,501	0.6%
Total consumer real estate	160,248	1.4%	179,266	1.6%	195,735	1.8%
Commercial owner occupied real estate	81,759	0.7%	95,861	0.9%	111,127	1.0%
Commercial and industrial	5,372	-%	8,230	0.1%	13,128	0.1%
Other income producing property	42,144	0.4%	50,808	0.5%	59,997	0.6%
Consumer non real estate	38,588	0.3%	42,482	0.4%	45,620	0.4%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	424,584	3.7%	489,723	4.5%	556,405	5.1%
Total acquired loans	2,604,865	23.2%	3,084,549	28.0%	3,632,829	33.5%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	879,724	7.8%	841,445	7.6%	906,890	8.4%
Commercial non-owner occupied	1,723,640	15.4%	1,415,551	12.8%	1,135,235	10.5%
Total commercial non-owner occupied real estate	2,603,364	23.2%	2,256,996	20.4%	2,042,125	18.9%
Consumer real estate:
Consumer owner occupied	2,079,949	18.5%	1,936,265	17.6%	1,733,924	16.0%
Home equity loans	514,242	4.6%	495,148	4.5%	456,946	4.2%
Total consumer real estate	2,594,191	23.1%	2,431,413	22.1%	2,190,870	20.2%
Commercial owner occupied real estate	1,589,987	14.2%	1,517,551	13.8%	1,372,453	12.7%
Commercial and industrial	1,114,513	9.9%	1,054,952	9.6%	941,067	8.7%
Other income producing property	214,203	1.9%	214,353	1.9%	205,507	1.9%
Consumer non real estate	503,468	4.5%	448,664	4.1%	416,650	3.8%
Other	1,601	-%	9,357	0.1%	28,867	0.3%
Total non-acquired loans	8,621,327	76.8%	7,933,286	72.0%	7,197,539	66.5%
Total loans (net of unearned income)	$11,226,192	100.0%	$11,017,835	100.0%	$10,830,368	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $395.8 million, or 3.7%, to $11.2 billion at June 30, 2019 as compared to the same period in 2018. Non-acquired loans or legacy loans increased by $1.4 billion, or 19.8%, from June 30, 2018 to June 30, 2019 through organic loan growth. Acquired non-credit impaired loans decreased by $896.1 million, or 29.1% and acquired credit impaired loans decreased by $131.8 million, or 23.7% as compared to the same period in 2018. The overall decrease in acquired loans was the result of principal payments, charge-offs, foreclosures and renewals of acquired loans. Acquired loans as a percentage of total loans decreased to 23.2% at June 30, 2019 compared to 33.5% at June 30, 2018. As of June 30, 2019, non-acquired loans as a percentage of the overall portfolio were 76.8% compared to 66.5% at June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Average total loans	$11,157,942	$10,723,400	$11,090,845	$10,664,282
Interest income on total loans	135,051	129,515	266,671	256,249
Non-TE yield	4.85%	4.84%	4.85%	4.85%

Interest earned on loans increased $5.5 million in the second quarter of 2019 compared to the second quarter of 2018. Some key highlights for the quarter ended June 30, 2019 are outlined below:

●	Our non-TE yield on total loans increased one basis point in the second quarter of 2019 compared to the same period in 2018 and average total loans increased $434.5 million or 4.0%, in the second quarter of 2019, as compared to the same period in 2018. The increase in average total loans was the result of 21.2% growth in the average non-acquired loan portfolio, offset by a 28.0% decline in the average acquired loan portfolio during period. The growth in the non-acquired loan portfolio was due to normal organic growth while the decline in the acquired loan portfolio was due to principal payments, charge-offs, foreclosures and renewals of acquired loans. The yield on the non-acquired loan portfolio increased from 4.06% in the second quarter of 2018 to 4.32% in the same period in 2019 and the yield on the acquired loan portfolio increased from 6.30% in the second quarter of 2018 to 6.54% in the same period in 2019. The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points since December 2017 which effectively increased the Prime Rate, the rate used in pricing a majority of our variable rate loans and new originated loans. The yield on the acquired loan portfolio increased mainly due to improvements in the projected cash flows and due to the Company reevaluating loans acquired in the PSC merger and adjusting the fair value of these assets as well as the increase in interest rates. Even though the yields on non-acquired loans increased 26 basis points and acquired loans increased 24 basis points, the overall yield on the loan portfolio increased 1 basis point. This was due to the decline of $1.0 billion in the average balance of the acquired loan portfolio which earns a higher yield than on the non-acquired loan portfolio. For the three months ended June 30, 2019, the non-acquired loan portfolio yield was 4.32% while the yield on the acquired loan portfolio was 6.54%. Therefore, the reduction in the average balance of the higher yielding acquired loan portfolio caused the overall yield on loans to decline.

The balance of mortgage loans held for sale increased $24.9 million from December 31, 2018 to $47.8 million at June 30, 2019, and increased $10.8 million from a balance of $37.0 million at June 30, 2018.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2019, investment securities totaled $1.8 billion, compared to $1.5 billion and $1.6 billion at December 31, 2018 and June 30, 2018, respectively. Our investment portfolio increased $223.7 million from December 31, 2018 and $168.7 million from June 30, 2018. Related to the increase in investment securities from December 31, 2018, we had purchases of $487.0 million during the first six months of 2019 along with a $40.2 million positive impact to the unrealized gain (loss) position in the available for sale securities. These increases were partially offset by maturities, calls and paydowns of investment securities totaling $113.0 million and sales totaling $189.4 million. In the first and second quarters of 2019, we sold some lower yielding legacy securities (mostly mortgage-backed securities) at a loss and reinvested the funds in higher yielding current market securities that also mostly consisted of mortgage-backed securities. The losses on the sales of securities of approximately $3.1 million in this restructuring were offset by gains of $5.4 million that we recorded on the sale of VISA Class B shares.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Average investment securities	$1,621,064	$1,653,046	$1,568,359	$1,659,586
Interest income on investment securities	11,168	10,662	21,261	21,009
Non-TE yield	2.76%	2.59%	2.73%	2.55%

Interest earned on investment securities was higher in the second quarter of 2019 compared to the second quarter of 2018, as result of the bank selling some lower yielding securities during the first and second quarters of 2019 and reinvesting in higher yielding securities. The increase in interest earned on investment securities came from the increase in the yield on securities and was slightly offset by a decrease in the average securities balance compared to the second quarter of 2018.

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2019
Government-sponsored entities debt	$65,604	$66,529	$925	$65,604	$—	$—	$—
State and municipal obligations	177,533	182,146	4,613	174,528	—	—	3,005
Mortgage-backed securities *	1,457,544	1,468,601	11,057	—	—	—	1,457,544
	$1,700,681	$1,717,276	$16,595	$240,132	$—	$—	$1,460,549

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

At June 30, 2019, we had 98 securities available for sale in an unrealized loss position, which totaled $2.9 million. At December 31, 2018, we had 384 securities available for sale in an unrealized loss position, which totaled $26.0 million. At June 30, 2018, we had 412 securities available for sale in an unrealized loss position, which totaled $38.6 million.

As of June 30, 2019 as compared to December 31, 2018 and June 30, 2018, the total number of available for sale securities with an unrealized loss position decreased by 286 and 314 securities, respectively, while the total dollar amount of the unrealized loss decreased by $23.1 million and $35.7 million, respectively. This decrease in number and the amount of the unrealized loss was mainly due to the drop in both short and long term interest rates during the second quarter of 2019. It was also due to the restructuring of the investment portfolio completed in the first and second quarters of 2019 where we sold many of the securities that were in a loss position.

All debt securities available for sale in an unrealized loss position as of June 30, 2019 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in FHLB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2019, we determined that there was no impairment on its other investment securities. As of June 30, 2019, other investment securities represented approximately $49.1 million, or 0.31% of total assets and primarily consists of FHLB stock which totals $43.0 million, or 0.27% of total assets.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Average interest-bearing liabilities	$9,578,699	$8,953,242	$9,374,719	$8,973,276
Interest expense	22,803	12,170	42,926	21,245
Average rate	0.95%	0.55%	0.92%	0.48%

The average balance of interest-bearing liabilities increased $625.5 million in the second quarter of 2019 compared to the same period in 2018 due to increases in interest-bearing deposits of $172.3 million and in other borrowings of $511.9 million. The increase in average interest-bearing deposits is due to our continued focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $206.8 million during the second quarter of 2019 compared to the same period in 2018. These funds are normally lower cost funds. The increase in other borrowings was due to the Company executing two 90-day FHLB advances of $350.0 million and $150.0 million in March 2019 and another 90-day FHLB advance of $200.0 million in June 2019, each with a cash flow hedge. These advances with these hedges are effectively locking in four and five years fixed rate funding. The $350.0 million advance is four year funding at a rate of 2.44%, the $150.0 million advance is five year funding at a rate of 2.21% and the $200.0 million advance is five year funding at a rate of 1.89%. We paid off a $150.0 million FHLB advance in March 2019 that was executed in the fourth quarter of 2018. The increase in interest expense of $10.6 million in the second quarter of 2019 compared to the same period in 2018 was driven by higher deposit interest expense of $7.4 million and by higher other borrowings interest expense of $3.2 million. These increases were due to higher average balances in interest-bearing deposits of $172.3 million and in other borrowings of $511.9 million and due to higher average cost on interest-bearing deposits due to the rising rate environment as the Federal Reserve has increased the federal funds target rate 100 basis points since December 2017 and increased competition for deposits in our markets. Overall, this resulted in a 40 basis point increase in the average rate on all interest-bearing liabilities from the three months ended June 30, 2018. Some key highlights are outlined below:

●	Average interest-bearing deposits for the three months ended June 30, 2019 increased 2.0% from the same period in 2018.
●	Interest-bearing deposits increased $180.9 million to $8.7 billion at June 30, 2019 from the period end balance at June 30, 2018 of $8.5 billion. The increase from June 30, 2018 was driven by an increase in money market accounts of $347.7 million and interest-bearing transaction accounts of $23.4 million partially offset by a decline in savings of $118.9 million and in certificate of deposits of $71.3 million. We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin.
●	Average transaction and money market accounts balances increased $311.8 million, or 6.0% to $5.5 billion from the average balance in the second quarter of 2018. Interest expense on transaction and money market accounts increased $4.9 million as a result of a 34 basis point increase in the average cost of funds to 70 basis points for the three months ended June 30, 2019 as compared to the same period in 2018. The increase in the cost of funds on the transaction and money market account is due to both the rising rate environment during 2018 and the competitive marketplace for deposits at this time.
●	Average savings account balances decreased 7.2%, or $105.0 million to $1.4 billion from the average balance in the second quarter of 2018. Even with the decline in average balance, interest expense on savings accounts increased $92,000 as a result of a 5 basis point increase in the average rate to 37 basis points for the three months ended June 30, 2019 as compared to the same period in 2018. The increase in the cost of funds on savings accounts is due to both the rising rate environment during 2018 and the competitive marketplace for deposits at this time.
●	The average rate on certificates of deposit and other time deposits for the three months ended June 30, 2019 increased 56 basis points to 149 basis points from the comparable period in 2018. Average balances on certificates of deposits and other time deposits for the three months ended June 30, 2019 decreased $34.5 million from the comparable period in 2018. The increase in the cost of funds on certificate of deposit is due to both the rising rate environment during 2018 and the competitive marketplace for deposits at this time.
●	In the second quarter of 2019, average other borrowings increased $511.9 million compared to the second quarter of 2018. The average rate on other borrowings experienced an 87 basis point decrease to 2.80% for the three months ended June 30, 2019 compared to 3.67% for the same period in 2018. The increase in average balance was the result of the Company executing $500.0 million in FHLB advances in March 2019 and an additional $200 million June 2019 to provide funding for growth in the investment and loan portfolios in 2019. We use cash flow hedges to lock in the funding costs of these advances for four and five years, and we believe this will provide lower funding costs than trying to increase deposits in our competitive markets. The decrease in the average cost of other borrowings is due to the $700.0 million in FHLB advances added in March 2019 and June 2019 which have an average effective rate with the hedges of 2.23%. These borrowings are at a lower cost than our remaining other borrowings which mainly consist of our long term trust preferred borrowings which reprice quarterly and are tied to 3 month LIBOR. For the second quarter of 2019, the average rate for our long term trust preferred borrowing was 5.13%. The new FHLB borrowings have driven down the average cost of our other borrowings.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $100.2 million, or 3.2%, to $3.2 billion in the second quarter of 2019 compared to $3.1 billion during the same period in 2018. At June 30, 2019, the period end balance of noninterest-bearing deposits was $3.3 billion, exceeding the June 30, 2018 balance by $103.1 million. We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs. Our overall cost of funds including noninterest-bearing deposits was 0.71% for the three months ended June 30, 2019 compared to 0.40% for the three months ended June 30, 2018.

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

We segregate the acquired loan portfolio into performing loans (“non-credit impaired”) and credit impaired loans. The acquired non-credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. Acquired credit impaired loans are recorded net of any acquisition accounting discounts and have no ALLL associated with them at acquisition date. The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method. Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the non-acquired and acquired non-credit impaired ALLL. The acquired credit impaired loans will follow the description in the next paragraph.

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

During the second quarter of 2019, the valuation allowance on acquired credit impaired loans increased by $109,000. This was the result of impairments of $251,000 which were recorded through the provision for loan losses, being offset by removals of $142,000 from loans being paid off, fully charged off or transferred to OREO. During the second quarter of 2018, we recorded impairments totaling $522,000, offset by loan removals of $180,000. Impairments are recognized immediately and releases are generally spread over time.

Net charge offs related to “acquired non-credit impaired loans” were $1.4 million, or 0.25% annualized, in the second quarter of 2019; and we recorded a provision for loan losses, accordingly. This charge off level was primarily the result of two specific relationships, and was not representative of a particular trend within any of our markets. Net charge-offs in the first quarter of 2019 totaled $168,000, or 0.03% annualized, and net charge offs of $1.1 million, or 0.14% annualized, in the second quarter of 2018, also the result of a specific relationship in that quarter.

The following table presents a summary of the changes in the ALLL for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019				2018
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$52,008	$—	$4,514	$56,522	$45,203	$—	$4,084	$49,287
Loans charged-off	(1,327)	(1,535)	—	(2,862)	(1,240)	(1,183)	—	(2,423)
Recoveries of loans previously charged off	875	116	—	991	1,051	87	—	1,138
Net charge-offs	(452)	(1,419)	—	(1,871)	(189)	(1,096)	—	(1,285)
Provision for loan losses	2,034	1,419	251	3,704	2,860	1,096	522	4,478
Reductions due to loan removals	—	—	(142)	(142)	—	—	(180)	(180)
Balance at end of period	$53,590	$—	$4,623	$58,213	$47,874	$—	$4,426	$52,300

Total non-acquired loans:
At period end	$8,621,327				$7,197,539
Average	8,463,080				6,980,883
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.02%				0.01%
Allowance for loan losses as a percentage of period end non-acquired loans	0.62%				0.67%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	343.42%				321.95%

	Six Months Ended June 30,
	2019				2018
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$51,194	$—	$4,604	$55,798	$43,448	$—	$4,627	$48,075
Loans charged-off	(2,572)	(1,909)	—	(4,481)	(2,409)	(1,517)	—	(3,926)
Recoveries of loans previously charged off	1,627	322	—	1,949	1,853	252	—	2,105
Net charge-offs	(945)	(1,587)	—	(2,532)	(556)	(1,265)	—	(1,821)
Provision for loan losses	3,341	1,587	264	5,192	4,982	1,265	685	6,932
Total provision for loan losses charged to operations	3,341	1,587	264	5,192	4,982	1,265	685	6,932
Reductions due to loan removals	—	—	(245)	(245)	—	—	(886)	(886)
Balance at end of period	$53,590	$—	$4,623	$58,213	$47,874	$—	$4,426	$52,300

Total non-acquired loans:
At period end	$8,621,327				$7,197,539
Average	8,270,602				6,789,877
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.02%				0.02%
Allowance for loan losses as a percentage of period end non-acquired loans	0.62%				0.67%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	343.42%				321.95%

The ALLL as a percent of non-acquired loans continues to reflect our solid and stable credit quality over the last year as our credit quality indicators have remained strong. Total nonperforming loans did increase by $735,000 to $15.6 million in the second quarter of 2019, compared to the same quarter in 2018, however, as a percentage of total non-acquired loans, declined by 3 basis points to 0.18%. Total past due loans increased by $1.3 million to $9.6 million in the second quarter of 2019, compared to the same quarter in 2018, but, as a percentage of total non-acquired loans, remained flat at 11 basis points. Bankruptcies and foreclosures increased by $2.6 million, compared to the same quarter in 2018, however increased by only 1 basis point to 0.12% as a percentage of total non-acquired loans. As compared to the first quarter of 2019, nonperforming loans declined by $305,000 during the second quarter of 2019. Total past due loans decreased by $4.6 million from $14.2 million, compared to the first quarter of 2019, and as a percentage of total non-acquired loans, declined 6 basis points from 0.17% at March 31, 2019. Bankruptcies and foreclosures increased by $3.5 million in the second quarter of 2019, when compared to the first quarter of 2019. The ratio of the ALLL to cover total nonperforming non-acquired loans increased from 321.95% at June 30, 2018 and 326.89% at March 31, 2019, to 343.42% at June 30, 2019. Overall net charge offs for the quarter on non-acquired loans was 2 basis points annualized, or $452,000, compared to 1 basis points annualized, or $189,000, a year ago, and 2 basis points, or $493,000 in the first quarter of 2019. Net charge-offs related to the non-acquired loan portfolio were primarily from overdraft and ready reserve accounts over the past several quarters. During the second quarter of 2019, net charge-offs related to the non-acquired loan portfolio excluding overdraft and ready reserve accounts was in a net recovery position of $292,000.

We increased the ALLL compared to the second quarter of 2018, as well as compared to the first quarter of 2019, due primarily to loan growth and increased risk and uncertainty in new and expanded markets from our mergers in

2017. From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio. We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL. We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates. All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio. Overall, the general reserve increased by $6.2 million compared to the balance at June 30, 2018, and $1.8 million compared to the balance at March 31, 2019.

On a specific reserve basis, the ALLL decreased $215,000 from March 31, 2019 to $1.4 million, with loan balances being evaluated for specific reserves decreasing $1.8 million during the second quarter of 2019, to $54.5 million. Specific reserves decreased $445,000 from $1.8 million at June 30, 2018 with the loan balances being evaluated for specific reserves decreasing $8.1 million from $62.6 million at June 30, 2018. The decrease in loans being evaluated for specific reserves during the second quarter of 2019 compared to both the same period in 2018, as well as the previous quarter, is primarily due to the maturity or roll off of builder loans for which greater scrutiny was provided. These builder loans for which greater scrutiny was provided were all performing under their contractual terms.

During the three months ended June 30, 2019, qualitative factors remained consistent, which is reflective of stability in the unemployment rates and economy as a whole within the markets that we serve. We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 30,	September 30,	June 30,
(Dollars in thousands)	2019	2019	2018	2018	2018
Non-acquired:
Nonaccrual loans	$14,654	$14,584	$14,179	$14,214	$13,858
Accruing loans past due 90 days or more	280	496	191	36	110
Restructured loans - nonaccrual	671	830	648	1,065	902
Total nonperforming loans	15,605	15,910	15,018	15,315	14,870
Other real estate owned (2)	4,345	3,918	3,902	3,154	8,042
Other nonperforming assets (3)	29	152	135	75	137
Total non-acquired nonperforming assets	19,979	19,980	19,055	18,544	23,049
Acquired non-credit impaired:
Nonaccrual loans	9,948	14,294	13,489	10,798	9,373
Accruing loans past due 90 days or more	37	264	162	2	217
Total acquired nonperforming loans (1)	9,985	14,558	13,651	10,800	9,590
Acquired OREO and other nonperforming assets:
Acquired OREO (2)	10,161	7,379	7,508	8,965	9,180
Other acquired nonperforming assets (3)	251	403	247	337	347
Total acquired OREO and other nonperforming assets	10,412	7,782	7,755	9,302	9,527
Total nonperforming assets	$40,376	$42,320	$40,461	$38,646	$42,166

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.23%	0.24%	0.24%	0.24%	0.32%
Total NPAs as a percentage of total assets (5)	0.13%	0.13%	0.13%	0.13%	0.16%
Total NPLs as a percentage of total loans (4)	0.18%	0.19%	0.19%	0.20%	0.21%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.36%	0.38%	0.37%	0.35%	0.39%
Total NPAs as a percentage of total assets	0.26%	0.27%	0.28%	0.27%	0.29%
Total NPLs as a percentage of total loans (4)	0.23%	0.27%	0.26%	0.24%	0.23%
(1)	Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $9.5 million, $15.9 million, $16.8 million, $17.9 million, and $19.0 million as of June 30, 2019, March 31, 2019, December 31,

2018, September 30, 2018, and June 30, 2018, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of our application of the accretion method, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2018).
(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Nonperforming non-acquired loans, including restructured loans, were $15.6 million, or 0.18% of non-acquired loans, at June 30, 2019, an increase of $735,000, or 4.9%, from June 30, 2018. The increase in nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $684,000, consumer nonaccrual loans of $112,000, and past due 90 day loans still accruing of $170,000, offset by a decline in restructured loan nonaccruals of $231,000. Nonperforming non-acquired loans overall, including restructured loans, decreased by $305,000 during the second quarter of 2019 from the level at March 31, 2019. This decrease was primarily driven by a decrease in consumer nonaccrual loans of $1.9 million, restructured nonaccrual loans of $159,000 and past due 90 day loans still accruing of $216,000, offset by an increase in commercial nonaccrual loans of $2.0 million. Non-acquired nonperforming loans still remain at historically low levels at June 30, 2019.

Nonperforming acquired non-credit impaired loans were $10.0 million at June 30, 2019, an increase of $395,000, or 4.1%, from June 30, 2018. The increase in nonperforming loans was driven by an increase in commercial nonaccrual loans of $2.1 million, offset by a decline in consumer nonaccrual loans of $1.5 million and in past due 90 day loans still accruing of $180,000. As a percentage of the acquired non-credit impaired loan portfolio, nonperforming loans increased by 15 basis points to 0.46% at June 30, 2019 from 0.31% at June 30, 2018. Nonperforming acquired non-credit impaired loans decreased by $4.6 million during the second quarter of 2019 from $14.6 million at March 31, 2019. The decrease in nonperforming loans was driven by a decrease in consumer nonaccrual loans of $3.8 million, in commercial nonaccrual loans of $515,000 and in past due 90 day loans still accruing of $227,000. As a percentage of the acquired non-credit impaired loan portfolio, nonperforming loans decreased by 15 basis points to 0.46% from 0.61% at March 31, 2019.

At June 30, 2019, OREO totaled $14.5 million which included $4.3 million in non-acquired OREO and $10.2 million in acquired OREO. Total OREO increased $3.2 million from March 31, 2019. At June 30, 2019, non-acquired OREO consisted of 21 properties with an average value of $207,000. This compared to 20 properties with an average value of $196,000 at March 31, 2019. At June 30, 2019, acquired OREO consisted of 48 properties with an average value of $212,000. This compared to 54 properties with an average value of $137,000 at March 31, 2019. In the second quarter of 2019, we added six properties with an aggregate value of $1.8 million into non-acquired OREO, and we sold five properties with a basis of $1.4 million. Of the six properties added related to non-acquired OREO, five were related to closed branch properties totaling $1.7 million. We added ten properties with an aggregate value of $4.8 million into acquired OREO, and we sold sixteen properties with a basis of $1.7 million in the second quarter of 2019. Of the ten properties added related to acquired OREO, two of the properties total $3.7 million of which one was a residential home for $1.3 million and another was commercial land for $2.4 million.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $8.2 million, or 0.09% of total non-acquired loans outstanding, at June 30, 2019, compared to $8.0 million, or 0.10% of total non-acquired loans outstanding, at March 31, 2019, and compared to $6.1 million, or 0.08% of total non-acquired loans outstanding, at June 30, 2018. Potential problem loans related to acquired non-credit impaired loans totaled $7.1 million, or 0.32% of total acquired non-credit impaired loans, at June 30, 2019, compared to $4.3 million, or 0.18% of total acquired non-credit impaired loans outstanding, at March 31, 2019, and compared to $5.0 million, or 0.16% of total acquired non-credit impaired loans outstanding, at June 30, 2018. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Fees on deposit accounts	$18,741	$22,612	$36,549	$45,155
Mortgage banking income	5,307	3,317	7,692	8,265
Trust and investment services income	7,720	7,567	14,989	15,081
Securities gains, net	1,709	(641)	2,250	(641)
Recoveries on acquired loans	1,347	2,167	3,214	5,142
Other	2,794	2,503	4,982	5,078
Total noninterest income	$37,618	$37,525	$69,676	$78,080

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income increased by $93,000, or 0.2%, during the second quarter of 2019 compared to the same period in 2018. The quarterly change in total noninterest income primarily resulted from the following:

●	Fees on deposit accounts decreased $3.9 million, or 17.1%, which resulted primarily from lower bankcard service income of $4.9 million due to the cap on fees charged related to the Durbin amendment that became effective as of July 1, 2018 (The Durbin amendment is a provision of federal law that requires the Federal Reserve to limit fees charged to retailers for debit card processing). This decrease was partially offset by an increase in deposit account service charges of $539,000 and an increase in NSF and AOP income of $398,000;
●	Mortgage banking income increased by $2.0 million, or 60.0%, which was a result of higher income from the secondary market of $1.9 million due to higher activity and sales volume and by an increase of $113,000 in income from mortgage servicing rights, net of the hedge which was mainly the result of an increase in servicing fee income on loans sold;
●	Securities gains, net of $1.7 million during the second quarter of 2019 compared to securities losses, net of $641,000 during the second quarter of 2018. The securities gains were a result of the Company selling VISA Class B shares at a gain of $1.8 million partially offset by net realized losses of $118,000 on lower yielding securities that were sold during the quarter; and
●	Recoveries on acquired loans declined $820,000 million, or 37.8%;

Noninterest income decreased by $8.4 million, or 10.8%, during the first six months of 2019 compared to the same period in 2018. The quarterly decrease in total noninterest income primarily resulted from the following:

●	Fees on deposit accounts decreased $8.6 million, or 19.1%, which resulted primarily from lower bankcard service income of $9.5 million due to the cap on fees charged related to the Durbin amendment that became effective as of July 1, 2018 (The Durbin amendment is a provision of federal law that requires the Federal Reserve to limit fees charged to retailers for debit card processing). This decrease was partially offset by an increase in deposit account service charges of $571,000 and an increase in NSF and AOP income of $313,000;
●	Mortgage banking income decreased by $573,000, or 6.9%, which was a result of a decrease of $1.9 million in income from mortgage servicing rights, net of the hedge which was the result of a decrease in the fair value due to the decline in interest rates. This decrease was partially offset by higher income from the secondary market of $1.3 million due to higher activity and sales volume;
●	Securities gains, net of $2.2 million during the first six months of 2019 compared to securities losses, net of $641,000 during the first six months of 2018. The securities gains in the first half of 2019 were a result of the Company selling VISA Class B shares at a gain of $5.3 million partially offset by net realized losses of $3.1 million on lower yielding securities that were sold during the year; and
●	Recoveries on acquired loans declined $1.9 million, or 37.5%;

Bankcard Services Income

We exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017. Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1, 2018 as a result of the Durbin amendment, the Bank was limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange began reducing our revenues in the third quarter of 2018. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”. In the three and six months ended June 30, 2019, we earned approximately $6.1 million and $11.6 million, respectively, in interchange transaction fees for debit cards. We estimate that bankcard service income was reduced by approximately $5.8 million and $11.1 million, respectively during the three and six months ended June 30, 2019 compared to the same period in 2018 due to the Durbin amendment, which became effective with respect to us on July 1, 2018.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Salaries and employee benefits	$58,547	$55,026	$116,978	$117,491
Net occupancy expense	7,616	7,815	14,815	15,981
Information services expense	8,671	8,903	17,680	18,641
Furniture and equipment expense	4,233	4,519	8,646	9,145
OREO expense and loan related	881	1,037	1,632	2,698
Pension plan termination expense	9,526	—	9,526	—
Amortization of intangibles	3,268	3,722	6,549	7,135
Supplies, printing and postage expense	1,495	1,406	2,999	2,798
Professional fees	2,781	1,898	5,021	3,597
FDIC assessment and other regulatory charges	1,455	3,277	2,990	4,540
Advertising and marketing	959	1,163	1,766	1,899
Merger and branch consolidation related expense	2,078	14,096	3,058	25,392
Other	7,897	7,644	15,986	14,652
Total noninterest expense	$109,407	$110,506	$207,646	$223,969

Noninterest expense decreased by $1.1 million, or 1.0%, in the second quarter of 2019 as compared to the same period in 2018. The quarterly decrease in total noninterest expense primarily resulted from the following:

●	A decrease in merger and branch consolidation related expense of $12.0 million, or 85.3%, compared to the second quarter of 2018. This decrease in costs was related to costs in the second quarter of 2018 associated with the merger with PSC which occurred in the fourth quarter of 2017;
●	FDIC assessment and other regulatory charges decreased by $1.8 million, or 55.6% in the second quarter of 2019 compared to the same period in 2018. The Company exceeded $10.0 billion in assets for four consecutive quarters in the first quarter of 2018 which changed the assessment calculation by the FDIC for the Company. An adjustment to the accrual for the FDIC assessment was made in the second quarter of 2018 for both the first and second quarter 2018 assessments based on the new calculation which increased the expense during the second quarter of 2018. This decrease was also related to the elimination of the surcharge assessment which occurred in the fourth quarter of 2018 and the change in risk related to certain acquired loans, which resulted in a lower assessments beginning in the fourth quarter of 2018 ; partially offset by
●	Pension plan termination expense of $9.5 million in the second quarter of 2019. During the second quarter of 2019, the Company recorded the termination of its pension plan which resulted in the recognition of the losses from the pension plan that were being held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million.
●	Salaries and employee benefits expense increased by $3.5 million, or 6.4%, in the second quarter of 2019 compared to the same period in 2018. This increase was mainly attributable to an increases in medical insurance costs, 401K match expense and incentive plan accruals;

Noninterest expense decreased by $16.3 million, or 7.3%, in the first six months of 2019 as compared to the same period in 2018. The decrease in total noninterest expense primarily resulted from the following:

●	A decrease in merger and branch consolidation related expense of $22.3 million, or 88.0%, compared to the first six months of 2018. This decrease in costs was related to costs in 2018 associated with the merger with PSC which occurred in the fourth quarter of 2017;
●	FDIC assessment and other regulatory charges decreased by $1.6 million, or 34.1% in the first six months of 2019 compared to the same period in 2018. This decrease was primarily related to the elimination of the surcharge assessment which occurred in the fourth quarter of 2018 and the change in risk related to certain acquired loans, which resulted in a lower assessments beginning in the fourth quarter of 2018;
●	Net occupancy expense and furniture and equipment expense decreased by $1.7 million, or 6.6% during the first six months of 2019 compared to the same period in 2018. This decrease was related to the cost savings related to the merger with PSC and branch consolidations that occurred during 2019. The number of branches decreased by 13 or 7.1%, from 169 at June 30, 2018 to 156 at June 30, 2019; partially offset by
●	Pension plan termination expense of $9.5 million in the second quarter of 2019. During the second quarter of 2019, the Company recorded the termination of its pension plan which resulted in the recognition of the losses from the pension plan that were being held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million.

See in Note 2 – Summary of Significant Accounting Policies and in the Noninterest Income section above a discussion on the reclassification of our interchange network costs to net against interchange network fees included in Fees of Deposit Accounts in Noninterest income.

Income Tax Expense

Our effective income tax rate was 19.78% and 20.00% for the three and six months ended June 30, 2019. This compares to 22.35% and 21.69% for the three and six months ended June 30, 2018. The decline in the effective tax rate for the quarter, and year to date, is primarily due to an increase in federal income tax credits available in 2019 and the absence of tax expense related to the revaluation of deferred taxes that was recorded in the second quarter of 2018.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2019, shareholders’ equity was $2.4 billion, an increase of $7.7 million, or 0.3%, from December 31, 2018, and an increase of $25.6 million, or 1.1%, from $2.3 billion at June 30, 2018. The change from year-end was attributable to net income of $85.8 million and a decline in the accumulated other comprehensive loss of $26.3 million, which was partially offset by the common stock dividend paid of $27.5 million and a reduction in capital of $80.1 million from the repurchase of 1,141,200 shares of common stock through our stock buyback plan in the first half of 2019. At June 30, 2019, we had accumulated other comprehensive gain of $1.5 million compared to an accumulated other comprehensive loss of $24.9 million at December 31, 2018. This change was attributable to a $31.3 million, net of tax, improvement in the unrealized gain (loss) position in the available for sale securities portfolio, a $6.1 million, net of tax, improvement in the unrealized gain (loss) position related to pension plans and a $11.1 million, net of tax, decline in the unrealized gain (loss) position related to the cash flow hedges. The change in the unrealized gain (loss) position in the available for sale securities portfolio and the cash flow hedges are due to the decline in interest rates during 2019. The change in the unrealized gain (loss) position in the pension plan is due to the Company terminating the pension plan in the second quarter of 2019 and the unrealized loss position was recognized into net income. The increase in shareholders’ equity from June 30, 2018 was primarily attributable to net income of $181.9 million and a decline in the accumulated other comprehensive loss of $37.5 million, which was partially offset by dividends paid to common shareholders of $53.4 million and a reduction in capital of $148.5 million from the repurchase of common stock through our share buyback plan. Our common equity-to-assets ratio was 15.14% at June 30, 2019, down from 16.12% at both December 31, 2018 and June 30, 2018. The decrease from December 31, 2018 is due to the percentage increase in equity of 0.3% being less than the percentage increase in total assets of 6.9%. This was mainly due to the reduction in equity during the first half of 2019 from our repurchase of 1,141,200 shares of common stock at a cost of $80.1 million.

In March 2017, our board of directors approved and reset the number of shares available to be repurchased under the 2004 Stock Repurchase Program to 1,000,000 of which all the shares were repurchased in the third and fourth quarters of 2018. On January 25, 2019, our board of directors approved a new program to repurchase up to 1,000,000 of our common stock (“2019 Stock repurchase Program”). All 1,000,000 shares from this new program were repurchased in the first and second quarter of 2019 at an average price of $69.89 a share for a total of $69.9 million in common stock. In June 2019, the Board of Directors authorized an additional 2,000,000 of our common shares to be repurchased under the 2019 stock repurchase program. We made this determination after considering the liquidity needs and capital resources as well as the estimated current value of our net assets. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. We repurchased 141,200 shares at an average price of $72.56 a share for a total of $10.2 million in common stock since the reset of the number of shares available in June 2019. We may repurchase up to an additional 1,858,800 shares of common stock under the 2019 Stock Repurchase Program. We are not obligated to repurchase any additional shares under the 2019 Stock Repurchase Program, and any repurchases under the 2019 Stock Repurchase Program after June 6, 2020 would require additional Federal Reserve approval.

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

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of CET1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer was phased in over a four-year period at 0.625% per annual, beginning January 1, 2016. The capital conservation buffer became fully effective on January 1, 2019, and now consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	June 30,	December 31,	June 30,
	2019	2018	2018
South State Corporation:
Common equity Tier 1 risk-based capital	11.58%	12.05%	12.00%
Tier 1 risk-based capital	12.56%	13.05%	13.00%
Total risk-based capital	13.07%	13.56%	13.48%
Tier 1 leverage	9.99%	10.65%	10.62%

South State Bank:
Common equity Tier 1 risk-based capital	12.42%	12.87%	12.80%
Tier 1 risk-based capital	12.42%	12.87%	12.80%
Total risk-based capital	12.93%	13.38%	13.27%
Tier 1 leverage	9.88%	10.51%	10.46%

The Tier 1 leverage ratio decreased compared to December 31, 2018 due to the increase in our average assets outpacing the increase in our equity. The CET1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all decreased compared to December 31, 2018 due to our risk-based assets increase outpacing the increase in our equity. The main reason for the lower increase in equity was due our repurchase of 1,141,200 shares of common stock at a cost of $80.1 million through our stock buyback plan in the first half of 2019. The main drivers for the increase in both average and risk-weighted assets was due to loan growth, growth in interest-bearing deposits and in premises equipment from the recording of right of use asset related to the new lease standard. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

●	Emphasizing relationship banking to new and existing customers, where borrowers are encouraged and normally expected to maintain deposit accounts with our Bank;
●	Pricing deposits, including certificates of deposit, at rate levels that will attract and/or retain balances of deposits that will enhance our Bank’s asset/liability management and net interest margin requirements; and
●	Continually working to identify and introduce new products that will attract customers or enhance our Bank’s appeal as a primary provider of financial services.

Our non-acquired loan portfolio increased by approximately $1.4 billion, or approximately 19.8%, compared to the balance at June 30, 2018, and by $688.0 million, or 17.5% annualized, compared to the balance at December 31, 2018. The acquired loan portfolio decreased by $1.0 billion, or 28.3%, from the balance at June 30, 2018 and by $479.7 million, or 31.4%, annualized, from the balance at December 31, 2018 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio increased $223.7 million, or 29.2%, annualized, compared to the balance at December 31, 2018, and increased by $168.7 million, or 10.6% compared to the balance at June 30, 2018. Related to the increase in investment securities from December 31, 2018, we had purchases of $487.0 million as well as improvements in the market value of the portfolio of $40.2 million which were partially offset by maturities, calls and paydowns of investment securities totaling $113.0 million and sales totaling $189.4 million during the six months ended June 30, 2019. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. In the first and second quarter of 2019, we also sold certain lower yielding legacy securities (mostly mortgage-backed securities) at a loss and reinvested the funds in higher yielding current market securities which also mostly consisted of mortgage-backed securities. The losses on the sales of securities of approximately $3.1 million taken in this restructuring were offset by a gain of $5.4 million that we recorded on the sale of VISA Class B shares. Total cash and cash equivalents were $852.0 million at June 30, 2019 as compared to $409.0 million at December 31, 2018 and $396.8 million at June 30, 2018. We borrowed an additional $550.0 million in FHLB advances in the first half of 2019 as well as total deposits increased $275.3 million which improved liquidity in 2019.

At June 30, 2019, December 31, 2018 and June 30, 2018, we had $3.9 million, $7.6 million and $19.8 million, respectively, in traditional, out-of-market brokered deposits and $56.4 million, $72.2 million, and $64.1 million, respectively, of reciprocal brokered deposits. Total deposits were $11.9 billion at June 30, 2019, up $275.3 million or 4.8% annualized from $11.6 billion at December 31, 2018 and up $284.0 million or 2.4%, from $11.6 billion at June 30, 2018. Our deposit growth since December 31, 2018 included an increase in demand deposit accounts of $194.1 million, in savings and money market accounts of $124.5 million partially offset by declines in interest-bearing transaction accounts of $4.2 million and in certificates of deposit of $39.2 million. Other borrowings increased $550.3 million and $700.7 million, respectively, from December 31, 2018 and June 30, 2018 to $816.4 million. Other borrowings at June 30, 2019 included $700.1 million in FHLB advances compared to $150.1 million at December 31, 2018 and $115,000 at June 30, 2018. We had approximately $115 million in junior subordinated debt at June 30, 2019, December 31, 2018 and March 31, 2018. During the first quarter of 2019, we paid-off early the FHLB advance of $150.0 million that was outstanding at December 31, 2018 that would have matured in December 2019. We then borrowed $500 million in March 2019 and $200 million in June 2019 in 90-day fixed rate FHLB advances for which at this time we plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million (4 year agreement) and $350 million (5 year agreement) to manage the interest rate risk related to these 90-day FHLB advances. We borrowed these FHLB advances to provide liquidity for operations, loan growth and investment growth. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results. Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments. Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2019, our Bank had total federal funds credit lines of $606.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2019, our Bank had $391.0 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2019, our Bank had a total FHLB credit facility of $1.7 billion with total outstanding FHLB letters of credit consuming $231.1 million, $700.1 million in outstanding advances and $73,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program, leaving $723.3 million in availability on the FHLB credit facility. The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances. We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2019, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital, or $373.5 million at June 30, 2019. Based on these criteria, we had three such credit concentrations at June 30, 2019, including loans on hotels and motels of $554.3 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $1.3 billion and loans to lessors of residential buildings (investment properties and multi-family) of $586.5 million. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

Banking regulators have established guidelines for the construction, land development and other land loans to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2019 , December 31, 2018, and June 30, 2018 the Bank’s construction, land development and other land loans as a percentage of total risk-based capital were 64.7%, 69.5%, and 83.3%, respectively. Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital were 227.4%, 216.0% and 218.5% as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. As of June 30, 2019, December 31, 2018 and June 30, 2018, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these commercial real estate loan ratio guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and South State. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, and the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Increased expenses, loss of revenues, and increased regulatory scrutiny associated with our total assets having exceeded $10.0 billion;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential acquisitions in which South State’s stock may be issued as consideration for an acquired company;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial institutions, including pricing pressures (including those resulting from the Tax Cuts and Jobs Act) and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on the bank’s earnings, the market value of the bank’s loan and securities portfolios, and the market value of South State’s equity;
●	Liquidity risk affecting the bank’s ability to meet its obligations when they come due;
●	Risks associated with an anticipated increase in South State’s investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities South State desires to acquire are not available on terms acceptable to South State;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and including the impact of the recently enacted Tax Cuts and Jobs Act, the Consumer Financial Protection Bureau rules and regulations, and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects earnings or capital arising from negative public opinion;
●	Terrorist activities risk that results in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to the dependence of South State on internal computer systems and the technology of outside service providers, as well as the potential impacts of third-party security breaches, subjects each company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Excessive loan losses;
●	Failure to realize synergies and other financial benefits from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in market prices for South State common stock that may or may not reflect economic condition or performance of South State;
●	The payment of dividends on South State common stock is subject to regulatory supervision as well as the discretion of the board of directors of South State, South State’s performance and other factors;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration; and
●	Other risks and uncertainties disclosed in South State’s most recent Annual Report on Form 10-K filed with the SEC or disclosed in documents filed or furnished by South State with or to the SEC after the filing of such Annual Reports on Form 10-K, and of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2019 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2019 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000, all of which had been repurchased as of December 31, 2018. In January 2019, the Board of Directors approved a new program (“2019 stock repurchase program”) to repurchase up to an additional 1,000,000 of our common shares, all of which had been repurchased as of June 30, 2019. In June 2019, the Board of Directors authorized an additional 2,000,000 of our common shares to be repurchased under the 2019 repurchase program. We are not obligated to repurchase any additional shares under the 2019 repurchase program, and any repurchases under the 2019 stock repurchase program after June 6, 2020 would require additional Federal Reserve approval. As of the date of this filing, we have repurchased 141,200 shares of the 2,000,000 approved in June 2019 at an average price per share of $72.56. The following table reflects share repurchase activity during the second quarter of 2019:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

April 1 - April 30	5,629	*	$74.46	—	500,000	**
May 1 - May 31	250,181	*	75.15	250,000	250,000	**
June 1 - June 30	391,381	*	71.29	391,200	1,858,800	**

Total	647,191			641,200	1,858,800	**
*

For the months ended April 30, 2019, May 31, 2019 and June 30, 2019, total includes 5,629 shares, 181 shares and 181 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2004 or 2019 stock repurchase programs to repurchase shares.

**

In June 2019, the Company completed the repurchase of all 1,000,000 of our common shares that had been approved under the 2019 stock repurchase program in January 2019. In June 2019 the Board of Directors authorized another 2,000,000 to be repurchased under the 2019 stock repurchase program of which 141,200 shares had been purchased as of June 30, 2019.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: August 2, 2019	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2019	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2019	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer