Form 10-Q
period 2019-09-30
SOUTH STATE Corp
filed 2019-11-01
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $2.50 par value	SSB	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻

Non-Accelerated Filer ◻	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ⌧

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 30, 2019
Common Stock, $2.50 par value	33,742,062

South State Corporation and Subsidiary

September 30, 2019 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2019	2018	2018
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$258,357	$251,411	$234,011
Interest-bearing deposits with banks	460,837	124,895	25,950
Federal funds sold and securities purchased under agreements to resell	—	32,677	47,348
Total cash and cash equivalents	719,194	408,983	307,309
Investment securities:
Securities held to maturity (fair value of $0, $0 and $500, respectively)	—	—	500
Securities available for sale, at fair value	1,813,134	1,517,067	1,551,281
Other investments	49,124	25,604	19,229
Total investment securities	1,862,258	1,542,671	1,571,010
Loans held for sale	87,393	22,925	33,752
Loans:
Acquired credit impaired, net of allowance for loan losses	390,714	485,119	512,633
Acquired non-credit impaired	1,965,603	2,594,826	2,786,102
Non-acquired	8,928,512	7,933,286	7,606,478
Less allowance for non-acquired loan losses	(54,937)	(51,194)	(49,869)
Loans, net	11,229,892	10,962,037	10,855,344
Other real estate owned	13,415	11,410	12,119
Premises and equipment, net	323,506	241,076	241,909
Bank owned life insurance	233,206	230,105	229,075
Deferred tax assets	27,844	37,128	47,943
Mortgage servicing rights	28,674	34,727	36,056
Core deposit and other intangibles	53,083	62,900	66,437
Goodwill	1,002,900	1,002,900	1,002,900
Other assets	170,717	119,466	118,361
Total assets	$15,752,082	$14,676,328	$14,522,215
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,307,532	$3,061,769	$3,157,478
Interest-bearing	8,716,255	8,585,164	8,456,397
Total deposits	12,023,787	11,646,933	11,613,875
Federal funds purchased and securities sold under agreements to repurchase	269,072	270,649	279,698
Other borrowings	815,771	266,084	115,919
Other liabilities	292,496	126,366	144,584
Total liabilities	13,401,126	12,310,032	12,154,076
Shareholders’ equity:
Common stock - $2.50 par value; authorized 80,000,000 shares; 33,902,726, 35,829,549 and 36,723,238 shares issued and outstanding, respectively	84,757	89,574	91,808
Surplus	1,617,004	1,750,495	1,805,685
Retained earnings	646,325	551,108	515,155
Accumulated other comprehensive income (loss)	2,870	(24,881)	(44,509)
Total shareholders’ equity	2,350,956	2,366,296	2,368,139
Total liabilities and shareholders’ equity	$15,752,082	$14,676,328	$14,522,215

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$134,953	$132,043	$402,175	$388,936
Investment securities:
Taxable	10,785	8,890	28,933	26,726
Tax-exempt	1,587	1,521	4,700	4,695
Federal funds sold and securities purchased under agreements to resell	2,676	1,106	7,565	2,983
Total interest income	150,001	143,560	443,373	423,340
Interest expense:
Deposits	16,655	13,220	50,693	30,142
Federal funds purchased and securities sold under agreements to repurchase	612	599	2,037	1,696
Other borrowings	5,361	1,452	12,824	4,678
Total interest expense	22,628	15,271	65,554	36,516
Net interest income	127,373	128,289	377,819	386,824
Provision for loan losses	4,028	3,117	9,220	10,049
Net interest income after provision for loan losses	123,345	125,172	368,599	376,775
Noninterest income:
Fees on deposit accounts	19,725	17,790	56,274	62,945
Mortgage banking income	6,115	2,824	13,807	11,089
Trust and investment services income	7,320	7,527	22,309	22,608
Securities gains (losses), net	437	(11)	2,687	(652)
Recoveries on acquired loans	1,401	1,238	4,615	6,379
Other	2,584	2,659	7,566	7,738
Total noninterest income	37,582	32,027	107,258	110,107
Noninterest expense:
Salaries and employee benefits	59,551	57,934	176,529	175,425
Occupancy expense	11,883	12,235	35,344	37,361
Information services expense	8,878	7,804	26,558	26,445
OREO expense and loan related	597	(19)	2,229	2,679
Pension plan termination expense	—	—	9,526	—
Amortization of intangibles	3,268	3,537	9,817	10,672
Supplies, printing and postage expense	1,418	1,561	4,417	4,359
Professional fees	2,442	2,138	7,463	5,735
FDIC assessment and other regulatory charges	228	2,525	3,218	7,065
Advertising and marketing	1,052	1,049	2,818	2,948
Merger and branch consolidation related expense	—	4,476	3,058	29,868
Other	7,047	7,054	23,033	21,706
Total noninterest expense	96,364	100,294	304,010	324,263
Earnings:
Income before provision for income taxes	64,563	56,905	171,847	162,619
Provision for income taxes	12,998	9,823	34,455	32,752
Net income	$51,565	$47,082	$137,392	$129,867
Earnings per common share:
Basic	$1.51	$1.28	$3.94	$3.53
Diluted	$1.50	$1.28	$3.92	$3.52
Weighted average common shares outstanding:
Basic	34,057	36,645	34,859	36,657
Diluted	34,300	36,893	35,069	36,909

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$51,565	$47,082	$137,392	$129,867
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	7,467	(11,056)	44,528	(41,354)
Tax effect	(1,643)	2,432	(9,796)	9,130
Reclassification adjustment for (gains) losses included in net income	(437)	11	2,679	652
Tax effect	96	(2)	(590)	(144)
Net of tax amount	5,483	(8,615)	36,821	(31,716)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(4,988)	(1)	(18,931)	43
Tax effect	1,097	—	4,165	(9)
Reclassification adjustment for gains (losses) included in interest expense	(241)	35	(585)	121
Tax effect	53	(8)	128	(27)
Net of tax amount	(4,079)	26	(15,223)	128
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	—	—	—	—
Tax effect	—	—	—	—
Reclassification adjustment for changes included in net income	—	194	7,888	581
Tax effect	—	(43)	(1,735)	(128)
Net of tax amount	—	151	6,153	453
Other comprehensive income (loss), net of tax	1,404	(8,438)	27,751	(31,135)
Comprehensive income	$52,969	$38,644	$165,143	$98,732

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended September 30, 2019 and 2018

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2018	36,825,556	$92,064	$1,811,446	$480,928	$(36,071)	$2,348,367
Comprehensive income:
Net income	—	—	—	47,082	—	47,082
Other comprehensive loss, net of tax effects	—	—	—	—	(8,438)	(8,438)
Total comprehensive income						38,644
Cash dividends declared on common stock at $.35 per share	—	—	—	(12,855)	—	(12,855)
Employee stock purchases	4,445	11	346	—	—	357
Restricted stock awards (forfeitures)	(3,250)	(8)	8	—	—	—
Common stock repurchased - buyback plan	(100,000)	(250)	(8,094)	—	—	(8,344)
Common stock repurchased	(3,513)	(9)	(281)	—	—	(290)
Share-based compensation expense	—	—	2,260	—	—	2,260
Balance, September 30, 2018	36,723,238	$91,808	$1,805,685	$515,155	$(44,509)	$2,368,139
Balance, June 30, 2019	34,735,587	$86,839	$1,676,229	$609,444	$1,466	$2,373,978
Comprehensive income:
Net income	—	—	—	51,565	—	51,565
Other comprehensive income, net of tax effects	—	—	—	—	1,404	1,404
Total comprehensive income						52,969
Cash dividends declared at $.43 per share	—	—	—	(14,684)	—	(14,684)
Employee stock purchases	5,598	14	360	—	—	374
Stock options exercised	24,256	61	767	—	—	828
Stock issued pursuant to restricted stock units	578	1	(1)	—	—	—
Common stock repurchased - buyback plan	(858,800)	(2,147)	(62,307)	—	—	(64,454)
Common stock repurchased	(4,493)	(11)	(329)	—	—	(340)
Share-based compensation expense	—	—	2,285	—	—	2,285
Balance, September 30, 2019	33,902,726	$84,757	$1,617,004	$646,325	$2,870	$2,350,956

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2019 and 2018

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2017	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income:
Net income	—	—	—	129,867	—	129,867
Other comprehensive loss, net of tax effects	—	—	—	—	(31,135)	(31,135)
Total comprehensive income						98,732
Cash dividends declared on common stock at $1.02 per share	—	—	—	(37,506)	—	(37,506)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	2,947	(2,947)	—
Employee stock purchases	8,783	22	687	—	—	709
Stock options exercised	33,424	83	948	—	—	1,031
Restricted stock awards (forfeitures)	4,586	12	(12)	—	—	—
Stock issued pursuant to restricted stock units	39,541	99	(99)	—	—	—
Common stock repurchased - buyback plan	(100,000)	(250)	(8,094)	—	—	(8,344)
Common stock repurchased	(22,752)	(57)	(1,959)	—	—	(2,016)
Share-based compensation expense	—	—	6,613	—	—	6,613
Balance, September 30, 2018	36,723,238	$91,808	$1,805,685	$515,155	$(44,509)	$2,368,139
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income:
Net income	—	—	—	137,392	—	137,392
Other comprehensive income, net of tax effects	—	—	—	—	27,751	27,751
Total comprehensive income						165,143
Cash dividends declared on common stock at $1.21 per share	—	—	—	(42,175)	—	(42,175)
Employee stock purchases	11,548	29	688	—	—	717
Stock options exercised	36,978	93	1,137	—	—	1,230
Restricted stock awards (forfeitures)	6,602	17	(17)	—	—	—
Stock issued pursuant to restricted stock units	51,543	128	(128)	—	—	—
Common stock repurchased - buyback plan	(2,000,000)	(5,000)	(139,594)	—	—	(144,594)
Common stock repurchased	(33,494)	(84)	(2,219)	—	—	(2,303)
Share-based compensation expense	—	—	6,642	—	—	6,642
Balance, September 30, 2019	33,902,726	$84,757	$1,617,004	$646,325	$2,870	$2,350,956

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$137,392	$129,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,981	26,864
Provision for loan losses	9,220	10,049
Deferred income taxes	1,457	9,897
Revision of provisional amount related to the revaluation of deferred taxes from the Tax Reform Act	—	(991)
(Gains) losses on sale of securities, net	(2,687)	652
Share-based compensation expense	6,642	6,613
Accretion of discount related to performing acquired loans	(9,131)	(23,993)
Loss on disposal of premises and equipment	3,648	1,304
Gain on sale of OREO	(527)	(1,570)
Net amortization of premiums on investment securities	5,310	5,696
OREO write downs	727	1,185
Fair value adjustment for loans held for sale	1,463	(699)
Originations and purchases of loans held for sale	(591,590)	(491,694)
Proceeds from sales of loans	525,659	529,528
Net change in:
Accrued interest receivable	(134)	(2,081)
Prepaid assets	(846)	1,833
Operating Leases	1,134	—
Miscellaneous other assets	(49,803)	(1,706)
Accrued interest payable	317	1,490
Accrued income taxes	2,625	649
Miscellaneous other liabilities	63,173	20,890
Net cash provided by operating activities	129,030	223,783
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	231,990	67,853
Proceeds from maturities and calls of investment securities held to maturity	—	2,030
Proceeds from maturities and calls of investment securities available for sale	208,640	173,531
Proceeds from sales of other investment securities	45	15,938
Purchases of investment securities available for sale	(692,114)	(191,305)
Purchases of other investment securities	(23,566)	(12,119)
Net increase in loans	(280,684)	(283,331)
Recoveries of loans previously charged off	2,833	2,686
Purchases of premises and equipment	(11,533)	(9,504)
Proceeds from sale of OREO	7,405	11,655
Proceeds from sale of premises and equipment	17	33
Net cash used in investing activities	(556,967)	(222,533)
Cash flows from financing activities:
Net increase in deposits	376,854	81,721
Net decrease in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(1,577)	(7,159)
Proceeds from FHLB advances	700,001	325,001
Repayment of other borrowings	(150,005)	(425,005)
Common stock issuance	717	709
Common stock repurchases	(146,897)	(10,360)
Dividends paid on common stock	(42,175)	(37,506)
Stock options exercised	1,230	1,031
Net cash provided by (used in) financing activities	738,148	(71,568)
Net increase (decrease) in cash and cash equivalents	310,211	(70,318)
Cash and cash equivalents at beginning of period	408,983	377,627
Cash and cash equivalents at end of period	$719,194	$307,309
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$65,237	$35,026
Income taxes	$31,928	$23,981
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$82,160	$—
Recognition of operating lease assets in exchange for lease liabilities	$10,239	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$(7,246)
Other intangible assets acquired	—	3,321
Liabilities assumed	—	(612)
Net identifiable assets acquired over liabilities assumed	—	(3,313)
Real estate acquired in full or in partial settlement of loans	$9,610	$11,976

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The adoption of the new standard had a material impact on our consolidated balance sheet, with the recording of ROU asset and lease liability of $82.2 million at the commencement date of January 1, 2019. We did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. As of September 30, 2019, we had ROU assets of $89.9 million recorded within premises and equipment on the balance sheet and a lease liability of $91.0 million recorded within other liabilities on the balance sheet. The adoption of ASC Topic 842 did not have a material impact on our consolidated income statement.

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

The following disclosures related to Topic 606 involve income derived from contracts with customers. Within the scope of Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets. Through our wholly-owned subsidiaries, the Bank and South State Advisory, Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $7.3 million and $7.5 million, respectively, for the three months ended September 30, 2019 and 2018, and $22.3 million and $22.6 million, respectively, for the nine months ended September 30, 2019 and 2018. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is $19.9 million and $18.0 million, respectively, for the three months ended September 30, 2019 and 2018, and $57.0 million and $63.7 million, respectively, for the nine months ended September 30, 2019 and 2018. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers which generates revenue for which the revenue recognition standard applies consists of approximately 729,000 active contracts at September 30, 2019 compared to approximately 806,000 at September 30, 2018. We have disaggregated revenue according to timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $26.6 million and $24.5 million, respectively, for the three months ended September 30, 2019 and 2018, and $76.3 million and $85.2 million, respectively, for the nine months ended September 30, 2019 and 2018. Total revenue derived from contracts in which services are transferred over time was $4.5 million and $4.7 million, respectively, for the three months ended September 30, 2019 and 2018, and $14.5 million and $14.5 million, respectively, for the nine months ended September 30, 2019 and 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40) (“ASU 2018-15”). This ASU clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued in April 2015. Specifically, ASU 2018-15 “align[s] the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. An entity would expense the capitalized implementation costs related to a hosting arrangement that is a service contract over the hosting arrangement’s term, which comprises the arrangement’s noncancelable term and any renewal options whose exercise is reasonably certain. The expense would be presented in the same line item in the statement of income as that in which the fee associated with the hosting arrangement is presented. For public business entities, the amendments in ASU 2018-15 are effective for interim and annual periods beginning after December 15, 2019 and an entity has the option of using either a retrospective or prospective transition method. Early adoption is permitted. We early adopted this standard as of January 1, 2019, but it did not have a material impact on our consolidated financial statements. There were $435,146 in capitalized implementation costs in the third quarter of 2019 related to internal use software for a front capture software product for administering customer banking transactions at branch locations. These costs are being held in a suspense account classified as other assets on the balance sheet until the project is complete when they will then begin to be depreciated.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update related to ASU 2016-01, ASU 2017-12 and ASU 2016-13 clarifies certain aspects brought to the Account Standards Board attention by stakeholders related to these ASUs, but does not change the core principles of these standards. The clarifications related to ASU 2016-01 and 2017-12 will be adopted this quarter since these standards have already been adopted. The clarifications related to ASU 2016-13 will be adopted in the first quarter of 2020 when the overall standard will be adopted. The clarification related to ASU 2016-01 and ASU 2017-12 did not have a material impact on our consolidated financial statements. The clarification related to ASU 2016-13 is still being evaluated as are the effects of the overall standard on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820 related to Fair Value Measurement on the basis of the concepts in the FASB Concepts Statement Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted upon issuance of this ASU, including in any interim period for which financial statements have not yet been issued or made available for issuance. Entities making this election are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until their effective date. The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirement additions. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by the ASU must be applied retrospectively to all periods presented. We are still assessing the impact of this new guidance, but does not believe it will have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration. ASU 2016-13 also will require enhanced disclosures.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A cross-functional working group comprised of individuals from credit administration, risk management, accounting and finance, information technology, among others are in place implementing and developing the data, forecast, processes, and portfolio segmentation that will be used in the models that will estimate the expected credit loss for ten loan segments. We have determined a preliminary baseline model result for each loan segment based upon our 10 years of historical losses. Certain credit models have been validated at this time while others are still in the process of being validated. We continue to refine and develop the qualitative framework that will be applied to the ten loan segments which will allow for a reasonable estimate upon adoption of ASU 2016-13. We have also contracted with a third party vendor solution to assist us in the application and analysis of ASU 2016-13 in aggregating the results of the models and provide macroeconomic forecast for the markets served relative to the ten loan segments. This standard requires estimating projected lifetime credit losses based on macro-economic forecast assumptions and certain management judgements over the life of the loans.  Under our baseline scenario, we currently estimate that our allowance under CECL will be in a range of $105 to $120 million, increasing roughly $35 to $50 million. This estimate is influenced by the composition, characteristics and quality of our loan portfolio, as well as the economic conditions and forecasts as of each reporting period. These economic conditions and forecasts could be significantly different in future periods.

Note 4 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2019:
State and municipal obligations	$—	$—	$—	$—
December 31, 2018:
State and municipal obligations	$—	$—	$—	$—
September 30, 2018:
State and municipal obligations	$500	$—	$—	$500

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2019:
Government-sponsored entities debt*	$40,322	$645	$—	$40,967
State and municipal obligations	183,005	5,720	(43)	188,682
Mortgage-backed securities**	1,566,182	19,791	(2,488)	1,583,485
	$1,789,509	$26,156	$(2,531)	$1,813,134
December 31, 2018:
Government-sponsored entities debt*	$48,982	$21	$(752)	$48,251
State and municipal obligations	200,184	1,709	(1,125)	200,768
Mortgage-backed securities**	1,291,484	697	(24,133)	1,268,048
	$1,540,650	$2,427	$(26,010)	$1,517,067
September 30, 2018:
Government-sponsored entities debt*	$54,397	$—	$(1,852)	$52,545
State and municipal obligations	207,723	1,114	(2,613)	206,224
Mortgage-backed securities**	1,336,778	115	(44,381)	1,292,512
	$1,598,898	$1,229	$(48,846)	$1,551,281

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

There was a net realized gain of $437,000 and $2.7 million on the sale of securities for the three and nine months ended September 30, 2019, respectively, compared to a net realized loss of $11,000 and $652,000 for the three and nine months ended September 30, 2018, respectively. The net realized gain of $2.7 million for the nine months ended September 30, 2019 includes net realized gains totaling $5.4 million from the sale of VISA Class B shares in the first and second quarters of 2019. If the gains from the VISA Class B share are excluded in 2019, the Company would have had a net realized loss of $2.7 million on the sale of available for sale securities for the nine months ended September 30, 2019.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
September 30, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124
December 31, 2018:
Federal Home Loan Bank stock	$19,524
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$25,604
September 30, 2018:
Federal Home Loan Bank stock	$13,149
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$19,229

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2019, we determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at September 30, 2019 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$6,012	$6,018
Due after one year through five years	—	—	71,916	72,679
Due after five years through ten years	—	—	411,641	418,641
Due after ten years	—	—	1,299,940	1,315,796
	$—	$—	$1,789,509	$1,813,134

Information pertaining to our securities with gross unrealized losses at September 30, 2019, December 31, 2018 and September 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2019:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	43	5,275	—	—
Mortgage-backed securities	1,113	312,686	1,375	154,111
	$1,156	$317,961	$1,375	$154,111
December 31, 2018:
Securities Available for Sale
Government-sponsored entities debt	$100	$10,571	$652	$32,959
State and municipal obligations	760	40,387	365	14,231
Mortgage-backed securities	5,182	405,055	18,951	755,223
	$6,042	$456,013	$19,968	$802,413
September 30, 2018:
Securities Available for Sale
Government-sponsored entities debt	$538	$20,253	$1,314	$32,293
State and municipal obligations	2,313	89,908	300	8,104
Mortgage-backed securities	25,077	876,430	19,304	389,045
	$27,928	$986,591	$20,918	$429,442

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. All debt securities available for sale in an unrealized loss position as of September 30, 2019 continue to perform as scheduled. As part of our evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

Note 5 — Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$955,318	$841,445	$902,836
Commercial non-owner occupied	1,777,327	1,415,551	1,279,328
Total commercial non-owner occupied real estate	2,732,645	2,256,996	2,182,164
Consumer real estate:
Consumer owner occupied	2,118,127	1,936,265	1,844,203
Home equity loans	521,744	495,148	473,381
Total consumer real estate	2,639,871	2,431,413	2,317,584
Commercial owner occupied real estate	1,677,695	1,517,551	1,449,069
Commercial and industrial	1,130,847	1,054,952	991,842
Other income producing property	220,957	214,353	209,983
Consumer	525,040	448,664	438,789
Other loans	1,457	9,357	17,047
Total non-acquired loans	8,928,512	7,933,286	7,606,478
Less allowance for loan losses	(54,937)	(51,194)	(49,869)
Non-acquired loans, net	$8,873,575	$7,882,092	$7,556,609

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$53,302	$165,070	$222,562
Commercial non-owner occupied	503,443	679,253	684,793
Total commercial non-owner occupied real estate	556,745	844,323	907,355
Consumer real estate:
Consumer owner occupied	543,432	628,813	647,064
Home equity loans	198,112	242,425	259,558
Total consumer real estate	741,544	871,238	906,622
Commercial owner occupied real estate	345,040	421,841	455,803
Commercial and industrial	126,092	212,537	247,922
Other income producing property	103,093	133,110	150,371
Consumer	93,089	111,777	118,029
Acquired non-credit impaired loans	$1,965,603	$2,594,826	$2,786,102

The unamortized discount related to the acquired non-credit impaired loans totaled $24.2 million, $33.4 million, and $37.1 million at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

In accordance with FASB ASC Topic 310-30, we aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below. The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Acquired credit impaired loans:
Commercial real estate	$149,134	$196,764	$209,518
Commercial real estate—construction and development	26,930	32,942	34,312
Residential real estate	175,044	207,482	218,019
Consumer	36,812	42,492	44,081
Commercial and industrial	8,112	10,043	10,671
Acquired credit impaired loans	396,032	489,723	516,601
Less allowance for loan losses	(5,318)	(4,604)	(3,968)
Acquired credit impaired loans, net	$390,714	$485,119	$512,633

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of acquired credit impaired loans as of September 30, 2019, December 31, 2018 and September 30, 2018 are as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Contractual principal and interest	$496,141	$626,691	$666,040
Non-accretable difference	(15,292)	(24,818)	(38,422)
Cash flows expected to be collected	480,849	601,873	627,618
Accretable yield	(90,135)	(116,754)	(114,985)
Carrying value	$390,714	$485,119	$512,633

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

The following are changes in the carrying value of acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$485,119	$618,803
Net reductions for payments, foreclosures, and accretion	(93,691)	(106,829)
Change in the allowance for loan losses on acquired loans	(714)	659
Balance at end of period, net of allowance for loan losses on acquired credit impaired loans	$390,714	$512,633

The table below reflects refined accretable yield balance for acquired credit impaired loans:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$116,754	$133,096
Park Sterling Corporation ("Park Sterling") acquisition Day 1 adjustment	—	(1,460)
Contractual interest income	(20,515)	(25,278)
Accretion on acquired credit impaired loans	(14,978)	(13,905)
Reclass of nonaccretable difference due to improvement in expected cash flows	9,009	22,803
Other changes, net	(135)	(271)
Balance at end of period	$90,135	$114,985

The table above reflects the changes in the carrying amount of accretable yield for the acquired credit impaired loans and shows both the contractual interest income and incremental accretion for the nine months ended September 30, 2019 and 2018. In the first nine months of 2019, the accretable yield balance declined by $26.6 million as total contractual interest and accretion income of $35.5 million was recognized. This was partially offset by improved expected cash flows of $9.0 million. The improved cash flows for the prior year was adjusted to accurately reflect the split between income types.

As of September 30, 2019, the table above excludes $2.0 billion ($2.0 billion in contractual principal less a $24.2 million discount) in acquired loans which are accounted for under FASB ASC Topic 310-20. These loans were identified as either performing with no discount related to credit quality or as revolving lines of credit (commercial or consumer) at acquisition. As of September 30, 2018, the balance of these acquired loans totaled $2.8 billion ($2.8 billion in contractual principal less a $37.1 million remaining discount).

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended September 30, 2019:
Balance at beginning of period	$53,590	$—	$4,623	$58,213
Loans charged-off	(1,969)	(810)	—	(2,779)
Recoveries of loans previously charged off (1)	834	50	—	884
Net charge-offs	(1,135)	(760)	—	(1,895)
Provision for loan losses charged to operations	2,482	760	786	4,028
Reduction due to loan removals	—	—	(91)	(91)
Balance at end of period	$54,937	$—	$5,318	$60,255
Three Months Ended September 30, 2018:
Balance at beginning of period	$47,874	$—	$4,426	$52,300
Loans charged-off	(1,891)	(97)	—	(1,988)
Recoveries of loans previously charged off (1)	555	27	—	582
Net charge-offs	(1,336)	(70)	—	(1,406)
Provision for loan losses charged to operations	3,331	70	(284)	3,117
Reduction due to loan removals	—	—	(174)	(174)
Balance at end of period	$49,869	$—	$3,968	$53,837

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Nine Months Ended September 30, 2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(4,541)	(2,719)	—	(7,260)
Recoveries of loans previously charged off (1)	2,461	372	—	2,833
Net charge-offs	(2,080)	(2,347)	—	(4,427)
Provision for loan losses charged to operations	5,823	2,347	1,050	9,220
Reduction due to loan removals	—	—	(336)	(336)
Balance at end of period	$54,937	$—	$5,318	$60,255
Nine Months Ended September 30, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(4,300)	(1,614)	—	(5,914)
Recoveries of loans previously charged off (1)	2,408	279	—	2,687
Net charge-offs	(1,892)	(1,335)	—	(3,227)
Provision for losses charged to operations	8,313	1,335	401	10,049
Reduction due to loan removals	—	—	(1,060)	(1,060)
Balance at end of period	$49,869	$—	$3,968	$53,837

(1)	– Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Three Months Ended September 30, 2019
Allowance for loan losses:
Balance, June 30, 2019	$5,718	$10,311	$9,526	$12,432	$3,177	$7,495	$1,359	$3,572	$—	$53,590
Charge-offs	(69)	—	(31)	(10)	(100)	(32)	—	(1,727)	—	(1,969)
Recoveries	208	2	18	149	86	77	29	265	—	834
Provision (benefit)	159	238	456	(24)	28	21	(29)	1,633	—	2,482
Balance, September 30, 2019	$6,016	$10,551	$9,969	$12,547	$3,191	$7,561	$1,359	$3,743	$—	$54,937
Loans individually evaluated for impairment	$587	$—	$33	$33	$121	$387	$58	$2	$—	$1,221
Loans collectively evaluated for impairment	$5,429	$10,551	$9,936	$12,514	$3,070	$7,174	$1,301	$3,741	$—	$53,716
Loans:
Loans individually evaluated for impairment	$32,673	$87	$7,135	$5,127	$2,345	$5,313	$2,096	$91	$—	$54,867
Loans collectively evaluated for impairment	922,645	1,777,240	1,670,560	2,113,000	519,399	1,125,534	218,861	524,949	1,457	8,873,645
Total non-acquired loans	$955,318	$1,777,327	$1,677,695	$2,118,127	$521,744	$1,130,847	$220,957	$525,040	$1,457	$8,928,512
Three Months Ended September 30, 2018
Allowance for loan losses:
Balance, June 30, 2018	$6,187	$7,209	$8,607	$10,945	$3,368	$6,711	$1,413	$3,071	$363	$47,874
Charge-offs	—	—	(578)	(76)	(40)	(34)	—	(1,163)	—	(1,891)
Recoveries	178	2	105	43	11	27	3	186	—	555
Provision (benefit)	(352)	774	943	468	102	219	(6)	1,089	94	3,331
Balance, September 30, 2018	$6,013	$7,985	$9,077	$11,380	$3,441	$6,923	$1,410	$3,183	$457	$49,869
Loans individually evaluated for impairment	$723	$81	$40	$28	$171	$475	$133	$6	$—	$1,657
Loans collectively evaluated for impairment	$5,290	$7,904	$9,037	$11,352	$3,270	$6,448	$1,277	$3,177	$457	$48,212
Loans:
Loans individually evaluated for impairment	$35,776	$1,315	$4,551	$5,420	$3,026	$1,409	$2,930	$213	$—	$54,640
Loans collectively evaluated for impairment	867,060	1,278,013	1,444,518	1,838,783	470,355	990,433	207,053	438,576	17,047	7,551,838
Total non-acquired loans	$902,836	$1,279,328	$1,449,069	$1,844,203	$473,381	$991,842	$209,983	$438,789	$17,047	$7,606,478

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$5,682	$8,754	$9,369	$11,913	$3,434	$7,454	$1,446	$3,101	$41	$51,194
Charge-offs	(78)	(3)	(43)	(95)	(115)	(141)	(31)	(4,035)	—	(4,541)
Recoveries	833	47	84	181	220	286	87	723	—	2,461
Provision (benefit)	(421)	1,753	559	548	(348)	(38)	(143)	3,954	(41)	5,823
Balance, September 30, 2019	$6,016	$10,551	$9,969	$12,547	$3,191	$7,561	$1,359	$3,743	$—	$54,937
Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Charge-offs	(35)	—	(659)	(80)	(111)	(178)	—	(3,237)	—	(4,300)
Recoveries	1,167	6	76	169	139	241	14	596	—	2,408
Provision (benefit)	(1,040)	1,454	1,532	1,623	163	1,372	21	3,036	152	8,313
Balance, September 30, 2018	$6,013	$7,985	$9,077	$11,380	$3,441	$6,923	$1,410	$3,183	$457	$49,869

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Three Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(39)	—	—	—	(23)	(648)	—	(100)	(810)
Recoveries	1	—	—	21	9	10	—	9	50
Provision (benefit)	38	—	—	(21)	14	638	—	91	760
Balance, September 30, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	53,302	503,443	345,040	543,432	198,112	126,092	103,093	93,089	1,965,603
Total acquired non-credit impaired loans	$53,302	$503,443	$345,040	$543,432	$198,112	$126,092	$103,093	$93,089	$1,965,603

Three Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(4)	(30)	—	(63)	(97)
Recoveries	1	—	—	1	6	5	—	14	27
Provision (benefit)	(1)	—	—	(1)	(2)	25	—	49	70
Balance, September 30, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	222,562	684,793	455,803	647,064	259,558	247,922	150,371	118,029	2,786,102
Total acquired non-credit impaired loans	$222,562	$684,793	$455,803	$647,064	$259,558	$247,922	$150,371	$118,029	$2,786,102

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(45)	—	(786)	(6)	(263)	(1,288)	(26)	(305)	(2,719)
Recoveries	3	—	—	26	55	181	71	36	372
Provision (benefit)	42	—	786	(20)	208	1,107	(45)	269	2,347
Balance, September 30, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(106)	—	(28)	(70)	(244)	(838)	—	(328)	(1,614)
Recoveries	8	—	—	63	85	60	—	63	279
Provision (benefit)	98	—	28	7	159	778	—	265	1,335
Balance, September 30, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Three Months Ended September 30, 2019
Allowance for loan losses:
Balance, June 30, 2019	$1,009	$798	$2,346	$470	$—	$4,623
Provision (benefit) for loan losses	386	(38)	447	(9)	—	786
Reduction due to loan removals	—	—	(91)	—	—	(91)
Balance, September 30, 2019	$1,395	$760	$2,702	$461	$—	$5,318
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$1,395	$760	$2,702	$461	$—	$5,318
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	149,134	26,930	175,044	36,812	8,112	396,032
Total acquired credit impaired loans	$149,134	$26,930	$175,044	$36,812	$8,112	$396,032

Three Months Ended September 30, 2018
Allowance for loan losses:
Balance , June 30, 2018	$636	$576	$2,514	$572	$128	$4,426
Provision (benefit) for loan losses	62	(205)	(87)	(26)	(28)	(284)
Reduction due to loan removals	(6)	(31)	(116)	—	(21)	(174)
Balance, September 30, 2018	$692	$340	$2,311	$546	$79	$3,968
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$692	$340	$2,311	$546	$79	$3,968
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	209,518	34,312	218,019	44,081	10,671	516,601
Total acquired credit impaired loans	$209,518	$34,312	$218,019	$44,081	$10,671	$516,601

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$801	$717	$2,246	$761	$79	$4,604
Provision (benefit) for loan losses	599	43	742	(300)	(34)	1,050
Reduction due to loan removals	(5)	—	(286)	—	(45)	(336)
Balance, September 30, 2019	$1,395	$760	$2,702	$461	$—	$5,318
Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$4,627
Provision (benefit) for loan losses	423	273	(894)	88	511	401
Reduction due to loan removals	(19)	(113)	(348)	(3)	(577)	(1,060)
Balance, September 30, 2018	$692	$340	$2,311	$546	$79	$3,968

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

We utilize a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average, however, still acceptable credit risk.
●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans:

	Construction & Development			Commercial Non-owner Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$947,230	$832,612	$889,818	$1,768,013	$1,407,744	$1,270,557	$1,648,456	$1,480,267	$1,421,090
Special mention	5,601	6,015	9,906	7,091	6,427	7,027	17,319	24,576	18,337
Substandard	2,487	2,818	3,112	2,223	1,380	1,744	11,920	12,708	9,642
Doubtful	—	—	—	—	—	—	—	—	—
	$955,318	$841,445	$902,836	$1,777,327	$1,415,551	$1,279,328	$1,677,695	$1,517,551	$1,449,069

	Commercial & Industrial			Other Income Producing Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$1,103,532	$1,037,915	$970,586	$215,624	$208,186	$203,844	$5,682,855	$4,966,724	$4,755,895
Special mention	18,148	5,887	12,997	3,922	4,706	4,671	52,081	47,611	52,938
Substandard	9,167	11,150	8,259	1,411	1,461	1,468	27,208	29,517	24,225
Doubtful	—	—	—	—	—	—	—	—	—
	$1,130,847	$1,054,952	$991,842	$220,957	$214,353	$209,983	$5,762,144	$5,043,852	$4,833,058

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$2,091,129	$1,909,427	$1,816,735	$510,508	$481,607	$460,720	$522,674	$446,823	$437,043
Special mention	9,054	11,304	11,614	5,373	7,293	6,037	421	437	517
Substandard	17,944	15,534	15,854	5,863	6,248	6,624	1,945	1,404	1,229
Doubtful	—	—	—	—	—	—	—	—	—
	$2,118,127	$1,936,265	$1,844,203	$521,744	$495,148	$473,381	$525,040	$448,664	$438,789

	Other			Consumer Total
	September 30, 2019	December 31, 2018	September 30, 2018	September 30, 2019	December 31, 2018	September 30, 2018
Pass	$1,457	$9,357	$17,047	$3,125,768	$2,847,214	$2,731,545
Special mention	—	—	—	14,848	19,034	18,168
Substandard	—	—	—	25,752	23,186	23,707
Doubtful	—	—	—	—	—	—
	$1,457	$9,357	$17,047	$3,166,368	$2,889,434	$2,773,420

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Pass	$8,808,623	$7,813,938	$7,487,440
Special mention	66,929	66,645	71,106
Substandard	52,960	52,703	47,932
Doubtful	—	—	—
	$8,928,512	$7,933,286	$7,606,478

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

				Commercial Non-owner
	Construction & Development			Occupied			Commercial Owner Occupied
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$51,340	$163,777	$221,034	$492,258	$665,913	$670,176	$330,005	$411,783	$447,877
Special mention	736	838	921	5,035	13,018	14,612	3,427	5,664	6,933
Substandard	1,226	455	607	6,150	322	5	11,608	4,394	993
Doubtful	—	—	—	—	—	—	—	—	—
	$53,302	$165,070	$222,562	$503,443	$679,253	$684,793	$345,040	$421,841	$455,803

				Other Income Producing
	Commercial & Industrial			Property			Commercial Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$120,926	$202,399	$239,906	$95,611	$125,399	$143,349	$1,090,140	$1,569,271	$1,722,342
Special mention	4,051	6,523	7,634	5,937	6,419	6,208	19,186	32,462	36,308
Substandard	1,115	3,615	382	1,545	1,292	814	21,644	10,078	2,801
Doubtful	—	—	—	—	—	—	—	—	—
	$126,092	$212,537	$247,922	$103,093	$133,110	$150,371	$1,130,970	$1,611,811	$1,761,451

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied			Home Equity			Consumer
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$532,760	$617,391	$635,443	$184,946	$227,515	$244,017	$90,076	$108,833	$115,154
Special mention	6,805	7,868	7,412	5,405	7,688	8,089	574	698	619
Substandard	3,867	3,554	4,209	7,761	7,222	7,452	2,439	2,246	2,256
Doubtful	—	—	—	—	—	—	—	—	—
	$543,432	$628,813	$647,064	$198,112	$242,425	$259,558	$93,089	$111,777	$118,029

	Consumer Total
	September 30,	December 31,	September 30,
	2019	2018	2018
Pass	$807,782	$953,739	$994,614
Special mention	12,784	16,254	16,120
Substandard	14,067	13,022	13,917
Doubtful	—	—	—
	$834,633	$983,015	$1,024,651

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Pass	$1,897,922	$2,523,010	$2,716,956
Special mention	31,970	48,716	52,428
Substandard	35,711	23,100	16,718
Doubtful	—	—	—
	$1,965,603	$2,594,826	$2,786,102

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired credit impaired loan losses table found on page 27):

				Commercial Real Estate—
				Construction and
	Commercial Real Estate			Development
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018	2019	2018	2018
Pass	$121,264	$160,788	$164,435	$18,978	$20,293	$20,796
Special mention	9,064	14,393	22,629	3,018	3,001	3,165
Substandard	18,806	21,583	22,454	4,934	9,648	10,351
Doubtful	—	—	—	—	—	—
	$149,134	$196,764	$209,518	$26,930	$32,942	$34,312

	Residential Real Estate			Consumer			Commercial & Industrial
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2019	2018	2018	2019	2018	2018	2019	2018	2018
Pass	$88,131	$104,181	$109,004	$4,696	$5,751	$5,927	$5,703	$5,093	$5,514
Special mention	36,901	41,964	42,834	12,723	14,484	14,795	471	546	584
Substandard	50,012	61,337	66,181	19,393	22,257	23,359	1,938	4,404	4,573
Doubtful	—	—	—	—	—	—	—	—	—
	$175,044	$207,482	$218,019	$36,812	$42,492	$44,081	$8,112	$10,043	$10,671

	Total Acquired
	Credit Impaired Loans
	September 30,	December 31,	September 30,
	2019	2018	2018
Pass	$238,772	$296,106	$305,676
Special mention	62,177	74,388	84,007
Substandard	95,083	119,229	126,918
Doubtful	—	—	—
	$396,032	$489,723	$516,601

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2019
Commercial real estate:
Construction and land development	$194	$17	$323	$534	$954,784	$955,318
Commercial non-owner occupied	173	—	299	472	1,776,855	1,777,327
Commercial owner occupied	2,914	1,662	2,776	7,352	1,670,343	1,677,695
Consumer real estate:
Consumer owner occupied	1,610	569	2,271	4,450	2,113,677	2,118,127
Home equity loans	478	368	183	1,029	520,715	521,744
Commercial and industrial	1,219	480	1,525	3,224	1,127,623	1,130,847
Other income producing property	115	182	52	349	220,608	220,957
Consumer	793	205	806	1,804	523,236	525,040
Other loans	—	—	—	—	1,457	1,457
	$7,496	$3,483	$8,235	$19,214	$8,909,298	$8,928,512
December 31, 2018
Commercial real estate:
Construction and land development	$693	$305	$452	$1,450	$839,995	$841,445
Commercial non-owner occupied	68	18	396	482	1,415,069	1,415,551
Commercial owner occupied	1,639	1,495	904	4,038	1,513,513	1,517,551
Consumer real estate:
Consumer owner occupied	1,460	789	943	3,192	1,933,073	1,936,265
Home equity loans	744	532	713	1,989	493,159	495,148
Commercial and industrial	898	120	573	1,591	1,053,361	1,054,952
Other income producing property	169	26	289	484	213,869	214,353
Consumer	437	174	718	1,329	447,335	448,664
Other loans	—	—	—	—	9,357	9,357
	$6,108	$3,459	$4,988	$14,555	$7,918,731	$7,933,286
September 30, 2018
Commercial real estate:
Construction and land development	$535	$537	$77	$1,149	$901,687	$902,836
Commercial non-owner occupied	466	—	676	1,142	1,278,186	1,279,328
Commercial owner occupied	2,562	1,249	871	4,682	1,444,387	1,449,069
Consumer real estate:
Consumer owner occupied	866	264	920	2,050	1,842,153	1,844,203
Home equity loans	1,667	296	749	2,712	470,669	473,381
Commercial and industrial	716	297	905	1,918	989,924	991,842
Other income producing property	1,163	—	249	1,412	208,571	209,983
Consumer	702	171	686	1,559	437,230	438,789
Other loans	—	—	—	—	17,047	17,047
	$8,677	$2,814	$5,133	$16,624	$7,589,854	$7,606,478

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2019
Commercial real estate:
Construction and land development	$323	$—	$162	$485	$52,817	$53,302
Commercial non-owner occupied	697	—	255	952	502,491	503,443
Commercial owner occupied	2,401	168	723	3,292	341,748	345,040
Consumer real estate:
Consumer owner occupied	953	163	327	1,443	541,989	543,432
Home equity loans	653	201	1,137	1,991	196,121	198,112
Commercial and industrial	857	32	321	1,210	124,882	126,092
Other income producing property	1,008	293	85	1,386	101,707	103,093
Consumer	881	134	506	1,521	91,568	93,089
	$7,773	$991	$3,516	$12,280	$1,953,323	$1,965,603
December 31, 2018
Commercial real estate:
Construction and land development	$647	$45	$365	$1,057	$164,013	$165,070
Commercial non-owner occupied	607	21	283	911	678,342	679,253
Commercial owner occupied	964	1,006	—	1,970	419,871	421,841
Consumer real estate:
Consumer owner occupied	1,127	621	789	2,537	626,276	628,813
Home equity loans	1,286	442	2,209	3,937	238,488	242,425
Commercial and industrial	2,648	130	19	2,797	209,740	212,537
Other income producing property	603	276	129	1,008	132,102	133,110
Consumer	574	209	532	1,315	110,462	111,777
	$8,456	$2,750	$4,326	$15,532	$2,579,294	$2,594,826
September 30, 2018
Commercial real estate:
Construction and land development	$6	$199	$373	$578	$221,984	$222,562
Commercial non-owner occupied	3,931	48	—	3,979	680,814	684,793
Commercial owner occupied	564	198	711	1,473	454,330	455,803
Consumer real estate:
Consumer owner occupied	552	405	575	1,532	645,532	647,064
Home equity loans	1,295	527	2,421	4,243	255,315	259,558
Commercial and industrial	116	589	264	969	246,953	247,922
Other income producing property	804	343	129	1,276	149,095	150,371
Consumer	541	298	465	1,304	116,725	118,029
	$7,809	$2,607	$4,938	$15,354	$2,770,748	$2,786,102

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2019
Commercial real estate	$444	$252	$2,671	$3,367	$145,767	$149,134
Commercial real estate—construction and development	88	—	261	349	26,581	26,930
Residential real estate	2,317	1,143	5,016	8,476	166,568	175,044
Consumer	948	185	499	1,632	35,180	36,812
Commercial and industrial	282	—	77	359	7,753	8,112
	$4,079	$1,580	$8,524	$14,183	$381,849	$396,032
December 31, 2018
Commercial real estate	$876	$112	$4,533	$5,521	$191,243	$196,764
Commercial real estate—construction and development	115	12	2,816	2,943	29,999	32,942
Residential real estate	4,620	1,251	8,487	14,358	193,124	207,482
Consumer	722	90	839	1,651	40,841	42,492
Commercial and industrial	2,437	—	88	2,525	7,518	10,043
	$8,770	$1,465	$16,763	$26,998	$462,725	$489,723
September 30, 2018
Commercial real estate	$1,517	$375	$5,608	$7,500	$202,018	$209,518
Commercial real estate—construction and development	768	309	2,905	3,982	30,330	34,312
Residential real estate	6,506	1,392	8,371	16,269	201,750	218,019
Consumer	671	168	891	1,730	42,351	44,081
Commercial and industrial	2,625	83	88	2,796	7,875	10,671
	$12,087	$2,327	$17,863	$32,277	$484,324	$516,601

The following is a summary of certain information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
September 30, 2019
Commercial real estate:
Construction and land development	$33,063	$225	$32,448	$32,673	$587
Commercial non-owner occupied	146	74	13	87	—
Commercial owner occupied	8,401	5,544	1,591	7,135	33
Consumer real estate:
Consumer owner occupied	5,441	3,610	1,517	5,127	33
Home equity loans	2,476	1,087	1,258	2,345	121
Commercial and industrial	5,779	1,874	3,439	5,313	387
Other income producing property	2,489	430	1,666	2,096	58
Consumer	145	—	91	91	2
Total	$57,940	$12,844	$42,023	$54,867	$1,221
December 31, 2018
Commercial real estate:
Construction and land development	$38,314	$339	$37,574	$37,913	$788
Commercial non-owner occupied	1,157	536	489	1,025	70
Commercial owner occupied	5,085	3,101	1,041	4,142	27
Consumer real estate:
Consumer owner occupied	7,291	4,992	1,769	6,761	41
Home equity loans	2,953	1,129	1,697	2,826	142
Commercial and industrial	1,332	467	824	1,291	416
Other income producing property	3,117	150	2,722	2,872	142
Consumer	211	—	188	188	2
Total	$59,460	$10,714	$46,304	$57,018	$1,628
September 30, 2018
Commercial real estate:
Construction and land development	$36,203	$1,029	$34,747	$35,776	$723
Commercial non-owner occupied	1,480	812	503	1,315	81
Commercial owner occupied	5,507	2,668	1,883	4,551	40
Consumer real estate:
Consumer owner occupied	5,914	4,478	942	5,420	28
Home equity loans	3,141	1,135	1,891	3,026	171
Commercial and industrial	1,462	467	942	1,409	475
Other income producing property	3,165	158	2,772	2,930	133
Consumer	284	—	213	213	6
Total	$57,156	$10,747	$43,893	$54,640	$1,657

Acquired credit impaired loans are accounted for in pools as shown on page 22 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Three Months Ended September 30,
	2019		2018
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$34,401	$177	$39,084	$158
Commercial non-owner occupied	94	1	1,332	5
Commercial owner occupied	6,288	129	4,650	81
Consumer real estate:
Consumer owner occupied	5,346	36	5,524	32
Home equity loans	2,391	36	3,085	30
Commercial and industrial	3,993	123	1,622	8
Other income producing property	2,080	14	3,085	32
Consumer	95	—	235	—
Total Impaired Loans	$54,688	$516	$58,617	$346

	Nine Months Ended September 30,
	2019		2018
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$35,293	$967	$39,503	$968
Commercial non-owner occupied	556	6	1,345	19
Commercial owner occupied	5,638	290	5,096	228
Consumer real estate:
Consumer owner occupied	5,944	129	5,527	120
Home equity loans	2,586	100	3,019	95
Commercial and industrial	3,302	209	1,282	43
Other income producing property	2,484	68	3,034	120
Consumer	140	—	226	—
Other loans	—	—	—	—
Total Impaired Loans	$55,943	$1,769	$59,032	$1,593

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Commercial non-owner occupied real estate:
Construction and land development	$412	$424	$404
Commercial non-owner occupied	457	831	1,110
Total commercial non-owner occupied real estate	869	1,255	1,514
Consumer real estate:
Consumer owner occupied	7,374	7,109	6,406
Home equity loans	1,273	2,333	2,623
Total consumer real estate	8,647	9,442	9,029
Commercial owner occupied real estate	4,062	1,068	1,063
Commercial and industrial	2,565	647	957
Other income producing property	628	500	474
Consumer	1,539	1,267	1,177
Restructured loans	544	648	1,065
Total loans on nonaccrual status	$18,854	$14,827	$15,279

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Commercial non-owner occupied real estate:
Construction and land development	$1,031	$252	$402
Commercial non-owner occupied	266	283	—
Total commercial non-owner occupied real estate	1,297	535	402
Consumer real estate:
Consumer owner occupied	1,739	3,864	2,408
Home equity loans	3,034	4,512	4,901
Total consumer real estate	4,773	8,376	7,309
Commercial owner occupied real estate	933	1,470	904
Commercial and industrial	692	1,296	354
Other income producing property	270	244	249
Consumer	1,631	1,568	1,580
Total loans on nonaccrual status	$9,596	$13,489	$10,798

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the nine months ended September 30, 2019 and 2018, our TDRs were not material.

Note 6—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Beginning balance	$11,410	$11,203
Acquired in the Park Sterling acquisition	—	210
Additions	9,610	11,976
Writedowns	(727)	(1,185)
Sold	(6,878)	(10,085)
Ending Balance	$13,415	$12,119

At September 30, 2019, there were a total of 72 properties included in OREO compared to 84 properties at September 30, 2018. At September 30, 2019, we had $2.1 million in residential real estate included in OREO and $4.5 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7 — Leases

As of September 30, 2019, we had operating ROU assets of $89.9 million and operating lease liabilities of $91.0 million. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 25 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term. We do not sublease any portion of these locations to third parties.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,
	2019	2019
Lease Expense Components:
Operating lease expense	$2,241	$6,560
Short-term lease expense	120	396
Variable lease expense	151	337
Total lease expense	$2,512	$7,293
Supplemental Cash Flow and Other Information Related to Leases:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,996	$5,804
Initial ROU assets recorded in exchange for new lease liabilities - operating leases	$5,289	$10,239
Weighted - average remaining lease term (years) - operating leases		14.30
Weighted - average discount rate - operating leases		3.9%

		September 30,
		2019
Supplemental Balance Sheet Information Related to Leases
Operating lease ROU assets (premises and equipment)		$89,905
Operating lease liabilities (other liabilities)		$91,039

Maturity Analysis of Lease Liabilities:
Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)		$2,279
2020		7,887
2021		8,359
2022		8,475
2023		8,548
Thereafter		85,009
Total		120,557
Less: Imputed Interest		(29,518)
Lease Liability		$91,039

As of September 30, 2019, we did not maintain any finance leases, leases with related parties, and we determined that the number and dollar amount of our equipment leases was immaterial. As of September 30, 2019, we have no additional operating leases that have not yet commenced. Disclosures for prior periods under the previous accounting guidance were on an annual basis only, therefore are not included for the September 30, 2019 interim reporting period.

Note 8 — Deposits

Our total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Certificates of deposit	$1,709,175	$1,775,095	$1,820,122
Interest-bearing demand deposits	5,682,129	5,407,175	5,195,871
Non-interest bearing demand deposits	3,307,532	3,061,769	3,157,478
Savings deposits	1,317,705	1,399,815	1,433,724
Other time deposits	7,246	3,079	6,680
Total deposits	$12,023,787	$11,646,933	$11,613,875

At September 30, 2019, December 31, 2018, and September 30, 2018, we had $316.4 million, $320.0 million, and $337.2 million in certificates of deposits of $250,000 and greater, respectively. At September 30, 2019, December 31, 2018, and September 30, 2018, we had $1.3 million, $7.6 million and $12.0 million, in traditional, out-of-market brokered deposits, respectively.

Note 9 — Retirement Plans

The Company and the Bank provide certain retirement benefits to their employees in the form of an employees’ savings plan. The Company and the Bank previously provided benefits through a non-contributory defined benefit pension plan that covered all employees hired on or before December 31, 2005, who have attained age 21, and who have completed a year of eligible service, but this plan was terminated in the second quarter of 2019. Employees hired on or after January 1, 2006 were not eligible to participate in the non-contributory defined benefit pension plan, but are eligible to participate in the employees’ savings plan. On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.

During 2018, we made the decision to terminate the non-contributory defined benefit pension plan. We received approval from the IRS through a determination letter in the fourth quarter of 2018 to proceed with the termination. The termination of the pension plan was recorded during the second quarter of 2019 and distributions of assets from the plan will be fully paid out by the fourth quarter of 2019. During the second quarter of 2019, the Company recorded a charge of $9.5 million related to the termination of the pension plan in the consolidated statement of income. This cost was the result of the recognition of the pre-tax losses from the pension plan that were recorded and held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million. Participants have the option to be fully paid out in a lump sum or be paid through an annuity over time. If the participant chooses the annuity, the funds will be placed in an annuity product with a third party.

Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. In 2018, employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2018, we paid a 0.75% discretionary matching contribution in the first quarter of 2019. Currently, we expect the same terms in the employees’ savings plan for 2019. We expensed $1.7 million and $4.7 million for the 401(k) plan during the three and nine months ended September 30, 2019 compared to $1.8 million and $5.1 million for the three and nine months ended September 30, 2018, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2019	2018	2019	2018
Basic earnings per common share:
Net income	$51,565	$47,082	$137,392	$129,867
Weighted-average basic common shares	34,057	36,645	34,859	36,657
Basic earnings per common share	$1.51	$1.28	$3.94	$3.53
Diluted earnings per share:
Net income	$51,565	$47,082	$137,392	$129,867
Weighted-average basic common shares	34,057	36,645	34,859	36,657
Effect of dilutive securities	243	248	210	252
Weighted-average dilutive shares	34,300	36,893	35,069	36,909
Diluted earnings per common share	$1.50	$1.28	$3.92	$3.52

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2019			2018			2019			2018
Number of shares			62,235			62,235			63,313			62,235
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35	$69.48	to	$91.35	$87.30	to	$91.35

Note 11 — Share-Based Compensation

Our 2004, 2012 and 2019 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”).

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2004, 2012 and 2019 plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. No options were granted under the 2012 plan after February 1, 2019, and the 2012 plan is closed other than for any options still unexercised and outstanding. The 2019 plan is the only plan from which new share-based compensation grants may be issued. It is our policy to grant options out of the 1,000,000 shares registered under the 2019 plan.

Activity in our stock option plans for 2004 and 2012 is summarized in the following table. Our 2019 plan was adopted by our shareholders at our annual meeting on April 25, 2019. All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2019	213,866	$61.28
Granted	—	—
Exercised	(36,978)	33.26
Outstanding at September 30, 2019	176,888	67.14	5.60	$2,428
Exercisable at September 30, 2019	131,216	60.12	4.86	$2,354
Weighted-average fair value of options granted during the year	$0.00

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued (There have been no stock options issued in 2019):

	Nine months ended September 30,
	2019		2018
Dividend yield	—%		1.46%
Expected life	—	years	8.5	years
Expected volatility	—%		28.0%
Risk-free interest rate	—%		2.54%

As of September 30, 2019, there was $880,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.01 years as of September 30, 2019.  The total fair value of shares vested during the nine months ended September 30, 2019 was $799,000.

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

Nonvested restricted stock for the nine months ended September 30, 2019 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2019	104,419	$62.45
Granted	8,934	73.34
Vested	(33,509)	73.78
Forfeited	(2,332)	73.89
Nonvested at September 30, 2019	77,512	58.47

As of September 30, 2019, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.37 years as of September 30, 2019. The total fair value of shares vested during the nine months ended September 30, 2019 was $2.6 million.

Restricted Stock Units

We from time-to-time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met. For the nine months ended September 30, 2019, we accrued for 83.3% of the RSUs granted, based on the Company’s expectations of performance.

Nonvested RSUs for the nine months ended September 30, 2019 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2019	200,540	$85.10
Granted	153,060	67.86
Forfeited	(2,154)	87.36
Nonvested at September 30, 2019	351,446	77.58

As of September 30, 2019, there was $11.8 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.83 years as of September 30, 2019. The total fair value of RSUs vested during the nine months ended September 30, 2019 was $2.9 million. During the nine months ended September 30, 2019, 44,599 vested restricted stock units were issued to the participants in the 2016 Long-Term Incentive Plan.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2019, commitments to extend credit and standby letters of credit totaled $2.9 billion. We do not anticipate any material losses as a result of these transactions.

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

The Company and the Bank are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of September 30, 2019, there is no pending or threatened litigation that will have a material effect on our consolidated financial position or results of operations.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ALLL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, OREO is considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ALLL. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019:
Assets
Derivative financial instruments	$24,402	$—	$24,402	$—
Loans held for sale	87,393	—	87,393	—
Securities available for sale:
Government-sponsored entities debt	40,967	—	40,967	—
State and municipal obligations	188,682	—	188,682	—
Mortgage-backed securities	1,583,485	—	1,583,485	—
Total securities available for sale	1,813,134	—	1,813,134	—
Mortgage servicing rights	28,674	—	—	28,674
	$1,953,603	$—	$1,924,929	$28,674
Liabilities
Derivative financial instruments	$43,373	$—	$43,373	$—

December 31, 2018:
Assets
Derivative financial instruments	$5,090	$—	$5,090	$—
Loans held for sale	22,925	—	22,925	—
Securities available for sale:
Government-sponsored entities debt	48,251	—	48,251	—
State and municipal obligations	200,768	—	200,768	—
Mortgage-backed securities	1,268,048	—	1,268,048	—
Total securities available for sale	1,517,067	—	1,517,067	—
Mortgage servicing rights	34,727	—	—	34,727
	$1,579,809	$—	$1,545,082	$34,727
Liabilities
Derivative financial instruments	$4,421	$—	$4,421	$—

September 30, 2018:
Assets
Derivative financial instruments	$10,015	$—	$10,015	$—
Loans held for sale	33,752	—	33,752	—
Securities available for sale:
Government-sponsored entities debt	52,545	—	52,545	—
State and municipal obligations	206,224	—	206,224	—
Mortgage-backed securities	1,292,512	—	1,292,512	—
Total securities available for sale	1,551,281	—	1,551,281	—
Mortgage servicing rights	36,056	—	—	36,056
	$1,631,104	$—	$1,595,048	$36,056
Liabilities
Derivative financial instruments	$10,035	$—	$10,035	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2019. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2019 and 2018 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2019	$34,727	$—
Servicing assets that resulted from transfers of financial assets	4,506	—
Changes in fair value due to valuation inputs or assumptions	(7,218)	—
Changes in fair value due to decay	(3,341)	—
Fair value , September 30, 2019	$28,674	$—

Fair value, January 1, 2018	$31,119	$—
Servicing assets that resulted from transfers of financial assets	4,580	—
Changes in fair value due to valuation inputs or assumptions	3,628	—
Changes in fair value due to decay	(3,271)	—
Fair value, September 30, 2018	$36,056	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2019 or 2018.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019:
OREO	$13,415	$—	$—	$13,415
Non-acquired impaired loans	10,620	—	—	10,620
December 31, 2018:
OREO	$11,410	$—	$—	$11,410
Non-acquired impaired loans	13,164	—	—	13,164
September 30, 2018:
OREO	$12,119	$—	$—	$12,119
Non-acquired impaired loans	6,990	—	—	6,990

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			September 30,	December 31,	September 30,
	Valuation Technique	Unobservable Input	2019	2018	2018
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	2%	3%	3%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	25%	23%	24%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019, December 31, 2018 and September 30, 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of FHLB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 4—Investment Securities for additional information, as well as page 41 regarding fair value.

Loans held for sale — The fair values disclosed for loans held for sale are based on commitments from investors for loans with similar characteristics.

Loans — ASU 2016-01 - Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities became effective for us on January 1, 2018. This accounting standard requires us to calculate the fair value of our loans for disclosure purposes based on an estimated exit price. With ASU 2016-01, to estimate an exit price, all loans (fixed and variable) are being valued with a discounted cash flow analyses for loans that includes our estimate of future credit losses expected to be incurred over the life of the loans. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are estimated using discounted cash flow analyses based on our current rates offered for new loans of the same type, structure and credit quality. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses-using interest rates we currently offer for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using a discounted cash flow analysis.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2019
Financial assets:
Cash and cash equivalents	$719,194	$719,194	$719,194	$—	$—
Investment securities	1,862,258	1,862,258	49,124	1,813,134	—
Loans held for sale	87,393	87,393	—	87,393	—
Loans, net of allowance for loan losses	11,229,892	11,259,351	—	—	11,259,351
Accrued interest receivable	36,131	36,131	—	7,528	28,603
Mortgage servicing rights	28,674	28,674	—	—	28,674
Interest rate swap - non-designated hedge	21,700	21,700	—	21,700	—
Other derivative financial instruments (mortgage banking related)	2,702	2,702	—	2,702	—
Financial liabilities:
Deposits	12,023,787	11,302,479	—	11,302,479	—
Federal funds purchased and securities sold under agreements to repurchase	269,072	269,072	—	269,072	—
Other borrowings	815,771	818,294	—	818,294	—
Accrued interest payable	5,036	5,036	—	5,036	—
Interest rate swap - non-designated hedge	23,723	23,723	—	23,723	—
Interest rate swap - cash flow hedge	19,564	19,564	—	19,564	—
Other derivative financial instruments (mortgage banking related)	86	86	—	86	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,622	—	7,622	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$408,983	$408,983	$408,983	$—	$—
Investment securities	1,542,671	1,542,671	25,604	1,517,067	—
Loans held for sale	22,925	22,925	—	22,925	—
Loans, net of allowance for loan losses	10,962,037	10,613,571	—	—	10,613,571
Accrued interest receivable	35,997	35,997	—	6,908	29,089
Mortgage servicing rights	34,727	34,727	—	—	34,727
Interest rate swap - non-designated hedge	3,824	3,824	—	3,824	—
Other derivative financial instruments (mortgage banking related)	1,267	1,267	—	1,267	—
Financial liabilities:
Deposits	11,646,933	10,561,394	—	10,561,394	—
Federal funds purchased and securities sold under agreements to repurchase	270,649	270,649	—	270,649	—
Other borrowings	266,084	269,134	—	269,134	—
Accrued interest payable	4,719	4,719	—	4,719	—
Interest rate swap - non-designated hedge	4,373	4,373	—	4,373	—
Interest rate swap - cash flow hedge	48	48	—	48	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(88,424)	—	(88,424)	—
September 30, 2018
Financial assets:
Cash and cash equivalents	$307,309	$307,309	$307,309	$—	$—
Investment securities	1,571,010	1,571,010	19,229	1,551,781	—
Loans held for sale	33,752	33,752	—	33,752	—
Loans, net of allowance for loan losses	10,855,344	10,640,774	—	—	10,640,774
Accrued interest receivable	34,808	34,808	—	6,419	28,389
Mortgage servicing rights	36,056	36,056	—	—	36,056
Interest rate swap - non-designated hedge	9,268	9,268	—	9,268	—
Other derivative financial instruments (mortgage banking related)	747	747	—	747	—
Financial liabilities:
Deposits	11,613,875	10,617,021	—	10,617,021	—
Federal funds purchased and securities sold under agreements to repurchase	279,698	279,698	—	279,698	—
Other borrowings	115,919	119,017	—	119,017	—
Accrued interest payable	4,279	4,279	—	4,279	—
Interest rate swap - cash flow hedge	82	82	—	82	—
Interest rate swap - non-designated hedge	9,460	9,460	—	9,460	—
Other derivative financial instruments (mortgage banking related)	493	493	—	493	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(56,732)	—	(56,732)	—

Note 14 — Accumulated Other Comprehensive Income (Loss)

The changes in each components of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended September 30, 2019
Balance at June 30, 2019	$(297)	$12,944	$(11,181)	$1,466
Other comprehensive gain (loss) before reclassifications	—	5,824	(3,891)	1,933
Amounts reclassified from accumulated other comprehensive loss	—	(341)	(188)	(529)
Net comprehensive income (loss)	—	5,483	(4,079)	1,404
Balance at September 30, 2019	$(297)	$18,427	$(15,260)	$2,870

Three Months Ended September 30, 2018
Balance at June 30, 2018	$(7,456)	$(28,526)	$(89)	$(36,071)
Other comprehensive loss before reclassifications	—	(8,624)	(1)	(8,625)
Amounts reclassified from accumulated other comprehensive income	151	9	27	187
Net comprehensive income (loss)	151	(8,615)	26	(8,438)
Balance at September 30, 2018	$(7,305)	$(37,141)	$(63)	$(44,509)

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(6,450)	$(18,394)	$(37)	$(24,881)
Other comprehensive income (loss) before reclassifications	—	34,732	(14,766)	19,966
Amounts reclassified from accumulated other comprehensive income (loss)	6,153	2,089	(457)	7,785
Net comprehensive income (loss)	6,153	36,821	(15,223)	27,751
Balance at September 30, 2019	$(297)	$18,427	$(15,260)	$2,870

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(5,998)	$(4,278)	$(151)	$(10,427)
Other comprehensive income (loss) before reclassifications	—	(32,224)	34	(32,190)
Amounts reclassified from accumulated other comprehensive income	453	508	94	1,055
Net comprehensive income (loss)	453	(31,716)	128	(31,135)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at September 30, 2018	$(7,305)	$(37,141)	$(63)	$(44,509)

See the Capital Resources section of Management Discussion and Analysis on page 78 for discussion of changes in accumulated other comprehensive income (loss) during 2019.

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2019	2018	2019	2018	Income Statement Line Item Affected
Gains (losses) on cash flow hedges:
Interest rate contracts	$(241)	$35	$(585)	$121	Interest expense
	53	(8)	128	(27)	Provision for income taxes
	(188)	27	(457)	94	Net income
(Gains) losses on sales of available for sale securities:
	$(437)	$11	$2,679	$652	Securities gains (losses), net
	96	(2)	(590)	(144)	Provision for income taxes
	(341)	9	2,089	508	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$—	$194	$7,888	$581	Salaries and employee benefits
	—	(43)	(1,735)	(128)	Provision for income taxes
	—	151	6,153	453	Net income
Total reclassifications for the period	$(529)	$187	$7,785	$1,055

Note 15 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			September 30, 2019			September 30, 2018
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk on Junior Subordinated Debt:
Pay fixed rate swap with counterparty	Other Liabilities	$—	$—	$—	$8,000	$—	$82

Cash flow hedges of interest rate risk on FHLB Advances:
Pay fixed rate swap with counterparty	Other Liabilities	$700,000	$—	$19,564	$—	$—	$—

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$2,769	$—	$260	$2,824	$33	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$509,395	$21,700	$63	$342,166	$193	$9,460
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$509,395	$—	$23,400	$342,166	$9,042	$—

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Liabilities	$134,000	$—	$86	$63,500	$—	$493
Forward sales commitments used to hedge mortgage pipeline	Other Assets	$145,625	$2,702	$—	$83,068	$747	$—

Total derivatives		$2,001,184	$24,402	$43,373	$841,724	$10,015	$10,035

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We have three cash flow hedges as of September 30, 2019. We had one cash flow hedge mature during the second quarter of 2019. For more information regarding the fair value of our derivative financial instruments, see Note 13 to these financial statements.

Our cash flow hedge, in which we utilized an interest rate swap agreement to essentially convert a portion of its variable-rate debt to a fixed rate (cash flow hedge), matured June 15, 2019 and was no longer in existence at June 30, 2019. During 2009, we entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. We hedged the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate. The notional amount on which the interest payments were based was not exchanged. This derivatives contract called for us to pay a fixed rate of 4.06% on the $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

For the three remaining cash flow hedges, we utilize interest rate swap agreements to manage interest rate risk related to funding through short term FHLB advances. In March 2019, we entered into three-month FHLB advances for $350 million and $150 million for which at this time we plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million and $150 million to manage the interest rate risk related to these FHLB advances. In June 2019, we entered into a three-month FHLB advance for $200 million for which at this time we plan to continuously renew. At the same time, we entered into an interest rate swap agreement with a notional amount of $200 million to manage the interest rate risk related to this FHLB advance. With our plan to continually renew and reprice the FHLB advances every three months, we are treating this funding as variable rate funding. We are hedging the cash flows from these FHLB advances against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt. The notional amount on which the interest payments are based will not be exchanged related to these interest rate swaps. The derivative contract on the $350 million notional amount calls for us to pay a fixed rate of 2.44% and receive a variable rate of three-month LIBOR (2.16% at September 30, 2019). The derivative contract on the $150 million notional amount calls for us to pay a fixed rate of 2.21% and receive a variable rate of three-month LIBOR (2.10% at September 30, 2019). The derivative contract on the $200 million notational amount calls for us to pay a fixed rate of 1.89% and receive a variable rate of three-month LIBOR (2.14% at September 30, 2019). The hedge for $350 million expires on March 23, 2023, the hedge for $150 million expires on March 29, 2024, and the hedge for the $200 million expires on June 3, 2024.

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

We recognized an after-tax unrealized loss on our cash flow hedges in other comprehensive income of $4.1 million and $15.2 million for the three and nine months ended months ended September 30, 2019, respectively. This compares to an unrealized gain of $26,000 and $128,000 for the three and nine months ended September 30, 2018. We recognized a $19.6 million cash flow hedge liability in other liabilities on the balance sheet at September 30, 2019, as compared to an $82,000 liability at September 30, 2018. There was no ineffectiveness in the cash flow hedge during the three and nine months ended September 30, 2019 and 2018. (See Note 14 – Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of September 30, 2018, we provided $300,000 of collateral, respectively, on the cash flow hedge on the junior subordinated debt which is included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. As of September 30, 2019, we provided $28.2 million of collateral on the cash flow hedges on the FHLB advances which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, we have a netting agreement with the counterparties.

Balance Sheet Fair Value Hedge

We maintain one loan swap, with an aggregate notional amount of $2.8 million at September 30, 2019, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge. All changes in fair value are recorded through earnings as noninterest income. There was no gain or loss recorded on this derivative for the three and nine months ended September 30, 2019 or 2018.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2019, the interest rate swaps had an aggregate notional amount of approximately $1.0 billion and the fair value of the interest rate swap derivatives are recorded in other assets at $21.7 million and in other liabilities at $23.5 million for a net liability position of $1.8 million, which was recorded through earnings. As of September 30, 2018, the interest rate swaps had an aggregate notional amount of approximately $684.3 million and the fair value of the interest rate swap derivative with the derivatives dealer was in a net liability position of $226,000. As of September 30, 2019, we provided $64.0 million of collateral on the customer swaps which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At September 30, 2019 and 2018, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding September 30, 2019, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and nine months ended September 30, 2019 or 2018.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On September 30, 2019, we had derivative financial instruments outstanding with notional amounts totaling $134.0 million related to MSRs, compared to $63.5 million on September 30, 2018. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $2.1 million at September 30, 2019, compared to a gain of $392,000 at September 30, 2018.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Mortgage loan pipeline	$148,749	$50,442	$74,898
Expected closures	111,561	37,832	56,174
Fair value of mortgage loan pipeline commitments	2,071	705	392
Forward sales commitments	145,625	54,533	83,068
Fair value of forward commitments	631	(621)	355

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

The following table presents actual and required capital ratios as of September 30, 2019, December 31, 2018 and September 30, 2018 for the Company and the Bank under the Basel III capital rules. The minimum required capital amounts presented below include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. The minimum required capital levels plus the capital conservation buffer under the Basel III capital rules became fully phased-in as of January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2019
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,302,034	11.22%	$812,276	7.00%	$812,276	7.00%	$754,257	6.50%
South State Bank (the Bank)	1,392,599	12.00%	812,284	7.00%	812,284	7.00%	754,263	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,414,138	12.19%	986,336	8.50%	986,336	8.50%	928,316	8.00%
South State Bank (the Bank)	1,392,599	12.00%	986,345	8.50%	986,345	8.50%	928,324	8.00%
Total capital to risk-weighted assets:
Consolidated	1,474,728	12.71%	1,218,415	10.50%	1,218,415	10.50%	1,160,395	10.00%
South State Bank (the Bank)	1,453,189	12.52%	1,218,426	10.50%	1,218,426	10.50%	1,160,405	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,414,138	9.72%	581,786	4.00%	581,786	4.00%	727,232	5.00%
South State Bank (the Bank)	1,392,599	9.58%	581,648	4.00%	581,648	4.00%	727,060	5.00%
December 31, 2018:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,335,826	12.05%	$706,981	6.38%	$776,293	7.00%	$720,844	6.50%
South State Bank (the Bank)	1,427,764	12.87%	707,039	6.38%	776,356	7.00%	720,902	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,447,428	13.05%	873,330	7.88%	942,642	8.50%	887,192	8.00%
South State Bank (the Bank)	1,427,764	12.87%	873,401	7.88%	942,718	8.50%	887,264	8.00%
Total capital to risk-weighted assets:
Consolidated	1,503,561	13.56%	1,095,128	9.88%	1,164,440	10.50%	1,108,990	10.00%
South State Bank (the Bank)	1,483,897	13.38%	1,095,217	9.88%	1,164,534	10.50%	1,109,080	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,447,428	10.65%	543,506	4.00%	543,506	4.00%	679,383	5.00%
South State Bank (the Bank)	1,427,764	10.51%	543,387	4.00%	543,387	4.00%	679,234	5.00%
September 30, 2018:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,356,267	12.30%	$702,980	6.38%	$771,899	7.00%	$716,764	6.50%
South State Bank (the Bank)	1,449,326	13.14%	703,049	6.38%	771,975	7.00%	716,834	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,467,703	13.31%	868,387	7.88%	937,306	8.50%	882,170	8.00%
South State Bank (the Bank)	1,449,326	13.14%	868,472	7.88%	937,399	8.50%	882,258	8.00%
Total capital to risk-weighted assets:
Consolidated	1,521,875	13.80%	1,088,929	9.88%	1,157,849	10.50%	1,102,713	10.00%
South State Bank (the Bank)	1,503,498	13.63%	1,089,037	9.88%	1,157,963	10.50%	1,102,822	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,467,703	10.82%	542,720	4.00%	542,720	4.00%	678,401	5.00%
South State Bank (the Bank)	1,449,326	10.68%	542,575	4.00%	542,575	4.00%	678,219	5.00%

As of September 30, 2019, December 31, 2018, and September 30, 2018, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 17—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.0 billion at September 30, 2019. Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Gross carrying amount	$119,501	$121,736	$121,736
Accumulated amortization	(66,418)	(58,836)	(55,299)
	$53,083	$62,900	$66,437

Amortization expense totaled $3.3 million and $9.8 million for the three and nine months ended September 30, 2019, respectively, compared to $3.5 million and $10.7 million for the three and nine months ended September 30, 2018, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2019	$3,267
March 31, 2020	3,007
June 30, 2020	2,995
September 30, 2020	2,945
December 31, 2020	2,921
Thereafter	37,948
$53,083

Note 18 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of September 30, 2019, December 31, 2018, and September 30, 2018, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $3.1 billion, $3.1 billion, and $3.0 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during both the three and nine months ended September 30, 2019 and September 30, 2018 was $1.9 million and $5.8 million, and $1.9 million and $5.7 million, respectively. Servicing fees are recorded in mortgage banking income in our consolidated statements of income.

At September 30, 2019, December 31, 2018, and September 30, 2018, MSRs were $28.7 million, $34.7 million, and $36.1 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2019 and September 30, 2018 were losses of $2.3 million and $7.2 million, compared with gains of $683,000 and $3.6 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 13 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Increase (decrease) in fair value of MSRs	$(2,294)	$683	$(7,218)	$3,628
Decay of MSRs	(1,312)	(1,201)	(3,341)	(3,271)
Gain (loss) related to derivatives	1,476	(559)	5,415	(2,452)
Net effect on statements of income	$(2,130)	$(1,077)	$(5,144)	$(2,095)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2019		2018		2018
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.8%		99.8%		99.8%
Adjustable-rate mortgage loans	0.2%		0.2%		0.2%
Total	100.0%		100.0%		100.0%
Weighted average life	6.10	years	7.88	years	8.67	years
Constant Prepayment rate (CPR)	11.4%		7.3%		6.0%
Weighted average discount rate	9.4%		9.4%		9.4%
Effect on fair value due to change in interest rates
25 basis point increase	$2,398		$1,504		$816
50 basis point increase	4,390		2,740		1,423
25 basis point decrease	(2,862)		(1,981)		(1,261)
50 basis point decrease	(5,999)		(4,421)		(2,892)

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

Custodial escrow balances maintained in connection with the loan servicing were $33.7 million and $31.3 million at September 30, 2019 and September 30, 2018, respectively.

Whole loan sales were $216.1 million and $517.9 million for the three and nine months ended September 30, 2019, respectively, compared to $168.3 million and $496.9 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, $175.9 million and $412.4 million, or 81.4% and 79.6%, respectively, were sold with the servicing rights retained by the company, compared to $125.5 million and $378.5 million, or 74.5% and 76.2%, for the three and nine months ended September 30, 2018, respectively.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $87.4 million, $22.9 million and $33.8 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

Note 19 – Investments in Qualified Affordable Housing Projects

We have investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the nine months ended September 30, 2019, tax credits and other tax benefits of $4.7 million and amortization of $4.9 million were recorded. For the nine months ended September 30, 2018, tax credits and other tax benefits of $3.6 million and amortization of $3.1 million were recorded. At September 30, 2019 and 2018, our carrying value of QAHPs was $78.1 million and $42.5 million, respectively, with an original investment of $96.9 million. We have $43.1 million and $22.1 million in remaining funding obligations related to these QAHPs recorded in liabilities at September 30, 2019 and 2018, respectively. None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At September 30, 2019, December 31, 2018 and September 30, 2018, our repurchase agreements totaled $235.5 million, $205.3 million, and $215.3 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2019, December 31, 2018 and September 30, 2018. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $235.5 million, $205.3 million and $215.3 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 21 – Subsequent Events

In June 2019, the Board of Directors approved and reset the number of shares available to be repurchased to 2,000,000 common shares under the 2019 Stock Repurchase Program (“Repurchase Program”). As of September 30, 2019, we had repurchased 1,000,000 of the 2,000,000 shares authorized by the Board of Directors in June 2019. In October 2019, we repurchased an additional 165,000 shares of our common stock at an average price of $74.88 per share (includes cost of commission) for a total of $12.4 million. We may repurchase up to an additional 835,000 shares of common stock under the Repurchase Program. We are not obligated to repurchase any additional shares under the Repurchase Program, and any repurchases under the Repurchase Program after June 6, 2020 would require additional Federal Reserve approval.

We have evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and have determined that there is no additional disclosure necessary.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2018. Results for the nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

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

At September 30, 2019, we had approximately $15.8 billion in assets and 2,544 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 and also analyzes our financial condition as of September 30, 2019 as compared to December 31, 2018 and September 30, 2018. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Branch consolidation and other cost initiatives - 2019

In mid-January 2019, we scheduled the closure of 13 branch locations during 2019.  Twelve of the branch locations were closed during the second quarter of 2019.  The remaining branch location was closed in October of 2019.  In addition, certain cost reduction initiatives began during the first quarter of 2019.  The cost incurred with these closures and cost initiatives totals $3.1 million for the first nine months, with no costs being incurred in the third quarter of 2019.  The annual savings of these closures and cost initiatives is expected to be $13.0 million, and the net impact on 2019 anticipated to be approximately $10.0 million.  In the third quarter of 2019, we recognized approximately $3.2 million in cost savings and remain on track to achieve the expected cost saves in 2019 of $10.0 million.

Capital Management

During the third quarter of 2019, we remained active in repurchasing the company’s common stock and bought 858,800 shares at an average price of $75.08 per share (includes commission expense), a total of $64.5 million. In June of 2019, the Company’s Board of Directors authorized a new Repurchase Program of 2,000,000 shares, and there were 1,000,000 shares available for repurchase under this plan as of September 30, 2019. The Company has acquired 165,000 shares thus far in 2019, at an average price of $74.88 per share (includes commission expense), or $12.4 million.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of September 30, 2019, December 31, 2018 and September 30, 2018, the balance of goodwill was $1.0 billion for all periods. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

We evaluated the carrying value of goodwill as of April 30, 2019, our annual test date, and determined that no impairment charge was necessary. Our stock price has historically traded above its book value and tangible book value. At September 30, 2019, our stock price was $75.30 which was above book value of $69.34 and tangible book value of $38.20. Based on the updated analysis of goodwill as of April 30, 2019 and the fact that our stock price has traded above book value during the quarter, we believe there is no impairment of goodwill as of September 30, 2019. Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at September 30, 2019 or 2018.

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

Results of Operations

We reported consolidated net income of $51.6 million, or diluted earnings per share (“EPS”) of $1.50, for the third quarter of 2019 as compared to consolidated net income of $47.1 million, or diluted EPS of $1.28, in the comparable period of 2018, a 9.5% increase in consolidated net income and a 17.2% increase in diluted EPS. The $4.5 million increase in consolidated net income was primarily the net result of the following items:

●	A $6.4 million increase in interest income, resulting from a $2.9 million increase in interest income from loans, a $2.0 million increase in interest income from investment securities and a $1.6 million increase in interest income from federal funds sold and securities purchased under agreements to resell. Non-acquired loan interest income increased $18.5 million due to both a $1.4 billion increase in average balance and a 19 basis point increase in yield. This increase in loan interest income was offset by a $15.8 million decline in interest income from the acquired loan portfolio due to a $957.8 million decline in the average loan balance and a six basis point decline in yield. The increase in interest income from investment securities and from federal funds sold and securities purchased under agreements to resell were both due to increases in average balance and increases in yield;
●	A $7.4 million increase in interest expense, resulting primarily from a 24 basis points increase in the cost of funds on interest-bearing liabilities due to both the rising rate environment in 2018 and the competition for deposits in our markets. The interest expense on interest-bearing deposits increased $3.4 million mainly driven by a 15 basis points increase in average cost while interest expense on other borrowings increased $3.9 million driven by a $696.8 million or 583.5% increase in average balance;
●	A $911,000 increase in the provision for loan losses, which resulted from a $690,000 increase in the provision for loan losses within the acquired non-credit impaired loan portfolio and from a $1.1 million increase in the provision for loan losses within the acquired credit impaired loan portfolio. The provision for loan losses for the non-acquired loan portfolio decreased by $849,000 during the third quarter of 2019 compared to the same period in 2018. The increase in the provision in the acquired credit impaired loan portfolio was due to us having an impairment of the valuation allowance from the recast of $786,000 in the third quarter of 2019 compared to a release of the valuation allowance of $284,000 in the third quarter of 2018. In the third quarter of 2018, there were several loan pools that experienced improved cash flows and reversal of prior period impairments which led to the release of allowance. The increase in the provision for the acquired non-credit impaired portfolio was mainly due to one charge off for $640,000 in the third quarter of 2019. The decrease in the provision for the non-acquired loan portfolio was due to the continued low amount of net charge-offs excluding overdrafts and ready reserves and the continued strength in the asset quality of the portfolio;
●	A $5.6 million increase in noninterest income, which resulted primarily from a $3.3 million increase in mortgage banking income and a $1.9 million increase in fees on deposit accounts. (See Noninterest Income section on page 76 for further discussion);
●	A $3.9 million decrease in noninterest expense, which resulted primarily from a $4.5 million decrease in merger and branch consolidation related expense and a $2.3 million decrease in FDIC assessment and other regulatory charges. These decreases were mostly offset by an increase in salaries and employee benefits of $1.6 million and a decrease in information services expense of $1.1 million. (See Noninterest Expense section on page 77 for further discussion); and
●	A $3.2 million increase in the provision for income taxes. This increase was due to both higher income and a higher effective tax rate that was attributable to a reduction in tax expense related to the revaluation of deferred taxes as a result of the implementation of the Tax Reform Act in 2018.

Our asset quality related to non-acquired loans continued to remain strong at the end of the third quarter of 2019, although total non-acquired nonperforming assets increased $4.4 million from September 30, 2018. Non-acquired nonperforming assets also increased from $18.5 million at September 30, 2018 to $22.9 million at September 30, 2019, which resulted from a $3.9 million increase in non-acquired nonperforming loans and a $500,000 increase in OREO. The increase in the non-acquired nonperforming loans was mainly related to three commercial loan relationships totaling $2.9 million. Non-acquired nonperforming assets increased $2.9 million from $20.0 million at June 30, 2019. Annualized net charge-offs for the third quarter of 2019 were 0.05%, or $1.1 million, compared to net charge-offs in the third quarter of 2018 of 0.07%, or $1.3 million, and net charge-offs in the second quarter of 2019 of 0.02%, or $452,000. Of the net charge-offs in the third quarter of 2019, $1.1 million were related to charge-offs from overdrafts and ready reserve accounts. Net charge-offs related to the non-acquired loan portfolio excluding overdraft and ready reserve accounts was in a net recovery position of $9,000.

The ALLL declined to 0.62% of total non-acquired loans at September 30, 2019 compared to 0.65% at December 31, 2018 and 0.66% at September 30, 2018. The allowance provides 2.86 times coverage of non-acquired nonperforming loans at September 30, 2019, an decrease from 3.41 times at December 31, 2018, and an decrease from 3.26 times at September 30, 2018. The decline in the ratio of allowance coverage of non-acquired nonperforming loans was the result from a $3.5 million increase in nonaccrual loans during the third quarter of 2019 resulting primarily from three loan relationships totaling $2.9 million. We continue to show solid and stable asset quality numbers and ratios.

Nonperforming acquired non-credit impaired loans decreased $1.2 million from $10.8 million at September 30, 2018 and decreased $4.1 million from $13.7 million at December 31, 2018 to $9.6 million at September 30, 2019. The decrease from December 31, 2018 and September 30, 2018 was mainly due to payoffs and pay downs on several nonperforming loans during the second quarter of 2019. During the third quarter of 2019, we had net charge-offs related to acquired non-credit impaired loans of $760,000, or 0.15% annualized, and accordingly, recorded a provision for loan losses equal to the net charge-off for the same amount. The net charge-offs in the third quarter of 2019 was mainly related to one loan charge off for $640,000. We had a net charge-off of $70,000 in the third quarter of 2018 and net charge-offs of $1.4 million in the second quarter of 2019 related to acquired non-credit impaired loans. The net charge-offs in the second quarter of 2019 were mainly related to two loan relationships.

During the third quarter of 2019, the valuation allowance on acquired credit impaired loans increased $695,000, or 15.0%. This was due to impairments recorded through the provision for loan losses from the third quarter 2019 recast of $786,000 offset by loan removals from loans being paid off, fully charged off or transferred to OREO of $91,000. From September 30, 2018, the valuation allowance on acquired credit impaired loans increased $1.4 million, or 34.0%. This was due to impairments recorded through the provision for loan losses of $1.8 million offset by loan removals form loans being paid off, fully charged off or transferred to OREO of $410,000.

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

During the third quarter of 2019, acquired loan interest income declined $4.5 million due to lower average acquired loan balance from payoffs and paydowns compared to the second quarter of 2019. Below is additional detail of the third quarter of 2019 changes within the acquired loan portfolio:

●	Acquired credit impaired period-end loan balances decreased by $29.2 million, and acquired non-credit impaired period-end loan balances decreased by $214.7 million, from June 30, 2019. The yield on acquired loans was down to 6.32% from 6.54% at June 30, 2019. The decrease in the yield, in the third quarter of 2019, was primarily the result of the receipt of $1.0 million, in the second quarter of 2019, on an acquired credit impaired loan which was fully reserved. The average balance of acquired loans decreased by $223.0 million compared to the second quarter of 2019.
●	Net impairments of acquired credit impaired loans in the third quarter of 2019 totaled $786,000 compared to $251,000 of impairment in the second quarter of 2019. In the third quarter of 2018, a release of the valuation allowance of $284,000 was recorded.

The table below provides an analysis of the yield on our total loan portfolio, excluding loans held for sale, including both non-acquired and acquired loans (credit impaired and non-credit impaired loans). The acquired loan yield decreased from the third quarter of 2018 due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, along with the $1.0 million unexpected receipt on a fully reserved loan discussed above.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2019	2018	2019	2018
Average balances:
Acquired loans, net of allowance for loan losses	$2,471,851	$3,429,657	$2,702,836	$3,724,526
Non-acquired loans	8,753,742	7,372,630	8,433,419	6,986,263
Total loans, excluding held for sale	$11,225,593	$10,802,287	$11,136,255	$10,710,789

Interest income:
Noncash interest income on acquired performing loans	$2,607	$6,740	$8,920	$23,894
Acquired loan interest income	36,773	48,402	120,466	151,567
Total acquired loans	39,380	55,142	129,386	175,461
Non-acquired loans	95,032	76,515	271,697	212,445
Total loans, excluding held for sale	$134,412	$131,657	$401,083	$387,906

Non-taxable equivalent yield:
Acquired loans	6.32%	6.38%	6.40%	6.30%
Non-acquired loans	4.31%	4.12%	4.31%	4.07%
Total loans, excluding held for sale	4.75%	4.84%	4.82%	4.84%

Compared to the balance at June 30, 2019, our non-acquired loan portfolio has increased $307.2 million, or 14.1% annualized, to $8.9 billion, driven by increases in almost all categories: consumer real estate lending by $45.7 million, or 7.0% annualized; consumer non real estate lending by $21.6 million, or 17.0% annualized; commercial and industrial by $16.3 million, or 5.8% annualized; commercial owner occupied real estate by $87.7 million, or $21.9% annualized; and commercial non-owner occupied by $129.3 million, or 19.7% annualized. The acquired loan portfolio decreased by $243.2 million to $2.4 billion in the third quarter of 2019 compared to $2.6 billion at June 30, 2019. This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. Since September 30, 2018, the non-acquired loan portfolio has grown by $1.3 billion, or 17.4%, driven by increases in all loan categories. Consumer real estate loans, commercial non-owner occupied real estate loans, commercial owner occupied real estate loans and commercial and industrial loans have accounted for the largest increases contributing $322.2 million, or 13.9%, $550.5 million, or 25.2%, $228.6 million, or 15.8%, and $139.0 million, or 14.0% of growth, respectively. Since September 30, 2018, the acquired loan portfolio decreased by $941.1 million, or 28.5% due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. Consumer real estate loans, commercial non-owner occupied real estate loans, commercial owner occupied real estate loans and commercial and industrial loans have accounted for the largest decreases in the acquired loan portfolio contributing $202.4 million, or 18.5%, $373.5 million, or 36.5%, $143.2 million, or 25.6%, and $127.9 million, or 49.5% of reduction, respectively.

Compared to the second quarter of 2019, non-taxable equivalent net interest income increased $194,000 or 0.6% annualized. The increase in net interest income during the third quarter of 2019 was mainly due to the increase in interest income on the non-acquired loan portfolio of $3.9 million and an increase in interest income from investment securities of $1.2 million. The increase in interest income on the non-acquired loan portfolio was due to an increase in the average balance of $290.7 million through organic loan growth. The increase in interest income from investment securities was due to an increase in the average balance of $198.8 million. The increase in the average balance of investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. The positive effects on net interest income were partially offset by a decline in interest income on the acquired loan portfolio of $4.5 million, a decrease in interest expense on federal funds sold and reverse repos of $750,000 and an increase in interest expense on other borrowings of $624,000. The decrease in interest income on the acquired loan portfolio was due to a decrease in the average balance of $223.0 million due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. The decrease in interest income on federal funds sold and reverse repos was due to a decrease in the average balance of $110.7 million in order to fund loans and investment securities growth. The increase in interest expense on other borrowings was due to the increase in the average balance of other borrowings of $138.3 million from the Bank making the strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth as the average balance of FHLB advances increased $138.5 million. The Bank has borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funding. The non-taxable equivalent net interest margin declined during the third quarter of 2019 compared to the second quarter of 2019 by eight basis points from 3.80% to 3.72%. The decrease in the net interest margin was mainly due to the decline in yield on interest-earning assets of 10 basis points to 4.38% from 4.48% as the yield on all categories of interest-earning assets declined during the third quarter of 2019. Federal funds sold and reverse repos declined 12 basis points, investment securities declined six basis points, acquired loans declined 22 basis points and non-acquired loans declined one basis point. These declines in yields were mainly due to the falling rate environment in the third quarter of 2019 as the Federal Reserve Bank reduced the federal funds target rate 50 basis points during the quarter. The Bank’s interest-earning assets repriced more quickly than its interest-bearing liabilities as rates have fallen during the quarter. The decline in yield on interest-earning assets was also due to the decrease in the average balance on the acquired loan portfolio of $223.0 million which is the Bank’s highest yielding asset at 6.32%.

Comparing the third quarter of 2019 to the same period in 2018, non-taxable equivalent net interest income decreased $916,000, or 0.7%, and the non-taxable equivalent net interest margin decreased to 3.72% from 4.02%. The decrease in net interest income was due to an increase in the average cost on interest-bearing liabilities of 24 basis points, an increase in the average balance of other borrowings of $696.8 million and a decline in the average balance on the acquired loan portfolio of $957.8 million. The increase in the cost on interest-bearing liabilities was mainly due to the overall cost on interest-bearing deposits increasing 15 basis points from the third quarter in 2018 as the interest rates rose during 2018 with the Federal Reserve increasing the federal funds target rate 100 basis points between December 2017 and December 2018. The cost on interest-bearing deposits was also affected by the increased competition for deposits in our markets. The increase in the average balance of other borrowing was due to the Bank making the strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth as the average balance of FHLB advances increased $696.4 million. The Bank has borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funds. The decrease in the average balance on the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio causing interest income from acquired loans to decline. The decrease in the net interest margin was due to both the increase in the average cost of interest-bearing liabilities of 24 basis points for the reasons stated above and a decline in the yield on interest-earning assets of 12 basis points. The decline in yield on interest-earning assets was mainly due to a change in asset mix as the average balance on the acquired loan portfolio declined $957.8 million which is the Bank’s highest yielding asset at 6.32% during the quarter while the average balance of federal funds sold and reverse repos increased $258.7 million which was the Bank’s lowest yielding asset at 2.16% during the quarter. The decline in interest-earning asset yields during the third quarter of 2019 were also due to the falling rate environment in the third quarter of 2019 as the Federal Reserve Bank reduced the federal funds target rate 50 basis points during the quarter. The Bank’s interest-earning assets repriced more quickly than its interest-bearing liabilities as rates have fallen during the quarter.

Our quarterly efficiency ratio decreased to 58.4% in the third quarter of 2019 compared to 66.9% in the second quarter of 2019 and 62.3% in the third quarter of 2018. The decrease in the efficiency ratio compared to the second quarter of 2019 was the result of a $13.0 million, or 11.9% decrease in noninterest expense and a $158,000 or 0.1% increase in net interest income and noninterest income. The decrease in noninterest expense from the second quarter of 2019 was mainly due to the $9.5 million charge for the termination of the pension plan that occurred in the second quarter of 2019 (none in third quarter of 2019) and a $2.1 million decrease in merger and branch consolidation related expense. There was no merger and branch consolidation related expense in the third quarter of 2019 compared to the second quarter of 2019 which had $2.1 million in expense as the Company closed 12 branches in the first and second quarters of 2019. Net interest income increased $194,000 which was mainly due to the increase in the average balance of interest-earning assets of $180.8 million and a decline in cost on interest-bearing liabilities of three basis points. Noninterest income remained flat when compared to the second quarter of 2019, decreasing $36,000. The main reason for the decrease in the efficiency ratio compared to the third quarter of 2018 was due to the decrease in noninterest expense of $3.9 million along with an increase in noninterest income of $5.6 million. The decrease in noninterest expense was mainly due to a decrease in merger and branch consolidation expense of $4.5 million while the increase in noninterest income was due to a $3.3 million increase in mortgage banking income and $1.9 million increase in fees of deposit accounts.

Diluted EPS and basic EPS increased to $1.50 and $1.51, respectively, for the third quarter of 2019, from the third quarter 2018 amounts of $1.28 and $1.28, respectively. This was the result of the 9.5% increase in net income and a 7.7% decrease in outstanding common shares. The decrease in outstanding shares from September 30, 2018 was due to the Company repurchasing 2,900,000 common shares through its share repurchase programs.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Return on average assets (annualized)	1.31%	1.28%	1.20%	1.20%
Return on average equity (annualized)	8.70%	7.89%	7.76%	7.43%
Return on average tangible equity (annualized)*	16.62%	15.29%	14.88%	14.60%
Dividend payout ratio **	28.48%	27.30%	30.70%	28.88%
Equity to assets ratio	14.92%	16.31%	14.92%	16.31%
Average shareholders’ equity	$2,351,154	$2,366,097	$2,366,017	$2,338,148

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

●	For the three months ended September 30, 2019, return on average tangible equity increased to 16.62% compared to 15.29% for the same period in 2018. This increase was the result of an increase in net income excluding amortization of intangibles of 8.5% along with a slight decrease of 0.1% in average tangible equity.
●	For the three months ended September 30, 2019, return on average assets increased to 1.31%, compared to 1.28% for the three months ended September 30, 2018, due to a 9.5% increase in net income partially offset by the effects of a 7.0% increase in average assets.
●	Dividend payout ratio increased to 28.48% for the three months ended September 30, 2019 compared with 27.30% for the three months ended September 30, 2018. The increase from the comparable period in 2018 primarily reflects the increase of 14.2% in cash dividends declared per common share being higher than the 9.5% increase in net income. The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period. The dividend payout range for shareholders was adjusted to 30% to 35% annually, from our historical range of 25% to 30% during the first quarter of 2019.
●	Equity to assets ratio decreased to 14.92% for the three months ended September 30, 2019 compared with 16.31% for the three months ended September 30, 2018. The decrease from the comparable period in 2018 was due to both an increase in assets of 8.5% and a 0.7% decrease in equity. The reason for the lower increase in equity was due to the Company repurchasing 2,900,000 common shares for $204.7 million since September 30, 2018.

Reconciliation of GAAP to Non-GAAP

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Return on average equity (GAAP)	8.70%	7.89%	7.76%	7.43%
Effect to adjust for intangible assets	7.92%	7.40%	7.12%	7.17%
Return on average tangible equity (non-GAAP)	16.62%	15.29%	14.88%	14.60%

Average shareholders’ equity (GAAP)	$2,351,154	$2,366,097	$2,366,017	$2,338,148
Average intangible assets	(1,057,818)	(1,071,362)	(1,061,109)	(1,071,367)
Adjusted average shareholders’ equity (non-GAAP)	$1,293,336	$1,294,735	$1,304,908	$1,266,781

Net income (GAAP)	$51,565	$47,082	$137,392	$129,867
Amortization of intangibles	3,268	3,537	9,817	10,672
Tax effect	(658)	(710)	(1,968)	(2,214)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$54,175	$49,909	$145,241	$138,325

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

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the third quarter of 2019 decreased by 31 basis points from 4.04% in the third quarter of 2018 to 3.73%. This decrease was due to an increase in the cost of interest-bearing liabilities of 24 basis points as well as a 12 basis points decline in the yield on interest-earning assets.

Non-TE net interest margin decreased by 30 basis points from the third quarter of 2018, which was the result of both the cost on interest-bearing liabilities increasing by 24 basis points and the yield on interest-earning assets decreasing by 12 basis points. The increase in average cost on interest-bearing liabilities was due to an increase in the cost of interest-bearing deposits of 15 basis points, an increase in the cost of federal funds purchased of eight basis points and an increase in the average balance of other borrowings of $696.8 million which is the bank’s highest costing interest-bearing liability at 2.61% during the third quarter of 2019 compared to the third quarter of 2018. The increase in the cost of interest-bearing deposits and federal funds purchased was due to the rising interest rate environment during 2018 as the Federal Reserve increased the federal funds target rate 100 basis points from December 2017 to December 2018. The cost on interest-bearing deposits was also negatively affected by the increased competition for deposits in our markets. This increase in cost on interest-bearing liabilities began to decline somewhat in the third quarter of 2019 as the Federal Reserve decreased the federal fund target rate 50 basis points in the third quarter of 2019. The increase in the average balance of other borrowing was due to the Bank making the strategic decision to use longer term FHLB funding strategy to fund its balance sheet growth as the average balance of FHLB advances increased $696.4 million. The Bank has borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funds. The decline in yield on interest-earning assets was mainly due to a change in asset mix as the average balance on the acquired loan portfolio declined $957.8 million which is the Bank’s highest yielding asset at 6.32% during the quarter while the average balance of federal funds sold and reverse repos increased $258.7 million which was the Bank’s lowest yielding asset at 2.16% during the quarter. The decrease in the average balance on the acquired loan portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. The increase in the average balance of federal funds sold and reverse repos was due to the Company having more funds to invest through increases in the average balances of total interest-bearing deposits of $129.6 million and other borrowings of $696.8 million. The negative effects on the net interest margin discussed above were partially offset by an increase in the yield on the non-acquired loan portfolio of 19 basis points and on investment securities of 10 basis points. The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points from December 2017 to December 31, 2018, which effectively increased the Prime Rate, the rate used in pricing a majority of our new originated loans. The yield on investment securities increased mainly due to the rising rate environment as new securities purchased during 2018 and 2019 were at higher rates. The yield on interest-earning assets began to decline during the third quarter of 2019 as the Federal Reserve Bank reduced the federal funds target rate 50 basis points during the quarter. The Bank’s interest-earning assets repriced more quickly than its interest-bearing liabilities as rates have fallen during the quarter.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-TE net interest income	$127,373	$128,289	$377,819	$386,824
Non-TE yield on interest-earning assets	4.38%	4.50%	4.47%	4.50%
Non-TE rate on interest-bearing liabilities	0.92%	0.68%	0.92%	0.55%
Non-TE net interest margin	3.72%	4.02%	3.81%	4.11%
TE net interest margin	3.73%	4.04%	3.82%	4.13%

Non-TE net interest income decreased $916,000, or 0.7%, in the third quarter of 2019 compared to the same period in 2018. Some key highlights are outlined below:

●	Higher interest income of $6.4 million with non-acquired loan interest income increasing by $18.5 million due to a higher average balance through organic loan growth and due to higher yields from the rising rate environment during 2018, with investment securities interest income and federal funds sold and reverse repo interest income increasing $2.0 million and $1.6 million, respectively, due to higher average balances from the Bank having more funds to invest through the increase in total deposit and other borrowings. The increases in interest income were partially offset by a $15.8 million decline in acquired loan interest income due to the decline in average balances of the acquired loan portfolio due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.
●	Higher interest expense of $7.4 million with deposit interest expense increasing $3.4 million and other borrowing interest expense increasing $3.9 million. These increases were due to higher average balances in interest-bearing deposits of $129.6 million and in other borrowings of $696.8 million and due to higher average cost on interest-bearing deposits of 15 basis points due to the rising rate environment during 2018 and increased competition for deposits in our markets.
●	Average interest-earning assets increased $936.2 million, or 7.4% to $13.6 billion in the third quarter of 2019 compared to the same period in 2018 due to the increase in the average balance of the non-acquired loan portfolio of $1.4 billion through organic growth and due to the increases in the average balances of federal funds sold and reverse repos and of investment securities of $258.7 million and $230.8 million, respectively, due to the Bank having more funds to invest through the increases in total deposits and other borrowings. These increases were partially offset by a decline in the average balance of the acquired loan portfolio of $957.8 million due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

●	Non-TE yield on interest-earning assets for the third quarter of 2019 decreased 12 basis points from the comparable period in 2018. The decline in yield on interest-earning assets was due to a change in asset mix as the average balance on the acquired loan portfolio declined $957.8 million which is the Bank’s highest yielding asset at 6.32% during the quarter while the average balance of federal funds sold and reverse repos increased $258.7 million which was the Bank’s lowest yielding asset at 2.16% during the quarter. The decrease in yield was also due to the decline in yield on the acquired loan portfolio of six basis points during the quarter. Even though the yields on the non-acquired loan portfolio and investment securities increased 19 basis points and 10 basis points, respectively, the decline in the average balance and yield of the higher yielding acquired loan portfolio and the increase in the average balance of the lower yielding federal funds sold and reverse repos offset the effects from these increases in yield during the quarter. The loan portfolio continues to remix with 79% of the portfolio being comprised of non-acquired loans and 21% being acquired loans. This compares to 70% and 30%, respectively, one year ago. The decrease in the acquired loan portfolio as a percentage of the total portfolio was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. The percentage of the non-acquired loan portfolio of the total loan portfolio increased from December 31, 2018 with 72% being non-acquired loans and 28% being acquired loans at that time.
●	The average cost of interest-bearing liabilities for the third quarter of 2019 increased 24 basis points from the same period in 2018. This increase compared to the third quarter of 2018 was primarily the result of an increase in the cost of interest-bearing deposits of 15 basis points and the increase in the average balance of other borrowings of $696.8 million which is the bank’s highest costing interest-bearing liability at 2.61%. The average cost of deposits increased from 0.62% during the third quarter of 2018 to 0.77% in the same period in 2019. The increase in the cost of interest-bearing deposits was due to the rising rate environment in 2018 with the Federal Reserve increasing the federal funds target rate 100 basis points from December 2017 to December 2018 and due to increased competition for deposits in our markets. The increase in the average balance of other borrowing was due to the Bank making the strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth as the average balance of FHLB advances increased $696.4 million. The Bank has borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funds.
●	The Non-TE net interest margin decreased by 30 basis points and the TE net interest margin decreased by 31 basis points in the third quarter of 2019 compared to the third quarter of 2018 due mainly to the increase in the cost of interest-bearing liabilities of 24 basis points, the decline in yield on the acquired loan portfolio of six basis points, the decline in the average balance of acquired loans of $957.8 million which is the Company’s highest yielding asset and the increase in the average balance of federal funds sold and reverse repos of $258.7 million which is the Company’s lowest yielding asset.
●	The yield on interest-earning assets and the cost on interest-bearing liabilities began to decline during the third quarter of 2019 as the Federal Reserve Bank reduced the federal funds target rate 50 basis points during the quarter. The Bank’s interest-earning assets have repriced more quickly than its interest-bearing liabilities as rates have fallen during the quarter.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2019	Total	2018	Total	2018	Total
Acquired loans:
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$53,302	0.5%	$165,070	1.5%	$222,562	2.0%
Commercial non-owner occupied	503,443	4.5%	679,253	6.2%	684,793	6.3%
Total commercial non-owner occupied real estate	556,745	5.0%	844,323	7.7%	907,355	8.3%
Consumer real estate:
Consumer owner occupied	543,432	4.8%	628,813	5.7%	647,064	5.9%
Home equity loans	198,112	1.8%	242,425	2.2%	259,558	2.4%
Total consumer real estate	741,544	6.6%	871,238	7.9%	906,622	8.3%
Commercial owner occupied real estate	345,040	3.1%	421,841	3.8%	455,803	4.2%
Commercial and industrial	126,092	1.1%	212,537	1.9%	247,922	2.3%
Other income producing property	103,093	0.9%	133,110	1.2%	150,371	1.4%
Consumer non real estate	93,089	0.8%	111,777	1.0%	118,029	1.1%
Other	-	-%	-	-%	-	-%
Total acquired non-credit impaired loans	1,965,603	17.5%	2,594,826	23.5%	2,786,102	25.6%
Acquired credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	16,767	0.1%	30,893	0.3%	32,663	0.3%
Commercial non-owner occupied	76,960	0.7%	82,183	0.7%	83,974	0.8%
Total commercial non-owner occupied real estate	93,727	0.8%	113,076	1.0%	116,637	1.1%
Consumer real estate:
Consumer owner occupied	98,567	0.9%	119,288	1.1%	126,575	1.2%
Home equity loans	53,507	0.5%	59,978	0.5%	62,842	0.6%
Total consumer real estate	152,074	1.4%	179,266	1.6%	189,417	1.8%
Commercial owner occupied real estate	71,060	0.6%	95,861	0.9%	103,491	0.9%
Commercial and industrial	4,588	-%	8,230	0.1%	10,620	0.1%
Other income producing property	37,829	0.3%	50,808	0.5%	52,370	0.5%
Consumer non real estate	36,754	0.3%	42,482	0.4%	44,066	0.4%
Other	-	-%	-	-%	-	-%
Total acquired credit impaired loans	396,032	3.4%	489,723	4.5%	516,601	4.8%
Total acquired loans	2,361,635	20.9%	3,084,549	28.0%	3,302,703	30.4%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	955,318	8.5%	841,445	7.6%	902,836	8.3%
Commercial non-owner occupied	1,777,327	15.7%	1,415,551	12.8%	1,279,328	11.7%
Total commercial non-owner occupied real estate	2,732,645	24.2%	2,256,996	20.4%	2,182,164	20.0%
Consumer real estate:
Consumer owner occupied	2,118,127	18.8%	1,936,265	17.6%	1,844,203	16.9%
Home equity loans	521,744	4.6%	495,148	4.5%	473,381	4.3%
Total consumer real estate	2,639,871	23.4%	2,431,413	22.1%	2,317,584	21.2%
Commercial owner occupied real estate	1,677,695	14.9%	1,517,551	13.8%	1,449,069	13.3%
Commercial and industrial	1,130,847	10.0%	1,054,952	9.6%	991,842	9.1%
Other income producing property	220,957	2.0%	214,353	1.9%	209,983	1.9%
Consumer non real estate	525,040	4.6%	448,664	4.1%	438,789	4.0%
Other	1,457	-%	9,357	0.1%	17,047	0.1%
Total non-acquired loans	8,928,512	79.1%	7,933,286	72.0%	7,606,478	69.6%
Total loans (net of unearned income)	$11,290,147	100.0%	$11,017,835	100.0%	$10,909,181	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $381.0 million, or 3.5%, to $11.3 billion at September 30, 2019 as compared to the same period in 2018. Non-acquired loans or legacy loans increased by $1.3 billion, or 17.4%, from September 30, 2018 to September 30, 2019 through organic loan growth. Acquired non-credit impaired loans decreased by $820.5 million, or 29.4% and acquired credit impaired loans decreased by $120.6 million, or 23.3% as compared to the same period in 2018. The overall decrease in acquired loans was the result of principal payments, charge-offs, foreclosures and renewals of acquired loans. Acquired loans as a percentage of total loans decreased to 20.9% at September 30, 2019 compared to 30.4% at September 30, 2018. As of September 30, 2019, non-acquired loans as a percentage of the overall portfolio were 79.1% compared to 69.6% at September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Average total loans	$11,225,593	$10,802,287	$11,136,255	$10,710,789
Interest income on total loans	134,412	131,657	401,083	387,906
Non-TE yield	4.75%	4.84%	4.82%	4.84%

Interest earned on loans increased $2.8 million in the third quarter of 2019 compared to the third quarter of 2018. Some key highlights for the quarter ended September 30, 2019 are outlined below:

●	Our non-TE yield on total loans decreased nine basis points in the third quarter of 2019 compared to the same period in 2018 and average total loans increased $423.3 million or 3.9%, in the third quarter of 2019, as compared to the same period in 2018. The increase in average total loans was the result of 18.7% growth in the average non-acquired loan portfolio, offset by a 27.9% decline in the average acquired loan portfolio during period. The growth in the non-acquired loan portfolio was due to normal organic growth while the decline in the acquired loan portfolio was due to principal payments, charge-offs, foreclosures and renewals of acquired loans. The yield on the non-acquired loan portfolio increased from 4.12% in the third quarter of 2018 to 4.31% in the same period in 2019 and the yield on the acquired loan portfolio decreased from 6.38% in the third quarter of 2018 to 6.32% in the same period in 2019. The yield on the non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points from December 2017 to December 31, 2018, which effectively increased the Prime Rate, the rate used in pricing a majority of our new originated loans. The yield on the acquired loan portfolio decreased due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended out, therefore, increasing the weighted average life of the loan pools within all acquired loan portfolios. Even though the yields on non-acquired loans increased 19 basis points and acquired loans decreased by only 6 basis points, the overall yield on the loan portfolio decreased 9 basis points. This was due to the decline of $957.8 million in the average balance of the acquired loan portfolio which earns a higher yield than on the non-acquired loan portfolio. For the three months ended September 30, 2019, the non-acquired loan portfolio yield was 4.31% while the yield on the acquired loan portfolio was 6.32%. Therefore, the reduction in the average balance of the higher yielding acquired loan portfolio caused the overall yield on loans to decline.
●	Although the yield on the non-acquired loan portfolio increased from the third quarter of 2018, the yield began to decline during the third quarter of 2019 as the Federal Reserve Bank reduced the federal funds target rate 50 basis points during the quarter.

The balance of mortgage loans held for sale increased $64.5 million from December 31, 2018 to $87.4 million at September 30, 2019, and increased $53.6 million from a balance of $33.7 million at September 30, 2018.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2019, investment securities totaled $1.9 billion, compared to $1.5 billion and $1.6 billion at December 31, 2018 and September 30, 2018, respectively. Our investment portfolio increased $319.6 million from December 31, 2018 and $291.2 million from September 30, 2018. Related to the increase in investment securities from December 31, 2018, we had purchases of $715.7 million during the first nine months of 2019 along with a $47.2 million positive impact to the unrealized gain (loss) position in the available for sale securities. These increases were partially offset by maturities, calls and paydowns of investment securities totaling $208.6 million and sales totaling $232.0 million. In the first and second quarters of 2019, we sold certain lower yielding legacy securities (mostly mortgage-backed securities) at a loss and reinvested the funds in higher yielding current market securities that also consisted mostly of mortgage-backed securities. The losses on the sales of securities in this restructuring totaling approximately $3.1 million were offset by gains of $5.4 million that we recorded on the sale of VISA Class B shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Average investment securities	$1,819,895	$1,589,142	$1,653,126	$1,635,847
Interest income on investment securities	12,371	10,411	33,634	31,421
Non-TE yield	2.70%	2.60%	2.72%	2.57%

Interest earned on investment securities was higher in the third quarter of 2019 compared to the third quarter of 2018, as a result of both the bank carrying a higher average balance in investment securities in 2019 and from the bank selling some lower yielding securities during the first and second quarters of 2019 and reinvesting in higher yielding securities. The average balance of investment securities during the third quarter of 2019 increased $230.8 million from the third quarter of 2018 while the yield on investment securities increased 10 basis points to 2.70%. With the excess liquidity from the growth in deposits and other borrowings during 2019, the bank has used the excess funds to increase the size of its investment portfolio.

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2019
Government-sponsored entities debt	$40,322	$40,967	$645	$40,322	$—	$—	$—
State and municipal obligations	183,005	188,682	5,677	183,005	—	—	—
Mortgage-backed securities *	1,566,182	1,583,485	17,303	—	—	—	1,566,182
	$1,789,509	$1,813,134	$23,625	$223,327	$—	$—	$1,566,182

* Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing government-sponsored enterprise (“GSE”) as to the timely payments of principal and interest. Except for Government National Mortgage Association securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty. While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.” Most market participants consider agency MBS as carrying an implied Aaa rating (S&P rating of AA+) because of the guarantees of timely payments and selection criteria of mortgages backing the securities. We do not own any private label mortgage-backed securities.

At September 30, 2019, we had 95 securities available for sale in an unrealized loss position, which totaled $2.5 million. At December 31, 2018, we had 384 securities available for sale in an unrealized loss position, which totaled $26.0 million. At September 30, 2018, we had 454 securities available for sale in an unrealized loss position, which totaled $48.8 million.

As of September 30, 2019 as compared to December 31, 2018 and September 30, 2018, the total number of available for sale securities with an unrealized loss position decreased by 289 and 359 securities, respectively, while the total dollar amount of the unrealized loss decreased by $23.5 million and $46.3 million, respectively. This decrease in number and the amount of the unrealized loss was mainly due to the drop in both short and long term interest rates during the second and third quarters of 2019. It was also due to the restructuring of the investment portfolio completed in the first and second quarters of 2019 where we sold many of the securities that were in a loss position.

All debt securities available for sale in an unrealized loss position as of September 30, 2019 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for OTTI related to securities available-for-sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Other investment securities include primarily our investments in FHLB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2019, we determined that there was no impairment on its other investment securities. As of September 30, 2019, other investment securities represented approximately $49.1 million, or 0.31% of total assets and primarily consists of FHLB stock which totals $43.0 million, or 0.27% of total assets. There were no gains or losses on the sales of these securities for the three and nine months ended September 30, 2019 and 2018, respectively.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Average interest-bearing liabilities	$9,724,089	$8,918,995	$9,492,455	$8,954,984
Interest expense	22,628	15,271	65,554	36,516
Average rate	0.92%	0.68%	0.92%	0.55%

The average balance of interest-bearing liabilities increased $805.1 million in the third quarter of 2019 compared to the same period in 2018 due to increases in interest-bearing deposits of $129.6 million and in other borrowings of $696.8 million. The increase in average interest-bearing deposits is due to our continued focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $222.9 million during the third quarter of 2019 compared to the same period in 2018. These funds are normally lower cost funds. The increase in other borrowings was due to the Company executing two 90-day FHLB advances of $350.0 million and $150.0 million in March 2019 and another 90-day FHLB advance of $200.0 million in June 2019, each with a cash flow hedge. These advances with these hedges are effectively locking in four and five years fixed rate funding. The $350.0 million advance is four year funding at a rate of 2.44%, the $150.0 million advance is five year funding at a rate of 2.21% and the $200.0 million advance is five year funding at a rate of 1.89%. We paid off a $150.0 million FHLB advance in March 2019 that was executed in the fourth quarter of 2018. The increase in interest expense of $7.4 million in the third quarter of 2019 compared to the same period in 2018 was driven by higher deposit interest expense of $3.4 million and by higher other borrowings interest expense of $3.9 million. These increases were due to higher average balances in interest-bearing deposits of $129.6 million and in other borrowings of $696.8 million and due to higher average cost on interest-bearing deposits due to a higher interest rate environment and increased competition for deposits in our markets. The cost on interest-bearing deposits was 0.77% for the third quarter of 2019 compared to 0.62% for the same period in 2018. The Federal Reserve increased the federal funds target rate 100 basis points from December 2017 to December 2018. The federal funds target rate remained flat until July 2019 when the Federal Reserve reduced rates 25 basis points and then again another 25 basis points in September 2019. Our cost on interest-bearing deposits is just beginning to decline with this drop in interest rates in the third quarter of 2019 as the cost on interest-bearing deposits declined four basis points from 0.81% in the second quarter of 2019. Overall, all these factors resulted in a 24 basis point increase in the average rate on all interest-bearing liabilities from the three months ended September 30, 2018. Some key highlights are outlined below:

●	Average interest-bearing deposits for the three months ended September 30, 2019 increased 1.5% from the same period in 2018.

●	Interest-bearing deposits increased $259.9 million to $8.7 billion at September 30, 2019 from the period end balance at September 30, 2018 of $8.5 billion. The increase from September 30, 2018 was driven by an increase in money market accounts of $390.3 million and interest-bearing transaction accounts of $95.9 million partially offset by a decline in savings of $116.0 million and in certificate of deposits of $110.4 million. We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin.
●	Average transaction and money market account balances increased $344.9 million, or 6.6% to $5.6 billion from the average balance in the third quarter of 2018. Interest expense on transaction and money market accounts increased $2.0 million as a result of a 10 basis point increase in the average cost of funds to 63 basis points for the three months ended September 30, 2019 as compared to the same period in 2018. The increase in the cost of funds on the transaction and money market account is due to both the rising rate environment during 2018 and the competitive marketplace for deposits at this time.
●	Average savings account balances decreased 8.4%, or $122.0 million to $1.3 billion from the average balance in the third quarter of 2018. Interest expense on savings accounts decreased $342,000 as a result of a seven basis point decrease in the average rate to 31 basis points for the three months ended September 30, 2019 as compared to the same period in 2018. The decrease in the cost of funds on savings accounts is due to the bank decreasing interest rates on saving accounts with the Federal Reserve lowering the federal funds target rate 50 basis points during the third quarter of 2019.
●	The average rate on certificates of deposit and other time deposits for the three months ended September 30, 2019 increased 48 basis points to 154 basis points from the comparable period in 2018. Average balances on certificates of deposits and other time deposits for the three months ended September 30, 2019 decreased $93.3 million from the comparable period in 2018. The increase in the cost of funds on certificate of deposit is due to both the rising rate environment during 2018 and the competitive marketplace for deposits at this time. The Bank has decreased its interest rates on certificates of deposit with the Federal Reserve lowering the federal funds target rate 50 basis points during the third quarter but such decrease in the interest rates on certificates of deposit has yet to decrease the overall cost.
●	In the third quarter of 2019, average other borrowings increased $696.8 million compared to the third quarter of 2018. The average rate on other borrowings experienced a 221 basis point decrease to 2.61% for the three months ended September 30, 2019 compared to 4.82% for the same period in 2018. The increase in average balance was the result of the Company executing $500.0 million in FHLB advances in March 2019 and an additional $200 million June 2019 to provide funding for growth in the investment and loan portfolios in 2019. We use cash flow hedges to lock in the funding costs of these advances for four and five years, and we believe this will provide lower funding costs than trying to increase deposits in our competitive markets. The decrease in the average cost of other borrowings is due to the $700.0 million in FHLB advances added in March 2019 and June 2019 which have an average effective rate with the hedges of 2.23%. These borrowings are at a lower cost than our remaining other borrowings which mainly consist of our long term trust preferred borrowings which reprice quarterly and are tied to 3 month LIBOR. For the third quarter of 2019, the average rate for our long term trust preferred borrowing was 4.80%. The new FHLB borrowings have driven down the average cost of our other borrowings.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $98.2 million, or 3.1%, to $3.3 billion in the third quarter of 2019 compared to $3.2 billion during the same period in 2018. At September 30, 2019, the period end balance of noninterest-bearing deposits was $3.3 billion, exceeding the September 30, 2018 balance by $150.1 million. We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs. Our overall cost of funds including noninterest-bearing deposits was 0.69% for the three months ended September 30, 2019 compared to 0.50% for the three months ended September 30, 2018.

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

During the third quarter of 2019, the valuation allowance on acquired credit impaired loans increased by $695,000. This was the result of impairments from the third quarter 2019 recast of $786,000 which were recorded through the provision for loan losses, being offset by removals of $91,000 from loans being paid off, fully charged off or transferred to OREO. During the third quarter of 2018, the valuation allowance on acquired credit impaired loans decreased by $458,000. This was the result of impairment releases totaling $284,000 which was recorded through the provision for loan losses, in addition to loan removals from loans being paid off, fully charged off or transferred to OREO of $174,000. In the third quarter of 2018, there were several loan pools that had improved cash flows and reversals of prior period impairments which led to the release of allowance. Impairments are recognized immediately and releases are generally spread over time.

Net charge offs related to “acquired non-credit impaired loans” were $760,000 or 0.15% annualized, in the third quarter of 2019; and we recorded a provision for loan losses, accordingly. This was primarily the result of a charge-off of $640,000 on one specific relationship. Net charge-offs in the second quarter of 2019 totaled $1.4 million, or 0.25% annualized. This charge off level was primarily the result of two specific relationships, and was not representative of a particular trend within any of our markets. Net charge-offs totaled $70,000, or 0.01% annualized, in the third quarter of 2018.

The following table presents a summary of the changes in the ALLL for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019				2018
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$53,590	$—	$4,623	$58,213	$47,874	$—	$4,426	$52,300
Loans charged-off	(1,969)	(810)	—	(2,779)	(1,891)	(97)	—	(1,988)
Recoveries of loans previously charged off	834	50	—	884	555	27	—	582
Net charge-offs	(1,135)	(760)	—	(1,895)	(1,336)	(70)	—	(1,406)
Provision for loan losses	2,482	760	786	4,028	3,331	70	(284)	3,117
Reductions due to loan removals	—	—	(91)	(91)	—	—	(174)	(174)
Balance at end of period	$54,937	$—	$5,318	$60,255	$49,869	$—	$3,968	$53,837

Total non-acquired loans:
At period end	$8,928,512				$7,606,478
Average	8,753,742				7,372,630
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.05%				0.07%
Allowance for loan losses as a percentage of period end non-acquired loans	0.62%				0.66%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	286.32%				325.62%

	Nine Months Ended September 30,
	2019				2018
		Acquired	Acquired			Acquired	Acquired
		Non-credit	Credit			Non-credit	Credit
	Non-acquired	Impaired	Impaired		Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total	Loans	Loans	Loans	Total
Balance at beginning of period	$51,194	$—	$4,604	$55,798	$43,448	$—	$4,627	$48,075
Loans charged-off	(4,541)	(2,719)	—	(7,260)	(4,300)	(1,614)	—	(5,914)
Recoveries of loans previously charged off	2,461	372	—	2,833	2,408	279	—	2,687
Net charge-offs	(2,080)	(2,347)	—	(4,427)	(1,892)	(1,335)	—	(3,227)
Provision for loan losses	5,823	2,347	1,050	9,220	8,313	1,335	401	10,049
Reductions due to loan removals	—	—	(336)	(336)	—	—	(1,060)	(1,060)
Balance at end of period	$54,937	$—	$5,318	$60,255	$49,869	$—	$3,968	$53,837

Total non-acquired loans:
At period end	$8,928,512				$7,606,478
Average	8,433,419				6,986,263
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.03%				0.04%
Allowance for loan losses as a percentage of period end non-acquired loans	0.62%				0.66%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	286.32%				325.62%

The ALLL as a percent of non-acquired loans continues to reflect our solid and stable credit quality over the last year as our credit quality indicators have remained strong. Total nonperforming loans increased by $3.9 million to $19.2 million in the third quarter of 2019, compared to the same quarter in 2018, however, as a percentage of total non-acquired loans, increased by only one basis point to 0.21%. Total past due loans declined by $1.1 million to $9.5 million in the third quarter of 2019, compared to the same quarter in 2018, and as a percentage of total non-acquired loans, declined by three basis points to 0.11%. Bankruptcies and foreclosures increased by $2.8 million, compared to the same quarter in 2018, but increased by only one basis point to 0.11% as a percentage of total non-acquired loans. As compared to the second quarter of 2019, nonperforming loans increased by $3.6 million during the third quarter of 2019, and as a percentage of total non-acquired loans, increased three basis points from 0.18%. This increase was mainly due to three commercial loan relationships, totaling $2.9 million, being categorized as nonaccrual. Total past due loans increased by $193,000, compared to the second quarter of 2019. Bankruptcies and foreclosures declined by $131,000 in the third quarter of 2019, when compared to the second quarter of 2019. The ratio of the ALLL to cover total nonperforming non-acquired loans decreased from 325.62% at September 30, 2018 and 343.42% at June 30, 2019, to 286.32% at September 30, 2019. Overall, net charge offs for the quarter on non-acquired loans was five basis points annualized, or $1.1 million, compared to seven basis points annualized, or $1.3 million, a year ago, and two basis points, or $452,000 in the second quarter of 2019. Net charge-offs related to the non-acquired loan portfolio were primarily from overdraft and ready reserve accounts over the past several quarters. During the third quarter of 2019, net charge-offs related to the non-acquired loan portfolio excluding overdraft and ready reserve accounts was in a net recovery position of $9,000.

We increased the ALLL compared to the third quarter of 2018, as well as compared to the second quarter of 2019, due primarily to loan growth and increased risk and uncertainty in new and expanded markets from our mergers in 2017. From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio. We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL. We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates. All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio. Overall, the general reserve increased by $5.5 million compared to the balance at September 30, 2018, and $1.5 million compared to the balance at June 30, 2019.

On a specific reserve basis, the ALLL decreased $163,000 from June 30, 2019 to $1.2 million, with loan balances being evaluated for specific reserves increasing $358,000 during the third quarter of 2019, to $54.9 million. Specific reserves decreased $436,000 from $1.7 million at September 30, 2018 with the loan balances being evaluated for specific reserves increasing $227,000 from $54.6 million at September 30, 2018.

During the three months ended September 30, 2019, qualitative factors remained consistent, which is reflective of stability in the unemployment rates and economy as a whole within the markets that we serve. We continue to work our nonperforming assets out through collections, transfers to OREO and disposals of OREO.

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2019	2019	2019	2018	2018
Non-acquired:
Nonaccrual loans	$18,310	$14,654	$14,584	$14,179	$14,214
Accruing loans past due 90 days or more	333	280	496	191	36
Restructured loans - nonaccrual	544	671	830	648	1,065
Total nonperforming loans	19,187	15,605	15,910	15,018	15,315
Other real estate owned (2)	3,654	4,345	3,918	3,902	3,154
Other nonperforming assets (3)	70	29	152	135	75
Total non-acquired nonperforming assets	22,911	19,979	19,980	19,055	18,544
Acquired non-credit impaired:
Nonaccrual loans	9,596	9,948	14,294	13,489	10,798
Accruing loans past due 90 days or more	—	37	264	162	2
Total acquired nonperforming loans (1)	9,596	9,985	14,558	13,651	10,800
Acquired OREO and other nonperforming assets:
Acquired OREO (2)	9,761	10,161	7,379	7,508	8,965
Other acquired nonperforming assets (3)	177	251	403	247	337
Total acquired OREO and other nonperforming assets	9,938	10,412	7,782	7,755	9,302
Total nonperforming assets	$42,445	$40,376	$42,320	$40,461	$38,646

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.26%	0.23%	0.24%	0.24%	0.24%
Total NPAs as a percentage of total assets (5)	0.15%	0.13%	0.13%	0.13%	0.13%
Total NPLs as a percentage of total loans (4)	0.21%	0.18%	0.19%	0.19%	0.20%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (4)	0.38%	0.36%	0.38%	0.37%	0.35%
Total NPAs as a percentage of total assets	0.27%	0.26%	0.27%	0.28%	0.27%
Total NPLs as a percentage of total loans (4)	0.25%	0.23%	0.27%	0.26%	0.24%
(1)	Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $8.5 million, $9.5 million, $15.9 million, $16.8 million, and $17.9 million as of September 2019, June 30, 2019, March 31, 2019,

December 31, 2018, and September 30, 2018, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of our application of the accretion method, see “Business Combinations and Method of Accounting for Loans Acquired” in our Annual Report on Form 10-K for the year ended December 31, 2018).
(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Nonperforming non-acquired loans, including restructured loans, were $19.2 million, or 0.21% of non-acquired loans, at September 30, 2019, an increase of $3.9 million, or 25.3%, from September 30, 2018. The increase in nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $4.0 million. Nonperforming non-acquired loans overall, including restructured loans, increased by $3.6 million during the third quarter of 2019 from the level at June 30, 2019. This increase was primarily driven by an increase in commercial nonaccrual loans of $3.1 million, consumer nonaccrual loans of $533,000 and past due 90 day loans still accruing of $53,000, offset by a decrease in restructured nonaccrual loans of $127,000. Non-acquired nonperforming loans still remain at historically low levels at September 30, 2019.

Nonperforming acquired non-credit impaired loans were $9.6 million at September 30, 2019, a decline of $1.2 million, or 11.1%, from September 30, 2018. The decline in nonperforming loans was driven by a decline in consumer nonaccrual loans of $2.6 million, offset by an increase in commercial nonaccrual loans of $1.4 million. As a percentage of the acquired non-credit impaired loan portfolio, nonperforming loans increased by 10 basis points to 0.49% at September 30, 2019 from 0.39% at September 30, 2018. Nonperforming acquired non-credit impaired loans decreased by $389,000 during the third quarter of 2019 from $10.0 million at June 30, 2019. The decrease in nonperforming loans was driven by a decrease in commercial nonaccrual loans. As a percentage of the acquired non-credit impaired loan portfolio, nonperforming loans increased by 3 basis points from 0.46% at June 30, 2019. The increase in nonperforming acquired non-credit impaired loans as a percentage of total acquired non-credit impaired loans is mainly due to the decline in the acquired non-credit impaired loan portfolio from both June 30, 2019 and September 30, 2018.

At September 30, 2019, OREO totaled $13.4 million which included $3.6 million in non-acquired OREO and $9.8 million in acquired OREO. Total OREO decreased $1.1 million from June 30, 2019. At September 30, 2019, non-acquired OREO consisted of 20 properties with an average value of $183,000. This compared to 21 properties with an average value of $207,000 at June 30, 2019. At September 30, 2019, acquired OREO consisted of 52 properties with an average value of $188,000. This compared to 48 properties with an average value of $212,000 at June 30, 2019. In the third quarter of 2019, we added three properties with an aggregate value of $591,000 into non-acquired OREO, and we sold four properties with a basis of $1.2 million. We added 16 properties with an aggregate value of $1.4 million into acquired OREO, and we sold 12 properties with a basis of $1.6 million in the third quarter of 2019.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $7.6 million, or 0.09% of total non-acquired loans outstanding, at September 30, 2019, compared to $8.2 million, or 0.09% of total non-acquired loans outstanding, at June 30, 2019, and compared to $8.6 million, or 0.11% of total non-acquired loans outstanding, at September 30, 2018. Potential problem loans related to acquired non-credit impaired loans totaled $5.0 million, or 0.25% of total acquired non-credit impaired loans, at September 30, 2019, compared to $7.1 million, or 0.32% of total acquired non-credit impaired loans outstanding, at June 30, 2019, and compared to $4.9 million, or 0.18% of total acquired non-credit impaired loans outstanding, at September 30, 2018. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Fees on deposit accounts	$19,725	$17,790	$56,274	$62,945
Mortgage banking income	6,115	2,824	13,807	11,089
Trust and investment services income	7,320	7,527	22,309	22,608
Securities gains, net	437	(11)	2,687	(652)
Recoveries on acquired loans	1,401	1,238	4,615	6,379
Other	2,584	2,659	7,566	7,738
Total noninterest income	$37,582	$32,027	$107,258	$110,107

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income increased by $5.6 million, or 17.3%, during the third quarter of 2019 compared to the same period in 2018. This quarterly change in total noninterest income primarily resulted from the following:

●	Fees on deposit accounts increased $1.9 million, or 10.9%, which resulted primarily from increased bankcard service income of $1.6 million and increased NSF and AOP income of $436,000. The increase in bankcard service income was due to an increase in net debit card income of $1.2 million, ATM income of $202,000 and credit card sales income of $286,000. These increases in fee deposit income were due to more activity in the current quarter than in 2018;
●	Mortgage banking income increased by $3.3 million, or 116.5%, which was a result of higher income from the secondary market of $4.3 million due to higher activity and sales volume with the decrease in interest rates. The gain on sale of mortgage loans increased by $1.4 million and income from the change in fair value in the mortgage pipeline and loans held for sale increased by $2.4 million. The increases related to the secondary market were partially offset by a decline of $1.0 million in income from mortgage servicing rights, net of the hedge which was mainly the result of the decline in fair value of the mortgage servicing rights with the decrease in interest rates; and
●	Securities gains, net of $437,000 during the third quarter of 2019 compared to securities losses, net of $11,000 during the third quarter of 2018.

Noninterest income decreased by $2.8 million, or 2.6%, during the first nine months of 2019 compared to the same period in 2018. The quarterly decrease in total noninterest income primarily resulted from the following:

●	Fees on deposit accounts decreased $6.7 million, or 10.6%, which resulted from increased bankcard service income of $7.9 million partially offset by an increase service charges on deposit accounts of $1.3 million. The decrease in bankcard service income was related to the decline in net debit card income of $8.9 million due to the cap on fees charged related to the Durbin amendment that became effective as of July 1, 2018 (The Durbin amendment is a provision of federal law that requires the Federal Reserve to limit a bank’s fees charged to retailers for debit card processing). This decrease was partially offset by an increase in ATM income of $363,000 and credit card sales income of $591,000. The increase in deposit account service charges was due to a $749,000 increase in NSF and AOP income and a $550,000 increase in monthly maintenance fees on deposit accounts. These increases were due to more customers/accounts and more activity on accounts. The increase in monthly maintenance fees was also due to an increase in commercial treasury services;
●	Mortgage banking income increased by $2.7 million, or 24.5%, which was a result of an increase of $5.6 million in secondary market income due to an increase in the fair value of the mortgage pipeline and loan held for sale of $4.3 million with the decrease in interest rates along with an increase in the mortgage-backed securities forward hedge of $916,000. This increase was partially offset by a decline in income from mortgage servicing rights, net of the hedge of $2.9 million which was the result of a decrease in the fair value due to the decline in interest rates;
●	Securities gains, net of $2.7 million during the first nine months of 2019 compared to securities losses, net of $652,000 during the first nine months of 2018. The securities gains in 2019 were mainly a result of the Company selling VISA Class B shares at a gain of $5.4 million partially offset by net realized losses of $2.6 million on lower yielding securities that were sold during the year; and
●	Recoveries on acquired loans declined $1.8 million, or 27.7%;

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Salaries and employee benefits	$59,551	$57,934	$176,529	$175,425
Occupancy expense	11,883	12,235	35,344	37,361
Information services expense	8,878	7,804	26,558	26,445
OREO expense and loan related	597	(19)	2,229	2,679
Pension plan termination expense	—	—	9,526	—
Amortization of intangibles	3,268	3,537	9,817	10,672
Supplies, printing and postage expense	1,418	1,561	4,417	4,359
Professional fees	2,442	2,138	7,463	5,735
FDIC assessment and other regulatory charges	228	2,525	3,218	7,065
Advertising and marketing	1,052	1,049	2,818	2,948
Merger and branch consolidation related expense	—	4,476	3,058	29,868
Other	7,047	7,054	23,033	21,706
Total noninterest expense	$96,364	$100,294	$304,010	$324,263

Noninterest expense decreased by $3.9 million, or 3.9%, in the third quarter of 2019 as compared to the same period in 2018. The quarterly decrease in total noninterest expense primarily resulted from the following:

●	A decrease in merger and branch consolidation related expense of $4.5 million compared to the third quarter of 2018. There were no merger and branch consolidation costs in the third quarter of 2019. The costs in the third quarter of 2018 were related to the merger with Park Sterling, which occurred in the fourth quarter of 2017;
●	FDIC assessment and other regulatory charges decreased by $2.3 million, or 91.0% in the third quarter of 2019 compared to the same period in 2018. The decline was mainly due to the Bank receiving its small bank assessment credit of $1.6 million this quarter from the FDIC which was applied to the assessment received in September 2019. This decrease was also related to the elimination of the surcharge assessment which occurred in the fourth quarter of 2018 and the change in risk related to certain acquired loans, which resulted in a lower assessments beginning in the fourth quarter of 2018; partially offset by
●	Salaries and employee benefits expense increased by $1.6 million, or 2.8%, in the third quarter of 2019 compared to the same period in 2018. This increase was mainly attributable to an increase in employee salaries and wages of $1.6 million; and
●	Information services expense increased by $1.1 million, or 13.8%, in the third quarter of 2019 compared to the same period in 2018. This increase was mainly attributable to an increase in internet banking service expense, software expenses and processing expenses.

Noninterest expense decreased by $20.3 million, or 6.2%, in the first nine months of 2019 as compared to the same period in 2018. The decrease in total noninterest expense primarily resulted from the following:

●	A decrease in merger and branch consolidation related expense of $26.8 million, or 89.8%, compared to the first nine months of 2018. This decrease in costs was related to costs in 2018 associated with the merger with Park Sterling, which occurred in the fourth quarter of 2017 and the conversion in the second quarter of 2018;
●	FDIC assessment and other regulatory charges decreased by $3.8 million, or 54.5% in the first nine months of 2019 compared to the same period in 2018. The decline was mainly due to the Bank receiving its small bank assessment credit of $1.6 million this quarter from the FDIC which was applied to the assessment received in September 2019. This decrease was also related to the elimination of the surcharge assessment which occurred in the fourth quarter of 2018 and the change in risk related to certain acquired loans, which resulted in a lower assessments beginning in the fourth quarter of 2018;
●	Occupancy expense decreased by $2.0 million, or 5.4% during the first nine months of 2019 compared to the same period in 2018. This decrease was related to the cost savings related to the merger with Park Sterling and branch consolidations that occurred during 2019. The number of branches decreased by 11 or 6.5%, from 168 at September 30, 2018 to 157 at September 30, 2019; partially offset by
●	Pension plan termination expense of $9.5 million in the second quarter of 2019. During the second quarter of 2019, the Company recorded the termination of its pension plan which resulted in the recognition of the losses from the pension plan that were being held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million;

●	Professional fees increased $1.7 million, or 30.1%, during the first nine months of 2019 compared to the same period in 2018. This increase was mainly due to consulting fees related to the implementation of ASU No 2016-13 – Financial Instruments – Credit Losses or “CECL” which becomes effective for us on January 1, 2020.

Income Tax Expense

Our effective income tax rate was 20.13% and 20.05% for the three and nine months ended September 30, 2019. This compares to 17.26% and 20.14% for the three and nine months ended September 30, 2018. The increase in the effective tax rate for the quarter is primarily due to the absence of the tax benefit related to the revaluation of deferred taxes that was recorded in the third quarter of 2018. The decrease in the effective rate year-to-date is primarily due to an increase in federal tax credits available in 2019, partially offset by an increase in pre-tax income.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2019, shareholders’ equity was $2.4 billion, a decrease of $15.3 million, or 0.6%, from December 31, 2018, and a decrease of $17.2 million, or 0.7%, from $2.4 billion at September 30, 2018. The change from year-end was mainly attributable to the common stock dividend paid of $42.2 million and a reduction in capital of $144.6 million from the repurchase of 2,000,000 shares of common stock through our stock buyback plan in the first nine months of 2019, which was partially offset by net income of $137.4 million and a decline in the accumulated other comprehensive loss of $27.8 million. At September 30, 2019, we had accumulated other comprehensive gain of $2.9 million compared to an accumulated other comprehensive loss of $24.9 million at December 31, 2018. This change was attributable to a $36.8 million, net of tax, improvement in the unrealized gain (loss) position in the available for sale securities portfolio, a $6.2 million, net of tax, improvement in the unrealized gain (loss) position related to pension plans and a $15.2 million, net of tax, decline in the unrealized gain (loss) position related to the cash flow hedges. The change in the unrealized gain (loss) position in the available for sale securities portfolio and the cash flow hedges are due to the decline in interest rates during 2019. The change in the unrealized gain (loss) position in the pension plan is due to the Company terminating the pension plan in the second quarter of 2019 and the unrealized loss position was recognized into net income. The decrease in shareholders’ equity from September 30, 2018 was primarily attributable to dividends paid to common shareholders of $55.2 million and a reduction in capital of $204.7 million from the repurchase of 2,900,000 shares of common stock through our stock buyback plan, which was partially offset by net income of $186.4 million and a decline in the accumulated other comprehensive loss of $47.4 million. Our common equity-to-assets ratio was 14.92% at September 30, 2019, down from 16.12% at December 31, 2018 and 16.31% at September 30, 2018. The decrease from December 31, 2018 was due to both a decrease in equity of 0.6% and an increase in total assets of 7.3%. This was mainly due to the reduction in equity during the first nine months of 2019 from our repurchase of 2,000,000 shares of common stock at a cost of $144.6 million.

In March 2017, our board of directors approved and reset the number of shares available to be repurchased under the 2004 Stock Repurchase Program to 1,000,000 of which all the shares were repurchased in the third and fourth quarters of 2018. On January 25, 2019, our board of directors approved a new program to repurchase up to 1,000,000 of our common stock. All 1,000,000 shares from this new program were repurchased in the first and second quarter of 2019 at an average price of $69.89 a share for a total of $69.9 million in common stock. In June 2019, the Board of Directors authorized an additional 2,000,000 of our common shares to be repurchased under the 2019 repurchase program. We made this determination after considering the liquidity needs and capital resources as well as the estimated current value of our net assets. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of September 30, 2019, we have repurchased 1,000,000 shares at an average price of $74.70 a share (excluding sales commission) for a total of $74.7 million in common stock since the reset of the number of shares available for repurchase in June 2019. We may repurchase up to an additional 1,000,000 shares of common stock under the 2019 Repurchase Program. We are not obligated to repurchase any additional shares under the 2019 Repurchase Program, and any repurchases under the 2019 Repurchase Program after June 6, 2020 would require additional Federal Reserve approval.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	September 30,	December 31,	September 30,
	2019	2018	2018
South State Corporation:
Common equity Tier 1 risk-based capital	11.22%	12.05%	12.30%
Tier 1 risk-based capital	12.19%	13.05%	13.31%
Total risk-based capital	12.71%	13.56%	13.80%
Tier 1 leverage	9.72%	10.65%	10.82%

South State Bank:
Common equity Tier 1 risk-based capital	12.00%	12.87%	13.14%
Tier 1 risk-based capital	12.00%	12.87%	13.14%
Total risk-based capital	12.52%	13.38%	13.63%
Tier 1 leverage	9.58%	10.51%	10.68%

The Tier 1 leverage ratio decreased compared to December 31, 2018 due to the increase in our average assets outpacing the increase in our equity. The CET1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all decreased compared to December 31, 2018 due to our risk-based assets increase outpacing the increase in our equity. The main reason for the lower increase in equity was due to our repurchase of 2,000,000 shares of common stock at a cost of $144.6 million through our stock buyback plan in the first nine months of 2019. The main drivers for the increase in both average and risk-weighted assets was due to loan growth, growth in interest-bearing deposits and in premises equipment from the recording of right of use asset related to the new lease standard. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.3 billion, or approximately 17.4%, compared to the balance at September 30, 2018, and by $995.2 million, or 16.8% annualized, compared to the balance at December 31, 2018. The acquired loan portfolio decreased by $942.4 million, or 28.6%, from the balance at September 30, 2018 and by $723.6 million, or 31.4%, annualized, from the balance at December 31, 2018 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio increased $319.6 million, or 27.7%, annualized, compared to the balance at December 31, 2018, and increased by $291.2 million, or 18.5% compared to the balance at September 30, 2018. Related to the increase in investment securities from December 31, 2018, we had purchases of $715.7 million as well as improvements in the market value of the portfolio of $47.2 million which were partially offset by maturities, calls and paydowns of investment securities totaling $208.6 million and sales totaling $232.0 million during the nine months ended September 30, 2019. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. In the first and second quarter of 2019, we also sold certain lower yielding legacy securities (mostly mortgage-backed securities) at a loss and reinvested the funds in higher yielding current market securities which also consisted mostly of mortgage-backed securities. The losses on the sales of securities of approximately $3.1 million taken in this restructuring were offset by a gain of $5.4 million that we recorded on the sale of VISA Class B shares. Total cash and cash equivalents were $719.2 million at September 30, 2019 as compared to $409.0 million at December 31, 2018 and $307.3 million at September 30, 2018. We borrowed an additional $550.0 million in FHLB advances in the first nine months of 2019 as well as total deposits increased $376.9 million which improved liquidity in 2019.

At September 30, 2019, December 31, 2018 and September 30, 2018, we had $1.3 million, $7.6 million and $13.3 million, respectively, in traditional, out-of-market brokered deposits and $49.2 million, $72.2 million, and $69.4 million, respectively, of reciprocal brokered deposits. Total deposits were $12.0 billion at September 30, 2019, up $376.9 million or 4.3% annualized from $11.6 billion at December 31, 2018 and up $409.9 million or 3.5%, from $11.6 billion at September 30, 2018. Our deposit growth since December 31, 2018 included an increase in demand deposit accounts of $245.8 million, in savings and money market accounts of $209.3 million partially offset by declines in interest-bearing transaction accounts of $16.4 million and in certificates of deposit of $65.9 million. Other borrowings increased $549.7 million and $699.9 million, respectively, from December 31, 2018 and September 30, 2018 to $815.8 million. Other borrowings at September 30, 2019 included $700.1 million in FHLB advances compared to $150.1 million at December 31, 2018 and $112,000 at September 30, 2018. We had approximately $115 million in junior subordinated debt at September 30, 2019, December 31, 2018 and September 31, 2018. During the first quarter of 2019, we paid-off early the FHLB advance of $150.0 million that was outstanding at December 31, 2018 that would have matured in December 2019. We then borrowed $500 million in March 2019 and $200 million in June 2019 in 90-day fixed rate FHLB advances for which at this time we plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million (4 year agreement) and $350 million (5 year agreement) to manage the interest rate risk related to these 90-day FHLB advances. We borrowed these FHLB advances to provide liquidity for operations, loan growth and investment growth. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in some shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results. Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments. Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2019, our Bank had total federal funds credit lines of $606.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2019, our Bank had $394.0 million of credit available at the Federal Reserve Bank’s Discount Window, but had no outstanding advances as of the end of the quarter. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2019, our Bank had a total FHLB credit facility of $2.2 billion with total outstanding FHLB letters of credit consuming $231.1 million, $700.1 million in outstanding advances and $65,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program, leaving $1.3 billion in availability on the FHLB credit facility. The Company has a $10.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances. We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2019, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25 percent of total risk-based capital, or $368.7 million at September 30, 2019.

Based on these criteria, we had three such credit concentrations at September 30, 2019, including loans on hotels and motels of $556.0 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $1.4 billion, loans on owner occupied office buildings of $389.0 million and loans to lessors of residential buildings (investment properties and multi-family) of $598.7 million. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

Banking regulators have established guidelines for the construction, land development and other land loans to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2019, December 31, 2018, and September 30, 2018 the Bank’s construction, land development and other land loans as a percentage of total risk-based capital were 70.4%, 69.5%, and 76.2%, respectively. Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital were 233.4%, 216.0% and 212.4% as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively. As of September 30, 2019, December 31, 2018 and September 30, 2018, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these commercial real estate loan ratio guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and South State. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the matters described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, and the following:

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

For any forward-looking statements made in this Quarterly Report on Form 10-Q or in any documents incorporated by reference into this Quarterly Report on Form 10-Q, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference in Quarterly Report on Form 10-Q. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. All subsequent written and oral forward looking statements by us or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2019 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2019 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000, all of which had been repurchased as of December 31, 2018. In January 2019, the Board of Directors approved a new program (“2019 repurchase program”) to repurchase up to an additional 1,000,000 of our common shares, all of which had been repurchased as of June 30, 2019. In June 2019, the Board of Directors authorized an additional 2,000,000 of our common shares to be repurchased under the 2019 repurchase program. We are not obligated to repurchase any additional shares under the 2019 repurchase program, and any repurchases under the 2019 repurchase program after June 6, 2020 would require additional Federal Reserve approval. As of the date of this filing, we have repurchased 1,000,000 shares of the 2,000,000 approved in June 2019 at an average price per share of $74.70. The following table reflects share repurchase activity during the third quarter of 2019:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 - July 31	596,209	*	$75.06	594,400	1,264,400
August 1 - August 31	267,084	*	75.05	264,400	1,000,000
September 1 - September 30	—		—	—	1,000,000

Total	863,293			858,800	1,000,000
*

For the months ended July 31, 2019 and August 31, 2019, total includes 1,809 shares and 2,684 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2004 or 2019 stock repurchase programs to repurchase shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended September, 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

Exhibit 104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: November 1, 2019	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2019	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2019	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer