Form 10-K
period 2019-12-31
SOUTH STATE Corp
filed 2020-02-21
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock of the registrant held by non-affiliates was $2,512,032,000 based on the closing sale price of $73.67 per share on June 30, 2019. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 20, 2020 was 33,602,062.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

South State Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders.

Forward-Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1. Business.

Overview

South State Corporation, headquartered in Columbia, South Carolina, is a bank holding company incorporated in 1985 under the laws of South Carolina. We provide a wide range of banking services and products to our customers through our wholly-owned bank subsidiary, South State Bank (the “Bank”), a South Carolina-chartered commercial bank that opened for business in 1934. The Bank operates South State Advisory, Inc. (formerly First Southeast 401k Fiduciaries, Inc.), a wholly-owned registered investment advisor. We merged Minis & Co., Inc., another registered investment advisor that was wholly-owned by the Bank, with and into South State Advisory effective January 1, 2019. We will continue to use the name Minis & Company as a Doing Business As (DBA) going forward. We do not engage in any significant operations other than the ownership of our banking subsidiary.

Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiaries. References to the “Bank” means South State Bank.

South State is a legal entity separate and distinct from the Bank. We coordinate the financial resources of the consolidated enterprise and thereby maintain financial, operation and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. South State’s operating revenues and net income are derived primarily from cash dividends received from our Bank.

Our Bank provides a full range of retail and commercial banking services, mortgage lending services, trust and wealth management, and consumer loans through financial centers in South Carolina, North Carolina, Georgia and Virginia . At December 31, 2019, we had approximately $15.9 billion in assets, $11.3 billion in loans, $12.2 billion in deposits, $2.4 billion in shareholders’ equity, and a market capitalization of approximately $2.9 billion.

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

In recent years, we have continued to grow our business under our guiding principles of soundness, profitability and growth. Below are highlights of our expansion efforts over the past three years:

●	On November 30, 2017, South State acquired all of the outstanding common stock of Park Sterling Corporation (“PSC”), of Charlotte, North Carolina, the bank holding company for Park Sterling Bank (“PSB”), in a stock-for-stock merger. PSC common shareholders received 0.14 shares of South State common stock in exchange for each share of PSC common stock resulting in South State issuing 7,480,343 shares of its common stock. In total, the purchase price for PSC was $693.0 million including the value of “in the money” outstanding stock options totaling $4.3 million. As a result of the merger, we added 53 locations to the Bank’s footprint, consisting of five offices in Georgia, 23 offices in South Carolina, 17 offices in North Carolina and eight offices in Virginia. The Company acquired $3.1 billion in total assets and assumed $2.5 billion in total deposits in this acquisition.
●	On January 3, 2017, the Company acquired all of the outstanding common stock of Southeastern Bank financial Corporation (“SBFC”), of Augusta, Georgia, the bank holding company for Georgia Bank & Trust Company of Augusta (“GB&T”), in a stock-for-stock merger. SBFC common shareholders received 0.7307 shares of the Company’s common stock in exchange for each share of SBFC common stock resulting in the Company issuing 4,978,338 shares of its common stock. In total, the purchase price for SBFC was $435.1 million including the value of “in the money” outstanding stock options totaling $490,000. As a result of the merger, we added 12 offices in the Augusta, Georgia and Aiken, South Carolina markets. The Company acquired $1.8 billion in total assets and assumed $1.5 billion in total deposits in this acquisition.

On January 25, 2020, South State Corporation, (“South State”) entered into an Agreement and Plan of Merger (the”Merger Agreement”) with CenterState Bank Corporation, a Florida corporation ("CenterState"), and a bank holding company headquartered in Winter Haven, Florida. Under the merger agreement, South State and CenterState have agreed to combine their respective companies in an all-stock merger of equals, pursuant to which CenterState will merge with and into South State, with South State continuing as the surviving entity, in a transaction we refer to as the “merger.” The merger agreement was approved by the boards of directors of South State and CenterState, and is subject to shareholder and regulatory approvals and other customary closing conditions. Under the terms of the merger agreement, shareholders of CenterState will receive 0.3001 shares of South State common stock for each share of CenterState common stock they own. After the merger, it is anticipated that CenterState shareholders will own approximately 53% and South State shareholders will own approximately 47% of the combined company. The transaction is expected to close during the third quarter of 2020. At December 31, 2019, CenterState reported $17.1 billion in total assets, $12.0 billion in loans and $13.1 billion in deposits.

Our principal executive offices are located at 520 Gervais Street, Columbia, South Carolina 29201. Our mailing address at this office is Post Office Box 1030, Columbia, South Carolina 29202 and our telephone number is (800) 277-2175.

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

Products and Services

Lending Activities

We believe we have a strong team of consumer and commercial bankers to execute on our client-centered, relationship-driven banking model. Our commercial banking team consists of experienced professionals that use an advisory approach that emphasizes understanding each client’s business and offering a broad suite of loan, deposit and treasury management products and services. Our consumer banking team consists of experienced professionals that focus on knowing their individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions. We generally do business with clients located in the areas served by our branches, and we focus our marketing efforts on these areas.

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

Commercial Real Estate Loans. As of December 31, 2019, $5.8 billion, or 51%, of our loan portfolio consisted of loans secured by commercial real estate (including owner occupied and non-owner occupied commercial real estate and construction and land development lending). We offer construction financing, acquisition or refinancing of properties, commercial lines of credit and other loans that are secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2019, $3.5 billion, or 30%, of our loan portfolio consisted of residential real estate loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates and home equity lines. It is not our normal business practice to originate subprime loans. Loans are closed-end first lien loans for purposes of property purchased, or for refinancing existing loans. The majority of our loans are owner occupied, full documentation loans.

Commercial and Industrial Loans (“C&I”). As of December 31, 2019, $1.4 billion, or 12%, of our loan portfolio consisted of commercial and industrial loans. Our C&I loans include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less.

Other Consumer Loans. As of December 31, 2019, $663 million, or 6%, of our loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans.

Deposit Products, Treasury Services and Other Funding Sources

We offer our customers a variety of deposit products and services, including checking accounts, savings accounts, money market accounts, other deposit accounts and treasury and merchant services, through multiple channels, including our extensive network of 155 full-service branches, as of December 31, 2019, and our online, mobile and telephone banking platforms. As of December 31, 2019, our deposit portfolio was comprised of 27% noninterest-bearing deposits and 73% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

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

Wealth Management

Through South State Bank and South State Advisory, Inc., we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management for affluent clients as well as clients with more modest resources. We offer a wide range of investment alternatives, including certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products.

Territory Served and Competition

We serve customers and conduct our business from 155 financial centers in 29 South Carolina counties, nine North Carolina counties, 17 Georgia counties and four Virginia counties. We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to compete effectively in the markets in which we conduct business. In the financial services industry, market demands, technological and regulatory changes and economic pressures have increased competition among banks, as well as other financial institutions. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

We experience strong competition from both bank and non-bank competitors. We compete with national banks, super-regional banks, smaller community banks, non-traditional internet-based banks, credit unions, insurance companies and government sponsored entities. We also compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms. Many of these non-bank competitors are not subject to the same degree of regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

We encounter strong competition in making loans and attracting deposits. We compete with other financial institutions to offer customers competitive interest rates on deposit accounts, competitive interest rates charged on loans and other credit products and reasonable service charges. In addition, we also compete based on the quality and scope of the services we provide and the convenience of our banking facilities, compared to our competitors. The larger national and super-regional banks may have significantly greater lending limits and may offer additional products. However, by emphasizing customer service and by providing a wide variety of services, we believe that our Bank has generally been able to compete successfully with our competitors, regardless of their size.

Employees

As of December 31, 2019, we had 2,547 full-time equivalent employees compared to 2,602 as of the same date in 2018. We consider our relationship with our employees instrumental to the success of our business. We provide many of our employees with a comprehensive employee benefit program that includes: group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a cash incentive plan, a stock purchase plan, stock incentive plan for officers and key employees, deferred compensation plans for officers and key employees and a 401(k) plan with employer match.

Regulation and Supervision

As a financial institution, we operate in a highly regulated environment. The regulatory framework under which we operate is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s (the “FDIC’s”) Deposit Insurance Fund and not for the protection of our shareholders and creditors. The following is a general summary of the material aspects of certain statutes and regulations applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and results of operations.

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

We are a bank holding company registered with the Board of Governors of the Federal Reserve System and are subject to the supervision of, and to regular inspection by, the Federal Reserve Board. In addition, as a South Carolina bank holding company organized under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “SCBFI”). Our Bank is organized as a South Carolina-chartered commercial bank. It is subject to regulation, supervision, and examination by the SCBFI and the FDIC. The following discussion summarizes certain aspects of banking and other laws and regulations that affect South State and our Bank.

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

The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act of 1999, amended a number of federal banking laws affecting the Company and our Bank. In particular, the Gramm-Leach-Bliley Act permits a bank holding company to elect to become a “financial holding company,” provided certain conditions are met. A financial holding company, and the companies it controls, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted by bank holding companies and their subsidiaries. We have not sought financial holding company status, but we may elect that status in the future. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

Interstate Banking

Federal legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which was signed into law in July 2010 and is discussed more fully below, removed previous state law restrictions on de novo interstate branching in various states in which we operate. This change effectively permits out-of-state banks to open de novo branches in states where the laws of such state would permit a bank chartered by that state to open a de novo branch.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July 2010 and impacts financial institutions in numerous ways, including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
●	Granting additional authority to the Federal Reserve Board to regulate certain types of nonbank financial companies,
●	Granting new authority to the FDIC as liquidator and receiver,
●	Changing the manner in which deposit insurance assessments are made,
●	Requiring regulators to modify capital standards,
●	Establishing the CFPB,
●	Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
●	Imposing more stringent requirements on mortgage lenders, and
●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While many have been issued, some remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $3 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime.

Specifically, we are required to maintain the following minimum capital levels:

●	a common equity Tier 1 (“CET1”), risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6%;
●	a total risk-based capital ratio of 8%; and
●	a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. Estimating our allowance for credit losses involves a high degree of management judgement and our process for determining an appropriate allowance may result in a range of estimates for expected credit losses. We are currently finalizing the support for our best estimate within the range of expected credit losses in order to record a one-time cumulative-effect adjustment to retained earnings resulting from recording our allowance for credit losses as of the beginning of the first quarter of 2020, the first reporting period in which the new standard is effective. For the current estimate of our allowance for credit losses and the magnitude of our one-time cumulative adjustment to retained earnings and overall impact of the new standard on our business, financial condition or results of operations, please refer to Note 1—Summary of Significant Accounting Policies – Recent Accounting and Regulatory Pronouncements under Item 8. Financial Statements and Supplementary Data.

Prompt Corrective Action

As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.
●	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.
●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2019, the Bank was deemed to be “well capitalized.”

Payment of Dividends

South State is a legal entity separate and distinct from the Bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve Board has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to act as a source of strength.

Funds for cash distributions to our shareholders are derived primarily from dividends received from our Bank. Our Bank is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of our Bank to pay dividends will indirectly restrict the ability of South State to pay dividends to our shareholders. The approval of the SCBFI is required for the Bank to pay dividends that exceeds 100% of net income in any calendar year. In addition, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally only pay dividends out of current earnings. We and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described above.

The ability of South State and the Bank to pay dividends may also be affected by the various minimum capital requirements and the capital and non-capital standards established under the FDICIA, as described above. The right of South State, its shareholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiary is further subject to the prior claims of creditors of our Bank.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” generally prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of certain private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition generally include those not required to register with the SEC because they have only qualified purchasers or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2019, we evaluated our securities portfolio and determined that we do not hold any covered funds.

Certain Transactions by the Company and its Affiliates

Various legal limitations restrict the Bank from lending or otherwise supplying funds to South State or its non-bank subsidiaries. South State and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

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

On December 27, 2019, the federal banking agencies issued an interagency statement explaining that such agencies will provide temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply while the Federal Reserve Board, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

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

As an FDIC-insured bank, our Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. Our Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund), and institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. We exceeded $10 billion in assets on January 3, 2017 through the merger with SBFC. Since our Bank has exceeded $10 billion in assets for four consecutive quarters, the FDIC uses a “scorecard” system to calculate our assessments that combines regulatory ratings and certain forward-looking financial measures intended to assess the risk an institution poses to the FDIC’s deposit insurance fund. This has resulted in an increase in the amount of premiums that we are required to pay for FDIC insurance. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% of the estimated total amount of insured deposits, and the FDIC adopted rules to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions deemed to be “large institutions,” generally defined to include banks with total consolidated assets of $10 billion or more for four consecutive quarters, to reach the designated reserve ratio. On September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. South State received notice from the FDIC that it would receive an assessment credit of approximately $2.4 million based upon the Bank being considered a small bank from July 1, 2016 through December 31, 2017 along with the assessment credits earned by SBFC and PSC before they merged with and into South State in 2017. Of this credit, $1.6 million was applied to the assessment for the second quarter of 2019 received in September 2019 and $760,000 was applied to the assessment for the third quarter of 2019 received in December 2019. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

In addition, FDIC insured institutions were required to pay a Financing Corporation (“FICO”) assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s, which expired between 2017 and 2019. The final FICO assessment was collected in March 2019.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including South State and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2019.

In June 2010, the Federal Reserve Board, the FDIC and the OCC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as South State, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Anti-Tying Restrictions

Under amendments to the Bank Holding Company Act and Federal Reserve Board regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that:

●	the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or its subsidiaries; or
●	the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

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

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”), which requires federal banking regulators to evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate- income neighborhoods. The CRA further requires these criteria to be considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank. Additionally, financial institutions must publicly disclose the terms of various CRA-related agreements. In its most recent CRA examination, the Bank received a “satisfactory” rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The Federal Reserve Board did not join the proposal.

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws and regulations applicable to credit transactions, such as:

●	the Dodd-Frank Act that created the CFPB within the Federal Reserve Board, which has broad rule-making authority over a wide range of consumer laws that apply to all insured depository institutions;
●	the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial new requirements for mortgage lending, as mandated by the Dodd-Frank Act;
●	the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in extending credit;
●	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
●	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies;
●	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans;
●	The Secure and Fair Enforcement for Mortgage Licensing Act of 2018 which mandates a nationwide licensing and registration system for residential mortgage loan originators. The act also prohibits individuals from engaging in the business of a residential mortgage loan originator with first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator; and
●	The Mortgages Acts and Practices – Advertising (Regulation N) prohibits any person from making any material misrepresentation in connection with an advertisement for any mortgage credit product.

The deposit operations of the Bank are also subject to federal laws, such as:

●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	the Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions.

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve Board pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $250 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. South State exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017. Starting in the second quarter of 2018 (subject to any applicable phase-in period), the fourth consecutive quarter in which our total consolidated assets exceeded $10 billion, we became subject to, among other requirements, the following:

●	Establish a Risk Committee. As a publicly traded bank holding company with $10 billion or more in consolidated assets, we must comply with certain provisions of the Federal Reserve Board’s enhanced prudential standards. For instance, we are required to establish, and have established, a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;
●	Durbin Amendment. Beginning on July 1, 2018, we became subject to the so-called Durbin Amendment to the Dodd-Frank Act relating to debit card interchange fees, called “swipe fees.” Under the Durbin Amendment and the Federal Reserve Board’s implementing regulations, bank issuers who are not exempt may receive from merchants an interchange fee that is reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is equal to no more than $0.21 plus five basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve Board. In addition, the Federal Reserve Board has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. See further discussion in Management Discussion & Analysis under the noninterest income subsection on page 59.
●	CFPB Examination. The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, such as the Bank. Depository institutions with less than $10 billion in assets are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but these banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. South State and the Bank are now subject to examination by the CFPB.

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

Enforcement Powers

The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Potential civil penalties have been substantially increased. Criminal penalties for some financial institution crimes have been increased to 20 years.

In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ have expansive power to issue cease-and-desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

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

Anti-Money Laundering

As a financial institution, the Bank must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act (the “Patriot Act”), as described below. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act

The Patriot Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The Patriot Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

●	requiring standards for verifying customer identification at account opening;
●	rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;
●	reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and
●	filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Fiscal and Monetary Policy

Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest we pay on our deposits and other borrowings, and the interest we receive on our loans and securities holdings, constitutes the major portion of our earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates, among other things, the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve Board, and the reserve requirements on deposits. We cannot predict the nature and timing of any changes in such policies and their impact on our business.

Commercial Real Estate Guidance

In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”). In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans (excluding loans secured by owner-occupied properties) represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio (excluding loans secured by owner occupied properties) has increased by 50% or more during the prior 36 months. As of December 31, 2019, aggregate non-owner occupied commercial real estate loans as a percentage of its total capital at the Bank was 226%. Over the past 36 months, the aggregate non-owner occupied commercial real estate loan portfolio has increased by more than 124% due mostly through our acquisitions in 2017.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Executive Officers of South State Corporation

Executive officers of South State Corporation are elected by the board of directors annually and serve at the pleasure of the board of directors. The executive officer, and persons chosen to become executive officers, and their ages, positions over the past five years, and terms of office as of February 17, 2020, are as follows:

3

Name (age)	Position and Five Year History	With the Company Since
Robert R. Hill, Jr. (53)	Chief Executive Officer, Director	1995
John C. Pollok (54)	Senior Executive Vice President, Director, Chief Financial Officer, and formerly Chief Operating Officer (2004—2018)	1996
Jonathan Kivett (46)	Chief Credit Officer, and formerly Commercial Chief Credit Officer (2016—2019)	2006
Greg Lapointe (56)	President of South State Bank	2012
Renee R. Brooks (50)	Chief Operating Officer, formerly Chief Risk Officer (2016—2017), formerly Chief Administrative Officer (2012—2017) and formerly Corporate Secretary (2009—2014)	1996
John S. Goettee (62)	President of the Bank’s South Carolina and Georgia divisions, and formerly President of the Bank’s Southern Group division (2010-2019)	2005
L. Andrew Westbrook (57)	Chief Risk Officer, and formerly Director of Risk Management (2014—2017)	2012

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with the directors or officers of South State acting solely in their capacities as such.

Item 1A. Risk Factors.

Our business operations and the value of our securities may be adversely affected by certain risk factors, many of which are outside of our control. We believe the risk factors listed could materially and adversely affect our business, financial condition or results of operations. We may also be adversely affected by additional risks and uncertainties that management is not aware of or focused on or that we currently believe are immaterial to our business operations. If any of such risks actually occur, you could lose part or all of your investment. This Report is qualified in its entirety by these risk factors. Further, to the extent that any of the information contained in this Report constitutes a forward-looking statement, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements. See the section captioned “Forward-Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

General Business Risks

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in South Carolina, Charlotte, and Wilmington, North Carolina, Northeast Georgia, Augusta, Georgia, Savannah, Georgia, and Richmond, Virginia. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics or pandemics; or a combination of these or other factors.

During 2019, the U.S. economy has continued to grow across a wide range of industries and regions in the United States. However, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, depressed oil prices and the U.S.-China trade disputes and related tariffs that may have a destabilizing effect on financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment may also result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Our estimated allowance for loan losses and fair value adjustments with respect to loans acquired in our acquisitions may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet our obligations. Volatility and deterioration in domestic markets may also increase our risk for credit losses. The composition of our loan portfolio, which is primarily secured by real estate, reduces loss exposure. At December 31, 2019, we had approximately 39,602 loans secured by real estate with an average loan balance of approximately $235,758. At December 31, 2019, we had approximately 86,303 total loans with an average loan balance of approximately $162,667. We evaluate the collectability of our loan portfolio and we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and defaults by borrowers lead to loan losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

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

The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board has issued a new credit impairment model, the Current Expected Credit Loss, or CECL standard, which will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective for the calendar year beginning January 1, 2020). Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgements over the life of the loan. This initial measurement will take place January 1, 2020 at the time of adoption and periodically thereafter. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our non-acquired and acquired non-credit impaired loan portfolios are secured by real estate. As of December 31, 2019, approximately 81.6% of such loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While economic conditions and real estate in our primary markets of South Carolina, North Carolina, Georgia and Virginia have continued to improve, there can be no assurance that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

If we fail to effectively manage credit risk and interest rate risk, our business and financial condition will suffer.

We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may adversely affect our business, financial condition, and results of operations.

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

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt, which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On January 26, 2020, President Trump signed a new trade deal between the United States, Canada and Mexico to replace the North American Free Trade Agreement. The full impact of this agreement on us, our customers and on the economic conditions in our primary banking markets is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies, has the potential to negatively impact ours and/or our customers’ costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2019, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate (owner and non-owner occupied) — 39.4%, commercial and industrial business — 12.2%, and construction and land development lending — 8.9%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends in some cases on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans may involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner

Commercial and industrial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Although commercial and industrial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Risk of loss on a construction and land development loans depends largely upon whether our initial estimate of the property’s value at completion of construction exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.

As of December 31, 2019, our commercial real estate loans were equal to 225.6% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Liquidity needs could adversely affect our results of operations and financial condition.

Our primary source of funds are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, which could be exacerbated by potential climate change, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.

In accordance with our strategic plan, we evaluate opportunities to acquire other banks and branch locations to expand South State. As a result, we may engage in mergers, acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity.

Our merger and acquisition activities could be material and could require us to issue a significant number of shares of our common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt. For example, in connection with our proposed merger of equals transaction with CenterState announced on January 27, 2020, we will issue additional shares of our common stock to CenterState shareholders, which will dilute our current shareholders’ ownership interest in South State.

Our merger and acquisition activities could involve a number of additional risks, including the risks of:

●	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse short-term effects on our results of operations;
●	the possibility that the expected benefits of a transaction may not materialize in the timeframe expected or at all, or may be costlier to achieve;
●	incurring the time and expense associated with identifying and evaluating potential merger or acquisition targets;
●	diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
●	our estimates and judgments used to evaluate credit, operations, management and market risks with respect to the acquired or merged company may not be accurate;
●	potential exposure to unknown or contingent liabilities of the acquired or merged company;
●	difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company into ours;
●	the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired or merged company in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
●	delay in completing a merger or acquisition due to litigation, closing conditions or the regulatory approval process;
●	the possibility that a proposed acquisition or merger may not be timely completed, if at all;
●	creating an adverse short-term effect on our results of operations; and
●	the possible loss of key employees and customers of South State or the acquired or merged company.

If we do not successfully manage these risks, our merger and acquisition activities could have a material adverse effect on our business, financial condition, and results of operations, including short-term and long-term liquidity, and our ability to successfully implement our strategic plan.

Future mergers and acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Our mergers and acquisitions, including our proposed merger with CenterState, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential mergers and acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to difficulties in combining the operations of acquired or merged businesses into our own operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger and acquisition activities, including our proposed merger with CenterState. Inherent uncertainties exist in integrating the operations of an acquired or merged business. In addition, the markets and industries in which we and our potential merger and acquisition targets operate are highly competitive. We may lose customers or the customers of acquired or merged entities as a result of an acquisition. We may also lose key personnel from the acquired or merged entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of an acquisition or merger could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire or merge with. In addition, if difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions and mergers might not occur. Failure to successfully integrate businesses that we acquire or merge with could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations. These factors could contribute to our not achieving the expected benefits from our mergers and acquisitions within desired time frames, if at all.

We face risks and uncertainties related to our proposed merger with CenterState.

Before the transactions contemplated in the merger agreement can be completed, various approvals must be obtained, including approval of the Federal Reserve and the Office of the Comptroller of the Currency. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

South State and CenterState have operated and, until the completion of the merger, will continue to operate independently. There can be no assurances that the businesses of South State and CenterState can be integrated successfully. It is possible that the integration process could result in the loss of key South State employees or key CenterState employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The success of the merger will depend on, among other things, the ability of South State and CenterState to combine their businesses in a manner that facilitates growth opportunities and realizes cost savings. However, if the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.

In addition, the merger agreement contains provisions that restrict each of South State’s and CenterState’s ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to its Board of Directors’ exercise of its fiduciary duties, engage in any negotiations concerning, or provide any confidential information relating to, any alternative acquisition proposals. These provisions, which include a $120.0 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of South State from considering or proposing that acquisition, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire South State than it might otherwise have proposed to pay.

Failure to complete our proposed merger with CenterState could negatively impact our business, financial results and stock price.

If our proposed merger with CenterState is not completed for any reason, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:

●	we may be required, under certain circumstances, to pay CenterState a termination fee of $120.0 million under the merger agreement;
●	we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;
●	the merger agreement places certain restrictions on the conduct of both South State’s and CenterState’s business before completion of the merger, which may adversely affect our ability to execute certain of our business strategies; and
●	matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us, as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. For example, we may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. The market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against us to perform our obligations under the merger agreement. If the merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

Uncertainty relating to the London Inter-bank Offered Rate, or LIBOR, calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain as this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

We depend on our net interest income to drive our profitability. Net interest income is the difference between the interest income we receive from interest earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). We are exposed to changes in general interest rate levels and other economic factors beyond our control, and an increase in our cost of funds could negatively impact our net interest income. Net interest income will decline in a particular period if:

●	in a declining interest rate environment, more interest-earning assets than interest-bearing liabilities re-price or mature, or
●	in a rising interest rate environment, more interest-bearing liabilities than interest-earning assets re-price or mature, or
●	for acquired loans, expected total cash flows decline as our loan balances decline.

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

We depend on our executive officers and other key employees to continue the implementation of our strategic plan, and we could be harmed by the unexpected loss of their services.

We are dependent on the ability and experience of our executive officers and other key employees who have substantial experience with our operations, the financial services industry, and the markets in which we offer products and services. Employee retention may be particularly challenging during the pendency of our proposed merger with CenterState, as employees of South State and CenterState may experience uncertainty about their future roles with the combined company. We believe that our continued growth and future success will depend in large part on our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management personnel and other skilled employees. If we are unable to retain personnel, including our executive officers and other key employees, who are critical to the successful integration of our proposed merger and our future operations, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment costs. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects. In addition, the loss of key personnel could diminish the anticipated benefits of the proposed merger with CenterState.

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

In the future, we may seek shareholder approval to adopt new equity compensation plans so that we may issue additional equity awards to management in order for the equity component of our compensation packages to remain competitive in the industry. Shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. These advisors influence certain shareholder votes regarding approval of a company’s request for approval of new equity compensation plans. The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macro-economic conditions that can change year to year. The variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to obtain approval to adopt new equity plans in the future. If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long-term cash compensation plans or significantly increased short-term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long-term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long-term incentive compensation, including stock options, restricted stock or restricted stock units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

●	our ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;

●	our ability to expand our market position;
●	the scope, relevance, and pricing of the products and services we offer to meet our customers’ needs and demands;
●	the rate at which we introduce new products and services relative to our competitors;
●	customer satisfaction with our level of service; and
●	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, financial condition and results of operations.

The value of securities in our investment portfolio may decline in the future.

As of December 31, 2019, we owned $2.0 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, included in this Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyberattacks during the past few years has further heightened our attention to this risk. As such, we are continuously reviewing and implementing additional security controls and generally expanding our Cybersecurity team to monitor and assist with the mitigation of this ever-increasing risk.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per account. The Bank’s regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. Banks with assets of $10 billion or more, such as the Bank, are subject to a deposit assessment based on a “scorecard” system that combines regulatory ratings and certain forward-looking financial measures intended to assess the risk an institution poses to the deposit insurance fund. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

Negative public opinion surrounding our Bank and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our Bank and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, mergers and acquisitions and cybersecurity incidents, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees, could impair the confidence of our investors, counterparties and business partners and can affect our ability to effect transactions and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. South State is subject to Federal Reserve Board regulation, and our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the CFPB and by the SCBFI. Also, as a member of the Federal Home Loan Bank (the “FHLB”), the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The Dodd-Frank Act and other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

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

In addition, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards known as the Durbin Amendment. Beginning on July 1, 2018, the Bank was limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange transactions reduced our revenues starting in the third quarter of 2018. This regulation, which we refer to herein as the Durbin amendment, became applicable to us on July 1, 2018.

In reaction of becoming subject to the heightened regulatory requirements, we have hired and continue to hire additional compliance personnel and implement structural initiatives to address these requirements. However, compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

In particular, the capital requirements applicable to us under the Basel III rules become fully phased-in on January 1, 2019. We are now required to satisfy additional, more stringent, capital adequacy standards than we had in the past. While we expect to meet the requirements of the Basel III rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

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

The federal Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

From time to time, we, our directors, our management and our employees are the subject of various claims and legal actions by customers, employees, shareholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition and results of operations.

From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

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

Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank’s ability to pay cash dividends to South State and by our need to maintain sufficient capital to support our operations. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of South State to pay dividends or otherwise engage in capital distributions.

Since South State is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SCBFI or the Commissioner of Banking, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI. The federal banking agencies have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. In addition, under Federal Reserve Board regulations, a dividend cannot be paid by the Bank if it would be less than well-capitalized after the dividend. The Federal Reserve Board may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

If our Bank is not permitted to pay cash dividends to South State, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

We may issue additional shares of stock or equity derivative securities that will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 80,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2019, we had 33,744,385 shares of common stock outstanding and had reserved for issuance 176,888 shares underlying options that are or may become exercisable at an average price of $67.14 per share. In addition, as of December 31, 2019, we had the ability to issue 961,355 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.

Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue authorized but unissued shares of stock for any corporate purpose. Such corporate purposes could include, among other things, issuances of equity-based incentives under or outside of our equity compensation plans, issuances of equity in business combination transactions, and issuances of equity to raise additional capital to support growth or to otherwise strengthen our balance sheet. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of outstanding shares and may dilute the economic and voting ownership interest of our existing shareholders.

In connection with our proposed merger with CenterState, which was announced on January 27, 2020, based on the number of shares of South State common stock and CenterState common stock outstanding as of December 31, 2019, and based on the number of shares of South State common stock expected to be issued in the merger, the former shareholders of CenterState, as a group, will receive shares in the merger constituting approximately 53% of the outstanding shares of South State common stock immediately after the merger. As a result, current shareholders of South State, as a group, will own approximately 47% of the combined company after the merger. The merger, which is expected to close in the third quarter of 2020, is subject to, among other things, required regulatory approvals and the affirmative vote of each company’s shareholders to approve the merger agreement, and in the case of South State, to approve an amendment to our articles of incorporation to increase the number of authorized shares of South State common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in a four-story facility, located at 520 Gervais Street, Columbia, South Carolina, 29201. The main offices of South State Bank and the Central region lead branch are also located in this approximately 57,000 square-foot building. Including this main location, our bank owns 129 properties and leases 58 properties, all of which are used as branch locations or for housing operational units in North and South Carolina, Georgia and Virginia. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 6—Premises and Equipment and Note 20—Lease Commitments to our audited consolidated financial statements.

Item 3. Legal Proceedings.

As of December 31, 2019 and the date of this Form 10-K, we believe that we are not a party to, nor is any of our property the subject of, any pending material proceeding other than those that may occur in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 20, 2020, we had issued and outstanding 33,602,062 shares of common stock which were held by approximately 20,000 shareholders of record. Our common stock trades on The NASDAQ Global Select MarketSM under the symbol “SSB.”

The table below describes historical information regarding our common stock for the last five fiscal years:

	2019	2018	2017	2016	2015
Stock Performance
Dividends per share	$1.67	$1.38	$1.32	$1.21	$0.98
Dividend payout ratio	30.94%	28.27%	44.11%	28.91%	23.84%
Dividend yield (based on the average of the high and low for the year)	2.27%	1.84%	1.53%	1.60%	1.39%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	16.18x	12.34x	29.74x	20.91x	17.51x
Price/book ratio (end of year)	1.23x	0.91x	1.39x	1.87x	1.64x
Common Stock Statistics
Stock price ranges:
High	$88.10	$93.25	$94.50	$91.85	$81.80
Low	58.87	56.55	78.60	59.19	58.84
Close	86.75	59.95	87.15	87.40	71.95
Volume traded on exchanges	39,218,800	38,801,800	30,991,600	22,823,100	23,422,500
As a percentage of average shares outstanding	113.19%	105.86%	103.83%	94.31%	96.83%
Earnings per share, basic	$5.40	$4.90	$2.95	$4.22	$4.15
Earnings per share, diluted	5.36	4.86	2.93	4.18	4.11
Book value per share	70.32	66.04	62.81	46.82	43.84

Quarterly Common Stock Price Ranges and Dividends

The table below describes the high and low trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years.

	Year Ended December 31,
	2019			2018
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$72.53	$58.87	$0.38	$92.45	$84.00	$0.33
2nd	76.69	65.26	0.40	93.25	83.45	0.34
3rd	80.95	71.40	0.43	90.10	79.85	0.35
4th	88.10	73.65	0.46	83.21	56.55	0.36

Dividends

We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board of Director, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.

South State is a legal entity separate and distinct from the Bank. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve Board has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to act as a source of strength.

We pay cash dividends to our shareholders from our assets, which are provided primarily by dividends paid to South State by our Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to South State in the form of cash dividends, loans or advances. Federal bank regulators have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current earnings. In addition, the approval of the SCBFI is required to pay dividends in excess of 100% of net income in any calendar year. During 2019, the Bank paid special dividends to South State totaling $157.0 million upon SCBFI approval. The Bank received SCBFI approval in June 2019 to pay an additional $60.0 million to South State above current year net income. We used these funds to repurchase shares of our common stock on the open market totaling $156.9 million during 2019.

Stock Performance Graph

The following stock performance graph compares South State’s cumulative total shareholder return on our common stock over the most recent five-year period with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. The stock performance graph assumes $100 was invested in our commons stock and the above indexes on December 31, 2014. The cumulative total return on each investment assumed the reinvestment of dividends.

Total Return Performance
South State Corporation
NASDAQ Composite Index
SNL Southeast Bank Index
Index Value
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
South State Corporation	$100.00	$108.71	$134.40	$136.08	$95.21	$140.90
NASDAQ Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
SNL Southeast Bank Index	$100.00	$98.44	$130.68	$161.65	$133.56	$188.08

Repurchases of Equity Securities

In January 2019, our Board of Directors approved a share repurchase program allowing us to repurchase up to 1,000,000 shares of our common stock (the “Repurchase Program”), which replaced and superseded our prior share repurchase program. In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock (the “New Repurchase Program”), which began once all shares were repurchased under the Repurchase Program. Shares of common stock may be purchased under the New Repurchase Program periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual means and timing of any purchases, target number of shares and prices or range of prices under the New Repurchase Program will be determined by us in our discretion and will depend on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements. As of December 31, 2019, we have repurchased 1,165,000 shares of the 2,000,000 shares authorized for repurchase under the New Repurchase Program at an average price per share of $74.72 (excluding commission expense). In the first quarter of 2020, we repurchased an additional 160,000 shares of our common stock at an average price of $77.63 per share

(excludes cost of commission) for a total of $12.4 million. We may repurchase up to an additional 675,000 shares of common stock under the Repurchase Program.

The following table reflects our share repurchase activity during the fourth quarter of 2019:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	165,609	*	$74.86	165,000	835,000
November 1 ‑ November 30	—	*	—	—	835,000
December 1 ‑ December 31	1,571	*	86.75	—	835,000
Total	167,180			165,000	835,000

*     For the months ended October 31, 2019 and December 31, 2019, total includes 609 shares and 1,571 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to South State in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the 2019 plan to repurchase 2,000,000 shares.

Item 6. Selected Financial Data.

The following table presents selected financial and quantitative data for the five years ended December 31 for South State Corporation:

(Dollars in thousands, except per share)	2019	2018	2017	2016	2015
Balance Sheet Data Period End
Assets	$15,921,092	$14,676,328	$14,466,589	$8,900,592	$8,557,348
Acquired credit impaired loans, net of acquired allowance for loan losses	356,782	485,119	618,803	602,546	733,870
Acquired non-credit impaired loans	1,760,427	2,594,826	3,507,907	836,699	1,049,538
Non-acquired loans	9,252,831	7,933,286	6,492,155	5,241,041	4,220,726
Loans, net of unearned income*	11,370,040	11,013,231	10,618,865	6,680,286	6,004,134
Investment securities	2,005,171	1,542,671	1,673,769	1,014,981	1,027,748
FDIC receivable for loss share agreements	—	—	—	—	4,401
Goodwill and other intangible assets	1,052,716	1,065,800	1,073,375	378,188	385,765
Deposits	12,177,096	11,646,933	11,532,766	7,334,423	7,100,428
Nondeposit borrowings	1,114,677	536,733	503,242	369,131	343,389
Shareholders’ equity	2,373,013	2,366,296	2,308,920	1,134,588	1,059,384
Number of common shares outstanding	33,744,385	35,829,549	36,759,656	24,230,392	24,162,657
Book value per common share	70.32	66.04	62.81	46.82	43.84
Tangible common equity per common share***	39.13	36.30	33.61	31.22	27.88
Annualized Performance Ratios
Return on average assets	1.21%	1.23%	0.77%	1.16%	1.21%
Return on average equity	7.89	7.63	5.26	9.17	9.67
Return on average tangible common equity***	15.11	14.93	9.63	14.72	15.97
Adjusted return on average tangible common equity***	15.82	16.76	15.49	15.94	16.72
Net interest margin (taxable equivalent)	3.77	4.09	4.15	4.22	4.58
Efficiency ratio ****	62.52	63.57	66.53	63.44	63.71
Adjusted efficiency ratio***	60.33	59.06	58.49	62.13	62.14
Dividend payout ratio	30.94	28.27	44.11	28.91	23.84
Asset Quality Ratios
Allowance for loan losses to period end loans**	0.62%	0.65%	0.67%	0.71%	0.81%
Allowance for loan losses to period end nonperforming loans**	249.50	340.88	292.95	250.66	181.84
Net charge-offs to average loans**	0.04	0.04	0.04	0.06	0.09
Excluding acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.29	0.24	0.27	0.36	0.65
Nonperforming assets to period end total assets	0.17	0.13	0.12	0.21	0.32
Including acquired assets:
Nonperforming assets to period end loans and repossessed assets	0.41	0.37	0.34	0.58	0.89
Nonperforming assets to period end total assets	0.29	0.28	0.25	0.43	0.63
Capital Ratios
Common equity to assets	14.90%	16.12%	15.96%	12.75%	12.38%
Tangible common equity to tangible assets***	8.88	9.56	9.23	8.88	8.24
Tier 1 leverage ratio	9.73	10.65	10.36	9.88	9.31
Common equity Tier 1 to risk-weighted assets	11.30	12.05	11.59	11.66	11.84
Tier 1 risk-based capital	12.25	13.05	12.60	12.43	12.71
Total risk-based capital	12.78	13.56	13.04	13.04	13.34
Other Data
Number of financial centers	155	168	182	116	127
Number of employees (full-time equivalent basis)	2,547	2,602	2,719	2,055	2,058

*	Excludes loans held for sale.
**	Excludes acquired assets.
***	This is a non-GAAP financial measure. A reconciliation of non-GAAP measures to GAAP is presented on page 44.
****

Note that the efficiency ratios for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 have been adjusted and restated to reflect the reclassification of interchange network costs from noninterest expense to offset noninterest income. The amounts reclassified for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 were $11.9 million, $12.1 million, $9.1 million, $9.1 million, and $5.9 million, respectively. See Note 1-Summary of Significant Accounting Policies – Revenue from Contracts with Customers (Topic 606) and Method of Adoption and Noninterest Income on page 59 for further discussion.

Non-GAAP Financial Measures

Adjusted earnings available to common shareholders, basic adjusted earnings per share, diluted adjusted earnings per share and adjusted return on average assets are non-GAAP measures and exclude the after-tax effects of gains or losses on sales of securities, other-than-temporary impairment (“OTTI”), merger and conversion related expense, the effects from the early termination of loss share agreements, the net deferred tax asset revaluation and pension plan termination expense. The tangible measures above are non-GAAP measures and exclude the effect of period end or average balance of intangible assets. The tangible return on equity measures also adds back the after-tax amortization of intangibles to GAAP basis net income.

Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and capital and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider South State’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of South State. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of South State’s results or financial condition as reported under GAAP.

The table below provides a reconciliation of non-GAAP measures to GAAP for the five years ended December 31:

(Dollars in thousands, except per share)	2019	2018	2017	2016	2015
Adjusted earnings
Net income available to common shareholders (GAAP)	$186,483	$178,871	$87,554	$101,282	$99,473
Securities (gains) losses, net of tax	(2,173)	520	(946)	(81)	—
Other‑than‑temporary impairment (OTTI), net of tax	—	—	501	—	323
Early termination of FDIC Loss Share Agreements, net of tax	—	—	—	2,938	—
Provision for income taxes - deferred tax asset revaluation	—	(990)	26,558	—	—
Merger and conversion related expense, net of tax	3,701	23,692	31,469	5,960	4,595
Pension plan termination expense, net of tax	7,641	—	—	—	—
FHLB prepayment fee, net of tax	107	—	—	—	—
Net adjusted earnings available to common shareholders (non‑GAAP)	$195,759	$202,093	$145,136	$110,099	$104,391
Adjusted earnings per common share, basic
Earnings per common share, basic (GAAP)	$5.40	$4.90	$2.95	$4.22	$4.15
Effect to adjust for securities (gains) losses, net of tax	(0.06)	0.01	(0.03)	(0.00)	—
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	—	0.02	—	0.01
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	—	—	0.12	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	—	(0.03)	0.89	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.10	0.65	1.06	0.24	0.20
Effect to adjust for pension plan termination expense, net of tax	0.22	—	—	—	—
Effect to adjust for FHLB prepayment fee, net of tax	0.00	—	—	—	—
Adjusted earnings per common share, basic (non‑GAAP)	$5.66	$5.53	$4.89	$4.58	$4.36
Adjusted earnings per common share, diluted
Earnings per common share, diluted (GAAP)	$5.36	$4.86	$2.93	$4.18	$4.11
Effect to adjust for securities (gains) losses, net of tax	(0.06)	0.02	(0.03)	(0.00)	—
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	—	0.01	—	0.01
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	—	—	0.12	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	—	(0.03)	0.89	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.11	0.65	1.05	0.25	0.19
Effect to adjust for pension plan termination expense, net of tax	0.22	—	—	—	—
Effect to adjust for FHLB prepayment fee, net of tax	0.00	—	—	—	—
Adjusted earnings per common share, diluted (non‑GAAP)	$5.63	$5.50	$4.85	$4.55	$4.31
Adjusted return on average assets
Return on Average Assets (GAAP)	1.21%	1.23%	0.77%	1.16%	1.21%
Effect to adjust for securities (gains) losses, net of tax	(0.01)	0.00	(0.01)	(0.00)	—
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	—	0.01	—	0.01
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	—	—	0.03	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	—	(0.01)	0.23	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.02	0.17	0.28	0.07	0.05
Effect to adjust for pension plan termination expense, net of tax	0.05	—	—	—	—
Effect to adjust for FHLB prepayment fee, net of tax	0.00	—	—	—	—
Adjusted return on average assets (non-GAAP)	1.27%	1.39%	1.28%	1.26%	1.27%
Adjusted efficiency ratio
Efficiency ratio (GAAP)	62.52%	63.57%	66.53%	63.44%	63.71%
Effect to adjust for Early termination of FDIC Loss Share Agreements	—	—	—	(0.62)	—
Effect to adjust for merger and conversion related expense	(0.70)	(4.51)	(8.04)	(0.69)	(1.57)
Effect to adjust for pension plan termination expense	(1.47)	—	—	—	—
Effect to adjust for FHLB prepayment fee	(0.02)	—	—	—	—
Adjusted efficiency ratio (non-GAAP)	60.33%	59.06%	58.49%	62.13%	62.14%
Tangible common equity per common share
Book value per common share (GAAP)	$70.32	$66.04	$62.81	$46.82	$43.84
Effect to adjust for intangible assets	(31.19)	(29.74)	(29.20)	(15.60)	(15.96)
Tangible common equity per common share (non‑GAAP)	$39.13	$36.30	$33.61	$31.22	$27.88
Return on average tangible equity
Return on average common equity (GAAP)	7.89%	7.63%	5.26%	9.17%	9.67%
Effect to adjust for intangible assets	7.22	7.30	4.37	5.55	6.30
Tangible common equity per common share (non-GAAP)	15.11%	14.93%	9.63%	14.72%	15.97%
Adjusted return on average tangible common equity
Return on average common equity (GAAP)	7.89%	7.63%	5.26%	9.17%	9.67%
Effect to adjust for securities (gains) losses, net of tax	(0.09)	0.02	(0.06)	(0.01)	—
Effect to adjust for other-than-temporary impairment (OTTI), net of tax	—	—	0.03	—	0.03
Effect to adjust for Early termination of FDIC Loss Share Agreements, net of tax	—	—	—	0.27	—
Effect to adjust for Provision for income taxes - deferred tax asset revaluation	—	(0.06)	2.13	—	—
Effect to adjust for merger and conversion related expense, net of tax	0.16	1.01	1.89	0.54	0.45
Effect to adjust for pension plan termination expense, net of tax	0.32	—	—	—	—
Effect to adjust for intangible assets	7.54	8.16	6.24	5.97	6.57
Adjusted return on average tangible common equity (non‑GAAP)	15.82%	16.76%	15.49%	15.94%	16.72%
Tangible common equity to tangible assets
Common equity to assets (GAAP)	14.90%	16.12%	15.96%	12.75%	12.38%
Effect to adjust for intangible assets	(6.02)	(6.56)	(6.73)	(3.87)	(4.14)
Tangible common equity to tangible assets (non‑GAAP)	8.88%	9.56%	9.23%	8.88%	8.24%

The following table presents selected financial data for the five years ended December 31:

(Dollars in thousands, except per share)	2019	2018	2017	2016	2015
Summary of Operations
Interest income	$590,827	$567,208	$426,000	$333,163	$338,101
Interest expense	86,552	53,992	17,014	8,317	10,328
Net interest income	504,275	513,216	408,986	324,846	327,773
Provision for loan losses	12,777	13,783	11,890	6,819	5,864
Net interest income after provision for loan losses	491,498	499,433	397,096	318,027	321,909
Noninterest income	143,565	145,749	140,029	121,204	109,638
Noninterest expense	404,638	420,927	368,320	285,189	281,172
Income before provision for income taxes	230,425	224,255	168,805	154,042	150,375
Provision for income taxes	43,942	45,384	81,251	52,760	50,902
Net income available to common shareholders	$186,483	$178,871	$87,554	$101,282	$99,473
Per Common Share Information
Net income available to common shareholders, basic	$5.40	$4.90	$2.95	$4.22	$4.15
Net income available to common shareholders, diluted	5.36	4.86	2.93	4.18	4.11
Cash dividends	1.67	1.38	1.32	1.21	0.98

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements included in this Report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, South State and the proposed merger with CenterState. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Increased expenses, loss of revenues, and increased regulatory scrutiny associated with our total assets having exceeded $10.0 billion;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Risks related to our proposed merger with CenterState, including:
o	the possibility that the merger does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
o	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
o	potential difficulty in maintaining relationships with clients, employees or business partners as a result of our proposed merger with CenterState;
o	the amount of the costs, fees, expenses and charges related to the merger;
o	problems arising from the integration of the two companies, including the risk that the integration will be materially delayed or will be more costly or difficult than expected;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our proposed merger with CenterState;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company, including our proposed merger with CenterState which is an all-stock transaction;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology (“FinTech”) companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;

●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and including the impact of the Tax Cuts and Jobs Act, the Consumer Financial Protection Bureau rules and regulations, and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Terrorist activities risk that results in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others, including litigation related to our proposed merger with CenterState;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC), including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, and of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

For any forward-looking statements made in this Report or in any documents incorporated by reference into this Report, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. All forward-looking statements speak only as of the date they are made and are based on information available at that time. We do not undertake any obligation to update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements. All subsequent written and oral forward-looking statements by us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by our forward-looking statements may also be included in other reports that we file with the SEC. We caution that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward-looking statements.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes South State Corporation and its subsidiary’s results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, and the year ended December 31, 2018 as compared to the year ended December 31, 2017, and also analyzes our financial condition as of December 31, 2019 as compared to

December 31, 2018. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

We achieved net income of $186.5 million, or $5.36 diluted earnings per share (“EPS”), during 2019 compared to net income of $178.9 million, or $4.86 diluted EPS, in 2018. Net income available to the common shareholders was up $7.6 million, or 4.3% in 2019, due primarily to the following:

●	Increased interest income of $23.6 million, which resulted from a $13.3 million increase in interest income from loans, a $4.4 million increase in interest income from investment securities and a $5.9 million increase in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. Interest income on non-acquired loans increased $73.7 million due to both a $1.4 billion increase in the average balance of such loans and a 19 basis point increase in yield on such loans. These increases were partially offset by a $60.9 million decline in interest income on our acquired loan portfolio due to a $1.0 billion decline in the average balance of such loans. The increase in interest income from investment securities was due to both increases in average balances and increases in yields. The increase in interest income from federal funds sold, securities purchased under agreements to resell and interest-bearing deposits was due to an increase in average balance;

●	Increased interest expense of $32.6 million, which resulted from a $640.3 million increase in the average balance of total interest-bearing liabilities and a 30 basis point increase in the cost of total interest-bearing liabilities. The increase in average balances was primarily due to a $496.8 million increase in other borrowings. The increase in the cost of interest-bearing liabilities was mainly due to the effect of the rising/higher interest rate environment throughout 2018 and the first half of 2019, along with growth in higher cost other borrowings in 2019;

●	Lower provision for loan losses of $1.0 million, which primarily resulted from a $1.5 million decrease in the provision within our non-acquired loan portfolio due to lower loan growth in 2019 and our continued low amount of net charge-offs (excluding overdrafts and ready reserves), reflecting continued strength in the asset quality of our portfolio. This decline was partially offset by an increase in the provision for acquired non-credit impaired loans of $402,000 in 2019, compared to 2018, due to an increase in loan charge-offs in that portfolio;

●	Decreased noninterest income of $2.2 million, which primarily resulted from a $6.2 million decrease in fees on deposit accounts, a $2.3 million decrease in recoveries on acquired loans and a $1.0 million decrease in trust and investment services income. These decreases were partially offset by a $4.0 million increase in mortgage banking income and a $3.4 million increase in securities gains (losses). (See Noninterest Income section on page 59 for further discussion);

●	Decreased noninterest expense of $16.3 million, which primarily resulted from a $25.3 million decrease in merger and branch consolidation related expense, a $3.9 million decrease in FDIC assessment and other regulatory charges, a $1.7 million decrease in occupancy expense and a $1.1 million decrease in amortization of intangibles. These decreases were partially offset by the addition of $9.5 million of pension plan termination expense in 2019, a $1.4 million increase in advertising and marketing expense, a $1.6 million increase in salaries and employee benefits and a $1.4 million increase in other noninterest expense. (See Noninterest Expense section on page 62 for further discussion); and

●	Lower income tax provision of $1.4 million due to a decline in our effective tax rate primarily as a result of additional federal and state tax credits available during 2019 compared to 2018.

Our asset quality related to non-acquired loans remained strong in 2019. At December 31, 2019, net charge offs as a percentage of average non-acquired loans for 2019 remained flat at 0.04% compared to 2018. Non-acquired nonperforming assets (“NPAs”) increased to $26.5 million at December 31, 2019 from $19.1 million at December 31, 2018, due to an increase of $7.8 million in non-acquired nonperforming loans. NPAs as a percentage of non-acquired loans and repossessed assets increased five basis points to 0.29% at December 31, 2019 as compared to 0.24% at December 31, 2018. Our asset quality related to the acquired loan portfolio remained stable in 2019 as net charge offs increased while NPAs declined. At December 31, 2019, net charge offs as a percentage of average acquired non-credit impaired loans increased five basis points to 0.11% in 2019 from 0.06% in 2018. Acquired NPAs decreased slightly to $19.7 million at December 31, 2019 from $21.4 million at December 31, 2018, due to a decrease of $2.5 million in nonperforming acquired non-credit impaired loans. This decrease was partially offset by an increase in acquired other real estate owned (“OREO”) of $824,000.

The ALLL declined slightly to 0.62% of total non-acquired loans at December 31, 2019 compared to 0.65% at December 31, 2018. The allowance provides 2.50 times coverage of non-acquired nonperforming loans at December 31, 2019, a decrease from 3.41 times coverage at December 31, 2018. Net charge-offs as a percentage of average non-acquired loans remained flat at 0.04% in 2019 compared to 2018 as net charge-offs from the loan portfolio (excluding overdrafts and ready reserves) were in a net recovery position of $188,000 in 2019. The continuing low amount of net charge-offs on the non-acquired loan portfolio has driven the ALLL as a percentage of total non-acquired loans down.

Our efficiency ratio improved to 62.5% at December 31, 2019 from 63.6% at December 31, 2018. The improvement in our efficiency ratio was due to the effect of the 3.9% decrease in noninterest expense being greater than the effect of the 1.7% decrease in the total of net interest income and noninterest income. The main reason for the decline in noninterest expense was the $25.3 million decrease in merger and branch consolidation expense in 2019. Excluding merger and branch consolidation expenses, pension plan termination expense and net gains on sale of securities, our adjusted efficiency ratio (non-GAAP) was 60.3% at December 31, 2019 and 59.1% at December, 31, 2018.

We continue to remain well-capitalized with a total risk-based capital ratio of 12.8% and a Tier 1 leverage ratio of 9.7%, as of December 31, 2019, compared to 13.6% and 10.7%, respectively, at December 31, 2018. The total risk-based capital ratio decreased in 2019 as total capital (excluding the change in accumulated other comprehensive income, or AOCI) declined by $19.2 million or 0.8% while total risk-weighted assets increased $655.3 million or 5.9%. The decline in capital was mainly due to the repurchase of 2,165,000 shares of our common stock in 2019 for a total of $156.9 million and the payment of dividends to our common shareholders of $57.7 million. This was partially offset by net income of $186.5 million. The Tier 1 leverage ratio also decreased from the prior year as total capital (excluding the change in AOCI) declined by $19.2, million or 0.8%, while total average eligible assets increased $1.2 billion, or 8.9%. This decrease was also due to a decline in capital from our stock repurchases and our payment of the dividends. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

At December 31, 2019, we had $15.9 billion in assets and 2,547 full-time equivalent employees. Through our Bank we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

Recent Events

CenterState Bank Corporation Proposed Merger

On January 25, 2020, South State and CenterState Bank Corporation, a Florida corporation (“CenterState”) entered into an Agreement and Plan of Merger (the “merger agreement”), pursuant to which South State and CenterState have agreed to combine their respective companies in an all-stock merger of equals. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, CenterState will merge with and into South State, with South State continuing as the surviving entity, in a transaction we refer to as the “merger.”  The merger agreement was unanimously approved by the boards of directors of South State and CenterState, and is subject to shareholder and regulatory approval and other customary closing conditions.

Under the terms of the merger agreement, shareholders of CenterState will receive 0.3001 shares of South State common stock for each share of CenterState common stock they own. After the merger, it is anticipated that CenterState shareholders will own approximately 53% and South State shareholders will own approximately 47% of the combined company.  The aggregate consideration, including “in the money” outstanding stock options, is valued at approximately $2.9 billion, based on approximately 125,174,000 shares of CenterState common stock outstanding as of December 31, 2019 and on South State’s February 20, 2020 closing stock price of $78.16.  The transaction is expected to close during the third quarter of 2020.  At December 31, 2019, CenterState reported $17.1 billion in total assets, $12.0 billion in loans and $13.1 billion in deposits.

Branch consolidation and other cost initiatives - 2019

In mid-January 2019, we scheduled the closure of 13 branch locations to occur in 2019.  We closed twelve of the branches during the second quarter of 2019, and we closed the remaining branch in October 2019.  We also began other cost-reduction initiatives during the first quarter of 2019 including the implementation of new technology and the renegotiation of contracts.  We estimate the annual savings from these branch closures and cost-reduction initiatives to be $13.0 million, and the net impact of these efforts in 2019 was approximately $10.0 million.

Capital Management

During 2019, we remained active in repurchasing shares of our common stock, repurchasing 2,165,000 shares at an average price of $72.49 per share (excluding commission expense), for a total of $156.9 million. In June 2019, our Board of Directors authorized the repurchase of an additional 2,000,000 shares of our common stock under the New Repurchase Program. There were 835,000 shares available for repurchase under the New Repurchase Program as of December 31, 2019. In the first quarter of 2020, we repurchased an additional 160,000 shares of our common stock at an average price of $77.63 per share (excluding cost of commission) for a total of $12.4 million. We may repurchase up to an additional 675,000 shares of common stock under the Repurchase Program.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1 of our audited consolidated financial statements.

The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Business Combinations

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as lines of credit (consumer and commercial) and loans for which there was no discount attributable to credit are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

For further discussion of our loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses to the audited condensed consolidated financial statements.

Allowance for Non-Acquired Loan Losses

The allowance for loan losses reflects management’s estimated losses that will result from the inability of our borrowers to make required loan payments. We establish the allowance for loan losses through a provision for loan losses charged to earnings. We charge loan losses against the allowance when management believes that the collectability of the principal amount of a loan is unlikely. We credit subsequent recoveries, if any, to the allowance.

The allowance consists of general and specific reserves. The general reserve relates to loans that are not identified as impaired. We determine the general reserve by applying loss percentages to the portfolio based on historical loss experience and management’s evaluation and “risk grading” of the loan portfolio, which has a high degree of management subjectivity. Additionally, we include in this evaluation the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations. The specific reserve relates to impaired loans. We determine the specific reserve on a loan-by-loan basis based on management’s evaluation of our exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates nonaccrual loans and TDRs to determine whether or not they are impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. We require updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusion.

Allowance for Acquired Loan Losses

With the Savannah Bancorp (“SBC”), First Financial Holdings, Inc. (“FFHI”), Southeastern Bank Financial Corporation (“SBFC”) and the Park Sterling Corporation (“PSC”) acquisitions, we segregated the acquired loan portfolio into two categories (i) loans for which there was a discount related, in part, to credit (“acquired credit impaired loans” accounted for under FASB ACS Topic 310-30), and (ii) loans for which there was not a material discount attributable to credit (“acquired non-credit impaired loans” accounted for under FASB ASC Topic 310-20). For additional information about these classifications, see “Business Combinations” above.

We aggregate acquired credit impaired loans in loan pools with common risk characteristics in accordance with the provisions of ASC Topic 310-30. We estimate the cash flows expected to be collected on these based on the expected remaining life of the loans, which includes the effects of estimated prepayments. Cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. We will perform re-estimations of cash flows on these loan pools on a quarterly basis. Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for loan losses during the period. Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan. Probable and significant increases in cash flows (in a loan pool where an allowance for acquired loan losses was previously recorded) reduces the remaining allowance for acquired loan losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with FASB ASC Topic 310-30.

We account for acquired non-credit impaired loans on an individual basis. The allowance for loan losses on acquired non-credit impaired loans is measured and recorded consistent with our non-acquired loans.

Other Real Estate Owned (“OREO”)

We report OREO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, at the lower of cost or fair value, determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

We record subsequent declines in the fair value of OREO below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of OREO. Management reviews the value of OREO periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

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

We evaluated the carrying value of goodwill as of April 30, 2019, our annual test date, and determined that no impairment charge was necessary. Our stock price has historically traded above its book value and tangible book value. At December 31, 2019, our stock price was $86.75 which was above book value of $70.32 and tangible book value of $39.13. Based on the updated analysis of goodwill as of April 30, 2019 and the fact that our stock price has traded above book value during the third and fourth quarter of 2019, we believe there is no impairment of goodwill as of December 31, 2019. Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, allowance for loan losses, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2019 or 2018.

On December 22, 2017, the Tax Reform Act was signed into law and includes numerous provisions that impact us most notably a reduction in the corporate tax rate from the prior maximum rate of 35% to a flat rate of 21%. As a result, we revalued our deferred tax assets and liabilities during 2017 which resulted in South State recording a non-cash, increase to income tax expense of $26.6 million. While we took significant efforts to estimate the impact of this revaluation in 2017, additional refinement was required during 2018 to finalize the revaluation. We recorded a tax benefit of $991,000 as a result of additional revaluation refinement measurement period adjustments related to the acquisition of PSC, recognition of income from acquired loans, and adjustments resulting from our 2017 income tax returns filed in 2018.

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

Consolidated net income available to common shareholders increased by $7.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase reflects an increase in interest income, a decrease in provision for loan losses, a decrease in noninterest expense, and a decrease in income tax expense. Partially offsetting these positive effects on net income was an increase in interest expense and a decrease in noninterest income. Below are key highlights of our results of operations during 2019:

●	Consolidated net income available to common shareholders increased 4.3% to $186.5 million in 2019 compared to $178.9 million in 2018, and increased $91.3 million or 104.3%, from $87.6 million in 2017.
●	Basic earnings per common share increased 10.2% to $5.40 in 2019, from $4.90 in 2018 and increased 83.1% from $2.95 in 2017.
●	Diluted earnings per common share increased 10.3% to $5.36 in 2019, from $4.86 in 2018, and increased 82.9% from $2.93 in 2017.
●	Book value per common share was $70.32 at the end of 2019, an increase from $66.04 at the end of 2018 and from $62.81 at the end of 2017. The increase in 2019 was the result of the increase in shareholders’ equity from net income and the increase in accumulated other comprehensive income along with the decline in common shares outstanding due to our repurchase of 2,165,000 shares during 2019, partially offset by the reduction in equity from our share repurchases and dividends paid on our common stock. The increase in 2018 was the result of the increase in shareholders’ equity from net income along with the decline in common shares outstanding due to our repurchase of 1,000,000 shares during 2018, partially offset by the reduction in equity from our share repurchases and dividends paid on our common stock.
●	Return on average assets was 1.21% in 2019, a decrease from 1.23% in 2018 and an increase from 0.77% in 2017. The decrease in 2019 compared to 2018, was driven by the increase in total average assets of 6.1%, or $887.4 million, to $15.4 billion in 2019, while net income rose only 4.3%, or $7.6 million, to $186.5 million in 2019. The increase in 2018 compared to 2017, was driven by the increase in net income which rose 104.3%, or $91.3 million, to $178.9 million in 2018, while total average assets increased 28.1%, or $3.2 billion, to $14.5 billion in 2018.
●	Return on average common shareholders’ equity increased to 7.89% in 2019, compared to 7.63% in 2018, and 5.26% in 2017. The increase in 2019 compared to 2018, was driven by an increase in net income of 4.3%, or $7.6 million, in 2019, compared to a smaller percentage increase in average common shareholders’ equity of 0.9% or $20.0 million, in 2019. The increase in 2018 compared to 2017, was driven by an increase in net income of 104.3%, or $91.3 million, in 2018, compared to a smaller percentage increase in average common shareholders’ equity of 40.7%, or $678.0 million, in 2018.
●	Our dividend payout ratio was 30.94% for 2019 compared with 28.27% in 2018 and 44.11% in 2017. The increase in the dividend payout ratio in 2019 compared to 2018, was due to the percentage increase in dividends paid of 14.1%, or $7.1 million, being higher than the percentage increase in net income available to common shareholders which increased 4.3%. The decrease in the dividend payout ratio in 2018 compared to 2017, was due to the increase in net income available to common shareholders which increased $91.3 million, or 104.3%, compared to a lower percentage increase in dividends paid of 4.3%.
●	Our common equity to assets ratio decreased to 14.90% in 2019, compared with 16.12% in 2018 and 15.96% in 2017. The decrease in 2019, compared to 2018, was the result of the percentage increase in total assets of 8.5% being greater than the percentage increase in shareholders’ equity of 0.3%. The increase in 2018, compared to 2017, was the result of the percentage increase in shareholders’ equity of 2.5% being greater than the percentage increase in total assets of 1.4%.

In the table below, we have reported our results of operations by quarter for the years ended December 31, 2019 and 2018.

Table 1—Quarterly Results of Operations (unaudited)

	2019 Quarters				2018 Quarters
(Dollars in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$147,454	$150,001	$149,982	$143,390	$143,868	$143,560	$141,732	$138,048
Interest expense	20,998	22,628	22,803	20,123	17,476	15,271	12,170	9,075
Net interest income	126,456	127,373	127,179	123,267	126,392	128,289	129,562	128,973
Provision for loan losses	3,557	4,028	3,704	1,488	3,734	3,117	4,478	2,454
Noninterest income	36,307	37,582	37,618	32,058	35,642	32,027	37,525	40,555
Noninterest expense	100,628	96,364	109,407	98,239	96,664	100,294	110,506	113,463
Income before income taxes	58,578	64,563	51,686	55,598	61,636	56,905	52,103	53,611
Income taxes	9,487	12,998	10,226	11,231	12,632	9,823	11,644	11,285
Net income available to common shareholders	$49,091	$51,565	$41,460	$44,367	$49,004	$47,082	$40,459	$42,326
Earnings Per Share
Net income, basic	$1.46	$1.51	$1.18	$1.25	$1.36	$1.28	$1.10	$1.15
Net income, diluted	1.45	1.50	1.17	1.25	1.35	1.28	1.09	1.15
Cash dividends	0.46	0.43	0.40	0.38	0.36	0.35	0.34	0.33

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

The Federal Reserve’s Federal Open Market Committee’s target for federal funds increased 125 basis points in 2017 and 100 basis points in 2018 to a range of 2.25% to 2.50% for the year ended December 31, 2018. During 2019, the federal funds target rate remained at the 2.25% to 2.50% range until July 2019 when the Federal Reserve began to drop the federal funds target rate. In the last half of 2019, the Federal Reserve dropped the federal funds target rate 75 basis points to the range of 1.50% to 1.75% at December 31, 2019. These changes in interest rates affected both our net interest income and net interest margin. The yield on our non-acquired loan portfolio increased 19 basis point in 2019 from 2018 and increased 23 basis points in 2018 from 2017, contributing to higher interest income which had a positive effect on our net interest income and net interest margin for 2019 as compared to 2018, and 2018 as compared to 2017.

We have also had to increase the rates paid on most of our deposit products in 2019 and 2018 as interest rates have increased, in order to retain deposit balances. As a result, the cost of interest-bearing deposits increased 23 basis points in 2019 and 35 basis points in 2018. The increase in the rate/cost of interest-bearing liabilities due to higher interest rates has contributed to higher interest expense, which had a negative effect on our net interest income and net interest margin for 2019 as compared to 2018 and 2018 as compared to 2017.

With the Federal Reserve dropping the federal funds target rate 75 basis points during the last half of 2019, we have begun to see the yields on all categories of interest-earning assets and costs on all categories of interest-bearing liabilities decline. This has had an overall negative effect on our net interest income and net interest margin in the last half of 2019.

2019 compared to 2018

Net interest income and net interest margin highlighted for the year ended December 31, 2019, compared to 2018:

●	Our net interest income decreased by $8.9 million, or 1.7%, to $504.3 million during 2019, compared to 2018, as increases in interest income were more than offset by increases in interest expense.
●	Our interest income increased $23.6 million in 2019, primarily because of a $73.7 million increase in interest income on non-acquired loans, a $4.4 million increase in interest income from investment securities and a $5.9 million increase in interest income on federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, partially offset by a $60.9 million decrease in interest income on acquired loans. The increase in interest income was due primarily to both higher average balances on interest-earning assets (other than acquired loans) and higher yields on non-acquired loans and investment securities, as follows:
◾	Average interest-earning assets increased $811.9 million, or 6.4%, to $13.4 billion in 2019, compared to 2018. The average balance of our non-acquired loan portfolio increased $1.4 billion because of organic growth. In addition, the average balance of federal funds sold, securities purchased under agreements to resell and interest-bearing deposits increased $286.3 million and the average balance of investment securities increased $198.1 million, as we had more funds to invest as a result of growth in total deposits and other borrowings. These increases were partially offset by a $1.0 billion decrease in the average balance of our acquired loan portfolio.
◾	The average yield on non-acquired loans increased 19 basis points in 2019, compared to 2018, while the average yield on investment securities increased 11 basis points, each due to the higher rate environment for most of 2019, compared to 2018, as the Federal Reserve increased the federal funds target rate 100 basis points from December 2017 to December 31, 2018.
●	Overall, our yield on interest-earning assets in 2019 decreased ten basis points from 2018, due to a change in asset mix, as the average balance of acquired loans (our highest yielding asset at 6.37%) declined $1.0 billion and the average balance of federal funds sold, securities purchased under agreements to resell and interest-bearing deposits (our lowest yielding asset at 2.06%) increased $286.3 million, which more than offset the increased average yields and balances on our non-acquired loan portfolio and investment securities in 2019 (discussed above). Our loan portfolio continues to remix with 81% of the portfolio comprised of non-acquired loans and 19% comprised of acquired loans at December 31, 2019, compared to 72% and 28%, respectively, on December 31, 2018. The decrease in the acquired loan portfolio as a percentage of the total loan portfolio in 2019 was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans that are moved to our non-acquired loan portfolio.
●	Our interest expense increased $32.6 million in 2019, primarily because of a $20.5 million increase in deposit interest expense and an $11.8 million increase in other borrowing interest expense. These increases were due primarily to higher average balances of $174.2 million in interest-bearing deposits and higher average balances of $496.8 million in other borrowings.
●	Overall, the average cost of interest-bearing liabilities for 2019 increased 30 basis points from 2018, due primarily to a 23-basis point increase in the cost of interest-bearing deposits and a $496.8 million increase in the average balance of other borrowings (our highest cost interest-bearing liability at 2.75%). The average cost of deposits increased from 0.54% during 2018 to 0.76% in 2019, due to the higher interest rate environment for most of 2019, compared to 2018, and because of increased competition for deposits in our markets. The increase in the average balance of other borrowing was due to our strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth, resulting in the average balance of FHLB advances increasing $496.4 million in 2019. We have borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funds.
●	Our net interest margin decreased by 31 basis points to 3.76% in 2019, compared to 4.07% in 2018. Our net interest margin (taxable equivalent) decreased by 32 basis points to 3.77% in 2019, compared to 4.09% in 2018. These decreases were due mainly to the increase in the cost of interest-bearing liabilities of 30 basis points, the decline in the average balance of acquired loans of $1.0 billion (our highest yielding asset), the increase in the average balance of federal funds sold, securities purchased under agreements to resell and interest-bearing deposits of $286.3 million (our lowest yielding asset) and the increase in the average balance of other borrowings of $496.8 million (our highest cost interest-bearing liability).
●	The yield on interest-earning assets and the cost on interest-bearing liabilities began to decline during the last half of 2019 as the Federal Reserve Bank reduced the federal funds target rate 75 basis points during the period. Our interest-earning assets have repriced more quickly than our interest-bearing liabilities as rates have fallen during the last six months of the year causing the net interest margin to decline.

2018 compared to 2017

Net interest income and net interest margin for the year ended December 31, 2018 compared to 2017:

●	Our net interest income increased by $104.2 million, or 25.5%, to $513.2 million during 2018, compared to 2017.
●	Our higher net interest income in 2018 was mainly driven by an increase in interest income due to higher balances of average interest-earning assets including a $1.3 billion increase in non-acquired loans, a $1.2 billion increase in acquired loans and a $195.1 million increase in investment securities. The increase in our non-acquired loan portfolio was driven by organic growth as our markets remained sound in 2018. The increase in our acquired loan portfolio and in investment securities was due to the addition of loans and investment securities acquired in our acquisition of PSC in the fourth quarter of 2017. With the PSC merger in the fourth quarter of 2017, we acquired $2.3 billion in loans and $462.7 million in investment securities after fair value marks.
●	Also, driving our higher net interest income in 2018 was an increase of 23 basis points on the yield on interest earning assets, mainly due to a 23 basis point increase in the yield on our non-acquired loan portfolio and a 21 basis point increase in the yield on our investment portfolio. These increases were partially offset by a 41 basis point decline in the yield on our acquired loan portfolio. The yield on our non-acquired loan portfolio increased mainly due to the Federal Reserve increasing the federal funds target rate 100 basis points in 2018, which effectively increased the Prime Rate used for pricing for a majority of our variable rate loans and new non-acquired loans. The increase in interest rates during 2018 was also the reason for the increase in the yield on our investment portfolio, as we purchased $191.3 million in new securities during 2018 in the rising rate environment. The yield on our acquired loan portfolio declined due to the acquired credit impaired loans being renewed and the cash flow from these assets being extended, which increase the weighted average life of the loan pools within all of our acquired loan portfolios. In addition, the yield on the loans acquired in the merger with PSC during the fourth quarter of 2017 were lower than the yields on our existing acquired loan portfolio.
●	Our higher net interest income in 2018 was partially offset by higher interest expense of $37.0 million in 2018 compared to 2017. The increase in interest expense was mainly due to higher cost/rates on our interest bearing liabilities as the average cost of interest-bearing liabilities increase 36 basis points to 0.60% in 2018. The increase in the average rate of interest-bearing liabilities was due to higher costs on all categories of interest-bearing liabilities as interest-bearing deposits increased 35 basis points, federal funds purchased and repurchase agreements increased 42 basis points and other borrowings increased 43 basis points. The increase in the cost of interest-bearing deposits was primarily the result of the rising rate environment with the Federal Reserve increasing the federal funds target rate 100 basis points in 2018. These rate increases led to an increase in the costs of our core deposits through increased competition in our markets. The increase in costs of deposits was also affected by the rates on the deposits acquired through the merger with PSC being higher than the rates on our legacy deposits. The increase in cost on federal funds purchased and repurchased agreement and other borrowings was also the result of the Federal Reserve increasing the federal funds target rate by 100 basis points in 2018, which has increased short term borrowing rates and rates on our long term trust preferred borrowings which reprice quarterly and are tied to three-month LIBOR.
●	Our higher interest expense in 2018 was also driven by an increase in average interest-bearing liabilities. Most categories of interest-bearing liabilities increased in 2018 including interest-bearing deposits by $1.9 billion and other borrowings by $55.0 million. These increases were mainly due to the acquisition of PSC in the fourth quarter of 2017, in which we acquired $1.9 billion of interest-bearing deposits and $340.9 million of other borrowings. After the PSC acquisition, we paid off $300.0 million of the acquired other borrowings.
●	Our net interest margin decreased three basis points to 4.07% from 4.10% in 2017. Our net interest margin (taxable equivalent) decreased six basis points to 4.09% from 4.15% in 2017. This was mainly due to the increase in the cost of interest-bearing liabilities of 36 basis points being greater than the increase in the yield on interest-earning assets of 23 basis points in 2018.

Table 2—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Year Ended December 31,
	2019			2018			2017
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$8,594,639	$368,437	4.29%	$7,179,467	$294,704	4.10%	$5,914,252	$228,829	3.87%
Acquired loans, net of acquired ALLL(2)	2,582,234	164,597	6.37%	3,586,146	225,453	6.29%	2,373,287	158,987	6.70%
Loans held for sale	46,553	1,756	3.77%	31,255	1,321	4.23%	45,571	1,719	3.77%
Investment securities:
Taxable	1,528,418	39,949	2.61%	1,410,097	35,563	2.52%	1,225,009	28,165	2.30%
Tax‑exempt	184,239	6,186	3.36%	203,517	6,152	3.02%	193,460	5,591	2.89%
Federal funds sold and securities purchased under agreements to resell and time deposits	480,064	9,902	2.06%	193,798	4,015	2.07%	224,161	2,709	1.21%
Total interest‑earning assets	13,416,147	590,827	4.40%	12,604,280	567,208	4.50%	9,975,740	426,000	4.27%
Noninterest‑earning assets:
Cash and due from banks	228,393			233,515			205,107
Other real estate owned	12,598			12,822			15,906
Other assets	1,825,058			1,738,022			1,197,480
Allowance for loan losses	(53,369)			(47,183)			(39,937)
Total noninterest‑earning assets	2,012,680			1,937,176			1,378,556
Total assets	$15,428,827			$14,541,456			$11,354,296
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$5,574,504	$35,915	0.64%	$5,243,094	$23,063	0.44%	$4,077,742	$4,517	0.11%
Savings deposits	1,342,733	4,304	0.32%	1,441,264	4,526	0.31%	1,372,948	2,061	0.15%
Certificates and other time deposits	1,734,333	25,701	1.48%	1,793,035	17,863	1.00%	1,123,824	5,775	0.51%
Federal funds purchased and securities sold under agreements to repurchase	282,172	2,627	0.93%	312,768	2,356	0.75%	325,713	1,080	0.33%
Other borrowings	654,753	18,005	2.75%	157,992	6,184	3.91%	102,985	3,581	3.48%
Total interest‑bearing liabilities	9,588,495	86,552	0.90%	8,948,153	53,992	0.60%	7,003,212	17,014	0.24%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	3,222,504			3,112,204			2,595,596
Other liabilities	254,176			137,450			89,840
Total noninterest‑bearing liabilities	3,476,680			3,249,654			2,685,436
Shareholders’ equity	2,363,652			2,343,649			1,665,648
Total noninterest‑bearing liabilities and shareholders’ equity	5,840,332			5,593,303			4,351,084
Total liabilities and shareholders’ equity	$15,428,827			$14,541,456			$11,354,296
Net interest spread			3.50%			3.90%			4.03%
Impact of interest free funds			0.26%			0.17%			0.07%
Net interest margin (non‑taxable equivalent)			3.76%			4.07%			4.10%
Net interest margin (taxable equivalent)			3.77%			4.09%			4.15%
Net interest income		$504,275			$513,216			$408,986
(1)	Nonaccrual loans are included in the above analysis.
(2)	ALLL is an abbreviation for the allowance for loan losses.

Table 3—Volume and Rate Variance Analysis

	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$58,089	$15,644	$73,733	$48,953	$16,922	$65,875
Acquired loans, net of acquired ALLL(4)	(63,114)	2,258	(60,856)	81,250	(14,784)	66,466
Loans held for sale	647	(212)	435	(540)	142	(398)
Investment securities:
Taxable	2,984	1,402	4,386	4,255	3,143	7,398
Tax exempt(3)	(583)	617	34	291	270	561
Federal funds sold and securities purchased under agreements to resell and time deposits	5,982	(95)	5,887	(379)	1,685	1,306
Total interest income	4,005	19,614	23,619	133,830	7,378	141,208
Interest expense on:
Deposits
Transaction and money market accounts	1,458	11,394	12,852	1,291	17,255	18,546
Savings deposits	(309)	87	(222)	103	2,362	2,465
Certificates and other time deposits	(585)	8,423	7,838	3,439	8,649	12,088
Federal funds purchased and securities sold under agreements to repurchase	(230)	501	271	(450)	1,726	1,276
Other borrowings	19,444	(7,623)	11,821	1,913	690	2,603
Total interest expense	19,778	12,782	32,560	6,296	30,682	36,978
Net interest income	$(15,773)	$6,832	$(8,941)	$127,534	$(23,304)	$104,230
(1)	The rate/volume variance for each category has been allocated on the same basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.
(4)	ALLL is an abbreviation for the allowance for loan losses.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2019, 2018, and 2017, noninterest income comprised 22.2%, 22.1%, and 25.5%, respectively, of total net interest income and noninterest income. Note that recoveries on acquired loans will no longer be recorded through the income statement beginning in 2020 with the adoption of CECL. These recoveries will be recorded through the allowance for credit losses on the balance sheet.

Table 4—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fees on deposit accounts	$75,435	$81,649	$80,764
Mortgage banking income	17,564	13,590	17,954
Trust and investment services income	29,244	30,229	25,401
Securities gains, net	2,711	(655)	1,421
Recoveries on acquired loans	6,847	9,117	8,572
Other	11,764	11,819	6,670
Total noninterest income	$143,565	$145,749	$140,029

2019 compared to 2018

Our noninterest income decreased 1.5% for the year ended December 31, 2019 compared to 2018 resulting primarily from the following:

●	Fees on deposit accounts decreased $6.2 million, or 7.6%, which resulted primarily from decreased bankcard service income of $7.1 million, due to a decline in net debit card income of $8.3 million because of the cap on fees charged related to the Durbin amendment, which became effective for us on July 1, 2018 (The Durbin amendment is a provision of federal law that requires the Federal Reserve to limit a bank’s fees charged to retailers for debit card processing, if the bank has over $10 billion in assets.) These decreases were partially offset by an increase in service charges on deposit accounts of $1.0 million, in ATM income of $413,000 and an increase in credit card sales income of $624,000. The increase in deposit account service charges was due to a $287,000 increase in NSF and AOP income and a $730,000 increase in monthly maintenance fees on deposit accounts. These increases were due to more customers/accounts and more activity on accounts. The increase in monthly maintenance fees was also due to an increase in commercial treasury services.
●	Recoveries on acquired loans declined $2.3 million, or 24.9%. (Recoveries on acquired loans will no longer be recorded through the income statement in 2020 with the adoption of CECL)

●	Trust and investment services income decreased by $985,000, or 3.3%, which resulted from a decline in trust asset management fees of $951,000.

These decreases were partially offset by:

●	Mortgage banking income increased by $4.0 million, or 29.2%, which was a result of an increase of $8.0 million in secondary market income due to a $4.5 million increase in gains on sale of mortgage loans from a higher volume of sales driven by the lower rate environment in the last half of 2019, due to an increase in the fair value of the mortgage pipeline and loan held for sale of $2.5 million with the lower interest rate environment and due to an increase in income from the mortgage-backed securities forward hedge of $1.0 million. These increases were partially offset by a decline in income from mortgage servicing rights, net of the hedge of $4.0 million which was the result of a decrease in the fair value of the mortgage servicing rights due to the decline in interest rates in the last half of 2019.
●	Securities gains, net of $2.7 million during 2019 compared to securities losses, net of $655,000 during 2018. The securities gains in 2019 were mainly a result of us selling VISA Class B shares at a gain of $5.4 million partially offset by net realized losses of $2.7 million on lower yielding securities that were sold during the year.

2018 compared to 2017

Our noninterest income increased 4.1% for the year ended December 31, 2018, compared to 2017, resulting primarily from the following:

●	Fees on deposit accounts increased $885,000, or 1.1%. This increase primarily resulted from higher service charges on deposit accounts and $5.8 million of retail fees associated with the increase in customers related to our merger with PSC. These increases were mostly offset by a $4.8 million decline in bankcard services income due to a cap on bankcard fees charged resulting from limitations under the Durbin amendment, which became effective for us on July 1, 2018.
●	Trust and investment services income increased by $4.8 million due to the increase in wealth customers added with our merger with PSC and organic growth of our legacy wealth business.

●	Recoveries on acquired loans increased $545,000, or 6.4%. (Recoveries on acquired loans will no longer be recorded through the income statement in 2020 with the adoption of CECL)

●	Other noninterest income increased by $5.1 million, or 77.0%, due to a $1.2 million increase in income related to fees from swap transactions, a $2.2 million increase in bank owned life insurance income related to policies acquired in our merger with PSC and $1.6 million in income from the resolution of an acquired credit impaired loan.

These increases were partially offset by:

●	A $4.4 million, or 24.3%, decline in mortgage banking income as a result of lower income from the secondary market of $5.6 million due to lower activity and sales volume which was partially offset by an increase of $1.2 million in income from mortgage servicing rights, net of the hedge which was mainly the result of an increase in the fair value due to changes in interest rates.

Reclassification of Interchange network costs

ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of noninterest expense as Bankcard expense. For the years ended December 31, 2019, 2018 and 2017, gross interchange and debit card transaction fees totaled $24.4 million, $33.0 million, and $35.6 million, respectively, while the related network costs totaled $11.9 million, $12.1 million, and $9.1 million, respectively. On a net basis we reported $12.5 million, $20.9 million, and $26.5 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income in Fees on Deposit Accounts for the years ended December 31, 2019, 2018 and 2017. (See Bankcard Services Income section below for a discussion on the decline in gross interchange fees during 2019 and 2018).

Bankcard Services Income

We exceeded $10 billion in total consolidated assets upon consummation of our merger with SBFC on January 3, 2017. Banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1, 2018 due to the Durbin amendment, the Bank was limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange began reducing our revenues as of July 1, 2018. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”. For the years ended December 31, 2019 and 2018, we earned approximately $23.7 million and $31.2 million, respectively, in interchange transaction fees for debit cards. We estimate that bankcard service income was reduced by approximately $10.0 million during the third and fourth quarters of 2018 and approximately $20.0 million in 2019 due to the Durbin amendment’s impact on the amount that we may charge for interchange transaction fees.

Noninterest expense represents the largest expense category for our company. During 2019 and 2018, we continued to emphasize careful controls around our noninterest expense, while also working through the SBFC and PSC merger. With that, our expenses decreased $16.3 million or 3.9% from 2018 and increased $52.6 million or 14.3% from 2017.

Table 5—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Salaries and employee benefits	$234,747	$233,130	$194,446
Occupancy expense	47,457	49,165	40,925
Information services expense	35,477	34,322	25,462
OREO expense and loan related	3,242	3,510	6,721
Pension plan termination expense	9,526	—	—
Amortization of intangibles	13,084	14,209	10,353
Supplies, printing and postage expense	5,881	5,839	6,148
Professional fees	10,325	8,883	5,975
FDIC assessment and other regulatory charges	4,545	8,405	3,924
Advertising and marketing	4,309	4,221	3,963
Merger and branch consolidation related expense	4,552	29,868	44,503
Other	31,493	29,375	25,900
Total noninterest expense	$404,638	$420,927	$368,320

2019 compared to 2018

Noninterest expense decreased $16.3 million, or 3.9% for the year ended December 31, 2019 compared to 2018 resulting primarily from the following:

●	Merger and branch consolidation related expense decreased $25.3 million, or 84.8%. This decrease in costs was related to the higher costs in 2018 associated with the merger with PSC, which occurred in the fourth quarter of 2017 and the conversion in the second quarter of 2018. The costs in 2019 were mainly related to the consolidation of 13 branches during the year.

●	FDIC assessment and other regulatory charges decreased by $3.9 million, or 45.9%. This decrease was mainly due to our receipt of our small bank assessment credit of $2.4 million in 2019 from the FDIC, which was applied to the assessment to be paid in September 2019 ($1.6 million) and December 2019 ($760,000). This decrease was also related to the elimination of the surcharge assessment that occurred in the fourth quarter of 2018 and the change in risk related to certain acquired loans, which resulted in lower assessments beginning in the fourth quarter of 2018.

●	Occupancy expense decreased by $1.7 million, or 3.5%. This decrease was related to the cost savings related to the merger with PSC and branch consolidations that occurred during 2019. Our number of branches decreased by 13, or 7.7%, from 168 at December 31, 2018 to 155 at December 31, 2019.

●	Amortization of intangibles decreased $1.1 million, or 7.9%. This decrease was due to the decline in amortization of core deposit intangibles as time passed from the applicable merger dates.

These decreases were partially offset by:

●	Pension plan termination expense of $9.5 million related to the termination of our pension plan which resulted in the recognition of the losses from the pension plan that were being held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million.

●	Other noninterest expense increased by $2.1 million, or 7.2%. This increase was mainly due to a $2.3 million increase in passive losses recorded in 2019 related to low income housing tax credit partnerships. We added approximately $39 million more in these CRA investments in 2019.

●	Salaries and employee benefits increased $1.6 million, or 0.7%. This increase was mainly due to an increase in salaries, wages and commission of $4.5 million partially offset by a decline in incentives of $2.4 million and benefits of $429,000. The increase in salaries and wages was mainly due to normal annual raises in 2019 and the increase in commissions was mainly related to the increase in mortgage production with the declining interest rate environment in the last half of 2019. The decline in incentives in 2019 was based upon the measurement against our goals compared to 2018.

●	Professional fees increased $1.4 million, or 16.2%. This increase was mainly due to consulting fees related to the implementation of ASU No 2016-13 – Financial Instruments – Credit Losses or “CECL” which becomes effective for us on January 1, 2020.

2018 compared to 2017

Noninterest expense increased 14.3% for the year ended December 31, 2018 compared to 2017 resulting primarily from the following:

●	Salaries and employee benefits expense increased by $38.7 million, or 19.9%. The increase was mainly attributable to the costs associated with the addition of personnel resulting from our merger with PSC and the hiring of additional staff to support our crossing the $10.0 billion in assets threshold. The number of full-time equivalent employees increased from approximately 2,276 before the merger with PSC on November 30, 2017 to 2,602 at December 31, 2018. The increase was also attributable to the payment of bonuses to employees in February 2018 of $2.8 million.

●	Information services expense increased $8.9 million. This increase was related to the additional cost associated with facilities, employees and systems added resulting from our merger with PSC. Our number of branches increased by 39 from 129 before the merger with PSC on November 30, 2017 to 168 at December 31, 2018.

●	Net occupancy expense and furniture and equipment expense increased by $5.5 million and $2.8 million, respectively. This increase was related to the additional cost associated with facilities added resulting from our merger with PSC as noted above.

●	FDIC assessment and other regulatory charges increased $4.5 million. This increase was due to our exceeding $10.0 billion in assets for four consecutive quarters which resulted in a change in how the FDIC calculated our assessments, as well as the addition of assets and liabilities acquired resulting from our merger with PSC in the fourth quarter of 2017.

●	Amortization of intangibles increased $3.9 million due to amortization of the core deposit intangible created with our merger with PSC.

●	Other noninterest expense increased $3.9 million. This increase was mainly due to a $2.3 million increase in business development and employee-related costs related to our merger with PSC and a $597,000 increase in the amortization of tax credit partnership investments due to the addition of four new investments in 2018.

These increases were partially offset by:

●	A $14.6 million, or 32.9%, decrease in merger and branch consolidation related expense. In 2018, we had costs associated with the acquisition of PSC of $28.3 million, while in 2017, we had costs associated with the SBFC and PSC mergers of $23.1 million and $18.4 million, respectively. The SBFC merger closed on January 3, 2017 and the PSC merger closed on November 30, 2017. The merger related expenses mainly consists of change in control payments, severance payments, merger related incentive payments, system conversion costs, investment banking fees, legal costs and vendor contract resolution payments.

Income Tax Expense

Our effective tax rate decreased to 19.07% at December 31, 2019, compared to 20.24% at December 31, 2018. The reduced rate is primarily the result of additional federal and state tax credits available in 2019 compared to 2018, in particular one federal tax credit that closed late in the fourth quarter of 2019 totaling approximately $2.4 million. The impact of the tax credits was partially offset by a slight increase in pre-tax income over the prior year.

Financial Condition

Overview

At December 31, 2019, we had total assets of approximately $15.9 billion, consisting principally of $9.3 billion in non-acquired loans, $1.8 billion in acquired non-credit impaired loans, $356.8 million in acquired credit impaired loans, net of allowance and $2.0 billion in investment securities. Our liabilities at December 31, 2019 totaled $13.5 billion, consisting principally of deposits of $12.2 billion and other borrowings of $815.9 million. At December 31, 2019, our shareholders’ equity was $2.4 billion.

At December 31, 2018, we had total assets of approximately $14.7 billion, consisting principally of $7.9 billion in non-acquired loans, $2.6 billion in acquired non-credit impaired loans, $485.1 million in acquired credit impaired loans, net of allowance and $1.5 billion in investment securities. Our liabilities at December 31, 2018 totaled $12.3 billion, consisting principally of deposits of $11.6 billion. At December 31, 2018, our shareholders’ equity was $2.4 billion.

Investment Securities

We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements. At December 31, 2019 and 2018, investment securities totaled $2.0 billion and $1.5 billion, respectively. For the year ended December 31, 2019, average investment securities were $1.7 billion, or 12.8% of average earning assets, compared with $1.6 billion, or 12.8% of average earning assets for the year ended December 31, 2018. The expected average life of the investment portfolio at December 31, 2019 was approximately 4.69 years, compared with 4.54 years at December 31, 2018. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. We do not currently hold, nor have we ever held, any securities that are designated as trading securities.

The following table presents the reported values of investment securities for the past five years:

Table 6—Investment Securities for the Five Years
	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Held‑to‑maturity (amortized cost):
State and municipal obligations	$—	$—	$2,529	$6,094	$9,314
Total held‑to‑maturity	—	—	2,529	6,094	9,314
Available‑for‑sale (fair value):
Government‑sponsored entities debt	25,941	48,251	85,509	84,642	162,507
State and municipal obligations	208,415	200,768	220,437	107,402	131,364
GSE mortgage‑backed securities	1,721,691	1,268,048	1,340,687	803,577	711,849
Corporate securities	—	—	1,560	2,559	2,596
Total available‑for‑sale	1,956,047	1,517,067	1,648,193	998,180	1,008,316
Total other investments	49,124	25,604	23,047	10,707	10,118
Total investment securities	$2,005,171	$1,542,671	$1,673,769	$1,014,981	$1,027,748

During 2019, our total investment securities increased $462.5 million, or 30.0%, from December 31, 2018, as a result of our purchases of $979.1 million in investment securities as well as improvements in the market value of the portfolio of $38.9 million, partially offset by maturities, calls and paydowns of investment securities totaling $308.1 million and sales totaling $240.1 million during 2019. Net amortization of premiums was $7.3 million during 2019. We increased our investment securities strategically with the excess funds from deposit growth and the increase in other borrowings in 2019. In the first and second quarter of 2019, we also sold certain lower yielding legacy securities (mostly mortgage-backed securities) at a loss and reinvested the funds in higher yielding current market securities which also consisted mostly of mortgage-backed securities. The losses on the sales of securities of approximately $3.1 million taken in this restructuring were offset by a gain of $5.4 million that we recorded on the sale of VISA Class B shares. At December 31, 2019, the fair value of the total available for sale investment securities portfolio was $15.3 million, or 0.8%, above its amortized cost basis. Comparable valuations at December 31, 2018 reflected a total available for sale investment portfolio fair value that was $23.6 million, or 1.5%, below its amortized cost basis. The increase in fair value in the available for sale investment portfolio at December 31, 2019 compared to December 31, 2018 was mainly due to the decrease in interest rates in the last half of 2019 and due to our sale of certain lower yielding securities during the first and second quarters of 2019, with the proceeds reinvested in higher yielding securities when interest rates were higher than at year end.

Held-to-maturity

We did not hold any HTM securities during 2019 and currently do not plan to purchase any securities that will be classified as HTM securities.

Available for sale

Securities available for sale consist mainly of debentures of government-sponsored entities, state and municipal bonds, and mortgage-backed securities. At December 31, 2019, investment securities with a fair value and amortized cost of $2.0 billion and $1.9 billion, respectively, were classified as available for sale. The adjustment for net unrealized gains of $15.3 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive loss. The following are highlights of our available-for-sale securities:

●	Total securities available for sale increased $439.0 million, or 28.9%, from the balance at December 31, 2018. The unrealized gain/loss position on the investment portfolio increased $38.9 million and net amortization of premiums was $7.3 million during 2019. We purchased $955.5 million of investment securities in 2019, partially offset by maturities, maturities, calls and paydowns of investment securities totaling $308.1 million and sales totaled $240.0 million in 2019. The sales in 2019 were mainly related to restructuring our portfolio to fit our investment strategy.

●	The balance of securities available for sale represented 12.6% of total assets at December 31, 2019 and 10.3% of total assets at December 31, 2018.
●	Interest income earned on securities in 2019 was $43.6 million, an increase of $3.0 million, or 7.5%, from $40.6 million in 2018, resulting from a $78.7 million increase in average balances and a six-basis points increase in the yield on available for sale securities. In 2019, we used a portion of our excess liquidity from growth in deposits and other borrowings to increase the size of our investment portfolio. The increase in yield was mainly due to our sale of some lower yielding securities during the first and second quarters of 2019, with the proceeds reinvested in higher yielding securities when interest rates were higher than at year end.

At December 31, 2019, we had 143 securities available for sale in an unrealized loss position, which totaled $4.5 million. See Note 3—Investment Securities in the consolidated financial statements for additional information. The decrease in the number and the amount of loss on securities in a loss position on the available for sale investment portfolio was primarily related to the mortgage-backed securities category, and was the result of the decrease in interest rates during 2019 as both short and long term interest rates declined during the year. It was also due to the restructuring of the investment portfolio completed in the first and second quarters of 2019 where we sold many of the securities that were in a loss position.

All debt securities available for sale in an unrealized loss position as of December 31, 2019 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is considered temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. As a result, we do not consider these investments to be other-than-temporarily impaired at December 31, 2019. We continue to monitor all of these securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of these securities are other than temporarily impaired, which would require a charge to earnings in such periods. Any charges for other-than-temporary impairment related to securities available for sale would not impact cash flow, tangible capital or liquidity.

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

Other Investments

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2019, we determined that there was no impairment on our other investment securities. As of December 31, 2019, other investment securities represented approximately $49.1 million, or 0.31% of total assets and primarily consisted of FHLB stock which totals $43.0 million, or 0.27% of total assets. There were no gains or losses on the sales of these securities during 2019 or 2018.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(7)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available‑for‑sale
Government‑sponsored entities debt(4)	$—	—%	$14,998	2.61%	$10,943	3.08%	$—	—%	$25,941	2.81%
State and municipal obligations(2)(3)	5,311	3.65%	25,825	3.43%	43,477	3.47%	133,802	3.36%	208,415	3.40%
Mortgage‑backed securities(5)	2,004	2.60%	14,463	2.54%	392,747	2.45%	1,312,477	2.64%	1,721,691	2.60%
Total available‑for‑sale	7,315	3.36%	55,286	2.97%	447,167	2.56%	1,446,279	2.71%	1,956,047	2.68%
Total other investments(1)	—	—%	—	—%	—	—%	49,124	5.89%	49,124	5.89%
Total investment securities(6)	$7,315	3.36%	$55,286	2.97%	$447,167	2.56%	$1,495,403	2.81%	$2,005,171	2.76%
Percent of total	0%		3%		22%		75%
Cumulative percent of total	0%		3%		25%		100%
(1)	FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(2)	Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.
(3)	The expected average life for state and municipal obligations is 5.32 years.
(4)	The expected average life for government sponsored entities debt securities is 1.42 years.
(5)	The expected average life for mortgage-backed securities is 4.66 years.
(6)	The expected average life for the total investment securities portfolio is 4.69 years (not including FHLB and corporate stock with no maturity date).
(7)	For available-for-sale securities, this total equals total fair value.

Loan Portfolio

Our loan portfolio remains our largest category of interest-earning assets. At December 31, 2019, total loans were $11.4 billion, which was an overall increase of $357.3 million, or 3.2%, from the balance at the end of 2018. Non-acquired loan growth was $1.3 billion, or 16.6% for 2019, which was made up of a 8.5% increase in consumer real estate loans, a 23.2% increase in commercial non-owner occupied real estate loans, a 17.6% increase in commercial owner occupied real estate loans, a 21.4% increase in commercial and industrial loans, a 2.0% increase in other income producing property and a 20.0% increase in consumer non real estate loans. Total acquired loans declined by $962.3 million, which was made up of a 21.2% decrease in consumer real estate loans, a 41.3% decrease in commercial non-owner occupied real estate loans, a 27.6% decrease in commercial owner occupied real estate loans, a 52.2% decrease in commercial and industrial loans, a 30.4% decrease in other income producing property and an 19.0% decrease in consumer non real estate loans. The decreases in the acquired loan portfolio were primarily in the non-credit impaired portfolio and were due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio. Acquired loans as a percentage of total loans decreased to 18.7% at December 31, 2019 compared to 28.0% at December 31, 2018. As of December 31, 2019, non-acquired loans as a percentage of the overall portfolio were 81.3% compared to 72.0% at December 31, 2018. Average total loans outstanding during 2019 were $11.2 billion, an increase of $411.3 million, or 3.8%, over the 2018 average of $10.8 billion. The increase in average total loans was due to organic growth in the non-acquired loan portfolio. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions and Note 4—Loans and Allowance for Loan Losses in the consolidated financial statements.)

The following table presents a summary of the non-acquired loan portfolio by type:

Table 8—Distribution of Non-Acquired Loans by Type

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Real estate:
Commercial non‑owner occupied(1)	$2,779,498	$2,256,996	$1,839,768	$1,295,179	$889,756
Consumer(2)	2,637,467	2,431,413	1,967,902	1,580,839	1,338,239
Commercial owner occupied real estate	1,784,017	1,517,551	1,262,776	1,177,745	1,033,398
Commercial and industrial	1,280,859	1,054,952	815,187	671,398	503,808
Other income producing property	218,617	214,353	193,847	178,238	175,848
Consumer	538,481	448,664	378,985	324,238	233,104
Other loans	13,892	9,357	33,690	13,404	46,573
Total non‑acquired loans	$9,252,831	$7,933,286	$6,492,155	$5,241,041	$4,220,726
(1)	Includes $968.4 million, $841.4 million, $830.9 million, $580.1 million, and $402.0 million of construction and land development loans at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.
(2)	Includes owner occupied real estate.

In accordance with FASB ASC Topic 310-30, we aggregated acquired credit impaired loans that have common risk characteristics into pools within the following loan categories: commercial real estate, commercial real estate—construction and development, residential real estate, residential real estate junior lien, home equity, consumer, and commercial and industrial. The following table presents the acquired credit impaired loans by type:

Table 9—Distribution of Acquired Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial real estate	$130,938	$196,764	$234,595	$218,821	$268,058
Commercial real estate—construction and development	25,032	32,942	49,649	44,373	54,272
Residential real estate	163,359	207,482	260,787	258,100	313,319
Consumer	35,488	42,492	51,453	59,300	70,734
Commercial and industrial	7,029	10,043	26,946	25,347	31,193
Total acquired credit impaired loans	$361,846	$489,723	$623,430	$605,941	$737,576

Acquired loans that are not credit impaired and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20. The following table presents the acquired non-credit impaired loans by type:

Table 10—Distribution of Acquired Non-Credit Impaired Loans by Type

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Real estate:
Commercial non‑owner occupied(1)	$481,010	$844,323	$1,220,523	$44,718	$53,952
Consumer(2)	685,163	871,238	1,031,202	569,149	709,075
Commercial owner occupied real estate	307,193	421,841	521,818	27,195	39,220
Commercial and industrial	101,880	212,537	398,696	13,641	25,475
Other income producing property	95,697	133,110	196,669	39,342	51,169
Consumer	89,484	111,777	137,710	142,654	170,647
Other	—	—	1,289	—	—
Total acquired non‑credit impaired loans	$1,760,427	$2,594,826	$3,507,907	$836,699	$1,049,538
(1)	Includes $33.6 million, $165.1 million, $403.4 million, $10.1 million, and $13.8 million of construction and land development loans at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.
(2)	Includes owner occupied real estate.

Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. All commercial and residential loans secured by real estate are included in this category. As of December 31, 2019 compared to December 31, 2018:

●	Non-acquired loans were $9.3 billion, or 81.3% of total loans and acquired loans were $2.1 billion, or 18.7% of total loans at December 31, 2019. This compared to non-acquired loans of $7.9 billion, or 72.0% and acquired loans of $3.1 billion, or 28.0% at December 31, 2018. Total acquired loans declined by $962.3 million, primarily in the non-credit impaired portfolio, due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio.
●	Non-acquired loans secured by real estate mortgages, excluding commercial owner occupied loans and other income producing property loans, were $5.4 billion and comprised 47.6% of the total loan portfolio. This was an increase of $728.6 million, or 15.5%, over December 31, 2018. Acquired loans secured by real estate mortgages, excluding commercial owner occupied loans, were $1.4 billion and comprised 12.2% of the total loan portfolio. This was a decrease of $618.7 million, or 30.8%, over December 31, 2018 due to normal roll off of the acquired loan portfolio. Between both the non-acquired and acquired portfolios, 59.8% of loans were real estate mortgage loans, excluding commercial owner occupied loans and other income producing property loans.
●	Of the total non-acquired real estate mortgage loans, loans secured by commercial real estate, excluding commercial owner occupied loans, were $2.8 billion, or 24.4% of the total loan portfolio. Loans secured by consumer real estate were $2.6 billion, or 23.2% of the total loan portfolio. This compared to loans secured by commercial real estate of $2.3 billion, or 20.5% and to loans secured by consumer real estate of $2.4 billion, or 22.1% at December 31, 2018.
●	Of the total acquired real estate mortgage loans, loans secured by commercial real estate, excluding commercial owner occupied loans, were $561.7 million, or 4.9%, at December 31, 2019 and loans secured by consumer real estate were $827.5 million, or 7.3%. This compared to loans secured by commercial real estate of $957.4 million, or 8.7% and to loans secured by consumer real estate of $1.1 billion, or 9.5% at December 31, 2018.
●	Non-acquired and acquired commercial owner occupied real estate loans were $2.2 billion, or 19.0% of the total loan portfolio at December 31, 2019 compared to $2.0 billion, or 18.5% at December 31, 2018. Non-acquired commercial owner occupied real estate loans increased $266.5 million and acquired commercial owner occupied real estate loans decreased $143.0 million from December 31, 2018 compared to December 31, 2019.

Total loan interest income was $533.0 million in 2019, an increase of $12.9 million, or 2.5%, over $520.2 million in 2018, due to a $1.4 billion increase in the average balance of our non-acquired loan portfolio and a 19-basis point increase in the yield on such portfolio, partially offset by the effects from a decline in our average balance of the acquired loan portfolio of $1.0 billion. The yield on the non-acquired loan portfolio increased from 4.10% in 2018 to 4.29% in 2019 due to the Federal Reserve increasing the federal funds target rate 100 basis points during the year ended December 2018, with rates remaining at that level, until starting to decline in August 2019. On average, the prime rate was higher in 2019 compared to 2018, which is used in pricing a majority of our variable rate loans and new non-acquired loans. The 2019 average acquired loan portfolio yield of 6.37% was higher compared to 6.29% in 2018.

Non-acquired loans secured by commercial real estate were comprised of $968.4 million in construction and land development loans and $1.8 billion in commercial non-owner occupied loans at December 31, 2019. At December 31, 2018, we had $841.4 million in construction and land development loans and $1.4 billion in commercial non-owner occupied loans. Acquired loans secured by commercial real estate were comprised of $48.9 million in construction and land development loans and $512.8 million in commercial non-owner occupied loans at December 31, 2019. At December 31, 2018, we had $196.0 million in construction and land development loans and $761.4 million in commercial non-owner occupied loans in the acquired loan portfolio. During 2019, we have seen our acquired construction and development loan portfolio decline by $147.1 million as these loans have rolled off from the acquired loan portfolio mainly from the SBFC and PSC acquisitions in 2017. Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.

Non-acquired loans secured by consumer real estate comprised of $2.1 billion in consumer owner occupied loans and $518.6 million in home equity loans at December 31, 2019. At December 31, 2018, we had $1.9 billion in consumer owner occupied loans and $495.1 million in home equity loans in the non-acquired loan portfolio. Acquired loans secured by consumer real estate comprised of $588.1 million in consumer owner occupied loans and $239.4 million in home equity loans at December 31, 2019. At December 31, 2018, we had $748.1 million in consumer owner occupied loans and $302.4 million in home equity loans in the acquired loan portfolio. During 2019, we have seen the consumer real estate loan portfolio decline by $16.9 million from 2018 with the acquired consumer real estate loans decreasing $223.0 million, offset by the non-acquired consumer real estate loans increasing by $206.1 million.

The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2019.

Table 11—Maturity Distribution of Non-acquired Loans

December 31, 2019		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$2,779,498	$215,968	$1,340,631	$1,222,899
Consumer	2,637,467	50,308	68,834	2,518,325
Commercial owner occupied real estate	1,784,017	151,082	718,892	914,043
Commercial and industrial	1,280,859	302,930	578,406	399,523
Other income producing property	218,617	39,173	152,555	26,889
Consumer	538,481	32,745	203,091	302,645
Other loans	13,892	13,892	—	—
Total non‑acquired loans	$9,252,831	$806,098	$3,062,409	$5,384,324

At December 31, 2019 and 2018 our non-acquired commercial non owner-occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $1.6 billion and $1.3 billion, respectively. The adjustable interest rate loan balance in this loan category was $963.4 million and $742.6 million, respectively. The non-acquired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $1.5 billion and $1.3 billion, respectively. The adjustable interest rate loan balance in this loan category was $157.0 million and $41.7 million, respectively. The non-acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $875.3 million and $672.4 million, respectively. The adjustable interest rate loan balance in this loan category was $102.6 million and $95.7 million, respectively.

The table below shows the contractual maturity of the acquired non-credit impaired loan portfolio at December 31, 2019.

Table 12—Maturity Distribution of Acquired Non-credit Impaired Loans

December 31, 2019		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Real estate:
Commercial non‑owner occupied	$481,010	$72,741	$312,739	$95,530
Consumer	685,163	16,097	107,105	561,961
Commercial owner occupied real estate	307,193	47,345	168,525	91,323
Commercial and industrial	101,880	29,265	51,371	21,244
Other income producing property	95,697	21,905	25,696	48,096
Consumer	89,484	1,785	10,759	76,940
Other	—	—	—	—
Total acquired non‑credit impaired loans	$1,760,427	$189,138	$676,195	$895,094

At December 31, 2019 and 2018, our acquired non-credit impaired commercial non owner-occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $185.2 million and $271.3 million, respectively. The adjustable interest rate loan balance in this loan category was $223.1 million and $387.9 million, respectively. The acquired non-credit impaired commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $167.3 million and $232.3 million, respectively. The adjustable interest rate loan balance in this loan category was $92.5 million and $128.2 million, respectively. The acquired non-credit impaired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $60.4 million and $113.2 million, respectively. The adjustable interest rate loan balance in this loan category was $12.2 million and $46.1 million, respectively.

The table below shows the contractual maturity of the acquired credit impaired loan portfolio at December 31, 2019.

Table 13—Maturity Distribution of Acquired Credit Impaired Loans

December 31, 2019		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Commercial real estate	$130,938	$27,230	$74,379	$29,329
Commercial real estate—construction and development	25,032	11,326	12,335	1,371
Residential real estate	163,359	23,595	59,621	80,143
Consumer	35,488	223	4,816	30,449
Commercial and industrial	7,029	2,750	1,733	2,546
Total acquired credit impaired loans	$361,846	$65,124	$152,884	$143,838

At December 31, 2019 and 2018 our acquired credit impaired commercial real estate loans, with fixed rates and maturities greater than a year, had a balance of $94.0 million and $133.8 million, respectively. The adjustable interest rate loan balance in this loan category was $9.7 million and $21.7 million, respectively. The acquired credit impaired commercial construction and development loans, with fixed rates and maturities greater than a year, had a balance of $13.1 million and $10.1 million, respectively. The adjustable interest rate loan balance in this loan category was $617,000 and $5.5 million, respectively. The acquired credit impaired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $3.7 million and $8.0 million, respectively. The adjustable interest rate loan balance in this loan category was $625,000 and $36,000, respectively.

Nonaccrual Loans

We place non-acquired loans and acquired non-credit impaired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due. Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection. We do not consider our acquired purchased credit impaired loans, which showed evidence of deteriorated credit quality at acquisition, to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.

Troubled Debt Restructurings (“TDRs”)

We designate loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that it would not otherwise consider (ASC Topic 310-40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. We return TDRs to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). At December 31, 2019 and 2018, total TDRs were $13.5 million and $11.7 million, respectively, of which $10.9 million were accruing restructured loans at December 31, 2019, compared to $11.1 million at December 31, 2018. We do not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 14—Nonperforming Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-acquired:
Nonaccrual loans	$19,724	$14,179	$13,415	$12,485	$15,785
Accruing loans past due 90 days or more	514	191	491	281	300
Restructured loans	2,578	648	925	1,979	2,662
Total nonperforming loans	22,816	15,018	14,831	14,745	18,747
Other real estate owned (“OREO”)(2)	3,569	3,902	2,415	3,927	8,705
Other nonperforming assets(3)	136	135	121	71	78
Total nonperforming assets excluding acquired assets	26,521	19,055	17,367	18,743	27,530
Acquired non-credit impaired:
Nonaccrual loans	10,839	13,489	9,397	4,728	3,764
Accruing loans past due 90 days or more	275	162	50	106	53
Total acquired nonperforming loans	11,114	13,651	9,447	4,834	3,817
Acquired OREO and other nonperforming assets:
Acquired covered OREO	—	—	—	—	5,751
Acquired non‑covered OREO	8,395	7,508	8,788	14,389	16,098
Other acquired nonperforming assets(3)	184	247	475	637	546
Total acquired nonperforming assets(1)	8,579	7,755	9,263	15,026	22,395
Total nonperforming assets	$46,214	$40,461	$36,077	$38,603	$53,742
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.29%	0.24%	0.27%	0.36%	0.65%
Total nonperforming assets as a percentage of total assets	0.17%	0.13%	0.12%	0.21%	0.32%
Nonperforming loans as a percentage of period end loans(4)	0.25%	0.19%	0.23%	0.28%	0.44%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets(4)	0.41%	0.37%	0.34%	0.58%	0.89%
Total nonperforming assets as a percentage of total assets	0.29%	0.28%	0.25%	0.43%	0.63%
Nonperforming loans as a percentage of period end loans(4)	0.30%	0.26%	0.23%	0.29%	0.38%
(1)	Excludes the acquired credit impaired loans that are contractually past due 90 days or more totaling $9.2 million, $16.8 million, $16.7 million, $14.8 million and $18.8 million, as of December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015, respectively, including the valuation discount. Acquired credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of our application of the accretion method, see Business Combinations, and Method of Accounting for Loans Acquired under Note 1—Summary of Significant Accounting Policies in the consolidated financial statements.)
(2)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles and mobile homes.
(4)	Loan data excludes mortgage loans held for sale.

Total non-acquired nonperforming loans were $22.8 million, or 0.25% of total non-acquired loans, an increase of approximately $7.8 million, or 51.9%, from December 31, 2018. The increase in nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $5.9 million and an increase in restructured nonaccrual loans of $1.9 million. The increase in commercial nonaccrual loans was mainly driven by a $2.4 million increase in commercial owner occupied nonaccrual loans and an increase of $3.4 million in commercial and industrial nonaccrual loans during 2019. Acquired non-credit impaired nonperforming loans were $11.1 million, or 0.63% of total acquired non-credit impaired loans, a decrease of $2.5 million, or 18.6%, from December 31, 2018. The decrease in acquired non-credit impaired nonperforming loans was mainly driven by a $3.0 million decline in consumer real estate nonaccrual loans, a decline in commercial owner occupied nonaccrual loans of $567,000, offset by a $857,000 increase in non-accruing other income producing property loans.

Non-acquired nonperforming loans increased by approximately $3.6 million during the fourth quarter of 2019 from the level at September 30, 2019. The increase was mainly due to an increase in commercial nonaccrual loans of $1.4 million and restructured nonaccrual loans of $2.0 million. The increase in commercial nonaccrual loans was mainly driven by a $1.5 million increase in commercial and industrial nonaccrual loans. Acquired non-credit impaired nonperforming loans increased by approximately $1.5 million during the fourth quarter of 2019 from the level at September 30, 2019. The increase was mainly due to a $831,000 increase in other income producing property nonaccrual loans and a $644,000 increase in consumer real estate nonaccrual loans. The top ten nonaccrual loans at December 31, 2019 totaled $10.2 million and consisted of four loans located along the coastal region (Beaufort to Myrtle Beach), two in the Charlotte region, one in the Upstate region (Greenville-Spartanburg), and three in the Central region (Augusta). These loans comprise 30.9% of total nonaccrual loans at December 31, 2019, with the majority being real estate collateral dependent. We do not currently hold a specific reserve against any of these ten loans.

At December 31, 2019, non-acquired OREO decreased by $333,000 from the balance at December 31, 2018 to $3.6 million. At December 31, 2019, non-acquired OREO consisted of 17 properties with an average value of $210,000, an increase of $24,000 in the average value from December 31, 2018, when we had 21 properties. In the fourth quarter of 2019, we added two properties with an aggregate value of $626,000 into non-acquired OREO, and we sold five properties with a basis of $519,000 in that same quarter. We did not record a net gain or loss on the properties sold during the quarter. Our non-acquired OREO balance of $3.6 million at December 31, 2019 is comprised of 18% in the Coastal Region (Beaufort to Myrtle Beach, 17% in the Charlotte region, 14% in the Low Country region (Orangeburg), 9% in the Central region (Columbia), 3% in the North Georgia region and 39% in the Upstate region (Greenville and Spartanburg). Also, of the $3.6 million in non-acquired OREO, $2.7 million is related to properties from closed bank facilities.

At December 31, 2019, acquired OREO increased by $887,000 from the balance at December 31, 2018 to $8.4 million. At December 31, 2019, non-acquired OREO consisted of 42 properties with an average value of $200,000, an increase of $61,000 from December 31, 2018, when we had 54 properties. In the fourth quarter of 2019, we added two properties with an aggregate value of $137,000 into acquired OREO, and we sold 12 properties with a basis of $1.2 million in that same quarter. We recorded a net loss of $704,000 on the properties sold during the quarter. Also, of the $8.4 million in acquired OREO, $2.7 million is related to properties from closed bank facilities. Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned (“OREO”) under Critical Accounting Policies and Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on our OREO policies.)

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $7.5 million, or 0.08% of total non-acquired loans outstanding at December 31, 2019, compared to $5.8 million, or 0.07% of total non-acquired loans outstanding at December 31, 2018. Potential problem loans related to acquired non-credit impaired loans totaled $4.4 million, or 0.25%, of total acquired non-credit impaired loans at December 31, 2019, compared to $5.3 million, or 0.22% of total acquired non-credit impaired loans at December 31, 2018. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have concern about the borrower’s ability to comply with present repayment terms.

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

Our allowance for loan losses is based upon estimates made by management. We maintain an allowance for loan losses at a level that we believe is appropriate to cover estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of our loan portfolio. Arriving at the allowance involves a high degree of management judgment and results in a range of estimated losses. We regularly evaluate the adequacy of the allowance through our internal risk rating system, outside and internal credit review, and regulatory agency examinations to assess the quality of the loan portfolio and identify problem loans. The evaluation process also includes our analysis of current economic conditions, composition of the loan portfolio, past due and nonaccrual loans, concentrations of credit, lending policies and procedures, and historical loan loss experience. The provision for loan losses is charged to expense in an amount necessary to maintain the allowance at an appropriate level.

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

We segregated the acquired loan portfolio into performing loans (“non-credit impaired”) and credit impaired loans. The acquired non-credit impaired loans and acquired revolving type loans are accounted for under FASB ASC 310-20, with each loan being accounted for individually. Acquired non-credit impaired loans are recorded net of any acquisition accounting discounts or premiums and have no allowance for loan losses associated with them at acquisition date. The related discount, if applicable, is accreted into interest income over the remaining contractual life of the loan using the level yield method. Subsequent deterioration in the credit quality of these loans is recognized by recording a provision for loan losses through the income statement, increasing the acquired non-credit impaired allowance for loan losses. The acquired credit impaired loans will follow the description in the next paragraph.

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

The following tables provide the allocation for the non-acquired and acquired credit impaired allowance for loan losses. At December 31, 2019, there was no allowance recognized for acquired non-credit impaired loan losses.

Table 15—Allocation of the Allowance for Non-Acquired Loan Losses

	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Real estate:
Commercial non‑owner occupied	$16,803	30.0%	$14,436	28.5%	$12,446	28.3%	$9,071	24.7%	$7,684	21.1%
Consumer owner occupied	15,784	28.5%	15,347	30.6%	12,918	30.3%	11,031	30.2%	10,141	31.7%
Commercial owner occupied real estate	10,581	19.3%	9,369	19.1%	8,128	19.5%	8,022	22.5%	8,341	24.5%
Commercial and industrial	8,339	13.8%	7,454	13.3%	5,488	12.6%	4,842	12.8%	3,974	11.9%
Other income producing property	1,336	2.4%	1,446	2.7%	1,375	3.0%	1,542	3.4%	1,963	4.2%
Consumer	3,947	5.8%	3,101	5.7%	2,788	5.8%	2,350	6.2%	1,694	5.5%
Other loans	137	0.2%	41	0.1%	305	0.5%	102	0.2%	293	1.1%
Total	$56,927	100.0%	$51,194	100.0%	$43,448	100.0%	$36,960	100.0%	$34,090	100.0%

*     Loan carrying value in each category, expressed as a percentage of total non-acquired loans

Table 16—Allocation of the Allowance for Acquired Credit Impaired Loan Losses

	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial real estate	$1,377	36.2%	$801	40.2%	$288	37.6%	$41	36.1%	$56	36.3%
Commercial real estate—construction and development	569	6.9%	717	6.7%	180	8.0%	139	7.3%	177	7.4%
Residential real estate	2,555	45.1%	2,246	42.4%	3,553	41.8%	2,419	42.6%	2,986	42.5%
Consumer	539	9.8%	761	8.7%	461	8.3%	558	9.8%	313	9.6%
Commercial and industrial	24	2.0%	79	2.0%	145	4.3%	238	4.2%	174	4.2%
Total	$5,064	100.0%	$4,604	100.0%	$4,627	100.0%	$3,395	100.0%	$3,706	100.0%

*     Loan carrying value in each category, expressed as a percentage of total acquired credit impaired loans

The following table presents changes in the allowance for loan losses on non-acquired loans for the last five years:

Table 17—Summary of Non-Acquired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at January 1	$51,194	$43,448	$36,960	$34,090	$34,539
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(81)	(76)	(546)	(270)	(375)
Consumer	(253)	(295)	(515)	(1,034)	(921)
Commercial owner occupied real estate	(87)	(659)	—	(118)	(851)
Commercial and industrial	(622)	(500)	(776)	(876)	(357)
Other income producing property	(31)	(2)	(51)	(7)	(102)
Consumer	(5,843)	(4,480)	(3,261)	(3,597)	(3,574)
Total charge‑offs	(6,917)	(6,012)	(5,149)	(5,902)	(6,180)
Recoveries:
Real estate:
Commercial non‑owner occupied	1,092	1,351	1,100	1,424	443
Consumer	478	411	516	433	387
Commercial owner occupied real estate	174	145	220	54	31
Commercial and industrial	351	256	343	292	844
Other income producing property	94	21	85	87	85
Consumer	1,178	811	689	943	1,011
Total recoveries	3,367	2,995	2,953	3,233	2,801
Net charge‑offs *	(3,550)	(3,017)	(2,196)	(2,669)	(3,379)
Provision for loan losses	9,283	10,763	8,684	5,539	2,930
Allowance for loan losses at December 31	$56,927	$51,194	$43,448	$36,960	$34,090
Average loans, net of unearned income **	$8,594,639	$7,179,467	$5,914,252	$4,741,294	$3,785,243
Ratio of net charge‑offs to average loans, net of unearned income	0.04%	0.04%	0.04%	0.06%	0.09%
Allowance for loan losses as a percentage of total non‑acquired loans	0.62%	0.65%	0.67%	0.71%	0.81%

*     Net charge-offs at December 31, 2019, 2018, 2017, 2016, and 2015 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $3.7 million, $2.9 million, $2.0 million, $2.2 million, and $2.1 million, , respectively, that are included in the consumer classification above.

**   Non-acquired average loans, net of unearned income does not include loans held for sale.

The decrease in non-acquired provision for loan losses in 2019 from 2018 was primarily due to a lower amount of loan growth in 2019 along with the continued low amount of net charge-offs excluding overdrafts and ready reserves. Non-acquired loans grew by $1.3 billion in 2019 compared to $1.4 billion in 2018. Net charge-offs to average loans remained at 0.04% in 2019 compared to 2018, which mostly consisted of net charge-offs related to overdrafts and ready reserve accounts. Asset quality in the non-acquired loan portfolio, although declining slightly, remained stable in 2019 with nonperforming loans increasing $7.8 million to $22.8 million and past due loans increasing $2.1 million to $9.7 million during 2019, compared with 2018. The following provides highlights for the years ended December 31, 2019 and 2018:

●	Total net charge-offs increased $533,000, or 17.7%, to $3.6 million for the year ended December 31, 2019 compared to year ended December 31, 2018. Of the $3.6 million in net charge-offs in 2019, $3.7 million were related to overdrafts and ready reserve accounts which increased $841,000 in 2019 compared to 2018, as charge offs on actual loans were in a net recovery position of $188,000 for the year ended December 31, 2019. Net charge-offs related to the non-acquired loan portfolio excluding overdrafts and ready reserves declined by $308,000 from a net charge-off position of $120,000 for the year ended December 31, 2018 to a net recovery position of $188,000 for the year ended December 31, 2019.
●	Gross charge-offs increased by $905,000, or 15.1%, to $6.9 million for the year ended December 31, 2019 compared to 2018. Of the $6.9 million in gross charge-offs in 2019, $4.8 million were related to overdrafts and ready reserve accounts which increased $1.2 million in 2019 compared to 2018. Gross charge-offs related to the non-acquired loan portfolio excluding overdrafts and ready reserves declined by $285,000 for the year ended December 31, 2019 compared to 2018.

●	Gross recoveries increased $372,000, or 12.4%, to $3.4 million for the year ended December 31, 2019, compared to 2018. Of the $3.4 million in gross recoveries in 2019, $1.1 million were related to overdrafts and ready reserve accounts which increased $349,000 in 2019 compared to 2018. Gross recoveries related to the non-acquired loan portfolio excluding overdrafts and ready reserves increased by $23,000 for the year ended December 31, 2019 compared to 2018.
●	The decrease in net charge-offs excluding overdrafts and ready reserve accounts of $308,000 from December 31, 2018 to December 31, 2019 were due primarily to decreases in net charge-offs in commercial owner occupied real estate of $601,000 partially offset by an increase in net charge-offs in commercial non-owner occupied real estate of $264,000.
●	For the twelve months ended December 31, 2019 and 2018, the ratio of net charge-offs to average loans was 0.04%.
●	The ratio of the ALLL to cover non-acquired nonperforming loans decreased from 340.9% at December 31, 2018 to 249.5% at December 31, 2019.

The ALLL increased from December 31, 2019 compared to December 31, 2018 due primarily to loan growth, increased risk and uncertainty in new and expanded markets from our mergers in 2017, and increases in certain loan types during the period that require higher reserves. From a general perspective, we generally consider a three-year historical loss rate on all loan portfolios, unless circumstances within a portfolio loan type require the use of an alternate historical loss rate to better capture the risk within the portfolio. We also consider qualitative factors such as economic risk, model risk and operational risk when determining the ALLL. We adjust our qualitative factors to account for uncertainty and certain risk inherent in the portfolio that cannot be measured with historical loss rates. All of these factors are reviewed and adjusted each reporting period to account for management’s assessment of loss within the loan portfolio. Overall, the general reserve increased by $6.0 million in 2019 compared to the balance at December 31, 2018.

The three-year historical loss rate average on an overall basis remained consistent at one basis point when compared with December 31, 2018, as well as with the third quarter of 2019.

Economic risk at the end of 2019 remained consistent and was unchanged as compared to 2018. The economic risk factor for unemployment, real estate market exposure and home sales all remained consistent. Compared to the third quarter of 2019, there was no adjustment in the economic risk factor.

Model risk overall declined by one basis point in 2019 compared to 2018, and was based on our external and internal review of methodology. Risk comes from the fact that our ALLL model is not all-inclusive. Risk inherent with new products, new markets, and timeliness of information are examples of this type of exposure. Our model has been reviewed by management, the audit committee, and the Bank’s primary regulators (including the FDIC and the SCBFI), and we believe it adequately addresses the various inherent risks in our loan portfolio.

Operational risk consists of the underwriting, documentation, closing and servicing associated with any loan. This risk is managed through policies and procedures, portfolio management reports, best practices and the approval process. The risk factors evaluated include the following: exposure outside our deposit footprint, changes in underwriting standards, levels of past due loans and classified assets, loan growth, supervisory loan to value exceptions, results of external loan reviews, our centralized loan documentation process and significant loan concentrations. Operational risk declined by one basis point during 2019 compared to 2018.

On a specific reserve basis, the ALLL at December 31, 2019 decreased by approximately $282,000 from December 31, 2018. The loan balances being evaluated for specific reserves during the year remained flat increasing only $1.5 million from $57.0 million at December 31, 2018 to $58.5 million at December 31, 2019.

The following table presents changes in the allowance for loan losses on acquired non-credit impaired loans for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

Table 18—Summary of Acquired Non-Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at January 1	$—	$—	$—	$—	$—
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(44)	(107)	(82)	—	—
Consumer	(269)	(506)	(1,009)	(428)	(2,022)
Commercial owner occupied real estate	(786)	(28)	—	39	—
Commercial and industrial	(1,289)	(1,108)	(71)	(66)	(118)
Other income producing property	(26)	—	—	—	(4)
Consumer	(444)	(465)	(468)	(532)	(643)
Other loans			—	—	—
Total charge‑offs	(2,858)	(2,214)	(1,630)	(987)	(2,787)
Recoveries:
Real estate:
Commercial non‑owner occupied	3	8	4	4	4
Consumer	232	166	434	211	339
Commercial owner occupied real estate	—	—	2	—	—
Commercial and industrial	190	63	6	9	19
Other income producing property	71	—	8	43	4
Consumer	51	68	23	51	21
Other loans	—	—	—	—	—
Total recoveries	547	305	477	318	387
Net charge‑offs	(2,311)	(1,909)	(1,153)	(669)	(2,400)
Provision for loan losses	2,311	1,909	1,153	669	2,400
Allowance for loan losses at December 31	$—	$—	$—	$—	$—
Average loans, net of unearned income	$2,162,245	$3,032,182	$1,768,493	$943,005	$1,180,723
Ratio of net charge‑offs to average loans, net of unearned income	0.11%	0.06%	0.07%	0.07%	0.20%

The provision for loan losses on the acquired non-credit impaired loan portfolio was $2.3 million for the year ended December 31, 2019 compared to $1.9 million in 2018. This was an increase of $402,000, or 21.1%. This increase in the provision was mainly related to an increase in commercial owner occupied real estate charge-offs of $758,000, partially offset by a decrease in consumer real estate charge-offs of $237,000 during 2019 compared to 2018. The increase in commercial owner occupied real estate charge-offs in 2019 was primarily related to one loan relationship and we do not believe it is representative of a particular trend within any of our markets.

The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the five years ended December 31, 2019, 2018, 2017, 2016, and 2015.

Table 19—Summary of Acquired Credit Impaired Loan Loss Experience

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of the period	$4,604	$4,627	$3,395	$3,706	$7,365
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial real estate	577	532	247	1	(499)
Commercial real estate—construction and development	(148)	657	163	—	(68)
Residential real estate	716	(892)	1,662	(129)	99
Consumer	(222)	303	(83)	533	336
Commercial and industrial	260	511	64	183	(118)
Single pay	—	—	—	—	(2)
Total provision for loan losses before benefit attributable to FDIC loss share agreements	1,183	1,111	2,053	588	(252)
Benefit attributable to FDIC loss share agreements:
Commercial real estate	—	—	—	—	459
Commercial real estate—construction and development	—	—	—	—	74
Residential real estate	—	—	—	23	228
Consumer	—	—	—	—	(107)
Commercial and industrial	—	—	—	—	131
Single pay	—	—	—	—	1
Total benefit attributable to FDIC loss share agreements	—	—	—	23	786
Total provision for loan losses charged to operations	1,183	1,111	2,053	611	534
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)	(786)
Reductions due to loan removals:
Commercial real estate	(1)	(19)	—	(16)	(1,024)
Commercial real estate—construction and development	—	(120)	(122)	(38)	(91)
Residential real estate	(407)	(415)	(528)	(438)	(1,500)
Consumer	—	(3)	(14)	(288)	(298)
Commercial and industrial	(315)	(577)	(157)	(119)	(426)
Single pay	—	—	—	—	(68)
Total reductions due to loan removals	(723)	(1,134)	(821)	(899)	(3,407)
Balance, end of the period	$5,064	$4,604	$4,627	$3,395	$3,706

During 2019, the valuation allowance on acquired credit impaired loans increased by $460,000, or 10.0%. This was the result of impairments of $1.2 million which were recorded through the provision for loan losses, being offset by loan removals of $723,000 due to loans being paid off, fully charged off or transferred to OREO. This compares to impairments of $1.1 million being recorded through the provision for loan losses during 2018, being partially offset by loan removals of $1.1 million due to loans being paid off, fully charged off or transferred to OREO. Impairments are recognized immediately and releases are generally spread over time.

In early 2016 and prior periods, we offset the impact of the provision established for loans acquired in our FDIC-assisted acquisition that were covered by loss share agreements, referred to as covered loans, by adjusting the related FDIC indemnification asset. However, on June 23, 2016, the Bank entered into an early termination agreement with the FDIC with respect to all of its outstanding loss share agreements. As a result, all assets previously classified as covered became uncovered, and we now recognize the full amount of future charge-offs, recoveries, gains, losses, and expenses related to these previously covered assets, as the FDIC will no longer share in these amounts.

Deposits

We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest-bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide us with “interest-free” sources of funds. Interest-bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

During 2019, all categories of deposits increased from 2018 except for savings deposits and certificates of deposit. Total deposits increased $530.2 million, or 4.6%, to $12.2 billion during 2019. Our deposit growth since December 31, 2018 included an increase in interest-bearing demand deposits of $559.3 million and noninterest-bearing transaction account deposits of $183.5 million while certificates of deposits declined $122.7 million and saving deposits declined $89.9 million. During 2019, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits), which are normally lower cost funds from certificate of deposit balances.

The following table presents total deposits for the five years at December 31:

Table 21—Total Deposits

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Demand deposits	$3,245,306	$3,061,769	$3,047,432	$2,199,046	$1,976,480
Savings deposits	1,309,896	1,399,815	1,443,918	799,615	735,961
Interest‑bearing demand deposits	5,966,496	5,407,175	5,300,108	3,461,004	3,293,942
Total savings and interest‑bearing demand deposits	7,276,392	6,806,990	6,744,026	4,260,619	4,029,903
Certificates of deposit	1,651,399	1,775,095	1,738,384	872,773	1,092,750
Other time deposits	3,999	3,079	2,924	1,985	1,295
Total time deposits	1,655,398	1,778,174	1,741,308	874,758	1,094,045
Total deposits	$12,177,096	$11,646,933	$11,532,766	$7,334,423	$7,100,428

Overall deposits grew through organic growth during 2019 from December 31, 2018. The following are key highlights regarding overall growth in total deposits:

●	Total deposits increased $530.2 million, or 4.6%, for the year ended December 31, 2019, compared to 2018, driven by organic growth as mentioned above.
●	Noninterest-bearing deposits (demand deposits) increased by $183.5 million, or 6.0%, for the year ended December 31, 2019, when compared with December 31, 2018.
●	Money market (Market Rate Checking) and other interest-bearing demand deposits (NOW, IOLTA, and others) increased $559.3 million, or 10.3%, for the year ended December 31, 2019, while savings deposits decreased $89.9 million, or 6.4%, when compared with December 31, 2018.
●	At December 31, 2019, the ratio of savings, interest-bearing, and time deposits to total deposits was 73.3%, consistent with the ratio of 73.7% at the end of 2018.

The following are key highlights regarding overall growth in average total deposits:

●	Total deposits averaged $11.9 billion in 2019, an increase of $284.5 million, or 2.5%, from 2018. This increase was driven by organic growth.
●	Average interest-bearing deposits increased by $174.2 million, or 2.1%, to $8.7 billion in 2019 compared to 2018.
●	Average noninterest-bearing demand deposits increased by $110.3 million, or 3.5%, to $3.2 billion in 2019 compared to 2018.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 22—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2019	2018	% Change
Within three months	$56,400	$60,135	(6.2)%
After three through six months	35,848	44,732	(19.9)%
After six through twelve months	103,164	123,248	(16.3)%
After twelve months	107,823	91,896	17.3%
	$303,235	$320,011	(5.2)%

Short-Term Borrowed Funds

Our short-term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements and short-term FHLB Advances. Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase in our audited financial statements provides a profile of these funds at each year-end, the average amounts outstanding during each period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date. Note 10—Other Borrowings in our audited financial statements provide provides a profile of short-term FHLB advances at each year-end, the average amounts outstanding during each period and the weighted average interest rates on year-end and average balances in each category. Short-term FHLB advances have a maturity of less than one year.

Long-Term Borrowed Funds

Our long-term borrowed funds consist of junior subordinated debt. Note 10—Other Borrowings in our audited financial statements provides a profile of these funds at each year-end, the balance at year end, the interest rate at year end and the weighted average interest rate for long-term borrowings. Each issuance of junior subordinated debt has a maturity of 30 years, but we can call the debt at any point without penalty.

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2019, shareholders’ equity was $2.4 billion, an increase of $6.7 million, or 0.3%, from at December 31, 2018. The driving factor for this increase from 2018 is net income of $186.5 million and an increase in accumulated other comprehensive income of $25.9 million mainly related to gains in our investment securities portfolio. These increases were offset in 2019 by a reduction in capital of $156.9 million from the repurchase of 2,165,000 shares of our common stock under our repurchase programs and by cash dividends paid to common shareholders of $57.7 million. At December 31, 2019, we had accumulated other comprehensive gain of $1.0 million compared to an accumulated other comprehensive loss of $24.9 million at December 31, 2018. This change was attributable to a $30.3 million, net of tax, improvement in the unrealized gain (loss) position in the available for sale securities portfolio, a $6.3 million, net of tax, improvement in the unrealized gain (loss) position related to pension plans and a $10.7 million, net of tax, decline in the unrealized gain (loss) position related to the cash flow hedges. The change in the unrealized gain (loss) position in the available for sale securities portfolio and the cash flow hedges are due to the decline in interest rates during 2019. The change in the unrealized gain (loss) position in the pension plan is due to our termination of the pension plan in the second quarter of 2019 and the recognition of the unrealized loss position into net income. Our equity-to-assets ratio decreased to 14.90% at December 31, 2019 from 16.12% at December 31, 2018. The decrease from December 31, 2018 was due to the percentage increase in equity of 0.3% being less than the percentage increase in total assets of 8.5%. This was mainly due to the reduction in equity during 2019 from our repurchase of 2,165,000 shares of common stock at a cost of $156.9 million.

In March 2017, our Board of Directors approved and reset the number of shares available to be repurchased under the 2004 Stock Repurchase Program to 1,000,000 of which all the shares were repurchased in the third and fourth quarters of 2018. On January 25, 2019, our Board of Directors approved a new program to repurchase up to 1,000,000 of our common stock, which were repurchased in the first and second quarter of 2019 at an average price of $69.89 per share (excluding commission expense) for a total of $69.9 million. In June 2019, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets (the “new Repurchase Program”). The number of shares to be purchased and the timing of the purchases during 2019 were based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of December 31, 2019, we have repurchased 1,165,000 shares at an average price of $74.72 a share (excluding sales commission) for a total of $87.1 million in common stock under the New Repurchase Program. We may repurchase up to an additional 835,000 shares of common stock under the New Repurchase Program, however, we are not obligated to repurchase any additional shares under the New Repurchase Program.

In March of 2005, the Federal Reserve Board announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s rule, which took effect in early April 2005, permitted bank holding companies to treat outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. We issued $40.0 million of these types of junior non-consolidated securities during 2005, positively impacting Tier I Capital. In November 2007, we acquired the Scottish Bank and an additional $3.0 million of non-consolidated junior subordinated debt securities. In December 2012, we acquired $9.2 million of non-consolidated junior subordinated debt securities through the Savannah Bancorp, Inc. acquisition. In July 2013, we acquired an additional $46.1 million of non-consolidated junior subordinated debt securities through the FFHI merger which we redeemed in January 2015. In January 2017, we acquired $18.5 million of non-consolidated junior subordinated debt securities through the SBFC merger and in November 2017, we acquired $40.9 million of non-consolidated junior subordinated debt securities through the PSC merger. (See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for a more detailed explanation of our trust preferred securities.)

Pursuant to the Basel III rules adopted by the bank regulatory agencies in July 2013, financial institutions with less than $15 billion in total assets may continue to include their trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any trust preferred securities issued after such date. A financial institution may continue to include its trust preferred securities in Tier 1 capital if it exceeds $15 billion in total assets through organic growth, but if it exceeds $15 billion in total assets through an acquisition or enters into an acquisition after exceeding $15 billion in total assets through organic growth, then the trust preferred securities would no longer be included in Tier 1 capital. Therefore, upon closing on the proposed merger with CenterState in 2020, our trust preferred securities of $115.8 million will no longer be included in Tier 1 capital.

Table 23—Capital Adequacy Ratios

The following table presents our consolidated capital ratios under the Basel III rules.

	December 31,
(In percent)	2019	2018	2017
Common equity Tier 1 risk-based capital	11.30	12.05	11.59
Tier 1 risk‑based capital	12.25	13.05	12.60
Total risk‑based capital	12.78	13.56	13.04
Tier 1 leverage	9.73	10.65	10.36

The Tier 1 leverage ratio decreased in 2019, compared to 2018, due to the increase in our average asset size outpacing the increase in our capital. CET1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all decreased in 2019 compared to 2018, due to the increase in our risk-based assets outpacing the increase in our capital. The lower percentage increase in our capital was mainly due to the reduction in equity from our repurchase of 2,165,000 shares of common stock at a cost of $156.9 million in 2019. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Under the Basel III rules, which became fully phased-in on January 1, 2019, South State and the Bank are required to maintain the following minimum capital levels: a CET1 risk-based capital ratio of 4.5%; a Tier 1 risk-based capital ratio of 6%; a total risk-based capital ratio of 8%; and a leverage ratio of 4%. In terms of quality of capital, Basel III emphasizes CET1 capital and implements strict eligibility criteria for regulatory capital instruments.

In addition, under the Basel III rules, in order to avoid restrictions on capital distributions and discretionary bonus payments to executives, a covered banking organization is required to maintain a “capital conservation buffer” equal to 2.5% of risk-weighted assets in addition to its minimum risk-based capital requirements. This buffer consists solely of CET1 risk-based capital, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).

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

We pay cash dividends to shareholders from funds provided mainly by dividends received from our Bank. Dividends paid by our bank are subject to certain regulatory restrictions. The approval of the SCBFI is required to pay dividends that exceed 100% of net income in any calendar year. During 2019, the Bank paid special dividends to the Company totaling $157.0 million for which SCBFI approval was required. The Bank received approval from the SCBFI in June 2019 to pay an additional $60.0 million above current year net income in dividends to the Company. These funds were used to repurchase Company stock on the open market totaling $156.9 million during 2019. No special dividend approval was needed from the SCBFI during 2018 or 2017. The Federal Reserve Board, the FDIC, and the OCC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 24—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Dividend payments to common shareholders	$57,696	$50,558	$38,623
Dividend payout ratios	30.94%	28.27%	44.11%

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

Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in Table 7, less than one percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists mostly of municipal obligations along with some paydowns of mortgage-backed securities. There is also an additional amount of securities that could be called or prepaid, as well as expected monthly paydowns of mortgage-backed securities. Normally, changes in the earning asset mix are of a longer-term nature and are not utilized for day-to-day corporate liquidity needs.

Our liabilities provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase, interest-bearing deposits at other banks and other short-term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

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

Our non-acquired loan portfolio increased by approximately $1.3 billion, or approximately 16.6%, compared to the balance at December 31, 2018. The acquired loan portfolio decreased by $962.3 million, or 31.2%, from the balance at December 31, 2018 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans that moved into our non-acquired loan portfolio.

Our investment securities portfolio increased $462.5 million in 2019 compared to the balance at December 31, 2018, as a result of our purchases of $979.1 million of investment securities as well as improvements in the market value of the portfolio of $38.9 million, partially offset by maturities, calls and paydowns of investment securities totaling $308.1 million and sales totaling $240.1 million during 2019. Net amortization of premiums was $7.3 million during 2019. We increased our investment securities strategically with the excess funds from deposit growth and the increase in other borrowings in 2019. In the first and second quarter of 2019, we also sold certain lower yielding legacy securities (mostly mortgage-backed securities) at a loss and reinvested the funds in higher yielding current market securities which also consisted mostly of mortgage-backed securities. The losses on the sales of securities of approximately $3.1 million taken in this restructuring were offset by a gain of $5.4 million that we recorded on the sale of VISA Class B shares.

Total cash and cash equivalents was $688.7 million at December 31, 2019, compared to $409.0 million at December 31, 2018. We borrowed an additional $550.0 million in FHLB advances in 2019 as well as total deposits increased $530.2 million which improved liquidity in 2019.

At December 31, 2019 and December 31, 2018, we had $0 and $7.6 million, respectively, of traditional, out-of-market brokered deposits and $45.8 million and $72.2 million, respectively, of reciprocal brokered deposits. Total deposits were $12.2 billion at December 31, 2019, up $530.2 million or 4.6% from $11.6 billion at December 31, 2018. Our deposit growth since December 31, 2018 included a $183.5 million increase in demand deposit accounts, a $309.3 million increase in savings and money market accounts and a $160.1 million increase in interest-bearing transaction accounts, partially offset by a $122.7 million decline in certificates of deposit. Other borrowings increased $549.9 million to $815.9 million at December 31, 2019, compared to 2018. Other borrowings at December 31, 2019 included $700.1 million in FHLB advances compared to $150.1 million at December 31, 2018. We had approximately $115 million in junior subordinated debt at December 31, 2019 and December 31, 2018. During the first quarter of 2019, we paid-off early the FHLB advance of $150.0 million that was outstanding at December 31, 2018 that would have matured in December 2019. We then borrowed $500 million in March 2019 and $200 million in June 2019 in 90-day fixed rate FHLB advances, which we currently plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million (4 year agreement) and $350 million (5 year agreement) to manage the interest rate risk related to these 90-day FHLB advances. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in occasional shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. At December 31, 2019, we had total federal funds credit lines of $606.0 million with no outstanding advances. If we needed additional liquidity, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio. At December 31, 2019, we had $388.1 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of 2019. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2019, we had a total FHLB credit facility of $2.5 billion with $700.1 million in outstanding advances, $63,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program, and outstanding FHLB letters of credit to secure certain public funds deposits of $231.1 million, leaving $1.6 billion in availability on the FHLB credit facility. We have a $25.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances. We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan describes several potential stages based on stressed liquidity levels. Our Board of Directors reviews liquidity benchmarks quarterly. We also review on at least an annual basis our liquidity position and our contingency funding plans with our principal banking regulators. We maintain various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, we would utilize these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged. This could increase our cost of funds, impacting our net interest margin and net interest spread.

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

Asset-Liability Management and Market Risk Sensitivity

Our earnings and the economic value of our shareholders’ equity may vary in relation to changes in interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. We use a number of methods to measure interest rate risk, including simulating the effect on earnings of fluctuations in interest rates and monitoring the present value of asset and liability portfolios under various interest rate scenarios. The earnings simulation models take into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives. While the simulation models are subject to the accuracy of the assumptions that underlie the process, we believe that such modeling provides a better illustration of the interest sensitivity of earnings than does a static or even a beta-adjusted interest rate sensitivity gap analysis. The simulation models assist in measuring and achieving growth in net interest income by providing the Asset- Liability Management Committee (“ALCO”) a reasonable basis for quantifying and managing interest rate risk. Numerous simulations incorporate an array of interest rate changes as well as projected changes in the mix and volume of balance sheet assets and liabilities. Accordingly, the simulations are considered to provide a measurement of the degree of earnings risk we have, or may incur in future periods, arising from interest rate changes or other market risk factors.

From time-to-time we enter into interest rate swaps to hedge some of our interest rate risks. For further discussion of the Company’s interest rate swaps, see Note 27—Derivative Financial Instruments in the consolidated financial statements.

Our primary management tool and policy, established by ALCO and the board of directors, is to monitor exposure to interest rate increases and decreases of 100 basis points instantaneously. Our policy guideline prescribes 10% as the maximum negative impact on net interest income over a one-year horizon associated with an instantaneous change in interest rates of 100 basis points. Our principal simulation also uses a strategy (or dynamic) balance sheet that forecasts growth, not a static or frozen balance sheet. We traditionally have maintained a risk position well within the policy guideline level. As of December 31, 2019, the earnings simulations indicated that the impact of a 100 basis point increase / decrease in rates would result in an estimated 4.92% increase (up 100) and 4.85% decrease (down 100) in net interest income as compared with a flat base case interest rate environment. These simulations in declining-rate scenarios of larger magnitude are viewed by us and many other depository institutions as being more remote and not as meaningful. We consider smaller declining rate scenarios in our overall analysis which also illustrate that we are asset sensitive. Current simulations indicate that our rate sensitivity is somewhat asset sensitive to the indicated changes in interest rates over an one-year horizon. Comparatively, as of December 31, 2018, the earnings simulations indicated that the impact of an instantaneous 100 basis point increase in rates would have resulted in an approximate 3.8% increase in net interest income—as compared with a base case interest rate environment.

The shape and non-parallel shifts of the fixed-income yield curve can also influence interest rate risk sensitivity. Therefore, we run a number of other rate scenario simulations to provide additional assessments of our interest rate risk posture. For example, in our strategy balance sheet analysis at December 31, 2019, we simulated a curve that flattens with short-term rates rising by approximately 50 basis points with other rates beyond that point rising proportionally to a level that matches the December 31, 2019 30-year yield. This resulted in estimated net interest income increasing somewhat from a base case. This is largely attributable to our position in short-term assets rising quickly in yield. A simulation of a curve that steepened, caused by a 140 basis points rise in 30-year yields, and then sloping downward proportionally to the current one-month rate, would have estimated results that were slightly more beneficial to net interest income as deposit rates would rise only modestly and longer-term loan yields (like mortgages) would increase.

In addition to simulation analysis, we use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure assumes no growth or decline in the balance sheet (no management influence) but does assume mortgage-related prepayments and certain other cash flows occur. It provides a measure of rate risk extending beyond the analysis horizon contained in the simulation analyses. The EVE model is essentially a discounted cash flow fair value of all of the Company’s tangible assets, liabilities, and derivatives. The difference represented by the present value of tangible assets minus the present value of liabilities is defined as the economic value of equity. At December 31, 2019, the Company’s ratio of EVE-to-assets was 15.5% in a current forward rate curve. In hypothetical environments where rates increased / decreased by 200 basis points instantaneously the ratio was 16.3% (up 200) and 15.2% (down 200).

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

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2019 and 2018, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have foreign loans or deposits.

Concentration of Credit Risk

Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored entity securities, tax-free securities, or other securities having ratings of “AAA” to “Not Rated”. All securities, with the exception of those that are not rated, were rated by at least one of the nationally recognized statistical rating organizations. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers’ abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Georgia and the surrounding regions.

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $375.3 million at December 31, 2019. Based on this criteria, we had four such credit concentrations at December 31, 2019, including loans on hotels and motels of $574.6 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $1.4 billion, loans on owner occupied office buildings of $380.5 million and loans to lessors of residential buildings (investment properties and multi-family) of $570.9 million. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

Banking regulators have established guidelines for the construction, land development and other land loans to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2019 and December 31, 2018, the Bank’s construction, land development and other land loans as a percentage of total risk-based capital were 68.7% and 69.5%, respectively. Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital were 225.6% and 216.0% as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 and December 31, 2018, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these commercial real estate loan ratio guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

Off-Balance Sheet Arrangements

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At December 31, 2019, the Bank had issued commitments to extend credit and standby letters of credit and financial guarantees of $2.9 billion through various types of lending arrangements. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $32.9 million at December 31, 2019. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2019. Long-term debt obligations totaling $115.9 million mostly include junior subordinated debt. Short-term debt obligations pertain to 90-day FHLB advances that we plan to continuously renew at maturity each quarter. With the FHLB advances, we entered into interest rate swap agreements with a notional amount of $350 million (4 year agreement) and $350 million (5 year agreement) to manage the interest rate risk related to these FHLB advances. Operating lease obligations of $117.3 million pertain to banking facilities. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 20 of the audited consolidated financial statements.

Table 25—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$115,936	$7	$16	$16	$115,897
Short-term debt obligations*	700,000	700,000	—	—	—
Operating lease obligations	117,254	8,077	16,567	16,388	76,222
Total	$933,190	$708,084	$16,583	$16,404	$192,119

*     Represents principal maturities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See “Asset-Liability Management and Market Risk Sensitivity” on page 85 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

South State’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of South State’s disclosure controls and procedures as of December 31, 2019, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that South State’s disclosure controls and procedures as of December 31, 2019, were effective to provide reasonable assurance regarding our control objectives.

Management’s Annual Report on Internal Control over Financial Reporting is included on page F-1 of this Report. The report of South State’s independent registered public accounting firm regarding South State’s internal control over financial reporting begins on page F-2 of this Report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of South State’s internal control over financial reporting as of December 31, 2019 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in South State’s definitive proxy statement to be filed no later than 120 days after December 31, 2019 and in connection with our 2020 Annual Meeting of Shareholders under the caption “Election of Directors,” under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Delinquent Section 16(a) Reports.” We incorporate such required information herein by reference.

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2019 and in connection with our 2020 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Deferred Compensation Plan,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” We incorporate such required information herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2019, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	176,888	$67.14	1,011,669
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 1,011,669 number of securities available for future issuance in Column C of the table above are 961,355 shares remaining for future grant from the 1,000,000 of authorized shares under our 2019 Stock Incentive Program and 50,314 shares remaining for future grant from the 363,825 of authorized shares under our 2002 Employee Stock Purchase Plan. Shares issued in respect of restricted stock and restricted stock units granted under the 2019 Stock Incentive Program count as one share for every share/unit granted under the plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

Other information required to be disclosed by this item will be disclosed under the captions “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” in our definitive proxy statement to be filed no later than 120 days after December 31, 2019 and in connection with our 2020 Annual Meeting of Shareholders. We incorporate such required other information herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed no later than 120 days after December 31, 2019 and in connection with our 2020 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in our definitive proxy statement to be filed no later than 120 days after December 31, 2019 and in connection with our 2020 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

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

In most cases, documents incorporated by reference to exhibits that have been filed with our reports or proxy statements under the Securities Exchange Act of 1934 are available to the public over the Internet from the SEC’s web site at www.sec.gov. You may also read and copy any such document at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 under our SEC file number (001-12669).

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of January 25, 2020, by and between CenterState Bank Corporation and South State Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2020) †

3.1

Amended and Restated Articles of Incorporation of South State Corporation, filed October 24, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014)

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of South State Corporation, dated October 26, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2017)

3.3	Amended and Restated Bylaws of South State Corporation, dated January 21, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2016)

4.1	Specimen South State Corporation Common Stock Certificate (incorporated by reference as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

4.2	Articles of Incorporation (included as Exhibits 3.1 and 3.2)

4.3	Bylaws (included as Exhibit 3.3)

4.4	Description of Securities

Exhibit No.	Description of Exhibit

10.1*

SCBT Financial Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2004 Annual Meeting of Shareholders)

10.2*

Second Amended and Restated Employment and Noncompetition Agreement between SCBT Financial Corporation and Robert R. Hill, Jr., dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 6, 2009)

10.3*

Second Amended and Restated Employment and Non-Competition Agreement between SCBT Financial Corporation and John C. Pollok, dated and effective as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 6, 2009)

10.4*

Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Robert R. Hill, Jr., John C. Pollok, and Joseph E. Burns effective as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2009)

10.5*

Form of Amendment to the Supplemental Executive Retirement Agreements between SCBT, N.A. and Thomas S. Camp, Richard C. Mathis, Dane H. Murray, and John F. Windley, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 6, 2009)

10.6*	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 6, 2009)

10.7*

Amended and Restated SCBT, N.A. Deferred Income Plan, executed on November 30, 2010, to be effective as of December 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010)

10.8*

Employment and Noncompetition Agreement for Renee R. Brooks, effective January 27, 2011 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2011)

10.9

Employment and Noncompetition Agreement for John S. Goettee, effective January 31, 2011 (incorporated by reference as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2019)

10.10*

Employment and Noncompetition Agreement for Greg A. Lapointe, effective January 31, 2011 (incorporated by reference as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2019)

10.11*

Employment and Noncompetition Agreement for Jonathan Kivett, effective May 7, 2018 (incorporated by reference as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2019)

10.12*

South State Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) (incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement filed in connection with its 2017 Annual Meeting of Shareholders)

Exhibit No.	Description of Exhibit
10.13*

Form of Restricted Stock Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2013)

10.14*

Form of Stock Option Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2013)

10.15*

Form of Restricted Stock Unit Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.17 to the Registrant’s Annual Report on For 10-K filed on February 22, 2019)

10.16*

Form of Performance-based Restricted Stock Agreement under the South State Corporation 2019 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8 K filed on May 1, 2019)

10.17*

Form of Time-based Restricted Stock Agreement, with nonsolicitation provisions, under the South State Corporation 2019 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8 K filed on May 1, 2019)

10.18*

Form of Time-based Restricted Stock Agreement, without nonsolicitation provisions, under the South State Corporation 2019 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8 K filed on May 1, 2019)

10.19*

SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2017) (incorporated by reference as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2018)

10.20

Credit Agreement, dated as of October 28, 2013, by and between First Financial Holdings, Inc., as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2013)

10.21

Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2014)

10.22

Amendment No. 2, dated as of November 5, 2015, executed an amendment to its credit agreement with the Lender, U.S. Bank National Association to extend its $20.0 million unsecured line of credit through November 15, 2015 (incorporated by reference to the information set forth under Item 5. Other information, of South State Corporation’s Form 10-Q, filed on November 6, 2015.

10.23

Amendment No. 3, dated as of November 16, 2015, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 20, 2015)

10.24

Amendment No. 4, dated as of November 15, 2016, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 17, 2016)

Exhibit No.	Description of Exhibit
10.25

Amendment No. 5, dated as of November 15, 2017, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017)

10.26

Amendment No. 6, dated as of November 15, 2018, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2018)

10.27

Amendment No. 7, dated as of November 15, 2019, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2019)

10.28*	Annual Incentive Plan dated March 23, 2018 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2018)

10.29*	Third Amended and Restated Employment and Noncompetition Agreement between South State Corporation and Robert R. Hill, Jr., dated January 25, 2020

10.30*	Third Amended and Restated Employment and Noncompetition Agreement between South State Corporation and John C. Pollok, dated January 25, 2020

10.31*	Employment Agreement between South State Bank and Renee R. Brooks, dated January 25, 2020

21	Subsidiaries of the Registrant

23	Consent of Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial statements from the Annual Report on Form 10-K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
†

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.4	Description of Securities

21	Subsidiaries of the Registrant

23	Consent of Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101

The following financial statements from the Annual Report on Form 10-K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 21st day of February, 2020.

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

Signature	Title	Date

/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.	Chief Executive Officer and Director	February 21, 2020

/s/ John C. Pollok	Senior Executive Vice President, Chief Financial
John C. Pollok	Officer, and Director	February 21, 2020

/s/ Keith S. Rainwater	Executive Vice President and Principal
Keith S. Rainwater	Accounting Officer	February 21, 2020

/s/ Robert R. Horger
Robert R. Horger	Chairman of the Board of Directors	February 21, 2020

/s/ James C. Cherry
James C. Cherry	Director	February 21, 2020

/s/ Jean E. Davis
Jean E. Davis	Director	February 21, 2020
/s/ Martin B. Davis
Martin B. Davis	Director	February 21, 2020

/s/ Paula Harper Bethea
Paula Harper Bethea	Director	February 21, 2020

Signature	Title	Date

/s/ Robert H. Demere, Jr.
Robert H. Demere, Jr.	Director	February 21, 2020

/s/ Cynthia A. Hartley
Cynthia A. Hartley	Director	February 21, 2020

/s/ Thomas J. Johnson
Thomas J. Johnson	Director	February 21, 2020

/s/ Grey B. Murray
Grey B. Murray	Director	February 21, 2020

/s/ James W. Roquemore
James W. Roquemore	Director	February 21, 2020

/s/ Thomas E. Suggs
Thomas E. Suggs	Director	February 21, 2020

/s/ Kevin P. Walker
Kevin P. Walker	Director	February 21, 2020

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ South State Corporation

Columbia, South Carolina

February 21, 2020

www.SouthStateBank.com

(800) 277-2175 | P.O. Box 1030 | Columbia, South Carolina | 29202-1030

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

South State Corporation

Columbia, South Carolina

Opinion on Internal Control Over Financial Reporting

We have audited South State Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, South State Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of South State Corporation as of December 31, 2019 and 2018, and for each of the years in the three years ended December 31, 2019, and our report dated February 21, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

February 21, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

South State Corporation

Columbia, South Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of South State Corporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, as we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (“ALLL”)

As described in Note 4 to the consolidated financial statements, the Company’s consolidated ALLL was $56.9 million at December 31, 2019. As described by management in Note 1, the evaluation of the ALLL is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The ALLL is evaluated on a regular basis and is based upon management’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

We identified the Company’s estimate of the ALLL as a critical audit matter. The principal considerations for our determination of the ALLL as a critical audit matter included the high degree of subjectivity in management’s judgments in determining the qualitative factors, particularly as it relates to economic, model and operational risks, and the valuation risk involved in appropriately identifying and valuing impaired loans. In addition, significant auditor effort was necessary to evaluate audit evidence, as the measurement of the ALLL model involves the accumulation of a large volume of data and interrelated inputs and assumptions.

The primary procedures we performed to address this critical audit matter included the following:

●	We tested the design and operating effectiveness of controls relating to management’s determination of the ALLL, including controls over qualitative factors, such as portfolio trends, model risk and economic conditions which are used in the calculation of the ALLL. We also tested controls over management’s credit administration function, which are designed to ensure the timely and complete identification and valuation of impaired loans, as well as controls over the accuracy and completeness of data and the calculation of the ALLL.
●	We evaluated management’s qualitative factors of economic, model and operational risk. This included testing management’s documentation of qualitative factors by agreeing support to third party data or portfolio information. Additionally, we tested such qualitative factor adjustments by considering trends in internal and external factors and the impact that those trends have on the allowance, and whether such assumptions were applied consistently period-over-period.
●	We tested management’s impaired loan specific reserve for a sample of impaired loans by reperforming management’s calculation of expected loss, which included evaluating the use of estimation methods such as discounted cash flow or collateral value. We also performed procedures over loan data to determine completeness of the impaired loan population. This included evaluating loans with significant delinquencies and comparing them to the impaired loan listing, and leveraging past due information as a criteria when selecting loan files for review.
●	We evaluated the accuracy and completeness of the ALLL model input data used in the calculation of the ALLL, which included testing the completeness of the loan population.

Acquired Loan Accounting for Credit Impaired Loans

As noted on the consolidated balance sheet, the Company had $356.8 million of acquired credit impaired loans at December 31, 2019. As described by management in Note 1 to the consolidated financial statements, acquired credit impaired loans are initially recorded at fair value with no allowance for loan losses relating to these acquired loans recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of credit impaired loans, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). Subsequent to the acquisition date, increases in cash flows expected to be received in excess of the Company’s initial estimates are reclassified from nonaccretable difference to accretable yield and are accreted into interest income on a level-yield basis over the remaining life of the loan. Decreases in cash flows expected to be collected are recognized as impairment through the provision for loan losses.

We identified acquired loan accounting for credit impaired loans as a critical audit matter. The principal considerations for our determination include the higher degree of management’s judgment applied in determining critical inputs and assumptions, including discount rates, prepayment speeds, and default rates. The matter also required an extended audit effort, including utilizing the firm’s internal valuation specialist to project future cash flows independently on a selection of loans and comparing projections to management’s estimates.

The primary procedures we performed to address this critical audit matter included the following:

●	We tested the design and operating effectiveness of controls relating to acquired loan accounting for credit impaired loans, including controls over management’s expected loss and prepayment analysis, default rate assumption comparison, and model validation.
●	On a selection of loan files, we evaluated the reasonableness of management’s assigned inputs of loss given default, risk grade and accrual status.
●	We evaluated the accuracy and completeness of loan data used in the model by reconciling source documents back to the model.
●	We tested the mathematical accuracy of
●	Assumed extensions and renewal periods in accordance with management’s methodology.
●	The Company’s expected loss (EL) percentages by pool, including the evaluation of whether the EL was correctly applied on a loan by loan level basis.
●	The quarterly recast package, including ensuring that changes in cash flows resulting in releases from nonaccretable to accretable or impairment are calculated and recorded correctly on the general ledger.
●	The calculation of accretion recognized on the acquired loan portfolio.
●	We utilized our firm’s internal valuation specialists to assist in testing by independently remodeling cash flow projections on a selection of loans and comparing the results to the Company’s model outputs.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2007.

Atlanta, Georgia

February 21, 2020

South State Corporation and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2019	2018

ASSETS
Cash and cash equivalents:
Cash and due from banks	$262,019	$251,411
Interest-bearing deposits with banks	426,685	124,895
Federal funds sold and securities purchased under agreements to resell	—	32,677
Total cash and cash equivalents	688,704	408,983
Investment securities:
Securities available for sale, at fair value	1,956,047	1,517,067
Other investments	49,124	25,604
Total investment securities	2,005,171	1,542,671
Loans held for sale	59,363	22,925
Loans:
Acquired credit impaired, net of allowance for loan losses	356,782	485,119
Acquired non-credit impaired	1,760,427	2,594,826
Non-acquired	9,252,831	7,933,286
Less allowance for non-acquired loan losses	(56,927)	(51,194)
Loans, net	11,313,113	10,962,037
Other real estate owned	11,964	11,410
Premises and equipment, net	317,321	241,076
Bank owned life insurance	234,567	230,105
Deferred tax assets	31,316	37,128
Mortgage servicing rights	30,525	34,727
Core deposit and other intangibles	49,816	62,900
Goodwill	1,002,900	1,002,900
Other assets	176,332	119,466
Total assets	$15,921,092	$14,676,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,245,306	$3,061,769
Interest-bearing	8,931,790	8,585,164
Total deposits	12,177,096	11,646,933
Federal funds purchased and securities sold under agreements to repurchase	298,741	270,649
Other borrowings	815,936	266,084
Other liabilities	256,306	126,366
Total liabilities	13,548,079	12,310,032
Shareholders’ equity:
Common stock - $2.50 par value; authorized 80,000,000 shares; 33,744,385 and 35,829,549 shares issued and outstanding, respectively	84,361	89,574
Surplus	1,607,740	1,750,495
Retained earnings	679,895	551,108
Accumulated other comprehensive income (loss)	1,017	(24,881)
Total shareholders’ equity	2,373,013	2,366,296
Total liabilities and shareholders’ equity	$15,921,092	$14,676,328

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans, including fees	$534,790	$521,478	$389,535
Investment securities:
Taxable	39,949	35,563	28,165
Tax-exempt	6,186	6,152	5,591
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	9,902	4,015	2,709
Total interest income	590,827	567,208	426,000
Interest expense:
Deposits	65,920	45,452	12,353
Federal funds purchased and securities sold under agreements to repurchase	2,627	2,356	1,080
Other borrowings	18,005	6,184	3,581
Total interest expense	86,552	53,992	17,014
Net interest income	504,275	513,216	408,986
Provision for loan losses	12,777	13,783	11,890
Net interest income after provision for loan losses	491,498	499,433	397,096
Noninterest income:
Fees on deposit accounts	75,435	81,649	80,764
Mortgage banking income	17,564	13,590	17,954
Trust and investment services income	29,244	30,229	25,401
Securities gains (losses), net	2,711	(655)	1,421
Other-than-temporary impairment losses	—	—	(753)
Recoveries on acquired loans	6,847	9,117	8,572
Other	11,764	11,819	6,670
Total noninterest income	143,565	145,749	140,029
Noninterest expense:
Salaries and employee benefits	234,747	233,130	194,446
Occupancy expense	47,457	49,165	40,925
Information services expense	35,477	34,322	25,462
OREO expense and loan related	3,242	3,510	6,721
Pension plan termination expense	9,526	—	—
Amortization of intangibles	13,084	14,209	10,353
Supplies, printing and postage expense	5,881	5,839	6,148
Professional fees	10,325	8,883	5,975
FDIC assessment and other regulatory charges	4,545	8,405	3,924
Advertising and marketing	4,309	4,221	3,963
Merger and branch consolidation related expense	4,552	29,868	44,503
Other	31,493	29,375	25,900
Total noninterest expense	404,638	420,927	368,320
Earnings:
Income before provision for income taxes	230,425	224,255	168,805
Provision for income taxes	43,942	45,384	81,251
Net income	$186,483	$178,871	$87,554
Earnings per common share:
Basic	$5.40	$4.90	$2.95
Diluted	$5.36	$4.86	$2.93
Weighted average common shares outstanding:
Basic	34,561	36,530	29,686
Diluted	34,797	36,776	29,922

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$186,483	$178,871	$87,554
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	36,211	(17,322)	(3,486)
Tax effect	(7,966)	3,843	1,329
Reclassification adjustment for (gains) losses included in net income	2,655	655	(668)
Tax effect	(584)	(145)	255
Net of tax amount	30,316	(12,969)	(2,570)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	(13,394)	42	(22)
Tax effect	2,947	(9)	9
Reclassification adjustment for gains (losses) included in interest expense	(349)	155	275
Tax effect	77	(34)	(105)
Net of tax amount	(10,719)	154	157
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	25	490	(589)
Tax effect	(5)	(108)	224
Reclassification adjustment for changes included in net income	8,053	1,187	908
Tax effect	(1,772)	(261)	(346)
Net of tax amount	6,301	1,308	197
Other comprehensive income (loss), net of tax	25,898	(11,507)	(2,216)
Comprehensive income	$212,381	$167,364	$85,338

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Gain (Loss)	Total
Balance, December 31, 2016	24,230,392	$60,576	$711,307	$370,916	$(8,211)	$1,134,588
Comprehensive income:
Net income	—	—	—	87,554	—	87,554
Other comprehensive loss, net of tax effects	—	—	—	—	(2,216)	(2,216)
Total comprehensive income						85,338
Cash dividends declared on common stock at $1.32 per share	—	—	—	(38,623)	—	(38,623)
Employee stock purchases	12,798	32	1,023	—	—	1,055
Stock options exercised	59,480	149	1,816	—	—	1,965
Restricted stock awards	21,628	53	(53)	—	—	—
Stock issued pursuant to restricted stock units	37,802	95	(95)	—	—	—
Common stock issued for Southeastern Bank Financial Corp. acquisition	4,978,338	12,446	422,163	—	—	434,609
Common stock issued for Park Sterling Corporation acquisition	7,480,343	18,701	669,865	—	—	688,566
Common stock repurchased	(61,125)	(153)	(5,359)	—	—	(5,512)
Share-based compensation expense	—	—	6,934	—	—	6,934
Balance, December 31, 2017	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income:
Net income	—	—	—	178,871	—	178,871
Other comprehensive loss, net of tax effects	—	—	—	—	(11,507)	(11,507)
Total comprehensive income						167,364
Cash dividends declared on common stock at $1.38 per share	—	—	—	(50,557)	—	(50,557)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	2,947	(2,947)	—
Employee stock purchases	18,110	45	1,286	—	—	1,331
Stock options exercised	33,424	84	948	—	—	1,032
Restricted stock awards	4,069	10	(10)	—	—	—
Stock issued pursuant to restricted stock units	39,541	99	(99)	—	—	—
Common stock repurchased - buyback plan	(1,000,000)	(2,500)	(65,904)	—	—	(68,404)
Common stock repurchased	(25,251)	(63)	(2,110)	—	—	(2,173)
Share-based compensation expense	—	—	8,783	—	—	8,783
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income:
Net income	—	—	—	186,483	—	186,483
Other comprehensive income, net of tax effects	—	—	—	—	25,898	25,898
Total comprehensive income						212,381
Cash dividends declared at $1.67 per share	—	—	—	(57,696)	—	(57,696)
Employee stock purchases	21,100	53	1,341	—	—	1,394
Stock options exercised	36,978	92	1,138	—	—	1,230
Restricted stock awards	5,889	15	(15)	—	—	—
Stock issued pursuant to restricted stock units	51,543	129	(129)	—	—	—
Common stock repurchased - buyback plan	(2,165,000)	(5,413)	(151,532)	—	—	(156,945)
Common stock repurchased	(35,674)	(89)	(2,397)	—	—	(2,486)
Share-based compensation expense	—	—	8,839	—	—	8,839
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,

	2019	2018	2017
Cash flows from operating activities:
Net income	$186,483	$178,871	$87,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,121	35,696	28,704
Provision for loan losses	12,777	13,783	11,890
Deferred income taxes	(1,492)	15,176	5,640
Revision of provisional amount related to the revaluation of deferred taxes from the Tax Reform Act	—	(991)	26,558
Other-than-temporary impairment on securities	—	—	753
(Gains) losses on sale of securities, net	(2,711)	655	(1,421)
Share-based compensation expense	8,839	8,783	6,934
Accretion of discount related to performing acquired loans	(12,986)	(27,756)	(15,893)
Loss on disposal of premises and equipment	3,617	1,568	177
(Gains) losses on sale of OREO	178	(1,969)	101
Net amortization of premiums on investment securities	7,260	7,567	6,853
OREO write downs	1,193	1,420	2,249
Fair value adjustment for loans held for sale	(1,057)	(521)	752
Originations and purchases of loans held for sale	(860,092)	(631,328)	(682,403)
Proceeds from sales of loans	824,712	679,811	745,871
Net change in:
Accrued interest receivable	(777)	(3,269)	(2,198)
Prepaid assets	(2,411)	1,951	6
Operating Leases	1,457	—	—
Miscellaneous other assets	(44,767)	(1,168)	(32,324)
Accrued interest payable	197	1,930	(948)
Accrued income taxes	(8,536)	143	1,959
Miscellaneous other liabilities	36,023	3,359	7,076
Net cash provided by operating activities	181,028	283,711	197,890
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	242,733	73,054	374,938
Proceeds from maturities and calls of investment securities held to maturity	—	2,530	3,570
Proceeds from maturities and calls of investment securities available for sale	308,109	224,713	235,757
Proceeds from sales of other investment securities	45	15,938	15,302
Purchases of investment securities available for sale	(955,505)	(191,313)	(241,274)
Purchases of other investment securities	(23,566)	(18,494)	(4,553)
Net increase in loans	(363,446)	(391,428)	(636,836)
Net cash received from acquisitions	—	—	185,163
Recoveries of loans previously charged off	3,914	3,300	3,430
Purchases of premises and equipment	(15,798)	(14,538)	(15,163)
Proceeds from sale of OREO	8,450	13,943	18,751
Proceeds from sale of premises and equipment	11	146	15
Net cash used in investing activities	(795,053)	(282,149)	(60,900)
Cash flows from financing activities:
Net increase in deposits	530,163	114,779	226,045
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	28,092	(16,208)	(27,930)
Proceeds from other borrowings	700,001	590,001	100,000
Repayment of other borrowings	(150,007)	(540,007)	(390,811)
Common stock issuance	1,394	1,331	1,055
Common stock repurchases	(159,431)	(70,577)	(5,512)
Dividends paid on common stock	(57,696)	(50,557)	(38,623)
Stock options exercised	1,230	1,032	1,965
Net cash provided by (used in) financing activities	893,746	29,794	(133,811)
Net increase in cash and cash equivalents	279,721	31,356	3,179
Cash and cash equivalents at beginning of period	408,983	377,627	374,448
Cash and cash equivalents at end of period	$688,704	$408,983	$377,627
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$86,355	$52,062	$17,962
Income taxes	$55,674	$31,941	$48,028
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$82,160	$—	$—
Recognition of operating lease assets in exchange for lease liabilities	$10,239	$—	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$(7,247)	$4,900,334
Other intangible assets acquired	—	3,321	44,295
Liabilities assumed	—	(612)	4,477,801
Net identifiable assets acquired over liabilities assumed	—	(3,314)	466,828
Common stock issued in acquisition	—	—	1,123,175
Loans sold that have not settled	—	—	28,663
Real estate acquired in full or in partial settlement of loans	8,666	13,391	11,558

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

South State Corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, South State Bank (the “Bank”). The Bank operates South State Advisory, Inc. (formerly First Southeast 401k Fiduciaries, Inc.), a wholly-owned registered investment advisor. We merged Minis & Co., Inc., another registered investment advisor that was wholly-owned by the Bank, with and into South State Advisory, Inc. effective January 1, 2019. We will continue to use the name Minis & Company as a Doing Business As (DBA) going forward. The Bank provides general banking services within 29 counties in South Carolina, 9 counties in North Carolina, 17 counties in Georgia and four counties in Virginia. The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America (‘U.S. GAAP”). There are 13 unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate $115.0 million of trust preferred securities, including: SCBT Capital Trust I at $12.0 million; SCBT Capital Trust II at $8.0 million; SCBT Capital Trust III at $20.0 million; TSB Statutory Trust I at $3.0 million; SAVB Capital Trust I at $6.0 million; SAVB Capital Trust II at $4.0 million; Southeastern Bank Financial Statutory Trust I at $10.0 million; Southeastern Bank Financial Statutory Trust II at $10.0 million; Provident Community Bancshares Capital Trust I at $4.0 million; FCRV Statutory Trust I at $5.0 million; Community Capital Statutory Trust I at $10.0 million; CSBC Statutory Trust I at $15.0 million and Provident Community Bancshares Capital Trust II at $8.0 million.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, loss estimates related to loans and other real estate acquired, evaluating other-than-temporary impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets

In connection with the determination of the allowance for loan losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from actual loss experience ratios, loan types, loan volume, economic conditions and industry standards. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiary’s allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Concentrations of Credit Risk

The Company’s subsidiary grants agribusiness, commercial, and residential loans to customers throughout South Carolina, North Carolina, Virginia and Georgia. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers’ abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Virginia, Georgia and the surrounding regions.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $375.3 million at December 31, 2019. Based on this criteria, the Company had four such credit concentrations at December 31, 2019, including loans on hotels and motels of $574.6 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $1.4 billion, loans on owner occupied office buildings of $380.5 million and loans to lessors of residential buildings (investment properties and multi-family) of $570.9 million. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ALLL methodology.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest bearing deposits with banks, purchases of securities under agreements to resell, and federal funds sold. Due from bank balances are maintained at other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may, from time to time, have longer terms.

The Company enters from time to time into purchases of securities under agreements to resell substantially identical securities typically for the purpose of obtaining securities on a short-term basis for collateralizing certain customer deposit relationships. Securities purchased under agreements to resell during December 31, 2019 and 2018 consisted of U.S. government-sponsored entities and agency mortgage-backed securities. It is the Company’s policy to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. Historically, these agreements were considered to be cash equivalents with maturities of three months or less. The Company held no securities under agreements to resell at December 31, 2019.

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

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses realized on sales of securities available for sale are determined using the specific identification method. The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating OTTI losses, management considers: (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, and (5) the anticipated outlook for changes in the general level of interest rates. (see Note 3—Investment Securities).

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

We place non-acquired loans and acquired non-credit impaired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due. Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.

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

The allowance consists of general and specific reserves. The general reserves are determined, for loans not identified as impaired, by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The specific reserves are determined, for impaired loans, on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Management evaluates nonaccrual loans and TDRs regardless of accrual status to determine whether or not they are impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company requires updated appraisals on at least an annual basis for impaired loans that are collateral dependent. Generally, the need for specific reserve is evaluated on impaired loans, and once a specific reserve is established for a loan, a charge off of that amount occurs in the quarter subsequent to the establishment of the specific reserve.

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

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools within the following loan categories: commercial real estate, commercial real estate—construction and development, residential real estate, consumer, commercial and industrial, and single pay. Single pay loans consist of those instruments for which repayment of principal and interest is expected at maturity.

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

The adoption of the new standard had a material impact on our consolidated balance sheet, with the recording of ROU asset and lease liability of $82.2 million at the commencement date of January 1, 2019. We did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. As of December 31, 2019, we had ROU assets of $87.4 million recorded within premises and equipment on the balance sheet and a lease liability of $88.8 million recorded within other liabilities on the balance sheet. The adoption of ASC Topic 842 did not have a material impact on our consolidated income statement.

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

The Company evaluated the carrying value of goodwill as of April 30, 2019, its annual test date, and determined that no impairment charge was necessary. Our stock price has historically traded above its book value and tangible book value. Based on the updated analysis of goodwill as of April 30, 2019 and the fact that our stock price has traded above book value during the third and fourth quarter of 2019, we believe there is no impairment of goodwill as of December 31, 2019. Should our future earnings and cash flows decline, discount rates increase, and/or the market value of our stock decreases, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, included in core deposit and other intangibles, are amortized over the estimated useful lives of the deposit accounts acquired (generally 10 to 13 years) on either (1) the straight-line method or (2) an accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

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

The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset’s future cash flows utilizing estimated market-based prepayment rates and discount rates, interest rates and other economic factors and assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period in the Consolidated Statements of Income. The Company also uses derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its MSRs.

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

The Company packages most of the 30 year fixed rate conforming mortgage loans as securities to investors issued through Fannie Mae and sold to third-party investors or sells them to satisfy cash forward mandatory commitments to Fannie Mae. The Company records loan securitizations or cash forwards as a sale when the transferred loans are legally isolated from its creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations and cash forwards depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. The Company generally retains mortgage servicing rights on residential mortgage loans sold in the secondary market. Loans transferred to “held-for-sale” with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third-party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third-party investors are included in mortgage banking income in the Consolidated Statements of Income.

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

The Company adopted ASU Topic 606 using the retrospective transition approach which requires restatement of prior periods. We selected this method even though there were no material changes in the timing of revenue recognition due to the fact that ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. We did restate prior periods for this reclassification. For years 2019, 2018, and 2017, gross interchange and debit card transaction fees totaled $24.5 million, $33.0 million and $35.6 million, respectively while related network costs totaled $11.9 million, $12.1 million and $9.1 million, respectively. On a net basis we reported $12.6 million, $20.9 million and $26.5 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income for the years ended December 31, 2019, 2018, and 2017. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard. When applying the retrospective approach under ASU Topic 606, the Company has elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to ASU Topic 606 involve income derived from contracts with customers. Within the scope of ASU Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets. Through our wholly owned subsidiaries, the Bank, and South State Advisory, Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $29.2 million and $30.2 million for the years ended December 31, 2019 and 2018. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is $76.4 million and $82.6 million for the years ended December 31, 2019 and 2018. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers which generates revenue for which the revenue recognition standard applies consists of approximately 731,000 active contracts at December 31, 2019. We have disaggregated revenue according to the timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $104.3 million and $113.6 million for the years ended December 31, 2019 and 2018. Total revenue derived from contracts in which services are transferred over time was $19.0 million and $19.2 million for the years ended December 31, 2019 and 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Consolidated Statements of Comprehensive Income on page F-9).

Employee Benefit Plans

The Company’s defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 16 for information regarding the defined benefit pension plan and Note 17 for information regarding our post-retirement benefit plans. The expected costs of the plans are being expensed over the period that employees provide service.

The Employee Stock Purchase Plan (“ESPP”) allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 18 for the amount the Company recognized as expense for the years ended December 31, 2019, 2018 and 2017.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts. As of December 31, 2019 and 2018, there were no material accruals for uncertain tax positions. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi. Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2016.

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock and restricted stock units (non-vested shares), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options and warrants, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

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

The Company’s risk management strategy also incorporates the use of interest rate swap contracts that help in managing interest rate risk within the loan portfolio and foreign currency exchange. These derivatives are not designated as hedges and are not speculative, and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings (See Note 27 – Derivative Financial Instruments).

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

The Company’s derivative activities are monitored by its Asset-Liability Management Committee as part of that committee’s oversight of the Company’s asset/liability and treasury functions. The Company’s Asset-Liability Management Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

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

Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 842 related to leases. ASC Topic 842 applies a right-of-use, which we refer to herein as ROU, model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification. In July 2018, ASU 2018-11 - Targeted Improvements - Leases (Topic 842) (“ASU 2018-11”) was issued which provided targeted improvements related to ASC Topic 842. ASU 2018-11 updates the new lease standard ASC Topic 842 by providing another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date instead of at the beginning of the earliest period presented in the financial statements as required in the original pronouncement. ASU 2018-11 also provides updated guidance for lessors related to separating lease and nonlease components in a contract and allocating the consideration in the contract to the separate components. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors (“ASU 2018-20”). ASU 2018-20 updates the new lease standard ASC Topic 842 by addressing several issues related to lessors which should reduce lessors’ implementation and ongoing costs related to the new lease standard. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements (“ASU 2019-01”). ASU 2019-01 provides clarification on several issues related to ASC Topic 842. None of these issues had a material effect on our financial statements. For public business entities, the amendments in ASU 2016-02, ASU 2018-11, ASU 2018-20 and ASU 2019-01 are effective for interim and annual periods beginning after December 15, 2018. In transition, lessees and lessors have the choice to recognize and measure leases at the beginning of the earliest period presented in financials using a modified retrospective approach or to allow the entity to recognize and measure leases as of the adoption date and not in comparative periods. We chose the option to recognize and measure leases as of the adoption date and not in comparative periods. See Note 1 – Summary of Significant Accounting Policies and Note 20 – Lease Commitments for further discussion around the adoption of these standards related to leases. On January 1, 2019, we recorded a ROU asset and a lease liability of approximately $82.2 million. The guidance did not have a material impact on our consolidated income statement.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40) (“ASU 2018-15”). This ASU clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued in April 2015. Specifically, ASU 2018-15 “align[s] the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).” This ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. An entity would expense the capitalized implementation costs related to a hosting arrangement that is a service contract over the hosting arrangement’s term, which comprises the arrangement’s noncancelable term and any renewal options whose exercise is reasonably certain. The expense would be presented in the same line item in the statement of income as that in which the fee associated with the hosting arrangement is presented. For public business entities, the amendments in ASU 2018-15 are effective for interim and annual periods beginning after December 15, 2019 and an entity has the option of using either a retrospective or prospective transition method. Early adoption is permitted. We early adopted this standard as of January 1, 2019, but it did not have a material impact on our consolidated financial statements. There were $1.3 million in capitalized implementation costs in 2019 related to internal use software of which $1.1 million was related to a new commercial loan platform and $171,000 was related to a front capture software product for administering customer banking transactions at branch locations. These costs are being held in a suspense account classified as other assets on the balance sheet until the project is complete when they will then begin to be depreciated.

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

Issued But Not Yet Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying the amending existing guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The amendments in this update related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. We do not believe this update will have a material impact on our consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815. This update, related to ASU 2016-01, clarifies certain aspects brought to the Account Standards Board attention by stakeholders related to these ASUs, but does not change the core principles of these standards. The areas of improvement clarified in this update are related to 1) Expected recoveries for purchased financial assets with credit deterioration, 2) Transition relief for troubled debt restructurings, 3) Disclosures related to accrued interest receivables, 4) Financial assets secured by collateral maintenance provisions and 5) Conforming amendment to Subtopic 805-20. This clarifications will be adopted in the first quarter of 2020 when the overall standard will be adopted. This clarification related to ASU 2016-13 is still being evaluated as are the effects of the overall standard on our consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update related to ASU 2016-01, ASU 2017-12 and ASU 2016-13 clarifies certain aspects brought to the Account Standards Board attention by stakeholders related to these ASUs, but does not change the core principles of these standards. The clarifications related to ASU 2016-01 and 2017-12 were be adopted the second quarter of 2019 since these standards have already been adopted. The clarifications related to ASU 2016-13 will be adopted in the first quarter of 2020 when the overall standard will be adopted. The clarification related to ASU 2016-01 and ASU 2017-12 did not have a material impact on our consolidated financial statements. The clarification related to ASU 2016-13 is still being evaluated as are the effects of the overall standard on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820 related to Fair Value Measurement on the basis of the concepts in the FASB Concepts Statement Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted upon issuance of this ASU, including in any interim period for which financial statements have not yet been issued or made available for issuance. Entities making this election are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until their effective date. The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirement additions. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by the ASU must be applied retrospectively to all periods presented. We do not believe this will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The amendments should be adopted prospectively and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not believe it will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance for credit losses (“ACL”) that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration. We do not expect this standard to have a material impact on our investment securities portfolio at implementation. ASU 2016-13 also will require enhanced disclosures.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We have adopted the new standard as of January 1, 2020. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A cross-functional working group comprised of individuals from credit administration, risk management, accounting and finance, information technology, among others were in place to implement and develop the data, forecast, processes, and portfolio segmentation that are used in the models that estimate the expected credit loss for our ten loan segments. Estimating the ACL involves a high degree of management judgment and our process for determining an appropriate ACL may result in a range of estimates for expected credit losses. Our ACL will be management’s best estimate within the range of expected credit losses. We have determined a baseline model result for each loan segment based upon our 10 years of historical losses. All credit models and the aggregator model have been validated and approved for use by the Model Risk Management Committee of the Company. Management should consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the models developed to estimate losses. As a result, Management has developed a qualitative framework and has considered certain qualitative factors that are relevant to the estimate as of January 1, 2020. The Company has implemented a third party vendor solution (aggregator model) to assist us in aggregating the results of the credit models and provide us with macroeconomic forecasts for our loan portfolio markets. This standard requires estimating projected lifetime credit losses based on information about past events, including historical experience, current conditions, reasonable and supportable macro-economic forecast assumptions and certain management judgements over the life of the loans.  Under our baseline scenario, we currently estimate that our allowance under CECL will be in a range of $105 million to $120 million, including the liability for unfunded commitments, increasing roughly $35 million to $50 million. The estimated decline in equity, net of tax, will range from $33.5 million to $45.2 million. This estimate is influenced by the composition, characteristics and quality of our loan portfolio, as well as the economic conditions and forecasts as of each reporting period. These economic conditions and forecasts could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio.

Note 2—Mergers and Acquisitions

The following are business combinations which have occurred over the past three years:

●	Park Sterling Corporation (“PSC” or “Park”) – November 30, 2017 – Whole bank acquisition
●	Southeastern Bank Financial Corporation (“SBFC” or “Southeastern”) – January 3, 2017 – Whole bank acquisition

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

The following table discloses the impact of the mergers (excluding the impact of merger-related expenses and of the revaluation of the net deferred tax asset due to the Tax Reform Act) with SBFC since the acquisition on January 3, 2017 through December 31, 2017 and with PSC since the acquisition on November 30, 2017 through December 31, 2017. The table also presents certain pro forma information as if SBFC and PSC had been acquired on January 1, 2017. These results combine the historical results of SBFC and PSC in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. The Company could not reasonably disclose the impact of the mergers with SBFC and PSC on the year ended December 31, 2018. During 2018, the assets and liabilities of SBFC and PSC became fully integrated into the Company to the point where it became impracticable to be able to break out the individual effects from each merger on the Company’s income statement.

Merger-related costs of $50.0 million from the SBFC and PSC acquisitions were incurred during the year ended December 31, 2017, and were excluded from pro forma information below. In addition, no adjustments have been made to the pro formas to eliminate the provision for loan losses for the years ended December 31, 2017 of SBFC and PSC in the amount of $325,000. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by SBFC and PSC in either the years ended December 31, 2017. The pro forma net adjusted income available to the common shareholder for December 31, 2017 includes the Company’s $26.6 million of income tax expense recorded as a result of the revaluation of the Company’s net deferred tax asset in connection with the Tax Reform Act signed into law during 2017. Expenses related to systems conversions and other costs of integration were recorded during 2018 for the PSC merger. During 2018, the Company achieved further operating cost savings and other business synergies as a result of the acquisitions which were not reflected in the pro forma amounts below:

	SBFC	PSC
	Actual since	Actual since
	Acquisition	Acquisition	Pro Forma
	(January 3, 2017 through	(November 30, 2017 through	Year Ended
(Dollars in thousands)	December 31, 2017)	December 31, 2017)	December 31, 2017
Total revenues (net interest income plus noninterest income)	$67,823	$14,052	$690,716
Net adjusted income available to the common shareholder	$25,790	$4,829	$146,821

Note 3—Investment Securities

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2019:
Government-sponsored entities debt*	$25,356	$585	$—	$25,941
State and municipal obligations	204,150	5,029	(764)	208,415
Mortgage-backed securities**	1,711,257	14,209	(3,775)	1,721,691
	$1,940,763	$19,823	$(4,539)	$1,956,047
December 31, 2018:
Government-sponsored entities debt*	$48,982	$21	$(752)	$48,251
State and municipal obligations	200,184	1,709	(1,125)	200,768
Mortgage-backed securities**	1,291,484	697	(24,133)	1,268,048
	$1,540,650	$2,427	$(26,010)	$1,517,067

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
December 31, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124
December 31, 2018:
Federal Home Loan Bank stock	$19,524
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$25,604

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2019, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at December 31, 2019 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities
	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$7,267	$7,315
Due after one year through five years	54,662	55,286
Due after five years through ten years	442,830	447,167
Due after ten years	1,436,004	1,446,279
	$1,940,763	$1,956,047

The following table summarizes information with respect to sales of available-for-sale securities:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Securities Available for Sale:
Sale proceeds	$242,733	$73,054	$374,938
Gross realized gains	$6,030	$31	$1,832
Gross realized losses	(3,319)	(686)	(411)
Net realized gain	$2,711	$(655)	$1,421

There was a net realized gain of $2.7 million on the sale of securities for the year ended December 31, 2019, respectively, compared to a net realized loss of $655,000 for the year ended December 31, 2018, respectively. The net realized gain of $2.7 million for the year ended December 31, 2019 includes net realized gains totaling $5.4 million from the sale of VISA Class B shares in the first and second quarters of 2019. If the gains from the VISA Class B share are excluded in 2019, the Company would have had a net realized loss of $2.7 million on the sale of available for sale securities for the year ended December 31, 2019.

There were no sales of held-to-maturity securities for year ended December 31, 2019, 2018 or 2017.

The Company had 143 securities with gross unrealized losses at December 31, 2019. Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2019:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	764	42,070	—	—
Mortgage-backed securities	2,422	461,658	1,353	141,982
	$3,186	$503,728	$1,353	$141,982
December 31, 2018:
Securities Available for Sale
Government-sponsored entities debt	$100	$10,571	$652	$32,959
State and municipal obligations	760	40,387	365	14,231
Mortgage-backed securities	5,182	405,055	18,951	755,223
	$6,042	$456,013	$19,968	$802,413

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

The unrealized loss position of the debt securities decreased during 2019 from the unrealized loss position in 2018. This change was primarily related to the drop in both short and long term interest rates during the year. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2019. Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

At December 31, 2019 and 2018, investment securities with a carrying value of $726.1 million and $888.8 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2019 and 2018, the carrying amount of the securities pledged to collateralize repurchase agreements was $242.2 million and $205.3 million, respectively.

Note 4 - Loans and Allowance for Loan Losses

The following is a summary of non-acquired loans:

	December 31,
(Dollars in thousands)	2019	2018
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$968,360	$841,445
Commercial non-owner occupied	1,811,138	1,415,551
Total commercial non-owner occupied real estate	2,779,498	2,256,996
Consumer real estate:
Consumer owner occupied	2,118,839	1,936,265
Home equity loans	518,628	495,148
Total consumer real estate	2,637,467	2,431,413
Commercial owner occupied real estate	1,784,017	1,517,551
Commercial and industrial	1,280,859	1,054,952
Other income producing property	218,617	214,353
Consumer	538,481	448,664
Other loans	13,892	9,357
Total non-acquired loans	9,252,831	7,933,286
Less allowance for loan losses	(56,927)	(51,194)
Non-acquired loans, net	$9,195,904	$7,882,092

The above table includes deferred fees, net of deferred costs, totaling $751,000 and $697,000 at December 31, 2019 and 2018, respectively.

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of the related discount:

	December 31,
(Dollars in thousands)	2019	2018
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$33,569	$165,070
Commercial non-owner occupied	447,441	679,253
Total commercial non-owner occupied real estate	481,010	844,323
Consumer real estate:
Consumer owner occupied	496,431	628,813
Home equity loans	188,732	242,425
Total consumer real estate	685,163	871,238
Commercial owner occupied real estate	307,193	421,841
Commercial and industrial	101,880	212,537
Other income producing property	95,697	133,110
Consumer	89,484	111,777
Other	—	—
Acquired non-credit impaired loans	$1,760,427	$2,594,826

In accordance with FASB ASC Topic 310-30, the Company aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below.

The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount:

	December 31,
(Dollars in thousands)	2019	2018
Acquired credit impaired loans:
Commercial real estate	$130,938	$196,764
Commercial real estate—construction and development	25,032	32,942
Residential real estate	163,359	207,482
Consumer	35,488	42,492
Commercial and industrial	7,029	10,043
Acquired credit impaired loans	361,846	489,723
Less allowance for loan losses	(5,064)	(4,604)
Acquired credit impaired loans, net	$356,782	$485,119

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

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of total acquired credit impaired loans as of December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Contractual principal and interest	$452,818	$626,691
Non-accretable difference	(13,938)	(24,818)
Cash flows expected to be collected	438,880	601,873
Accretable yield	(82,098)	(116,754)
Carrying value	$356,782	$485,119

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

The following are changes in the carrying value of acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$485,119	$618,803
Net reductions for payments, foreclosures, and accretion	(127,877)	(133,707)
Change in the allowance for loan losses on acquired loans	(460)	23
Balance at end of period, net of allowance for loan losses on acquired credit impaired loans	$356,782	$485,119

The following are changes in the carrying amount of accretable yield for acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Balance at beginning of period	$116,754	$133,096	$155,379
Addition from the PSC acquisition	—	—	4,910
Park Sterling Corporation ("Park Sterling") acquisition Day 1 adjustment	—	(1,460)	8,829
Contractual interest income	(26,515)	(33,115)	(36,690)
Accretion on acquired credit impaired loans	(17,813)	(19,004)	(20,841)
Reclass of nonaccretable difference due to improvement in expected cash flows	9,826	37,501	21,987
Other changes, net	(154)	(264)	(478)
Balance at end of period	$82,098	$116,754	$133,096

The table above reflects the changes in the carrying amount of accretable yield for the acquired credit impaired loans and shows both the contractual interest income and incremental accretion for each year. In 2019, the accretable yield balance declined by $34.7 million as total contractual interest and accretion income of $44.3 million was recognized. This was partially offset by improved expected cash flows of $9.8 million. The improved cash flows for previous years were adjusted to accurately reflect the split between income types.

As of December 31, 2019, the table above excludes $1.8 billion ($1.8 billion in contractual principal less a $20.3 million discount) in acquired loans which are accounted for under FASB ASC Topic 310-20. These loans were identified as either performing with no discount related to the credit or as a revolving lines of credit (commercial or consumer) at acquisition. As of December 31, 2018, the balance of these acquired loans totaled $2.6 billion ($2.6 billion in contractual principal less a $33.4 million remaining discount).

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

An aggregated analysis of the changes in allowance for loan losses is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Year Ended December 31, 2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(6,917)	(2,858)	—	(9,775)
Recoveries of loans previously charged off	3,367	547	—	3,914
Net charge-offs	(3,550)	(2,311)	—	(5,861)
Provision for loan losses charged to operations	9,283	2,311	1,183	12,777
Reduction due to loan removals	—	—	(723)	(723)
Balance at end of period	$56,927	$—	$5,064	$61,991
Year Ended December 31, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(6,012)	(2,214)	—	(8,226)
Recoveries of loans previously charged off	2,995	305	—	3,300
Net charge-offs	(3,017)	(1,909)	—	(4,926)
Provision for loan losses charged to operations	10,763	1,909	1,111	13,783
Reduction due to loan removals	—	—	(1,134)	(1,134)
Balance at end of period	$51,194	$—	$4,604	$55,798
Year Ended December 31, 2017:
Balance at beginning of period	$36,960	$—	$3,395	$40,355
Loans charged-off	(5,149)	(1,630)	—	(6,779)
Recoveries of loans previously charged off	2,953	477	—	3,430
Net charge-offs	(2,196)	(1,153)	—	(3,349)
Provision for loan losses charged to operations	8,684	1,153	2,053	11,890
Reduction due to loan removals	—	—	(821)	(821)
Balance at end of period	$43,448	$—	$4,627	$48,075

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing		Other
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Loans	Total
Year Ended December 31, 2019:
Allowance for loan losses:
Balance at beginning of period	$5,682	$8,754	$9,369	$11,913	$3,434	$7,454	$1,446	$3,101	$41	$51,194
Charge-offs	(78)	(3)	(87)	(50)	(203)	(622)	(31)	(5,843)	—	(6,917)
Recoveries	1,016	76	174	213	265	351	94	1,178	—	3,367
Provision (benefit)	(516)	1,872	1,125	520	(308)	1,156	(173)	5,511	96	9,283
Balance at end of period	$6,104	$10,699	$10,581	$12,596	$3,188	$8,339	$1,336	$3,947	$137	$56,927
Loans individually evaluated for impairment	$617	$—	$24	$102	$132	$366	$50	$55	$—	$1,346
Loans collectively evaluated for impairment	$5,487	$10,699	$10,557	$12,494	$3,056	$7,973	$1,286	$3,892	$137	$55,581
Loans:
Loans individually evaluated for impairment	$35,201	$379	$6,575	$5,141	$2,461	$6,578	$2,024	$173	$—	$58,532
Loans collectively evaluated for impairment	933,159	1,810,759	1,777,442	2,113,698	516,167	1,274,281	216,593	538,308	13,892	9,194,299
Total non-acquired loans	$968,360	$1,811,138	$1,784,017	$2,118,839	$518,628	$1,280,859	$218,617	$538,481	$13,892	$9,252,831
Year Ended December 31, 2018:
Allowance for loan losses:
Balance at beginning of period	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Charge-offs	(76)	—	(659)	(80)	(215)	(500)	(2)	(4,480)	—	(6,012)
Recoveries	1,340	11	145	132	279	256	21	811	—	2,995
Provision (benefit)	(1,503)	2,218	1,755	2,193	120	2,210	52	3,982	(264)	10,763
Balance at end of period	$5,682	$8,754	$9,369	$11,913	$3,434	$7,454	$1,446	$3,101	$41	$51,194
Loans individually evaluated for impairment	$788	$70	$27	$41	$142	$416	$142	$2	$—	$1,628
Loans collectively evaluated for impairment	$4,894	$8,684	$9,342	$11,872	$3,292	$7,038	$1,304	$3,099	$41	$49,566
Loans:
Loans individually evaluated for impairment	$37,913	$1,025	$4,142	$6,761	$2,826	$1,291	$2,872	$188	$—	$57,018
Loans collectively evaluated for impairment	803,532	1,414,526	1,513,409	1,929,504	492,322	1,053,661	211,481	448,476	9,357	7,876,268
Total non-acquired loans	$841,445	$1,415,551	$1,517,551	$1,936,265	$495,148	$1,054,952	$214,353	$448,664	$9,357	$7,933,286
Year Ended December 31, 2017:
Allowance for loan losses:
Balance at beginning of period	$4,091	$4,980	$8,022	$7,820	$3,211	$4,842	$1,542	$2,350	$102	$36,960
Charge-offs	(546)	—	—	(185)	(330)	(776)	(51)	(3,261)	—	(5,149)
Recoveries	968	132	220	306	210	343	85	689	—	2,953
Provision (benefit)	1,408	1,413	(114)	1,727	159	1,079	(201)	3,010	203	8,684
Balance at end of period	$5,921	$6,525	$8,128	$9,668	$3,250	$5,488	$1,375	$2,788	$305	$43,448
Loans individually evaluated for impairment	$1,063	$125	$64	$37	$135	$15	$178	$7	$—	$1,624
Loans collectively evaluated for impairment	$4,858	$6,400	$8,064	$9,631	$3,115	$5,473	$1,197	$2,781	$305	$41,824
Loans:
Loans individually evaluated for impairment	$43,230	$1,375	$5,642	$5,632	$3,011	$1,156	$3,138	$239	$—	$63,423
Loans collectively evaluated for impairment	787,645	1,007,518	1,257,134	1,524,628	434,631	814,031	190,709	378,746	33,690	6,428,732
Total non-acquired loans	$830,875	$1,008,893	$1,262,776	$1,530,260	$437,642	$815,187	$193,847	$378,985	$33,690	$6,492,155

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Other	Total
Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(44)	—	(786)	(6)	(263)	(1,289)	(26)	(444)	—	(2,858)
Recoveries	3	—	—	26	206	190	71	51	—	547
Provision (benefit)	41	—	786	(20)	57	1,099	(45)	393	—	2,311
Balance, December 31, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	33,569	447,441	307,193	496,431	188,732	101,880	95,697	89,484	—	1,760,427
Total acquired non-credit impaired loans	$33,569	$447,441	$307,193	$496,431	$188,732	$101,880	$95,697	$89,484	$—	$1,760,427

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(107)	—	(28)	(70)	(436)	(1,108)	—	(465)	—	(2,214)
Recoveries	8	—	—	64	102	63	—	68	—	305
Provision (benefit)	99	—	28	6	334	1,045	—	397	—	1,909
Balance, December 31, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	165,070	679,253	421,841	628,813	242,425	212,537	133,110	111,777	—	2,594,826
Total acquired non-credit impaired loans	$165,070	$679,253	$421,841	$628,813	$242,425	$212,537	$133,110	$111,777	$—	$2,594,826

Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(82)	—	—	(150)	(859)	(71)	—	(468)	—	(1,630)
Recoveries	4	—	2	41	393	6	8	23	—	477
Provision (benefit)	78	—	(2)	109	466	65	(8)	445	—	1,153
Balance, December 31, 2017	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	403,357	817,166	521,818	710,611	320,591	398,696	196,669	137,710	1,289	3,507,907
Total acquired non-credit impaired loans	$403,357	$817,166	$521,818	$710,611	$320,591	$398,696	$196,669	$137,710	$1,289	$3,507,907

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Year Ended December 31, 2019:
Allowance for loan losses:
Balance, December 31, 2018	$801	$717	$2,246	$761	$79	$4,604
Provision for loan losses	577	(148)	716	(222)	260	1,183
Reduction due to loan removals	(1)	—	(407)	—	(315)	(723)
Balance, December 31, 2019	$1,377	$569	$2,555	$539	$24	$5,064
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$1,377	$569	$2,555	$539	$24	$5,064
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	130,938	25,032	163,359	35,488	7,029	361,846
Total acquired credit impaired loans	$130,938	$25,032	$163,359	$35,488	$7,029	$361,846
Year Ended December 31, 2018:
Allowance for loan losses:
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$4,627
Provision for loan losses	532	657	(892)	303	511	1,111
Reduction due to loan removals	(19)	(120)	(415)	(3)	(577)	(1,134)
Balance, December 31, 2018	$801	$717	$2,246	$761	$79	$4,604
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$801	$717	$2,246	$761	$79	$4,604
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	196,764	32,942	207,482	42,492	10,043	489,723
Total acquired credit impaired loans	$196,764	$32,942	$207,482	$42,492	$10,043	$489,723
Year Ended December 31, 2017:
Allowance for loan losses:
Balance, December 31, 2016	$41	$139	$2,419	$558	$238	$3,395
Provision for loan losses	247	163	1,662	(83)	64	2,053
Reduction due to loan removals	—	(122)	(528)	(14)	(157)	(821)
Balance, December 31, 2017	$288	$180	$3,553	$461	$145	$4,627
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$288	$180	$3,553	$461	$145	$4,627
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	234,595	49,649	260,787	51,453	26,946	623,430
Total acquired credit impaired loans	$234,595	$49,649	$260,787	$51,453	$26,946	$623,430

*     The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.
●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents the credit risk profile by risk grade of commercial non-acquired loans:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018
Pass	$959,206	$832,612	$1,787,306	$1,407,744	$1,754,801	$1,480,267
Special mention	7,095	6,015	22,410	6,427	19,742	24,576
Substandard	2,059	2,818	1,422	1,380	9,474	12,708
Doubtful	—	—	—	—	—	—
	$968,360	$841,445	$1,811,138	$1,415,551	$1,784,017	$1,517,551

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018	2019	2018
Pass	$1,256,465	$1,037,915	$213,291	$208,186	$5,971,069	$4,966,724
Special mention	16,055	5,887	3,966	4,706	69,268	47,611
Substandard	8,339	11,150	1,360	1,461	22,654	29,517
Doubtful	—	—	—	—	—	—
	$1,280,859	$1,054,952	$218,617	$214,353	$6,062,991	$5,043,852

The following table presents the credit risk profile by risk grade of consumer non-acquired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018
Pass	$2,094,080	$1,909,427	$508,054	$481,607	$536,002	$446,823
Special mention	9,585	11,304	4,490	7,293	487	437
Substandard	15,174	15,534	6,084	6,248	1,992	1,404
Doubtful	—	—	—	—	—	—
	$2,118,839	$1,936,265	$518,628	$495,148	$538,481	$448,664

	Other		Consumer Total
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Pass	$13,892	$9,357	$3,152,028	$2,847,214
Special mention	—	—	14,562	19,034
Substandard	—	—	23,250	23,186
Doubtful	—	—	—	—
	$13,892	$9,357	$3,189,840	$2,889,434

The following table presents the credit risk profile by risk grade of total non-acquired loans:

	Total Non-acquired Loans
	December 31,	December 31,
(Dollars in thousands)	2019	2018
Pass	$9,123,097	$7,813,938
Special mention	83,830	66,645
Substandard	45,904	52,703
Doubtful	—	—
	$9,252,831	$7,933,286

At December 31, 2019, the aggregate amount of non-acquired substandard and doubtful loans totaled $45.9 million. When these loans are combined with non-acquired OREO of $3.6 million, our non-acquired classified assets (as defined by the South Carolina Board of Financial Institutions and the FDIC, our primary regulators) were $49.5 million. At December 31, 2018, the amounts were $52.7 million, $3.9 million, and $56.6 million, respectively.

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans:

			Commercial Non-owner
	Construction & Development		Occupied		Commercial Owner Occupied
	December 31,		December 31,		December 31,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018
Pass	$31,690	$163,777	$432,710	$665,913	$300,678	$411,783
Special mention	966	838	14,162	13,018	3,092	5,664
Substandard	913	455	569	322	3,423	4,394
Doubtful	—	—	—	—	—	—
	$33,569	$165,070	$447,441	$679,253	$307,193	$421,841

			Other Income Producing
	Commercial & Industrial		Property		Commercial Total
	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Pass	$97,092	$202,399	$87,892	$125,399	$950,062	$1,569,271
Special mention	2,948	6,523	5,837	6,419	27,005	32,462
Substandard	1,840	3,615	1,968	1,292	8,713	10,078
Doubtful	—	—	—	—	—	—
	$101,880	$212,537	$95,697	$133,110	$985,780	$1,611,811

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,		December 31,		December 31,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018
Pass	$486,433	$617,391	$174,912	$227,515	$86,535	$108,833
Special mention	6,434	7,868	5,679	7,688	654	698
Substandard	3,564	3,554	8,141	7,222	2,295	2,246
Doubtful	—	—	—	—	—	—
	$496,431	$628,813	$188,732	$242,425	$89,484	$111,777

	Consumer Total
	December 31,
	2019	2018
Pass	$747,880	$953,739
Special mention	12,767	16,254
Substandard	14,000	13,022
Doubtful	—	—
	$774,647	$983,015

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans:

	Total Acquired
	Non-credit Impaired Loans
	December 31,
(Dollars in thousands)	2019	2018
Pass	$1,697,942	$2,523,010
Special mention	39,772	48,716
Substandard	22,713	23,100
Doubtful	—	—
	$1,760,427	$2,594,826

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount (this table should be read in conjunction with the allowance for acquired loan losses table found on page F-41):

			Commercial Real Estate—
			Construction and
	Commercial Real Estate		Development
	December 31,		December 31,
(Dollars in thousands)	2019	2018	2019	2018
Pass	$108,762	$160,788	$17,756	$20,293
Special mention	6,465	14,393	2,904	3,001
Substandard	15,711	21,583	4,372	9,648
Doubtful	—	—	—	—
	$130,938	$196,764	$25,032	$32,942

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Pass	$82,203	$104,181	$4,483	$5,751	$5,160	$5,093
Special mention	35,968	41,964	12,658	14,484	286	546
Substandard	45,188	61,337	18,347	22,257	1,583	4,404
Doubtful	—	—	—	—	—	—
	$163,359	$207,482	$35,488	$42,492	$7,029	$10,043

	Total Acquired
	Credit Impaired Loans
	December 31,
	2019	2018
Pass	$218,364	$296,106
Special mention	58,281	74,388
Substandard	85,201	119,229
Doubtful	—	—
	$361,846	$489,723

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans, segregated by class for non-acquired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2019
Commercial real estate:
Construction and land development	$321	$39	$255	$615	$967,745	$968,360
Commercial non-owner occupied	114	—	299	413	1,810,725	1,811,138
Commercial owner occupied	4,011	636	2,302	6,949	1,777,068	1,784,017
Consumer real estate:
Consumer owner occupied	1,157	285	2,424	3,866	2,114,973	2,118,839
Home equity loans	1,343	39	562	1,944	516,684	518,628
Commercial and industrial	5,531	100	649	6,280	1,274,579	1,280,859
Other income producing property	208	—	457	665	217,952	218,617
Consumer	825	285	826	1,936	536,545	538,481
Other loans	25	3	—	28	13,864	13,892
	$13,535	$1,387	$7,774	$22,696	$9,230,135	$9,252,831
December 31, 2018
Commercial real estate:
Construction and land development	$693	$305	$452	$1,450	$839,995	$841,445
Commercial non-owner occupied	68	18	396	482	1,415,069	1,415,551
Commercial owner occupied	1,639	1,495	904	4,038	1,513,513	1,517,551
Consumer real estate:
Consumer owner occupied	1,460	789	943	3,192	1,933,073	1,936,265
Home equity loans	744	532	713	1,989	493,159	495,148
Commercial and industrial	898	120	573	1,591	1,053,361	1,054,952
Other income producing property	169	26	289	484	213,869	214,353
Consumer	437	174	718	1,329	447,335	448,664
Other loans	—	—	—	—	9,357	9,357
	$6,108	$3,459	$4,988	$14,555	$7,918,731	$7,933,286

The following table presents an aging analysis of past due loans, segregated by class for acquired non-credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2019
Commercial real estate:
Construction and land development	$20	$—	$256	$276	$33,293	$33,569
Commercial non-owner occupied	144	1,146	76	1,366	446,075	447,441
Commercial owner occupied	890	702	698	2,290	304,903	307,193
Consumer real estate:
Consumer owner occupied	768	151	414	1,333	495,098	496,431
Home equity loans	369	55	1,154	1,578	187,154	188,732
Commercial and industrial	93	204	17	314	101,566	101,880
Other income producing property	378	4,309	551	5,238	90,459	95,697
Consumer	485	613	423	1,521	87,963	89,484
	$3,147	$7,180	$3,589	$13,916	$1,746,511	$1,760,427
December 31, 2018
Commercial real estate:
Construction and land development	$647	$45	$365	$1,057	$164,013	$165,070
Commercial non-owner occupied	607	21	283	911	678,342	679,253
Commercial owner occupied	964	1,006	—	1,970	419,871	421,841
Consumer real estate:
Consumer owner occupied	1,127	621	789	2,537	626,276	628,813
Home equity loans	1,286	442	2,209	3,937	238,488	242,425
Commercial and industrial	2,648	130	19	2,797	209,740	212,537
Other income producing property	603	276	129	1,008	132,102	133,110
Consumer	574	209	532	1,315	110,462	111,777
	$8,456	$2,750	$4,326	$15,532	$2,579,294	$2,594,826

The following table presents an aging analysis of past due loans, segregated by class for acquired credit impaired loans:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2019
Commercial real estate	$2,283	$—	$2,659	$4,942	$125,996	$130,938
Commercial real estate—construction and development	—	—	393	393	24,639	25,032
Residential real estate	2,838	976	5,571	9,385	153,974	163,359
Consumer	820	283	534	1,637	33,851	35,488
Commercial and industrial	118	910	75	1,103	5,926	7,029
	$6,059	$2,169	$9,232	$17,460	$344,386	$361,846
December 31, 2018
Commercial real estate	$876	$112	$4,533	$5,521	$191,243	$196,764
Commercial real estate—construction and development	115	12	2,816	2,943	29,999	32,942
Residential real estate	4,620	1,251	8,487	14,358	193,124	207,482
Consumer	722	90	839	1,651	40,841	42,492
Commercial and industrial	2,437	—	88	2,525	7,518	10,043
	$8,770	$1,465	$16,763	$26,998	$462,725	$489,723

The following is a summary of information pertaining to impaired non-acquired loans:

	Unpaid	Recorded	Gross
	Contractual	Investment	Recorded	Total
	Principal	With No	Investment	Recorded	Related
(Dollars in thousands)	Balance	Allowance	With Allowance	Investment	Allowance
December 31, 2019
Commercial real estate:
Construction and land development	$35,577	$223	$34,978	$35,201	$617
Commercial non-owner occupied	385	368	11	379	—
Commercial owner occupied	7,689	4,836	1,739	6,575	24
Consumer real estate:
Consumer owner occupied	5,410	1,969	3,172	5,141	102
Home equity loans	2,605	1,184	1,277	2,461	132
Commercial and industrial	7,378	5,929	649	6,578	366
Other income producing property	2,423	415	1,609	2,024	50
Consumer	233	—	173	173	55
Total	$61,700	$14,924	$43,608	$58,532	$1,346
December 31, 2018
Commercial real estate:
Construction and land development	$38,314	$339	$37,574	$37,913	$788
Commercial non-owner occupied	1,157	536	489	1,025	70
Commercial owner occupied	5,085	3,101	1,041	4,142	27
Consumer real estate:
Consumer owner occupied	7,291	4,992	1,769	6,761	41
Home equity loans	2,953	1,129	1,697	2,826	142
Commercial and industrial	1,332	467	824	1,291	416
Other income producing property	3,117	150	2,722	2,872	142
Consumer	211	—	188	188	2
Total	$59,460	$10,714	$46,304	$57,018	$1,628

Acquired credit impaired loans are accounted for in pools as shown on page F-35 rather than being individually evaluated for impairment; therefore, the table above excludes acquired credit impaired loans.

The following summarizes the average investment in impaired non-acquired loans, and interest income recognized on these loans:

	Year Ended December 31,
	2019		2018		2017
	Average		Average		Average
	Investment in	Interest Income	Investment in	Interest Income	Investment in	Interest Income
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate:
Construction and land development	$36,556	$1,014	$40,571	$1,201	$23,132	$1,138
Commercial non-owner occupied	702	15	1,200	28	1,091	45
Commercial owner occupied	5,358	370	4,892	288	5,943	268
Consumer real estate:
Consumer owner occupied	5,951	185	6,197	212	5,653	195
Home equity loans	2,644	138	2,919	126	2,343	113
Commercial and industrial	3,935	324	1,224	57	1,209	48
Other income producing property	2,448	84	3,005	155	2,755	171
Consumer	181	4	213	1	192	6
Total Impaired Loans	$57,775	$2,134	$60,221	$2,068	$42,318	$1,984

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2019	2018
Commercial non-owner occupied real estate:
Construction and land development	$363	$424
Commercial non-owner occupied	732	831
Total commercial non-owner occupied real estate	1,095	1,255
Consumer real estate:
Consumer owner occupied	7,202	7,109
Home equity loans	1,468	2,333
Total consumer real estate	8,670	9,442
Commercial owner occupied real estate	3,482	1,068
Commercial and industrial	4,092	647
Other income producing property	798	500
Consumer	1,587	1,267
Restructured loans	2,578	648
Total loans on nonaccrual status	$22,302	$14,827

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans:

	December 31,
(Dollars in thousands)	2019	2018
Commercial non-owner occupied real estate:
Construction and land development	$699	$252
Commercial non-owner occupied	393	283
Total commercial non-owner occupied real estate	1,092	535
Consumer real estate:
Consumer owner occupied	2,350	3,864
Home equity loans	3,067	4,512
Total consumer real estate	5,417	8,376
Commercial owner occupied real estate	903	1,470
Commercial and industrial	722	1,296
Other income producing property	1,101	244
Consumer	1,604	1,568
Total loans on nonaccrual status	$10,839	$13,489

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

The Bank designates loan modifications as TDRs when it grants a concession to the borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). For the twelve months ended December 31, 2019 and 2018, the Company’s TDRs were not material.

Note 5—Other Real Estate Owned

The following is a summary of the changes in the carrying value of OREO:

(Dollars in thousands)	OREO
Balance, December 31, 2016	$18,316
Acquired in Southeastern Bank Financial Corp. acquisition	385
Acquired in Park Sterling Corp. acquisition	2,046
Additions, net	11,558
Writedowns	(2,249)
Sold	(18,853)
Balance, December 31, 2017	11,203
Acquired in Park Sterling Corp. acquisition	210
Additions, net	13,391
Writedowns	(1,420)
Sold	(11,974)
Balance, December 31, 2018	11,410
Additions, net	10,373
Writedowns	(1,192)
Sold	(8,627)
Balance, December 31, 2019	$11,964

At December 31, 2019, there were a total of 59 properties included in OREO which compares to 75 properties included in OREO, at December 31, 2018. At December 31, 2019, the Company had $1.8 million in residential real estate included in OREO and $5.6 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 6—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2019	2018
Land					$74,913	$77,338
Buildings and leasehold improvements	15	-	40	years	226,750	224,620
Equipment and furnishings	3	-	10	years	106,696	109,468
Lease right of use assets					87,389	—
Construction in process					1,977	3,782
Total					497,725	415,208
Less accumulated depreciation					(180,404)	(174,132)
					$317,321	$241,076

Depreciation expense charged to operations was $18.2 million, $18.7 million, and $15.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

At December 31, 2019 and 2018, computer software with an original cost of $13.7 million and $13.5 million, respectively, were being amortized using the straight-line method over thirty-six months. Amortization expense totaled $1.2 million, $2.1 million, and $2.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. There were $1.3 million in capitalized implementation costs in 2019 related to internal use software following the guidance of ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Of this amount, $1.1 million was related to a new commercial loan platform and $171,000 was related to a front capture software product for administering customer banking transactions at branch locations. These costs are being held in a suspense account classified as other assets on the balance sheet until the project is complete when they will then begin to be depreciated.

See Note 20 – Lease Commitments for further details on lease right of use asset.

Note 7—Goodwill and Other Intangible Assets

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, the Company ceased amortization of goodwill as of January 1, 2002. The Company evaluated the carrying value of goodwill as of April 30, 2019, its annual test date, and determined that no impairment charge was necessary. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$1,002,900	$999,586
Additions:
PSC acquisition Day 1 adjustment	—	3,314
Balance at end of period	$1,002,900	$1,002,900

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2019	2018
Gross carrying amount	$119,501	$121,736
Accumulated amortization	(69,685)	(58,836)
	$49,816	$62,900

Amortization expense totaled $13.1 million, $14.2 million and $10.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2020	$11,867
2021	10,584
2022	9,266
2023	6,314
2024	3,940
Thereafter	7,845
$49,816

Note 8—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2019	2018
Certificates of deposit	$1,651,399	$1,775,095
Interest-bearing demand deposits	5,966,496	5,407,175
Non-interest bearing demand deposits	3,245,306	3,061,769
Savings deposits	1,309,896	1,399,815
Other time deposits	3,999	3,079
Total deposits	$12,177,096	$11,646,933

At December 31, 2019 and 2018 the Company had $303.2 million and $320.0 million in certificates of deposits of $250,000 and greater, respectively. At December 31, 2019 the Company no longer held traditional, out-of-market brokered deposits, as compared with December 31, 2018, in which $7.6 million was held in traditional, out-of-market brokered deposits.

At December 31, 2019, the scheduled maturities of time deposits (includes $4.0 million of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Year ended December 31:
2020	$1,094,319
2021	374,534
2022	100,213
2023	71,145
2024	12,489
Thereafter	2,698
$1,655,398

Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$298,741	0.90%	$270,649	1.08%	$286,857	0.45%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$282,172	0.93%	$312,768	0.75%	$325,713	0.33%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$321,833		$362,047		$401,786

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repurchase agreements”) represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. The Company monitors the fair value of the underlying securities on a daily basis. Some securities underlying these agreements include arrangements to resell securities from broker-dealers approved by the Company. Repurchase agreements are reflected at the amount of cash received in connection with the transaction and included in federal funds purchased and securities sold under agreements to repurchase on the consolidated balance sheets.

At December 31, 2019 and December 31, 2018, the Company’s repurchase agreements totaled $242.2 million and $205.3 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2019 and December 31, 2018. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $242.2 million and $205.3 million at December 31, 2019 and December 31, 2018, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 10— Other Borrowings

The Company’s other borrowings were as follows:

			2019			2018
				Weighted			Weighted
		Interest		Average	Interest		Average
		Rate at		Interest	Rate at		Interest
(Dollars in thousands)	Maturity	12/31/2019	Balance	Rate	12/31/2018	Balance	Rate
Short-term borrowings:
Federal Home Loan Bank Fixed Rate Credit	12/31/2019	—%	$—		2.64%	$150,000
Federal Home Loan Bank Fixed Rate Credit	3/4/2020	1.75%	200,000		—%	—
Federal Home Loan Bank Fixed Rate Credit	3/19/2020	1.73%	350,000		—%	—
Federal Home Loan Bank Fixed Rate Credit	3/30/2020	1.72%	150,000		—%	—
Total short-term borrowings			700,000	2.35%		150,000	2.64%

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	3.68%	12,372		4.58%	12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	3.68%	8,248		4.58%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	3.48%	20,619		4.38%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	4.84%	6,186		5.29%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	4.09%	4,124		4.99%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	3.61%	3,093		4.51%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	3.29%	10,310		4.19%	10,310
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	3.29%	10,310		4.19%	10,310
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	3.46%	15,464		4.36%	15,464
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	3.44%	10,310		4.34%	10,310
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	3.59%	5,155		4.49%	5,155
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	3.84%	4,124		4.14%	4,124
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	3.65%	8,248		4.48%	8,248
Fair Market Value Discount Trust Preferred Debt Acquired			(2,730)			(3,397)
Other	Various	0.50%	103		4.14%	918
Total long-term borrowings			115,936	3.60%		116,084	4.45%
Total borrowings			$815,936			$266,084
(1)	All of the junior subordinated debt above is adjustable rate based on three-month LIBOR plus a spread ranging from 140 basis points to 285 basis points.

Short-Term FHLB Advances

The Company has from time-to-time entered into borrowing agreements with the FHLB. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

As of December 31, 2019, and 2018, there was $700.0 million and $150.0 million in outstanding Short-Term FHLB advances, respectively. For the years ended December 31, 2019 and 2018, the average balance for Short-Term FHLB advances was $538.6 million and $42.3 million, respectively. The weighted average cost of the Short-Term FHLB advances at period end December 31, 2019 was 1.73% and the weighted average cost year to date for the year ended December 31, 2019 was 2.35%. The weighted average cost of the FHLB advances at period end December 31, 2018 was 2.64% and the weighted average cost year to date for the year ended December 31, 2018 was 1.57%. The weighted average cost of the FHLB advances at period end December 31, 2017 was 1.48% and the weighted average cost year to date for the year ended December 31, 2017 was 0.97%. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2019, were approximately $3.3 billion which allows the Company a total borrowing capacity at FHLB of approximately $2.5 billion. After accounting for letters of credit totaling $231.1 million, the Company had unused net credit available with the FHLB in the amount of approximately $1.6 billion at December 31, 2019.

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

All of the Company’s junior subordinated debt is callable after five years from issuance. Therefore, all of the junior subordinated debt is callable at December 31, 2019.

As of December 31, 2019, the sole assets of the trusts were an aggregate of $115.8 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2019, the Company recorded a $115.8 million liability for the junior subordinated debt securities, net of a $2.7 million discount recorded on Southeastern Bank Financial Statutory Trust I and II, Citizens South Banking Corporation Statutory Trust I, Community Capital Statutory Trust I, FCRV Statutory Trust I, Provident Community Bancshares Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $118.6 million and the Company would fully amortize any remaining discount into interest expense. The remaining discount is being amortized over either a two and one-half year period or five year period.

As of December 31, 2019, and 2018, there was $115.8 million (net of discount of $2.7 million) and $115.2 million (net of discount of $3.4 million), respectively, in junior subordinated debt. The weighted average cost of the junior subordinated debt at period end December 31, 2019 was 3.60% and the weighted average cost year to date for the year ended December 31, 2019 of 4.20%. This does not take into account the discount. If the discount were taken into account the weighted average cost year to date would be 4.88%. This compares to a weighted average cost of the junior subordinated debt at period end December 31, 2018 of 4.45% and the weighted average cost year to date for the year ended December 31, 2018 of 3.90%. If the discount were taken into account the weighted average cost year to date would be 4.61% in 2018.

For regulatory purposes, the junior subordinated debt securities may be classified as Tier 1 Capital. Pursuant to the Basel III rules adopted by the bank regulatory agencies in July 2013, financial institutions with less than $15 billion in total assets may continue to include their trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any trust preferred securities issued after such date. A financial institution may continue to include its trust preferred securities in Tier 1 capital if it exceeds $15 billion in total assets through organic growth, but if it exceeds $15 billion in total assets through an acquisition or enters into an acquisition after exceeding $15 billion in total assets through organic growth, then the trust preferred securities would no longer be included in Tier 1 capital. Therefore, upon closing on the proposed merger with CenterState in 2020, our trust preferred securities of $115.8 million would no longer be included in Tier 1 capital. The trust preferred securities represent a minority investment in an unconsolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital.

Line of Credit

On November 15, 2019, the Company entered into an amendment to its Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $25 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 15, 2020, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to one-month LIBOR plus 1.35%. As of December 31, 2019 and 2018, and there was no outstanding balance associated with the line of credit.

Principal maturities of other borrowings are summarized below:

	Junior
	Subordinated	FHLB
(Dollars in thousands)	Debt	Advances	Other	Total
Year Ended December 31,
2020	$—	$700,000	$7	$700,007
2021	—	—	8	8
2022	—	—	8	8
2023	—	—	8	8
2024	—	—	8	8
Thereafter	115,833	—	64	115,897
	$115,833	$700,000	$103	$815,936

Note 11—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current:
Federal	$40,375	$25,275	$46,153
State	4,965	6,783	3,018
Total current tax expense	45,340	32,058	49,171
Deferred:
Federal	(1,598)	12,557	31,971
State	200	769	109
Total deferred tax expense	(1,398)	13,326	32,080
Provision for income taxes	$43,942	$45,384	$81,251

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 21% in 2018 and 2019 and 35% in prior years, to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Income taxes at federal statutory rate	$48,389	$47,094	$59,082
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	4,080	5,916	2,032
Non-deductible merger expenses	—	—	586
Increase in cash surrender value of BOLI policies	(1,210)	(1,261)	(1,319)
Tax-exempt interest	(1,877)	(2,037)	(2,840)
Income tax credits	(6,881)	(3,118)	(1,951)
Dividends received deduction	(2)	(5)	(12)
Non-deductible FDIC premiums	133	191	—
Revaluation of net deferred tax asset due to tax law change	—	(991)	26,558
Other, net	1,310	(405)	(885)
	$43,942	$45,384	$81,251

On December 22, 2017, the President signed into law the Tax Reform Act which, among other things, lowered the maximum corporate tax rate from 35% to 21% beginning in 2018. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As a result of the Tax Reform Act, the Company revalued its deferred tax assets and liabilities through the provision for income taxes.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized a provisional tax impact of $26.6 million as additional income tax expense related to the revaluation of deferred tax assets and liabilities and included that amount in its consolidated financial statements for the year ended December 31, 2017. In addition to that, during 2018, the Company finalized its calculation for the revaluation of deferred tax assets and liabilities and recorded that impact in its consolidated financial statements for the year ended December 31, 2018.

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Allowance for loan losses	$14,468	$12,953
Other-than-temporary impairment on securities	250	257
Share-based compensation	4,975	4,475
Pension plan and post-retirement benefits	494	192
Deferred compensation	12,475	11,841
Purchase accounting adjustments	24,530	28,659
Other real estate owned	380	455
Net operating loss and tax credit carryforwards	10,347	11,572
Lease liability	19,146	—
Cash flow hedge	3,034	11
Unrealized losses on investment securities available for sale	—	7,273
Other	1,040	1,665
Total deferred tax assets	91,139	79,353
Unrealized gains on investment securities available for sale	2,373	—
Depreciation	6,585	7,314
Intangible assets	9,979	12,617
Net deferred loan costs	9,082	9,409
Right of use assets	19,465	—
Prepaid expense	474	474
Tax deductible goodwill	810	388
Mortgage servicing rights	6,688	7,608
Other	480	840
Total deferred tax liabilities	55,936	38,650
Net deferred tax assets before valuation allowance	35,203	40,703
Less, valuation allowance	(3,887)	(3,575)
Net deferred tax assets	$31,316	$37,128

The Company had federal net operating loss (“NOL”) carryforwards of $18.7 million and $24.3 million for the years ended December 31, 2019 and 2018, respectively, which expire in varying amounts through 2032. As a result of the Peoples, Savannah and Park Sterling ownership changes in 2012 and 2017, Section 382 of the Internal Revenue Code places an annual limitation of the amount of federal net operating loss carryforwards which the Company may utilize. Additionally, section 382 limits the Company’s ability to utilize certain tax deductions (realized built-in losses or “RBIL”) due to the existence of a Net Unrealized Built-in Loss (“NUBIL”) at the time of the change in control. The Company is allowed to carry forward any such RBIL under terms similar to those related to NOLs. Consequently, $4.6 million of the Company’s NOL carryforwards attributed to the Peoples acquisition are subject to annual limitations of $1.5 million, and $13.0 million of the Company’s NOL carryforwards attributed to the Savannah acquisition are subject to annual limitation of $2.0 million, and $1.1 million of the Company’s NOL carryforwards attributed to the Park Sterling acquisition are subject to annual limitations of $218 thousand. Additionally, the Company’s RBIL carryforwards attributed to the Park Sterling acquisition totaling $12.8 million are subject to annual limitations of $1.1 million. The Company expects all section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company had state net operating loss carryforwards of $108.6 million and $101.4 million for the years ended December 31, 2019 and 2018, respectively, which expire in varying amounts through 2037. There is a valuation allowance of $3.9 million that relates to the parent company’s state operating loss carryforwards for which realizability is uncertain. The change in the valuation allowance for the years ended December 31, 2019, 2018, and 2017 was immaterial.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2019.

As of December 31, 2019, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2016.

Note 12— Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Business development and staff related	$8,837	$9,536	$7,449
Bankcard expense	2,331	1,783	2,180
Other loan expense	2,087	2,028	2,590
Director and shareholder expense	1,859	2,065	1,635
Armored carrier and courier expense	1,874	2,102	1,703
Property and sales tax	2,131	1,760	1,033
Low income housing tax credit partnership amortization	6,141	3,829	3,038
Other	6,233	6,272	6,272
	$31,493	$29,375	$25,900

Note 13—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and shares in thousands, except for per share amounts)	2019	2018	2017
Basic earnings per common share:
Net income	$186,483	$178,871	$87,554
Weighted-average basic common shares	34,561	36,530	29,686
Basic earnings per common share	$5.40	$4.90	$2.95
Diluted earnings per share:
Net income	$186,483	$178,871	$87,554
Weighted-average basic common shares	34,561	36,530	29,686
Effect of dilutive securities	236	246	236
Weighted-average dilutive shares	34,797	36,776	29,922
Diluted earnings per common share	$5.36	$4.86	$2.93

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
(Dollars in thousands)	2019			2018			2017
Number of shares			62,235			62,235			34,712
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35	$69.48	to	$91.35

Note 14—Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2016	$(6,195)	$(1,708)	$(308)	$(8,211)
Other comprehensive loss before reclassifications	(365)	(2,157)	(13)	(2,535)
Amounts reclassified from accumulated other comprehensive income (loss)	562	(413)	170	319
Net comprehensive income (loss)	197	(2,570)	157	(2,216)
Balance at December 31, 2017	(5,998)	(4,278)	(151)	(10,427)
Other comprehensive loss before reclassifications	382	(13,479)	33	(13,064)
Amounts reclassified from accumulated other comprehensive income (loss)	926	510	121	1,557
Net comprehensive income (loss)	1,308	(12,969)	154	(11,507)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at December 31, 2018	(6,450)	(18,394)	(37)	(24,881)
Other comprehensive income (loss) before reclassifications	20	28,245	(10,447)	17,818
Amounts reclassified from accumulated other comprehensive income	6,281	2,071	(272)	8,080
Net comprehensive income (loss)	6,301	30,316	(10,719)	25,898
Balance at December 31, 2019	$(149)	$11,922	$(10,756)	$1,017

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2019	2018	2017	Income Statement Line Item Affected
Gains (losses) on cash flow hedges:
Interest rate contracts	$(349)	$155	$275	Interest expense
	77	(34)	(105)	Provision for income taxes
	(272)	121	170	Net income
(Gains) losses on sales of available for sale securities:
	$2,655	$655	$(1,421)	Securities gains (losses), net
	(584)	(145)	542	Provision for income taxes
	2,071	510	(879)	Net income
Other-than-temporary impairment losses on available for sale securities:
	$—	$—	$753	Other-than-temporary impairment losses
	—	—	(287)	Provision for income taxes
	—	—	466	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$8,053	$1,187	$908	Salaries and employee benefits /Pension Plan Termination Expense
	(1,772)	(261)	(346)	Provision for income taxes
	6,281	926	562	Net income
Total reclassifications for the period	$8,080	$1,557	$319

Note 15—Restrictions on Subsidiary Dividends, Loans, or Advances

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the South Carolina Board of Financial Institutions (“SCBFI”) is required to pay dividends that exceeds 100% of net income in any calendar year. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current earnings.

During 2019, the Bank paid special dividends to the Company totaling $157.0 million for which SCBFI approval was required. The Bank received approval from the SCBFI in June 2019 to pay an additional $60.0 million above current year net income in dividends to the Company. These funds were used to repurchase Company stock on the open market totaling $156.9 million during 2019. In 2018, the Bank paid special dividends to the Company totaling $66.6 million for which SCBFI approval was not required. These funds were used to repurchase Company stock on the open market totaling $68.4 million in the third and fourth quarters of 2018. In November 2017, the Bank paid a special dividend to the Company of $25.0 million for which SCBFI approval was not required. These funds were used to redeem $30.0 million in senior debt that was acquired in the Park Sterling merger.

Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $246.4 million and $245.8 million at December 31, 2019 and 2018, respectively.

Note 16—Retirement Plans

The Company and its subsidiary had a non-contributory defined benefit pension plan covering all employees hired on or before December 31, 2005, who have attained age 21, and who have completed one year of eligible service. The Company’s funding policy on the pension plan was based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service’s funding standards. Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan. The plan was terminated in the second quarter of 2019.

During 2018, we made the decision to terminate the non-contributory defined benefit pension plan. We received approval from the IRS through a determination letter in the fourth quarter of 2018 to proceed with the termination. The termination of the pension plan was recorded during the second quarter of 2019 and distributions of assets from the plan were fully paid out by the fourth quarter of 2019. During the second quarter of 2019, the Company recorded a charge of $9.5 million related to the termination of the pension plan in the consolidated statement of income. This cost was the result of the recognition of the pre-tax losses from the pension plan that were recorded and held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million. Participants had the option to be fully paid out in a lump sum or be paid through an annuity over time. If the participant chose the annuity, the funds were placed in an annuity product with a third party.

The following sets forth the pension plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$28,906	$31,500	$28,800
Service cost	121	77	127
Interest cost	1,158	1,080	1,124
Actuarial (gain) loss	2,471	(2,442)	2,665
Benefits paid	(538)	(1,188)	(1,138)
Expenses	(318)	(121)	(78)
Plan termination settlements	(31,800)	—	—
Benefit obligation at end of year	—	28,906	31,500
Change in plan assets:
Fair value of plan assets at beginning of year	30,545	31,387	28,216
Actual return on plan assets	2,111	467	4,387
Benefits paid	(538)	(1,188)	(1,138)
Expenses	(318)	(121)	(78)
Plan termination settlements	(31,800)	—	—
Fair value of plan assets at end of year	—	30,545	31,387
Funded (unfunded) status	$—	$1,639	$(113)

At December 31, 2019 and 2018, the net losses recognized in accumulated other comprehensive income excluding related income tax effects were $0 and $7.9 million, respectively.

The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2019	2018	2017
Interest cost	$1,157	$1,079	$1,124
Service cost	121	78	127
Expected return on plan assets	(2,361)	(2,328)	(2,213)
Recognized net actuarial loss	483	775	751
Net periodic pension benefit	(600)	(396)	(211)
Plan termination settlement	10,126	—	—
Net periodic pension cost with settlement	9,526	(396)	—
Net (gain) loss	2,722	(581)	491
Amortization of net gain	(483)	(775)	(751)
Plan termination settlement adjustment	(10,126)	—	—
Total amount recognized in other comprehensive income	(7,887)	(1,356)	(260)
Total recognized in net periodic benefit cost and other comprehensive income	$1,639	$(1,752)	$(471)

The following is information as of the measurement date:

	December 31,
(Dollars in thousands)	2019	2018
Projected benefit obligation	$—	$28,906
Accumulated benefit obligation	—	28,906
Fair value of plan assets	—	30,545

The Company used a 4.10% discount rate in its weighted-average assumptions used to determine the benefit obligation at December 31, 2018. There was no benefit obligation at December 31, 2019. The rate of compensation increase was not applicable in the Company’s weighted-average assumptions because of the plan curtailment at June 30, 2009. The weighted-average assumptions used to determine net periodic pension cost are as follows:

	Year ended
	December 31,
	2019	2018	2017
Discount rate	4.10%	3.50%	4.00%
Expected long-term return on plan assets	7.75%	7.75%	7.75%

For the years ended December 31, 2019, 2018, and 2017, the discount rate of 4.10%, 3.50%, and 4.00%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, sought to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan was to achieve a rate of return that exceeds the actuarially assumed rate of return. The investment policy was reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considered historical rates of return and the nature of the plan’s investments. Prior to making the decision to terminate the Plan, the Plan assets were divided among various investment classes with allowable allocation percentages as follows: Equities 55 - 65%, Fixed Income 20 - 40%, Cash Equivalents 0 - 35%. During 2019 before the termination of the pension plan, approximately 98% of pension plan assets were invested with Fixed Income Assets, and approximately 2% of pension plan assets were held in cash equivalents. When the decision was made to terminate the plan, the Investment Committee and the Company made the decision to move the Plan assets into less risky investments of Cash Equivalents and Fixed Income Assets and out of Equities. At December 31, 2018 and 2017, the Plan did not include any of the Company’s common stock. The plan made no purchases of the Company’s stock during 2019, 2018 and 2017. The difference between actual and expected returns on plan assets was accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Pension	$—	$(309)	$(351)
Pension plan termination expense	9,526	—	—
Employee savings plan/ 401(k)	6,659	7,948	7,381
Supplemental executive retirement plan	2,343	368	1,334
Post-retirement benefits	144	254	251
	$18,672	$8,261	$8,615

The Company and its subsidiaries have a Safe Harbor plan. Under the plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 4% of salary. Effective January 1, 2018, employees are eligible for an additional 2% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals and payable the first quarter of the following year. Based on our financial performance in 2018, we paid a 0.75% discretionary matching contribution in the first quarter of 2019.

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

Note 17—Post-Retirement Benefits

At December 31, 2019, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, South State Bank Retiree Medical Plan (the “retiree medical plan”) and the First Federal Retiree Welfare Plan (the “retiree welfare plan”).

Retiree Medical Plan

Under the retiree medical plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2019, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$309	$337	$393
Interest cost	11	11	13
Actuarial loss	(33)	2	(29)
Benefits paid	(33)	(41)	(40)
Benefit obligation at end of year	254	309	337
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	33	41	40
Benefits paid	(33)	(41)	(40)
Fair value of plan assets at end of year	—	—	—
Funded status	$(254)	$(309)	$(337)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	2.70%	3.80%	3.20%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.80%	3.20%	3.50%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest cost	$11	$10	$13
Recognized net actuarial loss	6	6	10
Net periodic benefit cost	17	16	23
Net (gain) loss	(33)	2	(29)
Amortization of gain	(6)	(6)	(10)
Total amount recognized in other comprehensive income	(39)	(4)	(39)
Total recognized in net periodic benefit cost and other comprehensive income	$(22)	$12	$(16)

The estimated net loss for the retiree medical plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $2,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at the end of 2019:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$1	$(1)
Effect on postretirement benefit obligation	13	(12)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2020	$31
2021	30
2022	28
2023	27
2024	25
2025-2029	95
$236

The Company expects to contribute approximately $31,000 to the retiree medical plan in 2020.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired First Financial Holdings, Inc. employees who are currently receiving benefits. The plan was unfunded at December 31, 2019, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$2,281	$2,392	$2,447
Interest cost	82	73	81
Actuarial loss	7	89	126
Benefits paid	(273)	(286)	(274)
Less: Federal subsidy on benefits paid	12	13	12
Benefit obligation at end of year	2,109	2,281	2,392
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	261	286	274
Participants’ contributions	12	—	—
Benefits paid	(273)	(286)	(274)
Fair value of plan assets at end of year	—	—	—
Funded status	$(2,109)	$(2,281)	$(2,392)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	2.70%	3.80%	3.20%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.80%	3.20%	3.50%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest cost	$82	$73	$81
Recognized net actuarial loss	160	154	147
Net periodic benefit cost	242	227	228
Net loss	7	89	126
Amortization of loss	(160)	(154)	(147)
Total amount recognized in other comprehensive income	(153)	(65)	(21)
Total recognized in net periodic benefit cost and other comprehensive income	$89	$162	$207

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $151,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at the end of 2019:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on aggregate service and interest cost	$5	$(5)
Effect on postretirement benefit obligation	130	(118)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2020	$240
2021	230
2022	218
2023	206
2024	193
2025-2029	752
$1,839

The Company expects to contribute approximately $240,000 to the retiree welfare plan in 2020.

Note 18—Share-Based Compensation

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

The Company’s 2004, 2012 and 2019 stock incentive programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2004, 2012 and 2019 plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. No options were granted under the 2012 plan after February 1, 2019, and the 2012 plan is closed other than for any options still unexercised and outstanding. The 2019 plan is the only plan from which new share-based compensation grants may be issued. It is the Company’s policy to grant options out of the 1,000,000 shares registered under the 2019 plan.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1, 2019	213,866	$61.28	218,689	$52.75	246,535	$42.53
Granted	—	—	34,407	91.05	33,634	91.23
Exercised	(36,978)	33.26	(33,424)	30.88	(59,480)	33.03
Forfeited	—	—	(5,806)	91.35	(2,000)	26.01
Outstanding at December 31, 2019	176,888	67.14	213,866	61.28	218,689	52.75
Exercisable at December 31, 2019	131,216	60.12	140,115	49.41	148,702	41.62
Weighted-average fair value of options granted during the year		$—		$28.01		$35.42

The aggregate intrinsic value of 176,888, 213,866, and 218,689 stock options outstanding at December 31, 2019, 2018, and 2017 was $3.7 million, $1.9 million, and $7.7 million, respectively. The aggregate intrinsic value of 131,216, 140,115, and 148,702 stock options exercisable at December 31, 2019, 2018, and 2017 was $3.6 million, $1.9 million, and $6.8 million, respectively. The aggregate intrinsic value of 36,978, 33,424, and 59,480 stock options exercised for the years ended December 31, 2019, 2018, and 2017 was $1.4 million, $2.0 million, and $3.3 million, respectively.

Information pertaining to options outstanding at December 31, 2019, is as follows:

			Options Outstanding				Options Exercisable
				Weighted					Weighted
				Average					Average
				Remaining		Weighted		Weighted	Remaining
Range of			Number	Contractual		Average	Number	Average	Contractual
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Exercise Price	Life
$26.01	-	$40.00	20,170	1.7	years	$31.56	20,164	$31.56
$40.01	-	$55.00	19,874	2.9	years	$41.42	19,874	$41.42
$55.01	-	$70.00	74,609	5.1	years	$63.61	68,186	$63.59
$70.01	-	$85.00	—	—	years	$—	—	$—
$85.01	-	$91.35	62,235	7.6	years	$91.12	22,992	$91.07
			176,888	5.4	years	$67.14	131,216	$60.12	4.6	years

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Year ended December 31,
	2019		2018		2017
Dividend yield	—%		1.46%		1.40%
Expected life	—	years	8.5	years	8.5	years
Expected volatility	—%		28.0%		37.2%
Risk-free interest rate	—%		2.54%		2.43%

As of December 31, 2019, there was $720,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 0.76 years as of December 31, 2019. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was approximately $799,000, $700,000 and $578,000, respectively. Compensation expense of $641,000, $751,000, and $784,000 was recorded in 2019, 2018, and 2017, respectively.

Restricted Stock

The Company routinely also grants shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Grants to employees typically cliff vest after four years. Grants to non-employee directors typically vest within a 12-month period.

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

Non-vested restricted stock for the year ended December 31, 2019 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2019	104,419	$62.45
Granted	8,934	73.34
Vested	(40,858)	70.06
Forfeited	(3,045)	72.01
Nonvested at December 31, 2019	69,450	58.96

The Company granted 8,934; 7,836; and 26,053 shares for the years ended December 31, 2019, 2018, and 2017, respectively. The weighted-average- grant-date fair value of restricted shares granted in 2019, 2018, and 2017 was $73.34, $87.37, and $89.11, respectively. Compensation expense of $1.7 million, $2.5 million, and $2.5 million was recorded in 2019, 2018, and 2017, respectively.

The vesting schedule of these shares as of December 31, 2019 is as follows:

Shares
2020	48,830
2021	3,905
2022	4,174
2023	4,553
2024	3,405
Thereafter	4,583
69,450

As of December 31, 2019, there was $1.1 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.25 years as of December 31, 2019. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was approximately $3.0 million, $2.5 million, and $3.1 million, respectively.

Restricted Stock Units (“RSU”)

The Company from time-to-time also grants performance RSUs to key employees. These awards help align the interests of these employees with the interests of the shareholders of the Company by providing economic value directly related to the performance of the Company. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time vested requirement (generally four years from grant date). The Company communicates threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. The Company recognizes expenses on a straight-line basis typically over the performance and vesting periods based upon the probable performance target that will be met. For the year ended December 31, 2019, the Company accrued for 84.3% of the RSUs granted, based on Management’s expectations of performance.

Nonvested RSUs for the year ended December 31, 2019 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2019	200,540	$85.10
Granted	159,521	68.27
Vested	(31,723)	89.40
Forfeited	(3,737)	82.18
Nonvested at December 31, 2019	324,601	76.44

The Company granted 159,521, 113,270 and 77,301 shares for the year ended December 31, 2019, 2018 and 2017, respectively. The weighted-average grant-date fair value of restricted stock units granted in 2019 was $68.27. Compensation expense of $6.4 million, $5.5 million, and $3.6 million was recorded in 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was $10.5 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.76 years as of December 31, 2019. The total fair value of restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was approximately $5.8 million, $5.7 million, and $5.0 million, respectively.

Employee Stock Purchase Plan

The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. The plan, which expires June 30, 2022, is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 50,000 shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter.

The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $75,000, $82,000 and $43,000 in share-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 19—Stock Repurchase Program

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000, all of which had been repurchased as of December 31, 2018. In January 2019, the Board of Directors approved a new program (“2019 repurchase program”) to repurchase up to an additional 1,000,000 of our common shares, all of which had been repurchased as of June 30, 2019. In June 2019, the Board of Directors authorized an additional 2,000,000 of our common shares to be repurchased under the 2019 repurchase program, however we are not obligated to repurchase any additional shares under the 2019 repurchase program. As of December 31, 2019, we have repurchased 1,165,000 shares of the 2,000,000 approved in June 2019 at an average price per share of $74.72 per share (excluding commission expense). In 2019, the Company repurchased a total of 2,165,000 shares for $156.9 million or $72.49 per share (excluding commission expense). In 2018, the Company repurchased a total of 1,000,000 shares for $68.4 million or $68.40 per share (excluding commission expense).

Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 35,674, 25,251, and 61,125 shares at a cost of $2.5 million, $2.2 million, and $5.5 million in 2019, 2018, and 2017, respectively.

Note 20—Lease Commitments

On January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The purpose of the update was to increase transparency and comparability between organizations that enter into lease agreements. The key difference between the previous guidance and the update is the recognition of a right-of-use asset (ROU) and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. Accounting Standards Codification (“ASC”). Our lease agreements in which ASC Topic 842 has been applied are primarily for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. We performed an analysis on equipment leases for the implementation of ASC Topic 842 and determined the number and dollar amount of our equipment leases was not material.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We chose the transition method of adoption where we initially apply the new lease standard at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption if applicable. Therefore, we applied this standard to all existing leases as of the adoption date of January 1, 2019, recording a ROU asset and a lease liability in an equal amount. We recorded a ROU asset and lease liability of $82.2 million at the commencement date of January 1, 2019. We did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement and the adoption of ASC Topic 842 did not have a material impact on our consolidated income statement. With this transition method, we do not have to restate comparative prior periods presented in the financial statements related to ASC Topic 842, but will present comparative prior periods disclosures using the previous accounting guidance for leases. Disclosures for prior periods under the previous accounting guidance were on an annual basis only.

As of December 31, 2019, we had operating ROU assets of $87.4 million and operating lease liabilities of $88.8 million. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 25 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term. We do not sublease any portion of these locations to third parties.

Year Ended
(Dollars in thousands)	December 31,
2019
Lease Expense Components:
Operating lease expense	$8,804
Short-term lease expense	494
Variable lease expense	430
Total lease expense	$9,728
Supplemental Cash Flow and Other Information Related to Leases:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$7,725
Initial ROU assets recorded in exchange for new lease liabilities - operating leases	$10,239
Weighted - average remaining lease term (years) - operating leases	14.14
Weighted - average discount rate - operating leases	3.9%

December 31,
2019
Supplemental Balance Sheet Information Related to Leases
Operating lease ROU assets (premises and equipment)	$87,389
Operating lease liabilities (other liabilities)	$88,846

Maturity Analysis of Lease Liabilities:
Year Ending December 31,
2020	$8,077
2021	8,226
2022	8,341
2023	8,414
2024	7,974
Thereafter	76,222
Total	117,254
Less: Imputed Interest	(28,408)
Lease Liability	$88,846

As of December 31, 2019, we did not maintain any finance leases, leases with related parties, and we determined that the number and dollar amount of our equipment leases was immaterial. As of December 31, 2019, we have additional operating leases that have not yet commenced of $5.2 million. These operating leases will commence in fiscal year 2020 with lease terms of 5 to 10 years.

See further discussion in Note 1 – Summary of Significant Accounting Policies page F-17 on accounting for leases.

Lease Commitments Disclosure at December 31, 2018 Prior to Adoption of ASU 2016-02

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

Future minimum lease payments as of December 31, 2018, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
Year Ended December 31,
2019	$7,497
2020	7,580
2021	7,423
2022	6,823
2023	6,123
Thereafter	16,510
$51,956

Total lease expense for the years ended December 31, 2018 and 2017 was $7.9 million and $6.2 million, respectively.

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

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2019, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 22—Related Party Transactions

During 2019 and 2018, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $37.5 million and $23.5 million at December 31, 2019 and 2018 respectively. During 2019, $32.5 million of new loans were made to this group while repayments of $18.5 million were received during the year. Related party deposits totaled approximately $21.8 million and $17.7 million at December 31, 2019 and 2018, respectively.

Note 23—Financial Instruments with Off-Balance Sheet Risk

The Company’s subsidiary is a party to credit related financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such commitments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments express the extent of involvement the subsidiary has in particular classes of financial instruments.

The subsidiary’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2019 and 2018, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit	$2,902,000	$2,748,901
Standby letters of credit and financial guarantees	32,869	32,725
	$2,934,869	$2,781,626

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and personal guarantees. Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn to the extent to which the banking subsidiary is committed.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019:
Assets
Derivative financial instruments	$16,252	$—	$16,252	$—
Loans held for sale	59,363	—	59,363	—
Securities available for sale:
Government-sponsored entities debt	25,941	—	25,941	—
State and municipal obligations	208,415	—	208,415	—
Mortgage-backed securities	1,721,691	—	1,721,691	—
Total securities available for sale	1,956,047	—	1,956,047	—
Mortgage servicing rights	30,525	—	—	30,525
	$2,062,187	$—	$2,031,662	$30,525
Liabilities
Derivative financial instruments	$31,273	$—	$31,273	$—

December 31, 2018:
Assets
Derivative financial instruments	$5,090	$—	$5,090	$—
Loans held for sale	22,925	—	22,925	—
Securities available for sale:
Government-sponsored entities debt	48,251	—	48,251	—
State and municipal obligations	200,768	—	200,768	—
Mortgage-backed securities	1,268,048	—	1,268,048	—
Total securities available for sale	1,517,067	—	1,517,067	—
Mortgage servicing rights	34,727	—	—	34,727
	$1,579,809	$—	$1,545,082	$34,727
Liabilities
Derivative financial instruments	$4,421	$—	$4,421	$—

There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2019 and 2018.

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

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2019 and 2018 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2019	$34,727	$—
Servicing assets that resulted from transfers of financial assets	7,363	—
Changes in fair value due to valuation inputs or assumptions	(6,976)	—
Changes in fair value due to decay	(4,589)	—
Fair value , December 31, 2019	$30,525	$—

Fair value, January 1, 2018	$31,119	$—
Servicing assets that resulted from transfers of financial assets	5,962	—
Changes in fair value due to valuation inputs or assumptions	1,861	—
Changes in fair value due to decay	(4,215)	—
Fair value, December 31, 2018	$34,727	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at December 31, 2019 or 2018.

See Note 28 – Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019:
OREO	$11,964	$—	$—	$11,964
Non-acquired impaired loans	15,444	—	—	15,444
December 31, 2018:
OREO	$11,410	$—	$—	$11,410
Non-acquired impaired loans	13,164	—	—	13,164

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2019	2018
Nonrecurring measurements:
Non-acquired impaired loans	Discounted appraisals	Collateral discounts	2%	3%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	31%	23%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Cash and cash equivalents	$688,704	$688,704	$688,704	$—	$—
Investment securities	2,005,171	2,005,171	49,124	1,956,047	—
Loans held for sale	59,363	59,363	—	59,363	—
Loans, net of allowance for loan losses	11,313,113	11,452,003	—	—	11,452,003
Accrued interest receivable	36,774	36,774	—	8,500	28,274
Mortgage servicing rights	30,525	30,525	—	—	30,525
Interest rate swap - non-designated hedge	15,350	15,350	—	15,350	—
Other derivative financial instruments (mortgage banking related)	902	902	—	902	—
Financial liabilities:
Deposits	12,177,096	11,406,477	—	11,406,477	—
Federal funds purchased and securities sold under agreements to repurchase	298,741	298,741	—	298,741	—
Other borrowings	815,936	818,210	—	818,210	—
Accrued interest payable	4,916	4,916	—	4,916	—
Interest rate swap - non-designated hedge	16,693	16,693	—	16,693	—
Interest rate swap - cash flow hedge	13,791	13,791	—	13,791	—
Other derivative financial instruments (mortgage banking related)	789	789	—	789	—
Off balance sheet financial instruments:
Commitments to extend credit	—	36,031	—	36,031	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$408,983	$408,983	$408,983	$—	$—
Investment securities	1,542,671	1,542,671	25,604	1,517,067	—
Loans held for sale	22,925	22,925	—	22,925	—
Loans, net of allowance for loan losses	10,962,037	10,613,571	—	—	10,613,571
Accrued interest receivable	35,997	35,997	—	6,908	29,089
Mortgage servicing rights	34,727	34,727	—	—	34,727
Interest rate swap - non-designated hedge	3,824	3,824	—	3,824	—
Other derivative financial instruments (mortgage banking related)	1,267	1,267	—	1,267	—
Financial liabilities:
Deposits	11,646,933	10,561,394	—	10,561,394	—
Federal funds purchased and securities sold under agreements to repurchase	270,649	270,649	—	270,649	—
Other borrowings	266,084	269,134	—	269,134	—
Accrued interest payable	4,719	4,719	—	4,719	—
Interest rate swap - non-designated hedge	4,373	4,373	—	4,373	—
Interest rate swap - cash flow hedge	48	48	—	48	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(88,424)	—	(88,424)	—

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

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer will apply to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, beginning January 1, 2016 and became fully effective on January 1, 2019, and ultimately consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

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

The following table presents actual and required capital ratios as of December 31, 2019 for the Company and the Bank under the Basel III capital rules. The minimum required capital amounts presented include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required for the Bank to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required - Basel III		Required - Basel III		Considered Well
	Actual		Phase-In Schedule		Fully Phased In		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2019
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,326,725	11.30%	$822,225	7.00%	$822,225	7.00%	$763,495	6.50%
South State Bank (the Bank)	1,417,616	12.07%	822,218	7.00%	822,218	7.00%	763,488	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,438,995	12.25%	998,416	8.50%	998,416	8.50%	939,686	8.00%
South State Bank (the Bank)	1,417,616	12.07%	998,407	8.50%	998,407	8.50%	939,677	8.00%
Total capital to risk-weighted assets:
Consolidated	1,501,321	12.78%	1,233,338	10.50%	1,233,338	10.50%	1,174,607	10.00%
South State Bank (the Bank)	1,479,942	12.60%	1,233,327	10.50%	1,233,327	10.50%	1,174,597	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,438,995	9.73%	591,731	4.00%	591,731	4.00%	739,664	5.00%
South State Bank (the Bank)	1,417,616	9.59%	591,592	4.00%	591,592	4.00%	739,490	5.00%
December 31, 2018:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,335,826	12.05%	$706,981	6.38%	$776,293	7.00%	$720,844	6.50%
South State Bank (the Bank)	1,427,764	12.87%	707,039	6.38%	776,356	7.00%	720,902	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,447,428	13.05%	873,330	7.88%	942,642	8.50%	887,192	8.00%
South State Bank (the Bank)	1,427,764	12.87%	873,401	7.88%	942,718	8.50%	887,264	8.00%
Total capital to risk-weighted assets:
Consolidated	1,503,561	13.56%	1,095,128	9.88%	1,164,440	10.50%	1,108,990	10.00%
South State Bank (the Bank)	1,483,897	13.38%	1,095,217	9.88%	1,164,534	10.50%	1,109,080	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,447,428	10.65%	543,506	4.00%	543,506	4.00%	679,383	5.00%
South State Bank (the Bank)	1,427,764	10.51%	543,387	4.00%	543,387	4.00%	679,234	5.00%

As of December 31, 2019 and 2018, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 26—Condensed Financial Statements of Parent Company

Financial information pertaining only to South State Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2019	2018
ASSETS
Cash	$21,688	$21,092
Investment in subsidiary	2,467,466	2,461,836
Other assets	204	54
Total assets	$2,489,358	$2,482,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$116,345	$116,686
Shareholders’ equity	2,373,013	2,366,296
Total liabilities and shareholders’ equity	$2,489,358	$2,482,982

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Income:
Dividends from subsidiary	$214,852	$117,298	$63,703
Operating income	5,386	67	580
Total income	220,238	117,365	64,283
Operating expenses	15,409	15,302	15,482
Income before income tax benefit and equity in undistributed earnings of subsidiaries	204,829	102,063	48,801
Applicable income tax benefit	1,883	3,055	5,053
Equity in undistributed earnings of subsidiary (excess distribution)	(20,229)	73,753	33,700
Net income available to common shareholders	$186,483	$178,871	$87,554

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$186,483	$178,871	$87,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	666	666
Share-based compensation	8,839	8,783	6,934
Gain on sale of securities available for sale	(5,366)	—	(486)
Decrease (increase) in other assets	(159)	1,465	(1,564)
Decrease in other liabilities	(959)	(2,048)	(6,341)
Undistributed earnings of subsidiary	20,229	(73,753)	(33,700)
Net cash provided by operating activities	209,733	113,984	53,063
Cash flows from investing activities:
Proceeds from sales and calls of other investment securities	5,366	—	687
Net cash inflow from acquisitions	—	—	15,468
Net cash provided by investing activities	5,366	—	16,155
Cash flows from financing activities:
Repayment of other borrowings	—	—	(30,000)
Common stock issuance	1,394	1,331	1,056
Common stock repurchased	(159,431)	(70,577)	(5,512)
Dividends paid on common stock	(57,696)	(50,557)	(38,623)
Stock options exercised	1,230	1,032	1,965
Net cash used in financing activities	(214,503)	(118,771)	(71,114)
Net increase (decrease) in cash and cash equivalents	596	(4,787)	(1,896)
Cash and cash equivalents at beginning of period	21,092	25,879	27,775
Cash and cash equivalents at end of period	$21,688	$21,092	$25,879

Note 27—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			December 31, 2019			December 31, 2018
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk on Junior Subordinated Debt:
Pay fixed rate swap with counterparty	Other Liabilities	$—	$—	$—	$8,000	$—	$48

Cash flow hedges of interest rate risk on FHLB Advances:
Pay fixed rate swap with counterparty	Other Liabilities	$700,000	$—	$13,791	$—	$—	$—

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$2,754	$—	$199	$2,824	$—	$51

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$564,068	$15,277	$1,019	$368,513	$3,105	$4,193
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$564,068	$73	$15,475	$368,513	$718	$129

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	$133,000	$—	$789	$94,500	$1,184	$—
Forward sales commitments used to hedge mortgage pipeline	Other Assets	$87,773	$902	$—	$46,812	$83	$—

Total derivatives		$2,051,663	$16,252	$31,273	$889,162	$5,090	$4,421

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

The Company utilizes the interest rate swap agreement essentially to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the derivative’s entire gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

For designated hedging relationships, we have a third party perform retrospective and prospective effectiveness testing on a quarterly basis using quantitative methods to determine if the hedge is still highly effective. Hedge accounting ceases on transactions that are no longer deemed highly effective, or for which the derivative has been terminated or de-designated.

A cash flow hedge, in which we utilized an interest rate swap agreement essentially to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge), matured June 15, 2019 and was no longer in existence at December 31, 2019. During 2009, we entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. We hedged the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate. The notional amount on which the interest payments were based was not exchanged. This derivatives contract called for us to pay a fixed rate of 4.06% on the $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

For the three cash flow hedges that remain as of December 31, 2019, we utilize interest rate swap agreements to manage interest rate risk related to funding through short-term FHLB advances. In March 2019, we entered into three-month FHLB advances for $350 million and $150 million for which at this time we plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million and $150 million to manage the interest rate risk related to these FHLB advances. In June 2019, we entered into a three-month FHLB advance for $200 million for which at this time we plan to continuously renew. At the same time, we entered into an interest rate swap agreement with a notional amount of $200 million to manage the interest rate risk related to this FHLB advance. With our plan to continually renew and reprice the FHLB advances every three months, we are treating this funding as variable rate funding. We are hedging the cash flows from these FHLB advances against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt. The notional amount on which the interest payments are based will not be exchanged related to these interest rate swaps. The derivative contract on the $350 million notional amount calls for us to pay a fixed rate of 2.44% and receive a variable rate of three-month LIBOR (1.91% at December 31, 2019). The derivative contract on the $150 million notional amount calls for us to pay a fixed rate of 2.21% and receive a variable rate of three-month LIBOR (1.96% at December 31, 2019). The derivative contract on the $200 million notational amount calls for us to pay a fixed rate of 1.89% and receive a variable rate of three-month LIBOR (1.91% at December 31, 2019). The hedge for $350 million expires on March 23, 2023, the hedge for $150 million expires on March 29, 2024, and the hedge for the $200 million expires on June 3, 2024.

The Company recognized an after-tax unrealized loss on its cash flow hedges in other comprehensive income for the year ended December 31, 2019 of $10.7 million, compared to a $154,000 gain for the year ended December 31, 2018. The Company recognized a $13.8 million cash flow hedge liability in other liabilities on the balance sheet at December 31, 2019, compared to a $48,000 cash flow hedge liability for the year ended December 31 2018. There was no ineffectiveness in the cash flow hedges during the years ended December 31, 2019 and 2018. (See Note 14 – Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of December 31, 2018, we provided $300,000 of collateral on the cash flow hedge on the junior subordinated debt which was included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. As of December 31, 2019, we provided $22.6 million of collateral on the cash flow hedges on the FHLB advances which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, we have a netting agreement with the counterparties.

Balance Sheet Fair Value Hedge

The Company maintains one loan swap, with an aggregate notional amount of $2.8 million at December 31, 2019, accounted for as a fair value hedge in accordance with ASC 815, Derivatives and Hedging. This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate. The fair value of this hedge is recorded in other assets or in other liabilities. All changes in fair value are recorded through earnings as noninterest income. There was no gain or loss recorded on this derivative in 2019 or 2018.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2019 and 2018, the interest rate swaps had an aggregate notional amount of approximately $1.1 billion and $737.0 million, respectively. At December 31, 2019, the fair value of the interest rate swap derivatives are recorded in other assets at $15.3 million and other liabilities at $16.5 million for a net liability position of $1.1 million. At December 31, 2018, the fair value of the interest rate swap derivatives are recorded in other assets at $3.8 million and other liabilities at $4.3 million for a net liability position of $499,000. All changes in fair value are recorded through earnings as noninterest income. For the year ended December 31, 2019 the Company recorded a loss of $646,000, compared to a loss of $207,000 for the year ended December 31, 2018, related to the change in the fair value of these interest rate swap derivatives. As of December 31, 2019, we provided $26.4 million of collateral on the customer swaps which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.

Foreign Exchange

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At December 31, 2019 and 2018, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at December 31, 2019 and 2018, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the years ended December 31, 2019 or 2018.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2019 and 2018, the Company had derivative financial instruments outstanding with notional amounts totaling $133.0 million and $94.5 million related to mortgage servicing rights, respectively. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a loss of $789,000 at December 31, 2019 compared to a gain of $1.2 million at December 31, 2018.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage loan pipeline.

	December 31,
(Dollars in thousands)	2019	2018
Mortgage loan pipeline	$80,785	$50,442
Expected closures	60,588	37,832
Fair value of mortgage loan pipeline commitments	1,160	705
Forward sales commitments	87,773	46,812
Fair value of forward commitments	(258)	(621)

Note 28—Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $3.3 billion and $3.1 billion at December 31, 2019 and 2018, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees earned by the Company during the year ended December 31, 2019 and 2018 was $7.8 million and $7.6 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At December 31, 2019 and 2018, MSRs were $30.5 million and $34.7 million, respectively, on the Company’s consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the years ended December 31, 2019 and 2018 were a loss of $7.0 million and a gain of $1.9 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Increase (decrease) in fair value of MSRs	$(6,976)	$1,861	$(595)
Decay of MSRs	(4,589)	(4,215)	(3,762)
Gain (loss) related to derivatives	3,967	(953)	200
Net effect on statements of income	$(7,598)	$(3,307)	$(4,157)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	December 31,
(Dollars in thousands)	2019		2018
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.8%		99.8%
Adjustable-rate mortgage loans	0.2%		0.2%
Total	100.0%		100.0%
Weighted average life	6.55	years	7.88	years
Constant Prepayment rate (CPR)	10.3%		7.3%
Weighted average discount rate	9.4%		9.4%
Effect on fair value due to change in interest rates
25 basis point increase	$2,477		$1,504
50 basis point increase	4,452		2,740
25 basis point decrease	(2,938)		(1,981)
50 basis point decrease	(6,228)		(4,421)

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

Custodial escrow balances maintained in connection with the loan servicing were $16.5 million and $16.2 million at December 31, 2019 and 2018.

Whole loan sales were $812.3 million and $645.7 million for the years ended December 31, 2019 and 2018, of which $660.6 million and $498.7 million or 81.3% and 77.2% were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2019, loans held for sale were $59.4 million, compared with $22.9 million at December 31, 2018.

Note 29—Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2019, tax credits and other tax benefits of $5.9 million and amortization of $6.1 million were recorded. For the year ended December 31, 2018, the Company recorded tax credits and other tax benefits of $4.6 million and amortization of $3.8 million. At December 31, 2019 and 2018, the Company’s carrying value of QAHPs was $77.2 million and $44.0 million, respectively, with an original investment of $97.3 million. The Company has $36.1 million and $17.5 million in remaining funding obligations related to these QAHPs recorded in liabilities at December 31, 2019 and 2018, respectively. None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 30—Subsequent Events

Proposed Merger with CenterState Bank Corporation

On January 25, 2020, South State and CenterState Bank Corporation, a Florida corporation (“CenterState”) entered into an Agreement and Plan of Merger (the “merger agreement”), pursuant to which South State and CenterState have agreed to combine their respective companies in an all-stock merger of equals. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, CenterState will merge with and into South State, with South State continuing as the surviving entity, in a transaction we refer to as the “merger.”  The merger agreement was unanimously approved by the boards of directors of South State and CenterState, and is subject to shareholder and regulatory approvals and other customary closing conditions.

Under the terms of the merger agreement, shareholders of CenterState will receive 0.3001 shares of South State common stock for each share of CenterState common stock they own. After the merger, it is anticipated that CenterState shareholders will own approximately 53% and South State shareholders will own approximately 47% of the combined company.  The aggregate consideration, including “in the money” outstanding stock options, is valued at approximately $2.9 billion, based on approximately 125,174,000 shares of CenterState common stock outstanding as of December 31, 2019 and on South State’s February 20, 2020 closing stock price of $78.16.  The transaction is expected to close during the third quarter of 2020.  At December 31, 2019, CenterState reported $17.1 billion in total assets, $12.0 billion in loans and $13.1 billion in deposits.

Capital Management – Common Stock Repurchased

In June 2019, the Board of Directors approved and reset the number of shares available to be repurchased to 2,000,000 common shares under the 2019 Stock Repurchase Program (“Repurchase Program”). As of December 31, 2019, we had repurchased 1,165,000 of the 2,000,000 shares of our common stock authorized by the Board of Directors in June 2019. In the first quarter of 2020, we repurchased an additional 160,000 shares of our common stock at an average price of $77.63 per share (excluding cost of commission) for a total of $12.4 million. We may repurchase up to an additional 675,000 shares of common stock under the Repurchase Program; however we are not obligated to repurchase any additional shares under the Repurchase Program.

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and has determined that there is no additional disclosure necessary.