Form 10-K/A
period 2019-12-31
SOUTH STATE Corp
filed 2020-03-06
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

The aggregate market value of the voting stock of the registrant held by non-affiliates was $2,512,032,000 based on the closing sale price of $73.67 per share on June 30, 2019. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of March 5, 2020 was 33,450,861.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2020 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “South State” mean South State Corporation and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended December 31. References to the “parent company” mean South State Corporation.

South State Corporation

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below sets forth for each director’s name, age, when first elected and current term expiration, business experience for at least the past five years, and the qualifications that led to the conclusion that the individual should serve as a director.

		First	Current
		Elected	Term	Business Experience for the Past Five Years and
Name	Age	Director	Expires	Director Qualifications
Robert R. Horger Chairman South State Bank Employee	69	1991	2022

Chairman of the Company and its wholly-owned banking subsidiary, South State Bank (sometimes also referred to herein as the “Bank”), since 1998. He also has served as Vice Chairman of the Company and the Bank, from 1994 to 1998. Mr. Horger has been an attorney with Horger, Barnwell and Reid in Orangeburg, South Carolina, since 1975. During his tenure as Chairman, Mr. Horger has developed knowledge of the Company’s business, history, organization, and executive management which, together with his experience and personal understanding of many of the markets that we serve, has enhanced his ability to lead our board through challenging economic conditions. Mr. Horger’s legal training and experience enhance his ability to understand the Company’s regulatory framework.

Robert R. Hill, Jr. Chief Executive Officer South State Bank Employee	53	1996	2020

Mr. Hill has served as Chief Executive Officer of the Company since November 6, 2004. Mr. Hill also served as President of the Company from November 6, 2004 to July 26, 2013. Prior to that time, Mr. Hill served as President and Chief Operating Officer of South State Bank, from 1999 to November 6, 2004. Mr. Hill joined us in 1995. He was appointed to serve on the Federal Reserve Board of Directors in December 2010. Mr. Hill brings to our Board an intimate understanding of our business and organization, as well as substantial leadership ability, banking industry expertise, and management experience.

John C. Pollok Chief Financial Officer South State Bank Employee	54	2012	2021

Mr. Pollok has served as Chief Financial Officer since March 21, 2012 and as Chief Operating Officer of the Company from February 15, 2007 until July 19, 2018. Mr. Pollok also previously served as the Chief Operating Officer of the Bank from February 15, 2007 until March 21, 2012. Prior to that time, Mr. Pollok served as the Chief Financial Officer of the Company from February 15, 2007 until January 3, 2010. Mr. Pollok brings to our Board an overall institutional knowledge of our business, banking industry expertise, and leadership experience.

Paula Harper Bethea Vice Chairman	64	2013	2020

Mrs. Bethea has served as Vice-Chairman of our Board of the Company and its subsidiary, South State Bank since 2013. Mrs. Bethea is the Senior advisor to the President and the COO at the University of SC and is Executive Chair of the Board of the JM Smith Corporation in Spartanburg, SC. Prior to this role, she was the Executive Director of the SC Education Lottery (2009-2016) and was one of nine South Carolinians chosen in 2001 to establish the Lottery. Prior to this position, Mrs. Bethea was with the McNair Law Firm from 2006 to 2009 where she served as Director of External Relations. Mrs. Bethea served on the Board of directors of FFHI from 1996 until FFHI merged with the Company in 2013. Her business and personal experience in certain of the communities that the Bank serves provides her with an appreciation and understanding of markets that we serve, and her leadership experiences provide her with insights regarding organizational behavior and management.

James C. Cherry	69	2017	2020

Mr. Cherry served as the Chief Executive Officer and as a director of Park Sterling Corporation from its formation in 2010 until November 2017 when it merged with the Company. Mr. Cherry has served as a consultant to the Bank since November 2017. He retired as the Chief Executive Officer for the Mid-Atlantic Banking Region at Wachovia Corporation in 2006, and previously served as President of Virginia Banking, Head of Trust and Investment Management, and in various positions in North Carolina and Virginia banking including Regional Executive, Area Executive, City Executive, Corporate Banking and Loan Administration Manager, and Retail Banking Branch Manager for Wachovia. He is currently a director of Armada Hoffler Properties Inc. (NYSE: AHH), a Virginia-based publicly traded real estate company; Beach Community Bank, a Fort Walton, Florida based private commercial bank; and, Magna Imperio Systems Corporation, a private water purification company based in Houston, Texas. Mr. Cherry’s extensive experience in commercial and retail banking operations, credit administration, product management and merger integration at Wachovia and Park Sterling Bank, which was focused in the Carolinas and Virginia, provides our Board with significant expertise important to the oversight of the Company and expansion into our target markets.

Jean E. Davis	64	2017	2020

Ms. Davis, former Park Sterling Corporation Board member, retired as the head of Operations, Technology and e-Commerce of Wachovia Corporation in 2006. She previously served as the Head of Operations and Technology, Head of Human Resources, Head of Retail Banking, and in several office executive, regional executive and corporate banking roles for Wachovia. Ms. Davis brings extensive knowledge of bank operations and technology, as well as human resources, to our Board of Directors, both of which are important to the Company’s long-term success. In addition, she brings a strong background in retail banking, merger due diligence and merger integration experience.

Martin B. Davis	56	2016	2020

Mr. Davis is executive vice president of Southern Company Services and chief information officer of Southern Company. Mr. Davis has spent nearly 30 years leading complex technology organizations in highly regulated environments. Mr. Davis serves on the American Heart Association’s South East region board of directors. Mr. Davis served on the Board of trustees at Winston-Salem State University. He has been recognized as one of the “50 Most Important African-Americans in Technology” by U.S. Black Engineers & Information Technology magazine and one of the “75 Most Powerful African-Americans in Corporate America” by Black Enterprise. Mr. Davis' technology-related experience provides him with useful insight regarding this area of increasing strategic importance to bank marketing and operations.

Robert H. Demere, Jr.	71	2012	2022

Mr. Demere serves as Chairman and Chief Executive Officer of Colonial Group, Inc., a private petroleum marketing company located in Savannah, Georgia. Mr. Demere has been employed by Colonial Group, Inc. since 1974. As the former President of Colonial Group, Inc., Mr. Demere has attained valuable experience in raising equity in the capital markets. Prior to working for Colonial, Mr. Demere worked as a stockbroker for Robinson-Humphrey Company. Mr. Demere served on the Board of Directors of Savannah Bancorp Inc. from 1989 until we acquired it in 2012. His business and personal experience in certain of the communities that the Bank serves also provides him with an appreciation of and useful insight regarding certain markets that we serve.

Cynthia A. Hartley	71	2011	2021

Mrs. Hartley retired in 2011 as Senior Vice President of Human Resources with Sonoco Products Company in Hartsville, South Carolina. Mrs. Hartley served as the Chairman of the Board of Trustees for Coker College in Hartsville, South Carolina. Mrs. Hartley was first elected to our Board of Directors in May of 2011. Her leadership experience, knowledge of human resource matters, and business and personal ties with many of the Bank’s market areas enhance her ability to contribute as a director.

Thomas J. Johnson	69	2013	2020

Mr. Johnson is President, Chief Executive Officer, and Owner of F&J Associates, a company that owns and operates automobile dealerships in the southeastern United States and the U.S. Virgin Islands. He serves on our Board of Directors of the South Carolina Automobile Dealers Association, the Board of Visitors of the Coastal Carolina University School of Business and the South Carolina Business Resources Board. Mr. Johnson served on the Board of directors of FFHI from 1998 until it merged with us in 2013. Mr. Johnson’s extensive business experience and knowledge of markets that we serve enhance his ability to contribute as a director.

Grey B. Murray	54	2017	2022

Mr. Murray, a former Georgia Bank & Trust board member, has served as President of United Brokerage Company, Inc., headquartered in Augusta, Georgia since 1991. Mr. Murray also serves as a Commissioner on the Augusta Aviation Commission and is a graduate of Leadership Georgia. An active member of the community, Mr. Murray has served on the Board of directors of the American Heart Association, University Health Care Foundation, Augusta Country Club, Secession Golf Club, St. Paul’s Building Authority, Exchange Club of Augusta, Georgia Movers Association, and Augusta Preparatory Day School (past Chairman of the Board). Mr. Murray’s extensive business experience and knowledge of markets that we serve enhance his ability to contribute as a director.

James W. Roquemore	65	1994	2022

Mr. Roquemore has served as Chief Executive Officer of Patten Seed Company, Inc. of Lakeland, Georgia, and General Manager of Super-Sod/Carolina, a company that produces and markets turf grass, sod and seed, since 1997. As the chief executive officer of a company, Mr. Roquemore has experience with management, marketing, operations, and human resource matters. His business and personal experience in certain of the communities that the Bank serves also provides him with an appreciation of markets that we serve. Moreover, during his tenure as a director he has developed knowledge of the Company’s business, history, organization, and executive management which, together with the relationships that he has developed, enhance his leadership and consensus-building ability.

Thomas E. Suggs	70	2001	2021

Mr. Suggs has served as President and Chief Executive Officer of HUB Carolinas, a region of HUB International, the eighth largest insurance broker in the world, since August 2016. Mr. Suggs was the President and Chief Executive Officer of Keenan & Suggs, Inc., an insurance brokerage and consulting firm, before it was acquired by HUB International in August 2016. Mr. Suggs has over 23 years of experience in the insurance industry and 25 years of banking experience. As the chief executive officer of the HUB Carolinas region, Mr. Suggs has experience with management, marketing, operations, and human resource matters, and his experience with the banking industry also provides him with certain insights. His business and personal experience in communities that the Bank serves also provides him with an appreciation of markets that we serve.

Kevin P. Walker	69	2010	2021

Mr. Walker, CPA/ABV, CFE, is a founding partner of GreerWalker LLP in Charlotte, North Carolina. GreerWalker LLP is the largest certified public accounting firm founded and headquartered in Charlotte and currently employs approximately 125 people. Mr. Walker is also a member of the American Institute of Certified Public Accountants, the North Carolina Association of Certified Public Accountants, the Financial Consulting Group, the Association of Certified Fraud Examiners, and the American Arbitration Association Panel of Arbitrators. Mr. Walker was first elected to the South State Corporation Board in October 2010. Mr. Walker’s leadership experience, accounting knowledge and business and personal experience in certain of the Company’s markets enhance his ability to contribute as a director.

THE BOARD OF DIRECTORS AND COMMITTEES

During 2019, our Board of Directors held eight meetings. Each director attended at least 75% of the aggregate of the total number of board meetings and the total number of meetings held by the committees of the Board on which he or she served.

There is no formal policy regarding director attendance at annual shareholder meetings, though we strongly encourage such attendance.  We recognize that conflicts may occasionally arise that will prevent a director from attending an annual meeting. All of our directors attended the 2019 annual meeting.

Our Board of Directors maintains executive, audit, compensation, governance, and risk committees. The composition and frequency of meetings for these committees during 2019 were as follows:

Committees of the Board of Directors
	Independent Under NASDAQ	Executive	Audit	Compensation	Governance	Risk
Name	Requirements (2)	(7 meetings)	(10 meetings)	(6 meetings)	(4 meetings)	(7 meetings)
Robert R. Horger	No	● Chair
Robert R. Hill, Jr.	No	●
John C. Pollok	No
Jimmy E. Addison (1)	Yes	●			● Chair
Paula Harper Bethea	Yes	●		●
James C. Cherry	No					●
Jean E. Davis (1)	Yes			●	● Chair
Martin B. Davis	Yes		●			● Chair
Robert H. Demere Jr.	Yes		●			●
Cynthia A. Hartley	Yes			● Chair	●
Thomas J. Johnson	Yes			●	●
Grey B. Murray	Yes		●			●
James W. Roquemore	Yes	●		●
Thomas E. Suggs	Yes	●				●
Kevin P. Walker	Yes		● Chair			●
(1)	Mr. Addison served as chair of the Governance Committee until his retirement from the Board of Directors effective as of April 25, 2019 and was replaced by Mrs. Davis.
(2)	All directors other than Robert R. Horger, Robert R. Hill, Jr., John C. Pollok and James C. Cherry meet the independence requirements of The NASDAQ Stock Market. Therefore, under these requirements, a majority of the members of our Board of Directors is independent.

The functions of these committees are as follows:

Executive Committee—The Executive Committee may, between meetings of the Board of Directors, exercise authority on behalf of the Board of Directors except with respect to those matters specifically delegated to another Board committee and those matters required by law, the rules and regulations of any securities exchange on which the Company’s securities are listed, or the Company’s or Bank’s charter or bylaws to be exercised by the full Board of Directors.  The Executive Committee has the authority to recommend and approve new policies and to review and approve present policies or policy updates and changes. The Executive Committee charter can be found on our website at https://www.southstatebank.com/ under Investor Relations.

Audit Committee—Our Board of Directors has determined that all members of the Audit Committee are independent directors under the independence requirements of The NASDAQ Stock Market, including the requirements of SEC Rule 10A-3. Our Board of Directors has also determined that Kevin P. Walker is an “Audit Committee financial expert” for purposes of the rules and regulations of the SEC adopted pursuant to the Sarbanes-Oxley Act of 2002 and has “banking or related financial expertise” as defined by the FDIC. The primary function of the Audit Committee is to assist our Board of Directors in overseeing (i) our accounting and financial reporting processes generally, (ii) the audits of our financial statements and (iii) our systems of internal controls regarding finance and accounting. In such role, the Audit Committee reviews the qualifications, performance, effectiveness and independence of our independent accountants and has the authority to appoint, evaluate and, where appropriate, replace our independent accountants. The Audit Committee also oversees our internal audit department and consults with management regarding the internal audit process and the effectiveness and reliability of our internal accounting controls. Our Board of Directors has adopted a charter for the Audit Committee, a copy of which is located on our website at https://www.southstatebank.com/ under Investor Relations.

Compensation Committee—Our Board of Directors has determined that all members of the Compensation Committee are independent directors under the independence requirements of The NASDAQ Stock Market applicable to directors who serve on the Compensation Committee. Further, our Board of Directors has also determined that each of the members of the Compensation Committee qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”). The Compensation Committee, among other functions, has overall responsibility for evaluating, and approving or recommending to the Board for approval, our director and officer compensation plans, policies and programs. Until January 2019, following recommendations by the Compensation Committee, the full Board of Directors was responsible for approving or disapproving compensation paid to our Chief Executive Officer and each of our other executive officers, other than compensation that was approved by the Compensation Committee under our Omnibus Stock and Performance Plan or our Annual Incentive Plan. The Compensation Committee charter was amended in January of 2019 to provide that the Compensation Committee shall review and approve the compensation of all our executives and officers as it deems appropriate. The Compensation Committee, which currently consists of five independent directors, is required to be made up of no fewer than three independent directors who are recommended by the Chairman of the Board of Directors and approved by the Board. The Compensation Committee’s processes and procedures for considering and determining executive compensation are described below under “Compensation Discussion and Analysis.” The Compensation Committee charter can be found on our website at https://www.southstatebank.com/ under Investor Relations.

Governance Committee—Our Board of Directors has determined that all members of the Governance Committee are independent directors under the independence requirements of The NASDAQ Stock Market applicable to directors who serve on the Governance Committee. The Governance Committee identifies and recommends individuals qualified to become Board members, reviews our corporate governance practices and recommends changes thereto, and assists our Board in its periodic review of the Board’s performance. The Governance Committee charter can be found on our website at https://www.southstatebank.com/ under Investor Relations.

The Governance Committee acts as the nominating committee for the purpose of recommending to the Board of Directors nominees for election to the Board. The Governance Committee has not established any specific, minimum qualifications that must be met for a person to be nominated to serve as a director, and the Governance Committee has not identified any specific qualities or skills that it believes are necessary to be nominated as a director. The Governance Committee charter provides that potential candidates for the Board, including any nominees submitted by shareholders in accordance with our Bylaws, are to be reviewed by the Governance Committee and that candidates are selected based on a number of criteria, including a proposed nominee’s independence, age, skills, occupation, diversity, experience and any other factors beneficial to the Company in the context of the needs of the Board. The Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, Governance Committee members consider and discuss diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The Governance Committee members generally conceptualize diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoints, professional experience, education, skills and other qualities or attributes that contribute to Board heterogeneity when identifying and recommending director nominees. The Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with its goal of creating a Board of Directors that best serves our needs and the interest of our shareholders.

The Governance Committee has performed a review of the experience, qualifications, attributes and skills of the Board’s current membership, including the director nominees for election to the Board of Directors and the other members of the Board, and believes that the current members of the Board, including the director nominees, as a whole possess a variety of complementary skills and characteristics, including the following:

●	successful business or professional experience;
●	various areas of expertise or experience, which are desirable to our current business, such as general management, planning, legal, marketing, technology, banking and financial services;
●	personal characteristics such as character, integrity and accountability, as well as sound business judgment and personal reputation;
●	willingness and ability to commit the necessary time to fully discharge the responsibilities of Board membership;

●	leadership and consensus building skills; and
●	commitment to our success.

Each individual director has qualifications and skills that the Governance Committee believes, together as a whole, create a strong, well-balanced Board. The experiences and qualifications of our directors are found in the table on pages 4-7.

The Governance Committee will consider director nominees identified by its members, other directors, our officers and employees and other persons, including our shareholders. For a shareholder to nominate a director candidate, the shareholder must comply with the advance notice provisions and other requirements of our Bylaws. Each notice must state, among other things:

●	as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made

o	the name and address of the shareholder who intends to make the nomination and of such beneficial owner, if any;
o	the class or series and number of shares of the Company which are, directly or indirectly, owned beneficially and of record by such shareholder and such beneficial owner,
o	any option, warrant, convertible security, stock appreciation right, or similar right with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of shares of the Company or with a value derived in whole or in part from the value of any class or series of shares of the Company, whether or not such instrument or right shall be subject to settlement in the underlying class or series of capital stock of the Company or otherwise directly or indirectly owned beneficially by such shareholder or such beneficial owner and any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of shares of the Company,
o	any proxy, contract, arrangement, understanding, or relationship pursuant to which such shareholder or such beneficial owner has a right to vote any shares of any security of the Company,
o	any short interest in any security of the Company,
o	any rights to dividends on the shares of the Company owned beneficially by such shareholder or such beneficial owner that are separated or separable from the underlying shares of the Company,
o	any proportionate interest in shares of the Company or derivative instruments held, directly or indirectly, by a general or limited partnership in which such shareholder or such beneficial owner is a general partner or, directly or indirectly, beneficially owns an interest in a general partner,
o	any performance-related fees (other than an asset-based fee) that such shareholder or such beneficial owner is entitled to, based on any increase or decrease in the value of shares of the Company or derivative instruments, if any, as of the date of such notice, including without limitation any such interests held by members of such shareholder’s or such beneficial owner’s immediate family sharing the same household (which information shall be supplemented by such shareholder and beneficial owner, if any, not later than 10 days after February 26, 2020 to disclose such ownership as of February 26, 2020),
o	any pending or threatened legal proceeding in which such shareholder or such beneficial owner is a party or participant involving the Company or any of its officers or directors, or any affiliate of the Company,
o	any other material relationship between such shareholder or such beneficial owner, on the one hand, and the Company, any affiliate of the Company or any principal competitor of the Company, on the other hand, and
o	to the extent known to such shareholder or such beneficial owner, the name(s) of any other shareholder(s) of the Company (whether holders of record of beneficial owners) that support the business that the shareholder proposes to bring before the meeting or the nominees whom the shareholder proposes to nominate for election or reelection to the Board, as applicable;

●	a representation of such shareholder and such beneficial owner, if any, that such person (or a qualified representative thereof) intends to appear in person at the meeting, and

●	any other information relating to such shareholder and beneficial owner, if any, that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for, as applicable, the proposal and/or for the election of directors in a contested election pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder.

In addition to the information required above, each notice must also state, among other things, as to each person, if any, whom the shareholder proposes to nominate for election or re-election to the board of directors:

●	all information relating to such person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected), and

●	a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among such shareholder and beneficial owner, if any, and their respective affiliates and associates, or others acting in concert therewith, on the one hand, and each proposed nominee, and his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if the shareholder making the nomination and any beneficial owner on whose behalf the nomination is made, if any, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant.

For a complete description of the procedures and disclosure requirements to be complied with by shareholders in connection with submitting director nominations, shareholders should refer to our Bylaws.

Risk Committee—The Risk Committee of our Board of Directors provides assistance to the Board of Directors by striving to identify, assess, and monitor key business risks that may impact our operations and results. The charter for the Risk Committee can be found at https://www.southstatebank.com/ under Investors Relations.

While the Risk Committee oversees and reviews our risk functions to monitor key business risks, management is ultimately responsible for designing, implementing, and maintaining an effective risk management program to identify, plan for, and respond to our material risks. The Risk Committee charter acknowledges that our Audit Committee is primarily responsible for certain risks, including accounting and financial reporting. Although the Risk Committee does not have primary responsibility for the risks which are subject to the jurisdiction of the Audit Committee, it is anticipated that on occasion certain results from audit functions will be reviewed by the Risk Committee.

Code of Ethics and Corporate Governance Guidelines

Code of Ethics—Our Board of Directors and the Board of Directors of the Bank have adopted a Code of Ethics to provide ethical guidelines for the activities of our, and our subsidiaries’, agents, attorneys, directors, officers, and employees (including, among others, our chief executive officer, chief financial officer, principal accounting officer and all mangers reporting to these individuals who are responsible for accounting and financial reporting). The Code of Ethics is intended to promote, train, and encourage adherence in business and personal affairs to a high ethical standard and also helps maintain the Company as an institution that serves the public with honesty, integrity and fair-dealing. The Code of Ethics is designed to comply with the Sarbanes-Oxley Act of 2002, and certain other laws that provide guidelines in connection with possible breaches of fiduciary duty, dishonest efforts to undermine financial institution transactions and the intent to corrupt or reward a Company employee or other Company representative. A copy of the Code of Ethics can be found on our website at https://www.southstatebank.com/ under Investor Relations. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website promptly as practicable, as and to the extent required under The NASDAQ Stock Market listing standards and applicable SEC rules.

Board of Directors’ Corporate Governance Guidelines—Our Board of Directors and the Board of Directors of the Bank have each adopted certain guidelines governing the qualifications, conduct and operation of the Board. Among other things, these guidelines outline the duties and responsibilities of each director, and establish certain minimum requirements for director training. Each director is required to read, review and sign the corporate governance guidelines on an annual basis. A copy of these guidelines can be found on our website at https://www.southstatebank.com/ under Investor Relations.

Board Leadership Structure and Role in Risk Oversight

We are focused on our corporate governance practices and value independent Board oversight as an essential component of strong corporate performance to enhance shareholder value. Our commitment to independent oversight is demonstrated by the fact that over 73% of all of our directors are independent. In addition, our Board has determined all of the members of our Board’s Audit, Compensation, Risk and Governance Committees are independent. See the discussion entitled “Certain Relationships and Related Transactions” on page 50 for additional information concerning Board independence.

In view of the Board of Directors extensive oversight responsibilities, we believe it is beneficial to have separate individuals in the role of Chairman and Chief Executive Officer. Our Board believes that it is preferable for Mr. Horger to serve as Chairman of the Board because of his strong institutional knowledge of our business, history, industry, markets, organization and executive management gained in his 20 years of experience in a leadership position on the Board. We believe it is the Chief Executive Officer’s responsibility to manage the Company and the Chairman’s responsibility to guide the Board as the Board provides leadership to our executive management. Traditionally, the Company has maintained the separateness of the roles of the Chairman and the Chief Executive Officer. In making its decision to continue to have a separate individual serve as Chairman and Chief Executive Officer, the Board considered the time and attention that Mr. Hill is required to devote to managing our day-to-day operations. We believe that this Board leadership structure is appropriate in maximizing the effectiveness of Board oversight and in providing perspective to our business that is independent from executive management.

Our Board of Directors oversees risk through the various Board standing committees, principally the Audit Committee and the Risk Committee, which report directly to the Board. Our Audit Committee is primarily responsible for overseeing our accounting and financial reporting risk management processes on behalf of the full Board of Directors. The Audit Committee focuses on financial reporting risk and oversight of the internal audit process. It receives reports from management at least quarterly regarding our assessment of risks and the adequacy and effectiveness of internal control systems, and also reviews credit and market risk (including liquidity and interest rate risk), and operational risk (including compliance and legal risk). Our Chief Credit Officer and Chief Financial Officer meet with the Audit Committee on a quarterly basis in executive sessions to discuss any potential risks or control issues involving management. Our Chief Risk Officer meets with the Risk Committee each quarter to identify, assess, and monitor key business risks that may impact our operations and results.

With respect to cybersecurity, the goal is to manage the Cybersecurity and Information Security Risk across the Enterprise to safeguard sensitive Bank Information including NPPI and to ensure the availability and integrity of the Technology Systems that the Bank relies upon to serve and protect its customers. On a regular basis, we track and report our results/data in the form of Key Risk Indicators and Key Performance Indicators to the Risk Committee to demonstrate compliance with industry best practices, governmental standards and guidelines. In addition, the Bank continually strives to further the Cyber and Information Security Program maturity via new and evolving Cyber controls as a way to address and prevent future risks and continually reports those to the Risk Committee. While the Risk Committee, and the Board of Directors to which it reports, oversees our cybersecurity risk management, management is responsible for the day-to-day cybersecurity risk management processes. Threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. While we believe that our cybersecurity programs are appropriate and have been effective to prevent material incidents thus far, risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Each of the Board’s standing committees, as described above, is involved to varying extents in the following:

●	determining risk appetites, policies and limits
●	monitoring and assessing exposures, trends and the effectiveness of risk management;
●	reporting to the Board of Directors; and
●	promoting a sound risk management culture.

The full Board of Directors focuses on the risks that it believes to be the most significant facing the Company and our general risk management strategy. The full Board of Directors also seeks to ensure that risks undertaken by the Company are consistent with the Board of Directors’ approved risk management strategies. While the Board of Directors oversees our risk management, management is responsible for the day-to-day risk management processes. We believe this division of responsibility is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

We recognize that different Board leadership structures may be appropriate for companies in different situations. We will continue to reexamine our corporate governance policies and leadership structures on an ongoing basis in an effort to ensure that they continue to meet our needs.

DELINQUENT SECTION 16(A) REPORTS

As required by Section 16(a) of the Exchange Act, our directors and executive officers are required to report periodically their ownership of our stock and any changes in ownership to the SEC. Based on written representations made by these affiliates to the Company and a review of the Forms 3, 4 and 5, it appears that all such reports for these persons were filed timely in 2019, except for one late Form 4 relating to 1,332 shares of Restricted Stock Units granted to Keith S. Rainwater, Principal Accounting Officer, on October 23, 2019, pursuant to which the related Form 4 was inadvertently not reported until October 29, 2019.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) explains our 2019 executive compensation programs and decisions with respect to our executive officers and, in particular, our named executive officers (as defined below).  In this discussion, we explain, among other things, our compensation philosophy and program, factors considered by the Compensation Committee in making compensation decisions and additional details about our compensation program and practices. The following discussion is organized into four parts:

1.Executive Summary
2.South State Executive Compensation Process (page 19)
3.Components of Executive Compensation (page 23)
4.Other Aspects of South State’s Executive Compensation Program (page 26)

Part 1—Executive Summary

The Compensation Committee seeks to provide compensation arrangements for our executive officers that are designed to retain and attract talented executives who can perform at a high level and manage the Company in our shareholders’ best interest. Among other things, these compensation arrangements are intended to align executive compensation with our performance, both on a short-term basis and a long-term basis. This is accomplished through incentive compensation that is based primarily on our performance and secondarily on individual contributions. In this Amendment No. 1, our “named executive officers,” or NEOs, are the individuals who served as our principal executive officer, our principal financial officer and our three other most highly compensated executive officers in 2019, as set forth in the following table:

Name	Title	Years of Service at South State
Robert R. Hill, Jr.	Chief Executive Officer of South State Corporation	24
John C. Pollok	Senior Executive Vice President and Chief Financial Officer	24
Greg A. Lapointe	President of South State Bank	10
Renee R. Brooks	Senior Executive Vice President and Chief Operating Officer	23
John S. Goettee	President of South Carolina and Georgia Markets	14

Our mission is to build a high-performing bank based on a balance of soundness, profitability and growth, moving us forward to our longer-term financial targets. We believe we will accomplish this through relationship banking, delivered by engaged employees with clear strategic goals, objectives and values. These priorities have enabled us to be well-positioned to take advantage of strategic growth opportunities in the past ten years.  Our culture, focused values and strong management team seek to drive these priorities and are the core contributors of our success.

The following summarizes certain significant events for us in 2019:

1.We managed the Company through a difficult interest rate environment and lower loan growth.
2.We actively managed capital through the repurchase of 6% of our common stock, or 2.2 million shares, and raising the dividend for shareholders by 21% compared to 2018.
3.We earned top honors as a workplace of choice in South Carolina and Richmond, VA having been named to the “2019 Best Places to Work” in South Carolina and “Top Workplaces” in Richmond lists.
4.We selected and kicked off the implementation of nCino, a state-of-the-art commercial loan origination system, which is expected to improve our customer experience and operating efficiencies.

Additionally, on January 25, 2020, we entered into a merger agreement with CenterState Bank Corporation, a Florida corporation (“CenterState”). Under the merger agreement, the Company and CenterState have agreed to combine their respective companies in an all-stock merger of equals, pursuant to which CenterState will merge with and into the Company, with the Company continuing as the surviving entity. The merger agreement was approved by the boards of directors of the Company and CenterState and is subject to shareholder and regulatory approval and other customary closing conditions. If the merger is completed, our total assets are expected to exceed $34 billion and will create the eighth largest bank headquartered in the Southeast.

We believe that key 2019 indicators of soundness, profitability and growth include the following:

Soundness - Our loan portfolio is our largest asset and having a sound loan portfolio is a foundation of our business model.

For 2019:

●	Total nonperforming assets remained low at 0.29%, or $46.2 million of total assets, compared to 0.28%, or $40.5 million of total assets at December 31, 2018.
●	Net charge-offs on nonacquired loans totaled four basis points, or $3.6 million, compared to four basis points or $3.0 million, in 2018.
●	Other real estate owned (OREO) remained at a low level totaling $12.0 million, compared to $11.4 million at December 31, 2018.

As discussed below, our performance-based annual cash incentive plan included a metric related to regulatory soundness, which includes an asset quality component, weighed at 25%.

Profitability - We believe earnings per share (EPS) is generally highly correlated with value creation for our shareholders.

For 2019:

●	Diluted EPS increased 10.3% to $5.36 per share, from $4.86 per share in 2018, driven primarily by the decrease in weighted average shares resulting from the repurchase of 2.2 million shares of our common stock in 2019.
●	Net income increased by 4.3% to $186.5 million, from $178.9 million in 2018, primarily as a result of lower non-interest expense as compared to 2018 (as 2018 included higher operating expenses associated with integration of the acquisition of Park Sterling Corporation).
●	Return on average common equity totaled 8.26%, compared to 7.63% for 2018.
●	Adjusted return on average tangible common equity (“ROATCE”) (non-GAAP) totaled 15.82%, compared to 16.76% in 2018.
●	Adjusted EPS, diluted (non-GAAP) increased 2.4% to $5.63 per common share, compared to $5.50 per common share in 2018.* We believe that it is important to examine the results of our performance on an adjusted basis as well as on a GAAP basis due to certain non-core expenses or gains that impact our GAAP financial statements. We believe these adjusted performance results provide insight into how our core ongoing business performance changes from year to year, excluding certain items. In 2019, we incurred $7.6 million of pension plan termination expense, $3.7 million in branch consolidation related expense, $2.2 million of securities gains, and $107,000 of FHLB prepayment fees, each net of tax. The adjustments were compared to those from 2018 of $520,000 in securities losses, $23.7 million of merger and conversion related expense, and $990,000 of benefit from deferred tax revaluations, related to the tax law changes from 2017, each net of tax.
●	Adjusted earnings (non-GAAP) declined by 3.1% to $195.8 million, from $202.1 million for 2018, primarily as a result of lower net income and non-interest income, partially offset by lower non-interest expense, a lower provision for loan losses and lower provision for income taxes.

As discussed below, our performance-based annual cash incentive plan included a profitability metric of adjusted EPS, weighted at 75%. Our long-term incentive plan also includes profitability metrics of adjusted EPS (weighted at 67%) and adjusted ROATCE (weighted at 33%).

*Please see “Non-GAAP Financial Measures” beginning on page 43 in our Annual Report on Form 10-K for the year ended December 31, 2019, for a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Performance Measure	ROAA GAAP Unadjusted 2019	ROAA non-GAAP Adjusted 2019	ROATE GAAP Unadjusted 2019	ROATE non-GAAP Adjusted 2019

Peer Group
75th
Median
25th
SSB
Performance Results (%)
1.8
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
20.0
18.0
16.0
14.0
12.0
10.0
8.0
6.0
4.0
2.0
0.0

25th Percentile	1.18	1.22	13.16	13.85
50th Percentile	1.28	1.33	15.44	16.11
75th Percentile	1.49	1.56	16.31	17.49
SSB	**1.21**	**1.27**	**15.11**	**15.82**
Percent Rank	***30%***	***26%***	***47%***	***42%***

Growth - Growth results in potentially higher profitability and is measured by loans, deposits and total assets. For 2019:

●	Net loan growth totaled $356.8 million, or 3.2%, with non-acquired loan growth of $1.3 billion, or 16.6%, and a decline in acquired loans of $962.7 million, or 31.3%.
●	Total assets grew by $1.2 billion, or 8.5%, primarily in our investment securities portfolio, cash and loans.
●	Total deposits grew by $530.2 million, or 4.6%, with $183.5 million, or 6.0%, growth in non-interest bearing deposits and $346.6 million, or 4.0%, growth in interest bearing deposits.

Key 2019 Compensation Decisions by the Compensation Committee

Our Compensation Committee made the following key compensation decisions during 2019:

●	We increased the base salary for each NEO to better align their compensation with those in our peer group.
●	We continued our Executive Incentive Plan, which has two components: (1) our performance-based annual cash incentive plan, sometimes referred to as the “AIP,” and (2) long-term equity incentive awards, sometimes referred to as the “LTIP,” each weighted at 50% of each NEO’s 2019 annual incentive opportunity grants, with goals and opportunity levels that reflected our size in 2019.

o	The AIP included performance metrics tied to our regulatory soundness, which we refer to as the “soundness measure” (weighted at 25%), and our profitability (adjusted EPS) (weighted at 75%), with an increase in the level of incentive opportunity as a percentage of base salary from 2018.

o	The LTIP consisted of grants of performance-based restricted stock units, or “PRSUs,” with three-year performance periods (2019-2021) tied to the profitability metrics of adjusted EPS (weighted at 67%) and adjusted ROATCE (weighted at 33%), which are intended to provide alignment with increased shareholder value and long-term performance.

●	In addition to the performance metrics referenced above, each of the following “minimum performance triggers” were required to be achieved for each NEO to receive any cash incentives under the AIP:
o	aggregate net income for 2019 had to be positive and sufficient to cover aggregate dividends; and

o	we had to achieve the soundness measure discussed in more detail below under “2019 Executive Incentive Plan—Annual Cash Incentive Plan (AIP)”.

Consistent with our compensation philosophy, our NEO compensation is focused on performance-based compensation that is variable and subject to the attainment of specified performance metrics. The chart below shows the average pay mix for the Chief Executive Officer and the average of our other NEOs compared to recent peer practices.  As reflected in the chart, the pay mix for our Chief Executive Officer and other NEOs was more weighted toward performance-based compensation than at peer companies.

For 2019, we paid CEO cash incentives at 73.12% of the maximum grant level and paid between 72.90% to 74.50% of the maximum grant level for our other NEOs, based on results for the year as set forth under the annual cash incentive component of the 2019 Executive Incentive Plan described below.

Part 2—South State Executive Compensation Process

Compensation Philosophy

In 2019, the Compensation Committee reviewed and validated its compensation philosophy with the assistance of the Compensation Committee’s independent compensation consultant. The purpose of the review was to ensure that compensation decisions made by the Compensation Committee and the Board of Directors were consistent with this philosophy. The fundamental philosophy of our compensation program is to offer competitive compensation opportunities for executive officers that:

●	align executive compensation with shareholder value, through the use of equity-based compensation;
●	link pay to performance by including elements of compensation designed to reward executive officers based on our overall profitability on both a short-term and long-term basis;
●	encourage safety and soundness by including performance metrics tied to regulatory rating;
●	attract, retain and motivate high-performing executive officers; and
●	reflect each executive officer’s individual contribution.

Our philosophy is to structure compensation that is designed to retain and reward executive officers who are capable of leading us in achieving our business objectives. The Compensation Committee considers this philosophy as it develops incentive plans. Cash incentives for 2019 were designed to reward executives for achieving annual financial and performance goals based on soundness and profitability, reflecting this focus. Long-term equity awards for 2019 were designed to reward our executive officers for the achievement of business objectives that benefit shareholders, to align their interests with those of our shareholders and to support the retention of a talented management team over time. When making compensation determinations for our executive officers, the Compensation Committee considers many factors in establishing executive officer compensation levels, including peer data and individual roles, responsibilities, tenure, and performance.

Role of the Compensation Committee

The Compensation Committee is responsible for the design, implementation and administration of the compensation programs for our executive officers and directors in a manner consistent with our compensation philosophy. The Compensation Committee keeps the full Board of Directors apprised of its decisions and activities, and when appropriate, makes recommendations to the Board of Directors on items that require approval by the full Board of Directors.

Under the Compensation Committee’s Charter, the committee, among other things, annually:

●	reviews and approves the compensation of all executive officers, and in doing so, the committee may consider the results of the most recent shareholder advisory vote on executive compensation;
●	reviews and approves corporate goals and objectives used in our annual cash or long-term incentive plans; and
●	reviews and evaluates our compensation policies and practices to consider whether there are risks arising from such policies that are likely to have a material adverse effect on us and whether such policies comply with bank regulatory guidance.

The Compensation Committee may receive recommendations from the chairman of the Board of Directors with respect to the Chief Executive Officer’s performance in light of the goals and objectives relevant to the compensation of our Chief Executive Officer. As part of the Compensation Committee’s review and approval of the compensation of the other NEOs, the Chief Executive Officer reviews the performance of the other NEOs with the Compensation Committee and makes recommendations to the Compensation Committee about the total compensation of the other NEOs. The Chief Executive Officer does not participate in, and is not present during, deliberations or approvals by the Compensation Committee or the Board of Directors with respect to his own compensation.

Compensation Consultant

During 2019, the Compensation Committee engaged the services of McLagan, an Aon company, to provide independent compensation consulting services for both directors and executive management of the Company. McLagan reports directly to the Compensation Committee. The Compensation Committee has the sole authority to hire consultants and set the engagements and the related fees of those consultants.

The following consulting services were provided to the Compensation Committee in 2019:

●	Provided education to the Compensation Committee regarding compensation related trends in the banking industry.
●	Revised the Company's compensation peer group of publicly-traded financial institutions (the peer group is described below).
●	Reviewed the competitiveness of the compensation elements currently offered by the Company to its top executives, including base salary, annual incentive or bonus, long-term incentives (stock options, restricted stock, RSUs and PRSUs), all other compensation, and changes in retirement benefits as compared to that of the customized peer group.
●	Reviewed the competitiveness of the Company’s director compensation elements as compared to that of the customized peer group.
●	Recommended and made observations regarding the potential alignment of the Company's executive compensation practices with the Company's overall business strategy and culture relative to the market as defined by the peer group. This included a review of the current performance based programs with respect to the annual cash incentives and annual equity grants.

●	Assisted the Company in its preparation of compensation disclosures as required under Regulation S-K with respect to this Amendment No. 1 including this CD&A and associated tables and disclosures included herein by reference.
●	Assisted the Company with the development of the Company’s 2019 Omnibus Incentive Plan.

Compensation Committee’s Relationship with its Independent Compensation Consultant

The Compensation Committee considered the independence of McLagan in light of applicable SEC rules and The Nasdaq Stock Market listing standards. The Compensation Committee requested and received a report from McLagan addressing the independence of McLagan and its senior advisors. The following factors were considered: (1) services other than compensation consulting provided to us by McLagan; (2) fees paid by us as a percentage of McLagan’s total revenue; (3) policies or procedures maintained by McLagan that are designed to prevent a conflict of interest; (4) any business or personal relationships between the senior advisors of McLagan and a member of our Compensation Committee; (5) any stock of the Company owned by the senior advisors of McLagan; and (6) any business or personal relationships between our executive officers and the senior advisors of McLagan. The Compensation Committee discussed these considerations and concluded that the work performed by McLagan and McLagan’s senior advisors involved in the engagements did not raise any conflict of interest.

Compensation Benchmarking and Compensation Committee Functions

Each year, with assistance from McLagan, the Compensation Committee reviews the compensation practices of our peers in order to assess the competitiveness of the compensation arrangements of our NEOs. Although benchmarking is an active tool used to measure compensation structures among peers, it is only one of the tools used by the Compensation Committee to determine total compensation. Benchmarking is used by the Compensation Committee primarily to ascertain competitive total compensation levels (including base salary, equity awards, cash incentives, etc.) with comparable institutions. Using this data as a reference point, the Compensation Committee addresses pay-for-performance (meritocracy) as discussed further in the sections below on cash incentives and long-term retention. Peer performance, market factors, our performance and personal performance are all factors that the Compensation Committee considers when establishing total compensation, including incentives. This practice is in line with our meritocracy philosophy of pay. The Compensation Committee, at its discretion, may determine that it is in our best interest to negotiate total compensation packages that deviate from regular compensation and incentive levels in order to attract and retain specific talent.

The Compensation Committee reviews the composition of the peer group annually, at a minimum, and may change it as a result of mergers, changes to banks within the group, or changes within the Company. For 2019, the Company elected to maintain the 2018 peer group, with three peers excluded due to acquisition.  The criteria used to select the 2018 peer group are as follows:

●	Banks with total year-end assets from $9.5 billion to $22.5 billion;
●	No thrifts;
●	the bank must have branch locations;
●	Satisfactory Performance Measures (positive profitability, 3-year asset growth greater than 10%); and
●	Commercial loan portfolio less than 85% of total loan portfolio.

When making compensation determinations for our NEOs, our Compensation Committee uses many factors, peer data being one of them. In addition to peer pay data, we also assess individual roles, responsibilities, tenure, and performance to set NEO pay levels. When considering compensation decisions disclosed herein, the Compensation Committee reviewed a group of 23 peers with median assets of $14.3 billion. The specific members of the peer group selected for reference in determining 2019 compensation are as follows:

Banc of California Inc. (BANC)	FCB Financial Holdings, Inc. (FCB)	Renasant Corp. (RNST)
BancorpSouth Inc. (BXS)	First Midwest Bankcorp Inc. (FMBI)	Simmons First National Corp. (SFNC)
Bank of Hawaii Corp. (BOH)	First Interstate BancSys. (FIBK)	Trustmark Corp. (TRMK)
Bank of the Ozarks Inc. (OZRK)	Fulton Financial Corp. (FULT)	UMB Financial Corp. (UMBF)
Berkshire Hills Bancorp (BHLB)	Glacier Bancorp Inc. (GBCI)	United Bankshares Inc. (UBSI)
Cathay General BankCorp (CATY)	Home BancShares Inc. (HOMB)	United Community Banks Inc. (UCBI)
Chemical Financial Corp. (CHFC)	MB Financial Inc. (MBFI)	WesBanco Inc. (WSBC)
Community Bank System (CBU)	Pinnacle Financial Partners (PNFP)

Part 3—Key Components of Executive Compensation

Compensation Component	Objective	Determination
Base Salary

Provide a measure of income stability competitive with organizations of comparable size and complexity to allow executives to focus on the execution of our strategic goals and to attract and retain highly qualified NEOs.

The Compensation Committee reviews base salary market practices at least annually through the use of a peer group comparative analysis and an analysis prepared by its compensation consultant. The Compensation Committee reviews the base salaries of the NEOs individually and uses a variety of peer data, each executive's performance, scope of responsibility and tenure in determining salary levels.

Performance-Based Annual Cash Incentive

Designed to (i) encourage, recognize and reward achievement of performance metrics (based on profitability and soundness), (ii) reward NEOs for shareholder value creation, and (iii) align NEO and shareholder interests.

Annual cash incentive awards are based on financial and performance metrics established by the Compensation Committee.
Long-Term Incentive Plan

Designed to reward NEOs for shareholder value creation, to align NEO and shareholder interests, and to retain and motivate talented NEOs. Long-term incentives are equity-based and are provided under shareholder-approved plans that permit us to grant a variety of equity-based awards, including restricted stock, restricted stock units, performance-based restricted stock units and stock options.

Long-term incentives are generally determined using a formula-based approach. The size, form and performance criteria, if any, of long-term incentive awards are determined by the Compensation Committee based on a number of factors, including its evaluation of market practice, base salary, length of service, responsibilities of the NEO, ownership of company common stock and the quantity, amount, and vesting schedule of previous grants. For 2019, long-term incentive plan awards consisted solely of PRSUs that vest based on our performance at the end of the three-year performance period.

Base Salary

The Compensation Committee, with the assistance of McLagan, determines base salaries based on historical and anticipated individual contribution and performance, and reviews base salaries in the context of comparability with the key executives of our peer group. Effective January 1, 2019, the Compensation Committee provided the following merit increases in base salary to our NEOs as a result of our 2018 performance and to maintain competitive salaries within our peer group:  Mr. Hill (8.68%); Mr. Lapointe (15.95%); Mr. Goettee (2.75%); Mr. Pollok (10%); and Mrs. Brooks (17.16%).  The increase in base salary for Mr. Lapointe was also due to his new role as President of the Bank.

2019 Executive Incentive Plan

The 2019 Executive Incentive Plan was composed of two elements—(1) the Annual Cash Incentive Plan, and (2) the Long-Term Equity Incentive Awards, with grants made under the 2012 Omnibus Stock and Performance Plan, as amended and restated (the “Omnibus Plan”), each weighted at 50% of the NEOs incentive opportunity, as follows:

●	Annual Cash Incentive Plan, or AIP: For 2019, the Compensation Committee established performance metrics for the AIP based on our profitability and a soundness measure.
●	Long-Term Equity Incentive Plan, or LTIP: For 2019, we issued PRSUs under the LTIP, which vest based on the achievement of three-year performance goals and are disclosed at target value in the Summary Compensation table on page 33. PRSUs vest at the end of the three-year performance period based on company performance and require the NEO to remain employed through the performance period, subject to certain exceptions.

Annual Cash Incentive Plan (AIP)

Under our AIP, each year the Compensation Committee selects eligible employees who will participate in the AIP and sets the amount of each participant’s threshold, target and maximum award that can be awarded under the AIP, determined as a percentage of the participant’s base salary. For 2019, the Compensation Committee set the potential cash incentive payment, expressed as a percentage of each NEO’s base salary, as follows:

	2019 Annual Incentive Opportunity as a % of Salary (Cash)
Name	Threshold	Target	Maximum	Actual Earned
Robert R. Hill, Jr.	70%	140%	180%	132%
John C. Pollok	60%	120%	150%	112%
Greg A. Lapointe	39%	78%	100%	73%
Renee R. Brooks	35%	70%	90%	66%
John S. Goettee	35%	70%	90%	66%

For 2019, the Compensation Committee chose the following two metrics:

●	Profitability (with a 75% weighting): The profitability metric was adjusted diluted EPS (non-GAAP), defined as diluted EPS, excluding the after-tax impact of $2.2 million in securities gains, $7.6 million in pension plan termination expense, $3.7 million in branch consolidation related expense and $107,000 in FHLB prepayment fees.
●	Soundness (with a 25% weighting): Under the soundness measure, the Bank must achieve a minimum specified regulatory rating in its most recent regulatory report.

The Compensation Committee chose the profitability metric because it believes this metric is a key component in building shareholder value and chose the soundness measure to ensure that our regulatory soundness was not sacrificed at the expense of our growth or profitability.  The Compensation Committee established threshold, target and maximum performance goals for the profitability metric, with threshold representing the minimum level of performance for which the NEO would earn a payment. Actual performance between threshold, target and maximum performance levels is interpolated linearly to determine the exact level of achievement (provided the minimum performance triggers are achieved).

The soundness measure is considered a “yes/no” objective, as the level of performance is either met or is not met. If the soundness measure is met, the Compensation Committee determined that each NEO would receive the maximum performance level for this metric.

In addition to the performance metrics referenced above, each of the following “minimum performance triggers”

were required to be achieved for each NEO to receive any cash incentives under the AIP (both of which were achieved):

●	aggregate net income for 2019 had to be positive and sufficient to cover aggregate dividends; and
●	we had to achieve the soundness measure.

The goals and the actual results of the AIP are outlined in the table below:

	Soundness (25%)	Profitability (75%)
	2019 Asset Quality	2019 Adjusted Diluted EPS
Threshold	Yes/No	$ 5.50
Target	Yes/No	5.70
Maximum	Yes/No	5.90
Actual	Yes, Achieved at Maximum	5.63

Long-Term Equity Incentive Plan

We do not disclose forward-looking goals for our multi-year incentive programs, because we do not provide forward-looking guidance to our investors with respect to multi-year periods and this information is competitively sensitive. Consistent with our past and current practice, we disclose multi-year performance goals in full after the close of the performance period.

2019 Long-Term Incentive Plan Performance Goals

The 2019 LTIP opportunities as a percentage of salary for each of the NEOs are outlined in the table below:

	2019-2021 Long-Term Incentive Opportunity as a % of Salary (PRSUs)
Name	Threshold	Target	Maximum
Robert R. Hill, Jr.	70%	140%	180%
John C. Pollok	60%	120%	150%
Greg A. Lapointe	39%	78%	100%
Renee R. Brooks	35%	70%	90%
John S. Goettee	35%	70%	90%

The PRSUs granted in 2019 vest based on the attainment of the following pre-established performance goals over the three-year period ending December 31, 2021, if the NEO remains employed through the performance period subject to certain exceptions.

Performance Goal	Goal Weighting (% of PRSU Target Award)
3-Year Cumulative Adjusted EPS Growth	67%
3-Year Return on Adjusted ROATCE	33%

The grants are reported in the “Summary Compensation Table” on page 33 at target level, in accordance with FASB ASC Topic 718.

Results of 2017 Long-Term Incentive Plan Which Ended in 2019

On January 1, 2017, the Compensation Committee granted PRSUs to each of our NEOs. The vesting of 67% of these PRSUs was dependent on achieving pre-determined levels of cumulative adjusted EPS, with the remaining 33% vesting based on adjusted ROATCE.  Both objectives were measured over the three-year performance period from January 1, 2017 through December 31, 2019. Vesting also required achievement of positive earnings sufficient to cover dividends for the performance period and a minimum specified regulatory rating as of the end of the performance period (both of which were achieved). The Compensation Committee determined that payouts with respect to the performance goals were earned at 100% of the maximum award on December 31, 2019, as indicated in the table below.

		Performance Goals
Performance Metrics	Weight	Threshold	Target	Maximum	Actual
3-Year Cumulative Adjusted EPS Growth	67%	0%	9.1%	20.1%	23.7%
3-Year Adjusted ROATCE	33%	13.5%	13.9%	14.4%	16.0%

The PRSUs that have been earned and have vested in 2019 are shown in the Option Exercises and Stock Vested table on page 36.

Part 4—Other Aspects of Our Executive Compensation Program

Benefits

During 2019, we maintained various employee benefit plans that constitute a portion of the total compensation package available to the NEOs and all eligible employees. These plans consisted of the following:

Employees’ Pension Plan— The NEOs (other than Mr. Lapointe) were participants in a non-contributory defined pension plan which covered substantially all of our employees hired by legacy SCBT Financial Corporation (now the Company) before January 1, 2006. Pension benefits are paid based upon age of the employee and years of service with the Company. We froze the pension plan in July 2009, and no further benefits are being accrued. In March 2018, the Board voted to terminate the pension plan effective September 1, 2018. Assets of the pension plan were fully distributed in the fourth quarter of 2019. See the Pension Benefits table and the accompanying footnotes and narrative for more information.

Retirement Savings Plan-401(k)—Each of the NEOs are participants in a defined contribution plan which in 2019 permitted employees to contribute a portion of their compensation, on a tax-deferred basis, up to certain IRS compensation deferral amount limits applicable to a tax-qualified retirement plan. We matched 100% up to 4% of participants’ deferrals (Safe Harbour) and 0.375% discretionary at year-end. See the table in footnote 7 of the Summary Compensation Table.

Health Care—The NEOs are eligible to receive medical and dental coverage that is provided to all eligible employees.

Other Welfare Benefits—The NEOs receive Paid Time Off (PTO) and other benefits available to all of our eligible employees.

The employee benefits for the NEOs discussed in the subsection above are determined by the same criteria applicable to all of our employees. These benefits help keep us competitive in attracting and retaining employees. We believe that our employee benefits are generally competitive with benefits provided by our peer group and are consistent with industry standards.

Deferred Compensation Plan—We make available to selected members of our senior management group, including all NEOs and/or other selected employees who are highly compensated, the opportunity to elect to defer current compensation for retirement income or other future financial needs. The plan is a nonqualified deferred compensation plan that is designed to be exempt from certain ERISA requirements as a plan that covers a select group of management and certain other highly compensated employees. Each year participants can choose to have their compensation for the upcoming year reduced by a certain whole percentage amount ranging between 5% and 80% or by a specific dollar amount (in all cases, subject to a minimum value established by us). In addition, we may make matching or partially-matching contributions for participant deferrals. We may also make discretionary contributions for any or all participant(s). Both of these types of employer contributions would be subject to certain vesting requirements. There are also forfeiture provisions, which can result from unvested amounts existing at terminations or from materially incorrect earnings that are subsequently adjusted or corrected. Deferrals may be held by a trustee in a grantor (rabbi) trust and may be invested in funds that mirror deemed investments selected by the participants and offered pursuant to the plan. Such a trust would not isolate assets for the benefit of the participants. Consequently, distributions made under the plan will be made from the general assets of the Bank which could be subject to claims of its creditors. Amounts deferred under the plan will generally be subject to income taxes payable by the participant in the year in which received (end of the deferral period), but these deferred amounts are subject to employment taxes in the year of deferral. No employer contributions have been made to this plan in 2019 or in the past to the above-named NEOs.

See the discussion entitled “Deferred Compensation Plan” for additional information.

Perquisites—We also provide limited perquisites to NEOs that are not available to all employees. Some examples of these include club and membership dues. The values of these items are presented in the Summary Compensation Table under the heading All Other Compensation. We and the Board of Directors believe that the use of each of these perquisites is important for the recruitment and retention of NEOs.

Role of Shareholder Say on Pay Vote

As required by Dodd-Frank, we held an annual advisory vote on the compensation of our executive officers, or a Say on Pay vote, at our 2019 annual meeting of shareholders. At the 2019 annual meeting of shareholders, 93.89% of the votes cast on the Say on Pay proposal were cast in support of the compensation of our named executive officers. While the 2019 shareholder vote reflected strong support for our executive compensation programs, the Compensation Committee, Board of Directors and executive management have evaluated compensation programs each year to ensure the plans have continued to align the interest of the executives with those of our shareholders and continued to strengthen the linkage of pay to performance. We engaged with proxy advisors during 2019 on compensation and we regularly participate in investor outreach regarding company performance.

At the Annual Meeting, we are submitting an advisory Say on Pay proposal for shareholders to vote on. See Proposal No. 2 for more information on the Say on Pay proposal.

Clawback Policy

The Compensation Committee is committed to adopting a formal clawback provision for adjustment or recovery of incentive awards or payments in the event the performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. The Compensation Committee intends to fully comply with Dodd-Frank regarding this issue once rulemaking has been completed with respect to these provisions. Until formal guidance is available, the Compensation Committee will seek to address any situation that may arise and determine the proper and appropriate course of action in fairness to shareholders and NEO award recipients.

Share Ownership Guidelines

Our stock ownership guidelines call for NEOs to own equity representing a multiple of their salary and to retain this equity throughout their tenure with the Company. The specific share ownership guidelines are:

●	Chief Executive Officer—three times salary
●	Other NEOs—two times salary

Our NEOs have five years from being named an NEO to comply with the stock ownership guidelines. As of the end of our fiscal year, all NEOs have exceeded their required ownership levels. Beneficially owned shares include shares held by a named executive officer, directly or indirectly, and unvested shares of restricted stock, as to which the executive officer has full voting privileges, but excludes vested and unexercised stock options. Until the stock ownership guidelines are achieved, the sale of shares of our common stock is restricted.

Equity Grant Practices

To address volatility concerns, the 30-day moving average of our stock was utilized to determine the number of PRSUs to be issued under the LTIP for 2019. The 30-day average is defined as the 30 trading days immediately preceding the last business day of the prior month. Beginning with the 2018 Long-Term Incentive Plan, the issuance of stock options was no longer a component of the long-term incentive plan.

Employment and Non-Competition Agreements

Current Employment and Non-Competition Agreements

Each of our NEOs has an employment agreement. The purpose of these agreements is to attract and retain highly qualified executive officers, recognizing that termination and change in control protections are commonly provided at comparable financial institutions with which we compete for executive talent. In addition, the Compensation Committee believes change in control protections enhance the impartiality and objectivity of the NEOs in the event of a change in control transaction and better ensure that shareholder interests are protected. Finally, these agreements include non-competition provisions that further protect us should the NEO elect to pursue other employment opportunities. The employment agreements provide for the following:

●	Term of Employment. The employment agreements for each of Messrs. Hill, Pollok, Lapointe, and Goettee and Mrs. Brooks have a term of three years from the effective date of the agreement. On each anniversary date of the effective date of the agreement, the term of the agreement is automatically extended for an additional year unless at least 60 days prior to the anniversary date either party gives the other party written notice of non-renewal.
●	Reimbursement of Expenses. We will reimburse the executive all reasonable travel and other business related expenses incurred in performing duties under the agreement.
●	Vacation and Sick Leave. We will provide vacation and sick leave to the executive in accordance with policies and procedures established from time to time.
●	Employee Benefit Plans. The executive is entitled to participate in the employee benefit plans presently in effect or as these plans may be modified or added from time to time.
●	Incentive Bonus Plans. The executive is entitled to participate in the incentive bonus plans, applicable to his or her employment position, in accordance with policies and procedures established from time to time.
●	Fringe Benefits. We will reimburse the executive for the cost of attending required meetings and conventions and will cover membership dues to an approved country club.
●	Termination of Employment. See the discussion below entitled “Potential Payments upon Termination or Change in Control” for a description of the payments that may be due to each executive upon termination of employment.
●	Restrictive Covenants. The period of the non-competition and customer and employee non-solicitation covenants for the executive runs during the period of employment and for a designated period of time (24 months in the case of Messrs. Hill and Pollok and 12 months in the case of Ms. Brooks and Messrs. Lapointe and Goettee) following termination of employment. If the executive is found to violate the non-competition and non-solicitation contained in the agreement, the non-compete period will be extended for a period equal to the amount of time the executive is found to have been in non-compliance. If Mr. Hill is terminated for cause according to his agreement, the non-compete period is abbreviated and ends 12 months after the date of termination. The executives are also subject to a perpetual nondisclosure covenant.
●	Noncompetition Payment. Pursuant to his employment agreement, Mr. Hill is entitled to a payment in respect of his noncompetition obligations equal to his total compensation for two years, payable in two equal lump sum payments six months and one year following termination of employment.

See the discussion entitled “Potential Payments upon Termination or Change in Control,” which provides the amount of compensation each executive would receive under various termination events based upon the employment agreements.

New Employment and Non-Competition Agreements

In connection with the execution of the merger agreement between the Company and CenterState, the Company has entered into amended and restated employment agreements with Messrs. Hill and Pollok, and the Bank entered into new employment agreements with Mrs. Brooks and Messrs. Lapointe and Goettee, in each case setting forth the terms of the NEO’s employment with the Company or the combined bank, as applicable, following the effective time of the merger (the “effective time”). The employment agreement with Mr. Hill is for an initial term from the effective time until December 31st of the fifth (5th) full calendar year following the effective time, and the employment agreements with Mrs. Brooks and Messrs. Lapointe and Goettee are for an initial term of three (3) years following the effective time, subject to extension for an additional year on December 31st of the fourth full calendar year following the effective time (in the case of Mr. Hill) or on the first anniversary of the effective time (in the case of Mrs. Brooks and Messrs. Lapointe and Goettee), unless either party provides notice of non-renewal before such anniversary date. Mr. Pollok’s employment agreement provides that he will serve as an employee until July 5, 2021 and thereafter will serve as a consultant until December 31, 2024.

The base salaries and short-term and long-term incentive opportunities (expressed as a percentage of annual base salary) contained in the employment agreements are as follows: Mr. Hill—$585,000, 115% and 280%; Mr. Pollok—$615,000 (while serving as an employee) or $375,000 (while serving as a consultant), 120% (for 2020 only) and 120% (for 2020 only); Mrs. Brooks—$500,000, 70% and 100%; Mr. Lapointe—$500,000, 70% and 100%; and Mr. Goettee—$425,000, 70% and 70%. The employment agreements each provide for payment of a one-time lump-sum cash payment payable within thirty (30) days following successful completion of the systems conversion of South State and CenterState (the “Pay to Integrate Award”) as follows: Mr. Hill—$3,300,000; Mr. Pollok—$1,600,000; and Mrs. Brooks and Messrs. Lapointe and Goettee—$330,000. The employment agreements with Messrs. Hill, Lapointe and Goettee and Mrs. Brooks also provide for the grant of a Company RSU (the “Pay to Lead Award”), which will vest in full on the second anniversary of the effective time subject to the NEO’s continued employment through such date (except as otherwise described below), with a grant date fair value for Mr. Hill of $3,300,000 and for Mrs. Brooks and Messrs. Lapointe and Goettee of $670,000. In addition, at the effective time, a payment will be deposited into a deferred compensation account maintained for Mr. Hill of $6,187,000 and for Mr. Pollok of $3,336,300, in respect of each of their existing contractually entitled payments.

If an NEO’s employment is terminated by the Company or the combined bank, as applicable, without cause or the NEO resigns for good reason, he or she would be entitled to the following payments and benefits:

●	In the case of Messrs. Hill and Pollok, in addition to certain accrued benefits, the following payments and benefits: (a) a cash payment equal to a multiple (in the case of a termination of Mr. Hill’s employment prior to a change in control or a termination of Mr. Pollok’s employment prior to his transition to a consulting role, two (2) times, and in the case of Mr. Hill’s termination of employment within twelve (12) months following a change in control that occurs after the effective time, two and one-half times) the NEO’s “total compensation” (as defined below); (b) a prorated annual bonus for the fiscal year of termination based on actual performance (in the case of Mr. Pollok, only if termination occurs in 2020); (c) payment in full of the Pay to Integrate Award, to the extent not previously paid; (d) immediate vesting of the Pay to Lead Award, to the extent not previously vested; and (e) immediate vesting of any outstanding equity awards granted following January 25, 2020, with performance-based awards remaining subject to applicable performance metrics. If Mr. Pollok’s services are terminated during his consulting term, in lieu of the above cash payment, he would be entitled to a cash payment equal to all unpaid consulting fees that would have been paid had he continued providing services until December 31, 2024. The term “total compensation” means the sum of the NEO’s base salary, annual bonus (based on the greatest of the NEO’s target bonus, actual bonus paid in respect of the fiscal year preceding the year of termination and the average annual bonus for the three (3) fiscal years preceding the year of termination) and annual health, medical, dental and vision insurance premiums (and, in the case of Mr. Hill, fringe benefits).
●	In the case of Mrs. Brooks and Messrs. Lapointe and Goettee, the following payments and benefits: (a) a cash payment equal to the sum of the NEO’s base salary plus target annual bonus opportunity; (b) continued employer-paid medical and dental insurance premiums for twelve (12) months; (c) payment in full of the Pay to Integrate Award, to the extent not previously paid; and (d) immediate vesting of the Pay to Lead Award, to the extent not previously vested. However, if such termination occurred within twelve (12) months following a change in control that occurs after the effective time, in lieu of the cash payment described in the immediately preceding sentence, such NEOs would be entitled to a cash payment equal to the sum of 2.5 times (in the case of Mrs. Brooks and Mr. Lapointe) or 2 times (in the case of Mr. Goettee) the sum of the NEO’s base salary plus the highest annual bonus earned in the three (3) years immediately preceding the year in which the change in control occurs.

If an NEO’s employment is terminated by reason of death or disability, he or she would be entitled to substantially the same payments and benefits as would be payable upon a termination without cause or for good reason, excluding the cash severance payment. In the case of Mrs. Brooks and Messrs. Lapointe and Goettee, the NEO would not be entitled to the employer-paid medical and dental benefits described above in the case of disability, but his or her family would be entitled to such benefits for twelve (12) months following death.

If the services of Mr. Hill or Mr. Pollok are terminated by reason of retirement after age fifty-five (55) and ten (10) years of service to the Company, the applicable NEO would be entitled to full vesting of outstanding equity awards granted following the effective time, with performance-based awards remaining subject to applicable performance metrics, and to a prorated annual bonus for the year of retirement (in the case of Mr. Pollok, payment of a prorated annual bonus is only available if retirement occurs in 2020) based on actual performance. A termination of Mr. Hill’s employment on or following the expiration of the term of his employment agreement and the termination of Mr. Pollok’s services at the end of his consulting term would each be treated as a retirement for purposes of the employment agreements.

In consideration for the foregoing payments and benefits payable upon a termination by the Company or the combined bank, as applicable, without cause or by the NEO for good reason (and, in the case of Messrs. Hill and Pollok, benefits payable upon termination due to death, disability or retirement), each of the NEOs is required to execute a release of claims in favor of the Company or the combined bank, as applicable.  In addition, the employment agreements contain restrictive covenants concerning nondisclosure of confidential information at any time following a termination of employment, mutual nondisparagement of either party at any time following a termination of employment (in the case of Mrs. Brooks and Messrs. Lapointe and Goettee), noncompetition (for a period of two (2) years in the case of Messrs. Hill and Pollok and one (1) year in the case of Mrs. Brooks and Messrs. Lapointe and Goettee) and nonsolicitation of customers and employees for a period of two (2) years following termination of employment.  The severance benefits (and, in the case of Messrs. Hill and Pollok, the retirement benefits) described above are also contingent on the NEO’s compliance with the restrictive covenants.  In the event that payments to Messrs. Hill and Pollok become subject to Sections 280G and 4999 of the Code (a) as a result of the merger, the indemnification provisions in their prior employment agreements with the Company would apply or (b) as a result of a change in control that occurs following the effective time of the merger, such payments would be reduced if such reduction would leave the NEO better off on an after-tax basis.  In the event that payments to Mrs. Brooks or Messrs. Lapointe or Goettee become subject to Sections 280G and 4999 of the Code, such payments would be reduced if such reduction would leave such NEO better off on an after-tax basis.

Tax Deductibility of Compensation

Section 162(m) of the Code limits our ability to deduct certain compensation in excess of $1,000,000 paid to our Chief Executive Officer and to certain other executives. Prior to 2018, this limitation generally did not apply to compensation that qualified under applicable regulations as “performance-based.” In line with this, we historically aimed to design and approve the performance-based compensation paid to our NEOs so that such compensation would satisfy the requirements for deductibility under Section 162(m). Prior to 2018, the Compensation Committee considered Section 162(m) when making compensation decisions. However, other considerations, such as providing our NEOs with competitive and adequate incentives to remain with us and increase our business operations, financial performance and prospects, as well as rewarding extraordinary contributions, also significantly factored into the Compensation Committee’s decisions.

In December 2017, the Tax Cuts and Jobs Act was enacted. Under the Tax Cuts and Jobs Act, the qualified performance-based compensation exception to Section 162(m) that generally provided for the continued deductibility of performance-based compensation was repealed, effective for tax years commencing on or after January 1, 2018. Accordingly, commencing with our fiscal year ended December 31, 2018, compensation to our NEOs in excess of $1,000,000 will not be deductible unless it is paid pursuant to a written binding contract that was in effect on November 2, 2017, and not modified in any material respect on or after such date. Performance-based compensation awarded to our NEOs for periods prior to November 2, 2017, such as PRSUs granted in 2017 and prior years that have not yet been settled into shares of common stock, may potentially continue to qualify for the performance-based compensation exemption under Section 162(m). The United States Treasury has not yet issued comprehensive guidance on limitations on the continued deductibility of these awards. Accordingly, the future deductibility of these grandfathered awards is uncertain and cannot be guaranteed.

Governance of Compensation Programs

During 2018, a new incentive governance process was developed for the oversight of the Bank’s incentive plans to be compliant with the Federal Reserve’s guidance on Sound Incentive Compensation Practices. This included development of new incentive compensation policies and procedures along with a more robust risk review process. The Compensation Committee has ultimate authority regarding all incentive plans. This updated process includes the addition of an Incentive Steering Committee that reviews and recommends approval of annual incentive plans or changes to incentive plans to the Compensation Committee. The Incentive Steering Committee is also responsible for the annual risk review process of incentive plans. The Incentive Steering committee is co-chaired by the Chief Risk Officer and the Director of Human Resources.

At the January 2019 and 2020 meetings of the Compensation Committee, the Chief Risk Officer and the Director of Human Resources presented the incentive plan and risk review analysis for 2019 and 2020, respectively. Based on the Compensation Committee’s deliberations, the Compensation Committee concluded that our compensation policy and practices for 2019 and 2020 do not create risks that are likely to have a material adverse effect that would cause plan participants to take unnecessary risks.

In general, SEC rules prohibit uncovered short sales of shares of our common stock by our executive officers, including the NEOs. Accordingly, our insider trading policy prohibits short sales of shares of our common stock by our executive officers, including the NEOs, and discourages all of our officers, directors, employees or agents, including consultants, from engaging in any hedging or monetization transactions relating to our common stock. The policy also requires all directors, executive officers subject to Section 16 of the Exchange, and certain of our designated employees and agents who may have access to material nonpublic information about us to pre-clear with our Treasurer or Chief Executive Officer any hedging transactions involving our common stock; however, such compliance officers are under no obligation to approve such request for pre-clearance. Further, if any hedging or monetization transaction is considered a short sale, it is prohibited.

In 2019, no executive officer consulted with our Treasurer or Chief Executive Officer regarding hedging transactions.

Compensation Committee Interlocks and Insider Participation

Cynthia A. Hartley, Paula Harper Bethea Jean E. Davis, Thomas J. Johnson and James W. Roquemore served as members of the Compensation Committee during fiscal 2019. During fiscal 2019, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the Exchange Act.

COMPENSATION COMMITTEE REPORT

This report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 or the Exchange Act.

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

This report is provided by the following independent directors, who comprise the Compensation Committee:

Cynthia A. Hartley, Chair

Paula Harper Bethea

Jean E. Davis

Thomas J. Johnson

James W. Roquemore

SUMMARY COMPENSATION TABLE

The following table shows compensation we paid to our named executive officers for the fiscal years ended December 31, 2019, 2018 and 2017. Each component of compensation is discussed in further detail in the footnotes following the table.

		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Name and Principal Position as of December 31, 2019	Year	(1)		(2)(3)	(4)	(5)	(6)	(7)	Total ($)
Robert R. Hill, Jr.	2019	$850,000	$—	$1,216,993	$--	$1,118,813	$—	$54,548	$3,240,354
Chief Executive Officer of South State Corporation	2018	782,134	—	833,032	323,936	1,225,995	—	52,912	3,218,009
	2017	761,201	—	635,455	320,471	1,255,982	36,685	45,604	3,055,398
John C. Pollok	2019	614,534	—	754,197	--	686,742	—	33,146	2,088,619
Senior Executive Vice President and Chief Financial Officer	2018	558,667	—	486,835	189,320	716,491	—	39,777	1,991,090
	2017	543,715	—	371,368	187,296	734,015	33,998	41,937	1,912,329
Greg A. Lapointe(8)	2019	436,176	—	345,794	—	318,256	—	12,820	1,113,046
President of South State Bank
Renee R. Brooks	2019	409,000	—	292,805	--	269,173	—	12,820	983,798
Senior Executive Vice President and Chief Operating Officer	2018	349,094	—	435,642	78,876	298,475	—	30,028	1,192,115
	2017	339,751	—	154,751	77,422	305,776	8,693	22,125	908,518
John S. Goettee(8)	2019	386,521	—	276,702	--	254,379	—	12,820	930,422
President of South Carolina and Georgia Markets
(1)	Consists of total salary compensation, including all amounts that have been deferred at the executive’s election. During 2019, 2018 and 2017, Mr. Hill deferred $1,667, $38,333 and $52,083, respectively, and Mr. Goettee deferred $30,887, $29,068 and $26,368, respectively (see description of plan on page 37).
(2)	The grant date fair value of all stock awards shown in this column were computed in accordance with FASB ASC Topic 718. For a discussion of assumptions used in the valuation of the stock awards see Note 19, “Share-based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2019.
(3)	All stock awards for 2019 are PRSUs and are shown in the table assuming the target performance level. However, if the highest performance level with respect to such PRSUs granted in 2019 are satisfied, then the value of the PRSUs, determined as of the grant date, would be as follows: Mr. Hill—$1,564,657; Mr. Pollok—$942,697; Mr. Lapointe—$446,090; Mrs. Brooks— $376,464; and Mr. Goettee—$355,750.
(4)	We granted stock options pursuant to our 2017 and 2016 Executive Incentive Plans in January 2018 and 2017, respectively. However, beginning with the 2018 Executive Incentive Plan, which governed awards granted in January 2019, we ceased including stock options in our Executive Incentive Plan. The grant date fair value of all stock option awards shown in this column were computed in accordance with FASB ASC Topic 718. For a discussion of assumptions used in the valuation of the stock awards see Note 19, “Share based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2019.

(5)	Reflects the dollar value of all amounts earned during the fiscal year pursuant the performance-based annual cash incentive plan. See “Compensation Discussion and Analysis—2019 Executive Incentive Plan—Annual Cash Incentive Plan (AIP)” above for a description of how the Compensation Committee determined the incentive payments awarded in 2019.
(6)	Includes the portion of income earned during the fiscal year in the nonqualified deferred compensation plan exceeding 120% of the applicable long-term federal rate. During 2019, nonqualified deferred compensation plan balances experienced an unrealized loss, and there was no income exceeding 120% of applicable long-term federal rate.

(7)	The following table provides all other compensation in 2019:

Name	Matching Contributions to 401k Retirement Savings Plan ($)	Life Insurance and Long-term Disability Premium ($)	Dividends on Unvested Restricted Stock ($)	Club Memberships ($)	Imputed Taxable Value of Vehicles ($)	Other Cash ($)	Total ($)
Robert R. Hill, Jr.	$11,200	$1,620	$22,577	$2,376	$76	$16,699	$54,548
John C. Pollok	11,200	1,620	19,165	—	261	900	33,146
Greg A. Lapointe	11,200	1,620	—	—	—	—	12,820
Renee R. Brooks	11,200	1,620	—	—	—	—	12,820
John S. Goettee	11,200	1,620	—	—	—	—	12,820

(8)	Mr. Lapointe and Mr. Goettee qualified as named executive officers for the first time in 2019, and thus information with respect to 2018 and 2017 is not required to be reported pursuant to SEC rules.

GRANTS OF PLAN BASED AWARDS

			Estimated Possible Payouts			Estimated Possible Payouts
			Under Non-Equity Incentive			Under Equity Incentive			Grant Date
			Plan Awards			Plan Awards			Fair Value
		Approval	(1)			(2)			of Stock
	Grant	of Award	Thres-			Thres-		Maxi-	Awards ($)
Name	Date	Date	hold ($)	Target ($)	Maximum ($)	hold (#)	Target (#)	mum (#)	(3)
Robert R. Hill, Jr.	2/1/19	2/1/19	595,000	1,190,000	1,530,000	9,107	18,213	23,416	1,216,993

John C. Pollok	2/1/19	2/1/19	368,720	737,441	921,801	5,644	11,287	14,108	754,197

Greg A. Lapointe	2/1/19	2/1/19	169,236	338,036	436,176	2,588	5,175	6,676	345,794

Renee R. Brooks	2/1/19	2/1/19	143,150	286,300	368,100	2,191	4,382	5,634	292,805

John S. Goettee	2/1/19	2/1/19	135,282	270,565	347,869	2,071	4,141	5,324	276,702

(1)	These amounts represent ranges of the possible cash payouts pursuant to the AIP component of our 2019 Executive Incentive Plan, with all payments subject to the achievement of specified performance objectives. Actual amounts paid under the AIP are included in the column entitled “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table above. See “Compensation Discussion and Analysis—2019 Executive Incentive Plan—Annual Cash Incentive Plan (AIP)” above for a further description of the AIP. These amounts represent ranges of the possible payouts, denominated in the number of shares of common stock, under performance-based RSUs granted in 2019 with respect to the three-year performance period (2019-2021) under the 2019 LTIP. The 2019 LTIP is further explained in the “Compensation Discussion and Analysis” section of this filing. The fair value of the performance-based RSUs, which were issued on February 1, 2019, was estimated at the target performance level and valued at $66.82 per share.
(2)	These amounts represent ranges of the possible payouts, denominated in the number of shares of common stock, under PRSUs granted in 2019 with respect to the three-year performance period (2019-2021) under the LTIP component of our 2019 Executive Incentive Plan. All such awards were issued under the 2012 Omnibus Plan. See “Compensation Discussion and Analysis—2019 Executive Incentive Plan—Long-Term Equity Incentive Plan” above for a further description of the LTIP. These amounts represent ranges of the possible payouts, denominated in the number of shares of common stock, under performance-based RSUs granted in 2019 with respect to the three-year performance period (2019-2021) under the 2019 LTIP. The 2019 LTIP is further explained in the “Compensation Discussion and Analysis” section of this Proxy Statement. The fair value of the performance-based RSUs, which were issued on February 1, 2019, was estimated at the target performance level and valued at $66.82 per share.
(3)	This amount represents the grant date fair market value of all PRSU computed in accordance with FASB Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)Exercisable (1)	Number of Securities Underlying Unexercised Options (#)Unexercisable (1)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Options Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Robert R. Hill, Jr.	6,249	—			32.46	1/27/2021	11,794	$1,023,130	38,004	(8)	$3,296,847
	5,936	—			31.75	1/26/2022
	7,534	—			41.45	1/24/2023
	7,247	—			66.32	1/22/2024
	10,439	—			61.42	1/21/2025
	7,584	2,529	(5)		63.54	1/20/2026
	4,518	4,518	(6)		91.35	1/25/2027
	2,891	8,674	(7)		91.05	1/17/2028
John C. Pollok	4,488	—			66.32	1/22/2024	9,797	$849,890	22,634	(9)	$1,963,500
	6,101	—			61.42	1/21/2025
	4,432	1,478	(5)		63.54	1/20/2026
	2,640	2,641	(6)		91.35	1/25/2027
	1,689	5,070	(7)		91.05	1/17/2028
Greg A. Lapointe	1,454	—			61.49	3/27/2024	-	$-	13,326	(10)	$1,156,031
	896	896	(6)		91.35	1/25/2027
	573	1,721	(7)		91.05	1/17/2028
Renee R. Brooks	1,223	—			41.45	1/24/2023	-	$-	12,214	(11)	$1,059,565
	1,333	—			66.32	1/22/2024
	2,522	—			61.42	1/21/2025
	1,832	611	(5)		63.54	1/20/2026
	1,091	1,092	(6)		91.35	1/25/2027
	704	2,112	(7)		91.05	1/17/2028
John S. Goettee	1,454	—			61.49	3/27/2024	-	$-	9,151	(12)	$793,849
	896	896	(6)		91.35	1/25/2027
	573	1,721	(7)		91.05	1/17/2028

All options listed above vest at a rate of 25% per year over the first four years of a 10-year option term. As described above under “Compensation Discussion and Analysis—Other Aspects of Our Executive Compensation Program—Equity Grant Practices,” the Company did not grant any options in 2019.

(1)	Represents the total number of shares subject to unexercised options at year-end 2019, including exercisable (vested) and unexercisable (unvested) options. The number of options granted and the options exercise price have been adjusted to reflect any applicable stock dividends.
(2)	The number of shares of restricted stock granted has been adjusted to reflect any applicable stock dividends. Represents shares of restricted stock granted to Mr. Hill and Mr. Pollok on January 22, 2009, which vest in equal annual increments on December 31 of each year with final vesting at the end of the month in which the executive reaches his retirement age of 60 years old.
(3)	Market value is based on a closing price of $86.75 as of December 31, 2019, the last business day of the fiscal year.
(4)	Represents PRSUs that are subject to the achievement of pre-established performance metrics and the NEO’s continued employment through the applicable performance period. Any PRSUs that vest will be converted to shares of our common stock on a one-for-one basis. PRSUs that do not vest will be forfeited. The number of unearned PRSUs reported assumes the units are earned and vested at the maximum performance level.
(5)	Option awards vest at a rate of 25% per year with remaining vesting dates of January 25, 2020 and January 25, 2021.
(6)	Option awards vest at a rate of 25% per year with remaining vesting dates of January 17, 2020, January 17, 2021 and January 17, 2022.
(7)	The stock awards that have not vested comprise the following grants and vesting periods: the January 22, 2009 grants to Mr. Hill and Mr. Pollok vest on December 31 of each year with final vesting at the end of the month in which the executive reaches his retirement age of 60 years old for Mr. Hill and Mr. Pollok.

(8)	Represents the following unvested PRSUs granted to Mr. Hill:

a.14,588 shares with a performance period ending December 31, 2020 that vest as described in footnote 4, above.

b.23,416 shares with a performance period ending December 31, 2021 that vest as described in footnote 4, above.

(9)Represents the following unvested PRSUs granted to Mr. Pollok:

a.8,526 shares with a performance period ending December 31, 2020 that vest as described in footnote 4, above.
b.14,108 shares with a performance period ending December 31, 2021 that vest as described in footnote 4, above.

(10)	Represents the following unvested PRSUs granted to Mr. Lapointe:

a.3,827 shares with a performance period ending December 31, 2020 that vest as described in footnote 4, above.
b.6,676 shares with a performance period ending December 31, 2021 that vest as described in footnote 4, above.
c.2,823 shares with a performance period ending April 18, 2022 that vest as described in footnote 4, above.

(11)	Represents the following unvested PRSUs granted to Mrs. Brooks:

a.3,552 shares with a performance period ending December 31, 2020 that vest as described in footnote 4, above.
b.5,634 shares with a performance period ending December 31, 2021 that vest as described in footnote 4, above.
c.3,028 shares with a performance period ending October 18, 2022 that vest as described in footnote 4, above.

(12)	Represents the following unvested PRSUs granted to Mr. Goettee:

a.3,827 shares with a performance period ending December 31, 2020 that vest as described in footnote 4, above.
b.5,324 shares with a performance period ending December 31, 2021 that vest as described in footnote 4, above.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized On Vesting ($) (3)
Robert R. Hill, Jr.	—	—	12,389	$1,074,746
John C. Pollok	15,148	601,316	7,911	686,279
Greg A. Lapointe	—	—	2,115	183,476
Renee R. Brooks	—	—	2,596	225,203
John S. Goettee	—	—	2,115	183,476
(1)	Value realized is based on the difference between the closing price on the date of exercise and the options exercise price.
(2)	Reflects the vested shares that were received pursuant to the stock-based benefit plan by each NEO that in the case of these awards vest on December 31 of each year with final vesting at the end of the month in which Mr. Hill and Mr. Pollok reach their retirement age of 60 years old. As described in further detail under “2019 Long-Term Incentive Plan—Results of 2017 Long-Term Incentive Plan Which Ended in 2019” beginning on page 25, also reflects PRSUs that were granted by us in January 2017 and which have been earned by the NEOs and vested based on performance for the three-year period ended December 31, 2019.
(3)	Value realized is based on the market value of the underlying shares on the vesting date.

PENSION BENEFITS

We previously maintained a non-contributory defined benefit pension plan (the “pension plan”) covering all employees hired on or before December 31, 2005, who had attained age 21, and who had completed one year of eligible service. Our funding policy on the pension plan was based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service’s (“IRS’s”) funding standards. During 2018, we made the decision to terminate the pension plan, and we received approval from the IRS through a determination letter to proceed with the termination. The termination of the pension plan was recorded during the second quarter of 2019, and distributions of assets from the pension plan were fully paid out by the fourth quarter of 2019.

For 2019, our NEOs received payments as a result of the final distribution of assets from the pension plan: Mr. Hill—$227,335; Mr. Pollok—$220,443; Mrs. Brooks—$45,236; and Mr. Goettee—$40,574.

DEFERRED COMPENSATION PLAN

We have adopted a deferred compensation plan in which selected members of senior management, including executive officers, and/or other highly compensated employees, have the opportunity to elect to defer current compensation for retirement income or other future financial needs. Only eligible employees, as approved by the Compensation Committee, may participate in the plan. Each year participants can choose to have portions of their compensation for the upcoming year deferred by a certain whole percentage amount ranging between 5% and 100%. Deferrals are recorded in a bookkeeping account which is adjusted to reflect hypothetical investment earnings and losses of investment funds selected by the plan participant among those offered pursuant to the plan. Payments made under the plan will be made from our general assets, and will be subject to claims of our creditors. Amounts payable under the plan are payable at the future times (or over the periods) designated by plan participants upon their enrollment in the plan and their annual renewal of enrollment and upon certain automatic distribution events (death, disability, separation from service and change in control).  For additional information, see “Compensation Discussion and Analysis—Other Aspects of Our Executive Compensation Program—Deferred Compensation Plan” above.

The investment options available to an executive under the deferred compensation plan are listed below along with their annual rate of return for the calendar years ended December 31, 2019, 2018 and 2017, as reported by the administrator of the deferred compensation plan. The rates assume that 100% of the participant’s contribution was deferred as of the first business day of 2019.

	Rates of Return
Name of Fund	2019	2018	2017
Vanguard Selected Value	29.54%	(19.73)%	19.51%
Metropolitan West Total Return	9.09%	0.16%	3.43%
Federated Treasury Obligations	2.07%	1.64%	0.73%
Columbia Dividend Income	28.13%	(4.39)%	20.74%
Mainstay Large Cap Growth	33.67%	3.74%	32.39%
T. Rowe Price Mid Cap Growth	31.53%	(2.04)%	24.86%
Diamond Hill SC	21.36%	(19.36)%	10.62%
Amer Fds EuroPacific R5	27.37%	(14.95)%	31.09%
T. Rowe Price New Horizons	37.71%	4.04%	31.49%
Templeton Global Bond	0.89%	1.44%	2.62%
PIMCO Commodity Real Return	12.27%	(13.77)%	2.70%
Vanguard REIT Index	28.94%	(5.95)%	4.94%
Vanguard Short-Term Bond	5.84%	0.96%	2.13%
Vanguard Index 500 Adm	31.46%	(4.43)%	21.79%
Principal High Yield	13.78%	(4.53)%	8.14%

The table below summarizes the account balances in the deferred compensation savings plan for each NEO who participates in the deferred compensation plan:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Robert R. Hill, Jr.	$1,667	$—	$247,532	$—	$1,573,508
John S. Goettee	30,887	—	75,872	—	419,042
(1)	Includes the total compensation to the above NEOs for which payment was deferred in 2019. These amounts also comprise part of the amounts in the “Salary” column of the Summary Compensation Table, as follows: during 2019, 2018 and 2017, Mr. Hill deferred $1,667, $38,333 and $52,083, respectively, and Mr. Goettee deferred $30,887, $29,068 and $26,368, respectively.
(2)	Includes total loss in 2019 on the aggregate balance in the NEO’s deferred compensation plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have entered into certain agreements and maintain certain plans that will require us to provide compensation to our named executive officers in the event of his or her termination of employment or a change in control of the Company.

The amounts of total compensation payable to each named executive officer upon voluntary termination without good reason, voluntary termination for good reason, termination by us without cause, termination by us for cause, normal retirement, early retirement, termination due to disability, termination due to death, and termination associated with a change in control are shown in the tables below. Of our NEOs, only Mr. Goettee is currently retirement-eligible. The amounts assume that such termination was effective as of December 31, 2019 (the last day of the fiscal year), and thus include amounts earned through such time and are estimates of the amounts that would have been paid out to the executives upon their termination as of such date. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. In addition, as noted above in “Compensation Discussion and Analysis—Other Aspects of Our Executive Compensation Program—Employment and Non-Competition Agreements,” our NEOs entered into new employment arrangements in connection with the CenterState merger to be effective upon the closing of the merger, which may provide for compensation and benefits upon a terminations of employment or change in control that differ from the amounts described below.

For purposes of each named executive officer’s (referred to as the “Employee” below) employment agreement, the terms “good reason”, “cause”, “disability”, “change in control” and “total compensation” are defined below:

(a)	“Good Reason” means, without Employee’s written consent, the occurrence of any of the following circumstances unless such circumstances are fully corrected within 30 days after Employee notifies the Company in writing of the existence of such circumstances as hereinafter provided:
i.	the assignment to Employee of any duties, functions or responsibilities other than those contemplated by the employment agreement or materially inconsistent with the position with the Company that Employee held immediately prior to the assignment of such duties or responsibilities or any adverse alteration in the nature or status of Employee’s responsibilities or the condition of Employee’s employment from those contemplated in the employment agreement;
ii.	a reduction by the Company in Employee’s total compensation or as it may be increased from time to time, except for across-the-board salary reductions similarly affecting all management personnel of the Company;
iii.	the relocation of the Company’s headquarters to a location more than fifty miles from its current location in Columbia, South Carolina, or the Company’s requiring Employee to be based anywhere other than the Company’s offices at such location, except for required travel on Company business;
iv.	the failure by the Company to pay Employee any portion of Employee’s compensation within the time guidelines established pursuant to standard Company policies, or any other material breach by the Company of any other material provision of the employment agreement; or
v.	the giving of notice by the Company of non-renewal of the employment agreement.

(b)	“Cause” generally means: (i) the repeated failure of Employee to perform his or her responsibilities and duties; (ii) the commission of an act by Employee constituting dishonesty or fraud against the Company or the Bank; (iii) being charged with a felony; (iv) habitual absenteeism; (v) Employee is determined to have been on the job while under the influence of alcohol, unauthorized or illegal drugs, prescription drugs that have not been prescribed for the Employee, or other substances that have the potential to impair the Employee’s judgment or performance; (vi) the commission of an act by Employee involving gross negligence or moral turpitude that brings the Company or any of its affiliates into public disrepute or disgrace or causes material harm to the customer relations, operations or business prospects of the Company or its affiliates; (vii) bringing firearms or weapons into the workplace; (viii) the Employee’s failure to comply with policies, standards, and regulations of Company; (ix) the Employee’s engagement in conduct which is in material contravention of any federal, state or local law or ordinance other than a minor offense which does not reflect or impact upon the Employer or Bank; (x) the Employee’s engagement in conduct which is unbecoming to or inconsistent with the duties and responsibilities of a member of management of the Employer; or (ix) the Employee engaging in sexual or other form of illegal harassment.

(c)	“Disability” means disability suffered by Employee for a continuous period of at least three months or any impairment of mind or body that is likely to result in a disability of Employee for more than six months during any 12-month period.

(d)	“Change in Control” means the occurrence of one of the following:
i.	A change in ownership of the Company occurs on the date that any one person, or more than one person acting as a group (as determined in Paragraph (i)(5)(v)(B) of Treasury Regulation Section 1.409A-3), acquires ownership of more than 50% of the total fair market value or total voting power of the Company or Bank other than (A) with respect to the Bank, the Company (B) a trustee or other fiduciary holding securities under an employee benefit plan of the Company, (C) employee or a group of persons including Employee, and (D) an underwriter or group of underwriters owning shares of common voting stock in connection with a bona fide public offering of such shares and the sale of such shares to the public;
ii.	A change in the effective control of the Company occurs on the date that (A) a person, or more than one person acting as a group (as determined in Paragraph (i)(5)(v)(B) of Treasury Regulation Section 1.409A-3), acquires ownership (or having acquired during the 12-month period ending on the date of his or her most recent acquisition) of 30% or more of the total voting power of the stock of the Company or Bank, or (B) a majority of the members of the Company’s board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Company’s board of directors prior to the date of appointment or election, provided that the Company is a corporation for which there is no majority shareholder.
iii.	A change in the ownership of a substantial portion of the Company’s assets occurs on the date that any one person, or more than one person acting as a group (as determined in Paragraph (i)(5)(v)(B) of Treasury Regulation Section 1.409A-3), acquires (or having acquired during the 12-month period ending on the date of his or her most recent acquisition) assets from the Company that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition. For purposes of this provision, gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

This definition of Change in Control is intended to fully comply with the definition of a change in control event as set forth in Treasury Regulation Section 1.409A-3(i)(5).

(e)	“Total Compensation” for each named executive officer includes the employee’s base salary, the greater of the employee’s annual bonus for the fiscal year preceding the year in which the executive’s employment terminates or the average bonus for the five years preceding the year of termination, and the amount the Company contributes annually toward the employee’s health and dental insurance premiums. For Mr. Hill, total compensation also includes reimbursement for country club dues and other such dues and fees as may be approved by the Board of Directors.

The following table outlines certain differences between each agreement for Mr. Hill, Mr. Pollok, Mr. Lapointe, Mrs. Brooks and Mr. Goettee:

Name	Change in Control Payout Multiple	Non-Compete Period (Months)
Robert R. Hill, Jr.	.99 times	24
John C. Pollok	2.5 times	24
Greg A. Lapointe	2 times	12
Renee R. Brooks	2 times	12
John S. Goettee	2 times	12

Mr. Hill is the only NEO entitled to receive compensation for his noncompete agreement. His noncompete agreement is set for a 24 month period starting on his termination date (or 12 months in the event of a termination for cause). He would be entitled to two years of his Total Compensation package, as defined in the Total Compensation definition (Item e) above, paid in two equal lump sums, the first at the time of his termination and the second on the first anniversary of his termination. Should he violate any of the covenants listed in the noncompetition agreement, no payments that are still due will be paid and the Company has the right to secure an injunction for damages to recover any previous payments made under the agreement.

On January 22, 2009, we established an equity based retirement benefit represented by grants of restricted stock to Messrs. Hill and Pollok. The grants were intended to more closely align the interests of these executives with our long-term profitability and our shareholders. Each restricted stock grant vests in equal annual increments on December 31 of each year with final vesting at the end of the month in which the executive reaches his retirement age of 60 years old. Mr. Hill was granted 30,780 shares of restricted stock with final vesting on October 31, 2026. Mr. Pollok was granted 28,265 shares of restricted stock with final vesting on October 31, 2025. The grant date fair value per share of the stock granted was $27.57 on January 22, 2009.

The following tables provide the potential payments upon termination for all relevant scenarios as of December 31, 2019.

Robert R. Hill, Jr.

The following table describes the potential payments upon termination for various reasons for Robert R. Hill, Jr., the Company’s Chief Executive Officer.

Compensation and/or Benefits	Voluntary Termination by Executive Without Good Reason	Voluntary Termination by Executive for Good Reason (not CIC related)	Involuntary Termination by Company w/out Cause	Involuntary Termination by Company For Cause	Termination in the Event of Disability	Termination in the Event of Death	Qualifying Termination Following a Change in Control
Payable upon Termination	(1)	(2)	(2)	(3)	(4)	(5)	(6)
Robert R. Hill, Jr.
Compensation
Cash Severance	$—	$2,086,769	$2,086,769	$—	$2,086,769	$2,086,769	$2,065,901
Noncompete Payments	4,173,537	4,173,537	4,173,537	—	—	—	4,173,537
Intrinsic Value of Unvested Stock Options (7)	—	—	—	—	58,698	58,698	58,698
Intrinsic Value of Unvested PRSUs (8)	—	—	—	—	1,089,060	2,423,535	2,423,535
Benefits & Perquisites
Equity-Based Retirement Benefit (9)	—	—	—	—	1,023,130	1,023,130	1,023,130
Medical & Dental Insurance	—	8,398	8,398	—	8,398	—	—
Club Dues	—	2,376	2,376	—	—	—	—
Tax Gross Up (10)	—	—	—	—	—	—	—
Total Benefit	$4,173,537	$6,271,080	$6,271,080	$—	$4,266,055	$5,592,132	$9,744,801
(1)	As consideration for the Executive’s covenant not to compete, he will receive payment of Total Compensation in two lump sum payments. Total Compensation for Mr. Hill consists of base salary, the greater of the average prior five year bonuses or the last year prior bonus, annual medical and dental benefits, and club memberships, auto allowance, and the expense of attending conferences/meetings in the past 12 months.
(2)	The Company shall continue to pay to the Executive his Total Compensation for a period of 12 months in accordance with the Company’s customary payroll practices. In addition, the Company shall continue to provide medical, dental, and other benefits for a 12-month period on the same basis as in effect at the time of termination. As consideration for his covenant not to compete, Executive will also receive payment of Total Compensation in two lump sum payments.

(3)	The Company shall have no further obligation to the Executive. The noncompetition agreement will be in force for a period of 12 months with no payments due to the Executive.
(4)	The Company will pay to the Executive an amount equal to 12 months’ Total Compensation in a lump sum and will continue medical and dental benefits for a 12-month period on the same basis as in effect on the date of Disability. Vesting of Option Awards is not accelerated upon termination in the event of Disability; rather, any unvested Option Awards are forfeited. Vesting of PRSUs is not accelerated upon termination in the event of disability. Rather, awards vest as scheduled after the performance period on a pro-rata basis, based on the percentage of the performance period for which the participant was employed.
(5)	The Company will pay to the beneficiary of the Executive an amount equal to 12 months’ Total Compensation in a lump sum. Vesting of Option Awards is not accelerated upon termination in the event of Death; rather, any unvested Option Awards are forfeited. PRSUs will vest at 100% of the Target level performance (included in the value above).
(6)	Following the Executive’s termination by the Company for any reason in anticipation of or during the two years following a Change in Control, other than for death, Disability or Cause, or following the Executive’s termination for any reason other than death or Disability during the 30-day period immediately following elapse of six months after a Change in Control (the “Window Period”) or the Executive’s resignation for Good Reason, the Company (or its successors) shall pay in one lump sum to the Executive, or his beneficiary in the event of his subsequent death, an amount equal to .99 times Executive’s Total Compensation (Change in Control Payment) in effect at the date of termination of employment. As consideration for his covenant not to compete, Executive will also receive payment of Total Compensation in two lump sum payments.

Upon a Change in Control, with or without termination, Option Awards and the Equity-Based Retirement Benefit Shares granted in 2009 will be fully accelerated based on 100% of remaining non-vested options and shares, respectively. Upon a Change in Control, with or without termination, PRSUs will vest at 100% of the Target level performance (included in the value above) or, if greater, based on actual performance through the end of the most recent quarter ended.

(7)	The value of Option Awards is based on the difference between the current market price of $86.75 as of December 31, 2019 and the exercise price for options in-the-money (i.e., options with an exercise price below the current market price).
(8)	The value of Restricted Stock Units and the Equity-Based Retirement Award Shares is based on the market price of $86.75 as of December 31, 2019.
(9)	Mr. Hill was granted restricted stock in January 2009, which vest in equal annual increments on December 31 of each year with final vesting at the end of the month in which he reaches his retirement age of 60 years old, to provide a similar economic benefit to his previous SERP arrangement and to more closely align his interests with the long-term profitability of the Company and its shareholders. Under the award agreement, if Mr. Hill’s employment is terminated due to death, disability or if there is a Change of Control, 100% of the remaining non-vested shares will be fully accelerated.
(10)	Per Mr. Hill’s Employment Agreement dated December 31, 2008, in the event of a Change in Control, Mr. Hill is entitled to receive an additional payment (a “Gross-Up Payment”) in an amount equal to the federal, state and local income and excise tax imposed by Section 4999 of the Code. The Company believes that the structure and timing of Mr. Hill’s payments upon a change in control as of December 31, 2019 would not have caused the payments or distributions to be subject to the excise tax imposed by Section 4999 of the Code.

John C. Pollok

The following table describes the potential payments upon termination for various reasons for John C. Pollok, the Company’s Chief Financial Officer.

Compensation and/or Benefits Payable	Voluntary Termination by Executive Without Good Reason	Involuntary Termination by Company w/out Cause	Involuntary Termination by Company For Cause	Termination in the Event of Disability	Termination in the Event of Death	Qualifying Termination Following a Change in Control
Upon Termination	(1)	(2)	(1)	(3)	(4)	(5)
John C. Pollok
Compensation
Cash Severance	$—	$307,267	$—	$—	$—	$3,355,538
Intrinsic Value of Unvested Stock Options (6)	—	—	—	34,304	34,304	34,304
Intrinsic Value of Unvested PRSUs (7)	—	—	—	1,199,087	2,016,157	2,016,157
Benefits & Perquisites
Equity Based Retirement Benefit (7)(8)	—	—	—	849,803	849,803	849,803
Medical & Dental Insurance	—	5,595	—	—	—	—
Tax Gross Up (9)	—	—	—	—	—	—
Total Benefit	$—	$312,862	$—	$2,083,194	$2,900,264	$6,255,802
(1)	The Company shall have no further obligation to the Executive. A noncompetition agreement will be in force for a period of 24 months with no payment due to the Executive.
(2)	The Company shall pay to the Executive his Base Salary for six months following his termination through customary payroll practices. The Company shall also contribute to Executive’s COBRA premium by paying the same monthly amount for health and dental insurance coverage as it would if he were an active employee for a period of six months.
(3)	Vesting of Option Awards is not accelerated upon termination in the event of Disability; rather, any unvested Option Awards are forfeited. Vesting of PRSUs is not accelerated upon termination in the event of disability. Rather, awards vest as scheduled after the performance period on a pro-rata basis, based on the percentage of the performance period for which the participant was employed.
(4)	Vesting of Option Awards is not accelerated upon termination in the event of Death; rather, any unvested Option Awards are forfeited. PRSUs will vest at 100% of the Target level performance (included in the value above).
(5)	Following the Executive’s termination by the Company for any reason in anticipation of or during the one year following a Change in Control, other than for death, Disability or Cause, or following the Executive’s termination for any reason other than death or Disability during the Window Period or the Executive’s resignation for Good Reason, the Company (or its successors) shall pay the Executive, or his beneficiary in the event of his subsequent death, an amount equal to two and one-half times Executive’s Total Compensation (Change in Control Payment) in effect at the date of termination of employment. Two equal payments shall be made, each consisting of one-half the total Change in Control Payment with the first payment to be made immediately upon termination of employment and the second to be made exactly one year later.

Upon a Change in Control, with or without termination, Option Awards and the Equity-Based Retirement Benefit Shares granted in 2009 will be fully accelerated based on 100% of remaining non-vested options and shares, respectively. Upon a Change in Control, with or without termination, PRSUs will vest at 100% of the Target level performance (included in the value above) or, if greater, based on actual performance through the end of the most recent quarter ended.

(6)	The value of Option Awards is based on the difference between the current market price of $86.75 as of December 31, 2019 and the exercise price for options in-the-money (i.e., options with an exercise price below the current market price).
(7)	The value of Restricted Stock Units and the Equity-Based Retirement Award Shares is based on the market price of $86.75 as of December 31, 2019.
(8)	Mr. Pollok was granted restricted stock in 2009, which vest in equal annual increments on December 31 of each year with final vesting at the end of the month in which he reaches his retirement age of 60 years old, to provide a similar economic benefit to his previous SERP arrangement and to more closely align his interests with the long-term profitability of the Company and its shareholders. Under the award agreement, if Mr. Pollok’s employment is terminated due to death, disability or if there is a Change of Control, 100% of remaining non-vested shares will be fully accelerated.

(9)	Per Mr. Pollok’s Employment Agreement dated December 31, 2008, in the event of a Change in Control, Mr. Pollok is entitled to receive a Gross-Up Payment in an amount equal to the federal, state and local income and excise tax imposed by Section 4999 of the Code. The Company believes that the structure and timing of Mr. Pollok’s payments upon a change in control as of December 31, 2019 would not have caused the payments or distributions to be subject to the excise tax imposed by Section 4999 of the Code.

Greg A. Lapointe

The following table describes the potential payments upon termination for various reasons for Greg Lapointe, the President of the Company’s subsidiary, South State Bank.

Compensation and/or Benefits Payable	Voluntary Termination by Executive Without Good Reason	Involuntary Termination by Company w/out Cause	Involuntary Termination by Company For Cause	Termination in the Event of Disability	Termination in the Event of Death	Qualifying Termination Following a Change in Control
Upon Termination	(1)	(2)	(1)	(3)	(4)	(5) (6)
Greg A. Lapointe
Compensation
Cash Severance	$—	$436,176	$—	$—	$—	$1,539,592
Intrinsic Value of Unvested PRSUs (7)	—	—	—	297,206	670,231	670,231
Benefits & Perquisites
Medical & Dental Insurance	—	11,989	—	—	—	—
Total Benefit	$—	$448,165	$—	$297,206	$670,231	$2,209,823
(1)	The Company shall have no further obligation to the Executive. A noncompetition agreement will be in force for a period of 12 months with no payment due to the Executive.
(2)	The Company shall pay to the Executive his Base Salary for 12 months following termination through customary payroll practices. The Company shall also contribute to Executive’s COBRA premium by paying the same monthly amount for health and dental insurance coverage as it would if he were an active employee for a period of 12 months.
(3)	Vesting of PRSUs is not accelerated upon termination in the event of disability. Rather, awards vest as scheduled after the performance period on a pro-rata basis, based on the percentage of the performance period for which the participant was employed.
(4)	PRSUs will vest at 100% of the Target level performance (included in the value above).
(5)	Following the Executive’s termination by the Company for any reason in anticipation of or during the one year following a Change in Control, other than for death, Disability or Cause, or following the Executive’s termination for any reason other than death or Disability during the Window Period or the Executive’s resignation for Good Reason, the Company (or its successors) shall pay the Executive, or his beneficiary in the event of his subsequent death, an amount equal to two times Executive’s Total Compensation (Change in Control Payment) in effect at the date of termination of employment. Two equal payments shall be made, each consisting of one-half the total Change in Control Payment with the first payment to be made immediately upon termination of employment and the second to be made exactly one year later.

Upon a Change in Control, with or without termination, PRSUs will vest at 100% of the Target level performance (included in the value above) or, if greater, based on actual performance through the end of the most recent quarter ended.

(6)	The benefit shall be reduced to the extent necessary to cause the aggregate present value of all payments in the nature of compensation to the executive not to exceed 2.99 times the base amount as defined per Section 280G of the Code. As of December 31, 2019, no such reduction in benefit would have been necessary for Mr. Lapointe.
(7)	The value of PRSUs is based on the market price of $86.75 as of December 31, 2019.

Renee R. Brooks

The following table describes the potential payments upon termination for various reasons for Renee Brooks, the Company’s Chief Operating Officer.

Compensation and/or Benefits Payable	Voluntary Termination by Executive Without Good Reason	Involuntary Termination by Company w/out Cause	Involuntary Termination by Company For Cause	Termination in the Event of Disability	Termination in the Event of Death	Qualifying Termination Following a Change in Control
Upon Termination	(1)	(2)	(1)	(3)	(4)	(5) (6)
Renee R. Brooks
Compensation
Cash Severance	$—	$349,094	$—	$—	$—	$1,501,748
Intrinsic Value of Unvested Stock Options (7)	—	—	—	14,181	14,181	14,181
Intrinsic Value of Unvested PRSUs (8)	—	—	—	420,289	594,884	594,884
Benefits & Perquisites
Medical & Dental Insurance	—	13,712	—	—	—	—
Total Benefit	$—	$362,806	$—	$434,470	$609,065	$2,110,813
(1)	The Company shall have no further obligation to the Executive. A noncompetition agreement will be in force for a period of 12 months with no payment due to the Executive.
(2)	The Company shall pay to the Executive her Base Salary for 12 months following her termination through customary payroll practices. The Company shall also contribute to Executive’s COBRA premium by paying the same monthly amount for health and dental insurance coverage as it would if she were an active employee for a period of 12 months.
(3)	Vesting of Option Awards is not accelerated upon termination in the event of Disability; rather, any unvested Option Awards are forfeited. Vesting of PRSUs is not accelerated upon termination in the event of disability. Rather, awards vest as scheduled after the performance period on a pro-rata basis, based on the percentage of the performance period for which the participant was employed.
(4)	Vesting of Option Awards is not accelerated upon termination in the event of Death; rather, any unvested Option Awards are forfeited. PRSUs will vest at 100% of the Target level performance (included in the value above).
(5)	Following the Executive’s termination by the Company for any reason in anticipation of or during the one year following a Change in Control, other than for death, Disability or Cause, or following the Executive’s termination for any reason other than death or Disability during the Window Period or the Executive’s resignation for Good Reason, the Company (or its successors) shall pay the Executive, or her beneficiary in the event of her subsequent death, an amount equal to two times Executive’s Total Compensation (Change in Control Payment) in effect at the date of termination of employment. Two equal payments shall be made, each consisting of one-half the total Change in Control Payment with the first payment to be made immediately upon cessation of employment and the second to be made exactly one year later.

Upon a Change in Control, with or without termination, Option Awards will be fully accelerated based on 100% of remaining non-vested options. Upon a Change in Control, with or without termination, PRSUs will vest at 100% of the Target level performance (included in the value above) or, if greater, based on actual performance through the end of the most recent quarter ended.

(6)	The benefit shall be reduced to the extent necessary to cause the aggregate present value of all payments in the nature of compensation to the executive not to exceed 2.99 times the base amount as defined per Section 280G of the Code. As of December 31, 2019, no such reduction in benefit would have been necessary for Mrs. Brooks.

(7)	The value of Option Awards is based on the difference between the current market price of $86.75 as of December 31, 2019 and the exercise price for options in-the-money (i.e., options with an exercise price below the current market price).
(8)	The value of PRSUs is based on the market price of $86.75 as of December 31, 2019.

John S. Goettee

The following table describes the potential payments upon termination for various reasons for John S. Goettee, the President of the South Carolina and Georgia markets.

Compensation and/or Benefits Payable	Voluntary Termination by Executive Without Good Reason	Involuntary Termination by Company w/out Cause	Involuntary Termination by Company For Cause	Termination in the Event of Retirement or Disability	Termination in the Event of Death	Qualifying Termination Following a Change in Control
Upon Termination	(1)	(2)	(1)	(3)	(4)	(5) (6)
John S. Goettee
Compensation
Cash Severance	$—	$386,521	$—	$—	$—	$1,440,282
Intrinsic Value of Unvested PRSUs (7)	—	—	—	267,335	580,618	580,618
Benefits & Perquisites
Medical & Dental Insurance	—	11,989	—	—	—	—
Total Benefit	$—	$398,510	$—	$267,335	$580,618	$2,020,900
(1)	The Company shall have no further obligation to the Executive. A noncompetition agreement will be in force for a period of 12 months with no payment due to the Executive.
(2)	The Company shall pay to the Executive his Base Salary for 12 months following termination through customary payroll practices. The Company shall also contribute to Executive’s COBRA premium by paying the same monthly amount for health and dental insurance coverage as it would if he were an active employee for a period of 12 months.
(3)	If the Executive is terminated due to disability or retirement, vesting of PRSUs is not accelerated upon such termination. Rather, awards vest as scheduled after the performance period on a pro-rata basis, based on the percentage of the performance period for which the participant was employed. Under the PRSU agreements, retirement means a termination by the Executive after attaining age 55 with at least ten years of service. Mr. Goettee is retirement eligible under this definition.
(4)	PRSUs will vest at 100% of the Target level performance (included in the value above).
(5)	Following the Executive’s termination by the Company for any reason in anticipation of or during the one year following a Change in Control, other than for death, Disability or Cause, or following the Executive’s termination for any reason other than death or Disability during the Window Period or the Executive’s resignation for Good Reason, the Company (or its successors) shall pay the Executive, or his beneficiary in the event of his subsequent death, an amount equal to two times Executive’s Total Compensation (Change in Control Payment) in effect at the date of termination of employment. Two equal payments shall be made, each consisting of one-half the total Change in Control Payment with the first payment to be made immediately upon termination of employment and the second to be made exactly one year later.

Upon a Change in Control, with or without termination, PRSUs will vest at 100% of the Target level performance (included in the value above) or, if greater, based on actual performance through the end of the most recent quarter ended.

(6)	The benefit shall be reduced to the extent necessary to cause the aggregate present value of all payments in the nature of compensation to the executive not to exceed 2.99 times the base amount as defined per Section 280G of the Code. As of December 31, 2019, no such reduction in benefit would have been necessary for Mr. Goettee.
(7)	The value of PRSUs is based on the market price of $86.75 as of December 31, 2019.

Chief Executive Officer Pay Ratio

As required by Item 402(u) of Regulation S-K, as of December 31, 2019, the pay ratio for total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees was 58 to 1. For the period ending December 31, 2019, the median of the annual total compensation of all of our employees, with the exception of Robert R. Hill, Jr., our Chief Executive Officer, was $56,256, and the annual total compensation of Mr. Hill was $3,240,354.

We completed the following steps to identify the median of the annual total compensation of all our employees and to determine the annual total compensation of our median employee and Chief Executive Officer:

1.	As of December 31, 2019, our employee population consisted of approximately 2,346 individuals, including any full-time, part-time, temporary, or seasonal employees employed on that date. This date was selected because it aligned with a payroll cycle and allowed us to identify employees in a reasonably efficient manner.

2.	To find the median of the annual total compensation of all our employees (other than our Chief Executive Officer), we used wages from our payroll records as reported to the IRS on Form W-2 for fiscal 2019. In making this determination, we annualized the compensation of full-time and part-time permanent employees who were employed on December 31, 2019, but did not work for us for the entire year. No full-time equivalent adjustments were made for part-time employees.

3.	We identified our median employee using this compensation measure and methodology, which was consistently applied to all our employees included in the calculation.

4.	After identifying the median employee, we added together all of the elements of such employee’s compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $56,256.

Total compensation for Mr. Hill represents the amount reported in the “Total” column of our 2019 Summary Compensation Table and includes salary, restricted stock grants, option awards, PRSUs, non-equity incentive compensation, nonqualified deferred compensation and other compensation.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based compensation to attract and retain qualified persons to serve on the Board of Directors. Directors are subject to a minimum share ownership requirement. Each director is required to directly own $125,000 of our common stock by the end of the third anniversary of the first election to the Board of Directors, and $250,000 of our common stock by the end of the sixth anniversary of the first election to the Board of Directors. Director compensation is recommended by the Compensation Committee after discussion with the independent compensation consultant and is approved by the Board of Directors, and is intended to provide an appropriate level of compensation to attract and retain qualified directors and is competitive with that of comparable financial institutions.

For the fiscal year ended December 31, 2019, our non-employee directors were paid an annual cash retainer fee to each director and committee chair of $50,000 and $60,000, respectively. Directors who are also officers of the Company or the Bank do not receive fees or any other separate cash compensation for serving as a director.

In May 2019, we awarded to each non-employee director serving at the time 721 shares of restricted common stock except for 865 shares awarded to each of Jean E. Davis, Martin B. Davis, Cynthia A. Hartley, and Kevin P. Walker, who serve as the chair of the Governance, Risk, Compensation, and Audit Committee, respectively. These awards were granted following our 2019 annual meeting of shareholders and vest 25% per quarter over a period of one year from the date of grant. We intend to grant restricted common stock awards annually to our non-employee directors in similar amounts and terms following the Annual Meeting, under the authorization of the 2019 Omnibus Incentive Plan.

Robert R. Horger, who serves as our chairman of the Board, currently receives $137,583 annually for serving in that capacity. In addition, in January 2019, we granted to Mr. Horger 1,148 shares of restricted common stock valued at $59.95 per share at the date of grant. The restricted stock cliff vests 100% at the end of four years.

The following table sets forth the fees and all other forms of compensation paid to Chairman Horger and our directors in 2019. Each component of compensation is discussed in further detail in the footnotes following the table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Robert R. Horger (6)	$137,583	$68,823	$—	$—	$—	$9,978	$216,384
Jimmy E. Addison (7)	15,000	—	—	—	—	65	15,065
Paula Harper Bethea	50,000	54,306	—	—	—	741	105,047
James C. Cherry (8)	—	—	—	—	—	333,334	333,334
Jean E. Davis	50,000	65,152	—	—	—	878	116,030
Martin B. Davis	60,000	65,152	—	—	—	889	126,041
Robert H. Demere Jr.	50,000	54,306	—	—	—	741	105,047
Cynthia A. Hartley	60,000	65,152	—	—	—	889	126,041
Thomas J. Johnson	50,000	54,306	—	—	—	741	105,047
Grey B. Murray	50,000	54,306	—	—	—	741	105,047
James W. Roquemore	50,000	54,306	—	—	—	741	105,047
Thomas E. Suggs	50,000	54,306	—	—	—	741	105,047
Kevin P. Walker	60,000	65,152	—	—	—	889	126,041
(1)	Includes total compensation earned through salary (Chairman Horger only), Board fees, retainers and committee fees, whether paid or deferred. Refer to the “Board of Directors and Committees” section of this Amendment No. 1 for more information regarding committee membership and fees.
(2)	From time to time, we award shares of restricted stock to our directors. All shares of restricted common stock awarded to the non-employee directors during 2019 vest at 25% per calendar quarter over a period of four quarters. Each director generally has the right to vote restricted common shares and to receive dividends paid on the shares prior to vesting. The market value of the shares is determined by the closing market price of our common stock on the date of the grant ($59.95 on the date of grant for Chairman Horger and $75.32 on the date of grant for all of the other directors). The value of restricted stock grants shown above equals the grant date fair value in accordance with FASB ASC Topic 718.

(3)	These totals reflect the dollar amount of the grant date fair value of the option award, in accordance with FASB ASC Topic 718. The Board of Directors’ total aggregate amount of stock options outstanding at December 31, 2019 was 11,121.
(4)	During 2019, nonqualified deferred compensation plan balances experienced an unrealized gain/loss; however, there was no income exceeding 120% of the AFR.
(5)	Includes a $1.67 dividend ($0.38 for first quarter, $0.40 for second quarter, $0.43 for third quarter, and $0.46 for fourth quarter) on all unvested restricted common stock grants outstanding at the time of the dividend. For Chairman Horger, the amount includes an employer matching contribution to an employee savings plan and also life insurance premiums.
(6)	In October 2019, the Compensation Committee recommended that the Board of Directors increase the base compensation of Chairman Horger by 2.75% effective January 1, 2020.
(7)	Mr. Addison served as chair of the Governance Committee until his retirement from the Board of Directors effective as of April 25, 2019.
(8)	Mr. Cherry entered into a consulting agreement in connection with the acquisition of Park Sterling Financial Corporation on November 30, 2017. The agreement is for a 36-month period and expires on November 30, 2020. The amount paid under this agreement for 2019 was $333,334.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF CERTAIN PARTIES

The following table sets forth the number and percentage of outstanding shares that exceed 5% beneficial ownership (determined in accordance with Rule 13d-3 under the Exchange Act) by any single person or group, as known by the Company based on 33,602,062 shares of common stock issued and outstanding as of February 26, 2020:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Shares Outstanding
Common Stock	The Vanguard Group 100 Vanguard Boulevard, Malvern, PA 19355	3,052,180	(1)	9.1%
Common Stock	BlackRock, Inc. 55 East 52nd Street, New York, NY 10055	2,635,441	(2)	7.8%
Common Stock	Wellington Management Company LLP 280 Congress Street, Boston, MA 02210	2,388,866	(3)	7.1%
Common Stock	Dimensional Fund Advisors LP 6300 Bee Cave Road, Austin, TX 78746	1,965,660	(4)	5.8%
(1)	Beneficial ownership of The Vanguard Group is based on its Schedule 13G/A filed with the SEC on February 10, 2020. The Vanguard Group reported that it has sole power to vote or to direct the vote of 32,262 shares of common stock, shared power to vote or direct the vote of 3,876 shares of common stock, sole power to dispose or direct the disposition of 3,017,461 shares of common stock and shared power to dispose or direct the disposition of 34,237 shares of common stock.
(2)	Beneficial ownership of BlackRock, Inc. is based on its Schedule 13G/A filed with the SEC on February 5, 2020. BlackRock, Inc. reported that it has sole power to vote or to direct the vote of 2,528,097 shares of common stock and sole power to dispose or direct the disposition of 2,635,441 shares of common stock.

(3)	Beneficial ownership of Wellington Management Group LLP is based on its Schedule 13G filed with the SEC on February 14, 2020. Wellington Management Group LLP reported that it has shared power to vote or to direct the vote of 2,099,487 shares of common stock and shared power to dispose or direct the disposition of 2,388,866 shares of common stock.
(4)	Beneficial ownership of Dimensional Fund Advisor LP is based on its Schedule 13G filed with the SEC on February 12, 2020. Dimensional Fund Advisor LP reported that it has shared power to vote or to direct the vote of 1,932,625 shares of common stock and shared power to dispose or direct the disposition of 1,965,660 shares of common stock.

BENEFICIAL OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of February 26, 2020, the number and percentage of outstanding shares of common stock beneficially owned by (i) each director and nominee for director of the Company, (ii) each executive officer named in the Summary Compensation Table, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, the mailing address for each beneficial owner is care of South State Corporation, P.O. Box 1030, Columbia, South Carolina 29202.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Shares Beneficially Owned (1)	Common Shares Subject to a Right to Acquire (2)	Percent of Shares Outstanding
Paula Harper Bethea (6)	15,227	—	*	%
Renee R. Brooks (4) (6)	17,329	10,566	*	%
James C. Cherry	7,000	—	*	%
Jean E. Davis (6)	14,151	—	*	%
Martin B. Davis (6)	3,435	—	*	%
Robert H. Demere, Jr. (3) (5) (6)	101,416	—	*	%
John S. Goettee (6)	16,078	3,945	*	%
Cynthia A. Hartley (6)	9,163	—	*	%
Robert R. Hill, Jr. (6)	88,257	60,077	*	%
Robert R. Horger (6)	78,459	11,120	*	%
Thomas J. Johnson (6)	24,131	—	*	%
Greg A. Lapointe (6)	10,552	3,945	*	%
Grey B. Murray (6)	4,741	—	*	%
John C. Pollok (3) (4) (6)	89,122	23,898	*	%
James W. Roquemore (3) (5) (6)	42,553	—	*	%
Thomas E. Suggs (6)	17,044	—	*	%
Kevin P. Walker (6)	14,093	—	*	%
All directors and executive officers as a group (19 persons) (4) (6)	558,822	113,551	2.00%
* Represents less than 1% based on 33,602,062 shares of common stock issued and outstanding.
(1)	As reported to the Company by the directors, nominees and executive officers.
(2)	Based on the number of shares of common stock acquirable by directors and executive officers through vested stock options within 60 days of February 26, 2020.
(3)	Excludes shares of common stock owned by or for the benefit of family members of the following directors and executive officers, each of whom disclaims beneficial ownership of such shares: Mr. Pollok, 666 shares; Mr. Demere, 1,325 shares and Mr. Roquemore, 5,587 shares; and all directors and executive officers as a group, 7,578 shares.
(4)	Includes shares of common stock held as of December 31, 2019 by the Company under our 401(K) Employee Savings Plan, as follows: Mrs. Brooks, 4,967 shares; Mr. Lapointe, 4,934; Mr. Pollok, 8,846 shares; and all directors and executive officers as a group, 18,747 shares.
(5)	For Mr. Demere, includes 52,257 shares of common stock owned by Colonial Group, Inc., of which Mr. Demere is President and Chief Executive Officer. For Mr. Roquemore, includes 4,636 shares owned by Patten Seed Company, of which Mr. Roquemore is a 29% owner and management affiliate.
(6)	Includes unvested shares of restricted stock, as to which the executive officers and directors have full voting privileges. The shares are as follows: Mr. Hill, 11,794 shares; Mr. Horger, 2,732 shares; Mr. Pollok, 9,797 shares; and all directors and executive officers as a group, 27,306 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has loan and deposit relationships with some of the directors of the Company and the Bank and loan, deposit, and fee-for-service relationships with some of the companies with which the directors are associated, as well as with some members of the immediate families of the directors. (The terms “members of the immediate families” or “immediate family members” for purposes of this section includes each person’s spouse, parent, stepparent, children, stepchild, sibling, mother and father-in-law, sons and daughters-in-law, and brothers and sisters-in-law, and any person sharing the same household of such person.) Such loan, deposit, or fee relationships were made in the ordinary course of business, were made on substantially the same terms, including interest rates, collateral and fee pricing, as those prevailing at the time for comparable transactions with other persons not related to the lender, and did not, at the time they were made, involve more than the normal risk of collectability or present other unfavorable features.

Robert R. Horger, our Chairman of the Board, is a partner in the law firm of Horger, Barnwell & Reid, L.L.P., which we engaged, among other law firms, as counsel during 2019 and may engage during the current fiscal year. In 2019, we and Mr. Horger were involved in non-material related party transactions in that we made payments totaling approximately $17,151 to Horger, Barnwell & Reid, L.L.P. This amount did not exceed either $200,000 or 5% of the law firm’s gross revenue.

Thomas E. Suggs, a director, has served as President and Chief Executive Officer of HUB Carolinas, a region of HUB International, an insurance brokerage and consulting firm that we have used since 2011 and will continue to use during the current fiscal year as an insurance broker for certain policies. Mr. Suggs was previously the President and Chief Executive Officer, and a majority owner, of Keenan & Suggs, Inc., an insurance broker and consulting firm that we also used for certain policies, before it was acquired by HUB International, the seventh largest brokerage in the world, in August 2016. In 2019, we made insurance premium payments directly to either HUB International, as our insurance placement agent, or insurance carriers.  Commissions earned on these policies were well below 5% of HUB International’s total gross revenue for 2019, which is a key measure under The NASDAQ Stock Market’s independence requirements.

We have adopted a Code of Ethics policy that contains written procedures for reviewing transactions between us and our directors and executive officers, their immediate family members, and entities with which they have a position or relationship. These procedures are intended to determine whether any such related person transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer. This policy also requires the Bank to comply with Regulation O, which contains restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Code of Ethics policy is located on our website at https://www.southstatebank.com/ under Investor Relations.

We annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions. Our Governance Committee, which consists entirely of independent directors, annually reviews all relationships and amounts disclosed in the directors’ and officers’ questionnaires, and the Board of Directors makes a formal determination regarding each director’s independence under The NASDAQ Stock Market listing standards and applicable SEC rules.

In addition, the Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

In addition to the annual review, we have appointed a corporate ethics officer to implement and monitor compliance with the Code of Ethics policy. The corporate ethics officer reports to our general auditor who passes this information to the board’s Audit Committee and Chief Executive Officer quarterly and also advises our executive committee and management with respect to potential conflicts of interest. The related party transactions described above were approved by the Company.

Item 14. Principal Accounting Fees and Services.

AUDIT AND OTHER FEES

The Audit Committee selected Dixon Hughes Goodman LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2019. Fees for professional services provided for the respective fiscal years ended December 31 are set forth below:

	2019	2018
Audit fees(1)	$948,175	$915,150
Audit related fees(2)	62,616	56,344
Tax fees(3)	—	79,050
All other fees(4)	—	—
Total Audit Fees	$1,010,791	$1,050,544
(1)	All fees related to the financial statement audit, required quarterly reviews of interim financial information, audit of internal controls over financial reporting, and attesting to internal control over financial reporting in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Audit-related fees are for services rendered in connection with audits of our employee benefit plans and reports on compliance with mortgage servicing related standards.
(3)	Tax fees are for services rendered primarily in connection with research associated with various tax-related issues that affect the Company.
(4)	All other fees are for any other products and services provided.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. Under the policy, and in accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members. However, any member to whom such authority is delegated is required to report on any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all services provided by Dixon Hughes Goodman LLP during 2019. None of the services were performed by individuals who were not employees of the independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

1. The financial statements and independent auditors’ report referenced in “Item 8—Financial Statements and Supplementary Data” included in our annual report on Form 10-K filed with the commission on February 21, 2020 are listed below:

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

3.1	Amended and Restated Articles of Incorporation of South State Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed on October 28, 2014)

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of South State Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed on October 27, 2017)

3.3	Amended and Restated Bylaws of South State Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed on January 27, 2016)

4.1	Specimen South State Corporation Common Stock Certificate (incorporated by reference as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015)

4.2	Articles of Incorporation (included as Exhibits 3.1 and 3.2)

4.3	Bylaws (included as Exhibit 3.3)

4.4	Description of Securities (incorporated by reference as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2020)

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

Exhibit No.	Description of Exhibit
10.14*

Form of Stock Option Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2013)

10.15*

Form of Restricted Stock Unit Agreement under the South State Corporation Omnibus Stock and Performance Plan (incorporated by reference as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2019)

10.16*

Form of Performance-based Restricted Stock Agreement under the South State Corporation 2019 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2019)

10.17*

Form of Time-based Restricted Stock Agreement, with nonsolicitation provisions, under the South State Corporation 2019 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 1, 2019)

10.18*

Form of Time-based Restricted Stock Agreement, without nonsolicitation provisions, under the South State Corporation 2019 Omnibus Incentive Plan (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2019)

10.19*

SCBT Financial Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) (Effective April 30, 2017) (incorporated by reference as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2018)

10.20

Credit Agreement, dated as of October 28, 2013, by and between First Financial Holdings, Inc., as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2013)

10.21

Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2014)

10.22

Amendment No. 2, dated as of November 5, 2015, executed an amendment to its credit agreement with the Lender, U.S. Bank National Association to extend its $20.0 million unsecured line of credit through November 15, 2015 (incorporated by reference to the information set forth under Item 5. Other information, of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2015)

10.23

Amendment No. 3, dated as of November 16, 2015, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 20, 2015)

10.24

Amendment No. 4, dated as of November 15, 2016, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 17, 2016)

10.25

Amendment No. 5, dated as of November 15, 2017, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017)

Exhibit No.	Description of Exhibit
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

10.29*

Third Amended and Restated Employment and Noncompetition Agreement between South State Corporation and Robert R. Hill, Jr., dated January 25, 2020 (incorporated by reference as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2020)

10.30*

Third Amended and Restated Employment and Noncompetition Agreement between South State Corporation and John C. Pollok, dated January 25, 2020 (incorporated by reference as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2020)

10.31*

Employment Agreement between South State Bank and Renee R. Brooks, dated January 25, 2020 (incorporated by reference as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2020)

10.32*	Employment Agreement between South State Bank and Greg A. Lapointe, dated January 25, 2020

10.33*	Employment Agreement between South State Bank and John S. Goettee, dated January 25, 2020

10.34*	Employment Agreement between South State Bank and Jonathan Kivett, dated January 25, 2020

21**	Subsidiaries of the Registrant

23**	Consent of Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained herein as part of the signature pages)

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

101**

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

*     Denotes a management compensatory plan or arrangement.

**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on February 21, 2020.
(b)	See Exhibit Index following the Annual Report on Form 10-K for a listing of exhibits filed herewith.
(c)	Not Applicable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia and State of South Carolina, on the 6th day of March, 2020.

South State Corporation (Registrant)

By:	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and Principal Accounting Officer
(Principal Accounting Officer)