Form 10-Q
period 2020-03-31
SOUTH STATE Corp
filed 2020-05-04
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-12669

SOUTH STATE CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-0799315
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

520 Gervais Street
Columbia, South Carolina	29201
(Address of principal executive offices)	(Zip Code)

(800) 277-2175

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $2.50 par value	SSB	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2020
Common Stock, $2.50 par value	33,474,512

South State Corporation and Subsidiary

March 31, 2020 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,	March 31,
	2020	2019	2019
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$259,775	$262,019	$225,865
Interest-bearing deposits with banks	1,003,061	426,685	723,726
Total cash and cash equivalents	1,262,836	688,704	949,591
Investment securities:
Securities available for sale, at fair value (Cost of $1,915,461 and allowance for credit losses of $0 for March 31, 2020)	1,971,195	1,956,047	1,466,249
Other investments	62,994	49,124	40,624
Total investment securities	2,034,189	2,005,171	1,506,873
Loans held for sale	71,719	59,363	33,297
Loans:
Acquired	1,943,971	2,117,209	2,830,995
Non-acquired	9,562,919	9,252,831	8,310,613
Less allowance for credit losses	(144,785)	(56,927)	(52,008)
Loans, net	11,362,105	11,313,113	11,089,600
Other real estate owned	12,844	11,964	11,297
Premises and equipment, net	312,151	317,321	322,553
Bank owned life insurance	233,849	234,567	230,629
Deferred tax assets	46,365	31,316	31,884
Mortgage servicing rights	26,365	30,525	32,415
Core deposit and other intangibles	46,809	49,816	59,619
Goodwill	1,002,900	1,002,900	1,002,900
Other assets	230,779	176,332	136,229
Total assets	$16,642,911	$15,921,092	$15,406,887
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$3,367,422	$3,245,306	$3,219,864
Interest-bearing	8,977,125	8,931,790	8,699,107
Total deposits	12,344,547	12,177,096	11,918,971
Federal funds purchased and securities sold under agreements to repurchase	325,723	298,741	276,891
Other borrowings	1,316,100	815,936	616,250
Other liabilities	335,498	256,306	218,298
Total liabilities	14,321,868	13,548,079	13,030,410
Shareholders’ equity:
Common stock - $2.50 par value; authorized 80,000,000 shares; 33,444,236, 33,744,385 and 35,368,521 shares issued and outstanding, respectively	83,611	84,361	88,421
Surplus	1,584,322	1,607,740	1,719,396
Retained earnings	643,345	679,895	582,034
Accumulated other comprehensive income (loss)	9,765	1,017	(13,374)
Total shareholders’ equity	2,321,043	2,373,013	2,376,477
Total liabilities and shareholders’ equity	$16,642,911	$15,921,092	$15,406,887

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans, including fees	$133,034	$131,834
Investment securities:
Taxable	11,915	8,597
Tax-exempt	1,399	1,496
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	1,452	1,463
Total interest income	147,800	143,390
Interest expense:
Deposits	14,437	16,645
Federal funds purchased and securities sold under agreements to repurchase	615	753
Other borrowings	4,735	2,725
Total interest expense	19,787	20,123
Net interest income	128,013	123,267
Provision for loan losses	36,533	1,488
Net interest income after provision for loan losses	91,480	121,779
Noninterest income:
Fees on deposit accounts	18,141	17,808
Mortgage banking income	14,647	2,385
Trust and investment services income	7,389	7,269
Securities gains (losses), net	—	541
Recoveries on acquired loans	—	1,867
Other	3,955	2,188
Total noninterest income	44,132	32,058
Noninterest expense:
Salaries and employee benefits	60,978	58,431
Occupancy expense	12,287	11,612
Information services expense	9,306	9,009
OREO expense and loan related	587	751
Amortization of intangibles	3,007	3,281
Supplies, printing and postage expense	1,505	1,504
Professional fees	2,494	2,240
FDIC assessment and other regulatory charges	2,058	1,535
Advertising and marketing	814	807
Merger and branch consolidation related expense	4,129	1,114
Other	10,082	7,955
Total noninterest expense	107,247	98,239
Earnings:
Income before provision for income taxes	28,365	55,598
Provision for income taxes	4,255	11,231
Net income	$24,110	$44,367
Earnings per common share:
Basic	$0.72	$1.25
Diluted	$0.71	$1.25
Weighted average common shares outstanding:
Basic	33,566	35,445
Diluted	33,805	35,619

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$24,110	$44,367
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	40,450	20,291
Tax effect	(8,899)	(4,464)
Reclassification adjustment for losses included in net income	—	(2,998)
Tax effect	—	659
Net of tax amount	31,551	13,488
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(28,512)	(2,651)
Tax effect	6,272	583
Reclassification adjustment for losses included in interest expense	(722)	(10)
Tax effect	159	2
Net of tax amount	(22,803)	(2,076)
Change in pension plan obligation:
Change in pension and retiree medical plan obligation during period	—	—
Tax effect	—	—
Reclassification adjustment for changes included in net income	—	121
Tax effect	—	(26)
Net of tax amount	—	95
Other comprehensive income, net of tax	8,748	11,507
Comprehensive income	$32,858	$55,874

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2020 and 2019

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income:
Net income	—	—	—	44,367	—	44,367
Other comprehensive income, net of tax effects	—	—	—	—	11,507	11,507
Total comprehensive income						55,874
Cash dividends declared on common stock at $.38 per share	—	—	—	(13,441)	—	(13,441)
Stock options exercised	12,722	32	370	—	—	402
Restricted stock awards (forfeitures)	31	1	(1)	—	—	—
Stock issued pursuant to restricted stock units	49,229	122	(122)	—	—	—
Common stock repurchased - buyback plan	(500,000)	(1,250)	(32,017)	—	—	(33,267)
Common stock repurchased	(23,010)	(58)	(1,460)	—	—	(1,518)
Share-based compensation expense	—	—	2,131	—	—	2,131
Balance, March 31, 2019	35,368,521	$88,421	$1,719,396	$582,034	$(13,374)	$2,376,477
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive income:
Net income	—	—	—	24,110	—	24,110
Other comprehensive income, net of tax effects	—	—	—	—	8,748	8,748
Total comprehensive income						32,858
Cash dividends declared at $.47 per share	—	—	—	(15,840)	—	(15,840)
Stock options exercised	12,485	31	372	—	—	403
Restricted stock awards (forfeitures)	498	1	(1)	—	—	—
Stock issued pursuant to restricted stock units	31,435	79	(79)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,914)	—	—	(24,714)
Common stock repurchased	(24,567)	(61)	(1,803)	—	—	(1,864)
Share-based compensation expense	—	—	2,007	—	—	2,007
Cumulative change in accounting principle due to the adoption of ASU 2016-13				(44,820)		(44,820)
Balance, March 31, 2020	33,444,236	$83,611	$1,584,322	$643,345	$9,765	$2,321,043

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$24,110	$44,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,853	8,527
Provision for loan losses	36,533	1,488
Deferred income taxes	(4,878)	1,998
Gains on sale of securities, net	—	(541)
Share-based compensation expense	2,007	2,131
Accretion of discount related to performing acquired loans	(10,931)	(3,170)
(Gains) losses on disposal of premises and equipment	(263)	271
(Gains) losses on sale of OREO	69	(2)
Net amortization of premiums on investment securities	2,055	1,699
OREO write downs	111	98
Fair value adjustment for loans held for sale	(926)	(156)
Originations and purchases of loans held for sale	(243,950)	(127,166)
Proceeds from sales of loans	232,520	116,951
Net change in:
Accrued interest receivable	(923)	(968)
Prepaid assets	651	(2,061)
Operating Leases	268	256
Derivative assets	(45,690)	(3,637)
Miscellaneous other assets	(9,086)	(9,669)
Accrued interest payable	(853)	969
Accrued income taxes	9,131	9,231
Derivative liabilities	38,143	3,030
Miscellaneous other liabilities	5,132	(6,132)
Net cash provided by operating activities	41,083	37,514
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	134,486
Proceeds from maturities and calls of investment securities available for sale	113,381	55,242
Proceeds from sales of other investment securities	—	45
Purchases of investment securities available for sale	(90,134)	(122,774)
Purchases of other investment securities	(13,869)	(15,066)
Net increase in loans	(129,458)	(127,840)
Recoveries of loans previously charged off	1,909	958
Purchases of premises and equipment	(2,193)	(3,436)
Proceeds from sale of OREO	988	1,019
Proceeds from sale of premises and equipment	9	6
Net cash used in investing activities	(119,367)	(77,360)
Cash flows from financing activities:
Net increase in deposits	167,451	272,038
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	26,982	6,242
Proceeds from other borrowings	500,000	500,000
Repayment of other borrowings	(2)	(150,002)
Common stock repurchases	(26,578)	(34,785)
Dividends paid on common stock	(15,840)	(13,441)
Stock options exercised	403	402
Net cash provided by financing activities	652,416	580,454
Net increase in cash and cash equivalents	574,132	540,608
Cash and cash equivalents at beginning of period	688,704	408,983
Cash and cash equivalents at end of period	$1,262,836	$949,591
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$20,640	$19,154
Income taxes	$845	$874
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$—	$82,160
Recognition of operating lease assets in exchange for lease liabilities	$458	$1,956
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans	$2,048	$1,004

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to herein as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2020, as amended on March 6, 2020, should be referenced when reading these unaudited condensed consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiary. References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, a South Carolina banking corporation.

Allowance for Credit Losses (“ACL”)

On January 1, 2020, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, sometimes referred to herein as ASU 2016-13. Topic 326 was subsequently amended by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU No. 2019-05, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; and ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This standard applies to all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments. We applied the standard’s provisions using the modified retrospective method as a cumulative-effect adjustment to retained earnings as of January 1, 2020. With this transition method, we did not have to restate comparative prior periods presented in the financial statements related to Topic 326, but will present comparative prior periods disclosures using the previous accounting guidance for the allowance for loan losses. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether a valuation account would need to be recorded. The Company currently has no investment securities held to maturity.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2020, the accrued interest receivable for investment securities available for sale recorded in Other Assets was $7.1 million.

The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if that risk is remote. However, the Company does not measure expected credit losses on an investment security in which historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Management does not expect nonpayment of the amortized cost basis to be zero solely on the basis of the current value of collateral securing the security but, instead, also considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including Ginnie Mae Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Banks (“FFCB”) and Small Business Administration (“SBA”). All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. These securities are included in Government-Sponsored Entities Debt and Mortgage-Backed Securities line items in the Investment Securities footnote. Municipal securities and all other securities that do not have a zero expected credit loss will be evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value.

Management no longer evaluates securities for other-than-temporary impairment, otherwise referred to herein as OTTI, as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities, changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses in the Statement of Operations.

ACL - Loans

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. We established the incremental increase in the ACL at the adoption through equity and subsequent adjustments through a provision for credit losses charged to earnings. We record loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. The Company’s ACL is calculated using collectively evaluated and individually evaluated loans.

The Company collectively evaluates loans that share similar risk characteristics. In general, Management has segmented loans by loan purpose. The Company collectively evaluates loans within the following 10 consumer and commercial segments: Consumer 1-4 Family Mortgage, Home Equity Line of Credit (“HELOC”), Consumer Non-Mobile Homes, Mobile Homes, Ready Reserve, Overdrafts, Land and Builder Finance Group Construction, Commercial Real Estate Owner-Occupied and Commercial Non-Real Estate, Commercial Income-Producing, and Business Express (“BEX”) and Microbusiness. The Consumer 1-4 Family Mortgage segment is further segmented by vintage year of origination or renewal. Although BEX and Microbusiness loans would typically be segmented within other commercial segments, Management has determined that BEX and Microbusiness loans share unique commercial risk characteristics such that there is a streamlined underwriting process more similar in nature to a consumer underwriting process. Commercial loans that have a total credit exposure greater than $100,000 but less than $1.5 million are eligible for the expedited BEX process; Commercial loans of $100,000 or less, which are typically for equipment, fleet or other small business needs, are eligible for the expedited Microbusiness process.

For collectively evaluated loans, the Company in general uses four modeling approaches to estimate expected credit losses. The Company applies a vintage modeling methodology for the Consumer 1-4 Family Mortgage segment. The Company applies a statistical linear regression modeling methodology for the HELOC, Consumer Non-Mobile Homes, Land and Builder Finance Group Construction, Commercial Real Estate Owner-Occupied and Commercial Non-Real Estate, Commercial Income-Producing, and Ready Reserve segments. The Company applies a loss rate modeling methodology that includes one macroeconomic driver for the Mobile Homes and BEX and Microbusiness segments. Further, the Company applies an average loss rate modeling methodology for the Overdrafts segment. A prepayment assumption is inherently embedded in the vintage modeling methodology. For all other modeling approaches, the Company projects the contractual run-off of its portfolio at the segment level and incorporates a prepayment assumption in order to estimate exposure at default.

Management has determined that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized its own internal data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For the majority of segment models for collectively evaluated loans, the Company incorporated at least one macroeconomic driver either using a statistical regression modeling methodology or simple loss rate modeling methodology.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates a 50% probability of the United States economy performing better than this projection and the same as the probability that it will perform worse. The baseline forecast was used for the two-year reasonable and supportable forecast period. Management determined that the forecast period was consistent with how the Company has historically forecasted for its profitability planning. Management has evaluated the appropriateness of the reasonable and supportable forecast for the current period along with the inputs used in the estimation of expected credit losses. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information within four quarters using a straight-line approach. Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique. Management has evaluated the appropriateness of a reversion period for the current period and noted that it was reasonable. Management has excluded the purchased failed financial institution’s transaction loss history in its reversion to the historical average loss rate.

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Concentration Risk, 2) Trends in Industry Conditions, 3) Trends in Portfolio Nature, Quality, and Composition, 4) Model Limitations, and 5) Other Qualitative Adjustments. For Concentration Risk, the Company incorporates qualitative adjustments to the formulaic model results for large loan concentrations, industry concentrations, geographic concentrations, and new market territories with limited or no loss history available. For Trends in Industry Conditions, the Company incorporates qualitative adjustments to the formulaic model result for drivers selected by our Credit Administration department that were not incorporated in the final statistical model or loss rate model. For Trends in Portfolio Nature, Quality, and

Composition, the Company incorporates qualitative adjustments to the formulaic model results for underwriting exception trends, classified asset trends, delinquency trends, lending policies and procedures, and appraisal policies. For Model Limitations, the Company incorporates qualitative adjustments to the formulaic model results for predictive power, data limitations, and forecast risk. For Other Qualitative Adjustments, the Company incorporates qualitative adjustments to the formulaic model results for staff turnover rate/experience, staff coverage rate, changes in the training, legal or regulatory changes, natural disasters/weather events, political climate, and other “one-off” items.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company maintains a net book balance threshold of $250,000 for individually-evaluated loans unless further analysis in the future suggests a change is needed to this threshold based on the credit environment at that time. Generally, individually-evaluated loans other than Troubled Debt Restructurings, otherwise referred to herein as “TDRs,” are on nonaccrual status. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold or foreclosure is probable. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of the loans. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e. the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology to calculate the effect of the concession provided to the borrower in TDR within the ACL.

Purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e. ACI or Purchased Credit Impaired) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2020, the accrued interest receivable for loans recorded in Other Assets was $30.2 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of March 31, 2020, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $8.6 million. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Operations.

Leases (Topic 842) and Method of Adoption

On January 1, 2019, we adopted the requirements of ASU 2016-02, Leases (Topic 842). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2019-01, Codification Improvements to Topic 842 Leases. The purpose of the update was to increase transparency and comparability between organizations that enter into lease agreements. The key difference between the previous guidance and the update is the recognition of a right-of-use asset, otherwise referred to herein as a ROU, and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. Accounting Standards Codification (“ASC”) Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In applying this standard, we reviewed our material contracts to determine if they included a lease by this new definition and did not identify any new leases. Our lease agreements in which ASC Topic 842 has been applied are primarily for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. These leases have lease terms from greater than 12 months to leases with options of more than 24 years. Related to lease payment terms, some are fixed payments or based on a fixed annual increases while others are variable and the annual increases are based on market rates. We performed an analysis on equipment leases for the implementation of ASC Topic 842 and determined the number and dollar amount of our equipment leases was not material.

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

The adoption of the new standard had a material impact on our consolidated balance sheet, with the recording of ROU asset and lease liability of $82.2 million at the commencement date of January 1, 2019. We did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. As of March 31, 2020 and 2019, we had ROU assets of $86.4 million and $82.8 million, respectively, recorded within premises and equipment on the balance sheet and a lease liability of $88.2 million and $83.0 million, respectively, recorded within other liabilities on the balance sheet. The adoption of ASC Topic 842 did not have a material impact on our consolidated income statement.

Revenue from Contracts with Customers (Topic 606) and Method of Adoption

On January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). The majority of our revenue is derived primarily from interest income from receivables (loans) and securities. Other revenues are derived from fees received in connection with deposit accounts, mortgage banking activities including gains from the sale of loans and loan origination fees, and trust and investment advisory services. The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We adopted Topic 606 using the retrospective transition approach which requires restatement of prior periods. We selected this method even though there were no material changes in the timing of revenue recognition due to the fact that Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. We did restate prior periods through March 31, 2018 for this reclassification. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard. When applying the retrospective approach under Topic 606, we elected, as a practical expedient, to apply the revenue standard only to contracts that were not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to Topic 606 involve income derived from contracts with customers. Within the scope of Topic 606, we maintain contracts to provide services, primarily for investment advisory and/or custody of assets. Through our wholly-owned subsidiaries, the Bank and South State Advisory, Inc., we contract with our customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $7.4 million and $7.3 million, respectively, for the three months ended March 31, 2020 and 2019. The Bank contracts with our customers to perform deposit account services. Total revenue recognized from these contracts with customers is $18.4 million and $18.1 million, respectively, for the three months ended March 31, 2020 and 2019. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - Our portfolio of services provided to our customers which generates revenue for which the revenue recognition standard applies consists of approximately 735,000 active contracts at March 31, 2020. We have disaggregated revenue according to timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $24.9 million and $24.1 million, respectively, for the three months ended March 31, 2020 and 2019. Total revenue derived from contracts in which services are transferred over time was $4.6 million and $5.0 million, respectively, for the three months ended March 31, 2020 and 2019. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted in 2020

In February 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section of Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This update adds the content of SEC Staff Accounting Bulletin (“SAB”) No. 119 to the FASB Codification. SAB No.119 provides interpretive guidance on methodologies and supporting documentation for measuring credit losses, with a focus on the documentation the staff would normally expect registrants engaged in lending transactions to prepare and maintain to support estimates of current expected credit losses for loan transactions. The ASU also updates the SEC section of the FASB Codification for the delay in the effective date of Topic 842 for public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include its financial information in another entity’s filing with the SEC. The clarification related to SAB No. 119 was adopted in the first quarter of 2020 when ASU 2016-13 was adopted. See ASU 2016-13 below for overall effect of Topic 326 Financial Instruments-Credit Losses on our consolidated financial statements. The change in the effective date for ASU 2016-02 – Leases did not affect the Company in that we adopted the standard in 2019.

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815. This update, related to ASU 2016-01, clarifies certain aspects brought to the Account Standards Board attention by stakeholders related to these ASUs, but does not change the core principles of these standards. The areas of improvement clarified in this update are related to 1) Expected recoveries for purchased financial assets with credit deterioration, 2) Transition relief for troubled debt restructurings, 3) Disclosures related to accrued interest receivables, 4) Financial assets secured by collateral maintenance provisions and 5) Conforming amendment to Subtopic 805-20. This clarification was adopted in the first quarter of 2020 when the overall standard was adopted. See ASU 2016-13 below for overall effect of Topic 326 Financial Instruments-Credit Losses on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief (Topic 326 – Financial Instruments-Credit Losses). This update provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10 applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10. This update was adopted in the first quarter of 2020 when the overall standard was adopted. See ASU 2016-13 below for overall effect of Topic 326 Financial Instruments-Credit Losses on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update related to ASU 2016-01, ASU 2017-12 and ASU 2016-13 clarifies certain aspects brought to the Account Standards Board attention by stakeholders related to these ASUs, but does not change the core principles of these standards. The clarifications related to ASU 2016-01 and 2017-12 were adopted in the second quarter of 2019 and did not have a material impact on our consolidated financial statements. The clarifications related to ASU 2016-13 were adopted in the first quarter of 2020 when the overall standard was adopted. See ASU 2016-13 below for overall effect of Topic 326 Financial Instruments-Credit Losses on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820 related to Fair Value Measurement on the basis of the concepts in the FASB Concepts Statement Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements. ASU 2018-13 was effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The ASU requires application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirement additions. The ASU also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by the ASU must be applied retrospectively to all periods presented. This update did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance was effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Based on effects of the COVID-19 pandemic on the economy and on our stock price, we evaluated our goodwill based on ASU 2017-04. We determined there was no impairment of goodwill or other intangibles as of March 31, 2020.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an ACL that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration. See Note 2 –

Summary of Significant Account Policies – Allowance for Credit Losses for further discussion. We adopted the new standard as of January 1, 2020. This standard did not have a material impact on our investment securities portfolio at implementation. Related to the implementation of ASU 2016-13, we recorded additional ACL for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. See table the below for impact of ASU 2016-13 on the Company’s consolidated balance sheet.

		January 1, 2020
	As Reported Under	Pre-ASC 326	Impact of ASC 326
Dollars in thousands	ASC 326	Adoption	Adoption

Assets:
Allowance for Credit Losses on Debt Securities
Investment Securities - Available for Sale	1,956,047	1,956,047	—	A
Investment Securities - Held to Maturity	—	—	—	A
Loans
Non - Acquired Loans	9,252,831	9,252,831	—
Acquired Loans	2,118,940	2,117,209	1,723	B
Allowance for Credit Losses on Loans	(111,365)	(56,927)	(54,438)	C
Deferred Tax Asset	43,955	31,316	12,639	D
Accrued Interest Receivable - Loans	30,009	28,332	1,677	B

Liabilities:
Reserve for Loan Losses - Unfunded Commitments	6,756	335	6,421	E

Equity:
Retained Earnings	635,075	679,895	(44,820)	F

A - The Company did not have any held-to maturity securities as of January 1, 2020. Per our analysis we determined that no ACL was necessary for investment securities – available for sale.

B – Accrued interest receivable from acquired credit impaired loans of $1,677 was reclassed to other assets and was offset by the reclass of the grossed up credit discount on acquired credit impaired loans of $3,408 that was moved to the ACL for the purchased credit deteriorated loans.

C – This is the calculated adjustment to the ACL related to the adoption of ASC 326. Additional reserve related to non-acquired loans was $34,049, to acquired loans was $16,981 and to purchased credit deteriorated loans was $3,408.

D – This is the effect of deferred tax assets related to the adjustment to the ACL from the adoption of ASC 326 using a 22% tax rate.

E – This is the adjustment to the reserve for unfunded commitments related to the adoption of ASC 326.

F – This is the net adjustment to retained earnings related to the adoption of ASC 326.

Issued But Not Yet Adopted Accounting Standards

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in this update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications and hedging relationships. The Company is currently evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates that are being discontinued.

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

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20. ASU 2018-14 amends ASC 715-20 to add, remove, and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and requires entities to apply the amendment on a retrospective basis. Early adoption is permitted. At this point in time, we do not expect that this guidance will have a material impact on our consolidated financial statements.

Note 4 — Investment Securities

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2020:
Government-sponsored entities debt*	$4,882	$39	$—	$4,921
State and municipal obligations	215,388	6,631	(415)	221,604
Mortgage-backed securities**	1,695,191	51,971	(2,492)	1,744,670
	$1,915,461	$58,641	$(2,907)	$1,971,195
December 31, 2019:
Government-sponsored entities debt*	$25,356	$585	$—	$25,941
State and municipal obligations	204,150	5,029	(764)	208,415
Mortgage-backed securities**	1,711,257	14,209	(3,775)	1,721,691
	$1,940,763	$19,823	$(4,539)	$1,956,047
March 31, 2019:
Government-sponsored entities debt*	$65,567	$441	$(304)	$65,704
State and municipal obligations	190,302	3,170	(54)	193,418
Mortgage-backed securities**	1,216,669	1,991	(11,533)	1,207,127
	$1,472,538	$5,602	$(11,891)	$1,466,249

* -  Our government-sponsored entities holdings are comprised of debt securities offered by FHLMC, FNMA, FHLB, GNMA and FFCB.

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings. Also, included in our mortgage-backed securities are debt securities offered by the SBA, which have the full faith and credit backing of the United States Government.

There were no realized gains or losses on the sale of securities for the three months ended March 31, 2020 compared to a net realized gain of $541,000 for the three months ended March 31, 2019. The net realized gain of $541,000 for the three months ended March 31, 2019 includes net realized gains totaling $3.5 million from the sale of VISA Class B shares. If the gains from the VISA Class B share are excluded, the Company would have had a net realized loss of $3.0 million on the sale of available for sale securities for the three months ended March 31, 2019.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
March 31, 2020:
Federal Home Loan Bank stock	$56,914
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$62,994
December 31, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124
March 31, 2019:
Federal Home Loan Bank stock	$34,544
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$40,624

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2020, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt and equity securities at March 31, 2020 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities
	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$12,015	$12,051
Due after one year through five years	36,369	37,250
Due after five years through ten years	415,577	427,830
Due after ten years	1,451,500	1,494,064
	$1,915,461	$1,971,195

Information pertaining to our securities with gross unrealized losses at March 31, 2020, December 31, 2019 and March 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2020:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	415	15,646	—	—
Mortgage-backed securities	1,888	231,144	604	52,993
	$2,303	$246,790	$604	$52,993
December 31, 2019:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	764	42,070	—	—
Mortgage-backed securities	2,422	461,658	1,353	141,982
	$3,186	$503,728	$1,353	$141,982
March 31, 2019:
Securities Available for Sale
Government-sponsored entities debt	$49	$11,687	$255	$30,490
State and municipal obligations	—	—	54	10,310
Mortgage-backed securities	726	110,389	10,807	826,714
	$775	$122,076	$11,116	$867,514

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of March 31, 2020 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 2 – Summary of Significant Account Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Note 5 — Loans

The following is a summary of total loans:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2020	2019	2019
Loans:
Commercial non-owner occupied real estate:
Construction and land development	$1,105,308	$1,017,261	$946,503
Commercial non-owner occupied	2,371,371	2,323,967	2,329,449
Total commercial non-owner occupied real estate	3,476,679	3,341,228	3,275,952
Consumer real estate:
Consumer owner occupied	2,665,405	2,706,960	2,731,499
Home equity loans	758,482	758,020	791,658
Total consumer real estate	3,423,887	3,464,980	3,523,157
Commercial owner occupied real estate	2,177,738	2,158,701	2,086,662
Commercial and industrial	1,418,421	1,386,327	1,251,719
Other income producing property	327,696	346,554	380,177
Consumer	674,791	663,422	610,231
Other loans	7,678	13,892	18,224
Total loans	11,506,890	11,375,104	11,146,122
Less allowance for credit losses	(144,785)	(61,991)	(56,522)
Loans, net	$11,362,105	$11,313,113	$11,089,600

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the current period March 31, 2020, to include net deferred cost of $817,693 and unamortized discount total related to loans acquired of $52.2 million. Accrued interest receivable (AIR) of $30.2 million is accounted for separately and reported in other assets. The allowance for credit losses in the comparative periods includes the day 2 valuation allowance on the acquired credit impaired loans, which was $5.1 million at December 31, 2019 and $4.5 million at March 31, 2019.

The comparative periods in the above table reflect the loan portfolio prior to the adoption of ASU 2016-13. Prior periods were reported as shown in the below tables, with the acquired loans being net of earned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.

The following is a summary of non-acquired loans for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	March 31,
(Dollars in thousands)	2019	2019
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$968,360	$810,551
Commercial non-owner occupied	1,811,138	1,615,416
Total commercial non-owner occupied real estate	2,779,498	2,425,967
Consumer real estate:
Consumer owner occupied	2,118,839	2,005,314
Home equity loans	518,628	508,326
Total consumer real estate	2,637,467	2,513,640
Commercial owner occupied real estate	1,784,017	1,601,360
Commercial and industrial	1,280,859	1,072,070
Other income producing property	218,617	214,235
Consumer	538,481	465,117
Other loans	13,892	18,224
Total non-acquired loans	9,252,831	8,310,613
Less allowance for loan losses	(56,927)	(52,008)
Non-acquired loans, net	$9,195,904	$8,258,605

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	March 31,
(Dollars in thousands)	2019	2019
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$33,569	$113,572
Commercial non-owner occupied	447,441	629,394
Total commercial non-owner occupied real estate	481,010	742,966
Consumer real estate:
Consumer owner occupied	496,431	610,376
Home equity loans	188,732	225,278
Total consumer real estate	685,163	835,654
Commercial owner occupied real estate	307,193	400,658
Commercial and industrial	101,880	173,840
Other income producing property	95,697	120,696
Consumer	89,484	104,923
Acquired non-credit impaired loans	$1,760,427	$2,378,737

The unamortized discount related to the acquired non-credit impaired loans totaled $20.3 million and $30.2 million at December 31, 2019, and March 31, 2019, respectively.

In accordance with FASB ASC Topic 310-30, we aggregated acquired loans that have common risk characteristics into pools of loan categories as described in the table below. The following is a summary of acquired credit impaired loans accounted for under FASB ASC Topic 310-30 (identified as credit impaired at the time of acquisition), net of related discount, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	March 31,
(Dollars in thousands)	2019	2019
Acquired credit impaired loans:
Commercial real estate	$130,938	$173,707
Commercial real estate—construction and development	25,032	32,257
Residential real estate	163,359	199,701
Consumer	35,488	40,182
Commercial and industrial	7,029	10,925
Acquired credit impaired loans	361,846	456,772
Less allowance for loan losses	(5,064)	(4,514)
Acquired credit impaired loans, net	$356,782	$452,258

As part of the ongoing monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the level of classified loans, (ii) net charge-offs, (iii) non-performing loans (see details below), and (iv) the general economic conditions of the markets that we serve.

We utilize a risk grading matrix to assign a risk grade to each commercial loan. Classified loans are assessed at a minimum every six months. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average, however, still acceptable credit risk.
●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$ 78,673	$ 307,578	$ 232,414	$ 47,764	$ 18,265	$ 19,662	$ 39,789	$ 744,145
Special mention	1,967	954	1,439	535	160	693	-	5,748
Substandard	885	943	558	1,195	51	430	-	4,062
Doubtful	-	-	-	-	-	9	-	9
Total Construction and land development	$ 81,525	$ 309,475	$ 234,411	$ 49,494	$ 18,476	$ 20,794	$ 39,789	$ 753,964
Construction and land development
Current-period gross charge-offs	$ (37)	$ -	$ -	$ -	$ -	$ -	$ -	(37)
Current-period recoveries	-	-	-	6	-	206	-	212
Current-period net (charge-offs) / recoveries	$ (37)	$ -	$ -	$ 6	$ -	$ 206	$ -	$ 175

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Commercial non-owner occupied
Risk rating:
Pass	$ 94,375	$ 637,401	$ 419,596	$ 385,069	$ 339,042	$ 381,430	$ 70,151	$ 2,327,064
Special mention	5,145	8,905	7,094	1,278	488	15,162	-	38,072
Substandard	114	524	750	2,039	505	2,299	-	6,231
Doubtful	-	-	-	-	-	4	-	4
Total Commercial non-owner occupied	$ 99,634	$ 646,830	$ 427,440	$ 388,386	$ 340,035	$ 398,895	$ 70,151	$ 2,371,371
Commercial non-owner occupied
Current-period gross charge-offs	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Current-period recoveries	-	-	-	-	-	79	-	79
Current-period net (charge-offs) / recoveries	$ -	$ -	$ -	$ -	$ -	$ 79	$ -	$ 79

Commercial Owner Occupied
Risk rating:
Pass	$ 149,781	$ 544,487	$ 389,294	$ 326,347	$ 278,186	$ 402,083	$ 38,039	$ 2,128,217
Special mention	2,344	3,855	4,718	6,848	6,592	4,557	154	$ 29,068
Substandard	260	6,536	2,644	5,401	606	4,651	350	$ 20,448
Doubtful	-	-	-	-	-	5	-	$ 5
Total commercial owner occupied	$ 152,385	$ 554,878	$ 396,656	$ 338,596	$ 285,384	$ 411,296	$ 38,543	$ 2,177,738
Commercial owner occupied
Current-period gross charge-offs	$ -	$ -	$ -	$ -	$ -	$ (315)	$ -	$ (315)
Current-period recoveries	-	24	5	-	-	59	-	88
Current-period net (charge-offs) / recoveries	$ -	$ 24	$ 5	$ -	$ -	$ (256)	$ -	$ (227)

Commercial and industrial
Risk rating:
Pass	$ 117,663	$ 396,201	$ 231,025	$ 118,471	$ 122,025	$ 74,688	$ 327,219	$ 1,387,292
Special mention	609	7,993	3,067	4,193	179	914	5,850	22,805
Substandard	441	675	2,039	1,519	230	598	2,810	8,312
Doubtful	-	-	1	3	3	4	1	12
Total commercial and industrial	$ 118,713	$ 404,869	$ 236,132	$ 124,186	$ 122,437	$ 76,204	$ 335,880	$ 1,418,421
Commercial and industrial
Current-period gross charge-offs	$ -	$ (3)	$ (14)	$ -	$ -	$ (9)	$ (73)	$ (99)
Current-period recoveries	-	26	-	4	75	89	4	198
Current-period net (charge-offs) / recoveries	$ -	$ 23	$ (14)	$ 4	$ 75	$ 80	$ (69)	$ 99

Other income producing property
Risk rating:
Pass	$ 17,679	$ 61,806	$ 51,950	$ 37,084	$ 23,250	$ 54,295	$ 7,829	$ 253,893
Special mention	1,675	2,300	2,163	735	661	5,848	37	13,419
Substandard	891	985	773	1,572	170	2,770	49	7,210
Doubtful	-	-	-	-	-	7	-	7
Total other income producing property	$ 20,245	$ 65,091	$ 54,886	$ 39,391	$ 24,081	$ 62,920	$ 7,915	$ 274,529
Other income producing property
Current-period gross charge-offs	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Current-period recoveries	-	-	-	-	-	139	-	139
Current-period net (charge-offs) / recoveries	$ -	$ -	$ -	$ -	$ -	$ 139	$ -	$ 139

Consumer owner occupied
Risk rating:
Pass	$ 1,566	$ 6,140	$ 673	$ 476	$ 1,668	$ 5,468	$ 16,657	$ 32,648
Special mention	23	4,091	254	63	-	196	366	$ 4,993
Substandard	-	394	164	91	65	409	-	$ 1,123
Doubtful	-	-	-	1	-	-	-	$ 1
Total Consumer owner occupied	$ 1,589	$ 10,625	$ 1,091	$ 631	$ 1,733	$ 6,073	$ 17,023	$ 38,765
Consumer owner occupied
Current-period gross charge-offs	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Current-period recoveries	-	-	-	23	1	5	1	30
Current-period net (charge-offs) / recoveries	$ -	$ -	$ -	$ 23	$ 1	$ 5	$ 1	$ 30

Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Other loans
Risk rating:
Pass	$ 7,678	$ -	$ -	$ -	$ -	$ -	$ -	$ 7,678
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other loans	$ 7,678	$ -	$ -	$ -	$ -	$ -	$ -	$ 7,678
Other loans
Current-period gross charge-offs	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Current-period recoveries	-	-	-	-	-	-	-	-
Current-period net (charge-offs) / recoveries	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Commercial Loans
Risk rating:
Pass	$ 467,415	$ 1,953,613	$ 1,324,952	$ 915,211	$ 782,436	$ 937,626	$ 499,684	$ 6,880,937
Special mention	11,763	28,098	18,735	13,652	8,080	27,370	6,407	114,105
Substandard	2,591	10,057	6,928	11,817	1,627	11,157	3,209	47,386
Doubtful	-	-	1	4	3	29	1	38
Total Commercial Loans	$ 481,769	$ 1,991,768	$ 1,350,616	$ 940,684	$ 792,146	$ 976,182	$ 509,301	$ 7,042,466
Total Commercial Loans
Current-period gross charge-offs	$ (37)	$ (3)	$ (14)	$ -	$ -	$ (324)	$ (73)	$ (451)
Current-period recoveries	-	50	5	33	76	577	5	746
Current-period net (charge-offs) / recoveries	$ (37)	$ 47	$ (9)	$ 33	$ 76	$ 253	$ (68)	$ 295

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. The following table presents the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$ 101,254	$ 373,790	$ 498,020	$ 492,026	$ 361,132	$ 789,977	$ -	$ 2,616,199
30 days past due	-	27	169	476	-	5,117	-	5,789
60 days past due	-	-	-	-	-	468	-	468
90 days past due	72	78	88	668	411	2,867	-	4,184
Total Consumer owner occupied	$ 101,326	$ 373,895	$ 498,277	$ 493,170	$ 361,543	$ 798,429	$ -	$ 2,626,640
Consumer owner occupied
Current-period gross charge-offs	$ -	$ -	$ -	$ -	$ -	$ (304)	$ -	$ (304)
Current-period recoveries	-	-	-	-	-	223	-	223
Current-period net (charge-offs) / recoveries	$ -	$ -	$ -	$ -	$ -	$ (81)	$ -	$ (81)

Home equity loans
Days past due:
Current	$ 1,976	$ 8,007	$ 11,699	$ 3,536	$ 429	$ 37,322	$ 687,900	$ 750,869
30 days past due	57	90	31	183	-	1,078	920	2,359
60 days past due	-	68	-	-	-	2,107	613	2,788
90 days past due	-	25	-	34	315	1,385	707	2,466
Total Home equity loans	$ 2,033	$ 8,190	$ 11,730	$ 3,753	$ 744	$ 41,892	$ 690,140	$ 758,482
Home equity loans
Current-period gross charge-offs	$ -	$ (22)	$ (260)	$ -	$ -	$ (67)	$ (265)	$ (614)
Current-period recoveries	-	-	-	1	1	375	1	378
Current-period net (charge-offs) / recoveries	$ -	$ (22)	$ (260)	$ 1	$ 1	$ 308	$ (264)	$ (236)

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer
Days past due:
Current	$ 56,854	$ 209,713	$ 117,022	$ 63,494	$ 41,965	$ 169,875	$ 10,928	$ 669,851
30 days past due	14	222	185	107	95	1,263	165	2,051
60 days past due	-	26	51	37	12	914	26	1,066
90 days past due	-	126	236	232	103	1,126	-	1,823
Total consumer	$ 56,868	$ 210,087	$ 117,494	$ 63,870	$ 42,175	$ 173,178	$ 11,119	$ 674,791
Consumer
Current-period gross charge-offs	$ -	$ (80)	$ (96)	$ (57)	$ (30)	$ (347)	$ (1,176)	$ (1,786)
Current-period recoveries	-	-	1	2	3	84	379	469
Current-period net (charge-offs) / recoveries	$ -	$ (80)	$ (95)	$ (55)	$ (27)	$ (263)	$ (797)	$ (1,317)

Construction and land development
Days past due:
Current	$ 25,564	$ 212,413	$ 68,321	$ 16,477	$ 5,830	$ 22,346	$ -	$ 350,951
30 days past due	-	-	29	-	-	237	-	266
60 days past due	-	-	-	-	-		-	-
90 days past due	-	-	-	-	-	127	-	127
Total Construction and land development	$ 25,564	$ 212,413	$ 68,350	$ 16,477	$ 5,830	$ 22,710	$ -	$ 351,344
Construction and land development
Current-period gross charge-offs	$ -	$ -	$ -	$ -	$ -	$ (68)	$ -	$ (68)
Current-period recoveries	-	-	-	-	-	70	-	70
Current-period net (charge-offs) / recoveries	$ -	$ -	$ -	$ -	$ -	$ 2	$ -	$ 2

Other income producing property
Days past due:
Current	$ 346	$ 2,488	$ 2,703	$ 4,537	$ 4,032	$ 38,955	-	$ 53,061
30 days past due	-	-	-	-	-	105	-	105
60 days past due	-	-	-	-	-	-	-	-
90 days past due	-	-	-	-	-	1	-	1
Total other income producing property	$ 346	$ 2,488	$ 2,703	$ 4,537	$ 4,032	$ 39,061	$ -	$ 53,167
Other income producing property
Current-period gross charge-offs	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Current-period recoveries	-	-	-	-	-	23	-	23
Current-period net (charge-offs) / recoveries	$ -	$ -	$ -	$ -	$ -	$ 23	$ -	$ 23

Total Consumer Loans
Days past due:
Current	$ 185,994	$ 806,411	$ 697,765	$ 580,070	$ 413,388	$ 1,058,475	$ 698,828	$ 4,440,931
30 days past due	71	339	414	766	95	7,800	1,085	10,570
60 days past due	-	94	51	37	12	3,489	639	4,322
90 days past due	72	229	324	934	829	5,506	707	8,601
Total Consumer Loans	$ 186,137	$ 807,073	$ 698,554	$ 581,807	$ 414,324	$ 1,075,270	$ 701,259	$ 4,464,424
Total Consumer Loans
Current-period gross charge-offs	$ -	$ (102)	$ (356)	$ (57)	$ (30)	$ (786)	$ (1,441)	$ (2,772)
Current-period recoveries	-	-	1	3	4	775	380	1,163
Current-period net (charge-offs) / recoveries	$ -	$ (102)	$ (355)	$ (54)	$ (26)	$ (11)	$ (1,061)	$ (1,609)

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Total Loans	$ 667,906	$ 2,798,841	$ 2,049,170	$ 1,522,491	$ 1,206,470	$ 2,051,452	$ 1,210,560	$ 11,506,890
Total Loans
Current-period gross charge-offs	$ (37)	$ (105)	$ (370)	$ (57)	$ (30)	$ (1,110)	$ (1,514)	$ (3,223)
Current-period recoveries	$ -	$ 50	$ 6	$ 36	$ 80	$ 1,352	$ 385	1,909
Current-period net (charge-offs) / recoveries	$ (37)	$ (55)	$ (364)	$ (21)	$ 50	$ 242	$ (1,129)	$ (1,314)

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$959,206	$801,949	$1,787,306	$1,607,034	$1,754,801	$1,564,083
Special mention	7,095	5,303	22,410	7,372	19,742	24,241
Substandard	2,059	3,299	1,422	1,010	9,474	13,036
Doubtful	—	—	—	—	—	—
	$968,360	$810,551	$1,811,138	$1,615,416	$1,784,017	$1,601,360

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2019	2019	2019	2019	2019
Pass	$1,256,465	$1,054,732	$213,291	$208,345	$5,971,069	$5,236,143
Special mention	16,055	7,056	3,966	4,250	69,268	48,222
Substandard	8,339	10,282	1,360	1,640	22,654	29,267
Doubtful	—	—	—	—	—	—
	$1,280,859	$1,072,070	$218,617	$214,235	$6,062,991	$5,313,632

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$2,094,080	$1,978,122	$508,054	$495,127	$536,002	$463,271
Special mention	9,585	10,769	4,490	6,915	487	467
Substandard	15,174	16,423	6,084	6,284	1,992	1,379
Doubtful	—	—	—	—	—	—
	$2,118,839	$2,005,314	$518,628	$508,326	$538,481	$465,117

	Other		Consumer Total
	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019
Pass	$13,892	$18,224	$3,152,028	$2,954,744
Special mention	—	—	14,562	18,151
Substandard	—	—	23,250	24,086
Doubtful	—	—	—	—
	$13,892	$18,224	$3,189,840	$2,996,981

The following table presents the credit risk profile by risk grade of total non-acquired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Total Non-acquired Loans
	December 31,	March 31,
(Dollars in thousands)	2019	2019
Pass	$9,123,097	$8,190,887
Special mention	83,830	66,373
Substandard	45,904	53,353
Doubtful	—	—
	$9,252,831	$8,310,613

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

			Commercial Non-owner
	Construction & Development		Occupied		Commercial Owner Occupied
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$31,690	$111,414	$432,710	$615,277	$300,678	$380,536
Special mention	966	845	14,162	13,682	3,092	15,440
Substandard	913	1,313	569	435	3,423	4,682
Doubtful	—	—	—	—	—	—
	$33,569	$113,572	$447,441	$629,394	$307,193	$400,658

			Other Income Producing
	Commercial & Industrial		Property		Commercial Total
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2019	2019	2019	2019	2019
Pass	$97,092	$163,298	$87,892	$113,047	$950,062	$1,383,572
Special mention	2,948	7,897	5,837	6,333	27,005	44,197
Substandard	1,840	2,645	1,968	1,316	8,713	10,391
Doubtful	—	—	—	—	—	—
	$101,880	$173,840	$95,697	$120,696	$985,780	$1,438,160

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$486,433	$597,220	$174,912	$210,066	$86,535	$101,907
Special mention	6,434	7,325	5,679	7,623	654	666
Substandard	3,564	5,831	8,141	7,589	2,295	2,350
Doubtful	—	—	—	—	—	—
	$496,431	$610,376	$188,732	$225,278	$89,484	$104,923

	Consumer Total
	December 31,	March 31,
	2019	2019
Pass	$747,880	$909,193
Special mention	12,767	15,614
Substandard	14,000	15,770
Doubtful	—	—
	$774,647	$940,577

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Total Acquired
	Non-credit Impaired Loans
	December 31,	March 31,
(Dollars in thousands)	2019	2019
Pass	$1,697,942	$2,292,765
Special mention	39,772	59,811
Substandard	22,713	26,161
Doubtful	—	—
	$1,760,427	$2,378,737

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

			Commercial Real Estate—
			Construction and
	Commercial Real Estate		Development
	December 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2019	2019	2019
Pass	$108,762	$140,785	$17,756	$20,950
Special mention	6,465	13,025	2,904	3,500
Substandard	15,711	19,897	4,372	7,807
Doubtful	—	—	—	—
	$130,938	$173,707	$25,032	$32,257

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2019	2019	2019	2019	2019
Pass	$82,203	$100,803	$4,483	$5,134	$5,160	$6,802
Special mention	35,968	40,036	12,658	13,935	286	530
Substandard	45,188	58,862	18,347	21,113	1,583	3,593
Doubtful	—	—	—	—	—	—
	$163,359	$199,701	$35,488	$40,182	$7,029	$10,925

	Total Acquired
	Credit Impaired Loans
	December 31,	March 31,
	2019	2019
Pass	$218,364	$274,474
Special mention	58,281	71,026
Substandard	85,201	111,272
Doubtful	—	—
	$361,846	$456,772

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total	Amortized Cost
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	> 90 Days Accruing
March 31, 2020
Commercial real estate:
Construction and land development	$1,700	$67	$364	$2,131	$1,103,177	$1,105,308	$—
Commercial non-owner occupied	1,445	407	1,818	3,670	2,367,701	2,371,371	—
Commercial owner occupied	5,606	156	5,168	10,930	2,166,808	2,177,738	119
Consumer real estate:
Consumer owner occupied	6,047	467	4,408	10,922	2,654,483	2,665,405	—
Home equity loans	2,359	2,788	2,466	7,613	750,869	758,482	—
Commercial and industrial	2,128	2,220	1,054	5,402	1,413,019	1,418,421	167
Other income producing property	1,338	143	1,707	3,188	324,508	327,696	74
Consumer	2,570	1,069	1,825	5,464	669,327	674,791	2
Other loans	—	—	—	—	7,678	7,678	—
	$23,193	$7,317	$18,810	$49,320	$11,457,570	$11,506,890	$362

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13:

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

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired non-credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

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

The following table presents an aging analysis of past due loans (includes nonaccrual loans), segregated by class for acquired credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2019
Commercial real estate	$2,283	$—	$2,659	$4,942	$125,996	$130,938
Commercial real estate—construction and development	—	—	393	393	24,639	25,032
Residential real estate	2,838	976	5,571	9,385	153,974	163,359
Consumer	820	283	534	1,637	33,851	35,488
Commercial and industrial	118	910	75	1,103	5,926	7,029
	$6,059	$2,169	$9,232	$17,460	$344,386	$361,846
March 31, 2019
Commercial real estate	$788	$238	$3,959	$4,985	$168,722	$173,707
Commercial real estate—construction and development	—	—	2,481	2,481	29,776	32,257
Residential real estate	2,529	1,034	6,385	9,948	189,753	199,701
Consumer	373	190	591	1,154	39,028	40,182
Commercial and industrial	—	—	2,514	2,514	8,411	10,925
	$3,690	$1,462	$15,930	$21,082	$435,690	$456,772

The following is a summary of information pertaining to nonaccrual loans by class, including restructured loans:

	December 31,	March 31,	Greater than	Non-accrual
(Dollars in thousands)	2019	2020	90 Days Accruing	with no allowance
Commercial non-owner occupied real estate:
Construction and land development	$1,193	$1,294	$—	$—
Commercial non-owner occupied	1,154	2,863	—	2,010
Total commercial non-owner occupied real estate	2,347	4,157	—	2,010
Consumer real estate:
Consumer owner occupied	9,718	19,614	—	3,972
Home equity loans	4,640	8,891	—	3,002
Total consumer real estate	14,358	28,505	—	6,974
Commercial owner occupied real estate	4,385	9,498	119	5,490
Commercial and industrial	6,913	4,834	167	1,304
Other income producing property	1,947	4,343	74	2,554
Consumer	3,191	5,004	2	345
Total loans on nonaccrual status	$33,141	$56,341	$362	$18,677

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 2 – Summary of Significant Accounting Policies for further detailed on individually evaluated loans. The increase in the nonaccrual balance in the above schedule, compared to December 31, 2019, is primarily due to the addition of $21.0 million, formerly accounted for as credit impaired loans, prior to the adoption of ASU 2016-13. These loans were previously excluded from nonaccrual loans. The adoption of CECL resulted in the discontinuation of the pool-level accounting for acquired credit impaired loans and replaced it with loan-level evaluation for nonaccrual status.

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans, for comparative periods, prior to the adoption of ASU 2016-13:

sc
	December 31,	March 31,
(Dollars in thousands)	2019	2019
Commercial non-owner occupied real estate:
Construction and land development	$363	$414
Commercial non-owner occupied	732	505
Total commercial non-owner occupied real estate	1,095	919
Consumer real estate:
Consumer owner occupied	7,202	7,658
Home equity loans	1,468	2,666
Total consumer real estate	8,670	10,324
Commercial owner occupied real estate	3,482	1,215
Commercial and industrial	4,092	286
Other income producing property	798	596
Consumer	1,587	1,244
Restructured loans	2,578	830
Total loans on nonaccrual status	$22,302	$15,414

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	March 31,
(Dollars in thousands)	2019	2019
Commercial non-owner occupied real estate:
Construction and land development	$699	$1,114
Commercial non-owner occupied	393	289
Total commercial non-owner occupied real estate	1,092	1,403
Consumer real estate:
Consumer owner occupied	2,350	3,693
Home equity loans	3,067	4,750
Total consumer real estate	5,417	8,443
Commercial owner occupied real estate	903	1,664
Commercial and industrial	722	915
Other income producing property	1,101	205
Consumer	1,604	1,664
Total loans on nonaccrual status	$10,839	$14,294

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		March 31,	Collateral
(Dollars in thousands)	2019	Coverage	%	2020	Coverage	%
Commercial non-owner occupied
Hotel	245	846	345%	245	1,476	602%
Office	1,045	1,800	172%	1,045	1,350	129%
Other	398	648	163%	398	608	153%
Retail	299	1,269	424%	294	1,269	432%
Commercial owner occupied real estate
Industrial	738	1,103	149%	738	1,103	149%
Office	1,076	1,485	138%	1,076	1,485	138%
Other	3,303	7,285	221%	3,676	8,581	233%
Consumer owner occupied
Other	5,413	9,286	172%	4,250	6,040	142%
Home equity loans
Other	1,768	2,679	152%	3,002	4,513	150%
Commercial and industrial
Industrial	291	702	241%	—	—	0%
Other	3,696	8,442	228%	1,710	4,389	257%
Other income producing property
Other	3,212	10,186	317%	2,209	6,898	312%
Consumer
Other	363	525	145%	345	525	152%
Total collateral dependent loans	$21,847	$46,256		$18,988	$38,237

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance of $250,000 or greater as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type.

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed by the Bank to determine if a TDR, sometimes referred to herein as a restructured loan, has occurred. The Bank designates loan modifications as TDRs when it grants a concession to a borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. See Note 2 – Summary of Significant Accounting Policies for how such modifications are factored into the determination of the ACL.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). In prior periods our TDR levels were deemed to be immaterial, therefore no comparative data is shown.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the three months ended March 31, 2020.

	Three Months Ended March 31,
	2020
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Construction and land development	2	$106	$106
Commercial non-owner occupied	--	--	--
Commercial owner occupied	--	--	--
Consumer owner occupied	1	30	30
Home equity loans	--	--	--
Commercial and industrial	6	782	782
Other income producing property	1	345	345
Consumer	--	--	--
Other loans	--	--	--
Total interest rate modifications	10	$1,263	$1,263
Term modification
Construction and land development	-	$--	$--
Commercial non-owner occupied	--	--	--
Commercial owner occupied	--	--	--
Consumer owner occupied	1	52	52
Home equity loans	1	52	52
Commercial and industrial	1	284	284
Other income producing property	--	--	--
Consumer	--	--	--
Other loans	--	--	--
Total term modifications	3	$388	$388
	13	$ 1,651	$ 1,651

At March 31, 2020, the balance of accruing TDRs was $10.9 million. The Company had $1.1 million remaining availability under commitments to lend additional funds on restructured loans at March 31, 2020. The amount of specific reserve associated with restructured loans was $1.1 million at March 31, 2020.

The following table presents the changes in status of loans restructured within the previous 12 months as of March 31, 2020 by type of concession. The change in accrual status in this case had no impact on the expected credit losses.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	17	$ 2,787	2	$1,349	--	$--
Term modification	9	905	--	--	--	--
	26	$ 3,692	2	$1,349	--	$--

Note 6 — Allowance for Credit Losses (ACL)

See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Consumer		Consumer		Ready			CRE-OO	CRE and	BEX and
(Dollars in thousands)	Mortgage	HELOC	Non Mobile Home	Mobile Home	Reserves	Overdrafts	Land	and C&I	OIPP	Micro	Other	Total
Three Months Ended March 31, 2020
Allowance for credit losses:
Balance at beginning of period January 1, 2020	$5,076	$4,310	$1,142	$2,176	$231	$561	$3,055	$18,189	$20,800	$1,148	$239	$56,927
Impact of Adoption	4,757	3,836	1,079	1,426	220	537	2,574	16,487	18,878	1,007	229	51,030
Initial PCD Allowance	98	286	14	655			348	907	1,010	90	—	3,408
Adjusted CECL balance at January 1, 2020	$9,931	$8,432	$2,235	$4,257	$451	$1,098	$5,977	$35,583	$40,688	$2,245	$468	$111,365
Charge-offs	(304)	(615)	(230)	(380)	(99)	(1,076)	(105)	(361)	—	(53)	—	(3,223)
Recoveries	219	405	35	53	5	374	172	245	201	200	—	1,909
Net charge offs	(85)	(210)	(195)	(327)	(94)	(702)	67	(116)	201	147	—	(1,314)
Provision (benefit) (1)	6,187	3,828	692	528	156	459	1,210	4,878	16,548	273	(25)	34,734
Balance at end of period March 31, 2020	$16,033	$12,050	$2,732	$4,458	$513	$855	$7,254	$40,345	$57,437	$2,665	$443	$144,785

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$10,278	$7,489	$1,873	$3,719	$382	$772	$8,019	$24,417	$20,580	$1,722	$—	$79,251
Individually evaluated	182	314	—	—	—	—	64	570	30	152	—	1,312
Total quantitative allowance	10,460	7,803	1,873	3,719	382	772	8,083	24,987	20,610	1,874	—	80,563
Qualitative allowance	5,573	4,247	859	739	131	83	(829)	15,358	36,827	791	443	64,222
Balance at end of period March 31, 2020	$16,033	$12,050	$2,732	$4,458	$513	$855	$7,254	$40,345	$57,437	$2,665	$443	$144,785
(1)	– Additional provision for credit losses of $1,799 was recorded during the first quarter of 2020 for the allowance for credit losses for unfunded commitments that is not considered in the above table. See Note 13

An aggregated analysis of the changes in allowance for loan losses, for comparative periods, prior to the adoption of ASU 2016-13 is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended March 31, 2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(1,245)	(374)	—	(1,619)
Recoveries of loans previously charged off (1)	752	206	—	958
Net charge-offs	(493)	(168)	—	(661)
Provision for loan losses charged to operations	1,307	168	13	1,488
Reduction due to loan removals	—	—	(103)	(103)
Balance at end of period	$52,008	$—	$4,514	$56,522

(1)	Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13:

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

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

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

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total

Three Months Ended March 31, 2019
Allowance for loan losses:
Balance , December 31, 2018	$801	$717	$2,246	$761	$79	$4,604
Provision (benefit) for loan losses	51	—	16	(54)	—	13
Reduction due to loan removals	(5)	—	(98)	—	—	(103)
Balance, March 31, 2019	$847	$717	$2,164	$707	$79	$4,514
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$847	$717	$2,164	$707	$79	$4,514
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	173,707	32,257	199,701	40,182	10,925	456,772
Total acquired credit impaired loans	$173,707	$32,257	$199,701	$40,182	$10,925	$456,772

*— The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 7—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
	OREO	OREO
Beginning balance	$11,964	$11,410
Additions	2,048	1,004
Writedowns	(111)	(98)
Sold	(1,057)	(1,019)
Ending Balance	$12,844	$11,297

At March 31, 2020, there were a total of 72 properties included in OREO compared to 74 properties at March 31, 2019. At March 31, 2020, we had $2.3 million in residential real estate included in OREO and $7.4 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 8 — Leases

As of March 31, 2020, we had operating ROU assets of $86.4 million and operating lease liabilities of $88.2 million. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 24 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 2 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term. We do not sublease any portion of these locations to third parties.

	Three Months Ended
(Dollars in thousands)	March 31,
	2020	2019
Lease Expense Components:
Operating lease expense	$2,258	$2,146
Short-term lease expense	98	144
Variable term leased expense	166	69
Total lease expense	$2,522	$2,359
Supplemental Cash Flow and Other Information Related to Leases:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,672	$1,890
Initial ROU assets recorded in exchange for new lease liabilities - operating leases	$458	$1,956
Weighted - average remaining lease term (years) - operating leases	13.92	14.33
Weighted - average discount rate - operating leases	3.9%	4.0%

Supplemental Balance Sheet Information Related to Leases
Operating lease ROU assets (premises and equipment)	$86,437	$82,787
Operating lease liabilities (other liabilities)	$88,163	$83,043

Maturity Analysis of Lease Liabilities:
Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$6,132
2021	8,276
2022	8,392
2023	8,466
2024	8,026
Thereafter	76,498
Total	115,790
Less: Imputed Interest	(27,627)
Lease Liability	$88,163

As of March 31, 2020, we did not maintain any finance leases, leases with related parties, and we determined that the number and dollar amount of our equipment leases was immaterial. As of March 31, 2020, we have $5.0 million in additional operating leases that have not yet commenced from an amendment to a current lease. The amendment to this operating lease will commence in the third or fourth quarter of 2020 with a lease term of 15 years.

Note 9 — Deposits

Our total deposits are comprised of the following:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2020	2019	2019
Certificates of deposit	$1,640,324	$1,651,399	$1,756,637
Interest-bearing demand deposits	5,993,448	5,966,496	5,562,111
Non-interest bearing demand deposits	3,367,422	3,245,306	3,219,864
Savings deposits	1,337,730	1,309,896	1,374,557
Other time deposits	5,623	3,999	5,802
Total deposits	$12,344,547	$12,177,096	$11,918,971

At March 31, 2020, December 31, 2019, and March 31, 2019, we had $298.0 million, $303.2 million, and $325.1 million in certificates of deposits of $250,000 and greater, respectively. At March 31, 2020 and December 31, 2019 the Company no longer held traditional, out-of-market brokered deposits, as compared with March 31, 2019, in which we had $7.6 million in traditional, out-of-market brokered deposits, respectively.

Note 10 — Retirement Plans

The Company and the Bank provide certain retirement benefits to their employees in the form of an employees’ savings plan. The Company and the Bank previously provided benefits through a non-contributory defined benefit pension plan that covered all employees hired on or before December 31, 2005, who had attained age 21, and who had completed a year of eligible service, but this plan was terminated in the second quarter of 2019. Employees hired on or after January 1, 2006 were not eligible to participate in the non-contributory defined benefit pension plan, but are eligible to participate in the employees’ savings plan. On this date, a new benefit formula applies only to participants who have not attained age 45 or who do not have five years of service.

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

Employees hired on or after January 1, 2006 were not eligible to participate in the non-contributory defined benefit pension plan, but are eligible to participate in the employees’ savings plan (as are employees hired before January 1, 2006). Under the provisions of Internal Revenue Code Section 401(k), electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. In 2018, employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2019, we paid a 0.375% discretionary matching contribution in the first quarter of 2020. Currently, we expect the same terms in the employees’ savings plan for 2020. We expensed $1.9 million for the 401(k) plan during the three months ended March 31, 2020 compared to $1.2 million for the three ended March 31, 2019, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except for per share amounts)	2020	2019
Basic earnings per common share:
Net income	$24,110	$44,367
Weighted-average basic common shares	33,566	35,445
Basic earnings per common share	$0.72	$1.25
Diluted earnings per share:
Net income	$24,110	$44,367
Weighted-average basic common shares	33,566	35,445
Effect of dilutive securities	239	174
Weighted-average dilutive shares	33,805	35,619
Diluted earnings per common share	$0.71	$1.25

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020			2019
Number of shares			62,235			87,917
Range of exercise prices	$87.30	to	$91.35	$63.54	to	$91.35

Note 12 — Share-Based Compensation

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

Activity in our stock option plans for 2004, 2012 and 2019 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2020	176,888	$67.14
Exercised	(12,485)	32.33
Outstanding at March 31, 2020	164,403	69.78	5.39	$563
Exercisable at March 31, 2020	140,473	66.15	5.03	$562
Weighted-average fair value of options granted during the year	$0.00

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first quarter of 2020 or 2019.

As of March 31, 2020, there was $600,000 of total unrecognized compensation cost related to nonvested stock option grants under the plans. The cost is expected to be recognized over a weighted-average period of 1.15 years as of March 31, 2020.  The total fair value of shares vested for the three months ended March 31, 2020 was $641,000.

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

All restricted stock agreements are conditioned upon continued employment, or service in the case of directors. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the key employees and non-employee directors will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the recipient.

Nonvested restricted stock for the three months ended March 31, 2020 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2020	69,450	$58.96
Granted	815	86.75
Vested	(37,359)	72.65
Forfeited	(317)	65.86
Nonvested at March 31, 2020	32,589	43.89

As of March 31, 2020, there was $850,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.52 years as of March 31, 2020. The total fair value of shares vested during the three months ended March 31, 2020 was $2.8 million.

Restricted Stock Units

We from time-to-time also grant performance RSUs and time-vested RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time-vested requirement (generally four years from the grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are not paid in respect to the awards during the performance or time-vested period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the three months ended March 31, 2020, we accrued for 85.2% of the RSUs granted, based on the Company’s expectations of performance.

Nonvested RSUs for the three months ended March 31, 2020 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2020	324,601	$76.44
Granted	19,424	86.14
Forfeited	(2,830)	81.39
Nonvested at March 31, 2020	341,195	76.95

As of March 31, 2020, there was $10.4 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.56 years as of March 31, 2020. The total fair value of RSUs vested during the three months ended March 31, 2020 was $2.8 million. During the three months ended March 31, 2020, 31,435 restricted stock units that vested in 2019 were issued to the participants from the 2017 Long-Term Incentive Plan.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2020, commitments to extend credit and standby letters of credit totaled $3.0 billion. We do not anticipate any material losses as a result of these transactions. As of March 31, 2020, the liability recorded for expected credit losses on unfunded commitments was $8.6 million and recorded in Other Liabilities on the Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

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

The Company and the Bank are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of March 31, 2020, there is no pending or threatened litigation that will have a material effect on our consolidated financial position or results of operations.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ACL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2020, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, OREO is considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020:
Assets
Derivative financial instruments	$61,153	$—	$61,153	$—
Loans held for sale	71,719	—	71,719	—
Securities available for sale:
Government-sponsored entities debt	4,921	—	4,921	—
State and municipal obligations	221,604	—	221,604	—
Mortgage-backed securities	1,744,670	—	1,744,670	—
Total securities available for sale	1,971,195	—	1,971,195	—
Mortgage servicing rights	26,365	—	—	26,365
	$2,130,432	$—	$2,104,067	$26,365
Liabilities
Derivative financial instruments	$97,861	$—	$97,861	$—

December 31, 2019:
Assets
Derivative financial instruments	$16,252	$—	$16,252	$—
Loans held for sale	59,363	—	59,363	—
Securities available for sale:
Government-sponsored entities debt	25,941	—	25,941	—
State and municipal obligations	208,415	—	208,415	—
Mortgage-backed securities	1,721,691	—	1,721,691	—
Total securities available for sale	1,956,047	—	1,956,047	—
Mortgage servicing rights	30,525	—	—	30,525
	$2,062,187	$—	$2,031,662	$30,525
Liabilities
Derivative financial instruments	$31,273	$—	$31,273	$—

March 31, 2019:
Assets
Derivative financial instruments	$8,727	$—	$8,727	$—
Loans held for sale	33,297	—	33,297	—
Securities available for sale:
Government-sponsored entities debt	65,704	—	65,704	—
State and municipal obligations	193,418	—	193,418	—
Mortgage-backed securities	1,207,127	—	1,207,127	—
Total securities available for sale	1,466,249	—	1,466,249	—
Mortgage servicing rights	32,415	—	—	32,415
	$1,540,688	$—	$1,508,273	$32,415
Liabilities
Derivative financial instruments	$10,330	$—	$10,330	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2020. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2020 and 2019 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2020	$30,525	$—
Servicing assets that resulted from transfers of financial assets	1,963	—
Changes in fair value due to valuation inputs or assumptions	(4,919)	—
Changes in fair value due to decay	(1,204)	—
Fair value , March 31, 2020	$26,365	$—

Fair value, January 1, 2019	$34,727	$—
Servicing assets that resulted from transfers of financial assets	931	—
Changes in fair value due to valuation inputs or assumptions	(2,357)	—
Changes in fair value due to decay	(886)	—
Fair value, March 31, 2019	$32,415	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2020 or 2019.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020:
OREO	$12,844	$—	$—	$12,844
Impaired loans	12,264	—	—	12,264
December 31, 2019:
OREO	$11,964	$—	$—	$11,964
Non-acquired impaired loans	15,444	—	—	15,444
March 31, 2019:
OREO	$11,297	$—	$—	$11,297
Non-acquired impaired loans	1,839	—	—	1,839

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			March 31,	December 31,	March 31,
	Valuation Technique	Unobservable Input	2020	2019	2019
Nonrecurring measurements:
Impaired loans	Discounted appraisals and discounted cash flows	Collateral discounts	4%	2%	3%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	29%	31%	24%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020, December 31, 2019 and March 31, 2019. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Investment Securities — Securities held to maturity are valued at quoted market prices or dealer quotes. The carrying value of FHLB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 4—Investment Securities for additional information, as well as page 42 regarding fair value.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2020
Financial assets:
Cash and cash equivalents	$1,262,836	$1,262,836	$1,262,836	$—	$—
Investment securities	2,034,189	2,034,189	62,994	1,971,195	—
Loans held for sale	71,719	71,719	—	71,719	—
Loans, net of allowance for loan losses	11,362,105	11,338,975	—	—	11,338,975
Accrued interest receivable	37,696	37,696	—	7,752	29,944
Mortgage servicing rights	26,365	26,365	—	—	26,365
Interest rate swap - non-designated hedge	51,244	51,244	—	51,244	—
Other derivative financial instruments (mortgage banking related)	9,909	9,909	—	9,909	—
Financial liabilities:
Deposits	12,344,547	11,911,840	—	11,911,840	—
Federal funds purchased and securities sold under agreements to repurchase	325,723	325,723	—	325,723	—
Other borrowings	1,316,100	1,318,621	—	1,318,621	—
Accrued interest payable	4,063	4,063	—	4,063	—
Interest rate swap - non-designated hedge	54,836	54,836	—	54,836	—
Interest rate swap - cash flow hedge	43,025	43,025	—	43,025	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(6,109)	—	(6,109)	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$688,704	$688,704	$688,704	$—	$—
Investment securities	2,005,171	2,005,171	49,124	1,956,047	—
Loans held for sale	59,363	59,363	—	59,363	—
Loans, net of allowance for loan losses	11,313,113	11,452,003	—	—	11,452,003
Accrued interest receivable	36,774	36,774	—	8,500	28,274
Mortgage servicing rights	30,525	30,525	—	—	30,525
Interest rate swap - non-designated hedge	15,350	15,350	—	15,350	—
Other derivative financial instruments (mortgage banking related)	902	902	—	902	—
Financial liabilities:
Deposits	12,177,096	11,406,477	—	11,406,477	—
Federal funds purchased and securities sold under agreements to repurchase	298,741	298,741	—	298,741	—
Other borrowings	815,936	818,210	—	818,210	—
Accrued interest payable	4,916	4,916	—	4,916	—
Interest rate swap - non-designated hedge	16,693	16,693	—	16,693	—
Interest rate swap - cash flow hedge	13,791	13,791	—	13,791	—
Other derivative financial instruments (mortgage banking related)	789	789	—	789	—
Off balance sheet financial instruments:
Commitments to extend credit	—	36,031	—	36,031	—
March 31, 2019
Financial assets:
Cash and cash equivalents	$949,591	$949,591	$949,591	$—	$—
Investment securities	1,506,873	1,506,873	40,624	1,466,249	—
Loans held for sale	33,297	33,297	—	33,297	—
Loans, net of allowance for loan losses	11,089,600	11,005,731	—	—	11,005,731
Accrued interest receivable	36,965	36,965	524	5,891	30,550
Mortgage servicing rights	32,415	32,415	—	—	32,415
Interest rate swap - non-designated hedge	6,672	6,672	—	6,672	—
Interest rate swap - cash flow hedge	217	217	—	217	—
Other derivative financial instruments (mortgage banking related)	1,838	1,838	—	1,838	—
Financial liabilities:
Deposits	11,918,971	10,956,761	—	10,956,761	—
Federal funds purchased and securities sold under agreements to repurchase	276,891	276,891	—	276,891	—
Other borrowings	616,250	619,140	—	619,140	—
Accrued interest payable	5,688	5,688	—	5,688	—
Interest rate swap - cash flow hedge	2,927	2,927	—	2,927	—
Interest rate swap - non-designated hedge	7,403	7,403	—	7,403	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(21,189)	—	(21,189)	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended March 31, 2020
Balance at December 31, 2019	$(149)	$11,922	$(10,756)	$1,017
Other comprehensive gain (loss) before reclassifications	—	31,551	(22,240)	9,311
Amounts reclassified from accumulated other comprehensive loss	—	—	(563)	(563)
Net comprehensive income (loss)	—	31,551	(22,803)	8,748
Balance at March 31, 2020	$(149)	$43,473	$(33,559)	$9,765

Three Months Ended March 31, 2019
Balance at December 31, 2018	$(6,450)	$(18,394)	$(37)	$(24,881)
Other comprehensive gain (loss) before reclassifications	—	15,827	(2,068)	13,759
Amounts reclassified from accumulated other comprehensive income (loss)	95	(2,339)	(8)	(2,252)
Net comprehensive income (loss)	95	13,488	(2,076)	11,507
Balance at March 31, 2019	$(6,355)	$(4,906)	$(2,113)	$(13,374)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	2020	2019	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$(722)	$(10)	Interest expense
	159	2	Provision for income taxes
	(563)	(8)	Net income
Losses on sales of available for sale securities:
	$—	$(2,998)	Securities gains (losses), net
	—	659	Provision for income taxes
	—	(2,339)	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$—	$121	Salaries and employee benefits
	—	(26)	Provision for income taxes
	—	95	Net income
Total reclassifications for the period	$(563)	$(2,252)

Note 16 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			March 31, 2020			March 31, 2019
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk on Junior Subordinated Debt:
Pay fixed rate swap with counterparty	Other Liabilities	$—	$—	$—	$8,000	$—	$25

Cash flow hedges of interest rate risk on FHLB Advances:
Pay fixed rate swap with counterparty	Other Liabilities	$700,000	$—	$43,025	$500,000	$217	$2,902

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$2,738	$—	$472	$2,799	$—	$108

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$685,818	$51,188	$63	$355,045	$6,112	$2,137
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$685,818	$56	$54,301	$355,045	$560	$5,158

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	$146,500	$5,901	$—	$129,000	$1,100	$—
Forward sales commitments used to hedge mortgage pipeline	Other Assets	$174,011	$4,008	$—	$80,059	$738	$—

Total derivatives		$2,394,885	$61,153	$97,861	$1,429,948	$8,727	$10,330

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We have three cash flow hedges as of March 31, 2020. We had one cash flow hedge mature during the second quarter of 2019. For more information regarding the fair value of our derivative financial instruments, see Note 14 to these financial statements.

Our cash flow hedge, in which we utilized an interest rate swap agreement to essentially convert a portion of our variable-rate debt to a fixed rate (cash flow hedge), matured June 15, 2019 and was no longer in existence at June 30, 2019. During 2009, we entered into a forward starting interest rate swap agreement with a notional amount of $8.0 million to manage interest rate risk due to periodic rate resets on its junior subordinated debt issued by SCBT Capital Trust II, an unconsolidated subsidiary of the Company established for the purpose of issuing trust preferred securities. We hedged the variable rate cash flows of subordinated debt against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt beginning on June 15, 2010, at which time the debt contractually converted from a fixed interest rate to a variable interest rate. The notional amount on which the interest payments were based was not exchanged. This derivatives contract called for us to pay a fixed rate of 4.06% on the $8.0 million notional amount and receive a variable rate of three-month LIBOR on the $8.0 million notional amount.

For the three remaining cash flow hedges, we utilize interest rate swap agreements to manage interest rate risk related to funding through short term FHLB advances. In March 2019, we entered into three-month FHLB advances for $350 million and $150 million for which at this time we plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million and $150 million to manage the interest rate risk related to these FHLB advances. In June 2019, we entered into a three-month FHLB advance for $200 million for which at this time we plan to continuously renew. At the same time, we entered into an interest rate swap agreement with a notional amount of $200 million to manage the interest rate risk related to this FHLB advance. With our plan to continually renew and reprice the FHLB advances every three months, we are treating this funding as variable rate funding. We are hedging the cash flows from these FHLB advances against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt. The notional amount on which the interest payments are based will not be exchanged related to these interest rate swaps. The derivative contract on the $350 million notional amount calls for us to pay a fixed rate of 2.44% and receive a variable rate of three-month LIBOR (1.12% at March 31, 2020). The derivative contract on the $150 million notional amount calls for us to pay a fixed rate of 2.21% and receive a variable rate of three-month LIBOR (1.37% at March 31, 2020). The derivative contract on the $200 million notational amount calls for us to pay a fixed rate of 1.89% and receive a variable rate of three-month LIBOR (1.46% at March 31, 2020). The hedge for $350 million expires on March 23, 2023, the hedge for $150 million expires on March 29, 2024, and the hedge for the $200 million expires on June 3, 2024.

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

We recognized an after-tax unrealized loss on our cash flow hedges in other comprehensive income of $22.8 million for the three months ended March 31, 2020. This compares to an unrealized loss of $2.1 million for the three months ended March 31, 2019. We recognized a $43.0 million cash flow hedge liability in other liabilities on the balance sheet at March 31, 2020, as compared to a $217,000 cash flow hedge asset and $2.9 million cash flow hedge liability at March 31, 2019. There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2020 and 2019. (See Note 15 – Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of March 31, 2020, we provided $52.4 million of collateral on the cash flow hedges on the FHLB advances which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks. Also, we have a netting agreement with the counterparties.

Balance Sheet Fair Value Hedge

We maintain one loan swap, with an aggregate notional amount of $2.7 million at March 31, 2020, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge. All changes in fair value are recorded through earnings as noninterest income. There was no gain or loss recorded on this derivative for the three months ended March 31, 2020 or 2019.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2020, the interest rate swaps had an aggregate notional amount of approximately $1.4 billion and the fair value of the interest rate swap derivatives are recorded in other assets at $51.2 million and in other liabilities at $54.4 million for a net liability position of $3.2 million, which was recorded through earnings. As of March 31, 2019, the interest rate swaps had an aggregate notional amount of approximately $710.1 million and the fair value of the interest rate swap derivatives are recorded in other assets at $6.7 million and in other liabilities at $7.3 million for a net liability position of $622,000. As of March 31, 2020, we provided $72.3 million of collateral on the customer swaps which is also included in cash and cash equivalents on the balance sheet as interest-bearing deposits with banks.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At March 31, 2020 and 2019, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding March 31, 2020, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended March 31, 2020 or 2019.

Mortgage Banking

We also have derivatives contracts that are classified as non-designated hedges. These derivatives contracts are a part of our risk management strategy for our mortgage banking activities. These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge MSRs; while forward sales commitments are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. We do not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in our consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On March 31, 2020, we had derivative financial instruments outstanding with notional amounts totaling $146.5 million related to MSRs, compared to $129.0 million on March 31, 2019. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $5.9 million at March 31, 2020, compared to a gain of $1.1 million at March 31, 2019.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Mortgage loan pipeline	$229,082	$80,785	$95,731
Expected closures	171,811	60,588	71,798
Fair value of mortgage loan pipeline commitments	6,490	1,160	1,364
Forward sales commitments	174,011	87,773	80,059
Fair value of forward commitments	(2,482)	(258)	(626)

Note 17 — Capital Ratios

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

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of CET1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer became fully phased-in on January 1, 2019 and consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

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

The following table presents actual and required capital ratios as of March 31, 2020, December 31, 2019 and March 31, 2019 for the Company and the Bank under the Basel III capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2020
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,325,607	11.09%	$836,974	7.00%	$777,190	6.50%
South State Bank (the Bank)	1,388,822	11.62%	836,917	7.00%	777,137	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,438,043	12.03%	1,016,325	8.50%	956,542	8.00%
South State Bank (the Bank)	1,388,822	11.62%	1,016,256	8.50%	956,476	8.00%
Total capital to risk-weighted assets:
Consolidated	1,520,966	12.72%	1,255,461	10.50%	1,195,677	10.00%
South State Bank (the Bank)	1,471,745	12.31%	1,255,375	10.50%	1,195,595	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,438,043	9.56%	601,691	4.00%	752,114	5.00%
South State Bank (the Bank)	1,388,822	9.24%	601,530	4.00%	751,912	5.00%
December 31, 2019:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,326,725	11.30%	$822,225	7.00%	$763,495	6.50%
South State Bank (the Bank)	1,417,616	12.07%	822,218	7.00%	763,488	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,438,995	12.25%	998,416	8.50%	939,686	8.00%
South State Bank (the Bank)	1,417,616	12.07%	998,407	8.50%	939,677	8.00%
Total capital to risk-weighted assets:
Consolidated	1,501,321	12.78%	1,233,338	10.50%	1,174,607	10.00%
South State Bank (the Bank)	1,479,942	12.60%	1,233,327	10.50%	1,174,597	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,438,995	9.73%	591,731	4.00%	739,664	5.00%
South State Bank (the Bank)	1,417,616	9.59%	591,592	4.00%	739,490	5.00%
March 31, 2019:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,338,085	11.86%	$789,903	7.00%	$733,481	6.50%
South State Bank (the Bank)	1,429,219	12.67%	789,867	7.00%	733,448	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,449,854	12.85%	959,168	8.50%	902,746	8.00%
South State Bank (the Bank)	1,429,219	12.67%	959,125	8.50%	902,706	8.00%
Total capital to risk-weighted assets:
Consolidated	1,506,710	13.35%	1,184,855	10.50%	1,128,433	10.00%
South State Bank (the Bank)	1,486,075	13.17%	1,184,801	10.50%	1,128,382	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,449,854	10.52%	551,366	4.00%	689,207	5.00%
South State Bank (the Bank)	1,429,219	10.37%	551,218	4.00%	689,022	5.00%

As of March 31, 2020, December 31, 2019, and March 31 2019, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In June 2016, the FASB issued ASU No. 2016-13 which required an entity to utilize a new impairment model known as the CECL model to estimate its lifetime “expected credit loss.” This standard was adopted and became effective on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the Day 1 effects on the Company’s regulatory capital calculations over a three year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three year phase-in of the recognition of the Day 1 effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5 year method”). Under this 5 year method, the Company would recognize an estimate of the previous method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from Day 1 and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provide a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5 year method and is deferring the recognition of the effects from Day 1 and the CECL difference from the first two years of application. If the Company had not chosen to apply a transitional method related to CECL, its consolidated common equity tier 1 to risk-weighted assets ratio would be 10.62%, its consolidated tier 1 capital to risk-weighted assets would be 11.56%, its consolidated total capital to risk-weighted assets would be 12.81% and its consolidated tier 1 capital to average assets (leverage ratio) would be 9.23% at March 31, 2020. As such, the Company would still exceed the thresholds for the “well capitalized” regulatory classification.

Note 18—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.0 billion at March 31, 2020, December 31, 2019 and March 31, 2019. The Company updated its valuation of the carrying value of goodwill as of March 31, 2020 based on the drop in the Company’s stock price in the first quarter of 2020 along with the effect that the COVID-19 pandemic is having on our local economy and determined again that no impairment charge was necessary. We will continue to monitor the impact of COVID-19 on the Company’ business, operating results, cash flows and/or financial condition.

Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2020	2019	2019
Gross carrying amount	$119,501	$119,501	$119,501
Accumulated amortization	(72,692)	(69,685)	(59,882)
	$46,809	$49,816	$59,619

Amortization expense totaled $3.0 million for the three months ended March 31, 2020, respectively, compared to $3.3 million for the three months ended March 31, 2019, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2020	$2,995
September 30, 2020	2,945
December 31, 2020	2,921
March 31, 2021	2,656
June 30, 2021	2,643
Thereafter	32,649
$46,809

Note 19 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of March 31, 2020, December 31, 2019, and March 31, 2019, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $3.3 billion, $3.3 billion, and $3.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during the three months ended March 31, 2020 and March 31, 2019 was $2.1 million and $1.9 million, respectively. Servicing fees are recorded in mortgage banking income in our consolidated statements of income.

At March 31, 2020, December 31, 2019, and March 31, 2019, MSRs were $26.4 million, $30.5 million, and $32.4 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the consolidated statements of income. The market value adjustments related to MSRs recorded in mortgage banking income for the three months ended March 31, 2020 and March 31, 2019 were losses of $4.9 million, compared with losses of $2.4 million, respectively. We used various free-

standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Decrease in fair value of MSRs	$(4,919)	$(2,357)
Decay of MSRs	(1,204)	(886)
Gain related to derivatives	9,607	1,280
Net effect on statements of income	$3,484	$(1,963)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,		March 31,
(Dollars in thousands)	2020		2019		2019
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.9%		99.8%		99.8%
Adjustable-rate mortgage loans	0.1%		0.2%		0.2%
Total	100.0%		100.0%		100.0%
Weighted average life	5.98	years	6.55	years	7.08	years
Constant Prepayment rate (CPR)	11.8%		10.3%		8.8%
Weighted average discount rate	9.6%		9.4%		9.4%
Effect on fair value due to change in interest rates
25 basis point increase	$2,652		$2,477		$2,044
50 basis point increase	4,897		4,452		3,747
25 basis point decrease	(2,971)		(2,938)		(2,438)
50 basis point decrease	(6,027)		(6,228)		(5,171)

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

Custodial escrow balances maintained in connection with the loan servicing were $23.5 million and $22.1 million at March 31, 2020 and March 31, 2019, respectively.

Whole loan sales were $228.3 million for the three months ended March 31, 2020, compared to $115.3 million for the three months ended March 31, 2019, respectively. For the three months ended March 31, 2020, $194.5 million, or 85.2%, were sold with the servicing rights retained by the company, compared to $89.1 million, or 77.3%, for the three ended March 31, 2019.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $71.7 million, $59.4 million and $33.3 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Note 20 – Investments in Qualified Affordable Housing Projects

We have investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the three months ended March 31, 2020, tax credits and other tax benefits of $2.6 million and amortization of $3.3 million were recorded. For the three months ended March 31, 2019, tax credits and other tax benefits of $1.5 million and amortization of $1.5 million were recorded. At March 31, 2020 and 2019, our carrying value of QAHPs was $90.0 million and $54.2 million, respectively, with an original investment of $113.4 million and $69.6 million, respectively. We have $46.4 million and $24.1 million in remaining funding obligations related to these QAHPs recorded in liabilities at March 31, 2020 and 2019, respectively. None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

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

At March 31, 2020, December 31, 2019 and March 31, 2019, our repurchase agreements totaled $287.2 million, $242.2 million, and $218.8 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2020, December 31, 2019 and March 31, 2019. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $287.2 million, $242.2 million and $218.8 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 – Subsequent Events

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the governments of the states in which we have financial center and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. And many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has begun to have a significant impact on our business and operations. As of April 30, 2020, we have deferrals of $2.4 billion of our total loan portfolio.  For commercial loans, the standard deferral was 90 days for both principal and interest or 120 days of principal only.  For consumer and mortgage loans, the standard deferral was 120 days of both principal and interest.  We have actively reached out to our customers to provide guidance and direction on these deferrals. Also, we have extended credit to both customers and non-customers related to the Payroll Protection Program (“PPP”). As of April 30, 2020, we have secured funding of approximately 9,300 loans totaling approximately $1.1 billion.

CenterState Bank Corporation Proposed Merger

On January 25, 2020, South State and CenterState Bank Corporation, a Florida corporation, otherwise referred to herein as CenterState, entered into an Agreement and Plan of Merger, or the merger agreement, pursuant to which South State and CenterState have agreed to combine their respective companies in an all-stock merger of equals. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, CenterState will merge with and into South State, with South State continuing as the surviving entity, in a transaction we refer to as the “merger.”  The merger agreement was unanimously approved by the boards of directors of South State and CenterState, and is subject to shareholder and regulatory approval and other customary closing conditions.

Under the terms of the merger agreement, shareholders of CenterState will receive 0.3001 shares of South State common stock for each share of CenterState common stock they own. After the merger, it is anticipated that CenterState shareholders will own approximately 53% and South State shareholders will own approximately 47% of the combined company. The aggregate consideration, including “in the money” outstanding stock options, is valued at approximately $2.2 billion, based on approximately 124,132,401 shares of CenterState common stock outstanding as of April 29, 2020 and on South State’s April 30, 2020 closing stock price of $57.84.  The transaction is expected to close by the third quarter of 2020. At March 31, 2020, CenterState reported $18.6 billion in total assets, $12.0 billion in loans and $14.1 billion in deposits.

We have evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and have determined that there is no additional disclosure necessary.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2019. Results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

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

At March 31, 2020, we had approximately $16.6 billion in assets and 2,583 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and also analyzes our financial condition as of March 31, 2020 as compared to December 31, 2019 and March 31, 2019. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, as such we maintain an allowance for credit losses, otherwise referred to herein as ACL, to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following discussion, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other services we charge to our customers. We incur costs in addition to interest expense on deposits and other borrowings, the largest of which is salaries and employee benefits. We describe the various components of this noninterest income and noninterest expense in the following discussion.

The following sections also identify significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Recent Events

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the governments of the states in which we have financial centers and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. And many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has begun to have a significant impact on our business and operations. As part of our efforts to exercise social distancing, in March 2020, we closed all of our banking lobbies and are conducting most of our business at this time through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, a majority of our workforce is working from home. To support our customers or to comply with law, we have deferred loan payments from 90 to 120 days for consumer and commercial customers, and we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers. Future governmental actions may require these and other types of customer-related responses.

As of March 31, 2020, we have deferrals of $1.7 billion of our total loan portfolio, which had increased to $2.4 billion as of April 30, 2020. For commercial loans, the standard deferral was 90 days for both principal and interest or 120 days of principal only.  For consumer and mortgage loans, the standard deferral was 120 days of both principal and interest.  We have actively reached out to our customers to provide guidance and direction on these deferrals.  In terms of available lines of credit, the company has not experienced an increase in borrowers drawing down on their lines.  Below are the loan portfolios which we view are of the greatest risk:

●	Lodging (hotel / motel) loan portfolio - we have experienced 100% deferrals, the average loan balance was $8.2 million and the weighted average loan to value (“LTV”) was 57%. The Company currently has $590 million, or 5.1% of the total loan portfolio, in lodging loans.

●	Restaurant loan portfolio – 59% is under deferral, with average loan balance of $692,000, and weighted average LTV of real estate secured was 66%. The Company currently has $225 million, or 2% of the total loan portfolio, in restaurants.

●	Retail loan portfolio – 37% of retail CRE loan portfolio is under deferral, with an average loan balance of $888,000, and weighted average LTV of 59%. The Company currently has $558 million, or 4.8% of the total loan portfolio, in retail CRE loans.

Also, we have extended credit to both customers and non-customers related to the Payroll Protection Program (“PPP”). As of April 30, 2020, we have secured funding of approximately 9,300 loans totaling approximately $1.1 billion through the PPP.

We are monitoring the impact of the COVID-19 pandemic on our results of operations and financial condition. We implemented ASU 2016-13 in the first quarter of 2020 related to the calculation for our ACL for loans, investments, unfunded commitments and other financial assets. Taking into consideration the COVID-19 pandemic into our CECL models, we recorded a provision for credit losses of $36.4 million in the first quarter of 2020 which was significantly higher than in previous quarters. Our provision for credit losses for periods ending after March 31, 2020 may be materially impacted by the COVID-19 pandemic. We also adjust our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses. At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Our stock price has historically traded above its book value and tangible book value. However, during the first quarter of 2020, our stock price fell below book value. This drop in stock was in reaction to the COVID-19 pandemic which has affected stock prices of companies in almost all industries. The lowest trading price for our stock during the first quarter of 2020 was $51.47, and the stock price closed on March 31, 2020 at $58.73, which was below book value of $69.40 but above tangible book value of $38.01. The Company updated its valuation of the carrying value of goodwill as of March 31, 2020 based on the drop in the Company’s stock price in the first quarter of 2020, and taking into account the effect that the COVID-19 pandemic has had and continues to have on our local economy, we determined that no impairment charge was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’ business, operating results, cash flows and/or financial condition. If the COVID-19 pandemic extends beyond a few more months and the economy continues to deteriorate, we will have to reevaluate the impact on our financial condition and impairment of goodwill.

CenterState Bank Corporation Proposed Merger

On January 25, 2020, South State and CenterState entered into the merger agreement, pursuant to which South State and CenterState have agreed to combine their respective companies in an all-stock merger of equals. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, CenterState will merge with and into South State, with South State continuing as the surviving entity, in a transaction we refer to as the “merger.”  The merger agreement was unanimously approved by the boards of directors of South State and CenterState, and is subject to shareholder and regulatory approval and other customary closing conditions.

Under the terms of the merger agreement, shareholders of CenterState will receive 0.3001 shares of South State common stock for each share of CenterState common stock they own. After the merger, it is anticipated that CenterState shareholders will own approximately 53% and South State shareholders will own approximately 47% of the combined company. The aggregate consideration, including “in the money” outstanding stock options, is valued at approximately $2.2 billion, based on approximately 124,132,401 shares of CenterState common stock outstanding as of April 29, 2020 and on South State’s April 30, 2020 closing stock price of $57.84.  The transaction is expected to close by the third quarter of 2020. At March 31, 2020, CenterState reported $18.6 billion in total assets, $12.0 billion in loans and $14.1 billion in deposits.

Capital Management

During the first quarter of 2020, we remained active in repurchasing the company’s common stock and bought 320,000 shares at an average price of $77.29 per share (excludes commission expense), a total of $24.7 million. In June of 2019, the Company’s Board of Directors authorized a new Repurchase Program of 2,000,000 shares, and there were 515,000 shares available for repurchase under this plan as of March 31, 2020.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1 of our consolidated financial statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Credit Losses or ACL

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 6 — Allowance for Credit Losses in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of March 31, 2020, December 31, 2019 and March 31, 2019, the balance of goodwill was $1.0 billion for all periods. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

In January 2017, the FASB issued ASU No. 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test. This guidance was effective for the Company as of January 1, 2020.

We previously had evaluated the carrying value of goodwill as of April 30, 2019, our annual test date, and determined that no impairment charge was necessary. Our stock price has historically traded above its book value and tangible book value. However, during the first quarter of 2020, our stock price fell below book value. This drop in stock was in reaction to the COVID-19 pandemic which has affected stock prices of companies in almost all industries. The lowest trading price for our stock during the first quarter of 2020 was $51.47, and the stock price closed on March 31, 2020 at $58.73, which was below book value of $69.40 but above tangible book value of $38.01. The Company updated its valuation of the carrying value of goodwill as of March 31, 2020 based on the drop in the Company’s stock price in the first quarter of 2020 along with the effect that the COVID-19 pandemic is having on our local economy and determined again that no impairment charge was necessary. We will continue to monitor the impact of COVID-19 on the Company’ business, operating results, cash flows and/or financial condition. If the pandemic extends beyond a few more months and the economy continues to deteriorate, we will have to reevaluate the impact on our financial condition and impairment to goodwill. Should our future earnings and cash flows decline and/or the market value of our stock decreases further, an impairment charge to goodwill and other intangible assets may be required.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, ACL, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at March 31, 2020 or 2019.

Other Real Estate Owned

We report OREO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans or through reclassification of former branch sites, at the lower of cost or fair value, determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. Subsequent adjustments to this value are described below.

We report subsequent declines in the fair value of OREO below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of OREO. Management reviews the value of OREO periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

Results of Operations

We reported consolidated net income of $24.1 million, or diluted earnings per share (“EPS”) of $0.71, for the first quarter of 2020 as compared to consolidated net income of $44.4 million, or diluted EPS of $1.25, in the comparable period of 2019, a 45.7% decrease in consolidated net income and a 43.2% increase in diluted EPS. The $20.3 million decrease in consolidated net income was the net result of the following items:

●	A $4.4 million increase in interest income, resulting from a $1.1 million increase in interest income from loans and a $3.2 million increase in interest income from investment securities. Non-acquired loan interest income increased $11.4 million due to a $1.3 billion increase in average balance on such loans. This increase in loan interest income was offset by a $10.3 million decline in interest income from the acquired loan portfolio due to a $931.5 million decline in the average loan balance on such loans. The increase in interest income from investment securities was due to an increase in average balance of $507.7 million;
●	A $336,000 decrease in interest expense, resulting from an 11 basis points decrease in the cost of interest-bearing liabilities mostly offset by the effects from a $990.6 million increase in average balance of interest-bearing liabilities. The decrease in cost of interest-bearing liabilities was due to a falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July 2019 to October 2019. The Federal Reserve then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic. The increase in average balances was due to a $585.7 million increase in other borrowings and a $360.9 million increase in interest-bearing deposits;
●	A $35.0 million increase in the provision for credit losses which resulted primarily from forecasted losses taking into consideration the impact that COVID-19 pandemic will have on the loan portfolio;
●	A $12.1 million increase in noninterest income, which resulted primarily from a $12.3 million increase in mortgage banking income and a $1.8 million increase in other noninterest income. These increases were partially offset by a $1.9 million decrease in recoveries on acquired loans (See Noninterest Income section on page 79 for further discussion);
●	A $9.0 million increase in noninterest expense, which resulted primarily from a $3.0 million increase in merger and branch consolidation related expense, a $2.5 million increase in salaries and employee benefits, and a $2.1 million increase in other noninterest (See Noninterest Expense section on page 79 for further discussion); and
●	A $7.0 million decrease in the provision for income taxes. This decrease was due to a lower effective tax rate which was driven by both lower pretax income and by additional federal and state tax credits available in the first quarter of 2020 compared to previous quarters.

Our asset quality related to loans continued to remain strong at the end of the first quarter of 2020. Total nonperforming assets (“NPAs”) increased by $27.5 million from March 31, 2019 to $69.9 million as of March 31, 2020 due to the addition of $21.0 million, formerly accounted for as credit impaired loans (with ASU 2016-13 are now considered PCD loans), prior to the adoption of ASU 2016-13. Acquired credit impaired loans were considered to be performing in prior periods, due to the application of the accretion method under FASB ASC Topic 310-30. The Company has not assumed or taken on any additional risk relative to these assets. NPAs as a percentage of total loans and repossessed assets increased 23 basis points to 0.61% at March 31, 2020 as compared to 0.38% at March 31, 2019. This increase also was related to the addition of the non-accrual acquired credit impaired loans into NPAs due to the adoption of ASU 2016-13 and accounted for 19 basis points of the increase in the first quarter of 2020 compared to the first quarter of 2019. NPAs increased $23.6 million from $46.2 million at December 31, 2019. Excluding the $21.0 million increase due the inclusion of acquired credit impaired non-accrual loans, NPAs increased $2.6 million compared to the balance at December 31, 2019. Annualized net charge-offs for the first quarter of 2020 were 0.05%, or $1.3 million. Of the net charge-offs in the first quarter of 2020, $782,000 were related to charge-offs from overdrafts and ready reserve accounts.

Non-acquired NPAs increased $7.6 million from $20.0 million at March 31, 2019 to $27.6 million at March 31, 2020, which resulted from an $8.0 million increase in non-acquired nonperforming loans. NPAs as a percentage of non-acquired loans and repossessed assets increased five basis points to 0.29% at March 31, 2020 as compared to 0.24% at March 31, 2019. Non-acquired NPAs increased $1.0 million from $26.5 million at December 31, 2019. Acquired NPAs increased $20.0 million from $22.3 million at March 31, 2019 to $42.3 million at March 31, 2020 which was due to the inclusion of the non-accrual acquired credit impaired loans noted above. Excluding the $21.0 million increase due the inclusion of acquired credit impaired non-accrual loans, acquired NPAs decreased $1.0 million compared the balance at March 31, 2019 and increased $1.6 million from $19.7 million at December 31, 2019.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating its allowance for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies for further details. At March 31, 2020, the ACL was $144.8 million, or 1.26% of period end loans. Additionally, with the adoption of ASU 2016-13, the Company recorded separately a reserve for unfunded commitments of $8.6 million, or 0.07% of period end loans. For prior comparative periods, the allowance for non-acquired loan losses was $56.9 million, or 0.62%, of non-acquired period-end loans and $52.0 million, or 0.63%, at March 31, 2019. The ACL provides 2.55 times coverage of nonperforming loans at March 31, 2020. At December 31, 2019 and March 31, 2019, the allowance for loan losses on non-acquired loans provided coverage of 2.50 times and 3.27 times, respectively. We continued to show solid and stable asset quality numbers and ratios as of March 31, 2020.

During the first quarter of 2020, acquired loan interest income increased $587,000 compared to the fourth quarter of 2019. The yield on acquired loans was up to 7.14% at March 31, 2020 from 6.28% at December 31, 2019. The increase in the yield in the first quarter of 2020 was primarily the result of the increase in accretion income recognized in the first quarter of 2020. Accretion income increased from $7.4 million in the fourth quarter of 2019 to $10.9 million in the first quarter of 2020. The higher accretion was directly related to the adoption of CECL and elimination of loan pools, resulting in an acceleration of the recognition of the loan discount. The increase in income on acquired loans from the increase in yield was partially offset by the effects of the reduction in the balance of acquired loans. Acquired period-end loan balances decreased by $173.2 million and acquired loans average balance declined by $208.9 million, from December 31, 2019. This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

The table below provides an analysis of the yield on our total loan portfolio, excluding loans held for sale, including both non-acquired and acquired loans. The acquired loan yield increased from the first quarter of 2019 due to increase in acquired loan accretion related to the adoption of ASU 2016-13, which eliminated loan pools and changed the accounting for credit impaired loans discussed above, together with acquired credit impaired loans being renewed and the cash flow from these assets being extended out, which increased the weighted average life of the loan pools within all acquired loan portfolios.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2020	2019
Average balances:
Acquired loans, net of allowance for loan losses only in comparative period	$2,015,492	$2,947,018
Non-acquired loans	9,424,184	8,075,987
Total loans, excluding held for sale	$11,439,676	$11,023,005

Interest income:
Accretion income on acquired loans (1)	$10,931	$9,662
Acquired loan interest income	24,867	36,421
Total acquired loans	35,798	46,083
Non-acquired loans	96,905	85,537
Total loans, excluding held for sale	$132,703	$131,620

Non-taxable equivalent yield:
Acquired loans	7.14%	6.34%
Non-acquired loans	4.14%	4.30%
Total loans, excluding held for sale	4.67%	4.84%

(1)	The accretion income on acquired loans includes the accretion from the discount on all acquired loans for the three months ended March 31, 2020 and 2019. In our previously filed Quarterly Reports on Form 10-Q, the accretion income on acquired loans included the accretion from the discount on the acquired non-credit impaired loan only. For the prior period, we reclassed the discount recognized related to acquired credit impaired loans to make the table comparable. This change was due to the adoption of ASU 2016-13 on January 1, 2020, which changed the accounting related to the acquired loan portfolio.

Compared to the balance at December 31, 2019, our non-acquired loan portfolio has increased $310.1 million, or 13.5% annualized, to $9.6 billion, driven by increases in almost all categories: consumer real estate lending by $6.7 million, or 1.0% annualized; consumer non real estate lending by $18.5 million, or 13.9% annualized; commercial and industrial by $44.9 million, or 14.1% annualized; commercial owner occupied real estate by $65.8 million, or $14.8% annualized; and commercial non-owner occupied by $181.0 million, or 26.2% annualized. The acquired loan portfolio decreased by $178.3 million to $1.9 billion in the first quarter of 2020 compared to $2.1 billion at December 31, 2019. This decrease was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio. Since March 31, 2019, the non-acquired loan portfolio has grown by $1.3 billion, or 15.1%, driven by increases in most loan categories. Consumer real estate loans, commercial non-owner occupied real estate loans, commercial owner occupied real estate loans, commercial and industrial loans and consumer non real estate loans have accounted for the largest increases contributing $130.5 million, or 5.2%, $534.5 million, or 22.0%, $248.5 million, or 15.5%, $253.7 million, or 23.7%, and $91.9 million, or 19.8% of growth, respectively. Since March 31, 2019, the acquired loan portfolio decreased by $891.5 million, or 31.4% due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.

Compared to the fourth quarter of 2019, non-taxable equivalent net interest income increased $1.6 million or 5.0% annualized. The increase in net interest income during the first quarter of 2020 was mainly due to the increase in interest income on loans of $752,000 (non-acquired loans interest income increased $165,000 and acquired loans interest income increased $587,000), an increase in interest income from investment securities of $812,000 and a decline in interest expense from deposits of $790,000 and from other borrowings of $446,000. The increase in interest income on non-acquired loans was due to an increase in the average balance of $351.1 million through organic loan growth. The effects from the increase in average balance on non-acquired loans was mostly offset by the decline in yield of nine basis points due to the falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July 2019 to October 2019 and then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. The increase in interest income on acquired loans was due to an increase in yield of 86 basis points due to higher accretion income of $3.5 million resulting from the adoption of CECL as discussed above. The increase in interest income from investment securities was due to an increase in the average balance of $133.4 million. The increase in the average balance of investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. The declines in interest expense on interest-bearing deposits and other borrowings was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. The positive effects on net interest income were partially offset by a decline in interest income on federal funds sold, reverse repurchase agreements and interest-earning deposits of $885,000 and on loans held for sale of $333,000. The decrease in interest income from federal funds sold, reverse repurchase agreements and interest-earning deposits was due to decline in yield of 54 basis points due the falling rate environment as well as a decrease in average balance of $35.6 million. The decrease in interest income from loans held for sale was mostly due to a decline in average balance $31.7 million. The non-taxable equivalent net interest margin increased during the first quarter of 2020 compared to the fourth quarter of 2019 by four basis points from 3.63% to 3.67%. The increase in the net interest margin was mainly due to the decline in cost on interest-bearing liabilities of six basis points to 0.78% from 0.84% as well as the increase in yield on acquired loans of 86 basis points to 7.14%. The cost of all categories of interest-bearing liabilities declined during the first quarter of 2020 as interest-bearing deposits declined four basis points, federal funds purchased and repurchase agreements declined six basis points and other borrowings declined 37 basis points. These declines in cost were mainly due to the falling rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. The increase in interest income on acquired loans was due to an increase in yield of 86 basis points due to higher accretion income of $3.5 million resulting from the adoption of CECL as discussed above.

Compared to the first quarter of 2019, non-taxable equivalent net interest income increased $4.7 million, or 15.5% annualized, and the non-taxable equivalent net interest margin decreased to 3.67% from 3.90%. For further discussion of the comparison of net interest income and net interest margin for the periods ended March 31, 2020 and 2019, see Net Interest Income and Margin section below on page 68.

Our quarterly efficiency ratio increased to 62.1% in the first quarter of 2020 compared to 61.6% in the fourth quarter of 2019 and decreased from 63.2% in the first quarter of 2019. The increase in the efficiency ratio compared to the fourth quarter of 2019 was the result of a $6.6 million, or 6.6% increase in noninterest expense partially offset by the effects of a $9.4 million, or 5.8% increase in net interest income and noninterest income. The increase in noninterest expense from the fourth quarter of 2019 was mainly due to a $2.8 million increase in salaries and employee benefits, a $1.6 million increase in other noninterest expense and a $2.6 million decrease in merger and branch consolidation related expense. The increase in net interest income was mainly due to the decrease in interest expense of $1.2 million and the increase in noninterest income was mainly due to a $10.9 million increase in mortgage banking income. The main reason for the decrease in the efficiency ratio compared to the first quarter of 2019 was due to an increase in net interest margin and noninterest income of $16.8 million, or 10.8% partially offset by the effects of a $9.0 million, or 9.2% increase in noninterest expense. The increase in net interest income was mainly due to the increase in interest income of $4.4 million and the increase in noninterest income was mainly due to a $12.3 million increase in mortgage banking income. The increase in noninterest expense was mainly due to an increase in merger and branch consolidation expense of $3.0 million, an increase in salaries and employee benefits of $2.5 million, and an increase in other noninterest expense of $2.1 million.

Diluted EPS and basic EPS decreased to $0.71 and $0.72, respectively, for the first quarter of 2020, from the first quarter 2019 amounts of $1.25 and $1.25, respectively. This was the result of the 45.7% decrease in net income partially offset by a 5.4% decrease in outstanding common shares. The decrease in net income was mainly due the increase in the provision for credit losses of $35.0 million which resulted primarily from forecasted losses taking into consideration the impact that the COVID-19 pandemic will have on the loan portfolio in 2020 and beyond. The decrease in outstanding shares from March 31, 2019 was due to the Company repurchasing 1,985,000 common shares through its share repurchase programs.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Return on average assets (annualized)	0.60%	1.21%
Return on average equity (annualized)	4.15%	7.61%
Return on average tangible equity (annualized)*	8.35%	14.66%
Dividend payout ratio **	65.70%	30.29%
Equity to assets ratio	13.95%	15.42%
Average shareholders’ equity	$2,336,348	$2,364,299

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - See explanation of the dividend payout ratio below.

●	For the three months ended March 31, 2020, return on average tangible equity decreased to 8.35% compared to 14.66% for the same period in 2019. This decrease was the result of a decrease in net income excluding amortization of intangibles of 43.2% partially offset by the effects of a slight decrease of 1.1% in average tangible equity.
●	For the three months ended March 31, 2020, return on average assets was 0.60%, a decrease from 1.21% for the three months ended March 31, 2019, due to a 45.7% decrease in net income partially offset by the effects of an 8.4% increase in average assets.
●	Dividend payout ratio was 65.7% for the three months ended March 31, 2020, and increase from 30.29% for the three months ended March 31, 2019. The increase from the comparable period in 2019 reflects the increase of 17.9% in cash dividends declared per common share as well as a 45.7% decrease in net income. The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period. The dividend payout range for shareholders was adjusted to a range of 30% to 35% annually, from our historical range of 25% to 30% during the first quarter of 2019.
●	Equity to assets ratio was 13.95% for the three months ended March 31, 2020, a decrease from 15.42% for the three months ended March 31, 2019. The decrease from the comparable period in 2019 was due to both an increase in assets of 8.0% and a 2.3% decrease in equity resulting from the Company repurchasing 1,985,000 common shares for $148.5 million since March 31, 2019.

Reconciliation of GAAP to Non-GAAP

The return on average tangible equity is a non-GAAP financial measure that excludes the effect of the average balance of intangible assets and adds back the after-tax amortization of intangibles to GAAP basis net income. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and capital and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider South State’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of South State. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of South State’s results or financial condition as reported under GAAP.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Return on average equity (GAAP)	4.15%	7.61%
Effect to adjust for intangible assets	4.20%	7.05%
Return on average tangible equity (non-GAAP)	8.35%	14.66%

Average shareholders’ equity (GAAP)	$2,336,348	$2,364,299
Average intangible assets	(1,051,491)	(1,064,450)
Adjusted average shareholders’ equity (non-GAAP)	$1,284,857	$1,299,849

Net income (GAAP)	$24,110	$44,367
Amortization of intangibles	3,007	3,281
Tax effect	(451)	(663)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$26,666	$46,985

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the first quarter of 2020 decreased by 24 basis points from 3.92% in the first quarter of 2019 to 3.68%. This decrease was due to a decrease in the yield of interest-earning assets of 31 basis points.

Non-TE net interest margin decreased by 23 basis points from the first quarter of 2019, which was mainly due to the yield on interest-earning assets decreasing by 21 basis points. The decrease in the yield on interest-earning assets was due to decreases in the yield on federal funds sold, reverse repurchase agreements and interest-earning deposits of 131 basis point and decreases in the yield on investment securities of five basis point and on non-acquired loans of 16 basis points. The decrease in these yields was mostly due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. The overall yield on interest-earning assets also declined due to a change in the mix of interest-earning assets. The average balance on federal funds sold, reverse repurchase agreements and interest earning deposit and investments securities, the Company’s lowest yielding assets, increased $797.3 million while the average balance on the acquired loan portfolio, the Company’s highest yielding asset, declined $931.5 million. The decreases in yield on interest-earning assets noted above was partially offset by an increase in the yield on acquired loans. The increase in yield of 80 basis points on acquired loans was due to higher accretion income of $1.3 million and due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios. The higher accretion income was due to the adoption of ASU 2016-13, which eliminated loan pools and changed the accounting for acquired credit impaired loans. The effects from the decline in yield on interest-earning assets were partially offset by a decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities declined 11 basis points from 0.89% in the first quarter of 2019 to 0.78% in the first quarter of 2020. This decrease in cost on interest-bearing liabilities was due to decrease in cost on interest-bearing deposits of 14 basis points, a decrease in cost on federal funds purchased and repurchase agreements of 32 basis points and a decrease in cost on other borrowings of 151 basis points. The decrease in cost on interest-bearing deposits and federal funds purchased and repurchase agreements was due to the falling interest rate environment in the last half of 2019 and first quarter of 2020. The decrease in cost in other borrowings since March 31, 2019 was also due to the falling interest rate environment, but also related to the fact that the Company added $700 million in borrowings ($200 million FHLB borrowings in the second quarter of 2019, $300 million in FHLB borrowings in the first quarter of 2020 and $200 million in FRB borrowings in the first quarter of 2020) at a lower average cost than the borrowings held in the first quarter of 2019. The increase in other borrowings during 2019 was due to the Bank making the strategic decision to use longer term FHLB funding strategy to fund its balance sheet growth while the increase in borrowings in the first quarter of 2020 was to provide the Bank with additional liquidity in reaction to the COVID-19 pandemic.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Non-TE net interest income	$128,013	$123,267
Non-TE yield on interest-earning assets	4.23%	4.54%
Non-TE rate on interest-bearing liabilities	0.78%	0.89%
Non-TE net interest margin	3.67%	3.90%
TE net interest margin	3.68%	3.92%

Non-TE net interest income increased $4.7 million, or 3.9%, in the first quarter of 2020 compared to the same period in 2019. Some key highlights are outlined below:

●	Higher interest income of $4.4 million with non-acquired loan interest income increasing by $11.4 million because of higher average balances resulting from organic loan growth, investment securities interest income increasing by $3.2 million because of higher average balances resulting from the Bank having more funds to invest from the increases in total deposit and other borrowings. The increases in interest income were partially offset by a $10.3 million decline in acquired loan interest income due a decline in average balances of the acquired loan portfolio because of continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans moved to the non-acquired loan portfolio.
●	Lower interest expense of $336,000 with interest-bearing deposit interest expense decreasing $2.2 million due to a lower average cost of 14 basis points. This decline in yield was due to the falling rate environment in the last half of 2019 and first quarter of 2020. This decrease was partially offset by an increase in interest expense of other borrowings of $2.0 million, which was due to a higher average balances in other borrowings of $585.7 million. This increase in other borrowings during 2019 of $500 million was due to the Bank making the strategic decision to use longer term FHLB funding strategy to fund its balance sheet growth during while the increase in borrowings in the first quarter of 2020 of $500 million was to provide the Bank with additional liquidity in reaction to the COVID-19 pandemic.
●	Non-TE yield on interest-earning assets for the first quarter of 2020 decreased 21 basis points from the comparable period in 2019. The decline in yield on interest-earning assets was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020 as well as a change in asset mix. The Bank’s change in asset mix occurred as the average balance on federal funds sold, reverse repurchase agreements and interest earning deposit and investments securities, the Bank’s lowest yielding assets, increased $797.3 million, while the average balance on the acquired loan portfolio, the Bank’s highest yielding asset, declined $931.5 million.
●	The average cost of interest-bearing liabilities for the first quarter of 2020 decreased 11 basis points from the same period in 2019. This decrease in cost on interest-bearing liabilities was due to decrease in cost on interest-bearing deposits of 14 basis points, a decrease in cost on federal funds purchased and repurchase agreements of 32 basis points and a decrease in cost on other borrowings of 151 basis points. The decrease in cost on interest-bearing deposits and federal funds purchased and repurchase agreements was due to the falling interest rate environment in the last half of 2019 and first quarter of 2020. The decrease in cost in other borrowings was also due to the falling interest rate environment, but also related to the fact that the Company added $700 million in borrowings ($200 million FHLB borrowings in the second quarter of 2019, $300 million in FHLB borrowings in the first quarter of 2020 and $200 million in FRB borrowings in the first quarter of 2020) since March 31, 2019 at a lower average cost than the borrowings held in the first quarter of 2019.
●	The Non-TE net interest margin decreased by 23 basis points and the TE net interest margin decreased by 24 basis points in the first quarter of 2020 compared to the first quarter of 2019 due mainly the decline in yield on the interest earning assets, the decline in the average balance of acquired loans of $931.5 million which is the Company’s highest yielding asset and the increases in the average balance of federal funds sold and reverse repurchase agreements and investment securities of $797.3 million which is the Bank’s lowest yielding assets.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	March 31,	% of	December 31,	% of	March 31,	% of
(Dollars in thousands)	2020	Total	2019	Total	2019	Total
Acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$42,720	0.4%	$48,901	0.4%	$135,952	1.2%
Commercial non-owner occupied	473,486	4.1%	512,829	4.5%	714,033	6.4%
Total commercial non-owner occupied real estate	516,206	4.5%	561,730	4.9%	849,985	7.6%
Consumer real estate:
Consumer owner occupied	553,863	4.8%	588,121	5.2%	726,185	6.5%
Home equity loans	225,843	2.0%	239,392	2.1%	283,332	2.5%
Total consumer real estate	779,706	6.8%	827,513	7.3%	1,009,517	9.0%
Commercial owner occupied real estate	327,894	2.8%	374,684	3.3%	485,302	4.4%
Commercial and industrial	92,619	0.8%	105,468	0.9%	179,649	1.6%
Other income producing property	109,785	1.0%	127,937	1.1%	165,942	1.5%
Consumer non real estate	117,761	1.0%	124,941	1.1%	145,114	1.3%
Total acquired loans	1,943,971	16.9%	2,122,273	18.6%	2,835,509	25.4%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	1,062,588	9.2%	968,360	8.5%	810,551	7.3%
Commercial non-owner occupied	1,897,885	16.5%	1,811,138	15.9%	1,615,416	14.5%
Total commercial non-owner occupied real estate	2,960,473	25.7%	2,779,498	24.4%	2,425,967	21.8%
Consumer real estate:
Consumer owner occupied	2,111,542	18.4%	2,118,839	18.6%	2,005,314	18.0%
Home equity loans	532,639	4.6%	518,628	4.6%	508,326	4.6%
Total consumer real estate	2,644,181	23.0%	2,637,467	23.2%	2,513,640	22.6%
Commercial owner occupied real estate	1,849,844	16.1%	1,784,017	15.7%	1,601,360	14.4%
Commercial and industrial	1,325,802	11.5%	1,280,859	11.3%	1,072,070	9.6%
Other income producing property	217,911	1.9%	218,617	1.9%	214,235	1.9%
Consumer non real estate	557,030	4.8%	538,481	4.7%	465,117	4.2%
Other	7,678	0.1%	13,892	0.2%	18,224	0.1%
Total non-acquired loans	9,562,919	83.1%	9,252,831	81.4%	8,310,613	74.6%
Total loans (net of unearned income)	$11,506,890	100.0%	$11,375,104	100.0%	$11,146,122	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $360.8 million, or 3.2%, to $11.5 billion at March 31, 2020 as compared to the same period in 2019. Non-acquired loans or legacy loans increased by $1.3 billion, or 15.1%, from March 31, 2019 to March 31, 2020 through organic loan growth. Acquired loans decreased by $891.5 million, or 31.4% as compared to the same period in 2019. The overall decrease in acquired loans was the result of principal payments, charge-offs, foreclosures and renewals of acquired loans. Acquired loans as a percentage of total loans decreased to 16.9% at March 31, 2020 compared to 25.4% at March 31, 2019. As of March 31, 2020, non-acquired loans as a percentage of the overall portfolio were 83.1% compared to 74.6% at March 31, 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Average total loans	$11,439,676	$11,023,005
Interest income on total loans	132,703	131,620
Non-TE yield	4.67%	4.84%

Interest earned on loans increased $1.1 million in the first quarter of 2020 compared to the first quarter of 2019. Some key highlights for the quarter ended March 31, 2020 are outlined below:

●	Our non-TE yield on total loans decreased seventeen basis points in the first quarter of 2020 compared to the same period in 2019 and average total loans increased $416.7 million or 3.8%, in the first quarter of 2020, as compared to the same period in 2019. The increase in average total loans was the result of 16.7% growth in the average non-acquired loan portfolio, offset by a 31.6% decline in the average acquired loan portfolio during period. The growth in the non-acquired loan portfolio was due to normal organic growth while the decline in the acquired loan portfolio was due to principal payments, charge-offs, and foreclosures. The yield on the non-acquired loan portfolio decreased from 4.30% in the first quarter of 2019 to 4.14% in the same period in 2020 and the yield on the acquired loan portfolio increased from 6.34% in the first quarter of 2019 to 7.14% in the same period in 2020. The yield on the non-acquired loan portfolio decreased mainly due to the falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July 2019 to October 2019 and then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. This effectively decreased the Prime Rate, the rate used in pricing a majority of our new originated loans. The increase in yield of 80 basis points on acquired loans was due to higher accretion income of $1.3 million and due to acquired credit impaired loans being renewed and the cash flow from these assets being extended out, increasing the weighted average life of the loan pools within all acquired loan portfolios. The higher accretion income was due to the adoption of ASU 2016-13, which eliminated loan pools and changed the accounting for acquired credit impaired loans. Even with the yield on acquired loans increasing 80 basis points, the overall yield on the loan portfolio decreased 17 basis points. The effects from the increase in yield on the acquired loan portfolio was offset by the effects of average balance on acquired loans declining $931.5 million. Therefore, the decline in yield on non-acquired loan portfolio of 16 basis points along with the reduction in the average balance of the higher yielding acquired loan portfolio caused the overall yield on loans to decline.

The balance of mortgage loans held for sale increased $12.4 million from December 31, 2019 to $71.7 million at March 31, 2020, and increased $38.4 million from a balance of $33.3 million at March 31, 2019.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At March 31, 2020, investment securities totaled $2.0 billion, compared to $2.0 billion and $1.5 billion at December 31, 2019 and March 31, 2019, respectively. Our investment portfolio increased $29.0 million from December 31, 2019 and $527.3 million from March 31, 2019. The increase in investment securities from December 31, 2019 was a result of purchases of $104.0 million as well as improvements in the market value of the available for sale investment securities portfolio of $40.5 million. These increases were partially offset by maturities, calls and paydowns of investment securities totaling $113.4 million. Net amortization of premiums were $2.7 million in the first three months of 2020. We continue to try and increase our investment securities strategically with the excess funds from deposit growth and the increase in other borrowings in 2019 and the first quarter of 2020. The increase in fair value in the available for sale investment portfolio in the first quarter of 2020 compared to December 31, 2019 was mainly due to the decrease in interest rates in March 2020 in reaction to the COVID-19 pandemic.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Average investment securities	$2,022,726	$1,515,068
Interest income on investment securities	13,314	10,093
Non-TE yield	2.65%	2.70%

Interest earned on investment securities was higher in the first quarter of 2020 compared to the first quarter of 2019, as a result of the Bank carrying a higher average balance in investment securities in the first quarter of 2020 compared to the same period in 2019. The average balance of investment securities during the first quarter of 2020 increased $507.7 million from the first quarter of 2019. With the excess liquidity from the growth in deposits and other borrowings during 2019 and the first quarter of 2020, the Bank used the excess funds to strategically increase the size of its investment portfolio. The yield on the investment portfolio declined five basis points from the first quarter of 2019 compared to the first quarter of 2020 due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020.

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2020
Government-sponsored entities debt	$4,882	$4,921	$39	$4,882	$—	$—	$—
State and municipal obligations	215,387	221,603	6,216	215,387	—	—	—
Mortgage-backed securities *	1,695,191	1,744,671	49,480	—	—	—	1,695,191
	$1,915,460	$1,971,195	$55,735	$220,269	$—	$—	$1,695,191

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

At March 31, 2020, we had 62 securities available for sale in an unrealized loss position, which totaled $2.9 million. At December 31, 2019, we had 143 securities available for sale in an unrealized loss position, which totaled $4.5 million. At March 31, 2019, we had 269 securities available for sale in an unrealized loss position, which totaled $11.9 million.

As of March 31, 2020 as compared to December 31, 2019 and March 31, 2019, the total number of available for sale securities with an unrealized loss position decreased by 81 and 207 securities, respectively, while the total dollar amount of the unrealized loss decreased by $1.6 million and $9.0 million, respectively. This decrease in number and the amount of the unrealized loss was mainly due to the drop in both short and long term interest rates during the last half of 2019 and the first quarter of 2020. In particular, the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic.

All debt securities available for sale in an unrealized loss position as of March 31, 2020 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 – Summary of Significant Account Policies and Note 4 – Investment securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

Other Investments

Other investment securities include primarily our investments in FHLB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2020, we determined that there was no impairment on its other investment securities. As of March 31, 2020, other investment securities represented approximately $63.0 million, or 0.38% of total assets and primarily consists of FHLB stock which totals $56.9 million, or 0.34% of total assets. There were no gains or losses on the sales of these securities for the three months ended March 31, 2020 and 2019, respectively.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Average interest-bearing liabilities	$10,159,093	$9,168,474
Interest expense	19,787	20,123
Average rate	0.78%	0.89%

The average balance of interest-bearing liabilities increased $990.6 million in the first quarter of 2020 compared to the same period in 2019 due to increases in interest-bearing deposits of $360.9 million and in other borrowings of $585.7 million. The increase in average interest-bearing deposits is due to our continued focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $491.5 million during the first quarter of 2020 compared to the same period in 2019. These funds are normally lower cost funds. The increase in other borrowings was due to the Company executing two 90-day FHLB advances of $350.0 million and $150.0 million in March 2019 and another 90-day FHLB advance of $200.0 million in June 2019, each with a cash flow hedge. These advances with these hedges are effectively locking in four and five years of fixed rate funding. The $350.0 million advance is four year funding at a rate of 2.44%, the $150.0 million advance is five year funding at a rate of 2.21% and the $200.0 million advance is five year funding at a rate of 1.89%. In March 2020, the Bank executed another FHLB advance of $300.0 million at a rate of 0.47% for nine months and FRB borrowings of $200.0 million at a rate of 0.25% for three months. The borrowings executed in March 2020 were to provide additional liquidity in reaction to the COVID-19 pandemic. The decrease in interest expense of $336,000 in the first quarter of 2020 compared to the same period in 2019 was driven by lower deposit interest expense of $2.2 million and was mostly offset by an increase in interest expense from other borrowings of $2.0 million. The cost on interest-bearing deposits was 0.65% for the first quarter of 2020 compared to 0.79% for the same period in 2019. The decline in cost related to deposits was due the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. The increase in interest expense related to other borrowing was from an increase in the average balance due to our strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth. This increase was partially offset by a decrease in cost in other borrowings of 151 basis points due to the falling interest rate environment, but also related to the fact that the Company has added $700 million in borrowings since March 31, 2019 at a lower average cost than the borrowings held in the first quarter of 2019. Overall, all these factors resulted in an 11 basis point decrease in the average rate on all interest-bearing liabilities from 0.89% to 0.78% for the three months ended March 31, 2020. Some key highlights are outlined below:

●	Average interest-bearing deposits for the three months ended March 31, 2020 increased 4.2% from the same period in 2019.
●	Interest-bearing deposits increased $278.0 million to $9.0 billion at March 31, 2020 from the period end balance at March 31, 2019 of $8.7 billion. The increase from March 31, 2019 was driven by an increase in money market accounts of $302.4 million and interest-bearing transaction accounts of $128.9 million partially offset by a decline in savings of $36.8 million and in certificate of deposits of $116.5 million. We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin.
●	Average transaction and money market account balances increased $547.4 million, or 10.1% to $6.0 billion from the average balance in the first quarter of 2019. Interest expense on transaction and money market accounts decreased $1.7 million as a result of an 18 basis point decrease in the average cost of funds to 52 basis points for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease in the cost of funds on the transaction and money market account is due to the falling interest rate environment.
●	Average savings account balances decreased 4.1%, or $55.9 million to $1.3 billion from the average balance in the first quarter of 2019. Interest expense on savings accounts decreased $606,000 as a result of a 17 basis point decrease in the average rate to 20 basis points for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease in the cost of funds on savings accounts is due to the falling interest rate environment.

●	The average rate on certificates of deposit and other time deposits for the three months ended March 31, 2020 increased 11 basis points to 1.49% from the comparable period in 2019. Average balances on certificates of deposits and other time deposits for the three months ended March 31, 2020 decreased $130.6 million from the comparable period in 2019. The cost of funds on certificate of deposit has declined five basis points over the past two quarters as interest rates have declined, but is still higher than in the first quarter of 2019 as these type deposits take longer to reprice.
●	In the first quarter of 2020, average other borrowings increased $585.7 million compared to the first quarter of 2019. The average rate on other borrowings experienced a 151 basis point decrease to 2.15% for the three months ended March 31, 2020 compared to 3.66% for the same period in 2019. The increase in average balance was the result of the Company executing $700.0 million in FHLB advances in 2019 to provide funding for growth in the investment and loan portfolios. The increase was also due to the addition of $500.0 million in borrowings in March 2020 to provide additional liquidity in reaction to the COVID-19 pandemic. The decrease in the average cost of other borrowings is also due to the $700.0 million in FHLB advances added in 2019 which have an average effective rate with the hedges of 2.23% and $500.0 million added in March 2020 which have an average effective rate of 0.38%. These borrowings are at a lower cost than our remaining other borrowings which mainly consist of our long term trust preferred borrowings which reprice quarterly and are tied to three month LIBOR. For the first quarter of 2020, the average rate for our long term trust preferred borrowing was 4.16%. The new FHLB borrowings have driven down the average cost of our other borrowings.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $209.4 million, or 6.8%, to $3.3 billion in the first quarter of 2020 compared to $3.1 billion during the same period in 2019. At March 31, 2020, the period end balance of noninterest-bearing deposits was $3.4 billion, exceeding the March 31, 2019 balance by $147.6 million. We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs. Our overall cost of funds including noninterest-bearing deposits was 0.59% for the three months ended March 31, 2020 compared to 0.67% for the three months ended March 31, 2019.

Provision for Expected Credit Losses

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. The Company’s measurement of credit losses policy adheres to GAAP as well as interagency guidance. The Company's ACL is calculated using collectively evaluated and individually evaluated loans.

For collectively evaluated loans, the Company in general uses four modeling approaches to estimate expected credit losses. A prepayment assumption is inherently embedded in the vintage modeling methodology. For all other modeling approaches, the Company projects the contractual run-off of its portfolio at the segment level and incorporates a prepayment assumption in order to estimate exposure at default. When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another segment or should be individually evaluated. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management has determined that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized its own internal data to measure historical credit loss experience with similar risk characteristics within the segments. For the majority of segment models for collectively evaluated loans, the Company incorporated at least one macroeconomic driver either using a statistical regression modeling methodology or simple loss rate modeling methodology. Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party to provide a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, are used by Management to determine the best estimate within the range of expected credit losses. The baseline forecast was used for the two-year reasonable and supportable forecast period. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information within four quarters using a straight-line approach.

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Concentration Risk, 2) Trends in Industry Conditions, 3) Trends in Portfolio Nature, Quality, and Composition, 4) Model Limitations, and 5) Other Qualitative Adjustments. For further discussion of our Allowance for Credit Losses - See Note 2 - Summary of Significant Accounting Policies.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies for further details. As of March 31, 2020, the balance of the ACL was $144.8 million or 1.26% of total loans. The ACL increased $33.4 million from the balance of $111.4 million recorded at adoption of the CECL standard as of January 1, 2020. This increase included a $34.7 million provision of credit losses during the first quarter of 2020. This provision increase was a result of a $31.0 million increase from adjustments in qualitative measures, a $2.3 million increase from collectively evaluated loans, a $1.3 million increase from the impact of net charge offs during the quarter and a $0.1 million decline in the reserve for individually evaluated loans. The increase from qualitative measures was predominately driven by the impact of COVID-19. Forecasts considering the effects of COVID-19 caused a $20.3 million increase in concentration risk from loans with a balance greater than $15.0 million and a $7.3 million increase in model limitations from the impact of the COVID-19. The increase from the provision on collectively evaluated loans is a result of a 0.02% increase from the total loss rate that was used during adoption of CECL. Net charge offs during the first quarter of 2020 were $1.3 million. These net charge offs were primarily driven by the Overdraft/Ready Reserves, HELOCs and Mobile Home segments with net charge offs of $797,000, $211,000 and $326,000, respectively.

At March 31, 2020, the Company also had an ACL on unfunded commitments of $8.6 million which was recorded in Other Liabilities on the Balance Sheet. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its allowance for credit losses on unfunded commitments by $6.5 million. During the first quarter of 2020, the provision for credit losses on unfunded commitments was $1.8 million which was recorded in the provision for credit losses on the Statement of Operations. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first quarter of 2020.

For prior comparative periods, the allowance for non-acquired loan losses was $56.9 million, or 0.62%, of non-acquired period-end loans and $52.0 million, or 0.63%, at March 31, 2019. With the adoption of ASU 2016-13 on January 1, 2020, the allowance was adjusted by $54.5 million. The ACL provides 2.55 times coverage of nonperforming loans at March 31, 2020. At December 31, 2019 and March 31, 2019, the allowance for loan losses on non-acquired loans provided coverage of 2.50 times and 3.27 times, respectively. Net charge-offs to total loans during the first quarter of 2020 were 0.05%. Net charge-offs from non-acquired loans were 0.06% and 0.02% for the three months ended December 31, 2019 and March 31,2019, respectively. On acquired loans only, net charge-offs were 0.04% during the first quarter of 2020. For the fourth quarter of 2019 and first quarter of 2019, acquired loan net charge-offs were net recoveries of (0.01)% and net charge-offs of 0.03%, respectively. We continued to show solid and stable asset quality numbers and ratios as of March 31, 2020.

The following table provides the allocation, by segment, for expected credit losses.

	March 31, 2020
(Dollars in thousands)	Amount	%*

Consumer 1-4 Family Mortgage	$16,033	24.8%
Home Equity Line of Credit	12,050	6.8%
Consumer Non-Mobile Homes	2,732	3.9%
Mobile Home	4,458	1.9%
Land and Builder Finance	7,254	2.2%
Commercial Real Estate Owner-Occupied and Commercial Non-Real Estate	40,345	26.9%
Commercial Income Producing	57,437	24.8%
Business Express and Microbusiness	2,665	8.2%
Ready Reserves	513	0.1%
Overdrafts	855	0.1%
Other	443	0.3%
Total	$144,785	100.0%

*     Loan amortized cost in each category, expressed as a percentage of total loans

The following table presents a summary of the changes in the ACL, for the three months ended March 31, 2020:

Three Months Ended March 31,
(Dollars in thousands)	2020
Allowance for credit losses at January 1	$111,365
Loans Charged‑off	(3,223)
Recoveriesof loans previously charged off	1,909
Net charge‑offs	(1,314)
Provision for loan losses	34,734
Allowance for credit losses at March 31,	$144,785
Average loans, net of unearned income	$11,439,676
Ratio of net charge‑offs to average loans, net of unearned income (annualized)	0.05%
Allowance for credit losses as a percentage of total loans	1.26%

The following table presents a summary of the changes in the ALLL, for comparative periods, prior to the adoption of ASU 2016-13 as follows:

	2019
		Acquired	Acquired
		Non-credit	Credit
	Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(1,245)	(374)	—	(1,619)
Recoveries of loans previously charged off	752	206	—	958
Net charge-offs	(493)	(168)	—	(661)
Provision for loan losses	1,307	168	13	1,488
Reductions due to loan removals	—	—	(103)	(103)
Balance at end of period	$52,008	$—	$4,514	$56,522

Total non-acquired loans:
At period end	$8,310,613
Average	8,075,987
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.02%
Allowance for loan losses as a percentage of period end non-acquired loans	0.63%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	326.89%

Nonperforming Assets

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2020	2019	2019	2019	2019
Non-acquired:
Nonaccrual loans	$19,773	$19,724	$18,310	$14,654	$14,584
Accruing loans past due 90 days or more	119	514	333	280	496
Restructured loans - nonaccrual	4,020	2,578	544	671	830
Total nonperforming loans	23,912	22,816	19,187	15,605	15,910
Other real estate owned (3)	3,478	3,569	3,654	4,345	3,918
Other nonperforming assets (4)	157	136	70	29	152
Total non-acquired nonperforming assets	27,547	26,521	22,911	19,979	19,980
Acquired:
Nonaccrual loans (1)	32,548	10,839	9,596	9,948	14,294
Accruing loans past due 90 days or more	243	275	—	37	264
Total acquired nonperforming loans (2)	32,791	11,114	9,596	9,985	14,558
Acquired OREO and other nonperforming assets:
Acquired OREO (3)	9,366	8,395	9,761	10,161	7,379
Other acquired nonperforming assets (4)	154	184	177	251	403
Total acquired OREO and other nonperforming assets	9,520	8,579	9,938	10,412	7,782
Total nonperforming assets	$69,858	$46,214	$42,445	$40,376	$42,320

Excluding Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (5)	0.29%	0.29%	0.26%	0.23%	0.24%
Total NPAs as a percentage of total assets (6)	0.17%	0.17%	0.15%	0.13%	0.13%
Total NPLs as a percentage of total loans (5)	0.25%	0.25%	0.21%	0.18%	0.19%

Including Acquired Assets
Total NPAs as a percentage of total loans and repossessed assets (5)	0.61%	0.41%	0.38%	0.36%	0.38%
Total NPAs as a percentage of total assets	0.42%	0.29%	0.27%	0.26%	0.27%
Total NPLs as a percentage of total loans (5)	0.49%	0.30%	0.25%	0.23%	0.27%
(1)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans). In prior periods, these loans, which were called acquired credit impaired (“ACI”) loans were excluded from nonperforming assets. The adoption of CECL resulted in the discontinuation of the pool-level accounting for ACI loans and replaced it with loan-level evaluation for nonaccrual status. The Company’s nonperforming loans increased by $21.0 million in the first quarter of 2020 from these loans. The Company has not assumed or taken on any additional risk relative to these assets.
(2)	Prior periods exclude the acquired credit impaired loans that are contractually past due 90 days or more totaling $9.2 million, $8.5 million, $9.5 million, and $15.9 million as of December 31, 2019, September 2019, June 30, 2019, and March 31, 2019, respectively, including the valuation discount.
(3)	Includes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(4)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(5)	Loan data excludes mortgage loans held for sale.
(6)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Nonperforming assets were $69.9 million, or 0.49% of total loans, at March 31, 2020, an increase of $23.6 million, or 51.1%, from December 31, 2019 and an increase of $27.5 million, or 65.1%, from March 31, 2019. The increase in the nonperforming loan balance in the above schedule at March 31, 2020, compared to these prior periods, is due to the addition of $21.0 million, formerly accounted for as credit impaired loans (with ASU 2016-13 are now considered PCD loans), prior to the adoption of ASU 2016-13. Acquired credit impaired loans were considered to be performing in prior periods, due to the application of the accretion method under FASB ASC Topic 310-30. The Company has not assumed or taken on any additional risk relative to these assets. Excluding the addition of these loans in the current period, nonperforming assets increased $2.6 million and $6.5 million, respectively, from December 31, 2019 and March 31, 2019.

Nonperforming non-acquired loans, including restructured loans, were $23.9 million, or 0.25% of non-acquired loans, at March 31, 2020, an increase of $8.0 million, or 50.3%, from March 31, 2019. The increase in nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $6.1 million and an increase in restructured loans of $3.2 million, offset by a decline in consumer nonaccrual loans of $934,000 and a decline in past due 90 day loans still accruing of $377,000. Nonperforming non-acquired loans, including restructured loans, increased by $1.1 million during the first quarter of 2020 from the level at December 31, 2019. This increase was primarily driven by an increase in restructured nonaccrual loans of $1.4 million and consumer nonaccrual loans of $384,000, offset by a decline in commercial nonaccrual loans of $335,000 and past due 90 day loans still accruing of $395,000. Non-acquired nonperforming loans still remain at historically low levels at March 31, 2020.

Nonperforming acquired loans, including restructured loans, were $32.8 million, or 1.69% of acquired loans, at March 31, 2020, an increase of $18.2 million, or 125.3%, from March 31, 2019. Nonperforming acquired loans increased by $21.7 million during the first quarter of 2020, or 195.0%, from December 31, 2019. These increase were primarily due to the application of ASU-2016-13 as discussed above.

At March 31, 2020, OREO totaled $12.8 million which included $3.5 million in non-acquired OREO and $9.3 million in acquired OREO. Total OREO increased $880,000 from December 31, 2019. At March 31, 2020, non-acquired OREO consisted of 17 properties with an average value of $205,000. This compared to 17 properties with an average value of $210,000 at December 31, 2019. At March 31, 2020, acquired OREO consisted of 55 properties with an average value of $170,000. This compared to 42 properties with an average value of $200,000 at December 31, 2019. In the first quarter of 2020, we added one property with an aggregate value of $8,000 into non-acquired OREO, and we sold one property with a basis of $99,000. We added 19 properties with an aggregate value of $2.0 million into acquired OREO, and we sold 6 properties with a basis of $958,000 in the first quarter of 2020.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $8.9 million, or 0.09% of total non-acquired loans outstanding, at March 31, 2020, compared to $7.5 million, or 0.08% of total non-acquired loans outstanding, at December 31, 2019, and compared to $8.0 million, or 0.10% of total non-acquired loans outstanding, at March 31, 2019. Potential problem loans related to acquired loans totaled $7.0 million, or 0.36% of total acquired loans outstanding, at March 31, 2020. Prior to the adoption of ASU 2016-13, prior period acquired problem loans included only the non-credit impaired loans. At December 31, 2019 and March 31, 2019, the acquired non-credit impaired potential problem loans were $4.4 million, or 0.25% of acquired non-credit impaired loans outstanding and $4.2 million, or 0.18% of acquired non-credit impaired loans outstanding, respectively. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. At March 31, 2020 and 2019, noninterest income comprised 25.6%, and 20.6%, respectively, of total net interest income and noninterest income.

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Fees on deposit accounts	$18,141	$17,808
Mortgage banking income	14,647	2,385
Trust and investment services income	7,389	7,269
Securities gains, net	—	541
Recoveries on acquired loans	—	1,867
Other	3,955	2,188
Total noninterest income	$44,132	$32,058

Note that “Fees on deposit accounts” include service charges on deposit accounts and bankcard income

Noninterest income increased by $12.1 million, or 37.7%, during the first quarter of 2020 compared to the same period in 2019. This quarterly change in total noninterest income primarily resulted from the following:

●	Mortgage banking income increased by $12.3 million, or 514.1%, which was a result of higher income from the secondary market of $6.6 million due to higher activity and sales volume resulting from the decrease in interest rates and a higher margin. The gain on sale of mortgage loans increased by $3.9 million and income from the change in fair value in the mortgage pipeline and loans held for sale increased by $3.4 million. Income from mortgage servicing rights, net of the hedge increased $5.7 million mainly as a result of the gains on hedge significantly outpacing the decline in fair value of the MSR resulting from the decline in interest rates;
●	Securities gains, net of $541,000 during the first quarter of 2019 while there were no sales of securities in the first quarter of 2020 and therefore, no gains or losses;
●	There were no recoveries on acquired loans recorded in the income statement in the first quarter of 2020. Due to the adoption of CECL and beginning in 2020, recoveries on acquired loans are no longer recorded through the income statement and will be recorded through the ACL on the balance sheet. In the first quarter of 2019, there were $1.9 million in recoveries on acquired loans recorded through the income statement; and
●	Other noninterest income increased $1.8 million, or 80.8% during the first quarter of 2020 compared to the same period in 2019. This increase was mainly due to $1.2 million in income received from proceeds from the payout on a life insurance policy in the first quarter of 2020. Also, income from our capital markets group increased $509,000 on an increase in swap fees of $2.3 million offset by a decline in the credit valuation adjustment on our swaps of $1.9 million.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
Salaries and employee benefits	$60,978	$58,431
Occupancy expense	12,287	11,612
Information services expense	9,306	9,009
OREO expense and loan related	587	751
Amortization of intangibles	3,007	3,281
Supplies, printing and postage expense	1,505	1,504
Professional fees	2,494	2,240
FDIC assessment and other regulatory charges	2,058	1,535
Advertising and marketing	814	807
Merger and branch consolidation related expense	4,129	1,114
Other	10,082	7,955
Total noninterest expense	$107,247	$98,239

Noninterest expense increased by $9.0 million, or 9.2%, in the first quarter of 2020 as compared to the same period in 2019. The quarterly increase in total noninterest expense primarily resulted from the following:

●	An increase in merger and branch consolidation related expense of $3.0 million compared to the first quarter of 2019. The costs in the first quarter of 2020 were related to the pending merger with CenterState while the costs in the first quarter of 2019 were related to branch consolidation as we closed 13 branches during 2019;
●	Salaries and employee benefits expense increased by $2.5 million, or 4.4%, in the first quarter of 2020 compared to the same period in 2019. This increase was mainly attributable to an increase in employee salaries and wages of $2.0 million and severance pay and related expense of $594,000;
●	Other noninterest expense increased by $2.1 million, or 26.8%, in the first quarter of 2020 compared to the same period in 2019. This increase was mainly attributable to an increase in passive losses on tax credit partnerships of $1.7 million in the first quarter of 2020. Investments in tax credit partnerships have increased $37.6 million, or 64.0% since March 31, 2019.
●	Occupancy expense increased by $675,000, or 5.8% from the first quarter of 2019. This increase was mainly due to an increase in lease expense of $698,000 in the first quarter of 2020 compared to the first quarter of 2019. This increase was due to an increase in expense from new and renewed leases during 2019 along with adjustments made in the first quarter of 2019 from the adoption of the new lease standard.
●	FDIC assessment and other regulatory charges increased by $523,000, or 34.1% in the first quarter of 2020 compared to the same period in 2019. This was due to the Bank’s growth together with changes in the risk assessment.

Income Tax Expense

Our effective income tax rate was 15.0% for the three months ended March 31, 2020 compared to 20.2% for the three months ended March 31, 2019.  The lower effective tax rate was driven mainly by a significant decrease in pretax net income and an increase in federal tax credits in the first quarter of 2020 compared to the first quarter of 2019.  Pretax income was reduced in the current quarter by the large provision for credit losses totaling $36.5 million stemming from the COVID-19 pandemic.  During the first quarter of 2020, the ACL increased by approximately $60.9 million due the adoption of ASU 2016-13 in the first quarter, as well as recording $36.5 million of provision for credit losses due to anticipated losses from COVID-19 pandemic.  The increase in the ACL resulted in a much larger change in deferred income taxes during the quarter than we normally experience.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2020, shareholders’ equity was $2.3 billion, a decrease of $52.0 million, or 2.2%, from December 31, 2019, and a decrease of $55.4 million, or 2.3%, from $2.4 billion at March 31, 2019. The change from year-end was mainly attributable to the common stock dividend paid of $15.8 million, a reduction in capital of $24.7 million from the repurchase of 320,000 shares of common stock through our stock repurchase plans, and a reduction in retained earnings of $44.8 million from a cumulative change in accounting principle from the adoption of ASU 2016-13. These decreases in equity were partially offset by net income of $24.1 million and an increase in accumulated other comprehensive income of $8.7 million. At March 31, 2020, we had an accumulated other comprehensive gain of $9.8 million compared to an accumulated other comprehensive gain of $1.0 million at December 31, 2019. This change was attributable to a $31.5 million, net of tax, improvement in the unrealized gain (loss) position in the available for sale securities portfolio and a $22.8 million, net of tax, decline in the unrealized gain (loss) position related to the cash flow hedges. The change in the unrealized gain (loss) position in the available for sale securities portfolio and the cash flow hedges are due to the decline in interest rates during the last half of 2019 and first quarter in 2020. The decrease in shareholders’ equity from March 31, 2019 was primarily attributable to dividends paid to common shareholders of $60.1 million, a reduction in retained earnings of $44.8 million from a cumulative change in accounting principle from the adoption of ASU 2016-13 and a reduction in capital of $148.4 million from the repurchase of 1,985,000 shares of common stock through our stock repurchase plans. These decreases in equity were partially offset by net income of $166.2 million, an increase from accumulated other comprehensive income of $23.1 million and recognition of share based compensation expense of $8.7 million. Our common equity-to-assets ratio was 13.95% at March 31, 2020, down from 14.90% at December 31, 2019 and 15.42% at March 31, 2019. The decrease from December 31, 2019 was due to both a decrease in equity of 2.2% and an increase in total assets of 4.5%. This was mainly due to the reduction in equity during the first quarter of 2020 from a reduction in retained earnings of $44.8 million from a cumulative change in accounting principle from the adoption of ASU 2016-13 and our repurchase of 320,000 shares of common stock at a cost of $24.7 million.

On January 25, 2019, our Board of Directors approved a new program to repurchase up to 1,000,000 of our common stock, which were repurchased in the first and second quarter of 2019 at an average price of $69.89 per share (excluding commission expense) for a total of $69.9 million. In June 2019, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets (the “new Repurchase Program”). The number of shares to be purchased and the timing of the purchases during 2019 were based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of December 31, 2019, we had repurchased 1,165,000 shares at an average price of $74.72 a share (excluding sales commission) for a total of $87.1 million in common stock under the New Repurchase Program. During the first quarter of 2020, we remained active in repurchasing our common stock and bought 320,000 shares at an average price of $77.29 per share (excludes commission expense), a total of $24.7 million. There were 515,000 shares available for repurchase remaining under the New Repurchase Program as of March 31, 2020.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $3 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime.

Specifically, we are required to maintain the following minimum capital levels:

●a CET1, risk-based capital ratio of 4.5%;

●a Tier 1 risk-based capital ratio of 6%;

●a total risk-based capital ratio of 8%; and

●a leverage ratio of 4%.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-

based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the implementation of CECL; (ii) provide an optional three-year phase-in period for the Day 1 adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. CECL was adopted and became effective on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the Day 1 effects on the Company’s regulatory capital calculations over a three year phase-in.

In March 2020, in reaction to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two years deferral for the start of the three year phase-in of the recognition of the Day 1 effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years, otherwise referred to herein as the 5 year method. The Company would recognize an estimate of the previous method for determining the ACL in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from Day 1 and the deferral difference from the first two years of applying ASU 2016-13 would be phased-in over three years using the straight-line method. The regulatory rules provide a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for ASU 2016-13. The Company chose the 5 year method and is deferring the recognition of the effects from Day 1 and the CECL difference from the first two years of application. If the Company had not chosen to apply a transitional method related to ASU 2016-13, its consolidated common equity tier 1 to risk-weighted assets ratio would be 10.62%, its consolidated tier 1 capital to risk-weighted assets would be 11.56%, its consolidated total capital to risk-weighted assets would be 12.81% and its consolidated tier 1 capital to average assets (leverage ratio) would be 9.23% at March 31, 2020. The Company would still exceed the thresholds for the “well capitalized” regulatory classification.

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

The Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	March 31,	December 31,	March 31,
	2020	2019	2019
South State Corporation:
Common equity Tier 1 risk-based capital	11.09%	11.30%	11.86%
Tier 1 risk-based capital	12.03%	12.25%	12.85%
Total risk-based capital	12.72%	12.78%	13.35%
Tier 1 leverage	9.56%	9.73%	10.52%

South State Bank:
Common equity Tier 1 risk-based capital	11.62%	12.07%	12.67%
Tier 1 risk-based capital	11.62%	12.07%	12.67%
Total risk-based capital	12.31%	12.60%	13.17%
Tier 1 leverage	9.24%	9.59%	10.37%

The Tier 1 leverage ratio decreased compared to December 31, 2019 due to the increase in our average assets and outpacing the increase in our tier 1 risk-based regulatory capital. The CET1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios all decreased compared to December 31, 2019 due to the increase in our risk-based assets outpacing the increase in our tier 1 risk-based and total risk-based regulatory capital. The main reason for the lesser increase in regulatory capital was due to our repurchase of 320,000 shares of common stock at a cost of $24.7 million through our stock repurchase plans in the first quarter of 2020 along with the lower net income this quarter. The main drivers for the increase in both average and risk-weighted assets were loan growth and growth in interest-bearing deposits. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.3 billion, or approximately 15.1%, compared to the balance at March 31, 2019, and by $310.1 million, or 13.5% annualized, compared to the balance at December 31, 2019. The acquired loan portfolio decreased by $887.0 million, or 31.3%, from the balance at March 31, 2019 and by $173.2 million, or 32.9%, annualized, from the balance at December 31, 2019 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio increased $29.0 million, or 5.8%, annualized, compared to the balance at December 31, 2019, and increased by $527.3 million, or 35.0% compared to the balance at March 31, 2019. The increase in investment securities from December 31, 2019 was a result of purchases of $104.0 million as well as improvements in the market value of the available for sale investment securities portfolio of $40.5 million. These increases were partially offset by maturities, calls and paydowns of investment securities totaling $113.4 million. Net amortization of premiums were $2.7 million in the first three months of 2020. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. Total cash and cash equivalents were $1.3 billion at March 31, 2020 as compared to $688.7 million at December 31, 2019 and $949.6 million at March 31, 2019. We borrowed an additional $300.0 million in FHLB advances and $200.0 million in FRB borrowings in the first quarter of 2020 as well as total deposits increased $167.5 million which improved liquidity in the first quarter of 2020. We borrowed an additional $500.0 million in the first quarter of 2020 to provide the Bank additional liquidity in reaction to the COVID-19 pandemic.

At March 31, 2020 and December 31, 2019, we had no traditional, out –of-market brokered deposits, and at March 31, 2019, we had $7.6 million in traditional, out-of-market brokered deposits. At March 31, 2020, December 31, 2019 and March 31, 2019, we had $115.0 million, $45.8 million, and $60.1 million, respectively, of reciprocal brokered deposits. Total deposits were $12.3 billion at March 31, 2020, an increase of $167.5 million or 5.5% annualized from $12.2 billion at December 31, 2019 and an increase of $425.6 million or 3.6%, from $11.9 billion at March 31, 2019. Our deposit growth since December 31, 2019 included an increase in demand deposit accounts of $122.1 million and an increase in savings and money market accounts of $80.6 million partially offset by declines in interest-bearing transaction accounts of $25.8 million and in certificates of deposit of $9.5 million. Other borrowings increased $500.2 million and $699.9 million, respectively, from December 31, 2019 and March 31, 2019 to $1.3 billion at March 31, 2019. Other borrowings at March 31, 2020 included $1.2 billion in FHLB advances and FRB borrowing compared to $700.1 million at December 31, 2019 and $500.1 million at March 31, 2019. We had approximately $115 million in junior subordinated debt at March 31, 2020, December 31, 2019 and March 31, 2019. During the first quarter of 2019, we paid-off early the FHLB advance of $150.0 million that was outstanding at December 31, 2018 that would have matured in December 2019. We then borrowed $500 million in March 2019 and $200 million in June 2019 in 90-day fixed rate FHLB advances, which we currently plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million (a four year agreement) and $350 million (a five year agreement) to manage the interest rate risk related to these 90-day FHLB advances. We borrowed these FHLB advances to provide liquidity for operations, loan growth and investment growth. In March 2020, we executed another FHLB advance of $300.0 million at a rate of 0.47% for nine months and FRB borrowings of $200.0 million at a rate of 0.25% for three months. These borrowings executed in March 2020 were to provide additional liquidity in reaction to the COVID-19 pandemic. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results. Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments. Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2020, our Bank had total federal funds credit lines of $606.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2020, our Bank had $387.3 million of credit available at the Federal Reserve Bank’s Discount Window and had outstanding borrowing of $200.0 million resulting in $187.3 million remaining available at the Federal Reserve Bank Discount Window. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2020, our Bank had a total FHLB credit facility of $2.5 billion with total outstanding FHLB letters of credit consuming $231.1 million, $1.0 billion in outstanding advances and $62,000 in credit enhancements from participation in the FHLB’s Mortgage Partnership Finance Program, leaving $1.2 billion in availability on the FHLB credit facility. The Company has a $25.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances. We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2020, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total risk-based capital, or $380.2 million at March 31, 2020. Based on this criteria, we had three such credit concentrations at March 31, 20120, including loans on hotels and motels of $590.0 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $1.1 billion, and loans to lessors of residential buildings (investment properties and multi-family) of $591.4 million. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

Banking regulators have established guidelines for the construction, land development and other land loans to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At March 31, 2020, December 31, 2019, and March 31, 2019 the Bank’s construction, land development and other land loans as a percentage of total risk-based capital were 72.9%, 68.7%, and 63.2%, respectively. Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital were 229.5%, 225.6% and 219.2% as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively. As of March 31, 2020, December 31, 2019 and March 31, 2019, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these commercial real estate loan ratio guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, South State and the proposed merger with CenterState. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from the COVID-19 pandemic or government or regulatory responses thereto, federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Increased expenses, loss of revenues, and increased regulatory scrutiny associated with our total assets having exceeded $10.0 billion;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Risks related to our proposed merger with CenterState, including:
o	the possibility that the merger does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
o	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
o	potential difficulty in maintaining relationships with clients, employees or business partners as a result of our proposed merger with CenterState;
o	the amount of the costs, fees, expenses and charges related to the merger;

o	problems arising from the integration of the two companies, including the risk that the integration will be materially delayed or will be more costly or difficult than expected;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our proposed merger with CenterState;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company, including our proposed merger with CenterState which is an all-stock transaction;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and including the impact of the Tax Cuts and Jobs Act, the Consumer Financial Protection Bureau rules and regulations, and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Terrorist activities risk that results in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others, including litigation related to our proposed merger with CenterState;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the SEC, including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, including risks and uncertainties disclosed in Part II, Tem 1A. Risk Factors, of this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2020 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2020 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

The Company is providing these additional risk factors to supplement the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have financial center and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;
●	a work stoppage, forced quarantine, or other interruption of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
●	unprecedented volatility in United States financial markets;
●	volatile performance of our investment securities portfolio;
●	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for credit losses;
●	declines in value of collateral for loans, including real estate collateral;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
●	declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has resulted in a higher allowance for credit losses (“ACL”) determined in accordance with the Current Expected Credit Loss, or CECL standard, and may result in increased volatility and further increases in our allowance for loan losses.

The measure of our ACL is dependent on the adoption and interpretation of applicable accounting standards. The Financial Accounting Standards Board issued a new credit impairment model, the Current Expected Credit Loss, or CECL standard, which has become effective and was adopted by us in the first quarter of 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan. This initial measurement took place as of January 1, 2020 at the time of our adoption of CECL, and measurements will occur periodically thereafter. The adoption of the CECL model has materially affected how we determine our ACL and, combined with the effects of the COVID-19 pandemic, required us to significantly increase our allowance as of March 31, 2020.

The CECL model may create more volatility in the level of our ACL, as compared to the “incurred loss” standard that we previously applied in determining our ACL. The CECL model requires us to estimate the lifetime “expected credit loss” with respect to loans and other applicable financial assets, which may change more rapidly than the level of “incurred losses” that would have been used to determine our allowance for loan losses under the prior incurred loss standard. The potentially material effects of the COVID-19 pandemic on lifetime expected credit loss, and the challenges associated with estimating lifetime credit losses in view of the uncertain ultimate impacts of the pandemic, may result in increased volatility and significant additions to our ACL in the future, which could have a material and adverse effect on our business, financial condition and results of operations.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. As of April 30, 2020, we have secured funding of approximately 9,300 loans totaling approximately $1.1 billion though the PPP program. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In January 2019, our Board of Directors approved a share repurchase program allowing us to repurchase up to 1,000,000 shares of our common stock, which replaced and superseded our prior share repurchase program. In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock (the “New Repurchase Program”), which began once all shares were repurchased under the previous Repurchase Program. As of March 31, 2020, we have repurchased 1,485,000 shares of the 2,000,000 shares authorized for repurchase under the New Repurchase Program and may repurchase up to an additional 515,000 shares of common stock under the New Repurchase Program. In the first quarter of 2020, we repurchased 320,000 shares of our common stock at an average price of $77.29 per share (excludes cost of commission) for a total of $24.7 million.

The following table reflects share repurchase activity during the first quarter of 2020:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

January 1 - January 31	14,573	*	$84.38	—	835,000
February 1 - February 29	323,069	*	77.17	320,000	515,000
March 1 - March 31	6,925	*	60.53	—	515,000

Total	344,567			320,000	515,000
*

For the months ended January 31, 2020, February 29, 2020 and March 31, 2020, total includes 14,573 shares, 3,069 shares and 6,925 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2004 or 2019 stock repurchase programs to repurchase shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

Exhibit No.	Description

Exhibit 2.1

Agreement and Plan of Merger, dated as of January 25, 2020, by and between CenterState Bank Corporation and South State Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2020). †

Exhibit 3.1	Amended and Restated Articles of Incorporation of South State Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed on October 28, 2014).

Exhibit 3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of South State Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed on October 27, 2017).

Exhibit 3.3	Amended and Restated Bylaws of South State Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8 K filed on January 27, 2016).

Exhibit 4.1	Specimen South State Corporation Common Stock Certificate (incorporated by reference as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2015).

Exhibit 4.2	Description of Securities (incorporated by reference as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2020).

Exhibit 10.1*

Third Amended and Restated Employment and Noncompetition Agreement between South State Corporation and Robert R. Hill, Jr., dated January 25, 2020 (incorporated by reference as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2020).

Exhibit 10.2*

Third Amended and Restated Employment and Noncompetition Agreement between South State Corporation and John C. Pollok, dated January 25, 2020 (incorporated by reference as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2020).

Exhibit 10.3*

Employment Agreement between South State Bank and Renee R. Brooks, dated January 25, 2020 (incorporated by reference as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2020).

Exhibit 10.4*

Employment Agreement between South State Bank and Greg A. Lapointe, dated January 25, 2020 (incorporated by reference as Exhibit 10.32 to the Registrant’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on March 6, 2020).

Exhibit 10.5*

Employment Agreement between South State Bank and John S. Goettee, dated January 25, 2020 (incorporated by reference as Exhibit 10.33 to the Registrant’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on March 6, 2020).

Exhibit 10.6*

Employment Agreement between South State Bank and Jonathan Kivett, dated January 25, 2020 (incorporated by reference as Exhibit 10.34 to the Registrant’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on March 6, 2020).

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended March, 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of

Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

Exhibit 104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

† Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

* Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: May 4, 2020	/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2020	/s/ John C. Pollok
John C. Pollok
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2020	/s/ Keith S. Rainwater
Keith S. Rainwater
Executive Vice President and
Principal Accounting Officer