Form 10-Q
period 2020-06-30
SOUTH STATE Corp
filed 2020-08-07
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-12669

SOUTH STATE CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-0799315
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1101 First Street South, Suite 202
Winter Haven, Florida	33880
(Address of principal executive offices)	(Zip Code)

(863) 293-4710

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2020
Common Stock, $2.50 par value	70,921,674

South State Corporation and Subsidiary

June 30, 2020 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,	June 30,
	2020	2019	2019
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$380,661	$262,019	$251,631
Federal funds sold and interest-bearing deposits with banks	3,109,853	377,692	556,991
Deposits in other financial institutions (restricted cash)	873,194	48,993	43,349
Total cash and cash equivalents	4,363,708	688,704	851,971
Trading securities, at fair value	494	—	—
Investment securities:
Securities available for sale, at fair value (Cost of $3,075,776 and allowance for credit losses of $0 for June 30, 2020)	3,137,718	1,956,047	1,717,276
Other investments	133,430	49,124	49,124
Total investment securities	3,271,148	2,005,171	1,766,400
Loans held for sale	603,275	59,363	47,796
Loans:
Acquired - non-purchased credit deteriorated loans	11,577,833	1,760,427	2,180,281
Acquired - purchased credit deteriorated loans (formerly acquired credit-impaired loans)	3,323,754	356,782	419,961
Non-acquired	10,597,560	9,252,831	8,621,327
Less allowance for credit losses	(434,608)	(56,927)	(53,590)
Loans, net	25,064,539	11,313,113	11,167,979
Other real estate owned	18,016	6,539	8,721
Bank property held for sale	25,541	5,425	5,785
Premises and equipment, net	627,943	317,321	321,348
Bank owned life insurance	556,807	234,567	231,708
Deferred tax assets	107,532	31,316	28,240
Derivatives assets	978,257	15,463	17,587
Mortgage servicing rights	25,441	30,525	30,332
Core deposit and other intangibles	170,911	49,816	56,351
Goodwill	1,603,383	1,002,900	1,002,900
Other assets	308,361	160,869	146,219
Total assets	$37,725,356	$15,921,092	$15,683,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$9,915,700	$3,245,306	$3,255,906
Interest-bearing	20,041,585	8,931,790	8,666,374
Total deposits	29,957,285	12,177,096	11,922,280
Federal funds purchased	362,347	56,581	37,654
Securities sold under agreements to repurchase	358,132	242,160	260,375
Corporate and subordinated debentures	389,180	115,833	115,500
Other borrowings	700,099	700,103	700,914
Reserve for unfunded commitments	21,051	335	335
Derivative liabilities	1,017,933	30,485	30,286
Other liabilities	427,479	225,486	242,015
Total liabilities	33,233,506	13,548,079	13,309,359
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000, 80,000,000 and 80,000,000 shares; 70,907,119, 33,744,385 and 34,735,587 shares issued and outstanding, respectively	177,268	84,361	86,839
Surplus	3,759,166	1,607,740	1,676,229
Retained earnings	542,677	679,895	609,444
Accumulated other comprehensive income	12,739	1,017	1,466
Total shareholders’ equity	4,491,850	2,373,013	2,373,978
Total liabilities and shareholders’ equity	$37,725,356	$15,921,092	$15,683,337

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of (Loss) Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$167,707	$135,388	$300,741	$267,222
Investment securities:
Taxable	10,920	9,551	22,835	18,148
Tax-exempt	1,505	1,617	2,904	3,113
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	432	3,426	1,884	4,889
Total interest income	180,564	149,982	328,364	293,372
Interest expense:
Deposits	12,624	17,393	27,061	34,038
Federal funds purchased and securities sold under agreements to repurchase	391	673	1,006	1,426
Corporate and subordinated debentures	1,971	1,450	3,162	2,935
Other borrowings	3,021	3,287	6,564	4,527
Total interest expense	18,007	22,803	37,793	42,926
Net interest income	162,557	127,179	290,571	250,446
Provision for loan losses	151,474	3,704	188,007	5,192
Net interest income after provision for loan losses	11,083	123,475	102,564	245,254
Noninterest income:
Fees on deposit accounts	16,679	18,741	34,820	36,549
Mortgage banking income	18,371	5,307	33,018	7,692
Trust and investment services income	7,138	7,720	14,527	14,989
Correspondent banking and capital market income	10,067	861	10,560	845
Securities gains, net	—	1,709	—	2,250
Recoveries on acquired loans	—	1,347	—	3,214
Other	2,092	1,933	5,554	4,137
Total noninterest income	54,347	37,618	98,479	69,676
Noninterest expense:
Salaries and employee benefits	81,720	58,547	142,698	116,978
Occupancy expense	15,959	11,849	28,246	23,461
Information services expense	12,155	8,671	21,462	17,680
OREO expense and loan related	1,107	881	1,694	1,632
Pension plan termination expense	—	9,526	—	9,526
Amortization of intangibles	4,665	3,268	7,672	6,549
Supplies, printing and postage expense	1,610	1,495	3,115	2,999
Professional fees	2,848	2,781	5,342	5,021
FDIC assessment and other regulatory charges	2,403	1,455	4,461	2,990
Advertising and marketing	531	959	1,345	1,766
Merger and branch consolidation related expense	40,279	2,078	44,408	3,058
Other	11,835	7,897	21,917	15,986
Total noninterest expense	175,112	109,407	282,360	207,646
(Loss) earnings:
(Loss) income before provision for income taxes	(109,682)	51,686	(81,317)	107,284
(Benefit of) provision for income taxes	(24,747)	10,226	(20,492)	21,457
Net (loss) income	$(84,935)	$41,460	$(60,825)	$85,827
(Loss) earnings per common share:
Basic	$(1.96)	$1.18	$(1.58)	$2.43
Diluted	$(1.96)	$1.17	$(1.58)	$2.42
Weighted average common shares outstanding:
Basic	43,318	35,089	38,439	35,268
Diluted	43,318	35,300	38,439	35,461

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(84,935)	$41,460	$(60,825)	$85,827
Other comprehensive (loss) income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	6,208	22,766	46,658	37,061
Tax effect	(1,366)	(5,008)	(10,265)	(8,153)
Reclassification adjustment for losses included in net income	—	118	—	3,116
Tax effect	—	(26)	—	(686)
Net of tax amount	4,842	17,850	36,393	31,338
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	(4,359)	(11,275)	(34,315)	(13,943)
Tax effect	959	2,480	7,549	3,067
Reclassification adjustment for (gains) losses included in interest expense	1,964	(350)	2,686	(343)
Tax effect	(432)	77	(591)	75
Net of tax amount	(1,868)	(9,068)	(24,671)	(11,144)
Change in pension plan and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	—	—	—	—
Tax effect	—	—	—	—
Reclassification adjustment for changes included in net income	—	7,767	—	7,888
Tax effect	—	(1,709)	—	(1,735)
Net of tax amount	—	6,058	—	6,153
Other comprehensive income, net of tax	2,974	14,840	11,722	26,347
Comprehensive (loss) income	$(81,961)	$56,300	$(49,103)	$112,174

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended June 30, 2020 and 2019

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, March 31, 2019	35,368,521	$88,421	$1,719,396	$582,034	$(13,374)	$2,376,477
Comprehensive income:
Net income	—	—	—	41,460	—	41,460
Other comprehensive income, net of tax effects	—	—	—	—	14,840	14,840
Total comprehensive income						56,300
Cash dividends declared on common stock at $.40 per share	—	—	—	(14,050)	—	(14,050)
Employee stock purchases	5,950	15	328	—	—	343
Stock options exercised	—	—	—	—	—	—
Restricted stock awards (forfeitures)	6,571	16	(16)	—	—	—
Stock issued pursuant to restricted stock units	1,736	5	(5)	—	—	—
Common stock repurchased - buyback plan	(641,200)	(1,603)	(45,270)	—	—	(46,873)
Common stock repurchased	(5,991)	(15)	(430)	—	—	(445)
Share-based compensation expense	—	—	2,226	—	—	2,226
Balance, June 30, 2019	34,735,587	$86,839	$1,676,229	$609,444	$1,466	$2,373,978
Balance, March 31, 2020	33,444,236	$83,611	$1,584,322	$643,345	$9,765	$2,321,043
Comprehensive loss:
Net loss	—	—	—	(84,935)	—	(84,935)
Other comprehensive income, net of tax effects	—	—	—	—	2,974	2,974
Total comprehensive loss						(81,961)
Cash dividends declared at $.47 per share	—	—	—	(15,733)	—	(15,733)
Employee stock purchases	6,901	17	368	—	—	385
Stock options exercised	5,056	13	143	—	—	156
Restricted stock awards (forfeitures)	8,330	21	(21)	—	—	—
Stock issued pursuant to restricted stock units	264,640	661	(661)	—	—	—
Common stock repurchased	(93,113)	(233)	(5,348)	—	—	(5,581)
Share-based compensation expense	—	—	11,727	—	—	11,727
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState acquisition	—	—	15,487	—	—	15,487
Balance, June 30, 2020	70,907,119	$177,268	$3,759,166	$542,677	$12,739	$4,491,850

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2020 and 2019

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income:
Net income	—	—	—	85,827	—	85,827
Other comprehensive income, net of tax effects	—	—	—	—	26,347	26,347
Total comprehensive income						112,174
Cash dividends declared on common stock at $0.78 per share	—	—	—	(27,491)	—	(27,491)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	—	—	—
Employee stock purchases	5,950	15	328	—	—	343
Stock options exercised	12,722	32	370	—	—	402
Restricted stock awards (forfeitures)	6,602	17	(17)	—	—	—
Stock issued pursuant to restricted stock units	50,965	127	(127)	—	—	—
Common stock repurchased - buyback plan	(1,141,200)	(2,853)	(77,287)	—	—	(80,140)
Common stock repurchased	(29,001)	(73)	(1,890)	—	—	(1,963)
Share-based compensation expense	—	—	4,357	—	—	4,357
Balance, June 30, 2019	34,735,587	$86,839	$1,676,229	$609,444	$1,466	$2,373,978
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive loss:
Net loss	—	—	—	(60,825)	—	(60,825)
Other comprehensive income, net of tax effects	—	—	—	—	11,722	11,722
Total comprehensive loss						(49,103)
Cash dividends declared on common stock at $0.94 per share	—	—	—	(31,573)	—	(31,573)
Employee stock purchases	6,901	17	368	—	—	385
Stock options exercised	17,541	44	516	—	—	560
Restricted stock awards (forfeitures)	8,828	22	(22)	—	—	—
Stock issued pursuant to restricted stock units	296,075	740	(740)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,915)	—	—	(24,715)
Common stock repurchased	(117,680)	(294)	(7,151)	—	—	(7,445)
Share-based compensation expense	—	—	13,734	—	—	13,734
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState acquisition	—	—	15,487	—	—	15,487
Cumulative change in accounting principle due to the adoption of ASU 2016-13	—	—	—	(44,820)	—	(44,820)
Balance, June 30, 2020	70,907,119	$177,268	$3,759,166	$542,677	$12,739	$4,491,850

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(60,825)	$85,827
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,252	16,837
Provision for credit losses	188,007	5,192
Deferred income taxes	(21,442)	1,457
Gains on sale of securities, net	—	(2,250)
Trading securities revenue	(59)	—
Purchases of trading securities	(17,485)	—
Proceeds from sale of trading securities	17,051	—
Share-based compensation expense	13,734	4,357
Accretion of discount related to acquired loans	(21,039)	(6,518)
(Gains) losses on disposal of premises and equipment	(239)	3,723
Losses (gains) on sale of bank premises and other repossessed real estate	79	(380)
Net amortization of premiums on investment securities	5,523	3,325
Bank premises and other repossessed real estate write downs	350	487
Fair value adjustment for loans held for sale	(11,621)	730
Originations and purchases of loans held for sale	(796,272)	(327,348)
Proceeds from sales of loans held for sale	737,760	306,062
Gains on sales of loans held for sale	(20,202)	(4,314)
Bank owned life insurance income	(2,753)	(2,707)
Net change in:
Accrued interest receivable	(18,700)	(2,653)
Prepaid assets	(3,577)	(2,025)
Operating Leases	2,858	504
Bank owned life insurance	13,567	1,105
Derivative assets	(65,552)	(12,496)
Miscellaneous other assets	26,318	(24,031)
Accrued interest payable	(1,554)	1,449
Accrued income taxes	(5,121)	470
Derivative liabilities	98,885	25,865
Miscellaneous other liabilities	(6,075)	27,589
Net cash provided by operating activities	69,868	100,257
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	189,327
Proceeds from maturities and calls of investment securities available for sale	252,809	113,039
Proceeds from sales of other investment securities	42,034	45
Purchases of investment securities available for sale	(295,652)	(463,473)
Purchases of other investment securities	(28,744)	(23,566)
Net increase in loans	(1,045,044)	(214,785)
Net cash received from acquisitions	2,566,376	—
Recoveries of loans previously charged off	4,933	1,949
Purchases of premises and equipment	(9,082)	(8,116)
Proceeds from sale of bank premises and other repossessed real estate	2,862	4,428
Proceeds from sale of premises and equipment	9	8
Net cash provided by (used in) investing activities	1,490,501	(401,144)
Cash flows from financing activities:
Net increase in deposits	2,157,236	275,346
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	20,191	27,381
Proceeds from borrowings	500,000	700,001
Repayment of borrowings	(500,004)	(150,004)
Common stock issuance	385	343
Common stock repurchases	(32,160)	(82,103)
Dividends paid on common stock	(31,573)	(27,491)
Stock options exercised	560	402
Net cash provided by financing activities	2,114,635	743,875
Net increase in cash and cash equivalents	3,675,004	442,988
Cash and cash equivalents at beginning of period	688,704	408,983
Cash and cash equivalents at end of period	$4,363,708	$851,971
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$39,347	$41,476
Income taxes	$2,878	$20,903
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$—	$82,160
Recognition of operating lease assets in exchange for lease liabilities	$5,121	$4,950
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$18,910,560	$—
Other intangible assets acquired	130,862	—
Liabilities assumed	17,380,016	—
Net identifiable assets acquired over liabilities assumed	600,483	—
Common stock issued in acquisition	2,246,327	—
Real estate acquired in full or in partial settlement of loans	$4,054	$7,632

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to herein as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2020, as amended on March 6, 2020, should be referenced when reading these unaudited condensed consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiary. References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

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

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2020, the accrued interest receivable for investment securities available for sale recorded in Other Assets was $11.4 million.

Management no longer evaluates securities for other-than-temporary impairment, otherwise referred to herein as OTTI, as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities, changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses in the Statements of Income.

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

Management uses systematic methodologies to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. The Company’s ACL is calculated using collectively evaluated and individually evaluated loans.

As South State Corporation (“South State”) and CenterState Bank Corporation (“CSFL”) and each company’s wholly owned bank subsidiaries, South State Bank (“SSB”) and CenterState Bank, N.A. (“CSB”) merged effective June 7, 2020, management collectively evaluated loans utilizing two different methodologies for the second quarter 2020. Management plans to consolidate the two methodologies into one during the second half of 2020.

For the legacy SSB loans, the Company collectively evaluates loans that share similar risk characteristics. In general, Management has segmented loans by loan purpose. The Company collectively evaluates loans within the following 10 consumer and commercial segments: Consumer 1-4 Family Mortgage, Home Equity Line of Credit (“HELOC”), Consumer Non-Mobile Homes, Mobile Homes, Ready Reserve, Overdrafts, Land and Builder Finance Group Construction, Commercial Real Estate Owner-Occupied and Commercial Non-Real Estate, Commercial Income-Producing, and Business Express (“BEX”) and Microbusiness. The Consumer 1-4 Family Mortgage segment is further segmented by vintage year of origination or renewal. Although BEX and Microbusiness loans would typically be segmented within other commercial segments, Management has determined that BEX and Microbusiness loans share unique commercial risk characteristics such that there is a streamlined underwriting process more similar in nature to a consumer underwriting process. Legacy SSB Commercial loans that have a total credit exposure greater than $100,000 but less than $1.5 million are eligible for the expedited BEX process; Commercial loans of $100,000 or less, which are typically for equipment, fleet or other small business needs, are eligible for the expedited Microbusiness process.

For collectively evaluated legacy SSB loans, the Company in general uses four modeling approaches to estimate expected credit losses. The Company applies a vintage modeling methodology for the Consumer 1-4 Family Mortgage segment. The Company applies a statistical linear regression modeling methodology for the HELOC, Consumer Non-Mobile Homes, Land and Builder Finance Group Construction, Commercial Real Estate Owner-

Occupied and Commercial Non-Real Estate, Commercial Income-Producing, and Ready Reserve segments. The Company applies a loss rate modeling methodology that includes one macroeconomic driver for the Mobile Homes and BEX and Microbusiness segments. Further, the Company applies an average loss rate modeling methodology for the Overdrafts segment. A prepayment assumption is inherently embedded in the vintage modeling methodology. For all other modeling approaches, the Company projects the contractual run-off of its portfolio at the segment level and incorporates a prepayment assumption in order to estimate exposure at default.

For legacy SSB loans, management has determined that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized its own internal data to measure historical credit loss experience with similar risk characteristics within the legacy SSB loan segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For the majority of segment models for collectively evaluated loans, the Company incorporated at least one macroeconomic driver either using a statistical regression modeling methodology or simple loss rate modeling methodology.

For legacy SSB loans, management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates a 50% probability of the United States economy performing better than this projection and the same as the probability that it will perform worse. The baseline forecast was used for the two-year reasonable and supportable forecast period. Management determined that the forecast period was consistent with how the Company has historically forecasted for its profitability planning. Management has evaluated the appropriateness of the reasonable and supportable forecast for the current period along with the inputs used in the estimation of expected credit losses. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information within four quarters using a straight-line approach. Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique. Management has evaluated the appropriateness of a reversion period for the current period and noted that it was reasonable. Management has excluded the legacy South State’s purchased failed financial institution’s transaction loss history in its reversion to the historical average loss rate.

Included in its systematic methodology to determine its ACL for legacy SSB loans held for investment and certain off-balance-sheet credit exposures, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Concentration Risk, 2) Trends in Industry Conditions, 3) Trends in Portfolio Nature, Quality, and Composition, 4) Model Limitations, and 5) Other Qualitative Adjustments. For Concentration Risk, the Company incorporates qualitative adjustments to the formulaic model results for large loan concentrations, industry concentrations, geographic concentrations, and new market territories with limited or no loss history available. For Trends in Industry Conditions, the Company incorporates qualitative adjustments to the formulaic model result for drivers selected by our Credit Administration department that were not incorporated in the final statistical model or loss rate model. For Trends in Portfolio Nature, Quality, and Composition, the Company incorporates qualitative adjustments to the formulaic model results for underwriting exception trends, classified asset trends, delinquency trends, lending policies and procedures, and appraisal policies. For Model Limitations, the Company incorporates qualitative adjustments to the formulaic model results for predictive power, data limitations, and forecast risk. For Other Qualitative Adjustments, the Company incorporates qualitative adjustments to the formulaic model results for staff turnover rate/experience, staff coverage rate, changes in the training, legal or regulatory changes, natural disasters/weather events, political climate, and other “one-off” items.

For acquired CSFL loans, the allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (DCF) method is utilized for each loan in a pool, and the results are aggregated to the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates, prepayment speeds). The company has identified the following portfolio segments: Commercial Real Estate, Multifamily, Hotel/Lodging, Municipal, Commercial and Industrial, Construction and Land Development, Residential Construction, Residential 1st Mortgage, Residential 2nd Mortgage, Home Equity Lines of Credit, and Consumer and Other.

For acquired CSFL loans, Management has determined that the peer loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized peer call report data to measure historical credit loss experience with similar risk characteristics within the acquired CSFL loan segments over an economic cycle. For the majority of segment models for collectively evaluated loans, the Company incorporated at least two macroeconomic drivers using a statistical regression modeling methodology.

Management considers forward-looking information in estimating expected credit losses. For acquired CSFL loans, the Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates a 50% probability of the United States economy performing better than this projection and the same as the probability that it will perform worse. Management has evaluated the appropriateness of the reasonable and supportable forecast scenarios and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally utilizes a four quarter forecast and a four quarter reversion period for acquired CSFL loans.

Included in its systematic methodology to determine its ACL for acquired CSFL loans, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Lending Policy 2) Economic conditions not captured in models 3) Volume and Mix of Loan Portfolio 4) Past Due Trends 5) Concentration Risk 6) External Factors 7) Model Limitations.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. Considering the size of the Company, management maintains a net book balance threshold of $1.0 million for individually-evaluated loans unless further analysis in the future suggests a change is needed to this threshold based on the credit environment at that time. Prior to the current quarter, the net book balance threshold was $250,000 for legacy SSB loans and $500,000 for acquired CSFL loans. Generally, individually-evaluated loans other than Troubled Debt Restructurings, otherwise referred to herein as “TDRs,” are on nonaccrual status. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. For legacy SSB consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e. the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For legacy SSB commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology to calculate the effect of the concession provided to the borrower in TDR within the ACL. There were no new TDRs added from the CSFL merger.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic.

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e. ACI or Purchased Credit Impaired) were treated as PCD loans. Further, the legacy CSFL loans that were individually evaluated were identified as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2020, the accrued interest receivable for loans recorded in Other Assets was $94.5 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of June 30, 2020, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $21.1 million. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statements of Income.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance was effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Based on effects of the COVID-19 pandemic on the economy and on our stock price, we evaluated our goodwill based on ASU 2017-04 at March 31, 2020 and determined there was no impairment of goodwill or other intangibles. We also evaluated the carrying value of goodwill as of April 30, 2020, our annual test date, and again, determined that no impairment charge was necessary.

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

		January 1, 2020
	As Reported Under	Pre-ASC 326	Impact of ASC 326
Dollars in thousands	ASC 326	Adoption	Adoption

Assets:
Allowance for Credit Losses on Debt Securities
Investment Securities - Available for Sale	$1,956,047	$1,956,047	$—	A
Investment Securities - Held to Maturity	—	—	—	A
Loans
Non - Acquired Loans	9,252,831	9,252,831	—
Acquired Loans	2,118,940	2,117,209	1,723	B
Allowance for Credit Losses on Loans	(111,365)	(56,927)	(54,438)	C
Deferred Tax Asset	43,955	31,316	12,639	D
Accrued Interest Receivable - Loans	30,009	28,332	1,677	B

Liabilities:
Reserve for Loan Losses - Unfunded Commitments	6,756	335	6,421	E

Equity:
Retained Earnings	635,075	679,895	(44,820)	F

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

Issued But Not Yet Adopted Accounting Standards

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in this update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications and hedging relationships. The Company has established a LIBOR Committee and is currently evaluating the impact of adopting ASU 2020-04 on the consolidated financial statements including evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates that are being discontinued.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying the amending existing guidance. Some of the simplification items included are 1) simplification for intraperiod tax allocations where entities will determine the tax effect of pre-tax income or loss from continuing operation without consideration of the tax effect of other items that are not included in continuing operations, 2) simplification for calculating income taxes in an interim period when a year-to-day loss exceeds the anticipated loss for the year allowing an entity to record a benefit for year-to-date loss in excess of its forecasted loss, 3) simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. We do not believe this update will have a material impact on our consolidated financial statements.

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

Note 4— Mergers and Acquisitions

CenterState Bank Corporation (“CSFL”)

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, of Winter Haven, Florida, the bank holding company for CSB, in a stock transaction.  Pursuant to the Merger Agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, SSB, a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “Bank Merger”). In connection with the Bank Merger, CSB changed its name to “South State Bank, National Association” (hereinafter referred to as the “Bank”). CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.26 billion including the value of the conversion of CSFL’s outstanding stock options and restricted stock totaling $15.5 million.

In the acquisition, the Company acquired $12,920,749 of loans, including PPP loans, at fair value, net of $269.1 million, or 2.04%, estimated discount to the outstanding principal balance, representing 113.6% of the Company’s total loans at December 31, 2019. Of the total loans acquired, management identified $3.1 billion that had more than insignificantly deteriorated since origination and were thus determined to be Purchased Credit Deteriorated (“PCD”) loans.

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $125.9 million, which will be amortized utilizing a sum-of-the-years’-digit method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

During the three and six month periods ending June 30, 2020, the Company incurred approximately $40.2 million and $44.3 million, respectively, of acquisition costs related to this transaction. There were no expenses incurred related to this acquisition for the three and six month periods ending June 30, 2019. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Consolidated Statements of Income.

The CSFL transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial
	As Recorded	Fair Value		As Recorded by
(Dollars in thousands, except per share data)	by CSFL	Adjustments		the Company
Assets
Cash and cash equivalents	$2,566,450	$—		$2,566,450
Investment securities	1,188,403	5,507	(a)	1,193,910
Loans held for sale	453,578	—		453,578
Loans, net of allowance and mark	12,969,091	(48,342)	(b)	12,920,749
Premises and equipment	324,396	2,392	(c)	326,788
Intangible assets	1,294,211	(1,163,349)	(d)	130,862
OREO and repossessed assets	10,849	(791)	(e)	10,058
Bank owned life insurance	333,053	—		333,053
Deferred tax asset	54,123	(8,681)	(f)	45,442
Other assets	1,061,136	(604)	(g)	1,060,532
Total assets	$20,255,290	$(1,213,868)		$19,041,422

Liabilities
Deposits:
Noninterest-bearing	$5,291,443	$—		$5,291,443
Interest-bearing	10,312,370	19,702	(h)	10,332,072
Total deposits	15,603,813	19,702		15,623,515
Federal funds purchased and securities sold under agreements to repurchase	401,546	—		401,546
Other borrowings	278,900	(7,401)	(i)	271,499
Other liabilities	1,088,048	(4,592)	(j)	1,083,456
Total liabilities	17,372,307	7,709		17,380,016
Net identifiable assets acquired over (under) liabilities assumed	2,882,983	(1,221,577)		1,661,406
Goodwill	—	600,483		600,483
Net assets acquired over liabilities assumed	$2,882,983	$(621,094)		$2,261,889

Consideration:
South State Corporation common shares issued				37,271,069
Purchase price per share of the Company's common stock				$60.27

Company common stock issued ($2,246,327) and cash exchanged for fractional shares ($74)				$2,246,401
Stock option conversion				8,080
Restricted stock conversion				7,407
Fair value of total consideration transferred				$2,261,888

Explanation of fair value adjustments

(a)— Represents the reversal of CSFL's existing fair value adjustments of $40.7 million and the adjustment to record securities at fair value (premium) totaling $46.2 million (includes reclassification of all securities held as HTM to AFS totaling $175.7 million).

(b)— Represents approximately 2.04%, or $269.1 million, total mark of the loan portfolio including a 1.97%, or $259.7 million credit mark, based on a third party valuation. Also, includes the reversal of CSFL's ending allowance for credit losses of $158.2 million and fair value adjustments of $62.6 million.

(c)— Represents the MTM adjustment of $4.0 million on leased assets partially offset by the write-off of deminimus fixed assets of $1.6 million.

(d)— Represents approximately a 1.28% core deposit intangible, or $125.9 million from a third party valuation. This amount is net of $84.9 million existing core deposit intangible and $1.2 billion of existing goodwill from CSFL’s prior transactions that was reversed.

(e)— Represents the reversal of prior valuation reserves of $878,000 and recorded new valuation reserves of $1.7 million on both OREO and other repossessed assets.

(f)— Represents deferred tax assets related to fair value adjustments with effective tax rate of 22.0%. This includes an adjustment from the CSFL tax rate to our tax rate. The difference in tax rates relates to state income taxes.

(g)— Represents a valuation reserve of bank property held for sale of $3.8 million and a fair value adjustment of a lease receivable of $116,000. These amounts are offset by positive fair value adjustment for investment in low income housing of $3.3 million.

(h)— Represents estimated premium for fixed maturity time deposits of $20.2 million partially offset by the reversal of existing CSFL fair value adjustments related to time deposit marks from other merger transactions of $546,000.

(i)— Represents the recording of a discount of $12.5 million on TRUPs from a third party valuation partially offset by the reversal of the existing CSFL discount on TRUPs and other debt of $5.1 million.

(j)— Represents the reversal of an existing $7.1 million unfunded commitment reserve at purchase date partially offset by a fair value adjustment to increase lease liabilities associated with rental facilities totaling $2.5 million.

Comparative and Pro Forma Financial Information for the CSFL Acquisition

Pro-forma data for the three and six month periods ending June 30, 2020 and 2019 listed in the table below presents pro-forma information as if the CSFL acquisition occurred at the beginning of 2019. These results combine the historical results of CSFL in the Company’s Consolidated Statement of (Loss) Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2019.

Merger-related costs of $44.3 million from the CSFL acquisition were incurred during 2020, and were excluded from pro forma information below. In addition, no adjustments have been made to the pro-formas to eliminate the provision for loan losses in 2019 of CSFL in the amount of $3.8 million. Pro-forma data for the year 2020 eliminated the non-PCD provision recorded on the acquisition date of $119.1 million. If the CSFL acquisition occurred at the beginning of 2019, the acquisition date loan loss reserve amount would have been recorded directly through retained earnings upon adoption of CECL on January 1, 2020. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by CSFL in either 2020 or 2019. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2020 and 2021 for the CSFL merger. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended	Six Months Ended	Six Month Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total revenues (net interest income plus noninterest income)	$415,049	$353,372	$785,210	$678,648
Net interst income	$266,431	$277,811	$536,670	$541,729
Net adjusted income available to the common shareholder	$116,891	$101,120	$167,968	$214,400
EPS - basic	$1.64	$1.37	$2.37	$3.10
EPS - diluted	$1.64	$1.36	$2.36	$3.08

The disclosures regarding the results of operations for CSFL subsequent to its respective acquisition date are omitted as this information is not practical to obtain. Although the Company has not converted CSFL’s core system, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine CSFL’s results of operation on a stand-alone basis.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2020:
Government-sponsored entities debt*	$4,882	$31	$—	$4,913
U.S. Treasuries	199,988	—	(1)	199,987
State and municipal obligations	443,732	10,487	(565)	453,654
Mortgage-backed securities**	2,421,586	54,214	(2,331)	2,473,469
Corporate securities	5,588	107	—	5,695
	$3,075,776	$64,839	$(2,897)	$3,137,718
December 31, 2019:
Government-sponsored entities debt*	$25,356	$585	$—	$25,941
State and municipal obligations	204,150	5,029	(764)	208,415
Mortgage-backed securities**	1,711,257	14,209	(3,775)	1,721,691
	$1,940,763	$19,823	$(4,539)	$1,956,047
June 30, 2019:
Government-sponsored entities debt*	$65,604	$933	$(8)	$66,529
State and municipal obligations	177,533	4,614	(1)	182,146
Mortgage-backed securities**	1,457,544	13,983	(2,926)	1,468,601
	$1,700,681	$19,530	$(2,935)	$1,717,276

* -  Our government-sponsored entities holdings are comprised of debt securities offered by Freddie Mac, Fannie Mae, Ginnie Mae, the FHLB, and FFCB.

** - All of the mortgage-backed securities are issued by government-sponsored entities; there are no private-label holdings. Also, included in our mortgage-backed securities are debt securities offered by the SBA, which have the full faith and credit backing of the United States Government.

There were no realized gains or losses on the sale of securities for the three and six months ended June 30, 2020 compared to a net realized gain of $1.7 million and $2.3 million for the three and six months ended June 30, 2019. The net realized gain of $2.3 million for the six months ended June 30, 2019 includes net realized gains totaling $5.4 million from the sale of VISA Class B shares. If the gains from the VISA Class B share are excluded, the Company would have had a net realized loss of $3.1 million on the sale of available for sale securities for the six months ended June 30, 2019.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
June 30, 2020:
Federal Home Loan Bank stock	$44,754
Federal Reserve Bank stock	78,194
Investment in unconsolidated subsidiaries	4,941
Other nonmarketable investment securities	5,541
$133,430
December 31, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124
June 30, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2020, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt and equity securities at June 30, 2020 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities
	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$205,930	$205,953
Due after one year through five years	41,971	43,177
Due after five years through ten years	494,853	512,055
Due after ten years	2,333,022	2,376,533
	$3,075,776	$3,137,718

Information pertaining to our securities with gross unrealized losses at June 30, 2020, December 31, 2019 and June 30, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2020:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
U.S. Treasuries	1	199,987	—	—
State and municipal obligations	565	97,363	—	—
Mortgage-backed securities	1,486	369,234	845	68,994
Corporate securities	—	—	—	—
	$2,052	$666,584	$845	$68,994
December 31, 2019:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	764	42,070	—	—
Mortgage-backed securities	2,422	461,658	1,353	141,982
	$3,186	$503,728	$1,353	$141,982
June 30, 2019:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$8	$5,742
State and municipal obligations	—	1,490	1	1,153
Mortgage-backed securities	324	64,960	2,602	330,213
	$324	$66,450	$2,611	$337,108

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, the FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of June 30, 2020 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 2 – Summary of Significant Account Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Note 6 — Loans

The following is a summary of total loans:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2020	2019	2019
Loans:
Commercial non-owner occupied real estate:
Construction and land development	$1,999,062	$1,017,261	$957,346
Commercial non-owner occupied	6,021,317	2,323,967	2,398,249
Total commercial non-owner occupied real estate	8,020,379	3,341,228	3,355,595
Consumer real estate:
Consumer owner occupied	4,421,247	2,706,960	2,762,266
Home equity loans	1,378,406	758,020	778,234
Total consumer real estate	5,799,653	3,464,980	3,540,500
Commercial owner occupied real estate	4,762,520	2,158,701	2,047,933
Commercial and industrial	5,341,363	1,386,327	1,271,464
Other income producing property	650,237	346,554	367,353
Consumer	916,623	663,422	641,746
Other loans	8,372	13,892	1,601
Total loans	25,499,147	11,375,104	11,226,192
Less allowance for credit losses	(434,608)	(61,991)	(58,213)
Loans, net	$25,064,539	$11,313,113	$11,167,979

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the current period June 30, 2020, to include net deferred cost of $64.7 million and unamortized discount total related to loans acquired of $160.8 million. Accrued interest receivable (AIR) of $94.5 million is accounted for separately and reported in other assets. The allowance for credit losses in the comparative periods includes the day 2 valuation allowance on the acquired credit impaired loans, which was $5.1 million at December 31, 2019 and $4.6 million at June 30, 2019.

The comparative periods in the above table reflect the loan portfolio prior to the adoption of ASU 2016-13. Prior periods were reported as shown in the below tables, with the acquired loans being net of unearned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.

The following is a summary of non-acquired loans for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	June 30,
(Dollars in thousands)	2019	2019
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$968,360	$879,724
Commercial non-owner occupied	1,811,138	1,723,640
Total commercial non-owner occupied real estate	2,779,498	2,603,364
Consumer real estate:
Consumer owner occupied	2,118,839	2,079,949
Home equity loans	518,628	514,242
Total consumer real estate	2,637,467	2,594,191
Commercial owner occupied real estate	1,784,017	1,589,987
Commercial and industrial	1,280,859	1,114,513
Other income producing property	218,617	214,203
Consumer	538,481	503,468
Other loans	13,892	1,601
Total non-acquired loans	9,252,831	8,621,327
Less allowance for loan losses	(56,927)	(53,590)
Non-acquired loans, net	$9,195,904	$8,567,737

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	June 30,
(Dollars in thousands)	2019	2019
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$33,569	$60,391
Commercial non-owner occupied	447,441	595,367
Total commercial non-owner occupied real estate	481,010	655,758
Consumer real estate:
Consumer owner occupied	496,431	577,284
Home equity loans	188,732	208,777
Total consumer real estate	685,163	786,061
Commercial owner occupied real estate	307,193	376,187
Commercial and industrial	101,880	151,579
Other income producing property	95,697	111,006
Consumer	89,484	99,690
Acquired non-credit impaired loans	$1,760,427	$2,180,281

The unamortized discount related to the acquired non-credit impaired loans totaled $20.3 million and $26.9 million at December 31, 2019, and June 30, 2019, respectively.

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

	December 31,	June 30,
(Dollars in thousands)	2019	2019
Acquired credit impaired loans:
Commercial real estate	$130,938	$164,540
Commercial real estate—construction and development	25,032	27,014
Residential real estate	163,359	184,208
Consumer	35,488	38,624
Commercial and industrial	7,029	10,198
Acquired credit impaired loans	361,846	424,584
Less allowance for loan losses	(5,064)	(4,623)
Acquired credit impaired loans, net	$356,782	$419,961

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

We utilize a risk grading matrix to assign a risk grade to each commercial loan. Classified loans are assessed at a minimum every six months. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average, however, still acceptable credit risk.
●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$ 199,936	$ 510,803	$ 279,428	$ 103,847	$ 57,641	$ 69,826	$ 34,926	$ 1,256,407
Special mention	2,257	2,873	1,180	1,659	4,442	24,916	-	37,327
Substandard	956	1,276	847	1,994	640	6,054	-	11,767
Doubtful	-	-	-	-	-	9	-	9
Total Construction and land development	$ 203,149	$ 514,952	$ 281,455	$ 107,500	$ 62,723	$ 100,805	$ 34,926	$ 1,305,510

Commercial non-owner occupied
Risk rating:
Pass	$ 475,488	$ 1,245,957	$ 960,265	$ 846,420	$ 798,704	$ 1,434,433	$ 69,448	$ 5,830,715
Special mention	18,033	19,105	13,728	13,909	23,116	58,534	-	146,425
Substandard	544	490	891	4,013	748	37,491	-	44,177
Doubtful	-	-	-	-	-	-	-	-
Total Commercial non-owner occupied	$ 494,065	$ 1,265,552	$ 974,884	$ 864,342	$ 822,568	$ 1,530,458	$ 69,448	$ 6,021,317

Commercial Owner Occupied
Risk rating:
Pass	$ 389,994	$ 963,362	$ 772,833	$ 655,842	$ 515,748	$ 1,237,377	$ 36,912	$ 4,572,068
Special mention	4,321	4,748	11,088	11,847	16,454	47,071	75	$ 95,604
Substandard	1,082	8,507	3,602	18,947	9,584	52,617	504	$ 94,843
Doubtful	-	-	-	-	-	5	-	$ 5
Total commercial owner occupied	$ 395,397	$ 976,617	$ 787,523	$ 686,636	$ 541,786	$ 1,337,070	$ 37,491	$ 4,762,520

Commercial and industrial
Risk rating:
Pass	$ 2,728,441	$ 682,631	$ 544,702	$ 373,812	$ 250,446	$ 438,143	$ 245,202	$ 5,263,377
Special mention	4,131	7,403	2,294	7,046	2,481	25,136	5,546	54,037
Substandard	510	915	6,093	4,885	2,644	6,685	2,206	23,938
Doubtful	-	-	1	3	2	4	1	11
Total commercial and industrial	$ 2,733,082	$ 690,949	$ 553,090	$ 385,746	$ 255,573	$ 469,968	$ 252,955	$ 5,341,363

Other income producing property
Risk rating:
Pass	$ 64,034	$ 89,123	$ 86,317	$ 72,317	$ 78,294	$ 161,177	$ 6,595	$ 557,857
Special mention	2,007	2,289	1,646	438	1,001	13,529	100	21,010
Substandard	835	951	704	1,542	1,803	13,507	47	19,389
Doubtful	-	-	-	-	-	7	-	7
Total other income producing property	$ 66,876	$ 92,363	$ 88,667	$ 74,297	$ 81,098	$ 188,220	$ 6,742	$ 598,263

Consumer owner occupied
Risk rating:
Pass	$ 3,217	$ 5,495	$ 660	$ 422	$ 1,597	$ 5,216	$ 15,729	$ 32,336
Special mention	23	4,070	253	65	-	177	353	$ 4,941
Substandard	128	391	143	90	8	349	-	$ 1,109
Doubtful	-	-	-	1	-	-	-	$ 1
Total Consumer owner occupied	$ 3,368	$ 9,956	$ 1,056	$ 578	$ 1,605	$ 5,742	$ 16,082	$ 38,387

Other loans
Risk rating:
Pass	$ 8,372	$ -	$ -	$ -	$ -	$ -	$ -	$ 8,372
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other loans	$ 8,372	$ -	$ -	$ -	$ -	$ -	$ -	$ 8,372

Total Commercial Loans
Risk rating:
Pass	$ 3,869,482	$ 3,497,371	$ 2,644,205	$ 2,052,660	$ 1,702,430	$ 3,346,172	$ 408,812	$ 17,521,132
Special mention	30,772	40,488	30,189	34,964	47,494	169,363	6,074	359,344
Substandard	4,055	12,530	12,280	31,471	15,427	116,703	2,757	195,223
Doubtful	-	-	1	4	2	25	1	33
Total Commercial Loans	$ 3,904,309	$ 3,550,389	$ 2,686,675	$ 2,119,099	$ 1,765,353	$ 3,632,263	$ 417,644	$ 18,075,732

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. The following table presents the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$ 432,211	$ 693,736	$ 716,053	$ 652,993	$ 501,874	$ 1,360,705	$ -	$ 4,357,572
30 days past due	116	614	519	852	-	5,381	-	7,482
60 days past due	1,874	399	1,147	-	6	2,184	-	5,610
90 days past due	524	952	418	513	405	9,384	-	12,196
Total Consumer owner occupied	$ 434,725	$ 695,701	$ 718,137	$ 654,358	$ 502,285	$ 1,377,654	$ -	$ 4,382,860

Home equity loans
Days past due:
Current	$ 3,390	$ 7,482	$ 11,064	$ 2,981	$ 995	$ 35,243	$ 1,304,946	$ 1,366,101
30 days past due	88	50	-	52	-	325	2,405	2,920
60 days past due	-	91	161	10	-	202	989	1,453
90 days past due	-	68	-	137	316	3,073	4,338	7,932
Total Home equity loans	$ 3,478	$ 7,691	$ 11,225	$ 3,180	$ 1,311	$ 38,843	$ 1,312,678	$ 1,378,406

Consumer
Days past due:
Current	$ 162,479	$ 257,578	$ 149,477	$ 83,299	$ 53,149	$ 194,897	$ 9,965	$ 910,844
30 days past due	57	186	262	227	46	991	16	1,785
60 days past due	29	165	75	42	47	912	8	1,278
90 days past due	162	239	335	257	66	1,657	-	2,716
Total consumer	$ 162,727	$ 258,168	$ 150,149	$ 83,825	$ 53,308	$ 198,457	$ 9,989	$ 916,623

Construction and land development
Days past due:
Current	$ 128,584	$ 358,469	$ 125,820	$ 32,759	$ 10,547	$ 36,800	$ -	$ 692,979
30 days past due	-	-	-	-	-	24	-	24
60 days past due	-	-	150	125	-		-	275
90 days past due	-	-	-	-	-	274	-	274
Total Construction and land development	$ 128,584	$ 358,469	$ 125,970	$ 32,884	$ 10,547	$ 37,098	$ -	$ 693,552

Other income producing property
Days past due:
Current	$ 2,837	$ 1,802	$ 2,686	$ 4,502	$ 3,928	$ 36,205	-	$ 51,960
30 days past due	-	-	-	-	-	14	-	14
60 days past due	-	-	-	-	-	-	-	-
90 days past due	-	-	-	-	-	-	-	-
Total other income producing property	$ 2,837	$ 1,802	$ 2,686	$ 4,502	$ 3,928	$ 36,219	$ -	$ 51,974

Total Consumer Loans
Days past due:
Current	$ 729,501	$ 1,319,067	$ 1,005,100	$ 776,534	$ 570,493	$ 1,663,850	$ 1,314,911	$ 7,379,456
30 days past due	261	850	781	1,131	46	6,735	2,421	12,225
60 days past due	1,903	655	1,533	177	53	3,298	997	8,616
90 days past due	686	1,259	753	907	787	14,388	4,338	23,118
Total Consumer Loans	$ 732,351	$ 1,321,831	$ 1,008,167	$ 778,749	$ 571,379	$ 1,688,271	$ 1,322,667	$ 7,423,415

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Total Loans	$ 4,636,660	$ 4,872,220	$ 3,694,842	$ 2,897,848	$ 2,336,732	$ 5,320,534	$ 1,740,311	$ 25,499,147

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$959,206	$871,393	$1,787,306	$1,714,606	$1,754,801	$1,561,594
Special mention	7,095	5,948	22,410	7,557	19,742	16,310
Substandard	2,059	2,383	1,422	1,477	9,474	12,083
Doubtful	—	—	—	—	—	—
	$968,360	$879,724	$1,811,138	$1,723,640	$1,784,017	$1,589,987

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2019	2019	2019	2019	2019
Pass	$1,256,465	$1,090,519	$213,291	$208,598	$5,971,069	$5,446,710
Special mention	16,055	16,279	3,966	4,376	69,268	50,470
Substandard	8,339	7,715	1,360	1,229	22,654	24,887
Doubtful	—	—	—	—	—	—
	$1,280,859	$1,114,513	$218,617	$214,203	$6,062,991	$5,522,067

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$2,094,080	$2,052,808	$508,054	$502,305	$536,002	$501,474
Special mention	9,585	9,936	4,490	5,731	487	443
Substandard	15,174	17,205	6,084	6,206	1,992	1,551
Doubtful	—	—	—	—	—	—
	$2,118,839	$2,079,949	$518,628	$514,242	$538,481	$503,468

	Other		Consumer Total
	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019
Pass	$13,892	$1,601	$3,152,028	$3,058,188
Special mention	—	—	14,562	16,110
Substandard	—	—	23,250	24,962
Doubtful	—	—	—	—
	$13,892	$1,601	$3,189,840	$3,099,260

The following table presents the credit risk profile by risk grade of total non-acquired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Total Non-acquired Loans
	December 31,	June 30,
(Dollars in thousands)	2019	2019
Pass	$9,123,097	$8,504,898
Special mention	83,830	66,580
Substandard	45,904	49,849
Doubtful	—	—
	$9,252,831	$8,621,327

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

			Commercial Non-owner
	Construction & Development		Occupied		Commercial Owner Occupied
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$31,690	$58,165	$432,710	$583,416	$300,678	$359,783
Special mention	966	821	14,162	5,753	3,092	12,841
Substandard	913	1,405	569	6,198	3,423	3,563
Doubtful	—	—	—	—	—	—
	$33,569	$60,391	$447,441	$595,367	$307,193	$376,187

			Other Income Producing
	Commercial & Industrial		Property		Commercial Total
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2019	2019	2019	2019	2019
Pass	$97,092	$145,733	$87,892	$103,325	$950,062	$1,250,422
Special mention	2,948	2,616	5,837	6,140	27,005	28,171
Substandard	1,840	3,230	1,968	1,541	8,713	15,937
Doubtful	—	—	—	—	—	—
	$101,880	$151,579	$95,697	$111,006	$985,780	$1,294,530

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$486,433	$566,433	$174,912	$196,254	$86,535	$96,766
Special mention	6,434	6,749	5,679	5,459	654	637
Substandard	3,564	4,102	8,141	7,064	2,295	2,287
Doubtful	—	—	—	—	—	—
	$496,431	$577,284	$188,732	$208,777	$89,484	$99,690

	Consumer Total
	December 31,	June 30,
	2019	2019
Pass	$747,880	$859,453
Special mention	12,767	12,845
Substandard	14,000	13,453
Doubtful	—	—
	$774,647	$885,751

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Total Acquired
	Non-credit Impaired Loans
	December 31,	June 30,
(Dollars in thousands)	2019	2019
Pass	$1,697,942	$2,109,875
Special mention	39,772	41,016
Substandard	22,713	29,390
Doubtful	—	—
	$1,760,427	$2,180,281

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

			Commercial Real Estate—
			Construction and
	Commercial Real Estate		Development
	December 31,	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2019	2019	2019
Pass	$108,762	$132,852	$17,756	$18,665
Special mention	6,465	13,811	2,904	3,181
Substandard	15,711	17,877	4,372	5,168
Doubtful	—	—	—	—
	$130,938	$164,540	$25,032	$27,014

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2019	2019	2019	2019	2019
Pass	$82,203	$93,303	$4,483	$4,896	$5,160	$6,389
Special mention	35,968	39,020	12,658	13,250	286	508
Substandard	45,188	51,885	18,347	20,478	1,583	3,301
Doubtful	—	—	—	—	—	—
	$163,359	$184,208	$35,488	$38,624	$7,029	$10,198

	Total Acquired
	Credit Impaired Loans
	December 31,	June 30,
	2019	2019
Pass	$218,364	$256,105
Special mention	58,281	69,770
Substandard	85,201	98,709
Doubtful	—	—
	$361,846	$424,584

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total			Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Non-Accruing	Loans
June 30, 2020
Commercial real estate:
Construction and land development	$1,516	$928	$—	$2,444	$1,993,651	$2,967	$1,999,062
Commercial non-owner occupied	1,027	750	—	1,777	6,009,897	9,643	6,021,317
Commercial owner occupied	3,477	411	16	3,904	4,722,026	36,590	4,762,520
Consumer real estate:
Consumer owner occupied	6,982	4,677	310	11,969	4,371,397	37,881	4,421,247
Home equity loans	2,500	1,414	—	3,914	1,361,489	13,003	1,378,406
Commercial and industrial	9,070	3,703	1,107	13,880	5,320,273	7,210	5,341,363
Other income producing property	1,047	275	38	1,360	640,932	7,945	650,237
Consumer	1,524	895	—	2,419	907,633	6,571	916,623
Other loans	16	9	—	25	8,347	—	8,372
	$27,159	$13,062	$1,471	$41,692	$25,335,645	$121,810	$25,499,147

The following table presents an aging analysis of past due accruing loans, segregated by class for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	30 - 59 Days	60 - 89 Days	90+ Days	Total			Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Non-Accruing	Loans
December 31, 2019
Commercial real estate:
Construction and land development	$321	$34	$—	$355	$967,511	$494	$968,360
Commercial non-owner occupied	114	—	—	114	1,810,264	760	1,811,138
Commercial owner occupied	3,218	553	—	3,771	1,776,764	3,482	1,784,017
Consumer real estate:
Consumer owner occupied	752	—	—	752	2,110,719	7,368	2,118,839
Home equity loans	1,343	39	—	1,382	515,673	1,573	518,628
Commercial and industrial	2,097	100	110	2,307	1,272,360	6,192	1,280,859
Other income producing property	208	—	404	612	217,159	846	218,617
Consumer	690	201	—	891	536,003	1,587	538,481
Other loans	25	3	—	28	13,864		13,892
	$8,768	$930	$514	$10,212	$9,220,317	$22,302	$9,252,831
June 30, 2019
Commercial real estate:
Construction and land development	$630	$54	$265	$949	$878,229	$546	$879,724
Commercial non-owner occupied	—	—	—	—	1,723,125	515	1,723,640
Commercial owner occupied	1,474	2,583	—	4,057	1,582,471	3,459	1,589,987
Consumer real estate:
Consumer owner occupied	497	114	—	611	2,072,464	6,874	2,079,949
Home equity loans	370	136	—	506	511,886	1,850	514,242
Commercial and industrial	1,003	365	10	1,378	1,112,815	320	1,114,513
Other income producing property	674	514	—	1,188	212,606	409	214,203
Consumer	593	240	—	833	501,283	1,352	503,468
Other loans	—	—	—	—	1,601	—	1,601
	$5,241	$4,006	$275	$9,522	$8,596,480	$15,325	$8,621,327

The following table presents an aging analysis of past due accruing loans, segregated by class for acquired non-credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	30 - 59 Days	60 - 89 Days	90+ Days	Total			Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Non-Accruing	Loans
December 31, 2019
Commercial real estate:
Construction and land development	$20	$—	$92	$112	$32,758	$699	$33,569
Commercial non-owner occupied	144	1,146	76	1,366	445,682	393	447,441
Commercial owner occupied	890	702	—	1,592	304,698	903	307,193
Consumer real estate:
Consumer owner occupied	637	24	59	720	493,361	2,350	496,431
Home equity loans	232	55	—	287	185,378	3,067	188,732
Commercial and industrial	93	204	—	297	100,861	722	101,880
Other income producing property	378	4,309	48	4,735	89,861	1,101	95,697
Consumer	364	191	—	555	87,325	1,604	89,484
	$2,758	$6,631	$275	$9,664	$1,739,924	$10,839	$1,760,427
June 30, 2019
Commercial real estate:
Construction and land development	$169	$169	$—	$338	$58,846	$1,207	$60,391
Commercial non-owner occupied	640	—	—	640	594,450	277	595,367
Commercial owner occupied	933	366	—	1,299	373,780	1,108	376,187
Consumer real estate:
Consumer owner occupied	970	—	—	970	574,615	1,699	577,284
Home equity loans	878	216	—	1,094	204,660	3,023	208,777
Commercial and industrial	1,266	1,543	—	2,809	147,806	964	151,579
Other income producing property	897	10	37	944	109,834	228	111,006
Consumer	393	139	—	532	97,716	1,442	99,690
	$6,146	$2,443	$37	$8,626	$2,161,707	$9,948	$2,180,281

The following table presents an aging analysis of past due accruing loans, segregated by class for acquired credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2019
Commercial real estate	$2,283	$—	$2,659	$4,942	$125,996	$130,938
Commercial real estate—construction and development	—	—	393	393	24,639	25,032
Residential real estate	2,838	976	5,571	9,385	153,974	163,359
Consumer	820	283	534	1,637	33,851	35,488
Commercial and industrial	118	910	75	1,103	5,926	7,029
	$6,059	$2,169	$9,232	$17,460	$344,386	$361,846
June 30, 2019
Commercial real estate	$883	$244	$4,263	$5,390	$159,150	$164,540
Commercial real estate—construction and development	126	—	152	278	26,736	27,014
Residential real estate	3,011	2,101	4,302	9,414	174,794	184,208
Consumer	567	174	664	1,405	37,219	38,624
Commercial and industrial	49	—	80	129	10,069	10,198
	$4,636	$2,519	$9,461	$16,616	$407,968	$424,584

The following is a summary of information pertaining to nonaccrual loans by class, including restructured loans:

	December 31,	June 30,	Greater than	Non-accrual
(Dollars in thousands)	2019	2020	90 Days Accruing(1)	with no allowance(1)
Commercial non-owner occupied real estate:
Construction and land development	$1,193	$2,967	$—	$1,803
Commercial non-owner occupied	1,154	9,643	—	5,351
Total commercial non-owner occupied real estate	2,347	12,610	—	7,154
Consumer real estate:
Consumer owner occupied	9,718	37,881	310	20,224
Home equity loans	4,640	13,003	—	5,596
Total consumer real estate	14,358	50,884	310	25,820
Commercial owner occupied real estate	4,385	36,590	16	17,096
Commercial and industrial	6,913	7,210	1,107	5,154
Other income producing property	1,947	7,945	38	5,305
Consumer	3,191	6,571	—	1,072
Total loans on nonaccrual status	$33,141	$121,810	$1,471	$61,601
(1)	– Greater than 90 days accruing and non-accrual with no allowance loans at June 30, 2020.

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 2 – Summary of Significant Accounting Policies for further detailed on individually evaluated loans. The increase in the nonaccrual balance in the above schedule, compared to December 31, 2019, is mostly due to the addition of nonaccrual loans of $69.3 million through the merger with CSFL. The increase was also partially due to the addition of $21.0 million of PCD loans, formerly accounted for as credit impaired loans, prior to the adoption of ASU 2016-13. These loans were previously excluded from nonaccrual loans. The adoption of CECL resulted in the discontinuation of the pool-level accounting for acquired credit impaired loans and replaced it with loan-level evaluation for nonaccrual status.

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	June 30,
(Dollars in thousands)	2019	2019
Commercial non-owner occupied real estate:
Construction and land development	$363	$299
Commercial non-owner occupied	732	481
Total commercial non-owner occupied real estate	1,095	780
Consumer real estate:
Consumer owner occupied	7,202	6,688
Home equity loans	1,468	1,740
Total consumer real estate	8,670	8,428
Commercial owner occupied real estate	3,482	3,459
Commercial and industrial	4,092	285
Other income producing property	798	351
Consumer	1,587	1,351
Restructured loans	2,578	671
Total loans on nonaccrual status	$22,302	$15,325

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	June 30,
(Dollars in thousands)	2019	2019
Commercial non-owner occupied real estate:
Construction and land development	$699	$1,207
Commercial non-owner occupied	393	277
Total commercial non-owner occupied real estate	1,092	1,484
Consumer real estate:
Consumer owner occupied	2,350	1,699
Home equity loans	3,067	3,023
Total consumer real estate	5,417	4,722
Commercial owner occupied real estate	903	1,108
Commercial and industrial	722	964
Other income producing property	1,101	228
Consumer	1,604	1,442
Total loans on nonaccrual status	$10,839	$9,948

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		June 30,	Collateral
(Dollars in thousands)	2019	Coverage	%	2020	Coverage	%
Commercial non-owner occupied
Warehouse	$—	$—		$861	$861	100%
Church	245	846	345%	—	—
Office	1,045	1,800	172%	3,079	3,113	101%
Other	398	648	163%	—	—
Retail	299	1,269	424%	—	—
Commercial owner occupied real estate
Church	—	—		1,986	1,540	78%
Industrial	738	1,103	149%	—	—
Office	1,076	1,485	138%	—	—
Retail	—	—		4,508	2,751	61%
Other	3,303	7,285	221%	4,545	3,652	80%
Consumer owner occupied				4,520	7,911	175%
Other	5,413	9,286	172%	362	362	100%
Home equity loans
Other	1,768	2,679	152%	1,178	1,546	131%
Commercial and industrial
Industrial	291	702	241%	—	—
Other	3,696	8,442	228%	1,270	2,791	220%
Other income producing property
Agriculture/farmland	—	—		1,200	834	70%
Other	3,212	10,186	317%	685	4,130	603%
Consumer
Other	363	525	145%	—	—
Total collateral dependent loans	$21,847	$46,256		$24,194	$29,491

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold, or greater, as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased by $2.3 million in the second quarter of 2020. This increase was due to the addition of $17.6 million in collateral dependent loans in the second quarter of 2020, due to the merger with CSFL. This increase was mostly offset by a reduction of $11.1 million in legacy SSB collateral dependent loans from March 31, 2020 due to a change in limits for the evaluation for loans individually evaluated from $500,000 to $1.0 million in the second quarter of 2020.

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

The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. Details in regards to the Company’s implemented loan modification programs in response to the COVID-19 pandemic under the CARES Act is disclosed under the Note 2 – Summary of Significant Accounting Policies.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the three and six months ended June 30, 2020.

Three Months Ended June 30,
2020
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Construction and land development	--	$ --	$ --
Commercial non-owner occupied	--	--	--
Commercial owner occupied	1	1,215	1,215
Consumer owner occupied	--	--	--
Home equity loans	--	--	--
Commercial and industrial	--	--	--
Other income producing property	--	--	--
Consumer	--	--	--
Other loans	--	--	--
Total interest rate modifications	1	$ 1,215	$ 1,215
Term modification
Construction and land development	--	$ --	$ --
Commercial non-owner occupied	--	--	--
Commercial owner occupied	--	--	--
Consumer owner occupied	3	475	475
Home equity loans	--	--	--
Commercial and industrial	--	--	--
Other income producing property	--	--	--
Consumer	--	--	--
Other loans	--	--	--
Total term modifications	3	$ 475	$ 475
	4	$ 1,690	$ 1,690

	Six Months Ended June 30,
	2020
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Construction and land development	2	$ 102	$ 102
Commercial non-owner occupied	--	--	--
Commercial owner occupied	1	1,215	1,215
Consumer owner occupied	1	29	29
Home equity loans	--	--	--
Commercial and industrial	6	652	652
Other income producing property	1	340	340
Consumer	--	--	--
Other loans	--	--	--
Total interest rate modifications	11	$ 2,338	$ 2,338
Term modification
Construction and land development	-	$ --	$ --
Commercial non-owner occupied	--	--	--
Commercial owner occupied	--	--	--
Consumer owner occupied	4	527	527
Home equity loans	1	51	51
Commercial and industrial	1	276	276
Other income producing property	--	--	--
Consumer	--	--	--
Other loans	--	--	--
Total term modifications	6	$ 854	$ 854
	17	$ 3,192	$ 3,192

At June 30, 2020, the balance of accruing TDRs was $11.9 million. The Company had $1.0 million remaining availability under commitments to lend additional funds on restructured loans at June 30, 2020. The amount of specific reserve associated with restructured loans was $925,000 at June 30, 2020.

The following table presents the changes in status of loans restructured within the previous 12 months as of June 30, 2020 by type of concession. The subsequent default in this case had no impact on the expected credit losses.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	14	$ 2,625	--	$ --	--	$ --
Term modification	9	995	--	--	1	276
	23	$ 3,620	--	$ --	1	$ 276

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Consumer		Consumer		Ready			CRE-OO	CRE and	BEX and
(Dollars in thousands)	Mortgage	HELOC	Non Mobile Home	Mobile Home	Reserves	Overdrafts	Land	and C&I	OIPP	Micro	Other	Total
Three Months Ended June 30, 2020
Allowance for credit losses:
Balance at beginning of period March 31, 2020	$16,033	$12,050	$2,732	$4,458	$513	$855	$7,254	$40,345	$57,437	$2,665	$443	$144,785
Impact of merger on provision for non-PCD loans	16,938	4,228	3,836	—	—	—	12,565	35,597	36,278	—	—	109,442
Initial PCD Allowance	30,710	5,119	1,130	4,990			7,338	54,973	46,686	—	—	150,946
Adjusted CECL balance	$63,681	$21,397	$7,698	$9,448	$513	$855	$27,157	$130,915	$140,401	$2,665	$443	$405,173
Charge-offs	(103)	(68)	(249)	(26)	(106)	(742)	(100)	(698)	(23)	(316)	—	(2,431)
Recoveries	187	203	78	64	—	288	571	710	213	16	—	2,330
Net charge offs	84	135	(171)	38	(106)	(454)	471	12	190	(300)	—	(101)
Provision (benefit) (1)	1,999	5,028	2,018	(1,110)	95	665	2,527	63	15,942	2,071	238	29,536
Balance at end of period June 30, 2020	$65,764	$26,560	$9,545	$8,376	$502	$1,066	$30,155	$130,990	$156,533	$4,436	$681	$434,608

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$59,681	$23,527	$6,213	$8,202	$460	$955	$32,961	$109,525	$111,087	$3,576	$—	$356,187
Individually evaluated	160	299	—	—	—	—	63	6,240	3,916	226	—	10,904
Total quantitative allowance	59,841	23,826	6,213	8,202	460	955	33,024	115,765	115,003	3,802	—	367,091
Qualitative allowance	5,923	2,734	3,332	174	42	111	(2,869)	15,225	41,530	634	681	67,517
Balance at end of period June 30, 2020	$65,764	$26,560	$9,545	$8,376	$502	$1,066	$30,155	$130,990	$156,533	$4,436	$681	$434,608
(1)	– Additional provision for credit losses of $12.5 million was recorded during the second quarter of 2020 for the allowance for credit losses for unfunded commitments that is not considered in the above table. Of this amount, $9.6 million was from the initial impact from the merger with CSFL. See Note 14.

	Consumer		Consumer		Ready			CRE-OO	CRE and	BEX and
(Dollars in thousands)	Mortgage	HELOC	Non Mobile Home	Mobile Home	Reserves	Overdrafts	Land	and C&I	OIPP	Micro	Other	Total
Six Months Ended June 30, 2020
Allowance for credit losses:
Balance at beginning of period January 1, 2020	$5,076	$4,310	$1,142	$2,176	$231	$561	$3,055	$18,189	$20,800	$1,148	$239	$56,927
Impact of Adoption	4,757	3,836	1,079	1,426	220	537	2,574	16,487	18,878	1,007	229	51,030
Initial PCD Allowance	98	286	14	655			348	907	1,010	90	—	3,408
Adjusted CECL balance, January 1, 2020	$9,931	$8,432	$2,235	$4,257	$451	$1,098	$5,977	$35,583	$40,688	$2,245	$468	$111,365
Impact of merger on provision for non-PCD loans	16,938	4,228	3,836	—	—	—	12,565	35,597	36,278	—	—	109,442
Initial PCD Allowance	30,710	5,119	1,130	4,990	—	—	7,338	54,973	46,686	—	—	150,946
Charge-offs	(407)	(683)	(479)	(406)	(205)	(1,818)	(205)	(1,059)	(23)	(369)	—	(5,654)
Recoveries	406	608	113	117	5	662	743	955	414	216	—	4,239
Net charge offs	(1)	(75)	(366)	(289)	(200)	(1,156)	538	(104)	391	(153)	—	(1,415)
Provision (benefit) (1)	8,186	8,856	2,710	(582)	251	1,124	3,737	4,941	32,490	2,344	213	64,270
Balance at end of period June 30, 2020	$65,764	$26,560	$9,545	$8,376	$502	$1,066	$30,155	$130,990	$156,533	$4,436	$681	$434,608

(1)	– Additional provision for credit losses of $14.3 million was recorded during the first six months 2020 for the allowance for credit losses for unfunded commitments that is not considered in the above table. Of this amount, $9.6 million was from the initial impact from the merger with CSFL. See Note 14.

An aggregated analysis of the changes in allowance for loan losses, for comparative periods, prior to the adoption of ASU 2016-13 is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended June 30, 2019:
Balance at beginning of period	$52,008	$—	$4,514	$56,522
Loans charged-off	(1,327)	(1,535)	—	(2,862)
Recoveries of loans previously charged off (1)	875	116	—	991
Net charge-offs	(452)	(1,419)	—	(1,871)
Provision for loan losses charged to operations	2,034	1,419	251	3,704
Reduction due to loan removals	—	—	(142)	(142)
Balance at end of period	$53,590	$—	$4,623	$58,213

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Six Months Ended June 30, 2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(2,572)	(1,909)	—	(4,481)
Recoveries of loans previously charged off (1)	1,627	322	—	1,949
Net charge-offs	(945)	(1,587)	—	(2,532)
Provision for losses charged to operations	3,341	1,587	264	5,192
Reduction due to loan removals	—	—	(245)	(245)
Balance at end of period	$53,590	$—	$4,623	$58,213
(1)	Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the consolidated statement of income and do not run through the ALLL.

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

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Other	Total
Three Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(786)	(6)	(168)	(506)	—	(69)	—	(1,535)
Recoveries	1	—	—	3	24	6	71	11	—	116
Provision (benefit)	(1)	—	786	3	144	500	(71)	58	—	1,419
Balance, June 30, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	60,391	595,367	376,187	577,284	208,777	151,579	111,006	99,690	—	2,180,281
Total acquired non-credit impaired loans	$60,391	$595,367	$376,187	$577,284	$208,777	$151,579	$111,006	$99,690	$—	$2,180,281

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Six Months Ended June 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(6)	—	(786)	(6)	(240)	(640)	(26)	(205)	(1,909)
Recoveries	2	—	—	5	46	171	71	27	322
Provision (benefit)	4	—	786	1	194	469	(45)	178	1,587
Balance, June 30, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total

Three Months Ended June 30, 2019
Allowance for loan losses:
Balance , March 31, 2019	$847	$717	$2,164	$707	$79	$4,514
Provision (benefit) for loan losses	162	81	279	(237)	(34)	251
Reduction due to loan removals	—	—	(97)	—	(45)	(142)
Balance, June 30, 2019	$1,009	$798	$2,346	$470	$—	$4,623
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$1,009	$798	$2,346	$470	$—	$4,623
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	164,540	27,014	184,208	38,624	10,198	424,584
Total acquired credit impaired loans	$164,540	$27,014	$184,208	$38,624	$10,198	$424,584

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Six Months Ended June 30, 2019
Allowance for loan losses:
Balance, December 31, 2018	$801	$717	$2,246	$761	$79	$4,604
Provision (benefit) for loan losses	213	81	295	(291)	(34)	264
Reduction due to loan removals	(5)	—	(195)	—	(45)	(245)
Balance, June 30, 2019	$1,009	$798	$2,346	$470	$—	$4,623

*— The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
	OREO	OREO
Beginning balance	$11,964	$11,410
Acquired in the CSFL acquisition	10,025	—
Additions	4,057	7,632
Writedowns	(350)	(487)
Sold	(2,939)	(4,049)
Reclass of bank property held for sale	(4,741)	(5,785)
Ending Balance	$18,016	$8,721

At June 30, 2020, there were a total of 76 properties included in OREO compared to 62 properties at June 30, 2019. During the three months ended June 30, 2020, a reclassification was made for bank property held for sale, which reduced the June 30, 2020 balance by $4.7 million, representing 11 properties, and the June 30, 2019 balance by $5.8 million, representing 12 properties. Bank property held for sale is now separately disclosed on the balance sheet. At June 30, 2020, we had $2.8 million in residential real estate included in OREO and $7.0 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of June 30, 2020, we had operating ROU assets of $123.6 million and operating lease liabilities of $127.7 million. Operating ROU assets increased this quarter $36.7 million mostly due to the merger with CSB. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 24 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The Company also holds a small number of finance leases assumed in connection to the CSFL merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Lease Cost Components:
Amortization of ROU assets - finance leases	$47	$—	$47	$—
Interest on lease liabilities - finance leases	5	—	5	—
Operating lease cost (cost resulting from lease payments)	3,058	2,173	5,316	4,319
Short-term lease cost	99	132	197	276
Variable lease cost (cost excluded from lease payments)	203	117	369	186
Total lease cost	$3,412	$2,422	$5,934	$4,781
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$8	$—	$8	$—
Finance lease - financing cash flows	40	—	40	—
Operating lease - operating cash flows (fixed payments)	2,784	1,918	4,456	3,808
Operating lease - operating cash flows (net change asset/liability)	(2,409)	248	(2,678)	504
New ROU assets - operating leases	39,278	2,994	39,736	4,950
New ROU assets - finance leases	5,374	—	5,374	—
Weighted - average remaining lease term (years) - finance leases			10.63	—
Weighted - average remaining lease term (years) - operating leases			11.81	14.40
Weighted - average discount rate - finance leases			1.9%	—
Weighted - average discount rate - operating leases			3.3%	4.0%

Operating lease payments due:
2020 (excluding the six months ended June 30, 2020)			$9,252
2021			16,141
2022			14,772
2023			13,808
2024			12,610
Thereafter			92,073
Total undiscounted cash flows			158,656
Discount on cash flows			(30,962)
Total operating lease liabilities			$127,694

As of June 30, 2020, we determined that the number and dollar amount of our equipment leases was immaterial. As of June 30, 2020, we did not have additional operating leases that have not yet commenced from an amendment to a current lease.

Note 10 — Deposits

Our total deposits are comprised of the following:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2020	2019	2019
Certificates of deposit	$4,140,192	$1,651,399	$1,732,554
Interest-bearing demand deposits	13,389,371	5,966,496	5,588,061
Non-interest bearing demand deposits	9,915,700	3,245,306	3,255,906
Savings deposits	2,503,514	1,309,896	1,339,293
Other time deposits	8,508	3,999	6,466
Total deposits	$29,957,285	$12,177,096	$11,922,280

At June 30, 2020, December 31, 2019, and June 30, 2019, we had $834.6 million, $303.2 million, and $310.2 million in certificates of deposits of $250,000 and greater, respectively. At June 30, 2020, December 31, 2019 and June 30, 2019, the Company held $804.0 million, $0 and $3.9 million in traditional, out-of-market brokered deposits, respectively. The increase in certificates of deposits of $250,000 and greater and traditional, out-of-market brokered deposits from December 31, 2019 and June 30, 2019 was the result of deposits acquired through the merger with CSB.

Note 11 — Retirement Plans

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

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2019, we paid a 0.375% discretionary matching contribution in the first quarter of 2020. Currently, we expect the same terms in the employees’ savings plan for 2020. As a result of the recent CSFL merger, all former CSFL employees became eligible to participate in the Company’s 401(k) plan as of legal close. CSFL’s existing 401(k) plan balances will merge into the Company’s 401(k) plan at the end of the year. We expensed $2.4 million and $4.2 million for the 401(k) plan during the three and six months ended June 30, 2020 compared to $1.7 million and $3.0 million, respectively, for the three and six months ended June 30, 2019, respectively.

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

Note 12 — Earnings Per Share

Basic earnings per share are calculated by dividing net (loss) income by the weighted-average shares of common stock outstanding during each period, excluding non-vested restricted shares. Our diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted shares. Stock options and unvested restricted stock units are considered to common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2020	2019	2020	2019
Basic (loss) earnings per common share:
Net (loss) income	$(84,935)	$41,460	$(60,825)	$85,827
Weighted-average basic common shares	43,318	35,089	38,439	35,268
Basic (loss) earnings per common share	$(1.96)	$1.18	$(1.58)	$2.43
Diluted (loss) earnings per share:
Net (loss) income	$(84,935)	$41,460	$(60,825)	$85,827
Weighted-average basic common shares	43,318	35,089	38,439	35,268
Effect of dilutive securities (1)	—	211	—	193
Weighted-average dilutive shares	43,318	35,300	38,439	35,461
Diluted (loss) earnings per common share	$(1.96)	$1.17	$(1.58)	$2.42

(1)	Due to the net loss during the three and six months ended June 30, 2020, the potentially dilutive stock options and unvested restricted stock units would have been anti-dilutive and therefore excluded from weighted average dilutive shares and from the calculation of diluted earnings per common share.

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2020			2019			2020			2019
Number of shares			296,178			63,313			296,178			63,313
Range of exercise prices	$16.66	to	$91.35	$69.48	to	$91.35	$16.66	to	$91.35	$69.48	to	$91.35

Note 13 — Share-Based Compensation

Our 2004, 2012 and 2019 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2019 plan was adopted by our shareholders at our annual meeting on April 25, 2019. The Company assumed the obligations of CSFL under various equity incentive plans pursuant to the closing on June 7, 2020 by South State of the merger of CSFL with and into South State.

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2020	176,888	$67.14
Assumed stock options from CSFL merger	136,831	37.85
Exercised	(17,541)	31.91
Outstanding at June 30, 2020	296,178	55.70	4.78	$1,554
Exercisable at June 30, 2020	296,178	55.70	4.78	$1,554
Weighted-average fair value of options granted during the year	$0.00

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first half of 2020 or 2019. Stock options of 23,923 vested and became exercisable with the merger with CSFL on June 7, 2020.

As of June 30, 2020, there was no unrecognized compensation cost related to nonvested stock option grants under the plans. The total fair value of shares vested for the six months ended June 30, 2020 was $1,361,000.

Restricted Stock

We from time-to-time also grant shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of our shareholders by providing economic value directly related to increases in the value of our stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock grants to employees typically “cliff vest” after four years. Grants to non-employee directors typically vest within a 12-month period.

All restricted stock agreements are conditioned upon continued employment, or service in the case of directors. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the key employees and non-employee directors will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the recipient. Due to the merger between the Company and CSFL effective June 7, 2020, a total of 29,303 restricted stock awards became fully vested.

Nonvested restricted stock for the six months ended June 30, 2020 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2020	69,450	$58.96
Assumed restricted stock shares from CSFL merger	9,755	60.27
Granted	9,145	55.96
Vested	(69,117)	58.93
Forfeited	(317)	65.86
Nonvested at June 30, 2020	18,916	$58.17

As of June 30, 2020, there was $880,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.63 years as of June 30, 2020. The total fair value of shares vested during the six months ended June 30, 2020 was $4.2 million.

Restricted Stock Units

We, from time-to-time, also grant performance RSUs and time-vested RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time-vested requirement (generally four years from the grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CSFL, all legacy and assumed performance based restricted stock units converted to a time-vesting requirement. Dividends are not paid in respect to the awards during the performance or time-vested period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the six months ended June 30, 2020, we accrued for 100.0% of the RSUs granted. Due to the merger between the Company and CSFL effective June 7, 2020, a total of 242,018 restricted stock units became fully vested.

Nonvested RSUs for the six months ended June 30, 2020 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2020	324,601	$76.44
Assumed restricted stock units from CSFL merger	388,381	60.27
Granted	366,320	60.89
Vested	(264,640)	76.40
Forfeited	(64,732)	75.19
Nonvested at June 30, 2020	749,930	$60.59

As of June 30, 2020, there was $36.2 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.13 years as of June 30, 2020. The total fair value of RSUs vested during the six months ended June 30, 2020 was $23.0 million. During the six months ended June 30, 2020, 31,435 restricted stock units that vested in 2019 were issued to the participants from the 2017 Long-Term Incentive Plan.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2020, commitments to extend credit and standby letters of credit totaled $5.9 billion. We do not anticipate any material losses as a result of these transactions. As of June 30, 2020, the liability recorded for expected credit losses on unfunded commitments was $21.1 million and recorded in Other Liabilities on the Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions as well as banks from which assets were acquired and liabilities assumed in FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of June 30, 2020, any such liability is not expected to have a material effect on our consolidated financial statements.

Note 15 — Fair Value

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

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale and trading securities, derivative contracts, and mortgage servicing rights (“MSRs”) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Trading Securities

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to the date of the consolidated balance sheet but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of the date of the consolidated balance sheet, the fair value was determined by broker price indications of similar or same securities.

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities, or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB stock approximates fair value based on the redemption provisions.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at fair value with changes in fair value recognized in current period earnings. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are recurring Level 2.

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ACL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2020, substantially all of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

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

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy. (See Note 17—Derivative Financial Instruments for additional information).

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
Assets
Derivative financial instruments	$978,257	$—	$978,257	$—
Loans held for sale	603,275	—	603,275	—
Trading securities	494	—	494	—
Securities available for sale:
Government-sponsored entities debt	4,913	—	4,913	—
U.S. Treasuries	199,987	—	199,987	—
State and municipal obligations	453,654	—	453,654	—
Mortgage-backed securities	2,473,469	—	2,473,469	—
Corporate securities	5,695	—	5,695	—
Total securities available for sale	3,137,718	—	3,137,718	—
Mortgage servicing rights	25,441	—	—	25,441
	$4,745,185	$—	$4,719,744	$25,441
Liabilities
Derivative financial instruments	$1,017,933	$—	$1,017,933	$—

December 31, 2019:
Assets
Derivative financial instruments	$16,252	$—	$16,252	$—
Loans held for sale	59,363	—	59,363	—
Securities available for sale:
Government-sponsored entities debt	25,941	—	25,941	—
State and municipal obligations	208,415	—	208,415	—
Mortgage-backed securities	1,721,691	—	1,721,691	—
Total securities available for sale	1,956,047	—	1,956,047	—
Mortgage servicing rights	30,525	—	—	30,525
	$2,062,187	$—	$2,031,662	$30,525
Liabilities
Derivative financial instruments	$31,273	$—	$31,273	$—

June 30, 2019:
Assets
Derivative financial instruments	$17,587	$—	$17,587	$—
Loans held for sale	47,796	—	47,796	—
Securities available for sale:
Government-sponsored entities debt	66,529	—	66,529	—
State and municipal obligations	182,146	—	182,146	—
Mortgage-backed securities	1,468,601	—	1,468,601	—
Total securities available for sale	1,717,276	—	1,717,276	—
Mortgage servicing rights	30,332	—	—	30,332
	$1,812,991	$—	$1,782,659	$30,332
Liabilities
Derivative financial instruments	$30,286	$—	$30,286	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2020. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2020 and 2019 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2020	$30,525	$—
Servicing assets that resulted from transfers of financial assets (1)	8,211	—
Changes in fair value due to valuation inputs or assumptions	(10,097)	—
Changes in fair value due to decay	(3,198)	—
Fair value , June 30, 2020	$25,441	$—

Fair value, January 1, 2019	$34,727	$—
Servicing assets that resulted from transfers of financial assets	2,558	—
Changes in fair value due to valuation inputs or assumptions	(4,924)	—
Changes in fair value due to decay	(2,029)	—
Fair value, June 30, 2019	$30,332	$—
(1)	– Includes $3.2 million in mortgage servicing rights assumed in the merger with CSFL.

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2020 or 2019.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
OREO	$18,016	$—	$—	$18,016
Bank property held for sale	25,541	—	—	25,541
Impaired loans	13,953	—	—	13,953
December 31, 2019:
OREO	$6,539	$—	$—	$6,539
Bank property held for sale	5,425	—	—	5,425
Non-acquired impaired loans	15,444	—	—	15,444
June 30, 2019:
OREO	$8,721	$—	$—	$8,721
Bank property held for sale	5,785	—	—	5,785
Non-acquired impaired loans	4,946	—	—	4,946

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			June 30,	December 31,	June 30,
	Valuation Technique	Unobservable Input	2020	2019	2019
Nonrecurring measurements:
Impaired loans	Discounted appraisals and discounted cash flows	Collateral discounts	11%	2%	3%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	20%	31%	22%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020, December 31, 2019 and June 30, 2019. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

Trading Securities — The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to the date of the consolidated balance sheet but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of the date of the consolidated balance sheet, the fair value was determined by broker price indications of similar or same securities.

Investment Securities — Securities available for sale are valued at quoted market prices or dealer quotes. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 5—Investment Securities for additional information, as well as page 45 regarding fair value.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2020
Financial assets:
Cash and cash equivalents	$4,363,708	$4,363,708	$4,363,708	$—	$—
Trading securities	494	494	—	494	—
Investment securities	3,271,148	3,271,148	133,430	3,137,718	—
Loans held for sale	603,275	603,275	—	603,275	—
Loans, net of allowance for loan losses	25,064,539	24,974,102	—	—	24,974,102
Accrued interest receivable	106,938	106,938	—	11,228	95,710
Mortgage servicing rights	25,441	25,441	—	—	25,441
Interest rate swap - non-designated hedge	966,034	966,034	—	966,034	—
Other derivative financial instruments (mortgage banking related)	12,223	12,223	—	12,223	—
Financial liabilities:
Deposits	29,957,285	29,976,226	—	29,976,226	—
Federal funds purchased and securities sold under agreements to repurchase	720,479	720,479	—	720,479	—
Other borrowings	1,089,279	1,071,443	—	1,071,443	—
Accrued interest payable	9,232	9,232	—	9,232	—
Interest rate swap - non-designated hedge	972,513	972,513	—	972,513	—
Interest rate swap - cash flow hedge	45,420	45,420	—	45,420	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(21,456)	—	(21,456)	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$688,704	$688,704	$688,704	$—	$—
Investment securities	2,005,171	2,005,171	49,124	1,956,047	—
Loans held for sale	59,363	59,363	—	59,363	—
Loans, net of allowance for loan losses	11,313,113	11,452,003	—	—	11,452,003
Accrued interest receivable	36,774	36,774	—	8,500	28,274
Mortgage servicing rights	30,525	30,525	—	—	30,525
Interest rate swap - non-designated hedge	15,350	15,350	—	15,350	—
Other derivative financial instruments (mortgage banking related)	902	902	—	902	—
Financial liabilities:
Deposits	12,177,096	11,406,477	—	11,406,477	—
Federal funds purchased and securities sold under agreements to repurchase	298,741	298,741	—	298,741	—
Other borrowings	815,936	818,210	—	818,210	—
Accrued interest payable	4,916	4,916	—	4,916	—
Interest rate swap - non-designated hedge	16,693	16,693	—	16,693	—
Interest rate swap - cash flow hedge	13,791	13,791	—	13,791	—
Other derivative financial instruments (mortgage banking related)	789	789	—	789	—
Off balance sheet financial instruments:
Commitments to extend credit	—	36,031	—	36,031	—
June 30, 2019
Financial assets:
Cash and cash equivalents	$851,971	$851,971	$851,971	$—	$—
Investment securities	1,766,400	1,766,400	49,124	1,717,276	—
Loans held for sale	47,796	47,796	—	47,796	—
Loans, net of allowance for loan losses	11,167,979	11,278,624	—	—	11,278,624
Accrued interest receivable	38,650	38,650	—	7,880	30,770
Mortgage servicing rights	30,332	30,332	—	—	30,332
Interest rate swap - non-designated hedge	14,561	14,561	—	14,561	—
Other derivative financial instruments (mortgage banking related)	3,026	3,026	—	3,026	—
Financial liabilities:
Deposits	11,922,280	11,124,796	—	11,124,796	—
Federal funds purchased and securities sold under agreements to repurchase	298,029	298,029	—	298,029	—
Other borrowings	816,414	819,306	—	819,306	—
Accrued interest payable	6,168	6,168	—	6,168	—
Interest rate swap - cash flow hedge	14,334	14,334	—	14,334	—
Interest rate swap - non-designated hedge	15,952	15,952	—	15,952	—
Off balance sheet financial instruments:
Commitments to extend credit	—	27,579	—	27,579	—

Note 16 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended June 30, 2020
Balance at March 31, 2020	$(149)	$43,473	$(33,559)	$9,765
Other comprehensive gain (loss) before reclassifications	—	4,842	(3,400)	1,442
Amounts reclassified from accumulated other comprehensive loss	—	—	1,532	1,532
Net comprehensive income (loss)	—	4,842	(1,868)	2,974
Balance at June 30, 2020	$(149)	$48,315	$(35,427)	$12,739

Three Months Ended June 30, 2019
Balance at March 31, 2019	$(6,355)	$(4,906)	$(2,113)	$(13,374)
Other comprehensive gain (loss) before reclassifications	—	17,758	(8,795)	8,963
Amounts reclassified from accumulated other comprehensive income (loss)	6,058	92	(273)	5,877
Net comprehensive income (loss)	6,058	17,850	(9,068)	14,840
Balance at June 30, 2019	$(297)	$12,944	$(11,181)	$1,466

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(149)	$11,922	$(10,756)	$1,017
Other comprehensive income (loss) before reclassifications	—	36,393	(26,766)	9,627
Amounts reclassified from accumulated other comprehensive loss	—	—	2,095	2,095
Net comprehensive income (loss)	—	36,393	(24,671)	11,722
Balance at June 30, 2020	$(149)	$48,315	$(35,427)	$12,739

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(6,450)	$(18,394)	$(37)	$(24,881)
Other comprehensive income (loss) before reclassifications	—	28,908	(10,876)	18,032
Amounts reclassified from accumulated other comprehensive income (loss)	6,153	2,430	(268)	8,315
Net comprehensive income (loss)	6,153	31,338	(11,144)	26,347
Balance at June 30, 2019	$(297)	$12,944	$(11,181)	$1,466

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2020	2019	2020	2019	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$1,964	$(350)	$2,686	$(343)	Interest expense
	(432)	77	(591)	75	Provision for income taxes
	1,532	(273)	2,095	(268)	Net income
Losses on sales of available for sale securities:
	$—	$118	$—	$3,116	Securities gains (losses), net
	—	(26)	—	(686)	Provision for income taxes
	—	92	—	2,430	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$—	$7,767	$—	$7,888	Salaries and employee benefits
	—	(1,709)	—	(1,735)	Provision for income taxes
	—	6,058	—	6,153	Net income
Total reclassifications for the period	$1,532	$5,877	$2,095	$8,315

Note 17 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			June 30, 2020			June 30, 2019
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk on FHLB Advances:
Pay fixed rate swap with counterparty	Other Liabilities	$700,000	$—	$45,420	$700,000	$—	$14,334

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$20,977	$—	$2,497	$2,784	$—	$197

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$7,862,924	$966,011	$31	$432,963	$14,561	$478
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$7,862,924	$23	$969,985	$432,963	$—	$15,277

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	$154,500	$603	$—	$139,500	$1,834	$—
Forward sales commitments used to hedge mortgage pipeline	Other Assets	$1,083,427	$11,620	$—	$93,949	$1,192	$—

Total derivatives		$17,684,752	$978,257	$1,017,933	$1,802,159	$17,587	$30,286

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We have three cash flow hedges as of June 30, 2020. We had one cash flow hedge mature during the second quarter of 2019. For more information regarding the fair value of our derivative financial instruments, see Note 15 to these financial statements.

For the three cash flow hedges, we utilize interest rate swap agreements to manage interest rate risk related to funding through short term FHLB advances. In March 2019, we entered into three-month FHLB advances for $350 million and $150 million for which at this time we plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million and $150 million to manage the interest rate risk related to these FHLB advances. In June 2019, we entered into a three-month FHLB advance for $200 million for which at this time we plan to continuously renew. At the same time, we entered into an interest rate swap agreement with a notional amount of $200 million to manage the interest rate risk related to this FHLB advance. With our plan to continually renew and reprice the FHLB advances every three months, we are treating this funding as variable rate funding. We are hedging the cash flows from these FHLB advances against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt. The notional amount on which the interest payments are based will not be exchanged related to these interest rate swaps. The derivative contract on the $350 million notional amount calls for us to pay a fixed rate of 2.44% and receive a variable rate of three-month LIBOR (0.31% at June 30, 2020). The derivative contract on the $150 million notional amount calls for us to pay a fixed rate of 2.21% and receive a variable rate of three-month LIBOR (0.31% at June 30, 2020). The derivative contract on the $200 million notational amount calls for us to pay a fixed rate of 1.89% and receive a variable rate of three-month LIBOR (0.34% at June 30, 2020). The hedge for $350 million expires on March 23, 2023, the hedge for $150 million expires on March 29, 2024, and the hedge for the $200 million expires on June 3, 2024.

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

We recognized an after-tax unrealized loss on our cash flow hedges in other comprehensive income of $1.9 million and $24.7 million for the three and six months ended June 30, 2020. This compares to an unrealized loss of $9.1 million and $11.1 million for the three and six months ended June 30, 2019. We recognized a $45.4 million cash flow hedge liability in other liabilities on the balance sheet at June 30, 2020, as compared to a $14.3 million liability at June 30, 2019. There was no ineffectiveness in the cash flow hedge during the three and six months ended June 30, 2020 and 2019. (See Note 16 – Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of June 30, 2020, we provided $54.6 million of collateral on the cash flow hedges on the FHLB advances which is also included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). Also, we have a netting agreement with the counterparties.

Balance Sheet Fair Value Hedge

We maintain loan swaps, with an aggregate notional amount of $21.0 million at June 30, 2020, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. There was no gain or loss recorded on these derivatives for the three and six months ended June 30, 2020 or 2019.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2020, the interest rate swaps had an aggregate notional amount of approximately $15.7 billion and the fair value of the interest rate swap derivatives are recorded in other assets at $966.0 million and in other liabilities at $970.0 million for a net liability position of $4.0 million. Changes in the fair market value of these interest rate swaps is recorded through earnings. As of June 30, 2019, the interest rate swaps had an aggregate notional amount of approximately $865.9 million and the fair value of the interest rate swap derivatives are recorded in other assets at $14.6 million and in other liabilities at $15.8 million for a net liability position of $1.2 million. The increase between the periods presented is mainly due to the merger with CSFL. As of June 30, 2020, we provided $818.6 million of cash collateral on the customer swaps which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). We also provided $430.2 million in investment securities at market value as collateral on the customer swaps which is included in investment securities – available for sale.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At June 30, 2020 and 2019, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at June 30, 2020, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended June 30, 2020 or 2019.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On June 30, 2020, we had derivative financial instruments outstanding with notional amounts totaling $154.5 million related to MSRs, compared to $139.5 million on June 30, 2019. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $603,000 at June 30, 2020, compared to a gain of $1.8 million at June 30, 2019.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Mortgage loan pipeline	$656,771	$80,785	$117,144
Expected closures	531,899	60,588	87,858
Fair value of mortgage loan pipeline commitments	11,620	1,160	1,192
Forward sales commitments	1,083,427	87,773	93,949
Fair value of forward commitments	(5,741)	(258)	(686)

Note 18 — Capital Ratios

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

The following table presents actual and required capital ratios as of June 30, 2020, December 31, 2019 and June 30, 2019 for the Company and the Bank under the Basel III capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2020
Common equity Tier 1 to risk-weighted assets:
Consolidated	$2,827,852	10.70%	$1,850,105	7.00%	$1,717,955	6.50%
South State Bank (the Bank)	2,903,011	11.00%	1,846,661	7.00%	1,714,756	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	2,827,852	10.70%	2,246,556	8.50%	2,114,406	8.00%
South State Bank (the Bank)	2,903,011	11.00%	2,242,374	8.50%	2,110,470	8.00%
Total capital to risk-weighted assets:
Consolidated	3,416,593	12.93%	2,775,158	10.50%	2,643,008	10.00%
South State Bank (the Bank)	3,100,252	11.75%	2,769,991	10.50%	2,638,087	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	2,827,852	13.35%	847,609	4.00%	1,059,511	5.00%
South State Bank (the Bank)	2,903,011	13.70%	847,311	4.00%	1,059,138	5.00%
December 31, 2019:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,326,725	11.30%	$822,225	7.00%	$763,495	6.50%
South State Bank (the Bank)	1,417,616	12.07%	822,218	7.00%	763,488	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,438,995	12.25%	998,416	8.50%	939,686	8.00%
South State Bank (the Bank)	1,417,616	12.07%	998,407	8.50%	939,677	8.00%
Total capital to risk-weighted assets:
Consolidated	1,501,321	12.78%	1,233,338	10.50%	1,174,607	10.00%
South State Bank (the Bank)	1,479,942	12.60%	1,233,327	10.50%	1,174,597	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,438,995	9.73%	591,731	4.00%	739,664	5.00%
South State Bank (the Bank)	1,417,616	9.59%	591,592	4.00%	739,490	5.00%
June 30, 2019:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,323,535	11.58%	$800,109	7.00%	$742,959	6.50%
South State Bank (the Bank)	1,419,395	12.42%	800,123	7.00%	742,971	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,435,471	12.56%	971,561	8.50%	914,411	8.00%
South State Bank (the Bank)	1,419,395	12.42%	971,578	8.50%	914,426	8.00%
Total capital to risk-weighted assets:
Consolidated	1,494,019	13.07%	1,200,164	10.50%	1,143,013	10.00%
South State Bank (the Bank)	1,477,943	12.93%	1,200,184	10.50%	1,143,033	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,435,471	9.99%	574,940	4.00%	718,675	5.00%
South State Bank (the Bank)	1,419,395	9.88%	574,780	4.00%	718,475	5.00%

As of June 30, 2020, December 31, 2019, and June 30, 2019, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

Note 19—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.6 billion at June 30, 2020, compared to $1.0 billion at December 31, 2019 and June 30, 2019. The Company added $600.5 million in goodwill related to the CSFL merger during the second quarter of 2020. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The Company added $125.9 million in core deposit intangible related to the CSFL merger during the second quarter of 2020.

The Company completed its annual valuation of the carrying value of its goodwill as of April 30, 2020. We determined that no impairment charge was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’ business, operating results, cash flows and/or financial condition.

Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2020	2019	2019
Gross carrying amount	$248,171	$119,501	$119,501
Accumulated amortization	(77,260)	(69,685)	(63,150)
	$170,911	$49,816	$56,351

Amortization expense totaled $4.7 million and $7.7 million, respectively, for the three and six months ended June 30, 2020, respectively, compared to $3.3 million and $6.5 million, respectively, for the three and six months ended June 30, 2019, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2020	$9,000
December 31, 2020	8,641
March 31, 2021	8,377
June 30, 2021	8,174
September 30, 2021	7,791
Thereafter	128,928
$170,911

Note 20 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of June 30, 2020, December 31, 2019, and June 30, 2019, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $3.7 billion, $3.3 billion, and $3.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during both the three and six months ended June 30, 2020 and June 30, 2019 was $2.1 million and $4.2 million, and $2.0 million and $3.9 million, respectively. Servicing fees are recorded in mortgage banking income in our Consolidated Statements of Income.

At June 30, 2020, December 31, 2019, and June 30, 2019, MSRs were $25.4 million, $30.5 million, and $30.3 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2020 and June 30, 2019 were losses of $5.2 million and $10.1 million, compared with losses of $2.6 million and $4.9 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Decrease in fair value of MSRs	$(5,179)	$(2,568)	$(10,098)	$(4,924)
Decay of MSRs	(1,994)	(1,143)	(3,198)	(2,029)
Gain (loss) related to derivatives	689	2,659	10,296	3,940
Net effect on statements of income	$(6,484)	$(1,052)	$(3,000)	$(3,013)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates increase, mortgage loan prepayments decelerate due to decreased refinance activity, which results in an increase in the fair value of the MSRs. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 15 — Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	June 30,		December 31,		June 30,
(Dollars in thousands)	2020		2019		2019
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.9%		99.8%		99.8%
Adjustable-rate mortgage loans	0.1%		0.2%		0.2%
Total	100.0%		100.0%		100.0%
Weighted average life	4.81	years	6.55	years	6.54	years
Constant Prepayment rate (CPR)	16.0%		10.3%		10.1%
Weighted average discount rate	9.4%		9.4%		9.4%
Effect on fair value due to change in interest rates
25 basis point increase	$3,681		$2,477		$2,517
50 basis point increase	7,040		4,452		4,621
25 basis point decrease	(3,043)		(2,938)		(2,575)
50 basis point decrease	(5,191)		(6,228)		(5,540)

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

Custodial escrow balances maintained in connection with the loan servicing were $33.5 million and $27.7 million at June 30, 2020 and June 30, 2019, respectively.

Whole loan sales were $489.3 million and $717.6 million for the three and six months ended June 30, 2020, respectively, compared to $186.5 million and $301.7 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, $412.4 million and $606.9 million, or 84.3% and $84.6%, were sold with the servicing rights retained by the company, compared to $147.3 million and $236.5 million, or 79.0% and 78.4%, for the three and six months ended June 30, 2019.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $603.3 million, $59.4 million and $47.8 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

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

At June 30, 2020, December 31, 2019 and June 30, 2019, our repurchase agreements totaled $358.1 million, $242.2 million, and $260.4 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2020, December 31, 2019 and June 30, 2019. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $455.4 million, $242.2 million and $260.4 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 – Subsequent Events

We have evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued and have determined that there is no additional disclosure necessary.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2019. Results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiary. References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

Overview

South State Corporation is a bank holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, South State Bank, National Association. a national banking association. The Bank also operates South State Advisory, Inc. (formerly First Southeast 401K Fiduciaries), a wholly owned registered investment advisor. Through the merger with CenterState Bank Corporation (“CSFL”) in the second quarter of 2020, the Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Also, through the merger with CSFL in the second quarter of 2020, the holding company operates R4ALL, Inc., which manages troubled loans purchased from the Bank to their eventual disposition and CSFL Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At June 30, 2020, we had approximately $37.7 billion in assets and 5,368 full-time equivalent employees.  Through the Bank, we provide our customers with checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer services, correspondent banking services, and use of ATM facilities.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 and also analyzes our financial condition as of June 30, 2020 as compared to December 31, 2019 and June 30, 2019. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

COVID-19

The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the governments of all of the states in which we have financial centers and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of some businesses that have been deemed to be non-essential.

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that were deemed, or who were employed by businesses that were deemed, to be non-essential. Although many of the states in our market area have begun to allow businesses to reopen in the second quarter of 2020 that were deemed non-essential, there are still many restrictions and our customers are still being adversely effected by the COVID-19 pandemic. In many of the states in our market area, as the economies have been allowed to reopen, there has been an increase in cases of COVID-19 and some restrictions have been reinstated.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and increased volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has had a significant impact on our business and operations. As part of our efforts to practice social distancing, in March 2020, we closed all of our banking lobbies and are conducting most of our business at this time through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, a majority of our workforce is working from home. To support our customers or to comply with law, we have deferred loan payments from 90 to 120 days for consumer and commercial customers, and we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers. Future governmental actions may require more of these and other types of customer-related responses.

As of July 24, 2020, we have deferrals of $2.7 billion, or 11.6%, of our total loan portfolio. For commercial loans, the standard deferral was 90 days for both principal and interest or 120 days of principal only.  For consumer and mortgage loans, the standard deferral was 120 days of both principal and interest.  We have actively reached out to our customers to provide guidance and direction on these deferrals.  In terms of available lines of credit, the company has not experienced an increase in borrowers drawing down on their lines.  Below are the loan portfolios which we view are of the greatest risk:

●	Lodging (hotel / motel) loan portfolio - 62% is under deferral, and the weighted average loan to value (“LTV”) was 57%. The Company currently has $974 million, or 4.2% of the total loan portfolio, excluding loans held for sale and Paycheck Protection Program (“PPP”) loans, in lodging loans.

●	Restaurant loan portfolio – 28% is under deferral, and the weighted average LTV of real estate secured was 55%. The Company currently has $505 million, or 2.2% of the total loan portfolio, excluding loans held for sale and PPP loans, in restaurants.

●	Retail loan portfolio – 19% of retail CRE loan portfolio is under deferral and the weighted average LTV of 57%. The Company currently has $2.2 billion, or 9.6% of the total loan portfolio, excluding loans held for sale and PPP loans, in retail CRE loans.

Also, we have extended credit to both customers and non-customers related to the Paycheck Protection Program (“PPP”). As of June 30, 2020, we have originated approximately 19,500 loans totaling approximately $2.4 billion through the PPP.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic.

We are monitoring the impact of the COVID-19 pandemic on our results of operations and financial condition. We implemented ASU 2016-13 in the first quarter of 2020 related to the calculation for our ACL for loans, investments, unfunded commitments and other financial assets. Considering the COVID-19 pandemic in our CECL models, we recorded a provision for credit losses of $151.5 million in the second quarter of 2020 which was significantly higher than previous quarters. Our provision for credit losses was comprised of three major components for period ended June 30, 2020: (1) $119.1 million for the day 1 provision for loans without significant credit deterioration (“Non-PCD”) acquired from CSFL, (2) $31.3 million from the legacy South State loan portfolio, and (3) $1.1 million from the acquired CSFL loan portfolio since the merger date. We also adjust our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses. At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold, as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Additional detail in regards to the goodwill analysis is disclosed below under the Goodwill and Other Intangible Assets section of the Recent Events.

CenterState Bank Corporation Merger

On June 7, 2020, South State Corporation acquired all of the outstanding common stock of CSFL, the bank holding company for CenterState Bank National Association (“CSB”), in a stock transaction.  Pursuant to the merger agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, South State Bank (“SSB”), a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “Bank Merger”). In connection with the Bank Merger, CSB changed its name to “South State Bank, National Association” (hereinafter referred to as the “Bank”). CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.3 billion including the value of the conversion of outstanding stock options and restricted stock units totaling $15.4 million.

In the acquisition, the Company acquired $12.9 billion of loans (excluding loans held for sale) at fair value, net of $269.1 million, or 2.04%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $3.1 billion with credit deficiencies that were identified as Purchased Credit Deteriorated (“PCD”) loans. The Company assumed $15.6 billion in deposits including a $20.2 million premium for fixed maturity time deposits.

As a result of the Bank Merger, the Bank is now a national banking association that is subject to primary supervision and regulation by the Office of the Comptroller of the Currency (the “OCC”) and subject to the National Bank Act and is no longer subject to supervision and regulation by the South Carolina Board of Financial Institutions. In addition, the Federal Deposit Insurance Corporation is no longer the Bank’s primary federal regulator, and the Bank is now a member of the Federal Reserve System.

Branch Consolidation

As a part of the ongoing evaluation of customer service delivery and efficiencies, on July 31, 2020, the Company announced the closing and consolidation of 19 branch locations in November of 2020. The expected cost associated with these closures and cost initiatives has been estimated to be approximately $5.8 million, and primarily includes personnel, facilities and equipment cost. The annual savings in 2021 of these closures is expected to be $6.6 million, and the impact on 2020 is anticipated to be approximately $825,000. Ten of the locations are in Florida, five in South Carolina, two in North Carolina, one in Georgia and one in Alabama.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 2 and Note 3 of our consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2019.

The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Credit Losses or ACL

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Due to the Merger between the Company and CSFL effective June 7, 2020, management collectively evaluated loans utilizing two different methodologies for the second quarter. Management plans to consolidate two methodologies into one during the second half of 2020. Management uses the two systematic methodologies to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7 — Allowance for Credit Losses in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of June 30, 2020, December 31, 2019 and June 30, 2019, the balance of goodwill was $1.6 billion, $1.0 billion and $1.0 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment, if any.

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

We evaluated the carrying value of goodwill as of April 30, 2020, our annual test date, considering the effects of COVID-19 and determined that no impairment charge was necessary. Our stock price has historically traded above its book value and tangible book value. However, during the first quarter of 2020, our stock price fell below book value and has remained below book value during the second quarter of 2020. This drop in stock was in reaction to the COVID-19 pandemic which has affected stock prices of companies in almost all industries. The lowest trading price for our stock during the first six months of 2020 was $40.42, and the stock price closed on June 30, 2020 at $47.66, which was below book value of $63.35 but above tangible book value of $38.33. The Company completed its annual valuation of the carrying value of goodwill as of April 30, 2020, taking into account the company’s drop in stock price in 2020, and taking into account the effect that the COVID-19 pandemic has had and continues to have on the U.S. economy and the economies of the markets in which we operate. Along with its internal analysis, the Company received a limited independent third party valuation of its goodwill, and based upon the valuation and our analysis, we determined that no impairment charge was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition. If the COVID-19 pandemic continues and the economy continues to deteriorate, we will have to reevaluate the impact on our financial condition and impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, ACL, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, California, Colorado, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, and Virginia. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at June 30, 2020 or 2019.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. Prior to the merger with CSFL, we classified former branch sites as OREO. During the second quarter of 2020 and with the merger with CSFL, the Company elected to reclassify these assets as bank property held for sale and report on a separate line within the balance sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the statement of operations. Subsequent adjustments to this value are described below in the following paragraph.

We report subsequent declines in the fair value of OREO and bank properties held for sale below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of these properties, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of these properties. Management reviews the value of these properties periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

Results of Operations

We reported consolidated net loss of ($84.9) million, or diluted loss per share (“EPS”) of ($1.96), for the second quarter of 2020 as compared to consolidated net income of $41.5 million, or diluted EPS of $1.17, in the comparable period of 2019, a 304.9% decrease in consolidated net income and a 267.5% decrease in diluted EPS. The $126.4 million decrease in consolidated net income was the net result of the following items:

●	A $30.6 million increase in interest income, resulting from a $22.6 million increase in interest income from acquired loans and a $8.5 million increase in interest income on non-acquired loans. Non-acquired loan interest income increased due to the $2.0 billion increase in average balance, given the interest rate declined by 48 basis points, a direct impact of such loans. This increase in loan interest income was offset by a $3.0 million decline in interest income on federal funds sold, even though the average balance increased by $1.4 billion from the merger with CSFL and the funds that flowed in from the CARES Act;
●	A $4.8 million decrease in interest expense, resulting from a 42 basis point decrease in the cost of interest-bearing liabilities even though the average balance of interest-bearing liabilities increased by $4.2 billion from the CARES Act and from the merger with CSFL. The decrease in cost of interest-bearing liabilities was due to a falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July 2019 to October 2019. The Federal Reserve then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic. The second quarter of 2020 reflects the full impact of these actions and the Company’s move to reduce the interest crediting rate on deposits;
●	A $147.8 million increase in the provision for credit losses, which resulted primarily from the provision for credit losses Non-PCD loans acquired from CSB (i.e., the impact of the adoption of CECL on Non-PCD acquired loans) and on non-acquired loans, which was the result of forecasted losses taking into consideration the impact of the COVID-19 pandemic has on the overall economic environment and the impact on the overall loan portfolio;
●	A $16.7 million increase in noninterest income, which resulted primarily from a $13.1 million increase in mortgage banking income and a $9.2 million increase in correspondent banking and capital markets income. This increase was partially offset by declines in fees on deposit accounts of $2.7 million (as a result of the impact of the COVID-

19 pandemic with less non-sufficient funds and bankcard fees), a decline in recoveries on acquired loans of $1.3 million (now part of ACL as a result of the CECL adoption) and no securities gains, which last year totaled $1.7 million. (See Noninterest Income section on page 86 for further discussion);
●	A $65.7 million increase in noninterest expense, which resulted primarily from a $38.2 million increase in merger-related expense and a $23.2 million increase in salaries and employee benefits primarily from the combined employee base from the merger with CSFL. (See Noninterest Expense section on page 87 for further discussion); and
●	A $35.0 million decrease in the provision for income taxes. This decrease was due to the pretax book loss recorded in the second quarter of 2020. The effective tax rate increased due to rate reducing items and additional federal tax credits available in the current quarter compared to the second quarter of 2019.

Our asset quality related to loans continued to remain strong at the end of the second quarter of 2020. Total nonperforming assets (“NPAs”) increased by $77.5 million from March 31, 2020 to $142.0 million as of June 30, 2020 due to the addition of NPAs from the merger with CSFL on June 7, 2020. The year over year change totaled $107.4 million, and was the result of the merger with CSFL and the increase related to loans formerly accounted for as credit impaired loans (with ASU 2016-13 are now considered PCD loans), prior to the adoption of ASU 2016-13. Acquired credit impaired loans were considered to be performing in prior periods, due to the application of the accretion method under FASB ASC Topic 310-30. The Company has not assumed or taken on any additional risk relative to these assets. NPAs as a percentage of total loans and repossessed assets remained flat at 56 basis points for the periods ended June 30, 2020 and March 31, 2020, respectively, and increased from 0.31% as compared to June 30, 2019. This increase also was related to the addition of the non-accrual acquired credit impaired loans into NPAs due to the adoption of ASU 2016-13. Nonperforming assets have been reduced by former bank property held for sale. Prior to the merger, the

Company included this information in nonperforming assets but is now reported as a separate item on the balance sheet.

All periods have been reclassified to reflect this change. NPAs increased $101.2 million from $40.8 million at December 31, 2019. This increase was primarily related to the merger with CSFL and the change due to ASU 2016-13 referenced above. Annualized net charge-offs for the second quarter of 2020 were 0.00%, or $101,000.

Non-acquired NPAs increased $7.6 million from $16.9 million at June 30, 2019 to $24.6 million at June 30, 2020, which resulted from a $7.3 million increase in non-acquired nonperforming loans. NPAs as a percentage of non-acquired loans and repossessed assets increased three basis points to 0.23% at June 30, 2020 as compared to 0.20% at June 30, 2019. Non-acquired NPAs increased $745,000 from $23.8 million at December 31, 2019. Acquired NPAs increased $99.7 million from $17.7 million at June 30, 2019 to $117.4 million at June 30, 2020 which was due primarily to the merger with CSFL and the adoption of ASU 2016-13 referenced above.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating its allowance for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies and Note 7 – Allowance for Credit Losses for further details. At June 30, 2020, the ACL was $434.6 million, or 1.70% of period end loans. Additionally, with the adoption of ASU 2016-13, the Company recorded separately a reserve for unfunded commitments of $21.1 million, or 0.08% of period end loans. For prior comparative periods, the ACL was $144.8 million, or 1.26%, of period-end loans and the allowance for loan losses on loans was $58.2 million, or 0.62%, at June 30, 2019. The ACL provides 3.53 times coverage of nonperforming loans at June 30, 2020. At December 31, 2019 and June 30, 2019, the allowance for loan losses on non-acquired loans provided coverage of 2.50 times and 3.43 times, respectively. We continued to show solid and stable asset quality numbers and ratios as of June 30, 2020. The increase in the ACL was the result of the following:

●	Initial provision for credit losses – CSFL Non-PCD loans $109.4 million (ASU 2016-13 requirement)
●	Provision for credit losses – normal quarterly increase $29.5 million reflective of modeled results
●	Net charge-offs, $101,000, or 0.00% annualized
●	Allowance for credit losses on PCD loans acquired from CSFL $150.9 million (part of fair value adjustment for these loans)

During the second quarter of 2020, acquired loan interest income increased $30.8 million compared to the first quarter of 2020. The yield on acquired loans was down to 5.08% at June 30, 2020 from 7.14% at March 31, 2020. The decrease in the yield in the second quarter of 2020 was primarily the result of the declining interest rate environment and the purchased loans in the CSFL merger. Loan accretion income recognized in the second quarter of 2020 totaled $10.1 million and included 23 days from the CSFL acquired loan portfolio. Accretion income decreased from $10.9 million in the first quarter of 2020. The higher accretion in the first quarter of 2020 was directly related to the adoption of CECL and elimination of loan pools, resulting in an acceleration of the recognition of the loan discount. Acquired period-end loan balances increased by $13.0 billion and acquired loans average balance increased by $3.3 billion, from March 31, 2020, due to the merger with CSFL.

The table below provides an analysis of the yield on our total loan portfolio, excluding loans held for sale, including both non-acquired and acquired loans. The acquired loan yield decreased from the second quarter of 2019 due to the PPP loans acquired in the CSFL merger and overall lower rate environment. Non-acquired loan yields were also lower due to the low yielding PPP loans originated during the second quarter of 2020.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2020	2019	2020	2019
Average balances:
Acquired loans, net of allowance for loan losses only in comparative period	$5,270,857	$2,694,862	$3,643,249	$2,820,243
Non-acquired loans	10,446,530	8,463,080	9,935,357	8,270,602
Total loans, excluding held for sale	$15,717,387	$11,157,942	$13,578,606	$11,090,845

Interest income:
Accretion income on acquired loans	$10,108	$9,149	$21,039	$18,286
Acquired loan interest income	56,453	34,774	81,320	71,720
Total acquired loans	66,561	43,923	102,359	90,006
Non-acquired loans	99,648	91,128	196,553	176,665
Total loans, excluding held for sale	$166,209	$135,051	$298,912	$266,671

Non-taxable equivalent yield:
Acquired loans	5.08%	6.54%	5.65%	6.44%
Non-acquired loans	3.84%	4.32%	3.98%	4.31%
Total loans, excluding held for sale	4.25%	4.85%	4.43%	4.85%

(1)	The accretion income on acquired loans includes the accretion from the discount on all acquired loans for the three and six months ended June 30, 2020 and 2019. In our previously filed Quarterly Reports on Form 10-Q, the accretion income on acquired loans included the accretion from the discount on the acquired non-credit impaired loan only. For the prior period, we reclassified the discount recognized related to acquired credit impaired loans to make the table comparable. This change was due to the adoption of ASU 2016-13 on January 1, 2020, which changed the accounting related to the acquired loan portfolio.

Compared to the balance at March 31, 2020, our non-acquired loan portfolio increased $1.0 billion, or 43.5% annualized, to $10.6 billion, driven primarily by the increase in commercial and industrial loans totaling $991.7 million due to the issuance of the PPP loans during the quarter. Commercial owner occupied loans real estate also increased by $24.6 million during the quarter. The acquired loan portfolio increased by $13.0 billion to $14.9 billion in the second quarter of 2020 compared to $1.9 billion at March 31, 2020, due to the merger with CSFL. Since June 30, 2019, the non-acquired loan portfolio has grown by $2.0 billion, or 22.9%, driven by increases in most loan categories. Commercial non-owner occupied real estate loans, commercial owner occupied real estate loans, commercial and industrial loans and consumer non real estate loans have accounted for the largest increases contributing $424.1 million, or 16.3%, $284.4 million, or 17.9%, $1.2 billion, or 107.9%, and $61.2 million, or 12.2% of growth, respectively. Since June 30, 2019, the acquired loan portfolio increased by $12.3 billion, or 472.1% due to the merger with CSFL.

Compared to the first quarter of 2020, non-taxable equivalent net interest income increased $34.5 million or 27.0% due to the merger with CSFL. The increase in net interest income during the second quarter of 2020 was mainly due to the increase in interest income on loans of $33.5 million (non-acquired loans interest income increased $2.7 million and acquired loans interest income increased $30.8 million), an increase in interest income on loans held for sale of $1.2 million, partially offset by lower interest income from investment securities of $890,000. Interest expense declined $1.8 million during the quarter even though the average balances increased from the merger. Rates dropped on funding cost with the rate cuts in mid-March and were fully reflected in the second quarter of 2020. Interest expense from deposits declined by $1.8 million and from other borrowings by $522,000. The increase in interest income on non-acquired loans was due to an increase in the average balance of $1.0 billion which was the result of PPP loans during the second quarter of 2020. The effects from the increase in average balance on non-acquired loans was partially offset by the decline in yield of thirty basis points due to the falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July 2019 to October 2019 and then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. The decrease in interest income from investment securities was due to a lower rate on a higher average balance of $284.7 million from the merger with CSFL. The declines in interest expense on interest-bearing deposits and other borrowings was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. The positive effects on net interest income were partially offset by a decline in interest income on federal funds sold, reverse repurchase agreements and interest-earning deposits of $1.0 million. The decrease in interest income from federal funds sold, reverse repurchase agreements and interest-earning deposits was due to decline in yield of 99 basis points due the falling rate environment in full effect for the quarter but on a much higher average balance. The increase in interest income from loans held for sale was mostly due to an increase in the average balance $161.5 million, primarily from the merger with CSFL. The non-taxable equivalent net interest margin decreased during the second quarter of 2020 compared to the first quarter of 2020 by 44 basis points from 3.67% to 3.23%. The decrease in the net interest margin was mainly due to the decline in yield on interest-earning assets of 65 basis points offset by 25 basis point decline in the yield on interest-bearing liabilities. The cost of all categories of interest-bearing liabilities declined during the second quarter of 2020, except for corporate and subordinated debentures, which increased 8 basis points. This increase was from the debt assumed in the merger with CSFL. The increase in interest income on acquired loans was due to an increase in average balances due to the merger with CSFL in early June. The yield declined by 206 basis points due to the lower rate environment and the acquisition of PPP loans.

Compared to the second quarter of 2019, non-taxable equivalent net interest income increased $35.4 million, or 27.82%, and the non-taxable equivalent net interest margin decreased to 3.24% from 3.82%. For further discussion of the comparison of net interest income and net interest margin for the periods ended June 30, 2020 and 2019, see Net Interest Income and Margin section below on page 71.

Our quarterly efficiency ratio increased to 80.5% in the second quarter of 2020 compared to 62.1% in the first quarter of 2020 and increased from 66.9% in the second quarter of 2019. The increase in the efficiency ratio compared to the first quarter of 2020 was the result of a $67.9 million, or 63.3% increase in noninterest expense partially offset by the effects of a $44.8 million, or 26.0% increase in net interest income and noninterest income. The increase in noninterest expense from the first quarter of 2020 was mainly due to a $36.2 million increase in merger-related costs, a $20.7 million increase in salaries and employee benefits, another 30% increase in most of the other expense line items from the merger with CSFL. The increase in net interest income and noninterest income was mainly due the merger with CSFL in early June. Mortgage banking income continues to benefit from low interest rate environment coupled with the business added from the merger with CSFL.

Diluted EPS and basic EPS was a loss of ($1.96), respectively, for the second quarter of 2020, compared to the second quarter of 2019 which were $1.17 and $1.18, respectively. The loss in the second quarter of 2020 was attributable to $119.1 million initial provision for credit losses recorded on Non-PCD loans and unfunded commitments acquired in the CSFL merger, and the merger-related costs incurred of $40.3 million, pre-tax. In addition, the weighted average common shares increased to 43.3 million shares, or 22.7%, due to the merger with CSFL compared to 35.3 million weighted average shares outstanding at June 30, 2019. The total number of shares outstanding at June 30, 2020 totaled 70,907,119, with 37.3 million issued in the merger with CSFL. The decrease in net income was mainly due the increase in the provision for credit losses of $147.8 million which resulted primarily from forecasted losses taking into consideration the impact that the COVID-19 pandemic, the initial provision for credit losses and the merger-related costs discussed above. The increase in outstanding shares from June 30, 2019 was due to the merger with CSFL.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Return on average assets (annualized)	(1.49)%	1.08%	(0.63)%	1.14%
Return on average equity (annualized)	(11.78)%	6.98%	(4.67)%	7.29%
Return on average tangible equity (annualized)*	(19.71)%	13.38%	(7.52)%	14.01%
Dividend payout ratio **	N/M	33.89%	N/M	32.03%
Equity to assets ratio	11.91%	15.14%	11.91%	15.14%
Average shareholders’ equity	$2,900,443	$2,382,742	$2,618,395	$2,373,572

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

** - For the three and six months ended June 30, 2020, the calculation of this ratio was not meaningful due to the net loss during the periods.  See explanation of the dividend payout ratio below for the comparative period calculations.

●	For the three months ended June 30, 2020, return on average tangible equity decreased to (19.71)% compared to 13.38% for the same period in 2019. This decrease was the result of a decline in net income to a net loss excluding amortization of intangibles of $81.3 million during the second quarter of 2020 along with the effects of an increase in average tangible equity of 25.6%. The net loss (merger expenses) and increase in average tangible equity (addition of equity from the merger) were both due to the merger with CSFL in the second quarter of 2020.
●	For the three months ended June 30, 2020, return on average assets was a loss of (1.49)%, a decrease from 1.08% for the three months ended June 30, 2019. This decline was due to both a decrease in net income to a net loss of $84.9 million during the second quarter of 2020 and the effects of an increase of 48.5% in average assets. The net loss (merger expenses) and increase in average assets (addition of assets from the merger) were both due to the merger with CSFL in the second quarter of 2020.
●	Equity to assets ratio was 11.91% for the three months ended June 30, 2020, a decrease from 15.14% for the three months ended June 30, 2019. The decrease from the comparable period in 2019 was due to the increase in total assets of 140.5% being greater than the increase of equity of 89.2% Both the increase in assets and equity were due to the merger with CSFL in the second quarter of 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Return on average equity (GAAP)	(11.78)%	6.98%	(4.67)%	7.29%
Effect to adjust for intangible assets	(7.93)%	6.40%	(2.85)%	6.72%
Return on average tangible equity (non-GAAP)	(19.71)%	13.38%	(7.52)%	14.01%

Average shareholders’ equity (GAAP)	$2,900,443	$2,382,742	$2,618,395	$2,373,572
Average intangible assets	(1,240,650)	(1,061,130)	(1,146,070)	(1,062,781)
Adjusted average shareholders’ equity (non-GAAP)	$1,659,793	$1,321,612	$1,472,325	$1,310,791

Net income (loss) (GAAP)	$(84,935)	$41,460	$(60,825)	$85,827
Amortization of intangibles	4,665	3,268	7,672	6,549
Tax effect	(1,052)	(646)	(1,933)	(1,310)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$(81,322)	$44,082	$(55,086)	$91,066

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the second quarter of 2020 decreased by 58 basis points from 3.82% in the second quarter of 2019 to 3.24%. This decrease was due to a decrease in the yield of interest-earning assets of 90 basis points; partially offset by a decline in the rate paid on interest-bearing liabilities of 42 basis points.

Non-TE net interest margin also decreased by 58 basis points from the second quarter of 2019, for the same reason above. The decrease in the yield on interest-earning assets was due to decreases in the yield on federal funds sold, reverse repurchase agreements and interest-earning deposits of 219 basis point, decreases in the yield on investment securities of 59 basis point, decreases in yield on non-acquired loans of 48 basis points and decreases in yield on acquired loans of 146 basis points. The decrease in these yields was mostly due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. The overall yield on interest-earning assets also declined due to a change in the mix of interest-earning assets. The average balance on federal funds sold, reverse repurchase agreements and interest earning deposit and investments securities, the Company’s lowest yielding assets increased $2.1 billion partially from the merger with CSFL and from the decision to hold more liquidity during the current COVID-19 pandemic and recessionary economic pressures. The Company’s higher yielding assets, increased by $4.7 billion from the merger with CSFL in early June 2020. The effects from the decline in yield on interest-earning assets were partially offset by a decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities declined 42 basis points from 0.95% in the second quarter of 2019 to 0.53% in the second quarter of 2020. This decrease in cost on interest-bearing liabilities was due to decrease in all categories of interest-bearing deposits, a decrease in cost on federal funds purchased and repurchase agreements, a decrease in corporate and subordinated debentures, and a decrease in cost on other borrowings. The decreases were the result of the falling interest rate environment in the last half of 2019 and first quarter of 2020. The increase in other borrowings during 2019 was due to the Bank making the strategic decision to use longer term FHLB funding strategy to fund its balance sheet growth while the increase in borrowings in the first quarter of 2020 was to provide the Bank with additional liquidity in reaction to the COVID-19 pandemic.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Non-TE net interest income	$162,557	$127,179	$290,571	$250,446
Non-TE yield on interest-earning assets	3.58%	4.48%	3.85%	4.51%
Non-TE rate on interest-bearing liabilities	0.53%	0.95%	0.63%	0.92%
Non-TE net interest margin	3.23%	3.80%	3.41%	3.85%
TE net interest margin	3.24%	3.82%	3.42%	3.87%

Non-TE net interest income increased $35.4 million, or 27.8%, in the second quarter of 2020 compared to the same period in 2019. Some key highlights are outlined below:

1.	Higher interest income of $30.6 million with acquired loan interest income increasing by $22.6 million because of higher average balances of acquired loans resulting from the merger with CSFL, higher non-acquired loan interest income of $8.5 million due to higher average balance of $2.0 billion and investment securities interest income increasing by $1.3 million because of higher average balances resulting from the merger with CSFL. The increases in interest income were partially offset by a $3.0 million decline in federal funds sold and repurchase agreements as the yield declined by 2.19%, even though the average balance increased by $1.4 billion. This increase was primarily from deposits from the CARES Act and PPP loans, along with securities sold by CSFL prior to the merger.
2.	Lower interest expense of $4.8 million with interest-bearing deposit interest expense decreasing $4.8 million due to falling rate environment in the last half of 2019 and first quarter of 2020. Interest expense of other borrowings, corporate and subordinated debentures, and federal funds purchased and repurchase agreements, was flat comparing second quarter of 2020 to the same period one year ago. The average balance was higher by $673.1 million.
3.	Non-TE yield on interest-earning assets for the second quarter of 2020 decreased 90 basis points from the comparable period in 2019. The decline in yield on interest-earning assets was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020 as well as a change in asset mix.
4.	The average cost of interest-bearing liabilities for the first quarter of 2020 decreased 42 basis points from the same period in 2019. This decrease occurred in all categories of funding and was due to the falling interest rate environment in the last half of 2019 and first quarter of 2020.
5.	The Non-TE net interest margin decreased by 57 basis points and the TE net interest margin decreased by 58 basis points in the second quarter of 2020 compared to the second quarter of 2019 due to the decline in yield on the interest earning assets, which was only partially offset by lower yield on interest-bearing liabilities.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	June 30,	% of	December 31,	% of	June 30,	% of
(Dollars in thousands)	2020	Total	2019	Total	2019	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Commercial non-owner occupied real estate:
Construction and land development	$802,781	3.1%	$33,569	0.3%	$60,391	0.5%
Commercial non-owner occupied	2,768,999	10.9%	447,441	3.9%	595,367	5.3%
Total commercial non-owner occupied real estate	3,571,780	14.0%	481,010	4.2%	655,758	5.8%
Consumer real estate:
Consumer owner occupied	1,788,159	7.0%	496,431	4.4%	577,284	5.1%
Home equity loans	767,709	3.0%	188,732	1.7%	208,777	1.9%
Total consumer real estate	2,555,868	10.0%	685,163	6.1%	786,061	7.0%
Commercial owner occupied real estate	2,039,816	8.0%	307,193	2.7%	376,187	3.4%
Commercial and industrial	2,810,771	11.0%	101,880	0.9%	151,579	1.4%
Other income producing property	343,987	1.3%	95,697	0.8%	111,006	1.0%
Consumer non real estate	255,254	1.0%	89,484	0.8%	99,690	0.9%
Other	357	-%	-	-%	-	-%
Total acquired - non-purchased credit deteriorated loans	11,577,833	45.3%	1,760,427	15.5%	2,180,281	19.5%
Acquired - purchased credit deteriorated loans (PCD):
Commercial non-owner occupied real estate:
Construction and land development	168,723	0.7%	15,332	0.1%	17,231	0.2%
Commercial non-owner occupied	1,252,396	4.9%	65,388	0.6%	79,242	0.7%
Total commercial non-owner occupied real estate	1,421,119	5.6%	80,720	0.7%	96,473	0.9%
Consumer real estate:
Consumer owner occupied	555,674	2.2%	91,690	0.8%	105,033	0.9%
Home equity loans	95,898	0.4%	50,660	0.4%	55,215	0.5%
Total consumer real estate	651,572	2.6%	142,350	1.2%	160,248	1.4%
Commercial owner occupied real estate	848,282	3.3%	67,491	0.6%	81,759	0.7%
Commercial and industrial	213,126	0.8%	3,588	-%	5,372	-%
Other income producing property	92,972	0.4%	32,240	0.3%	42,144	0.4%
Consumer non real estate	96,683	0.4%	35,457	0.3%	38,588	0.3%
Other	-	-%	-	-%	-	-%
Total acquired - purchased credit deteriorated loans (PCD)	3,323,754	13.1%	361,846	3.1%	424,584	3.7%
Total acquired loans	14,901,587	58.4%	2,122,273	18.6%	2,604,865	23.2%
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	1,027,558	4.0%	968,360	8.5%	879,724	7.8%
Commercial non-owner occupied	1,999,922	7.8%	1,811,138	15.9%	1,723,640	15.4%
Total commercial non-owner occupied real estate	3,027,480	11.8%	2,779,498	24.4%	2,603,364	23.2%
Consumer real estate:
Consumer owner occupied	2,077,413	8.1%	2,118,839	18.6%	2,079,949	18.5%
Home equity loans	514,799	2.0%	518,628	4.6%	514,242	4.6%
Total consumer real estate	2,592,212	10.1%	2,637,467	23.2%	2,594,191	23.1%
Commercial owner occupied real estate	1,874,422	7.4%	1,784,017	15.7%	1,589,987	14.2%
Commercial and industrial	2,317,466	9.1%	1,280,859	11.3%	1,114,513	9.9%
Other income producing property	213,279	0.8%	218,617	1.9%	214,203	1.9%
Consumer non real estate	564,686	2.2%	538,481	4.7%	503,468	4.5%
Other	8,015	-%	13,892	0.2%	1,601	-%
Total non-acquired loans	10,597,560	41.4%	9,252,831	81.4%	8,621,327	76.8%
Total loans (net of unearned income)	$25,499,147	100.0%	$11,375,104	100.0%	$11,226,192	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $14.2 billion, or 127.1%, to $25.5 billion at June 30, 2020 as compared to the same period in 2019. Non-acquired loans or legacy loans increased by $2.0 billion, or 22.9%, from June 30, 2019 to June 30, 2020 through organic loan growth and PPP loans. Acquired loans increased by $12.3 billion, or 472.1% as compared to the same period in 2019. The overall increase in acquired loans was the addition of $13.1 billion due to the merger with CSB, net $801.7 million which were the result of principal payments, charge-offs, foreclosures and renewals of acquired loans. Acquired loans as a percentage of total loans increased to 58.4% at June 30, 2020 compared to 23.2% at June 30, 2019. As of June 30, 2020, non-acquired loans as a percentage of the overall portfolio were 41.4% compared to 76.8% at June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Average total loans	$15,717,387	$11,157,942	$13,578,606	$11,090,845
Interest income on total loans	166,209	135,051	298,912	266,671
Non-TE yield	4.25%	4.85%	4.43%	4.85%

Interest earned on loans increased $31.2 million in the second quarter of 2020 compared to the second quarter of 2019. Some key highlights for the quarter ended June 30, 2020 are outlined below:

●	Our non-TE yield on total loans decreased 60 basis points in the second quarter of 2020 compared to the same period in 2019 and average total loans increased $4.6 billion or 40.9%, in the second quarter of 2020, as compared to the same period in 2019. The increase in average total loans was the result of 95.6% growth in the average acquired loan portfolio and 23.4% growth in the average non-acquired loan portfolio during the period. The growth in the acquired loan portfolio was due to the addition of $13.1 billion in loans from the merger with CSB, net of principal payments, charge-offs, and foreclosures. The growth in the non-acquired loan portfolio was due to normal organic growth and PPP loans. The yield on the acquired loan portfolio decreased from 6.54% in the second quarter of 2019 to 5.08% in the same period in 2020 and the yield on the non-acquired loan portfolio decreased from 4.32% in the second quarter of 2019 to 3.84% in the same period in 2020. The yield on the non-acquired loan portfolio decreased mainly due to the falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July 2019 to October 2019 and then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. This effectively decreased the Prime Rate, the rate used in pricing a majority of our new originated loans. The decrease in yield of 146 basis points on acquired loans was due to the lower interest rate environment that we have experienced over the past year and that continues currently, the increase in average loan balances of $2.6 million which were related to the merger with CSB, and loan accretion income on acquired loans totaling $10.1 million for the current quarter. The higher accretion income was due to the adoption of ASU 2016-13, which eliminated loan pools and changed the accounting for acquired credit impaired loans.
●

The balance of mortgage loans held for sale increased $531.6 million from March 31, 2020 to $603.3 million at June 30, 2020, and increased $555.5 million from a balance of $47.8 million at June 30, 2019.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits and repurchase agreements.  At June 30, 2020, investment securities totaled $3.3 billion, compared to $2.0 billion and $1.8 billion at December 31, 2019 and June 30, 2019, respectively. Our investment portfolio increased $1.3 billion from December 31, 2019 and $1.5 billion from June 30, 2019 mainly due to the acquisition of $1.2 billion in investment securities in the merger with CSFL. Excluding investment securities acquired in the CSFL merger, the investment securities portfolio increased by $72.1 million, or 7.2% from December 31, 2019 and by $310.8 million, or 17.6% from June 30, 2019. The increase in investment securities from December 31, 2019 was a result of investments acquired in the CSFL merger of $1.2 billion, purchases of $324.4 million as well as improvements in the market value of the available for sale investment securities portfolio of $46.7 million. These increases were partially offset by maturities, calls and paydowns of investment securities totaling $294.8 million. Net amortization of premiums were $5.5 million in the first six months of 2020. We continue to try and increase our investment securities strategically with the excess funds from deposit growth and the increase in other borrowings in 2019 and the first half of 2020. The increase in fair value in the available for sale investment portfolio in the first half of

2020 compared to December 31, 2019 was mainly due to the decrease in interest rates in March 2020 in reaction to the COVID-19 pandemic.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Average investment securities	$2,307,471	$1,621,064	$2,165,099	$1,568,359
Interest income on investment securities	12,425	11,168	25,739	21,261
Non-TE yield	2.17%	2.76%	2.39%	2.73%

Interest earned on investment securities was higher in both the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. This is a result of the Bank carrying a higher average balance in investment securities in 2020 compared to the same periods in 2019. The average balance of investment securities for the three and six months ended June 30, 2020 increased $686.4 million and $596.7 million, respectively from the comparable periods in 2019. With the excess liquidity from the growth in deposits and other borrowings during 2019 and the first half of 2020, the Bank used the excess funds to strategically increase the size of its investment portfolio. The increase in the average balance was also due to the acquisition of CSFL’s investment portfolio of $1.2 billion in June 2020. The yield on the investment portfolio declined 59 basis points and 34 basis points, respectively, during the three and six months ended June 30, 2020 compared to the same periods in 2019 due to the falling interest rate environment resulting from the drop in the federal funds rate made by the Federal Reserve during 2019 and in March 2020.

			Unrealized
	Amortized	Fair	Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2020
Government-sponsored entities debt	$4,882	$4,913	$31	$4,882	$—	$—	$—
U.S. treasury	199,988	199,987	(1)	—	—	—	199,988
State and municipal obligations	443,732	453,654	9,922	441,843	—	—	1,889
Mortgage-backed securities *	2,421,586	2,473,469	51,883	376,193	—	—	2,045,393
Corporate securities	5,588	5,695	107	—	—	—	5,588
	$3,075,776	$3,137,718	$61,942	$822,918	$—	$—	$2,252,858

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

At June 30, 2020, we had 192 securities available for sale in an unrealized loss position, which totaled $2.9 million. At December 31, 2019, we had 143 securities available for sale in an unrealized loss position, which totaled $4.5 million. At June 30, 2019, we had 98 securities available for sale in an unrealized loss position, which totaled $2.9 million.

As of June 30, 2020 as compared to December 31, 2019 and June 30, 2019, the total number of available for sale securities with an unrealized loss position increased by 49 and 94 securities, respectively, while the total dollar amount of the unrealized loss decreased by $1.6 million and $38,000, respectively. The increase in the number of securities in an unrealized loss position is due the increase in total securities with the acquisition of CSFL’s investment portfolio. This decrease in the amount of the unrealized loss was mainly due to the drop in both short and long term interest rates during the last half of 2019 and the first half of 2020. In particular, the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic.

All debt securities available for sale in an unrealized loss position as of June 30, 2020 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 – Summary of Significant Account Policies and Note 5 – Investment securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

As securities held for investment are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While management generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2020, we determined that there was no impairment on its other investment securities. As of June 30, 2020, other investment securities represented approximately $133.4 million, or 0.35% of total assets and primarily consists of FHLB and FRB stock which totals $122.9 million, or 0.33% of total assets. There were no gains or losses on the sales of these securities for the three and six months ended June 30, 2020 and 2019, respectively.

Trading Securities

CSFL had a correspondent banking department that was merged with the Company on June 7, 2020. This department occasionally purchases trading securities and subsequently sales them to correspondent bank customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio have been primarily municipal securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market income in our Consolidated Statements of Income. At June 30, 2020, we had one municipal security carried as a trading security with a fair value of $494,000.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Average interest-bearing liabilities	$13,785,525	$9,578,699	$11,972,309	$9,374,719
Interest expense	18,007	22,803	37,793	42,926
Average rate	0.53%	0.95%	0.63%	0.92%

The average balance of interest-bearing liabilities increased $4.2 billion in the second quarter of 2020 compared to the same period in 2019 due to increases in interest-bearing deposits of $3.5 billion and in other borrowings of $539.0 million. The increase in average interest-bearing deposits is due to the acquisition of $15.6 billion in deposits in the CSFL merger during the second quarter of 2020. The merger occurred on June 7 so the deposits were only outstanding for 23 days during the quarter. We continue to focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $15.1 billion during the second quarter of 2020 consisting of $13.2 billion through the merger and $1.9 billion, organically. These funds are normally lower cost funds. The increase in average other borrowings was due to the Company executing a 90-day FHLB advance of $200.0 million in June 2019, with a cash flow hedge. The advance with this hedge is effectively locking in four and five years of fixed rate funding. This $200.0 million advance is five year funding at a rate of 1.89%. In March 2020, the Bank also executed another FHLB advance of $300.0 million at a rate of 0.47% for nine months and FRB borrowings of $200.0 million at a rate of 0.25% for three months. The borrowings executed in March 2020 were to provide additional liquidity in reaction to the COVID-19 pandemic. These additional borrowings were paid off in June 2020 as the Company did not need the excess liquidity. The Company also acquired $275.0 million in subordinated debt and trust preferred debt in the merger with CSFL in the second quarter of 2020. This acquired debt was only outstanding for 23 days during the quarter. The decrease in interest expense of $4.8 million in the second quarter of 2020 compared to the same period in 2019 was driven by lower deposit interest expense of $4.8 million. The cost on interest-bearing deposits was 0.42% for the second quarter of 2020 compared to 0.81% for the same period in 2019. The decline in cost related to deposits was due the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. These changes resulted in a 42 basis point decrease in the average rate on all interest-bearing liabilities from 0.95% to 0.53% for the three months ended June 30, 2020. Some key highlights are outlined below:

●	Interest-bearing deposits increased $11.4 billion to $20.0 billion at June 30, 2020 from the period end balance at June 30, 2019 of $8.7 billion. The increase from June 30, 2019 was driven by an increase in money market accounts of $4.4 billion, interest-bearing transaction accounts of $3.4 billion, savings of $1.2 billion and in certificate of deposits of $2.4 billion. The increases, excluding deposits acquired in the CSFL merger, are money market accounts of $597.4 million, interest-bearing transaction accounts of $462.2 million and savings of $132.6 million. Certificate of deposits declined $131.7 million. We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin.
●	Average transaction and money market account balances increased $2.6 billion, or 47.5% to $8.1 billion from the average balance in the second quarter of 2019. Interest expense on transaction and money market accounts decreased $4.5 million. The effects from the increase in average balance were partially offset by a 45 basis point decrease in the average cost of funds to 25 basis points for the three months June 30, 2020 as compared to the same period in 2019. The decrease in the cost of funds on the transaction and money market account is due to the falling interest rate environment.
●	Average savings account balances increased 25.4%, or $344.6 million to $1.7 billion from the average balance in the second quarter of 2019. Interest expense on savings accounts decreased $916,000. The effects from the increase in average balance were partially offset by a 29 basis point decrease in the average cost of funds to 8 basis points for the three months June 30, 2020 as compared to the same period in 2019. The decrease in the cost of funds on savings accounts is due to the falling interest rate environment.
●	Average balance on certificates of deposit and other time deposits increased 32.7%, or $571.9 million to $2.3 billion from the average balance in the second quarter of 2019. Interest expense on certificates of deposit and other time deposit accounts increased $683,000 as a result of the increase in average balance. The effects from the increase in average balance were partially offset by a 24 basis point decrease in the average cost of funds to 125 basis points for the three months June 30, 2020 as compared to the same period in 2019. The decrease in the cost of funds on certificates of deposit and other time deposit accounts is due to the falling interest rate environment.
●	In the second quarter of 2020, as discussed above, average other borrowings increased $539.0 million compared to the second quarter of 2019. The average rate on other borrowings experienced a 115 basis point decrease to 1.65% for the three months ended June 30, 2020 compared to 2.80% for the same period in 2019. The decrease in the average cost of other borrowings is due to the $200.0 million in FHLB advances added in June 2019 which have an average effective rate with the hedges of 1.89% and to the $500.0 million added in March 2020 which have an average effective rate of 0.38%. The $500.0 million in FHLB and FRB borrowings added in March 2020 were paid off in June 2020. These FHLB and FRB borrowings are at a lower cost than our remaining other borrowings which consist of long term trust preferred borrowings and the subordinated debt (acquired in the merger with CSFL). Long term trust preferred borrowings have variable rates and reprice quarterly and the subordinated debt currently has a fixed rate. For the second quarter of 2020, the average rate for our long term trust preferred debt and subordinated debt was 4.22% while the cost of our FHLB advances and FRB borrowings was 1.18%. The FHLB and FRB borrowings have driven down the average cost of our total borrowings.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $2.4 billion, or 73.3%, to $5.6 billion in the second quarter of

2020 compared to $3.2 billion during the same period in 2019. At June 30, 2020, the period end balance of noninterest-bearing deposits was $9.9 billion, exceeding the June 30, 2019 balance by $6.7 billion. This increase in both period end and average assets was due to the noninterest-bearing deposits of $5.3 billion acquired in the merger with CSFL in June 2020. The merger occurred on June 7th so the noninterest bearing deposits were only outstanding for 23 days during the quarter which is reflected in the lower average balance. We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs. Our overall cost of funds including noninterest-bearing deposits was 0.37% for the three months ended June 30, 2020 compared to 0.71% for the three months ended June 30, 2019.

Provision for Expected Credit Losses

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses systematic methodologies to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. The Company’s measurement of credit losses policy adheres to GAAP as well as interagency guidance. The Company's ACL is calculated using collectively evaluated and individually evaluated loans.

Due to the merger between South State and CSFL and each of its wholly owned bank subsidiaries, SSB and CSB effective June 7, 2020, management collectively evaluated loans under two different methodologies for the second quarter 2020. Management plans to consolidate these methodologies into one methodology during the second half of 2020.

For the legacy SSB loans, the Company collectively evaluates loans that share similar risk characteristics. In general, Management has segmented loans by loan purpose. The Company collectively evaluates loans within the following 10 consumer and commercial segments: Consumer 1-4 Family Mortgage, Home Equity Line of Credit (“HELOC”), Consumer Non-Mobile Homes, Mobile Homes, Ready Reserve, Overdrafts, Land and Builder Finance Group Construction, Commercial Real Estate Owner-Occupied and Commercial Non-Real Estate, Commercial Income-Producing, and Business Express (“BEX”) and Microbusiness. The Consumer 1-4 Family Mortgage segment is further segmented by vintage year of origination or renewal. Although BEX and Microbusiness loans would typically be segmented within other commercial segments, Management has determined that BEX and Microbusiness loans share unique commercial risk characteristics such that there is a streamlined underwriting process more similar in nature to a consumer underwriting process. Legacy SSB Commercial loans that have a total credit exposure greater than $100,000 but less than $1.5 million are eligible for the expedited BEX process; Commercial loans of $100,000 or less, which are typically for equipment, fleet or other small business needs, are eligible for the expedited Microbusiness process.

For collectively evaluated legacy SSB loans, the Company in general uses four modeling approaches to estimate expected credit losses. The Company applies a vintage modeling methodology for the Consumer 1-4 Family Mortgage segment. The Company applies a statistical linear regression modeling methodology for the HELOC, Consumer Non-Mobile Homes, Land and Builder Finance Group Construction, Commercial Real Estate Owner-Occupied and Commercial Non-Real Estate, Commercial Income-Producing, and Ready Reserve segments. The Company applies a loss rate modeling methodology that includes one macroeconomic driver for the Mobile Homes and BEX and Microbusiness segments. Further, the Company applies an average loss rate modeling methodology for the Overdrafts segment. A prepayment assumption is inherently embedded in the vintage modeling methodology. For all other modeling approaches, the Company projects the contractual run-off of its portfolio at the segment level and incorporates a prepayment assumption in order to estimate exposure at default.

For legacy SSB loans, management has determined that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized its own internal data to measure historical credit loss experience with similar risk characteristics within the legacy SSB loan segments over an economic cycle. Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics. Management also considered further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For the majority of segment models for collectively evaluated loans, the Company incorporated at least one macroeconomic driver either using a statistical regression modeling methodology or simple loss rate modeling methodology.

For legacy SSB loans, management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates a 50% probability of the United States economy performing better than this projection and the same as the probability that it will perform worse. The baseline forecast was used for the two-year reasonable and supportable forecast period. Management determined that the forecast period was consistent with how the Company has historically forecasted for its profitability planning. Management has evaluated the appropriateness of the reasonable and supportable forecast for the current period along with the inputs used in the estimation of expected credit losses. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information within four quarters using a straight-line approach. Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique. Management has evaluated the appropriateness of a reversion period for the current period and noted that it was reasonable. Management has excluded the legacy South State’s purchased failed financial institution’s transaction loss history in its reversion to the historical average loss rate.

Included in its systematic methodology to determine its ACL for legacy SSB loans held for investment and certain off-balance-sheet credit exposures, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Concentration Risk, 2) Trends in Industry Conditions, 3) Trends in Portfolio Nature, Quality, and Composition, 4) Model Limitations, and 5) Other Qualitative Adjustments. For Concentration Risk, the Company incorporates qualitative adjustments to the formulaic model results for large loan concentrations, industry concentrations, geographic concentrations, and new market territories with limited or no loss history available. For Trends in Industry Conditions, the Company incorporates qualitative adjustments to the formulaic model result for drivers selected by our Credit Administration department that were not incorporated in the final statistical model or loss rate model. For Trends in Portfolio Nature, Quality, and Composition, the Company incorporates qualitative adjustments to the formulaic model results for underwriting exception trends, classified asset trends, delinquency trends, lending policies and procedures, and appraisal policies. For Model Limitations, the Company incorporates qualitative adjustments to the formulaic model results for predictive power, data limitations, and forecast risk. For Other Qualitative Adjustments, the Company incorporates qualitative adjustments to the formulaic model results for staff turnover rate/experience, staff coverage rate, changes in the training, legal or regulatory changes, natural disasters/weather events, political climate, and other “one-off” items.

For acquired CSFL loans, the allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (DCF) method is utilized for each loan in a pool, and the results are aggregated to the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (default rates, prepayment speeds). The company has identified the following portfolio segments: Commercial Real Estate, Multifamily, Hotel/Lodging, Municipal, Commercial and Industrial, Construction and Land Development, Residential Construction, Residential 1st Mortgage, Residential 2nd Mortgage, Home Equity Lines of Credit, and Consumer and Other.

For acquired CSFL loans, Management has determined that the peer loss experience provides the best basis for its assessment of expected credit losses to determine the ACL. The Company utilized peer call report data to measure historical credit loss experience with similar risk characteristics within the acquired CSFL loan segments over an economic cycle. For the majority of segment models for collectively evaluated loans, the Company incorporated at least two macroeconomic drivers using a statistical regression modeling methodology.

Management considers forward-looking information in estimating expected credit losses. For acquired CSFL loans, the Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates a 50% probability of the United States economy performing better than this projection and the same as the probability that it will perform worse. Management has evaluated the appropriateness of the reasonable and supportable forecast scenarios and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally utilizes a four quarter forecast and a four quarter reversion period for acquired CSFL loans.

Included in its systematic methodology to determine its ACL for acquired CSFL loans, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Lending Policy 2) Economic conditions not captured in models 3) Volume and Mix of Loan Portfolio 4) Past Due Trends 5) Concentration Risk 6) External Factors 7) Model Limitations.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. Considering the size of the Company, management maintains a net book balance threshold of $1.0 million for individually-evaluated loans unless further analysis in the future suggests a change is needed to this threshold based on the credit environment at that time. Prior to the current quarter, the net book balance threshold was $250,000 for legacy SSB loans and $500,000 for acquired CSFL loans. Generally, individually-evaluated loans other than Troubled Debt Restructurings, otherwise referred to herein as “TDRs,” are on nonaccrual status. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. For legacy SSB consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e. the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For legacy SSB commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology to calculate the effect of the concession provided to the borrower in TDR within the ACL. There were no new TDRs added from the CSFL merger.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic and the Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. Additional detail in regards to the loan modification programs in response to the COVID-19 is disclosed above under the COVID-19 section of the Recent Events.

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e. ACI or Purchased Credit Impaired) were treated as PCD loans. Further, the legacy CSFL loans that were individually evaluated were identified as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2020, the accrued interest receivable for loans recorded in Other Assets was $94.5 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of June 30, 2020, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $21.1 million. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statements of Income.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies and Note 7 – Allowance for Credit Losses for further details. As of June 30, 2020, the balance of the ACL was $434.6 million or 1.70% of total loans. The ACL increased $289.8 million from the balance of $144.8 million recorded at March 31, 2020. This increase included a $139.0 million provision of credit losses during the second quarter of 2020 and an increase of $150.9 million through purchase accounting on CSFL’s PCD loans partially offset by $0.1 million in net charge-offs. For the six months ended June 30, 2020, the ACL increased $377.7 million from the balance of $56.9 million. This increase included a $173.7 million provision of credit losses during the period, a $150.9 million increase through purchase accounting on CSFL’s PCD loans and an increase of $54.5 million through the impact of the initial adoption of CECL. These increases were partially offset by $1.4 million in net charge-offs. The impact of COVID19 was modeled in the forecasted loss period and macroeconomic assumptions.

At June 30, 2020, the Company also had an ACL on unfunded commitments of $21.1 million which was recorded in Other Liabilities on the Balance Sheet, compared to $8.6 million at March 31, 2020. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its allowance for credit losses on unfunded commitments by $6.5 million in the first quarter of 2020. During the three and six months ended June 30, 2020, the provision for credit losses on unfunded commitments was $12.5 million and $14.3 million, respectively. Of these amounts, $9.6 million was related to the merger with CSFL during the second quarter of 2020. These amounts were recorded in the provision for credit losses on the Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first and second quarter of 2020.

For the three and six months ended June 30, 2019, the allowance for non-acquired loan losses was $53.6 million, or 0.62%, of non-acquired period-end loans. With the adoption of ASU 2016-13 on January 1, 2020, the allowance was adjusted by $54.5 million. The ACL provides 3.53 times coverage of nonperforming loans at June 30, 2020. Net charge-offs to total loans during the three and six months ended June 30, 2020 were 0.00% and 0.02%, respectively. We continued to show solid and stable asset quality numbers and ratios as of June 30, 2020.

The following table provides the allocation, by segment, for expected credit losses.

	June 30, 2020
(Dollars in thousands)	Amount	%*

Consumer 1-4 Family Mortgage	$65,764	18.0%
Home Equity Line of Credit	26,560	5.5%
Consumer Non-Mobile Homes	9,545	2.3%
Mobile Home	8,376	1.3%
Land and Builder Finance	30,155	4.6%
Commercial Real Estate Owner-Occupied and Commercial Non-Real Estate	130,990	37.7%
Commercial Income Producing	156,533	26.7%
Business Express and Microbusiness	4,436	3.7%
Ready Reserves	502	—%
Overdrafts	1,066	—%
Other	681	0.2%
Total	$434,608	100.0%

*     Loan amortized cost in each category, expressed as a percentage of total loans

The following table presents a summary of the changes in the ACL, for the three and six months ended June 30, 2020:

	Three Months Ended June 30,
	2020

	Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total
Balance at beginning of period	$137,376	$7,409	$144,785
Allowance Adjustment - FMV for CSFL merger		150,946	150,946
Loans charged-off	(2,366)	(65)	(2,431)
Recoveries of loans previously charged off	1,557	773	2,330
Net charge-offs	(809)	708	(101)
Provision for loan losses	143,734	(4,756)	138,978
Balance at end of period	$280,301	$154,307	$434,608

Total loans, net of unearned income:
At period end	$25,499,147
Average	15,717,387
Net charge-offs as a percentage of average loans (annualized)	—
Allowance for credit losses as a percentage of period end loans	1.70
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	352.53

	Six Months Ended June 30,
	2020

	Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total
Allowance for credit losses at January 1	$56,927	$—	$56,927
Adjustment for implementation of CECL	51,030	3,408	54,438
Allowance Adjustment - FMV for CSFL merger		150,946	150,946
Loans charged-off	(4,697)	(957)	(5,654)
Recoveries of loans previously charged off	2,397	1,842	4,239
Net charge-offs	(2,300)	885	(1,415)
Provision for loan losses	174,644	(932)	173,712
Balance at end of period	$280,301	$154,307	$434,608

Total loans, net of unearned income:
At period end	$25,499,147
Average	13,578,606
Net charge-offs as a percentage of average loans (annualized)	0.02
Allowance for credit losses as a percentage of period end loans	1.70
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	352.53

The following table presents a summary of the changes in the ALLL, for comparative periods, prior to the adoption of ASU 2016-13 as follows:

	Three Months Ended June 30,
	2019
		Acquired	Acquired
		Non-credit	Credit
	Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total
Balance at beginning of period	$52,008	$—	$4,514	$56,522
Loans charged-off	(1,327)	(1,535)	—	(2,862)
Recoveries of loans previously charged off	875	116	—	991
Net charge-offs	(452)	(1,419)	—	(1,871)
Provision for loan losses	2,034	1,419	251	3,704
Reductions due to loan removals	—	—	(142)	(142)
Balance at end of period	$53,590	$—	$4,623	$58,213

Total non-acquired loans:
At period end	$8,621,327
Average	8,463,080
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.02%
Allowance for loan losses as a percentage of period end non-acquired loans	0.62%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	343.42%

	Six Months Ended June 30,
	2019
		Acquired	Acquired
		Non-credit	Credit
	Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(2,572)	(1,909)	—	(4,481)
Recoveries of loans previously charged off	1,627	322	—	1,949
Net charge-offs	(945)	(1,587)	—	(2,532)
Provision for loan losses	3,341	1,587	264	5,192
Reductions due to loan removals	—	—	(245)	(245)
Balance at end of period	$53,590	$—	$4,623	$58,213

Total non-acquired loans:
At period end	$8,621,327
Average	8,270,602
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.02%
Allowance for loan losses as a percentage of period end non-acquired loans	0.62%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	343.42%

Nonperforming Assets

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2020	2020	2019	2019	2019
Non-acquired:
Nonaccrual loans	$19,011	$19,773	$19,724	$18,310	$14,654
Accruing loans past due 90 days or more	419	119	514	333	280
Restructured loans - nonaccrual	3,453	4,020	2,578	544	671
Total nonperforming loans	22,883	23,912	22,816	19,187	15,605
Other real estate owned (“OREO”) (3) (7)	1,181	784	875	1,394	1,292
Other nonperforming assets (4)	508	157	136	70	29
Total non-acquired nonperforming assets	24,572	24,853	23,827	20,651	16,926
Acquired:
Nonaccrual loans (1)	99,346	32,548	10,839	9,596	9,948
Accruing loans past due 90 days or more	1,053	243	275	—	37
Total acquired nonperforming loans (2)	100,399	32,791	11,114	9,596	9,985
Acquired OREO and other nonperforming assets:
Acquired OREO (3) (8)	16,836	6,648	5,664	7,030	7,429
Other acquired nonperforming assets (4)	151	154	184	177	251
Total acquired OREO and other nonperforming assets	16,987	6,802	5,848	7,207	7,680
Total nonperforming assets	$141,958	$64,446	$40,789	$37,454	$34,591

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (5)	0.23%	0.26%	0.26%	0.23%	0.20%
Total nonperforming assets as a percentage of total assets (6)	0.07%	0.15%	0.15%	0.13%	0.11%
Nonperforming loans as a percentage of period end loans (5)	0.22%	0.25%	0.25%	0.21%	0.18%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (5)	0.56%	0.56%	0.36%	0.33%	0.31%
Total nonperforming assets as a percentage of total assets	0.38%	0.39%	0.26%	0.24%	0.22%
Nonperforming loans as a percentage of period end loans (5)	0.48%	0.49%	0.30%	0.25%	0.23%
(1)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans). In prior periods, these loans, which were called acquired credit impaired (“ACI”) loans were excluded from nonperforming assets. The adoption of CECL resulted in the discontinuation of the pool-level accounting for ACI loans and replaced it with loan-level evaluation for nonaccrual status. The Company’s nonperforming loans increased by $21.0 million in the first quarter of 2020 from these loans. The Company has not assumed or taken on any additional risk relative to these assets.
(2)	Periods prior to the adoption of CECL exclude the acquired credit impaired loans that are contractually past due 90 days or more totaling $9.2 million, $8.5 million, and $9.5 million as of December 31, 2019, September 30, 2019, and June 30, 2019, respectively, including the valuation discount.
(3)	Excludes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(4)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(5)	Loan data excludes mortgage loans held for sale.
(6)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(7)	Excludes non-acquired bank premises held for sale of $2.0 million, $2.7 million, $2.7 million, $2.3 million and $3.1 million as of June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively, that is now separately disclosed on the balance sheet.
(8)	Excludes acquired bank premises held for sale of $2.7 million as of June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $142.0 million, or 0.56% of total loans and repossessed assets, at June 30, 2020, an increase of $77.5 million, or 120.3%, from March 31, 2020, and an increase of $107.4 million, or 310.4%, from June 30, 2019. Total nonperforming loans were $123.3 million, or 0.48% of total loans, at June 30, 2020, an increase of $66.5 million, or 117.4%, from March 31, 2020, and an increase of $97.7 million, or 381.8%, from June 30, 2019. The increase in the nonperforming loan balances in the above schedule at June 30, 2020, compared to March 31, 2020, was due to the addition of $70.3 million in acquired nonperforming loans after the merger with CSB. Excluding the addition of these loans in the current period, acquired nonperforming loans declined by $2.7 million. Non-acquired nonperforming loans declined by $1.0 million from March 31, 2020. The increase in the nonperforming loan balances in the above schedule at June 30, 2020, compared to June 30, 2019, was due to the addition of the above mentioned loans related to the merger with CSB, as well as the addition of $21.0 million in the first quarter of 2020, formerly accounted for as credit impaired loans (with ASU 2016-13 are now considered PCD loans). Prior to the adoption of ASU 2016-13, acquired credit impaired loans were considered to be performing, due to the application of the accretion method under FASB ASC Topic 310-30. The Company has not assumed or taken on any additional risk relative to these assets. There was an increase in non-acquired nonperforming loans of $7.3 million from June 30, 2019, which were primarily commercial loans.

At June 30, 2020, OREO totaled $18.0 million which included $1.2 million in non-acquired OREO and $16.8 million in acquired OREO. Total OREO increased $10.6 million from March 31, 2020, which was primarily due to the CSB acquisition. At June 30, 2020, non-acquired OREO consisted of 10 properties with an average value of $118,000. This compared to 7 properties with an average value of $112,000 at March 31, 2020. At June 30, 2020, acquired OREO consisted of 66 properties with an average value of $255,000. This compared to 53 properties with an average value of $125,000 at March 31, 2020. In the second quarter of 2020, we added two properties with an aggregate value of $477,000 into non-acquired OREO, and we sold no properties. We added a total of 22 properties, with 18 properties from the CSB acquisition, into acquired OREO, and we sold 9 properties with a basis of $1.3 million in the second quarter of 2020.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $4.2 million, or 0.04% of total non-acquired loans outstanding, at June 30, 2020, compared to $8.9 million, or 0.09% of total non-acquired loans outstanding, at March 31, 2020, and compared to $8.2 million, or 0.09% of total non-acquired loans outstanding, at June 30, 2019. Potential problem loans related to acquired loans totaled $29.6 million, or 0.20% of total acquired loans outstanding, at June 30, 2020, compared to $7.0 million, or 0.36% of total acquired loans outstanding, at March 31, 2020. Prior to the adoption of ASU 2016-13, prior period acquired problem loans included only the non-credit impaired loans. At June 30, 2019, the acquired non-credit impaired potential problem loans were $7.1 million, or 0.32% of acquired non-credit impaired loans outstanding. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended June 30, 2020 and 2019, noninterest income comprised 25.1%, and 22.8%, respectively, of total net interest income and noninterest income. For the six months ended June 30, 2020 and 2019, noninterest income comprised 25.3%, and 21.8%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$10,115	$12,814	$22,419	$25,446
Debit, prepaid, ATM and merchant card related income	6,564	5,927	12,401	11,103
Mortgage banking income	18,371	5,307	33,018	7,692
Trust and investment services income	7,138	7,720	14,527	14,989
Correspondent banking and capital market income	10,067	861	10,560	845
Securities gains, net	—	1,709	—	2,250
Bank owned life insurance income	1,381	1,339	3,911	2,901
Recoveries on acquired loans	—	1,347	—	3,214
Other	711	594	1,643	1,236
Total noninterest income	$54,347	$37,618	$98,479	$69,676

Noninterest income increased by $16.7 million, or 44.5%, during the second quarter of 2020 compared to the same period in 2019. This quarterly change in total noninterest income primarily resulted from the following:

●	Service charges on deposit accounts were lower in the second quarter of 2020 by $2.7 million than the same quarter in 2019, due primarily to lower non-sufficient fund fees as a result of the COVID -19 pandemic resulting from funds provided by the CARES Act for customers leading to higher deposit balances and due to less spending and activity during the quarter.
●	Mortgage banking income increased by $13.1 million, or 246.2%, which was a result of higher income from the secondary market of $18.4 million due to higher activity and sales volume resulting from the decrease in interest rates and a higher margin, and from the addition of loan production from the CSFL. This increase was partially offset by the MSR, net of the hedge which declined by $5.4 million comparing second quarter of 2020 to the same quarter one year ago;
●	Correspondent banking and capital markets income increased by $9.2 million with $8.3 million of the increase being attributable to correspondent banking division of CSB acquired in the second quarter of 2020. Legacy capital markets income increased approximately $0.9 million due to a reduction in the CVA loss recorded in the current quarter;
●	Securities gains, net of $1.7 million during the second quarter of 2019 while there were no sales of securities in the second quarter of 2020, and therefore, no gains or losses;
●	There were no recoveries on acquired loans recorded in the income statement in the second quarter of 2020, due to the adoption of CECL at the beginning of 2020. Recoveries on acquired loans are no longer recorded through the income statement and are recorded through the ACL on the balance sheet. In the second quarter of 2019, there were $1.3 million in recoveries on acquired loans recorded through the income statement; and
●	Bank owned life insurance income is now separately reported (not included in other) in the table above and includes the income for 23 days related to the merger with CSFL, and results in slightly higher income than the one year ago quarter.

Noninterest income increased by $28.8 million, or 41.3%, during the first six month of 2020 compared to the same period in 2019. This quarterly change in total noninterest income primarily resulted from the following:

●	Service charges on deposit accounts were lower in 2020 by $3.0 million compared to 2019, due primarily to lower non-sufficient fund fees as a result of the COVID -19 pandemic due to funds provided by the CARES Act for customers leading to higher deposit balances and due to less spending and activity during the quarter.
●	Mortgage banking income increased by $25.3 million, or 329.3%, which was a result of higher income from the secondary market of $25.0 million due to higher activity and sales volume resulting from the decrease in interest rates and a higher margin, and from the addition of loan production from the CSFL. Income from MSR, net of the hedge increased $327,000 comparing 2020 to 2019;
●	Correspondent banking and capital markets income increased by $9.7 million with $8.3 million of the increase being attributable to correspondent banking division of CSB acquired in the second quarter of 2020. Legacy capital markets income increased approximately $1.4 million due to an increase in fee income from swap transactions of $3.5 million offset by a higher CVA loss of $2.1 million;
●	Securities gains, net of $2.3 million during 2019 while there were no sales of securities in 2020, and therefore, no gains or losses;
●	There were no recoveries on acquired loans recorded in the income statement in 2020, due to the adoption of CECL at the beginning of 2020. Recoveries on acquired loans are no longer recorded through the income statement and are recorded through the ACL on the balance sheet. In 2019, there were $3.2 million in recoveries on acquired loans recorded through the income statement; and
●	Bank owned life insurance income is now separately reported (not included in other) in the table above. Income from BOLI increased $1.0 million in 2020 compared to 2019 due to an increase in income from the payout of insurance policies $964,000.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Salaries and employee benefits	$81,720	$58,547	$142,698	$116,978
Occupancy expense	15,959	11,849	28,246	23,461
Information services expense	12,155	8,671	21,462	17,680
OREO expense and loan related	1,107	881	1,694	1,632
Pension plan termination expense	—	9,526	—	9,526
Amortization of intangibles	4,665	3,268	7,672	6,549
Business development and staff related expense	1,447	2,171	3,691	4,459
Supplies and printing	624	483	1,087	972
Postage expense	986	1,012	2,028	2,027
Professional fees	2,848	2,781	5,342	5,021
FDIC assessment and other regulatory charges	2,403	1,455	4,461	2,990
Advertising and marketing	531	959	1,345	1,766
Merger and branch consolidation related expense	40,279	2,078	44,408	3,058
Other	10,388	5,726	18,226	11,527
Total noninterest expense	$175,112	$109,407	$282,360	$207,646

Noninterest expense increased by $65.7 million, or 60.1%, in the second quarter of 2020 as compared to the same period in 2019. The quarterly increase in total noninterest expense primarily resulted from the following:

●	An increase in merger-related and branch consolidation related expense of $38.2 million compared to the second quarter of 2019. The costs in the second quarter of 2020 were related to the merger with CSFL while the costs in the second quarter of 2019 were related to branch consolidation and other cost saving initiatives;
●	Salaries and employee benefits expense increased by $23.2 million, or 39.6%, in the second quarter of 2020 compared to the same period in 2019. This increase was mainly attributable to an increase in all categories of salaries and benefits due to the increase in employees through the merger with CSFL in June; and
●	The increases in the other line items, including occupancy expense, information services expense, amortization of intangibles, FDIC assessment and other regulatory charges and other noninterest expense, include 23 days of the expenses related to CSFL, and reflect approximately 30% increase in operating cost.

Noninterest expense increased by $74.7 million, or 36.0%, in the first six months of 2020 as compared to the same period in 2019. The categories and explanations for the increases year-to-date are similar to the ones noted above in the quarterly comparison.

Income Tax Expense

Our effective income tax rate was 22.56% and 25.20% for the three and six months ended June 30, 2020 compared to 19.78% and 20.00% for the three and six months ended June 30, 2019.  The increase in the effective tax rate was driven mainly by a pre-tax book loss that was generated during the current quarter.  This along with the other rate reducing items also shown in the first quarter of the year, increased the income tax benefit that was recorded for the quarter.  The pre-tax book loss is also what drove the increase in the effective tax rate compared to the year-to-date and second quarter 2019 effective tax rates, along with additional federal tax credits available in the current year compared to the same period in 2019.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2020, shareholders’ equity was $4.5 billion, an increase of $2.1 billion, or 89.3%, from December 31, 2019, and an increase of $2.1 billion, or 89.2%, from $2.4 billion at June 30, 2019. The change from year-end was mainly attributable to the increase in equity through the issuance of common stock and the conversion of stock options and restricted stock totaling $2.3 billion from the merger with CSFL during the second quarter of 2020. The following table shows the changes in shareholders’ equity during 2020.

Total shareholders' equity at December 31, 2019	$2,373,013
Net loss	(60,825)
Cumulative adjustment pursuant to adoption of ASU 2016-13	(44,820)
Dividends paid on common shares ($0.94 per share)	(31,573)
Net increase in market value of securities available for sale, net of deferred taxes	36,393
Net decrease in market value of interest rate swap, net of deferred taxes	(24,671)
Stock options exercised	560
Employee stock purchases	385
Equity based compensation	13,734
Stock repurchase pursuant to buyback plan (320,000 shares, average price of $ 77.29 per share)	(24,715)
Common stock repurchased - equity plans	(7,445)
Stock issued pursuant to acquisition of CSFL	2,246,327
Stock options and restricted stock acquired and converted pursuant to CSFL acquisition	15,487
Total shareholders' equity at June 30, 2020	$4,491,850

On January 25, 2019, our Board of Directors approved a new program to repurchase up to 1,000,000 of our common stock, which were repurchased in the first and second quarter of 2019 at an average price of $69.89 per share (excluding commission expense) for a total of $69.9 million. In June 2019, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets (the “new Repurchase Program”). The number of shares to be purchased and the timing of the purchases during 2019 were based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of December 31, 2019, we had repurchased 1,165,000 shares at an average price of $74.72 a share (excluding sales commission) for a total of $87.1 million in common stock under the New Repurchase Program. During the first quarter of 2020, we remained active in repurchasing our common stock and bought 320,000 shares at an average price of $77.29 per share (excludes commission expense), a total of $24.7 million. No shares were repurchased during the second quarter of 2020. There were 515,000 shares available for repurchase remaining under the New Repurchase Program as of June 30, 2020.

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

Specifically, we are required to maintain the following minimum capital ratios:

●a CET1, risk-based capital ratio of 4.5%;

●a Tier 1 risk-based capital ratio of 6%;

●a total risk-based capital ratio of 8%; and

●a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. With the merger with CSFL during the second quarter of 2020, the Company’s $115.0 million in trust preferred securities no longer qualifies for tier 1 capital and is now only included in tier 2 capital for regulatory capital calculations. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the implementation of CECL; (ii) provide an optional three-year phase-in period for the day 1 adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. CECL became effective for us on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the day 1 effects on the Company’s regulatory capital calculations over a three-year phase-in.

In March 2020, in response to the COVID-19 pandemic, the federal banking agencies issued an interim final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The interim final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021, and that amount will be subject to the three-year phase out. The Company chose the five-year transition method and is deferring the recognition of the effects from day 1 and the CECL difference for the first two years of application.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	June 30,	December 31,	June 30,
	Minimums	2020	2019	2019
South State Corporation:
Common equity Tier 1 risk-based capital	N/A	10.70%	11.30%	11.58%
Tier 1 risk-based capital	6.00%	10.70%	12.25%	12.56%
Total risk-based capital	10.00%	12.93%	12.78%	13.07%
Tier 1 leverage	N/A	13.35%	9.73%	9.99%

South State Bank:
Common equity Tier 1 risk-based capital	6.50%	11.00%	12.07%	12.42%
Tier 1 risk-based capital	8.00%	11.00%	12.07%	12.42%
Total risk-based capital	10.00%	11.75%	12.60%	12.93%
Tier 1 leverage	5.00%	13.70%	9.59%	9.88%

The Tier 1 leverage ratio increased compared to December 31, 2019 due to the Company recording the full effect from the $2.3 billion addition to equity from the merger with CSFL while the increase in total assets of $19.0 billion from the merger were only included in the calculation of average assets since June 7, 2020. The CET1 risk-based capital and Tier 1 risk-based capital both decreased compared to December 31, 2019 due to the increase in our risk-based assets outpacing the increase in our tier 1 risk-based capital. This was mainly due to reductions in tier 1 risk-based capital due to the company no longer being able to include $115.0 in trust preferred debt as tier 1 capital based on the merger with CSFL along with the Company exceed $15.0 billion in assets, our repurchase of 320,000 shares of common stock at a cost of $24.7 million through our stock repurchase plans, a net loss during the year of $60.8 million, the common stock dividend paid of $31.6 million, and a reduction in retained earnings of $44.8 million from a cumulative change in accounting principle from the adoption of ASU 2016-13. The total risk-based capital ratio increased compared to December 31, 2019 due an increase in the allowance for credit losses that qualifies as tier 2 capital of $114.3 million and an increase in trust preferred debt and subordinated debt of $276.5 million that qualified for tier 2 capital. The increase in the allowance was mainly due a provision for credit losses of $119.1 million recorded on the loan portfolio and unfunded commitments acquired in the merger with CSFL during the second quarter of 2020. The increase in debt that qualifies for tier 2 capital was due to the Company acquiring $238.0 million in subordinated debt and $38.5 million in trust preferred debt in the merger with CSFL. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.3 billion, or approximately 29.2% annualized, compared to the balance at December 301 2019, and by $2.0 billion, or 22.9%, compared to the balance at June 30, 2019. Of the increase from both December 31, 2019 and June 30, 2019, $1.1 billion was related to PPP loans made in the first and second quarters of 2020. Excluding PPP loans, the non-acquired loan portfolio increased by $277.7 million, or 6.0% from December 31, 2019 and by $909.2 million, or 10.5% from June 30, 2019. The acquired loan portfolio increased by $12.8 billion from the balance at December 31, 2019 and by $12.3 billion from the balance at June 30, 2019. This increase was due the merger with CSFL in which the Company acquired $12.9 billion in loans in the second quarter of 2020. Excluding the acquired loans in the CSFL merger, the acquired loan portfolio decreased by $136.4 million, or 13.0% from December 31, 2019 and by $619.4 million, or 23.8% from June 30, 2019 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio increased $1.3 billion compared to the balance at December 31, 2019, and increased by $1.5 billion compared to the balance at June 30, 2019. Of these increases in investment securities, $1.2 billion was acquired in the merger with CSFL during the second quarter of 2020. Excluding investment securities acquired in the CSFL merger, the investment portfolio increased by $72.1 million, or 7.2% from December 31, 2019 and by $310.8 million, or 17.6% from June 30, 2019. The increase in investment securities from December 31, 2019 was a result of investments acquired in the CSFL merger of $1.2 billion, purchases of $324.4 million as well as improvements in the market value of the available for sale investment securities portfolio of $46.7 million. These increases were partially offset by maturities, calls and paydowns of investment securities totaling $294.8 million. Net amortization of premiums were $5.5 million in the first six months of 2020. The increase in investment securities excluding investments acquired in the CSFL merger was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. Total cash and cash equivalents were $4.4 billion at June 30, 2020 as compared to $688.7 million at December 31, 2019 and $852.0 million at June 30, 2019. The Company acquired $2.6 billion in cash and cash equivalents in the merger with CSFL in the second quarter of 2020. Total deposits increased $2.0 billion (excluding the $15.6 billion in deposits acquired in the CSFL merger) in the first half of 2020 which improved liquidity.

At June 30, 2020, December 31, 2019 and June 30, 2019, we had $804.0 million, $0 and $3.9 million of traditional, out–of-market brokered deposits. We acquired $804.0 million in traditional, out-of-market brokered deposits in the merger with CSFL in the second quarter of 2020. At June 30, 2020, December 31, 2019 and June 30, 2019, we had $524.9 million, $45.8 million, and $56.4 million, respectively, of reciprocal brokered deposits. Of the total reciprocal brokered deposits at June 30, 2020, $458.3 million were acquired in the CSFL merger. Total deposits were $30.0 billion at June 30, 2020, an increase of $17.8 billion from $12.2 billion at December 31, 2019 and an increase of $18.0 billion from $11.9 billion at June 30, 2019. This increase was due the merger with CSFL in which the Company acquired $15.6 billion in deposits in the second quarter of 2020. Excluding the acquired deposits in the CSFL merger, legacy deposits increased by $2.0 billion, or 33.6% (annualized) from December 31, 2019 and by $2.3 billion, or 19.2% from June 30, 2019. Our legacy deposit growth since December 31, 2019 included an increase in demand deposit accounts of $1.2 billion, an increase in savings and money market accounts of $545.3 million and an increase in interest-bearing transaction accounts of $297.9 million partially offset by a decline in certificates of deposit of $48.0 million. Other borrowings increased $273.3 million and $272.9 million, respectively, from December 31, 2019 and June 30, 2019 to $1.1 billion at June 30, 2020. Total short-term borrowings at June 30, 2020 were $720.5 million consisting of $362.3 million in federal funds purchased and $358.1 million in securities sold under agreements to repurchase. Total other borrowings at June 30, 2020 were $1.1 billion consisting of $700.1 million in FHLB advances and $389.2 million in trust preferred and subordinated debt. Other borrowings increased approximately $273.3 million in the second quarter of 2020 through acquisition of trust preferred and subordinated debt in the CSFL merger. The Company borrowed $500 million in March 2019 and $200 million in June 2019 in 90-day fixed rate FHLB advances, which we currently plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million (a four year agreement) and $350 million (a five year agreement) to manage the interest rate risk related to these 90-day FHLB advances. We borrowed these FHLB advances to provide liquidity for operations, loan growth and investment growth. In March 2020, we executed another FHLB advance of $300.0 million at a rate of 0.47% for nine months and FRB borrowings of $200.0 million at a rate of 0.25% for three months. These borrowings executed in March 2020 were to provide additional liquidity in reaction to the COVID-19 pandemic. These borrowings were paid off in the second quarter of 2020 as the Company had excess liquidity. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position taking into account our current composition of earning assets, asset quality, capital position, and operating results. Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments. Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2020, our Bank had total federal funds credit lines of $776.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2020, our Bank had $843.1 million of credit available at the Federal Reserve Bank’s Discount Window and had no balance outstanding. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2020, our Bank had a total FHLB credit facility of $3.2 billion with total outstanding FHLB letters of credit consuming $482 million and $700 million in outstanding advances leaving $2.1 billion in availability on the FHLB credit facility. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances. We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2020, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for loan losses and reserve for unfunded commitments, or $725.8 million at June 30, 2020. Based on this criteria, we had six such credit concentrations at June 30, 2020, including loans on hotels and motels of $951.8 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $3.2 billion, loans secured by owner occupied office buildings of $960.5 million, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $2.0 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.1 billion and loans secured by 1st mortgage 1-4 family owner occupied residential property of $3.9 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With the some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital plus the regulatory adjusted allowance for credit losses and reserve for unfunded commitment (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital plus the regulatory adjusted allowance for credit losses and reserve for unfunded commitments (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital plus the regulatory adjusted allowance for credit losses and reserve for unfunded commitment. At June 30, 2020, the Bank’s CDL concentration ratio was 62.3% and its CRE concentration ratio was 257.2%. As of June 30, 2020, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

Previous to the adoption of the new guidelines established in 2020, the guidelines for the construction, land development and other land loans were to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital. Both ratios were calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2019 and June 30, 2019 the Bank’s construction, land development and other land loans as a percentage of total risk-based capital were 68.7% and 64.7%, respectively. Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital were 225.6% and 227.4% as of December 31, 2019 and June 30, 2019, respectively.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, South State and the merger with CSFL. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from the COVID-19 pandemic or government or regulatory responses thereto, federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Risks and uncertainties relating to the merger with CSFL, including the ability to successfully integrate the companies or to realize the anticipated benefits of the merger;
●	Expenses relating to the merger with CSFL and integration of heritage South State and heritage CSFL;
●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our merger with CSFL;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;

●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Terrorist activities risk that results in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the SEC, including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, including risks and uncertainties disclosed in Part II, Tem 1A. Risk Factors, of this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2020 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation under the COSO criteria, which excluded the operations of CSFL as noted below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance regarding our control objective that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2020, the Company has excluded the operations of CSFL and its subsidiaries as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2020, the Company has excluded those disclosure controls and procedures of CSFL that are subsumed by internal control over financial reporting. The Merger was completed on June 7, 2020. As of and for the quarter ended June 30, 2020, CSFL’s assets represented approximately 50 percent of the Company’s consolidated assets. See "Note 4. Business Combinations" for further discussion of the Merger and its impact on the Company’s consolidated financial statements.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the second quarter of 2020, CSFL merged into South State Corporation. The Company is working to integrate CSFL into its overall internal control over financial reporting processes. Except for changes made in connection with this integration of CSFL, there was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2020 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business. The previously disclosed SEC investigation involving CSFL has been terminated by the SEC without enforcement action recommended.

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

The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known, nor is the ultimate length of the restrictions described above and the extent of any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;
●	work stoppages, forced quarantines, or other interruptions of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
●	unprecedented volatility in United States financial markets;
●	volatile performance of our investment securities portfolio;

●	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for credit losses;
●	declines in value of collateral for loans, including real estate collateral;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
●	declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, including our own, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

The measure of our ACL is dependent on the adoption and interpretation of applicable accounting standards. The Financial Accounting Standards Board issued a new credit impairment model, the Current Expected Credit Loss, or CECL standard, which has become effective and was adopted by us in the first quarter of 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan. This initial measurement took place as of January 1, 2020 at the time of our adoption of CECL, and measurements will occur periodically thereafter. The adoption of the CECL model has materially affected how we determine our ACL and, combined with the effects of the COVID-19 pandemic, required us to significantly increase our allowance.

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

On March 27, 2020, President Trump signed the CARES Act into law, which included a $349 billion loan program administered through the SBA referred to as the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. As of June 30, 2020, we have originated approximately 19,500 loans, totaling approximately $2.4 billion though the PPP program. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and two lawsuits have been filed against the Company and the Bank, along with other larger and smaller banks, relating to the payment of agent fees in connection with the origination of PPP loans. The Company and the Bank may be exposed to the risk of additional litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

Paycheck Protection Program loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If Paycheck Protection Program borrowers fail to qualify for loan forgiveness, the Bank faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the Paycheck Protection Program loans are guaranteed by the SBA, various regulatory requirements will apply to the Bank’s ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty.

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

In January 2019, our Board of Directors approved a share repurchase program allowing us to repurchase up to 1,000,000 shares of our common stock, which replaced and superseded our prior share repurchase program. In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock (the “New Repurchase Program”), which began once all shares were repurchased under the previous Repurchase Program. As of June 30, 2020, we have repurchased 1,485,000 shares of the 2,000,000 shares authorized for repurchase under the New Repurchase Program and may repurchase up to an additional 515,000 shares of common stock under the New Repurchase Program.

The following table reflects share repurchase activity during the second quarter of 2020:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

April 1 - April 30	4,989	*	$55.60	—	515,000
May 1 - May 31	—	*	—	—	515,000
June 1 - June 30	88,124	*	60.19	—	515,000

Total	93,113			—	515,000
*

For the months ended April 30, 2020 and June 30, 2020, total includes 4,989 shares and 88,124 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2004 or 2019 stock repurchase programs to repurchase shares.

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

SOUTH STATE CORPORATION
(Registrant)

Date: August 7, 2020	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2020	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer