Form 10-Q
period 2020-09-30
SOUTH STATE Corp
filed 2020-11-06
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 4, 2020
Common Stock, $2.50 par value	70,949,737

South State Corporation and Subsidiary

September 30, 2020 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

South State Corporation and Subsidiary

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,	September 30,
	2020	2019	2019
	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$344,389	$262,019	$258,357
Federal funds sold and interest-bearing deposits with banks	3,199,101	377,692	396,804
Deposits in other financial institutions (restricted cash)	928,149	48,993	64,033
Total cash and cash equivalents	4,471,639	688,704	719,194
Investment securities:
Securities available for sale, at fair value (cost of $3,498,087 and allowance for credit losses of $0 for September 30, 2020)	3,561,929	1,956,047	1,813,134
Other investments	185,199	49,124	49,124
Total investment securities	3,747,128	2,005,171	1,862,258
Loans held for sale	456,141	59,363	87,393
Loans:
Acquired - non-purchased credit deteriorated loans	10,557,907	1,760,427	1,965,603
Acquired - purchased credit deteriorated loans (formerly acquired credit-impaired loans)	3,143,822	356,782	390,714
Non-acquired	11,536,086	9,252,831	8,928,512
Less allowance for credit losses	(440,159)	(56,927)	(54,937)
Loans, net	24,797,656	11,313,113	11,229,892
Other real estate owned	13,480	6,539	8,424
Bank property held for sale	24,504	5,425	4,991
Premises and equipment, net	626,259	317,321	323,506
Bank owned life insurance	556,475	234,567	233,206
Deferred tax assets	107,500	31,316	27,844
Derivatives assets	953,036	15,463	24,316
Mortgage servicing rights	34,578	30,525	28,674
Core deposit and other intangibles	171,637	49,816	53,083
Goodwill	1,566,524	1,002,900	1,002,900
Other assets	292,809	160,869	146,401
Total assets	$37,819,366	$15,921,092	$15,752,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$9,681,095	$3,245,306	$3,307,532
Interest-bearing	20,288,859	8,931,790	8,716,255
Total deposits	29,969,954	12,177,096	12,023,787
Federal funds purchased	351,676	56,581	33,539
Securities sold under agreements to repurchase	355,047	242,160	235,533
Corporate and subordinated debentures	389,540	115,833	115,666
Other borrowings	700,097	700,103	700,105
Reserve for unfunded commitments	43,161	335	335
Derivative liabilities	979,155	30,485	43,287
Other liabilities	467,323	225,486	248,874
Total liabilities	33,255,953	13,548,079	13,401,126
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000, 80,000,000 and 80,000,000 shares; 70,928,304, 33,744,385 and 33,902,726 shares issued and outstanding, respectively	177,321	84,361	84,757
Surplus	3,764,482	1,607,740	1,617,004
Retained earnings	604,564	679,895	646,325
Accumulated other comprehensive income	17,046	1,017	2,870
Total shareholders’ equity	4,563,413	2,373,013	2,350,956
Total liabilities and shareholders’ equity	$37,819,366	$15,921,092	$15,752,082

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Net Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$280,825	$134,953	$581,566	$402,175
Investment securities:
Taxable	11,118	10,785	33,951	28,933
Tax-exempt	2,136	1,587	5,041	4,700
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	1,215	2,676	3,100	7,565
Total interest income	295,294	150,001	623,658	443,373
Interest expense:
Deposits	15,154	16,655	42,215	50,693
Federal funds purchased and securities sold under agreements to repurchase	509	612	1,515	2,037
Corporate and subordinated debentures	5,034	1,397	8,197	4,332
Other borrowings	4,249	3,964	10,813	8,492
Total interest expense	24,946	22,628	62,740	65,554
Net interest income	270,348	127,373	560,918	377,819
Provision for credit losses	29,797	4,028	217,804	9,220
Net interest income after provision for credit losses	240,551	123,345	343,114	368,599
Noninterest income:
Fees on deposit accounts	24,346	19,725	59,166	56,274
Mortgage banking income	48,022	6,115	81,040	13,807
Trust and investment services income	7,404	7,320	21,931	22,309
Correspondent banking and capital market income	26,432	690	36,992	1,536
Securities gains, net	15	437	15	2,687
Recoveries on acquired loans	—	1,401	—	4,615
Other	8,571	1,894	14,125	6,030
Total noninterest income	114,790	37,582	213,269	107,258
Noninterest expense:
Salaries and employee benefits	134,919	59,551	277,617	176,529
Occupancy expense	23,845	11,883	52,091	35,344
Information services expense	18,855	8,878	40,317	26,558
OREO expense and loan related	1,146	597	2,840	2,229
Pension plan termination expense	—	—	—	9,526
Amortization of intangibles	9,560	3,268	17,232	9,817
Supplies, printing and postage expense	2,755	1,418	5,870	4,417
Professional fees	4,385	2,442	9,727	7,463
FDIC assessment and other regulatory charges	2,849	228	7,310	3,218
Advertising and marketing	1,203	1,052	2,548	2,818
Merger and branch consolidation related expense	21,662	—	66,070	3,058
Other	15,708	7,047	37,624	23,033
Total noninterest expense	236,887	96,364	519,246	304,010
Earnings:
Income before provision for income taxes	118,454	64,563	37,137	171,847
Provision for income taxes	23,233	12,998	2,741	34,455
Net income	$95,221	$51,565	$34,396	$137,392
Earnings per common share:
Basic	$1.34	$1.51	$0.70	$3.94
Diluted	$1.34	$1.50	$0.69	$3.92
Weighted average common shares outstanding:
Basic	70,905	34,057	49,330	34,859
Diluted	71,076	34,300	49,636	35,069

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$95,221	$51,565	$34,396	$137,392
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	1,915	7,467	48,573	44,528
Tax effect	(421)	(1,643)	(10,686)	(9,796)
Reclassification adjustment for (gains) losses included in net income	(15)	(437)	(15)	2,679
Tax effect	3	96	3	(590)
Net of tax amount	1,482	5,483	37,875	36,821
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding gains (losses) arising during period	165	(4,988)	(34,150)	(18,931)
Tax effect	(37)	1,097	7,512	4,165
Reclassification adjustment for losses (gains) included in interest expense	3,457	(241)	6,143	(585)
Tax effect	(760)	53	(1,351)	128
Net of tax amount	2,825	(4,079)	(21,846)	(15,223)
Change in pension plan and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	—	—	—	—
Tax effect	—	—	—	—
Reclassification adjustment for changes included in net income	—	—	—	7,888
Tax effect	—	—	—	(1,735)
Net of tax amount	—	—	—	6,153
Other comprehensive income, net of tax	4,307	1,404	16,029	27,751
Comprehensive income	$99,528	$52,969	$50,425	$165,143

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended September 30, 2020 and 2019

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income	Total
Balance, June 30, 2019	34,735,587	$86,839	$1,676,229	$609,444	$1,466	$2,373,978
Comprehensive income:
Net income	—	—	—	51,565	—	51,565
Other comprehensive income, net of tax effects	—	—	—	—	1,404	1,404
Total comprehensive income						52,969
Cash dividends declared on common stock at $.43 per share	—	—	—	(14,684)	—	(14,684)
Employee stock purchases	5,598	14	360	—	—	374
Stock options exercised	24,256	61	767	—	—	828
Stock issued pursuant to restricted stock units	578	1	(1)	—	—	—
Common stock repurchased - buyback plan	(858,800)	(2,147)	(62,307)	—	—	(64,454)
Common stock repurchased	(4,493)	(11)	(329)	—	—	(340)
Share-based compensation expense	—	—	2,285	—	—	2,285
Balance, September 30, 2019	33,902,726	$84,757	$1,617,004	$646,325	$2,870	$2,350,956
Balance, June 30, 2020	70,907,119	$177,268	$3,759,166	$542,677	$12,739	$4,491,850
Comprehensive income:
Net income	—	—	—	95,221	—	95,221
Other comprehensive income, net of tax effects	—	—	—	—	4,307	4,307
Total comprehensive income						99,528
Cash dividends declared at $.47 per share	—	—	—	(33,334)	—	(33,334)
Employee stock purchases	9,316	23	399	—	—	422
Stock options exercised	5,471	14	166	—	—	180
Stock issued pursuant to restricted stock units	10,207	26	(26)	—	—	—
Common stock repurchased	(3,809)	(10)	(183)	—	—	(193)
Share-based compensation expense	—	—	4,960	—	—	4,960
Balance, September 30, 2020	70,928,304	$177,321	$3,764,482	$604,564	$17,046	$4,563,413

South State Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2020 and 2019

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income:
Net income	—	—	—	137,392	—	137,392
Other comprehensive income, net of tax effects	—	—	—	—	27,751	27,751
Total comprehensive income						165,143
Cash dividends declared on common stock at $1.21 per share	—	—	—	(42,175)	—	(42,175)
Employee stock purchases	11,548	29	688	—	—	717
Stock options exercised	36,978	93	1,137	—	—	1,230
Restricted stock awards (forfeitures)	6,602	17	(17)	—	—	—
Stock issued pursuant to restricted stock units	51,543	128	(128)	—	—	—
Common stock repurchased - buyback plan	(2,000,000)	(5,000)	(139,594)	—	—	(144,594)
Common stock repurchased	(33,494)	(84)	(2,219)	—	—	(2,303)
Share-based compensation expense	—	—	6,642	—	—	6,642
Balance, September 30, 2019	33,902,726	$84,757	$1,617,004	$646,325	$2,870	$2,350,956
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive income:
Net income	—	—	—	34,396	—	34,396
Other comprehensive income, net of tax effects	—	—	—	—	16,029	16,029
Total comprehensive income						50,425
Cash dividends declared on common stock at $1.41 per share	—	—	—	(64,907)	—	(64,907)
Employee stock purchases	16,217	40	767	—	—	807
Stock options exercised	23,012	58	682	—	—	740
Restricted stock awards (forfeitures)	8,828	22	(22)	—	—	—
Stock issued pursuant to restricted stock units	306,282	766	(766)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,915)	—	—	(24,715)
Common stock repurchased	(121,489)	(304)	(7,334)	—	—	(7,638)
Share-based compensation expense	—	—	18,694	—	—	18,694
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState acquisition	—	—	15,487	—	—	15,487
Cumulative change in accounting principle due to the adoption of ASU 2016-13	—	—	—	(44,820)	—	(44,820)
Balance, September 30, 2020	70,928,304	$177,321	$3,764,482	$604,564	$17,046	$4,563,413

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$34,396	$137,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,471	24,981
Provision for credit losses	217,804	9,220
Deferred income taxes	(31,577)	1,457
Gains on sale of securities, net	(15)	(2,687)
Trading securities revenue	(189)	—
Purchases of trading securities	(108,537)	—
Proceeds from sale of trading securities	108,726	—
Share-based compensation expense	18,694	6,642
Accretion of discount related to acquired loans	(43,484)	(9,131)
(Gains) losses on disposal of premises and equipment	(514)	3,648
Gains on sale of bank premises and other repossessed real estate	(21)	(527)
Net amortization of premiums on investment securities	13,318	5,310
Bank premises and other repossessed real estate write downs	770	727
Fair value adjustment for loans held for sale	(5,125)	1,463
Originations and purchases of loans held for sale	(1,943,097)	(583,804)
Proceeds from sales of loans held for sale	2,079,830	525,659
Gains on sales of loans held for sale	(74,808)	(7,786)
Bank owned life insurance income	(6,830)	(4,206)
Net change in:
Accrued interest receivable	(21,717)	(134)
Prepaid assets	(8,939)	(846)
Operating Leases	6,037	1,134
Bank owned life insurance	(1,231)	(218)
Derivative assets	(40,330)	(19,225)
Miscellaneous other assets	42,018	(27,477)
Accrued interest payable	678	317
Accrued income taxes	(30,106)	2,625
Derivative liabilities	60,536	38,866
Miscellaneous other liabilities	58,345	24,307
Net cash provided by operating activities	356,103	127,707
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	23,540	231,990
Proceeds from maturities and calls of investment securities available for sale	705,381	208,640
Proceeds from sales of other investment securities	42,034	45
Purchases of investment securities available for sale	(1,201,855)	(692,114)
Purchases of other investment securities	(80,513)	(23,566)
Net increase in loans	(737,130)	(280,684)
Net cash received from acquisitions	2,566,376	—
Recoveries of loans previously charged off	8,287	2,833
Purchases of premises and equipment	(13,009)	(11,533)
Proceeds from redemption and payout of bank owned life insurance policies	19,207	1,323
Proceeds from sale of bank premises and other repossessed real estate	8,254	7,405
Proceeds from sale of premises and equipment	704	17
Net cash provided by (used in) investing activities	1,341,276	(555,644)
Cash flows from financing activities:
Net increase in deposits	2,174,838	376,854
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	6,436	(1,577)
Proceeds from borrowings	500,000	700,001
Repayment of borrowings	(500,005)	(150,005)
Common stock issuance	807	717
Common stock repurchases	(32,353)	(146,897)
Dividends paid on common stock	(64,907)	(42,175)
Stock options exercised	740	1,230
Net cash provided by financing activities	2,085,556	738,148
Net increase in cash and cash equivalents	3,782,935	310,211
Cash and cash equivalents at beginning of period	688,704	408,983
Cash and cash equivalents at end of period	$4,471,639	$719,194
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$73,525	$65,237
Income taxes	$62,555	$31,928
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$—	$82,160
Recognition of operating lease assets in exchange for lease liabilities	$7,054	$10,239
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$18,937,418	$—
Other intangible assets acquired	140,862	—
Liabilities assumed	17,380,016	—
Net identifiable assets acquired over liabilities assumed	563,625	—
Common stock issued in acquisition	2,246,327	—
Real estate acquired in full or in partial settlement of loans	$4,262	$9,610

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to herein as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2020, as amended on March 6, 2020, should be referenced when reading these unaudited condensed consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiary. References to the “Bank” means South State Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

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

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2020, the accrued interest receivable for investment securities available for sale recorded in Other Assets was $11.4 million.

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

ACL - Loans

The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company established the incremental increase in the ACL at adoption through equity and subsequent adjustments through a provision for credit losses charged to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

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

The Company merged with CenterState Bank Corporation (“CSFL” or “CenterState”) on June 7, 2020. For the second quarter ended June 30, 2020, given the proximity of the merger date to the quarter end, Management evaluated loans from each legacy loan portfolio utilizing pre-existing methodologies implemented prior to the merger and aggregated the result. During the third quarter, Management consolidated the two methodologies into one to arrive at the ACL recorded at September 30, 2020.

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is utilized for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (e.g., default rates and prepayment speeds). The Company has identified the following portfolio segments: Owner-Occupied Commercial Real Estate, Non Owner-Occupied Commercial Real Estate, Multifamily, Municipal, Commercial and Industrial, Commercial Construction and Land Development, Residential Construction, Residential Senior Mortgage, Residential Junior Mortgage, Revolving Mortgage, and Consumer and Other.

In determining the proper level of the ACL, Management has determined that the loss experience of the Bank provides the best basis for its assessment of expected credit losses. It therefore utilized its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions (i.e., failed banks). For most of the segment models for collectively evaluated loans, the Company incorporated two or more macroeconomic drivers using a statistical regression modeling methodology.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates a 50% probability of the United States economy performing better than this projection and the same as the probability that it will perform worse. Management has evaluated the appropriateness of the reasonable and supportable forecast scenarios and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally utilizes a four-quarter forecast and a four-quarter reversion period.

Included in its systematic methodology to determine its ACL, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Lending Policy; 2) Economic conditions not captured in models; 3) Volume and Mix of Loan Portfolio; 4) Past Due Trends; 5) Concentration Risk; 6) External Factors; and 7) Model Limitations.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. During the third quarter of 2020 we consolidated the ACL models and due to the size of the combined company elected to increase the threshold for individually-evaluated loans to all non-accrual loans with a net book balance in excess of $1.0 million. We will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a troubled debt restructuring (“TDR”) with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession meets the criteria as defined under the CARES Act.

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2020, the accrued interest receivable for loans recorded in Other Assets was $97.8 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As part of the new combined ACL methodology implemented during the current quarter, Management completed a funding study based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applied this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Prior to the current quarter, the Company applied a utilization rate instead of a funding rate to the South State legacy portfolio to determine the reserve for unfunded commitments. As of September 30, 2020, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $43.2 million. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Statements of Income.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance was effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Based on effects of the COVID-19 pandemic on the economy and on our stock price, we evaluated our goodwill based on ASU 2017-04 at March 31, 2020 and determined there was no impairment of goodwill or other intangibles. We also evaluated the carrying value of goodwill as of April 30, 2020, our annual test date, and again, determined that no impairment charge was necessary. The Company will continue to monitor if a triggering event occurs that requires goodwill to be evaluated again.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an ACL that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration. See Note 2 – Summary of Significant Account Policies – Allowance for Credit Losses for further discussion. We adopted the new standard as of January 1, 2020. This standard did not have a material impact on our investment securities portfolio at implementation. Related to the implementation of ASU 2016-13, we recorded additional ACL for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. See table the below for impact of ASU 2016-13 on the Company’s consolidated balance sheet. See Note 2 - Summary of Significant Accounting Policies for further discussion.

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

B – Accrued interest receivable from acquired credit impaired loans of $1,677 was reclassified to other assets and was offset by the reclass of the grossed up credit discount on acquired credit impaired loans of $3,408 that was moved to the ACL for the purchased credit deteriorated loans.

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

Issued But Not Yet Adopted Accounting Standards

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in this update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications and hedging relationships. The Company has established a LIBOR Committee and various subcommittees which are continuing to evaluate the impact of adopting ASU 2020-04 on the consolidated financial statements including evaluating all of its contracts, hedging relationships and other transactions that will be effected by reference rates that are being discontinued.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying the amending existing guidance. Some of the simplification items included are 1) simplification for intraperiod tax allocations where entities will determine the tax effect of pre-tax income or loss from continuing operations without consideration of the tax effect of other items that are not included in continuing operations, 2) simplification for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year allowing an entity to record a benefit for year-to-date loss in excess of its forecasted loss, and 3) simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. We do not believe this update will have a material impact on our consolidated financial statements.

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

Note 4— Mergers and Acquisitions

CenterState Bank Corporation (“CSFL”)

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, of Winter Haven, Florida, the bank holding company for CenterState Bank, N.A. (“CSB”), in a stock transaction. Pursuant to the Merger Agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, SouthState Bank (“SSB”), a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “Bank Merger”). In connection with the Bank Merger, CSB changed its name to “SouthState Bank, National Association” (hereinafter referred to as the “Bank”). CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.26 billion including the value of the conversion of CSFL’s outstanding warrants, stock options and restricted stock units totaling $15.5 million.

In the acquisition, the Company acquired $13.0 billion of loans, including PPP loans, at fair value, net of $239.5 million, or 1.82%, estimated discount, including a fair value adjustment of $29.8 million recorded during the current quarter, to the outstanding principal balance, representing 113.9% of the Company’s total loans at December 31, 2019. Of the total loans acquired, Management identified $3.1 billion that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $125.9 million, which will be amortized utilizing a sum-of-the-years’-digit method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships. During the current quarter, the Company identified an additional intangible related to its correspondent banking business acquired in the CSFL merger of approximately $10.0 million. As a result of the various measurement period adjustments identified during the current quarter, goodwill was reduced by $36.9 million to $563.6 million.

During the three and nine month periods ending September 30, 2020 the Company incurred approximately $21.6 million and $65.9 million, respectively, of acquisition costs related to this transaction. There were no expenses incurred related to this acquisition for the three and nine month periods ending September 30, 2019. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Consolidated Statements of Income.

The CSFL transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by CSFL	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$2,566,450	$—		$—		$2,566,450
Investment securities	1,188,403	5,507	(a)	—	(a)	1,193,910
Loans held for sale	453,578	—		—		453,578
Loans, net of allowance and mark	12,969,091	(48,342)	(b)	29,834	(b)	12,950,583
Premises and equipment	324,396	2,392	(c)	5,999	(c)	332,787
Intangible assets	1,294,211	(1,163,349)	(d)	10,000	(d)	140,862
OREO and repossessed assets	10,849	(791)	(e)	(49)	(e)	10,009
Bank owned life insurance	333,053	—		—		333,053
Deferred tax asset	54,122	(8,681)	(f)	(8,952)	(f)	36,489
Other assets	1,061,136	(604)	(g)	26	(g)	1,060,558
Total assets	$20,255,289	$(1,213,868)		$36,858		$19,078,279

Liabilities
Deposits:
Noninterest-bearing	$5,291,443	$—		$—		$5,291,443
Interest-bearing	10,312,370	19,702	(h)	—		10,332,072
Total deposits	15,603,813	19,702		—		15,623,515
Federal funds purchased and securities sold under agreements to repurchase	401,546	—		—		401,546
Other borrowings	278,900	(7,401)	(i)	—		271,499
Other liabilities	1,088,048	(4,592)	(j)	—		1,083,456
Total liabilities	17,372,307	7,709		—		17,380,016
Net identifiable assets acquired over (under) liabilities assumed	2,882,982	(1,221,577)		36,858		1,698,263
Goodwill	—	600,483		(36,858)		563,625
Net assets acquired over liabilities assumed	$2,882,982	$(621,094)		$—		$2,261,888

Consideration:
South State Corporation common shares issued						37,271,069
Purchase price per share of the Company's common stock						$60.27

Company common stock issued ($2,246,327) and cash exchanged for fractional shares ($74)						$2,246,401
Stock option conversion						8,080
Restricted stock conversion						7,407
Fair value of total consideration transferred						$2,261,888

Explanation of fair value adjustments

(a)— Represents the reversal of CSFL's existing fair value adjustments of $40.7 million and the adjustment to record securities at fair value (premium) totaling $46.2 million (includes reclassification of all securities held as HTM to AFS totaling $175.7 million).

(b)— Represents approximately 2.04%, or $269.1 million, total mark of the loan portfolio including a 1.97%, or $259.7 million credit mark, based on a third party valuation. Also, includes the reversal of CSFL's ending allowance for credit losses of $158.2 million and fair value adjustments of $62.6 million. Fair value was subsequently adjusted by $29.8 million due to a reduction in the loan mark (discount).

(c)— Represents the MTM adjustment of $4.0 million on leased assets partially offset by the write-off of deminimus fixed assets of $1.6 million. Subsequently, the fair value on certain bank premises was adjusted by $6.0 million based on updated appraisals received.

(d)— Represents approximately a 1.28% core deposit intangible, or $125.9 million from a third party valuation. This amount is net of $84.9 million existing core deposit intangible and $1.2 billion of existing goodwill from CSFL’s prior transactions that was reversed. Approximately $10.0 million in a customer list intangible related to the correspondent banking business was subsequently identified and recorded in the third quarter of 2020.

(e)— Represents the reversal of prior valuation reserves of $878,000 and recorded new valuation reserves of $1.7 million on both OREO and other repossessed assets. The fair value was subsequently adjusted based on gains and losses recognized from sales of OREO and other repossessed assets.

(f)— Represents deferred tax assets related to fair value adjustments measured using an estimated tax rate of 22.0%. This includes an adjustment from the CSFL tax rate to our tax rate. The difference in tax rates relates to state income taxes. Additional deferred tax liability related to subsequent fair value adjustments identified and an updated estimated tax rate of 23.78% was approximately $9.0 million.

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

(j)— Represents the reversal of an existing $7.1 million unfunded commitment reserve at purchase date partially offset by a fair value adjustment to increase lease liabilities associated with leased facilities totaling $2.5 million.

Comparative and Pro Forma Financial Information for the CSFL Acquisition

Pro-forma data for the three and nine month periods ending September 30, 2020 and 2019 listed in the table below presents pro-forma information as if the CSFL acquisition occurred at the beginning of 2019. These results combine the historical results of CSFL in the Company’s Consolidated Statement of Net Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2019.

Merger-related costs of $65.9 million from the CSFL acquisition were incurred during 2020 and were excluded from pro forma information below. In addition, no adjustments have been made to the pro-formas to eliminate the provision for loan losses in 2019 of CSFL in the amount of $3.8 million. Pro-forma data for the year 2020 eliminated the non-PCD provision recorded on the acquisition date of $119.1 million. If the CSFL acquisition had occurred at the beginning of 2019, the acquisition date loan loss reserve amount would have been recorded directly through retained earnings upon adoption of ASU 2016-13 on January 1, 2020. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by CSFL in either 2020 or 2019. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2020 and 2021 for the CSFL merger. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2020	September 30, 2019
Total revenues (net interest income plus noninterest income)	$361,287	$1,151,361	$1,009,372
Net interest income	$275,217	$788,031	$786,383
Net adjusted income available to the common shareholder	$113,008	$300,248	$301,898
EPS - basic	$1.56	$4.23	$4.30
EPS - diluted	$1.55	$4.21	$4.27

The disclosures regarding the results of operations for CSFL subsequent to the acquisition date are omitted as this information is not practical to obtain. Although the Company has not converted CSFL’s core system, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine CSFL’s results of operation on a stand-alone basis.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2020:
Government-sponsored entities debt*	$29,882	$45	$—	$29,927
State and municipal obligations	446,068	13,236	(109)	459,195
Mortgage-backed securities**	3,008,562	54,671	(4,078)	3,059,155
Corporate securities	13,575	77	—	13,652
	$3,498,087	$68,029	$(4,187)	$3,561,929
December 31, 2019:
Government-sponsored entities debt*	$25,356	$585	$—	$25,941
State and municipal obligations	204,150	5,029	(764)	208,415
Mortgage-backed securities**	1,711,257	14,209	(3,775)	1,721,691
	$1,940,763	$19,823	$(4,539)	$1,956,047
September 30, 2019:
Government-sponsored entities debt*	$40,322	$645	$—	$40,967
State and municipal obligations	183,005	5,720	(43)	188,682
Mortgage-backed securities**	1,566,182	19,791	(2,488)	1,583,485
	$1,789,509	$26,156	$(2,531)	$1,813,134

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

During the three and nine months ended September 30, 2020, the Company recognized gains of $469,000 and losses of $ 454,000 (a net gain of $15,000) from the sale of available for sale securities compared to a net realized gain of $437,000 and $2.7 million for the three and nine months ended September 30, 2019. The net realized gain of $2.7 million for the nine months ended September 30, 2019 includes net realized gains totaling $5.4 million from the sale of VISA Class B shares. If the gains from the VISA Class B share are excluded, the Company would have had a net realized loss of $2.7 million on the sale of available for sale securities for the nine months ended September 30, 2019.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
September 30, 2020:
Federal Home Loan Bank stock	$44,838
Federal Reserve Bank stock	129,871
Investment in unconsolidated subsidiaries	4,941
Other nonmarketable investment securities	5,549
$185,199
December 31, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124
September 30, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2020, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt and equity securities at September 30, 2020 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities
	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$7,308	$7,339
Due after one year through five years	57,855	59,731
Due after five years through ten years	531,275	547,293
Due after ten years	2,901,649	2,947,566
	$3,498,087	$3,561,929

Information pertaining to our securities with gross unrealized losses at September 30, 2020, December 31, 2019 and September 30, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2020:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	109	43,880	—	—
Mortgage-backed securities	2,988	697,242	1,090	110,312
Corporate securities	—	—	—	—
	$3,097	$741,122	$1,090	$110,312
December 31, 2019:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	764	42,070	—	—
Mortgage-backed securities	2,422	461,658	1,353	141,982
	$3,186	$503,728	$1,353	$141,982
September 30, 2019:
Securities Available for Sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	43	5,275	—	—
Mortgage-backed securities	1,113	312,686	1,375	154,111
	$1,156	$317,961	$1,375	$154,111

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Freddie Mac, Fannie Mae, the FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of September 30, 2020 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 2 – Summary of Significant Account Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Note 6 — Loans

The following is a summary of total loans:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2020	2019	2019
Loans:
Construction and land development	$1,840,111	$1,017,261	$1,025,387
Commercial non-owner occupied	5,936,372	2,323,967	2,357,730
Commercial owner occupied real estate	4,846,020	2,158,701	2,093,795
Consumer owner occupied	4,311,186	2,706,960	2,760,126
Home equity loans	1,347,798	758,020	773,363
Commercial and industrial	5,419,120	1,386,327	1,261,527
Other income producing property	629,497	346,554	361,879
Consumer	900,171	663,422	654,883
Other loans	7,540	13,892	1,457
Total loans	25,237,815	11,375,104	11,290,147
Less allowance for credit losses	(440,159)	(61,991)	(60,255)
Loans, net	$24,797,656	$11,313,113	$11,229,892
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as 1-4 family investment rental property.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the current period September 30, 2020, to include net deferred cost of $50.5 million and unamortized discount total related to loans acquired of $110.4 million. Accrued interest receivable (AIR) of $97.8 million is accounted for separately and reported in other assets. The allowance for credit losses in the comparative periods includes the day 2 valuation allowance on the acquired credit impaired loans, which was $5.1 million at December 31, 2019 and $5.3 million at September 30, 2019.

The comparative periods in the above table reflect the loan portfolio prior to the adoption of ASU 2016-13. Prior periods were reported as shown in the below tables, with the acquired loans being net of unearned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.

The following is a summary of non-acquired loans for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	September 30,
(Dollars in thousands)	2019	2019
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$968,360	$955,318
Commercial non-owner occupied	1,811,138	1,777,327
Total commercial non-owner occupied real estate	2,779,498	2,732,645
Consumer real estate:
Consumer owner occupied	2,118,839	2,118,127
Home equity loans	518,628	521,744
Total consumer real estate	2,637,467	2,639,871
Commercial owner occupied real estate	1,784,017	1,677,695
Commercial and industrial	1,280,859	1,130,847
Other income producing property	218,617	220,957
Consumer	538,481	525,040
Other loans	13,892	1,457
Total non-acquired loans	9,252,831	8,928,512
Less allowance for loan losses	(56,927)	(54,937)
Non-acquired loans, net	$9,195,904	$8,873,575

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	September 30,
(Dollars in thousands)	2019	2019
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$33,569	$53,302
Commercial non-owner occupied	447,441	503,443
Total commercial non-owner occupied real estate	481,010	556,745
Consumer real estate:
Consumer owner occupied	496,431	543,432
Home equity loans	188,732	198,112
Total consumer real estate	685,163	741,544
Commercial owner occupied real estate	307,193	345,040
Commercial and industrial	101,880	126,092
Other income producing property	95,697	103,093
Consumer	89,484	93,089
Acquired non-credit impaired loans	$1,760,427	$1,965,603

The unamortized discount related to the acquired non-credit impaired loans totaled $20.3 million and $24.2 million at December 31, 2019, and September 30, 2019, respectively.

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

	December 31,	September 30,
(Dollars in thousands)	2019	2019
Acquired credit impaired loans:
Commercial real estate	$130,938	$149,134
Commercial real estate—construction and development	25,032	26,930
Residential real estate	163,359	175,044
Consumer	35,488	36,812
Commercial and industrial	7,029	8,112
Acquired credit impaired loans	361,846	396,032
Less allowance for loan losses	(5,064)	(5,318)
Acquired credit impaired loans, net	$356,782	$390,714

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

Construction and land development loans in the following table are on commercial and speculative real estate. Consumer owner occupied loans are on investment or rental 1-4 properties.

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$ 310,705	$ 417,268	$ 162,696	$ 87,830	$ 44,234	$ 62,987	$ 17,572	$ 1,103,292
Special mention	3,873	24,986	434	1,640	4,273	8,469	-	43,675
Substandard	355	2,815	856	1,921	654	3,847	-	10,448
Doubtful	-	-	-	-	-	8	-	8
Total Construction and land development	$ 314,933	$ 445,069	$ 163,986	$ 91,391	$ 49,161	$ 75,311	$ 17,572	$ 1,157,423

Commercial non-owner occupied
Risk rating:
Pass	$ 549,564	$ 1,105,865	$ 878,410	$ 705,532	$ 725,339	$ 1,303,140	$ 59,442	$ 5,327,292
Special mention	41,358	76,702	106,855	46,660	35,293	131,472	-	438,340
Substandard	1,317	49,669	8,127	27,310	38,636	45,677	-	170,736
Doubtful	-	-	-	-	-	4	-	4
Total Commercial non-owner occupied	$ 592,239	$ 1,232,236	$ 993,392	$ 779,502	$ 799,268	$ 1,480,293	$ 59,442	$ 5,936,372

Commercial Owner Occupied
Risk rating:
Pass	$ 623,490	$ 979,946	$ 752,860	$ 627,298	$ 489,093	$ 1,122,413	$ 35,709	$ 4,630,809
Special mention	4,836	13,658	14,252	14,814	14,729	48,751	97	111,137
Substandard	4,089	4,992	3,796	23,326	15,075	52,441	350	104,069
Doubtful	-	-	-	-	-	5	-	5
Total commercial owner occupied	$ 632,415	$ 998,596	$ 770,908	$ 665,438	$ 518,897	$ 1,223,610	$ 36,156	$ 4,846,020

Commercial and industrial
Risk rating:
Pass	$ 2,944,353	$ 630,152	$ 484,117	$ 339,940	$ 237,691	$ 456,125	$ 227,613	$ 5,319,991
Special mention	9,431	6,959	3,768	7,772	2,791	26,921	11,600	69,242
Substandard	526	867	7,513	7,573	3,388	7,159	2,850	29,876
Doubtful	-	1	1	3	3	2	1	11
Total commercial and industrial	$ 2,954,310	$ 637,979	$ 495,399	$ 355,288	$ 243,873	$ 490,207	$ 242,064	$ 5,419,120

Other income producing property
Risk rating:
Pass	$ 86,891	$ 93,360	$ 79,172	$ 64,528	$ 74,821	$ 138,341	$ 6,425	$ 543,538
Special mention	2,649	1,249	1,875	238	885	12,637	100	19,633
Substandard	633	909	849	1,213	996	13,808	47	18,455
Doubtful	-	-	-	-	-	6	-	6
Total other income producing property	$ 90,173	$ 95,518	$ 81,896	$ 65,979	$ 76,702	$ 164,792	$ 6,572	$ 581,632

Consumer owner occupied
Risk rating:
Pass	$ 6,990	$ 4,951	$ 612	$ 357	$ 1,564	$ 1,604	$ 13,321	$ 29,399
Special mention	29	3,613	251	65	-	140	304	4,402
Substandard	121	389	143	89	6	341	-	1,089
Doubtful	-	-	-	-	-	-	-	-
Total Consumer owner occupied	$ 7,140	$ 8,953	$ 1,006	$ 511	$ 1,570	$ 2,085	$ 13,625	$ 34,890

Other loans
Risk rating:
Pass	$ 7,540	$ -	$ -	$ -	$ -	$ -	$ -	$ 7,540
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other loans	$ 7,540	$ -	$ -	$ -	$ -	$ -	$ -	$ 7,540

Total Commercial Loans
Risk rating:
Pass	$ 4,529,533	$ 3,231,542	$ 2,357,867	$ 1,825,485	$ 1,572,742	$ 3,084,610	$ 360,082	$ 16,961,861
Special mention	62,176	127,167	127,435	71,189	57,971	228,390	12,101	686,429
Substandard	7,041	59,641	21,284	61,432	58,755	123,273	3,247	334,673
Doubtful	-	1	1	3	3	25	1	34
Total Commercial Loans	$ 4,598,750	$ 3,418,351	$ 2,506,587	$ 1,958,109	$ 1,689,471	$ 3,436,298	$ 375,431	$ 17,982,997

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots. The following table presents the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$ 683,682	$ 702,582	$ 635,065	$ 580,141	$ 444,876	$ 1,212,359	$ -	$ 4,258,705
30 days past due	-	63	237	116	68	2,736	-	3,220
60 days past due	246	330	1,824	134	516	1,445	-	4,495
90 days past due	-	337	364	1,279	905	6,991	-	9,876
Total Consumer owner occupied	$ 683,928	$ 703,312	$ 637,490	$ 581,670	$ 446,365	$ 1,223,531	$ -	$ 4,276,296

Home equity loans
Days past due:
Current	$ 6,134	$ 6,972	$ 8,988	$ 1,758	$ 442	$ 31,746	$ 1,282,226	$ 1,338,266
30 days past due	155	-	-	289	7	314	2,752	3,517
60 days past due	-	6	-	-	-	49	600	655
90 days past due	-	68	-	157	315	3,165	1,655	5,360
Total Home equity loans	$ 6,289	$ 7,046	$ 8,988	$ 2,204	$ 764	$ 35,274	$ 1,287,233	$ 1,347,798

Consumer
Days past due:
Current	$ 229,845	$ 229,491	$ 132,566	$ 74,318	$ 46,477	$ 161,134	$ 21,285	$ 895,116
30 days past due	100	326	243	117	124	934	19	1,863
60 days past due	36	44	68	105	22	646	18	939
90 days past due	47	82	340	161	156	1,466	1	2,253
Total consumer	$ 230,028	$ 229,943	$ 133,217	$ 74,701	$ 46,779	$ 164,180	$ 21,323	$ 900,171

Construction and land development
Days past due:
Current	$ 262,567	$ 269,667	$ 86,778	$ 24,277	$ 7,238	$ 31,980	$ -	$ 682,507
30 days past due	13	-	-	-	-	14	-	27
60 days past due	-	-	-	-	-	47	-	47
90 days past due	-	-	-	-	-	107	-	107
Total Construction and land development	$ 262,580	$ 269,667	$ 86,778	$ 24,277	$ 7,238	$ 32,148	$ -	$ 682,688

Other income producing property
Days past due:
Current	$ 3,226	$ 1,791	$ 2,441	$ 4,091	$ 3,065	$ 33,236	$ -	$ 47,850
30 days past due	-	-	-	-	-	-	-	-
60 days past due	-	-	-	-	-	-	-	-
90 days past due	-	-	-	-	-	15	-	15
Total other income producing property	$ 3,226	$ 1,791	$ 2,441	$ 4,091	$ 3,065	$ 33,251	$ -	$ 47,865

Total Consumer Loans
Days past due:
Current	$ 1,185,454	$ 1,210,503	$ 865,838	$ 684,585	$ 502,098	$ 1,470,455	$ 1,303,511	$ 7,222,444
30 days past due	268	389	480	522	199	3,998	2,771	8,627
60 days past due	282	380	1,892	239	538	2,187	618	6,136
90 days past due	47	487	704	1,597	1,376	11,744	1,656	17,611
Total Consumer Loans	$ 1,186,051	$ 1,211,759	$ 868,914	$ 686,943	$ 504,211	$ 1,488,384	$ 1,308,556	$ 7,254,818

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Total Loans	$ 5,784,801	$ 4,630,110	$ 3,375,501	$ 2,645,052	$ 2,193,682	$ 4,924,682	$ 1,683,987	$ 25,237,815

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Construction & Development		Commercial Non-owner Occupied		Commercial Owner Occupied
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$959,206	$947,230	$1,787,306	$1,768,013	$1,754,801	$1,648,456
Special mention	7,095	5,601	22,410	7,091	19,742	17,319
Substandard	2,059	2,487	1,422	2,223	9,474	11,920
Doubtful	—	—	—	—	—	—
	$968,360	$955,318	$1,811,138	$1,777,327	$1,784,017	$1,677,695

	Commercial & Industrial		Other Income Producing Property		Commercial Total
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2019	2019	2019	2019	2019	2019
Pass	$1,256,465	$1,103,532	$213,291	$215,624	$5,971,069	$5,682,855
Special mention	16,055	18,148	3,966	3,922	69,268	52,081
Substandard	8,339	9,167	1,360	1,411	22,654	27,208
Doubtful	—	—	—	—	—	—
	$1,280,859	$1,130,847	$218,617	$220,957	$6,062,991	$5,762,144

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$2,094,080	$2,091,129	$508,054	$510,508	$536,002	$522,674
Special mention	9,585	9,054	4,490	5,373	487	421
Substandard	15,174	17,944	6,084	5,863	1,992	1,945
Doubtful	—	—	—	—	—	—
	$2,118,839	$2,118,127	$518,628	$521,744	$538,481	$525,040

	Other		Consumer Total
	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019
Pass	$13,892	$1,457	$3,152,028	$3,125,768
Special mention	—	—	14,562	14,848
Substandard	—	—	23,250	25,752
Doubtful	—	—	—	—
	$13,892	$1,457	$3,189,840	$3,166,368

The following table presents the credit risk profile by risk grade of total non-acquired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Total Non-acquired Loans
	December 31,	September 30,
(Dollars in thousands)	2019	2019
Pass	$9,123,097	$8,808,623
Special mention	83,830	66,929
Substandard	45,904	52,960
Doubtful	—	—
	$9,252,831	$8,928,512

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

			Commercial Non-owner
	Construction & Development		Occupied		Commercial Owner Occupied
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$31,690	$51,340	$432,710	$492,258	$300,678	$330,005
Special mention	966	736	14,162	5,035	3,092	3,427
Substandard	913	1,226	569	6,150	3,423	11,608
Doubtful	—	—	—	—	—	—
	$33,569	$53,302	$447,441	$503,443	$307,193	$345,040

			Other Income Producing
	Commercial & Industrial		Property		Commercial Total
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2019	2019	2019	2019	2019	2019
Pass	$97,092	$120,926	$87,892	$95,611	$950,062	$1,090,140
Special mention	2,948	4,051	5,837	5,937	27,005	19,186
Substandard	1,840	1,115	1,968	1,545	8,713	21,644
Doubtful	—	—	—	—	—	—
	$101,880	$126,092	$95,697	$103,093	$985,780	$1,130,970

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Consumer Owner Occupied		Home Equity		Consumer
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2019	2019	2019	2019	2019
Pass	$486,433	$532,760	$174,912	$184,946	$86,535	$90,076
Special mention	6,434	6,805	5,679	5,405	654	574
Substandard	3,564	3,867	8,141	7,761	2,295	2,439
Doubtful	—	—	—	—	—	—
	$496,431	$543,432	$188,732	$198,112	$89,484	$93,089

	Consumer Total
	December 31,	September 30,
	2019	2019
Pass	$747,880	$807,782
Special mention	12,767	12,784
Substandard	14,000	14,067
Doubtful	—	—
	$774,647	$834,633

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Total Acquired
	Non-credit Impaired Loans
	December 31,	September 30,
(Dollars in thousands)	2019	2019
Pass	$1,697,942	$1,897,922
Special mention	39,772	31,970
Substandard	22,713	35,711
Doubtful	—	—
	$1,760,427	$1,965,603

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

			Commercial Real Estate—
			Construction and
	Commercial Real Estate		Development
	December 31,	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2019	2019	2019
Pass	$108,762	$121,264	$17,756	$18,978
Special mention	6,465	9,064	2,904	3,018
Substandard	15,711	18,806	4,372	4,934
Doubtful	—	—	—	—
	$130,938	$149,134	$25,032	$26,930

	Residential Real Estate		Consumer		Commercial & Industrial
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2019	2019	2019	2019	2019	2019
Pass	$82,203	$88,131	$4,483	$4,696	$5,160	$5,703
Special mention	35,968	36,901	12,658	12,723	286	471
Substandard	45,188	50,012	18,347	19,393	1,583	1,938
Doubtful	—	—	—	—	—	—
	$163,359	$175,044	$35,488	$36,812	$7,029	$8,112

	Total Acquired
	Credit Impaired Loans
	December 31,	September 30,
	2019	2019
Pass	$218,364	$238,772
Special mention	58,281	62,177
Substandard	85,201	95,083
Doubtful	—	—
	$361,846	$396,032

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total			Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Non-Accruing	Loans
September 30, 2020
Construction and land development	$2,028	$245	$—	$2,273	$1,836,193	$1,645	$1,840,111
Commercial non-owner occupied	604	21	—	625	5,928,700	7,047	5,936,372
Commercial owner occupied	1,150	859	526	2,535	4,812,672	30,813	4,846,020
Consumer owner occupied	2,184	4,494	1	6,679	4,271,410	33,097	4,311,186
Home equity loans	1,997	476	379	2,852	1,333,516	11,430	1,347,798
Commercial and industrial	10,728	1,507	632	12,867	5,393,529	12,724	5,419,120
Other income producing property	1,261	—	—	1,261	620,112	8,124	629,497
Consumer	1,653	969	4	2,626	891,531	6,014	900,171
Other loans	—	—	—	—	7,540	—	7,540
	$21,605	$8,571	$1,542	$31,718	$25,095,203	$110,894	$25,237,815

The following table presents an aging analysis of past due accruing loans, segregated by class for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	30 - 59 Days	60 - 89 Days	90+ Days	Total			Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Non-Accruing	Loans
December 31, 2019
Commercial real estate:
Construction and land development	$321	$34	$—	$355	$967,511	$494	$968,360
Commercial non-owner occupied	114	—	—	114	1,810,264	760	1,811,138
Commercial owner occupied	3,218	553	—	3,771	1,776,764	3,482	1,784,017
Consumer real estate:
Consumer owner occupied	752	—	—	752	2,110,719	7,368	2,118,839
Home equity loans	1,343	39	—	1,382	515,673	1,573	518,628
Commercial and industrial	2,097	100	110	2,307	1,272,360	6,192	1,280,859
Other income producing property	208	—	404	612	217,159	846	218,617
Consumer	690	201	—	891	536,003	1,587	538,481
Other loans	25	3	—	28	13,864		13,892
	$8,768	$930	$514	$10,212	$9,220,317	$22,302	$9,252,831
September 30, 2019
Commercial real estate:
Construction and land development	$194	$17	$—	$211	$954,558	$549	$955,318
Commercial non-owner occupied	173	—	299	472	1,776,366	489	1,777,327
Commercial owner occupied	2,818	1,588	—	4,406	1,669,227	4,062	1,677,695
Consumer real estate:
Consumer owner occupied	1,390	79	—	1,469	2,109,103	7,555	2,118,127
Home equity loans	425	237	—	662	519,701	1,381	521,744
Commercial and industrial	1,209	327	30	1,566	1,126,682	2,599	1,130,847
Other income producing property	115	181	—	296	219,981	680	220,957
Consumer	558	114	—	672	522,829	1,539	525,040
Other loans	—	—	—	—	1,457	—	1,457
	$6,882	$2,543	$329	$9,754	$8,899,904	$18,854	$8,928,512

The following table presents an aging analysis of past due accruing loans, segregated by class for acquired non-credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	30 - 59 Days	60 - 89 Days	90+ Days	Total			Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Non-Accruing	Loans
December 31, 2019
Commercial real estate:
Construction and land development	$20	$—	$92	$112	$32,758	$699	$33,569
Commercial non-owner occupied	144	1,146	76	1,366	445,682	393	447,441
Commercial owner occupied	890	702	—	1,592	304,698	903	307,193
Consumer real estate:
Consumer owner occupied	637	24	59	720	493,361	2,350	496,431
Home equity loans	232	55	—	287	185,378	3,067	188,732
Commercial and industrial	93	204	—	297	100,861	722	101,880
Other income producing property	378	4,309	48	4,735	89,861	1,101	95,697
Consumer	364	191	—	555	87,325	1,604	89,484
	$2,758	$6,631	$275	$9,664	$1,739,924	$10,839	$1,760,427
September 30, 2019
Commercial real estate:
Construction and land development	$323	$—	$—	$323	$51,948	$1,031	$53,302
Commercial non-owner occupied	697	—	—	697	502,480	266	503,443
Commercial owner occupied	2,400	168	—	2,568	341,539	933	345,040
Consumer real estate:
Consumer owner occupied	807	—	—	807	540,886	1,739	543,432
Home equity loans	438	107	—	545	194,533	3,034	198,112
Commercial and industrial	857	32	—	889	124,511	692	126,092
Other income producing property	1,008	292	—	1,300	101,523	270	103,093
Consumer	446	33	—	479	90,979	1,631	93,089
	$6,976	$632	$—	$7,608	$1,948,399	$9,596	$1,965,603

The following table presents an aging analysis of past due accruing loans, segregated by class for acquired credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2019
Commercial real estate	$2,283	$—	$2,659	$4,942	$125,996	$130,938
Commercial real estate—construction and development	—	—	393	393	24,639	25,032
Residential real estate	2,838	976	5,571	9,385	153,974	163,359
Consumer	820	283	534	1,637	33,851	35,488
Commercial and industrial	118	910	75	1,103	5,926	7,029
	$6,059	$2,169	$9,232	$17,460	$344,386	$361,846
September 30, 2019
Commercial real estate	$444	$252	$2,671	$3,367	$145,767	$149,134
Commercial real estate—construction and development	88	—	261	349	26,581	26,930
Residential real estate	2,317	1,143	5,016	8,476	166,568	175,044
Consumer	948	185	499	1,632	35,180	36,812
Commercial and industrial	282	—	77	359	7,753	8,112
	$4,079	$1,580	$8,524	$14,183	$381,849	$396,032

The following is a summary of information pertaining to nonaccrual loans by class, including restructured loans:

	December 31,	September 30,	Greater than	Non-accrual
(Dollars in thousands)	2019	2020	90 Days Accruing(1)	with no allowance(1)
Construction and land development	$1,193	$1,645	$—	$537
Commercial non-owner occupied	1,154	7,047	—	2,683
Commercial owner occupied real estate	4,385	30,813	526	12,165
Consumer owner occupied	9,718	33,097	1	467
Home equity loans	4,640	11,430	379	1,281
Commercial and industrial	6,913	12,724	632	1,131
Other income producing property	1,947	8,124	—	1,180
Consumer	3,191	6,014	4	—
Total loans on nonaccrual status	$33,141	$110,894	$1,542	$19,444

(1)	– Greater than 90 days accruing and non-accrual with no allowance loans at September 30, 2020.

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 2 – Summary of Significant Accounting Policies for further detailed on individually evaluated loans. The increase in the nonaccrual balance in the above schedule, compared to December 31, 2019, is mainly due to the addition of nonaccrual loans of $69.3 million through the merger with CSFL in the second quarter. The increase was also partially due to the addition of $21.0 million of PCD loans, formerly accounted for as credit impaired loans, prior to the adoption of ASU 2016-13. These loans were previously excluded from nonaccrual loans. The adoption of ASU 2016-13 resulted in the discontinuation of the pool-level accounting for acquired credit impaired loans and replaced it with loan-level evaluation for nonaccrual status.

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	September 30,
(Dollars in thousands)	2019	2019
Commercial non-owner occupied real estate:
Construction and land development	$363	$412
Commercial non-owner occupied	732	457
Total commercial non-owner occupied real estate	1,095	869
Consumer real estate:
Consumer owner occupied	7,202	7,374
Home equity loans	1,468	1,273
Total consumer real estate	8,670	8,647
Commercial owner occupied real estate	3,482	4,062
Commercial and industrial	4,092	2,565
Other income producing property	798	628
Consumer	1,587	1,539
Restructured loans	2,578	544
Total loans on nonaccrual status	$22,302	$18,854

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans, for comparative periods, prior to the adoption of ASU 2016-13:

	December 31,	September 30,
(Dollars in thousands)	2019	2019
Commercial non-owner occupied real estate:
Construction and land development	$699	$1,031
Commercial non-owner occupied	393	266
Total commercial non-owner occupied real estate	1,092	1,297
Consumer real estate:
Consumer owner occupied	2,350	1,739
Home equity loans	3,067	3,034
Total consumer real estate	5,417	4,773
Commercial owner occupied real estate	903	933
Commercial and industrial	722	692
Other income producing property	1,101	270
Consumer	1,604	1,631
Total loans on nonaccrual status	$10,839	$9,596

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		September 30,	Collateral
(Dollars in thousands)	2019	Coverage	%	2020	Coverage	%
Commercial non-owner occupied
Church	$245	$846	345%	$—	$—
Office	1,045	1,800	172%	2,683	3,654	136%
Other	398	648	163%	—	—
Retail	299	1,269	424%	—	—
Commercial owner occupied real estate
Church	—	—		1,943	1,984	102%
Industrial	738	1,103	149%	—	—
Office	1,076	1,485	138%	2,389	3,510	147%
Retail	—	—		4,327	5,490	127%
Other	3,303	7,285	221%	1,050	1,075	102%
Consumer owner occupied
Other	5,413	9,286	172%	—	—
Home equity loans
Other	1,768	2,679	152%	1,178	1,578	134%
Commercial and industrial
Industrial	291	702	241%	—	—
Other	3,696	8,442	228%	—	—
Other income producing property
Other	3,212	10,186	317%	1,180	4,622	392%
Consumer
Other	363	525	145%	—	—
Total collateral dependent loans	$21,847	$46,256		$14,750	$21,913

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans decreased by $7.1 million from December 31, 2019 compared to the balance at September 30, 2020.

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

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). In prior periods, our TDR levels were deemed to be immaterial, therefore no comparative data is shown.

The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession meets the criteria stipulated in the CARES Act. Details in regards to the Company’s implemented loan modification programs in response to the COVID-19 pandemic under the CARES Act is disclosed under the Note 2 – Summary of Significant Accounting Policies.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2020
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Construction and land development	--	$--	$--
Commercial non-owner occupied	--	--	--
Commercial owner occupied	1	4,637	4,637
Consumer owner occupied	--	--	--
Home equity loans	--	--	--
Commercial and industrial	2	336	336
Other income producing property	1	61	61
Consumer	--	--	--
Other loans	--	--	--
Total interest rate modifications	4	$5,034	$5,034
Term modification
Construction and land development	--	$--	$--
Commercial non-owner occupied	--	--	--
Commercial owner occupied	1	185	185
Consumer owner occupied	1	72	72
Home equity loans	--	--	--
Commercial and industrial	2	295	295
Other income producing property	--	--	--
Consumer	3	120	120
Other loans	--	--	--
Total term modifications	7	$672	$672
	11	$ 5,706	$ 5,706

	Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Construction and land development	2	$99	$99
Commercial non-owner occupied
Commercial owner occupied	2	5,842	5,842
Consumer owner occupied	1	29	29
Home equity loans
Commercial and industrial	8	859	859
Other income producing property	1	61	61
Consumer
Other loans
Total interest rate modifications	14	$6,890	$6,890
Term modification
Construction and land development	--	$--	$--
Commercial non-owner occupied	--	--	--
Commercial owner occupied	1	185	185
Consumer owner occupied	5	591	591
Home equity loans	1	51	51
Commercial and industrial	3	563	563
Other income producing property
Consumer	3	120	120
Other loans	--	--	--
Total term modifications	13	$1,510	$1,510
	27	$ 8,400	$ 8,400

At September 30, 2020, the balance of accruing TDRs was $16.2 million. The Company had $1.6 million remaining availability under commitments to lend additional funds on restructured loans at September 30, 2020. The amount of specific reserve associated with restructured loans was $1.2 at September 30, 2020.

The following table presents the changes in status of loans restructured within the previous 12 months as of September 30, 2020 by type of concession. The subsequent default in this case had no impact on the expected credit losses.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	15	$ 6,923	--	$--	--	$--
Term modification	14	1,482	--	--	1	268
	29	$ 8,405	--	$--	1	$268

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended September 30, 2020
Allowance for credit losses:
Balance at beginning of period June 30, 2020	$67,342	$1,081	$26,623	$9,439	$33,912	$20,170	$7,792	$4,075	$90,206	$129,958	$44,010	$434,608
FMV Adjustment to Initial PCD Allowance	29	—	—	—			—	—	(1,255)	3	(319)	(1,542)
Adjusted CECL balance	$67,371	$1,081	$26,623	$9,439	$33,912	$20,170	$7,792	$4,075	$88,951	$129,961	$43,691	$433,066
Charge-offs	(90)	—	(297)	—	(38)	(1,393)	—	—	(458)	(578)	(1,788)	(4,642)
Recoveries	289	100	365	79	221	602	8	—	457	234	1,693	4,048
Net charge offs	199	100	68	79	183	(791)	8	—	(1)	(344)	(95)	(594)
Provision (benefit) (1)	(5,351)	253	(5,584)	(4,151)	29,756	4,577	767	(2,641)	4,830	(9,181)	(5,588)	7,687
Balance at end of period September 30, 2020	$62,219	$1,434	$21,107	$5,367	$63,851	$23,956	$8,567	$1,434	$93,780	$120,436	$38,008	$440,159

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$60,377	$1,477	$18,868	$5,132	$66,087	$19,276	$8,567	$603	$95,399	$121,403	$29,745	$426,934
Individually evaluated	115	—	73	—	8	2	—	—	961	5	7	1,171
Total quantitative allowance	60,492	1,477	18,941	5,132	66,095	19,278	8,567	603	96,360	121,408	29,752	428,105
Qualitative allowance	1,727	(43)	2,166	235	(2,244)	4,678	—	831	(2,580)	(972)	8,256	12,054
Balance at end of period September 30, 2020	$62,219	$1,434	$21,107	$5,367	$63,851	$23,956	$8,567	$1,434	$93,780	$120,436	$38,008	$440,159
(1)	– Additional provision for credit losses of $22.1 million was recorded during the third quarter of 2020 for the allowance for credit losses for unfunded commitments that is not considered in the above table.

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Nine Months Ended September 30, 2020
Allowance for credit losses:
Balance at beginning of period January 1, 2020	$6,128	$15	$4,327	$815	$6,211	$4,350	$1,557	$956	$10,879	$15,219	$6,470	$56,927
Impact of Adoption	5,455	11	3,849	779	5,588	3,490	1,391	914	9,505	13,898	6,150	51,030
Initial PCD Allowance	406	3	289	—	351	669	97	—	898	656	39	3,408
Adjusted CECL balance, January 1, 2020	$11,989	$29	$8,465	$1,594	$12,150	$8,509	$3,045	$1,870	$21,282	$29,773	$12,659	$111,365
Impact of merger on provision for non-PCD loans	16,712	226	4,227	4,893	7,673	3,836	1,212	919	25,393	35,067	9,284	109,442
Initial PCD Allowance	29,935	804	5,119	1,302	6,035	6,120	902	1,003	34,077	45,787	18,320	149,404
Charge-offs	(473)	(24)	(978)	(31)	(212)	(4,301)	—	—	(1,081)	(601)	(2,595)	(10,296)
Recoveries	876	246	988	83	1,070	1,498	63	—	885	287	2,291	8,287
Net charge offs	403	222	10	52	858	(2,803)	63	—	(196)	(314)	(304)	(2,009)
Provision (benefit) (1)	3,180	153	3,286	(2,474)	37,135	8,294	3,345	(2,358)	13,224	10,123	(1,951)	71,957
Balance at end of period September 30, 2020	$62,219	$1,434	$21,107	$5,367	$63,851	$23,956	$8,567	$1,434	$93,780	$120,436	$38,008	$440,159

(1)	– Additional provision for credit losses of $36.4 million was recorded during the first nine months 2020 for the allowance for credit losses for unfunded commitments that is not considered in the above table. Of this amount, $9.6 million was from the initial impact from the merger with CSFL. See Note 14.

An aggregated analysis of the changes in allowance for loan losses, for comparative periods, prior to the adoption of ASU 2016-13 is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Three Months Ended September 30, 2019:
Balance at beginning of period	$53,590	$—	$4,623	$58,213
Loans charged-off	(1,969)	(810)	—	(2,779)
Recoveries of loans previously charged off (1)	834	50	—	884
Net charge-offs	(1,135)	(760)	—	(1,895)
Provision for loan losses charged to operations	2,482	760	786	4,028
Reduction due to loan removals	—	—	(91)	(91)
Balance at end of period	$54,937	$—	$5,318	$60,255

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Nine Months Ended September 30, 2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(4,541)	(2,719)	—	(7,260)
Recoveries of loans previously charged off (1)	2,461	372	—	2,833
Net charge-offs	(2,080)	(2,347)	—	(4,427)
Provision for losses charged to operations	5,823	2,347	1,050	9,220
Reduction due to loan removals	—	—	(336)	(336)
Balance at end of period	$54,937	$—	$5,318	$60,255

(1)	Recoveries related to acquired credit impaired loans are recorded through other noninterest income on the Consolidated Statement of Net Income and do not run through the ALLL.

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

Note 8—Other Real Estate Owned

The following is a summary of information pertaining to OREO:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
	OREO	OREO
Beginning balance	$11,964	$11,410
Acquired in the CSFL acquisition	9,931	—
Additions	4,262	9,610
Writedowns	(512)	(727)
Sold	(7,424)	(6,878)
Reclass of bank property held for sale	(4,741)	(4,991)
Ending Balance	$13,480	$8,424

At September 30, 2020, there were a total of 55 properties included in OREO compared to 72 properties at September 30, 2019. During the second quarter of 2020, a reclassification was made for bank property held for sale, which reduced the balance by $4.7 million, representing 11 properties. The reclassification reduced September 30, 2019 balance by $5.0 million, representing 10 properties. Bank property held for sale is now separately disclosed on the balance sheet. At September 30, 2020, we had $2.0 million in residential real estate included in OREO and $4.1 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of September 30, 2020, we had operating right-of-use (“ROU”) assets of $121.6 million and operating lease liabilities of $126.1 million. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 24 years. The exercise of renewal options is based on the sole judgment of Management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The Company also holds a small number of finance leases assumed in connection to the CSFL merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2020	2019	2020	2019
Lease Cost Components:
Amortization of ROU assets - finance leases	$125	$—	$172	$—
Interest on lease liabilities - finance leases	19	—	24	—
Operating lease cost (cost resulting from lease payments)	4,557	2,241	9,873	6,560
Short-term lease cost	253	120	450	396
Variable lease cost (cost excluded from lease payments)	370	151	739	337
Total lease cost	$5,324	$2,512	$11,258	$7,293
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$19	$—	$27	$—
Finance lease - financing cash flows	109	—	150	—
Operating lease - operating cash flows (fixed payments)	4,307	1,996	8,763	5,804
Operating lease - operating cash flows (net change asset/liability)	(3,290)	248	(5,968)	504
New ROU assets - operating leases	1,475	5,289	41,211	10,239
New ROU assets - finance leases	—	—	5,374	—
Weighted - average remaining lease term (years) - finance leases			7.66	—
Weighted - average remaining lease term (years) - operating leases			11.6	14.30
Weighted - average discount rate - finance leases			1.7%	—
Weighted - average discount rate - operating leases			3.3%	3.9%

Operating lease payments due:
2020 (excluding the nine months ended September 30, 2020)			$4,257
2021			16,381
2022			15,054
2023			14,041
2024			12,789
Thereafter			92,814
Total undiscounted cash flows			155,336
Discount on cash flows			(29,278)
Total operating lease liabilities			$126,058

As of September 30, 2020, we determined that the number and dollar amount of our equipment leases was immaterial. As of September 30, 2020, we did not have additional operating leases that have not yet commenced from an amendment to a current lease.

Note 10 — Deposits

Our total deposits are comprised of the following:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2020	2019	2019
Certificates of deposit	$3,841,404	$1,651,399	$1,709,175
Interest-bearing demand deposits	13,819,204	5,966,496	5,682,129
Non-interest bearing demand deposits	9,681,095	3,245,306	3,307,532
Savings deposits	2,618,877	1,309,896	1,317,705
Other time deposits	9,374	3,999	7,246
Total deposits	$29,969,954	$12,177,096	$12,023,787

At September 30, 2020, December 31, 2019, and September 30, 2019, we had $832.4 million, $303.2 million, and $316.4 million in certificates of deposits of $250,000 and greater, respectively. At September 30, 2020, December 31, 2019 and September 30, 2019, the Company held $600.0 million, $0 and $1.3 million in traditional, out-of-market brokered deposits, respectively. The increase in certificates of deposits of $250,000 and greater and traditional, out-of-market brokered deposits from December 31, 2019 and September 30, 2019 was the result of deposits acquired through the merger with CSB during the second quarter of 2020.

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

During 2018, we made the decision to terminate the non-contributory defined benefit pension plan. We received approval from the IRS through a determination letter in the fourth quarter of 2018 to proceed with the termination. The termination of the pension plan was recorded during the second quarter of 2019 and distributions of assets from the plan were fully paid out by the fourth quarter of 2019. During the second quarter of 2019, the Company recorded a charge of $9.5 million related to the termination of the pension plan in the Consolidated Statement of Net Income. This cost was the result of the recognition of the pre-tax losses from the pension plan that were recorded and held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million. Participants had the option to be fully paid out in a lump sum or be paid through an annuity over time. If the participant chose the annuity, the funds were placed in an annuity product with a third party.

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2019, we paid a 0.375% discretionary matching contribution in the first quarter of 2020. Currently, we expect the same terms in the employees’ savings plan for 2020. As a result of the recent CSFL merger, all former CSFL employees became eligible to participate in the Company’s 401(k) plan as of legal close. CSFL’s existing 401(k) plan balances will merge into the Company’s 401(k) plan at the end of the year. We expensed $3.5 million and $7.8 million, respectively, for the 401(k) plan for the three and nine months ended September 30, 2020 and $1.7 million and $4.7 million, respectively, for the three and nine months ended September 30, 2019.

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

Note 12 — Earnings Per Share

Basic earnings per shares are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period, excluding non-vested restricted shares. Our diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted shares. Stock options and unvested restricted stock units are considered to common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2020	2019	2020	2019
Basic earnings per common share:
Net income	$95,221	$51,565	$34,396	$137,392
Weighted-average basic common shares	70,905	34,057	49,330	34,859
Basic earnings per common share	$1.34	$1.51	$0.70	$3.94
Diluted earnings per common share:
Net income	$95,221	$51,565	$34,396	$137,392
Weighted-average basic common shares	70,905	34,057	49,330	34,859
Effect of dilutive securities	171	243	306	210
Weighted-average dilutive shares	71,076	34,300	49,636	35,069
Diluted earnings per common share	$1.34	$1.50	$0.69	$3.92

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2020			2019			2020			2019
Number of shares			141,116			62,235			136,844			63,313
Range of exercise prices	$52.28	to	$91.35	$87.30	to	$91.35	$61.42	to	$91.35	$69.48	to	$91.35

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

Activity in our stock option plans for 2004, 2012 and 2019 as well as stock options and warrants assumed from the CSFL merger is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2020	176,888	$67.14
Assumed stock options and warrants from CSFL merger	136,831	37.85
Exercised	(23,012)	32.14
Outstanding at September 30, 2020	290,707	56.13	4.57	$1,529
Exercisable at September 30, 2020	290,707	56.13	4.57	$1,529
Weighted-average fair value of options granted during the year	$0.00

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the nine months of 2020 or 2019. Stock options of 23,923 vested and became exercisable with the merger with CSFL on June 7, 2020.

September 30, 2020, there was no unrecognized compensation cost related to nonvested stock option grants under the plans. The total fair value of shares vested for the nine months ended September 30, 2020 was $1.4 million.

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

Nonvested restricted stock for 2020 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2020	69,450	$58.96
Assumed restricted stock shares from CSFL merger	9,755	60.27
Granted	9,145	55.96
Vested	(71,193)	58.76
Forfeited	(317)	65.86
Nonvested at September 30, 2020	16,840	58.81

As of September 30, 2020, there was $736,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.61 years as of September 30, 2020. The total fair value of shares vested during the nine months ended 2020 was $4.3 million.

Restricted Stock Units

We, from time-to-time, also grant performance RSUs and time-vested RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time-vested requirement (generally four years from the grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CSFL, all legacy and assumed performance based restricted stock units converted to a time-vesting requirement. Dividends are not paid in respect to the awards during the performance or time-vested period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the nine months ended September 30, 2020, we accrued for 100.0% of the RSUs granted. Due to the merger between the Company and CSFL effective June 7, 2020, a total of 242,018 restricted stock units became fully vested.

Nonvested RSUs for the nine months ended September 30, 2020 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2020	324,601	$76.44
Assumed restricted stock units from CSFL merger	388,381	60.27
Granted	376,026	60.74
Vested	(274,847)	75.68
Forfeited	(66,992)	74.44
Nonvested at September 30, 2020	747,169	60.59

As of September 30, 2020 there was $33.6 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.60 years as of September 30, 2020. The total fair value of RSUs vested during the nine months ended September 30, 2020 was $23.5 million. During the nine months ended September 30, 2020, 31,435 restricted stock units that vested in 2019 were issued to the participants from the 2017 Long-Term Incentive Plan.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2020, commitments to extend credit and standby letters of credit totaled $5.9 billion. As of September 30, 2020, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $43.2 million and recorded in Other Liabilities on the Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions as well as banks from which assets were acquired and liabilities assumed in FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Management, as of September 30, 2020, any such liability is not expected to have a material effect on our consolidated financial statements.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ACL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2020, approximately half of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Assets
Derivative financial instruments	$953,036	$—	$953,036	$—
Loans held for sale	456,141	—	456,141	—
Trading securities	—	—	—	—
Securities available for sale:
Government-sponsored entities debt	29,927	—	29,927	—
U.S. Treasuries	—	—	—	—
State and municipal obligations	459,195	—	459,195	—
Mortgage-backed securities	3,059,155	—	3,059,155	—
Corporate securities	13,652	—	13,652	—
Total securities available for sale	3,561,929	—	3,561,929	—
Mortgage servicing rights	34,578	—	—	34,578
	$5,005,684	$—	$4,971,106	$34,578
Liabilities
Derivative financial instruments	$979,155	$—	$979,155	$—

December 31, 2019:
Assets
Derivative financial instruments	$16,252	$—	$16,252	$—
Loans held for sale	59,363	—	59,363	—
Securities available for sale:
Government-sponsored entities debt	25,941	—	25,941	—
State and municipal obligations	208,415	—	208,415	—
Mortgage-backed securities	1,721,691	—	1,721,691	—
Total securities available for sale	1,956,047	—	1,956,047	—
Mortgage servicing rights	30,525	—	—	30,525
	$2,062,187	$—	$2,031,662	$30,525
Liabilities
Derivative financial instruments	$31,273	$—	$31,273	$—

September 30, 2019:
Assets
Derivative financial instruments	$24,402	$—	$24,402	$—
Loans held for sale	87,393	—	87,393	—
Securities available for sale:
Government-sponsored entities debt	40,967	—	40,967	—
State and municipal obligations	188,682	—	188,682	—
Mortgage-backed securities	1,583,485	—	1,583,485	—
Total securities available for sale	1,813,134	—	1,813,134	—
Mortgage servicing rights	28,674	—	—	28,674
	$1,953,603	$—	$1,924,929	$28,674
Liabilities
Derivative financial instruments	$43,373	$—	$43,373	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2020. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2020 and 2019 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2020	$30,525	$—
Servicing assets that resulted from transfers of financial assets (1)	17,668	—
Changes in fair value due to valuation inputs or assumptions	(7,540)	—
Changes in fair value due to decay	(6,075)	—
Fair value , September 30, 2020	$34,578	$—

Fair value, January 1, 2019	$34,727	$—
Servicing assets that resulted from transfers of financial assets	4,506	—
Changes in fair value due to valuation inputs or assumptions	(7,218)	—
Changes in fair value due to decay	(3,341)	—
Fair value, September 30, 2019	$28,674	$—
(1)	– Includes $3.2 million in mortgage servicing rights assumed in the merger with CSFL.

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2020 or 2019.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
OREO	$13,480	$—	$—	$13,480
Bank property held for sale	24,504	—	—	24,504
Impaired loans	15,024	—	—	15,024
December 31, 2019:
OREO	$6,539	$—	$—	$6,539
Bank property held for sale	5,425	—	—	5,425
Non-acquired impaired loans	15,444	—	—	15,444
September 30, 2019:
OREO	$8,424	$—	$—	$8,424
Bank property held for sale	4,991	—	—	4,991
Non-acquired impaired loans	10,620	—	—	10,620

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			September 30,	December 31,	September 30,
	Valuation Technique	Unobservable Input	2020	2019	2019
Nonrecurring measurements:
Impaired loans	Discounted appraisals and discounted cash flows	Collateral discounts	3%	2%	2%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	21%	31%	25%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2020, December 31, 2019 and September 30, 2019. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities — Securities available for sale are valued at quoted market prices or dealer quotes. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 5—Investment Securities for additional information, as well as page 44 regarding fair value.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2020
Financial assets:
Cash and cash equivalents	$4,471,639	$4,471,639	$4,471,639	$—	$—
Investment securities	3,747,128	3,747,128	185,199	3,561,929	—
Loans held for sale	456,141	456,141	—	456,141	—
Loans, net of allowance for loan losses	24,797,656	25,140,453	—	—	25,140,453
Accrued interest receivable	109,954	109,954	—	11,086	98,868
Mortgage servicing rights	34,578	34,578	—	—	34,578
Interest rate swap - non-designated hedge	931,386	931,386	—	931,386	—
Other derivative financial instruments (mortgage banking related)	21,650	21,650	—	21,650	—
Financial liabilities:
Deposits	29,969,954	29,989,297	—	29,989,297	—
Federal funds purchased and securities sold under agreements to repurchase	706,723	706,723	—	706,723	—
Other borrowings	1,089,637	1,087,636	—	1,087,636	—
Accrued interest payable	11,464	11,464	—	11,464	—
Interest rate swap - non-designated hedge	933,357	933,357	—	933,357	—
Interest rate swap - cash flow hedge	41,798	41,798	—	41,798	—
Off balance sheet financial instruments:
Commitments to extend credit	—	82,940	—	82,940	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$688,704	$688,704	$688,704	$—	$—
Investment securities	2,005,171	2,005,171	49,124	1,956,047	—
Loans held for sale	59,363	59,363	—	59,363	—
Loans, net of allowance for loan losses	11,313,113	11,452,003	—	—	11,452,003
Accrued interest receivable	36,774	36,774	—	8,500	28,274
Mortgage servicing rights	30,525	30,525	—	—	30,525
Interest rate swap - non-designated hedge	15,350	15,350	—	15,350	—
Other derivative financial instruments (mortgage banking related)	902	902	—	902	—
Financial liabilities:
Deposits	12,177,096	11,406,477	—	11,406,477	—
Federal funds purchased and securities sold under agreements to repurchase	298,741	298,741	—	298,741	—
Other borrowings	815,936	818,210	—	818,210	—
Accrued interest payable	4,916	4,916	—	4,916	—
Interest rate swap - non-designated hedge	16,693	16,693	—	16,693	—
Interest rate swap - cash flow hedge	13,791	13,791	—	13,791	—
Other derivative financial instruments (mortgage banking related)	789	789	—	789	—
Off balance sheet financial instruments:
Commitments to extend credit	—	36,031	—	36,031	—
September 30, 2019
Financial assets:
Cash and cash equivalents	$719,194	$719,194	$719,194	$—	$—
Investment securities	1,862,258	1,862,258	49,124	1,813,134	—
Loans held for sale	87,393	87,393	—	87,393	—
Loans, net of allowance for loan losses	11,229,892	11,259,351	—	—	11,259,351
Accrued interest receivable	36,131	36,131	—	7,528	28,603
Mortgage servicing rights	28,674	28,674	—	—	28,674
Interest rate swap - non-designated hedge	21,700	21,700	—	21,700	—
Other derivative financial instruments (mortgage banking related)	2,702	2,702	—	2,702	—
Financial liabilities:
Deposits	12,023,787	11,302,479	—	11,302,479	—
Federal funds purchased and securities sold under agreements to repurchase	269,072	269,072	—	269,072	—
Other borrowings	815,771	818,294	—	818,294	—
Accrued interest payable	5,036	5,036	—	5,036	—
Interest rate swap - cash flow hedge	19,564	19,564	—	19,564	—
Interest rate swap - non-designated hedge	23,723	23,723	—	23,723	—
Other derivative financial instruments (mortgage banking related)	86	86	—	86	—
Off balance sheet financial instruments:
Commitments to extend credit	—	7,622	—	7,622	—

Note 16 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended September 30, 2020
Balance at June 30, 2020	$(149)	$48,315	$(35,427)	$12,739
Other comprehensive income before reclassifications	—	1,494	128	1,622
Amounts reclassified from accumulated other comprehensive income	—	(12)	2,697	2,685
Net comprehensive income	—	1,482	2,825	4,307
Balance at September 30, 2020	$(149)	$49,797	$(32,602)	$17,046

Three Months Ended September 30, 2019
Balance at June 30, 2019	$(297)	$12,944	$(11,181)	$1,466
Other comprehensive income (loss) before reclassifications	—	5,824	(3,891)	1,933
Amounts reclassified from accumulated other comprehensive income	—	(341)	(188)	(529)
Net comprehensive income (loss)	—	5,483	(4,079)	1,404
Balance at September 30, 2019	$(297)	$18,427	$(15,260)	$2,870

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(149)	$11,922	$(10,756)	$1,017
Other comprehensive income (loss) before reclassifications	—	37,887	(26,638)	11,249
Amounts reclassified from accumulated other comprehensive income	—	(12)	4,792	4,780
Net comprehensive income (loss)	—	37,875	(21,846)	16,029
Balance at September 30, 2020	$(149)	$49,797	$(32,602)	$17,046

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(6,450)	$(18,394)	$(37)	$(24,881)
Other comprehensive income (loss) before reclassifications	—	34,732	(14,766)	19,966
Amounts reclassified from accumulated other comprehensive income	6,153	2,089	(457)	7,785
Net comprehensive income (loss)	6,153	36,821	(15,223)	27,751
Balance at September 30, 2019	$(297)	$18,427	$(15,260)	$2,870

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2020	2019	2020	2019	Income Statement Line Item Affected
(Gains) losses on cash flow hedges:
Interest rate contracts	$3,457	$(241)	$6,143	$(585)	Interest expense
	(760)	53	(1,351)	128	Provision for income taxes
	2,697	(188)	4,792	(457)	Net income
(Gains) losses on sales of available for sale securities:
	$(15)	$(437)	$(15)	$2,679	Securities gains (losses), net
	3	96	3	(590)	Provision for income taxes
	(12)	(341)	(12)	2,089	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$—	$—	$—	$7,888	Salaries and employee benefits
	—	—	—	(1,735)	Provision for income taxes
	—	—	—	6,153	Net income
Total reclassifications for the period	$2,685	$(529)	$4,780	$7,785

Note 17 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			September 30, 2020			September 30, 2019
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk on FHLB Advances:
Pay fixed rate swap with counterparty	Other Liabilities	$700,000	$—	$41,798	$700,000	$—	$19,564

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$20,850	$—	$2,379	$2,769	$—	$260

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$8,639,838	$931,355	$32	$509,395	$21,700	$63
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$8,639,838	$31	$934,946	$509,395	$—	$23,400

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	$175,500	$388	$—	$134,000	$—	$86
Contracts used to hedge mortgage pipeline	Other Assets	$821,733	$21,262	$—	$145,625	$2,702	$—

Total derivatives		$18,997,759	$953,036	$979,155	$2,001,184	$24,402	$43,373

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We have three cash flow hedges as of September 30, 2020. For more information regarding the fair value of our derivative financial instruments, see Note 15 to these financial statements.

For the three cash flow hedges, we utilize interest rate swap agreements to manage interest rate risk related to funding through short term FHLB advances. In March 2019, we entered into three-month FHLB advances for $350 million and $150 million for which at this time we plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million and $150 million to manage the interest rate risk related to these FHLB advances. In June 2019, we entered into a three-month FHLB advance for $200 million for which at this time we plan to continuously renew. At the same time, we entered into an interest rate swap agreement with a notional amount of $200 million to manage the interest rate risk related to this FHLB advance. With our plan to continually renew and reprice the FHLB advances every three months, we are treating this funding as variable rate funding. We are hedging the cash flows from these FHLB advances against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt. The notional amount on which the interest payments are based will not be exchanged related to these interest rate swaps. The derivative contract on the $350 million notional amount calls for us to pay a fixed rate of 2.44% and receive a variable rate of three-month LIBOR (0.23% at September 30, 2020). The derivative contract on the $150 million notional amount calls for us to pay a fixed rate of 2.21% and receive a variable rate of three-month LIBOR (0.23% at September 30, 2020). The derivative contract on the $200 million notational amount calls for us to pay a fixed rate of 1.89% and receive a variable rate of three-month LIBOR (0.25% at September 30, 2020). The hedge for $350 million expires on March 23, 2023, the hedge for $150 million expires on March 29, 2024, and the hedge for the $200 million expires on June 3, 2024.

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

We recognized gains (losses) on our cash flow hedges in other comprehensive income of $2.8 million and ($21.8) million for the three and nine months ended September 30, 2020, respectively. This compares to an unrealized loss of $4.1 million and $15.2 million for the three and nine months ended September 30, 2019. We recognized a $41.8 million cash flow hedge liability in other liabilities on the balance sheet at September 30, 2020, compared to a $19.6 million liability in other liabilities on the balance sheet at September 30, 2019. There was no ineffectiveness in the cash flow hedge during the three and nine month periods ending September 30, 2020 and 2019. (See Note 16 – Accumulated Other Comprehensive (Loss) Income for activity in accumulated other comprehensive income and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. As of September 30, 2020, we provided $50.9 million of collateral on the cash flow hedges on the FHLB advances which is also included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). Also, we have a netting agreement with the counterparties.

Balance Sheet Fair Value Hedge

We maintain loan swaps, with an aggregate notional amount of $20.8 million at September 30, 2020, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. There was no gain or loss recorded on these derivatives the three and nine months ended September 30, 2020 or 2019.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2020, the interest rate swaps had an aggregate notional amount of approximately $17.3 billion and the fair value of the interest rate swap derivatives are recorded in other assets at $931.4 million and in other liabilities at $935.0 million for a net liability position of $3.6 million. Changes in the fair market value of these interest rate swaps is recorded through earnings. As of September 30, 2019, the interest rate swaps had an aggregate notional amount of approximately $1.0 billion and the fair value of the interest rate swap derivatives are recorded in other assets at $21.7 million and in other liabilities at $23.5 million for a net liability position of $1.8 million. The increase between the periods presented is mainly due to the merger with CSFL. As of September 30, 2020, we provided $877.2 million of cash collateral on the customer swaps which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). We also provided $496.5 million in investment securities at market value as collateral on the customer swaps which is included in investment securities – available for sale.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At September 30, 2020 and 2019, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at September 30, 2020, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended September 30, 2020 or 2019.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On September 30, 2020, we had derivative financial instruments outstanding with notional amounts totaling $175.5 million related to MSRs, compared to $134.0 million on September 30, 2019. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $389,000 at September 30, 2020, compared to a loss of $86,000 at September 30, 2019.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline.

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Mortgage loan pipeline	$752,251	$80,785	$148,749
Expected closures	616,274	60,588	111,561
Fair value of mortgage loan pipeline commitments	23,004	1,160	2,071
Forward sales commitments	821,733	87,773	145,625
Fair value of forward commitments	(1,741)	(258)	631

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

Under current regulations, the Company and the Bank are subject to a minimum ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5%. and a minimum required ratio of Tier 1 capital to risk-weighted assets of 6%. The minimum required leverage ratio is 4%. The minimum required total capital to risk-weighted assets ratio is 8%.

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

The following table presents actual and required capital ratios as of September 30, 2020, December 31, 2019 and September 30, 2019 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2020
Common equity Tier 1 to risk-weighted assets:
Consolidated	$2,940,041	11.48%	$1,792,999	7.00%	$1,664,927	6.50%
SouthState Bank (the Bank)	3,052,492	11.95%	1,788,172	7.00%	1,660,445	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	2,940,041	11.48%	2,177,213	8.50%	2,049,141	8.00%
SouthState Bank (the Bank)	3,052,492	11.95%	2,171,352	8.50%	2,043,625	8.00%
Total capital to risk-weighted assets:
Consolidated	3,550,019	13.86%	2,689,498	10.50%	2,561,427	10.00%
SouthState Bank (the Bank)	3,270,970	12.80%	2,682,258	10.50%	2,554,531	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	2,940,041	8.12%	1,447,730	4.00%	1,809,663	5.00%
SouthState Bank (the Bank)	3,052,492	8.46%	1,442,936	4.00%	1,803,670	5.00%
December 31, 2019:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,326,725	11.30%	$822,225	7.00%	$763,495	6.50%
SouthState Bank (the Bank)	1,417,616	12.07%	822,218	7.00%	763,488	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,438,995	12.25%	998,416	8.50%	939,686	8.00%
SouthState Bank (the Bank)	1,417,616	12.07%	998,407	8.50%	939,677	8.00%
Total capital to risk-weighted assets:
Consolidated	1,501,321	12.78%	1,233,338	10.50%	1,174,607	10.00%
SouthState Bank (the Bank)	1,479,942	12.60%	1,233,327	10.50%	1,174,597	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,438,995	9.73%	591,731	4.00%	739,664	5.00%
SouthState Bank (the Bank)	1,417,616	9.59%	591,592	4.00%	739,490	5.00%
September 30, 2019:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,302,034	11.22%	$812,276	7.00%	$754,257	6.50%
SouthState Bank (the Bank)	1,392,599	12.00%	812,284	7.00%	754,263	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,414,138	12.19%	986,336	8.50%	928,316	8.00%
SouthState Bank (the Bank)	1,392,599	12.00%	986,345	8.50%	928,324	8.00%
Total capital to risk-weighted assets:
Consolidated	1,474,728	12.71%	1,218,415	10.50%	1,160,395	10.00%
SouthState Bank (the Bank)	1,453,189	12.52%	1,218,426	10.50%	1,160,405	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,414,138	9.72%	581,786	4.00%	727,232	5.00%
SouthState Bank (the Bank)	1,392,599	9.58%	581,648	4.00%	727,060	5.00%

As of September 30, 2020, December 31, 2019, and September 30, 2019, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In June 2016, the FASB issued ASU No. 2016-13 which required an entity to utilize a new impairment model known as the CECL model to estimate its lifetime “expected credit loss.” This standard was adopted and became effective on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the Day 1 effects on the Company’s regulatory capital calculations over a three year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three year phase-in of the recognition of the Day 1 effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5 year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from Day 1 and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provide a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from Day 1 and the CECL difference from the first two years of application.

Note 19—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.6 billion at September 30, 2020, compared to $1.0 billion at December 31, 2019 and September 30, 2019. The Company added $563.6 million in goodwill related to the CSFL merger in 2020. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The Company added $125.9 million in core deposit intangible and $10.0 million in client list intangibles related to the CSFL merger in 2020.

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

Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2020	2019	2019
Gross carrying amount	$258,162	$119,501	$119,501
Accumulated amortization	(86,525)	(69,685)	(66,418)
	$171,637	$49,816	$53,083

Amortization expense totaled $9.6 million and $17.2 million, for the three and nine months ended September 30, 2020, respectively, compared to $3.3 million and $9.8 million, for the three and nine months ended September 30, 2019, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
December 31,2020	$9,437
March 31,2021	8,831
June 30,2021	8,613
September 30,2021	8,201
December 31,2021	8,200
Thereafter	128,355
$171,637

Note 20 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of September 30, 2020, December 31, 2019, and September 30, 2019, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $4.5 billion, $3.3 billion, and $3.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during both the three and nine months ended September 30, 2020 and September 30, 2019 was $2.5 million and $6.8 million, and $1.9 million and $5.8 million, respectively. Servicing fees are recorded in mortgage banking income in our Consolidated Statements of Income.

At September 30, 2020, December 31, 2019, and September 30, 2019, MSRs were $34.6 million, $30.5 million, and $28.7 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2020 and September 30, 2019 were a gain of $1.0 million and a loss of $9.1 million, compared with losses of $2.3 million and $7.2 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Increase (decrease) in fair value of MSRs	$1,020	$(2,294)	$(9,078)	$(7,218)
Decay of MSRs	(2,391)	(1,312)	(5,590)	(3,341)
Gain related to derivatives	619	1,476	10,915	5,415
Net effect on statements of income	$(752)	$(2,130)	$(3,753)	$(5,144)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	September 30,		December 31,		September 30,
(Dollars in thousands)	2020		2019		2019
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.9%		99.8%		99.8%
Adjustable-rate mortgage loans	0.1%		0.2%		0.2%
Total	100.0%		100.0%		100.0%
Weighted average life	5.52	years	6.55	years	6.10	years
Constant Prepayment rate (CPR)	14.3%		10.3%		11.4%
Weighted average discount rate	9.0%		9.4%		9.4%
Effect on fair value due to change in interest rates
25 basis point increase	$2,533		$2,477		$2,398
50 basis point increase	5,178		4,452		4,390
25 basis point decrease	(2,400)		(2,938)		(2,862)
50 basis point decrease	(3,665)		(6,228)		(5,999)

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

Custodial escrow balances maintained in connection with the loan servicing were $48.1 million and $33.7 million at September 30, 2020 and September 30, 2019, respectively.

Whole loan sales were $1.3 billion and $2.0 billion for the three and nine months ended September 30, 2020, respectively, compared to $216.1 million and $517.9 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, $1.1 billion and $1.7 billion, or 87.2% and 86.3%, were sold with the servicing rights retained by the company, compared to $175.9 million and $412.4 million, or 81.4% and 79.6%, for the three and nine months ended September 30, 2019.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $456.1 million, $59.4 million and $87.4 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

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

At September 30, 2020, December 31, 2019 and September 30, 2019, our repurchase agreements totaled $355.0 million, $242.2 million, and $235.5 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2020, December 31, 2019 and September 30, 2019. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $412.3 million, $242.2 million and $235.5 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 – Subsequent Events

On October 15, 2020, the Company announced that its Correspondent Banking Division will be expanding through the acquisition of Duncan-Williams, Inc. (“Duncan-Williams”), a 52-year-old family- and employee-owned registered broker-dealer, headquartered in Memphis, Tennessee, serving primarily institutional clients across the U.S. in the fixed income business. The transaction has been approved by the Company’s board of directors and is expected to close in the first quarter of 2021, subject to receipt of regulatory approvals and compliance with other customary closing conditions. Upon completion of the transaction, Duncan-Williams will become an operating subsidiary of the Bank.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2019. Results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiary. References to the “Bank” means South State Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

South State Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, SouthState Bank, National Association (the “Bank”), a national banking association. The Bank also operates South State Advisory, Inc. (formerly First Southeast 401K Fiduciaries), a wholly owned registered investment advisor. Through the merger with CenterState Bank Corporation (“CSFL”) in the second quarter of 2020, the Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Also, through the merger with CSFL in the second quarter of 2020, the holding company operates R4ALL, Inc., which manages troubled loans purchased from the Bank to their eventual disposition and SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At September 30, 2020, we had approximately $37.8 billion in assets and 5,266 full-time equivalent employees.  Through the Bank, we provide our customers with a full range of consumer, commercial, mortgage, wealth management and SBA banking services, including checking accounts, NOW accounts, savings and time deposits of various types, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, business loans, agriculture loans, real estate loans, personal use loans, home improvement loans, manufactured housing loans, automobile loans, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, and wire transfer services, through branch, ATM and digital banking channels through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia.  We also operate a correspondent banking division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 and also analyzes our financial condition as of September 30, 2020 as compared to December 31, 2019 and September 30, 2019. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.

Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, as such we maintain an allowance for credit losses, otherwise referred to herein as ACL, to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for credit losses against our operating earnings. In the following discussion, we have included a detailed discussion of this process.

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

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that were deemed, or who were employed by businesses that were deemed, to be non-essential. Although states in our market area have allowed businesses to reopen in the second and third quarters of 2020 that were deemed non-essential, there are still many restrictions, and our customers are still being adversely effected by the COVID-19 pandemic. In many of the states in our market area, as the economies have been allowed to reopen, there has been an increase in cases of COVID-19 and some restrictions have been reinstated.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and increased volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of general operations, with a more limited impact to our mortgage and correspondent banking business lines. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has had a significant impact on our business and operations. As part of our efforts to practice social distancing, in March 2020, we closed all of our banking lobbies and began conducting most of our business through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, we allowed a majority of our workforce to work from home. In October 2020, we have begun to reopen our banking lobbies in our branch locations, but a majority of our support staff is still working from home. To support our customers or to comply with law, we have deferred loan payments from 90 to 180 days for consumer and commercial customers. For customers directly impacted by the COVID-19, we suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers.

Future governmental actions may require more of these and other types of customer-related responses. For non-FHA insured loans that were not directly impacted by the COVID-19, normal collection efforts and foreclosure filings resumed at the end of the third quarter 2020. Eviction actions remain suspended through 12/31/20 per Centers for Disease Control and Prevention Agency Order 2020-19654.

As of October 23, 2020, we have deferrals of $452 million, or 1.98%, of our total loan portfolio, excluding loans held for sale and Paycheck Protection Program (“PPP”) loans. For commercial loans, the standard deferral was 90 days for both principal and interest, 120 days of principal only or 180 days of interest only.  For consumer and mortgage loans, the standard deferral was 120 days of both principal and interest or 180 days of interest only.  We have actively reached out to our customers to provide guidance and direction on these deferrals.  In terms of available lines of credit, the company has not experienced an increase in borrowers drawing down on their lines.  As of September 30, 2020, below are the loan portfolios which we view are of the greatest risk:

●	Lodging (hotel / motel) loan portfolio - 12% is under deferral, and the weighted average loan to value (“LTV”) was 55%. The Company currently has $973 million, or 4.2% of the total loan portfolio, excluding loans held for sale and PPP loans, in lodging loans.

●	Restaurant loan portfolio – 2% is under deferral, and the weighted average LTV of real estate secured was 55%. The Company currently has $497 million, or 2.2% of the total loan portfolio, excluding loans held for sale and PPP loans, in restaurants.

●	Retail loan portfolio – 4% of retail CRE loan portfolio is under deferral and the weighted average LTV of 57%. The Company currently has $2.2 billion, or 9.5% of the total loan portfolio, excluding loans held for sale and PPP loans, in retail CRE loans.

Also, we have extended credit to both customers and non-customers related to the Paycheck Protection Program (“PPP”). As of September 30, 2020, we have produced approximately 20,000 loans totaling approximately $2.4 billion through the PPP. While deferrals have decreased materially during the third quarter, given the fluidity of the pandemic and the risk there may be new lockdowns or restrictions on business activities to slow the spread of the virus, there is no guarantee that some loan not currently on deferral might return to deferral status.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to suspend TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession meets the criteria defined under the CARES Act.

We are monitoring the impact of the COVID-19 pandemic on our results of operations and financial condition. We implemented ASU 2016-13 in the first quarter of 2020 related to the calculation for our ACL for loans, investments, unfunded commitments and other financial assets. Considering the COVID-19 pandemic in our CECL models and moving to one CECL model (with the merged bank) during the third quarter of 2020, we recorded a provision for credit losses of $29.8 million in the third quarter of 2020 which was significantly higher than the third quarter of 2019 but significantly less than the second quarter of 2020 when the provision for credit losses was comprised of three major components: (1) $119.1 million for the day 1 provision for loans without significant credit deterioration (“Non-PCD”) acquired from CSFL, (2) $31.3 million from the legacy South State loan portfolio, and (3) $1.1 million from the acquired CSFL loan portfolio since the merger date. We also adjust our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses. At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold, as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Additional detail in regards to the goodwill analysis is disclosed below under the Goodwill and Other Intangible Assets section of the Recent Events.

CenterState Bank Corporation Merger

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, the financial holding company for CenterState Bank National Association (“CSB”), in a stock transaction.  Pursuant to the merger agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, SouthState Bank (“SSB”), a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “Bank Merger”). In connection with the Bank Merger, CSB changed its name to “SouthState Bank, National Association” (hereinafter referred to as the “Bank”). CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.3 billion including the value of the conversion of outstanding warrants, stock options and restricted stock units totaling $15.4 million.

In the acquisition, the Company acquired $13.0 billion of loans (excluding loans held for sale) at fair value, net of $239.5 million, or 1.82%, estimated discount to the outstanding principal balance. Of the total loans acquired, Management identified $3.1 billion with credit deficiencies that were identified as Purchased Credit Deteriorated (“PCD”) loans. The Company assumed $15.6 billion in deposits including a $20.2 million premium for fixed maturity time deposits.

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

Branch Consolidation

As a part of the ongoing evaluation of customer service delivery and efficiencies, the Company announced the closing and consolidation of 20 branch locations in November of 2020. The expected cost associated with these closures and cost initiatives is estimated to be approximately $5.0 million, and primarily includes personnel, facilities and equipment cost. The annual savings in 2021 of these closures is expected to be $7.0 million, and the impact on 2020 is anticipated to be approximately $825,000. Eleven of the locations are in Florida, five in South Carolina, two in North Carolina, one in Georgia and one in Alabama.

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

Allowance for Credit Losses or ACL

The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Due to the Merger between the Company and CSFL, effective June 7, 2020, Management collectively evaluated loans utilizing two different methodologies for the second quarter. Management adopted one methodology during the third quarter of 2020. Management used the one systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects Management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for Management’s current estimate of expected credit losses. See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7 — Allowance for Credit Losses in this Quarterly Report on Form 10-Q, “Provision for Credit Losses and Nonperforming Assets” in this MD&A.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of September 30, 2020, December 31, 2019 and September 30, 2019, the balance of goodwill was $1.6 billion, $1.0 billion and $1.0 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

In January 2017, the FASB issued ASU No. 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step 1 of the previous accounting guidance’s two-step impairment test under ASC Topic 350. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The new standard eliminates the requirement to calculate a goodwill impairment charge using Step 2 which involved calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step of determining whether the reporting unit’s carrying amount exceeds it fair value. This guidance was effective for the Company as of January 1, 2020.

We evaluated the carrying value of goodwill as of April 30, 2020, our annual test date, considering the effects of COVID-19 and determined that no impairment charge was necessary. Our stock price has historically traded above its book value and tangible book value. However, during the first quarter of 2020, our stock price fell below book value and has remained below book value during the second and third quarter of 2020. This drop in stock price was in reaction to the COVID-19 pandemic, which has affected stock prices of companies in almost all industries. The lowest trading price for our stock during the first nine months of 2020 was $40.42, and the stock price closed on September 30, 2020 at $48.15, which was below book value of $64.34 but above tangible book value of $39.83. The Company completed its annual valuation of the carrying value of goodwill as of April 30, 2020, taking into account the Company’s drop in stock price in 2020, and taking into account the effect that the COVID-19 pandemic has had and continues to have on the U.S. economy and the economies of the markets in which we operate. Along with its internal analysis, the Company received a limited independent third party valuation of its goodwill, and based upon the valuation and our analysis, we determined that no impairment charge was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition. If the COVID-19 pandemic continues and the economy continues to deteriorate and our stock price remains at current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

Core deposit intangibles, client list intangibles, and noncompetition (“noncompete”) intangibles consist primarily of amortizing assets established during the acquisition of other banks. This includes whole bank acquisitions and the acquisition of certain assets and liabilities from other financial institutions. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the correspondent banking and wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, ACL, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, California, Colorado, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, and Virginia. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at September 30, 2020 or 2019.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. Prior to the merger with CSFL, we classified former branch sites as held for sale OREO. During the second quarter of 2020 and with the merger with CSFL, the Company elected to reclassify these assets as bank property held for sale and report on a separate line within the balance sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Statement of Net Income. Subsequent adjustments to this value are described below in the following paragraph.

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

Results of Operations

We reported consolidated net income of $95.2 million, or diluted earnings per share (“EPS”) of $1.34, for the third quarter of 2020 as compared to consolidated net income of $51.6 million, or diluted EPS of $1.50, in the comparable period of 2019, a 84.7% increase in consolidated net income and a 10.7% decrease in diluted EPS. The $43.6 million increase in consolidated net income was the net result of the following items:

●	A $145.3 million increase in interest income, resulting from a $129.4 million increase in interest income from acquired loans due to an increase in average acquired loans from the merger with CSFL and a $12.9 million increase in interest income on non-acquired loans. Non-acquired loan interest income increased due to the $2.5 billion increase in average balance, although the interest rate declined by 48 basis points. This increase in loan interest income was offset by a $1.5 million decline in interest income on federal funds sold due to a decline in yield of 205 basis points from the falling interest rate environment, even though the average balance increased by $3.9 billion from the merger with CSFL and the funds that flowed in from the CARES Act stimulus;
●	A $2.3 million increase in interest expense, which resulted from the increase in average balance of interest-bearing liabilities of $12.3 billion from the CARES Act stimulus and from the merger with CSFL, even though there was a

47 basis point decrease in the cost of interest-bearing liabilities. The decrease in cost of interest-bearing liabilities was due to a falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July 2019 to October 2019. The Federal Reserve then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic. The third quarter of 2020 reflects the full impact of these actions and the Company’s move to reduce the interest rate paid on deposits;
●	A $25.8 million increase in the provision for credit losses, which resulted primarily from the provision for credit losses on Non-PCD loans of $7.1 million and from the provision for credit losses on unfunded commitments of $22.1 million during the third quarter of 2020. These increases were primarily due to the adoption of a new model used in the third quarter of 2020 for the Bank. The new methodology for unfunded commitments utilizes a funding rate, as opposed to a utilization rate which was a method applied to the SouthState legacy portfolio prior to the third quarter, to determine the reserve for each respective segment of unfunded commitments.
●	A $77.2 million increase in noninterest income, which resulted primarily from the full quarter impact of CSFL noninterest income included in the third quarter of 2020. The largest increases were a $41.9 million increase in mortgage banking income and a $25.7 million increase in correspondent banking and capital markets income. These increases were partially offset by a decline in recoveries on acquired loans of $1.4 million (now part of ACL as a result of the CECL adoption) and from lower securities gains of $422,000. (See Noninterest Income section on page 84 for further discussion);
●	A $140.5 million increase in noninterest expense, which resulted primarily from the full quarter impact of CSFL noninterest expense included in the third quarter of 2020. The largest increases were from salary and benefits which totaled $75.4 million, merger-related expense of $21.7 million, occupancy expense of $12.0 million and information services expense of $10.0 million. (See Noninterest Expense section on page 85 for further discussion); and
●	A $10.2 million increase in the provision for income taxes. This increase was primarily due to an increase in pretax book income of $53.9 million in the third quarter of 2020 compared to the third quarter of 2019. The effective tax rate was slightly lower in the third quarter of 2020 compared to the third quarter of 2019, due primarily to the additional federal tax credits available in the current quarter.

Total nonperforming assets (“NPAs”) decreased by $15.8 million from June 30, 2020 to $126.2 million as of September 30, 2020 due to lower acquired nonaccrual loans and lower acquired OREO. The year over year change totaled $88.7 million, and was the result of the merger with CSFL on June 7, 2020, and the increase related to loans formerly accounted for as credit impaired loans (with ASU 2016-13 are now considered PCD loans), prior to the adoption of ASU 2016-13. Acquired credit impaired loans were considered to be performing in prior periods, due to the application of the accretion method under FASB ASC Topic 310-30. NPAs as a percentage of total loans and repossessed assets declined by 6 basis points for the period ended September 30, 2020 to 50 basis points compared to 56 basis points at June 30, 2020, respectively, and increased by 17 basis points as compared to September 30, 2019. This increase was related to the addition of the non-accrual acquired credit impaired loans into NPAs due to the adoption of ASU 2016-13. Nonperforming assets have been reduced by former bank property held for sale. Prior to the merger, the Company included this information in nonperforming assets but is now reported as a separate item on the balance sheet. All periods have been reclassified to reflect this change. NPAs increased $85.4 million from $40.8 million at December 31, 2019. This increase was primarily related to the merger with CSFL and the change due to ASU 2016-13 referenced above. Annualized net charge-offs for the third quarter of 2020 were 0.01% of total average loans, or $594,000.

Non-acquired NPAs increased $2.6 million from $20.7 million at September 30, 2019 to $23.3 million at September 30, 2020, which resulted from a $3.3 million increase in non-acquired nonperforming loans. Non-acquired NPAs as a percentage of non-acquired loans and repossessed assets declined to 0.20% at September 30, 2020 from 0.23% at September 30, 2019. Non-acquired NPAs decreased $539,000 from $23.8 million at December 31, 2019. Acquired NPAs increased $86.1 million from $16.8 million at September 30, 2019 to $102.9 million at September 30, 2020, which was due primarily to the merger with CSFL and the adoption of ASU 2016-13 referenced above.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating its allowance for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies and Note 7 – Allowance for Credit Losses for further details. At September 30, 2020, the ACL was $440.2 million, or 1.74% of period end loans. Additionally, with the adoption of ASU 2016-13, the Company recorded separately a reserve for unfunded commitments of $43.2 million, or 0.94% of unfunded commitments, excluding unconditionally cancellable exposures and letters of credit. For prior comparative periods, the ACL was $434.6 million, or 1.70%, of period-end loans at June 30, 2020 and the allowance for loan losses on loans was $54.9 million, or 0.49%, at September 30, 2019. The ACL provides 3.91 times coverage of nonperforming loans at September 30, 2020. At December 31, 2019 and

September 30, 2019, the allowance for loan losses on non-acquired nonperforming loans provided coverage of 2.50 times and 2.86 times, respectively. We continued to show solid and stable asset quality numbers and ratios as of September 30, 2020. The increase in the ACL was the result of the following:

●	Provision for credit losses – PCD loans ($610,000) and Non-PCD loans ($7.1 million) of $7.7 million (ASU 2016-13 requirement) reflective of one model implemented during the third quarter of 2020
●	Provision for credit losses – unfunded commitments of $22.1 million reflective of one model implemented during the third quarter of 2020
●	Net charge-offs, $594,000, or 0.01% annualized
●	Allowance for credit losses on PCD loans of $153.7 million

During the third quarter of 2020, acquired loan interest income increased $102.2 million compared to the second quarter of 2020. The yield on acquired loans was down to 4.76% at September 30, 2020 from 5.08% at June 30, 2020. The decrease in the yield in the third quarter of 2020 was primarily the result of the continued low interest rate environment. Loan accretion income recognized in the third quarter of 2020 totaled $22.4 million and included the full third quarter of loan accretion income from the CSFL acquired loan portfolio. Accretion income increased from $10.1 million in the second quarter of 2020 to $22.4 million in the third quarter of 2020. Acquired period-end loan balances decreased by $1.2 billion and acquired loans average balance increased by $8.8 billion, from June 30, 2020, due to the merger with CSFL.

The table below provides an analysis of the yield on our total loan portfolio, excluding loans held for sale, including both non-acquired and acquired loans. The acquired loan yield decreased from the third quarter of 2019 due to the PPP loans acquired in the CSFL merger and overall lower rate environment. Non-acquired loan yields also declined due to the low yielding PPP loans originated during the third quarter of 2020.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2020	2019	2020	2019
Average balances:
Acquired loans, net of allowance for loan losses only in comparative period	$14,108,652	$2,471,851	$7,157,214	$2,702,836
Non-acquired loans	11,203,980	8,753,742	10,361,318	8,433,419
Total loans, excluding held for sale	$25,312,632	$11,225,593	$17,518,532	$11,136,255

Interest income:
Accretion income on acquired loans	$22,445	$8,070	$43,484	$26,356
Acquired loan interest income	146,343	31,310	227,663	103,030
Total acquired loans	168,788	39,380	271,147	129,386
Non-acquired loans	107,886	95,032	304,440	271,697
Total loans, excluding held for sale	$276,674	$134,412	$575,587	$401,083

Non-taxable equivalent yield:
Acquired loans	4.76%	6.32%	5.06%	6.40%
Non-acquired loans	3.83%	4.31%	3.92%	4.31%
Total loans, excluding held for sale	4.35%	4.75%	4.39%	4.82%

(1)	The accretion income on acquired loans includes the accretion from the discount on all acquired loans for the three and nine months ended September 30, 2020 and 2019. In our previously filed Quarterly Reports on Form 10-Q, the accretion income on acquired loans included the accretion from the discount on the acquired non-credit impaired loan only. For the prior period, we reclassified the discount recognized related to acquired credit impaired loans to make the table comparable. This change was due to the adoption of ASU 2016-13 on January 1, 2020, which changed the accounting related to the acquired loan portfolio.

Compared to the balance at June 30, 2020, our non-acquired loan portfolio increased $0.9 billion, or 35.2% annualized, to $11.5 billion, driven by growth in all categories except other loans. Commercial and industrial loans and commercial owner occupied loans led the way with $366.6 million and $214.8 million in quarterly loan growth, respectively, or 62.9% and 45.6% annualized growth, respectively. The acquired loan portfolio decreased by $1.2 billion, or 32% annualized, to $13.7 billion in the third quarter of 2020 compared to $14.9 billion at June 30, 2020, from paydowns and payoffs in both the PCD and NonPCD loan categories. Since September 30, 2019, the non-acquired loan portfolio has grown by $2.6 billion, or 29.2%, driven by increases in all loan categories. The largest increases were in the following three categories: Commercial and industrial loans with $1.6 billion in loan growth, commercial owner occupied loan growth with $411.5 million, and commercial non-owner occupied loans of $333.1 million. Since September 30, 2019, the acquired loan portfolio increased by $11.3 billion, or 480.2% due to the merger with CSFL.

Compared to the second quarter of 2020, non-taxable equivalent net interest income increased $107.8 million or 66.3% due to the first full quarter of results after the merger with CSFL. The increase in net interest income during the third quarter of 2020 was mainly due to the increase in interest income on loans of $110.5 million (non-acquired loans interest income increased $8.2 million and acquired loans interest income increased $102.2 million), an increase in interest income on loans held for sale of $2.7 million and higher interest income from investment securities of $0.8 million. Interest expense increased $6.9 million during the quarter with the increase in the average balances of interest-bearing liabilities of $8.3 billion from the merger with CSFL in June. Rates dropped on funding cost by eight basis points as the Bank continued to adjust deposit pricing during the third quarter of 2020 with the low interest rate environment. Interest expense from deposits increased by $2.5 million, from corporate and subordinated debt by $3.1 million, and from other borrowings by $1.2 million. The increase in interest income on non-acquired loans was due to an increase in the average balance of $757.5 million, which was the result of overall loan growth during the third quarter of 2020. The effects from the increase in the average balance on non-acquired loans was partially offset by the decline in yield of 1 basis point due to the continued low rate environment that arose from the COVID-19 pandemic and the CARES Act passed in early Spring of 2020. Acquired loan interest income improved by $102.2 million as the average balance increased by $8.8 billion (the result of a full quarter of loans outstanding) partially offset by the effects from a 32 basis points decrease on the yield for acquired loans, which was attributed to the lower rate environment and PPP loans. The increase in interest income from investment securities was due to a higher average balance of $920.5 million from the merger with CSFL during the second quarter of 2020 partially offset by a lower yield. Interest income on federal funds sold, reverse repurchase agreements and interest-earning deposits increased by $0.8 million. The increase in interest income from federal funds sold, reverse repurchase agreements and interest-earning deposits was due to an increase in yield of 2 basis points and the full effect for the quarter on a much higher average balance from the merger with CSFL, an increase of $2.4 billion compared to the prior quarter. The increase in interest income from loans held for sale was due to an increase in the average balance of $353.4 million, primarily from the merger with CSFL. The increase in interest expense on interest-bearing deposits and other borrowings was the result of the impact of the assumed balances from the CSFL merger being included for the full quarter compared to 23 days in the second quarter of 2020. The non-taxable equivalent net interest margin decreased during the third quarter of 2020 compared to the second quarter of 2020 by 2 basis points from 3.23% to 3.21%. The decrease in the net interest margin was due to the decrease in yield on interest-earning assets of 7 basis points offset by 8 basis point decline in the yield on interest-bearing liabilities. The decline in the overall cost of funds, including demand deposits of 6 basis points reflects the full quarter impact of the merger with CSFL on all categories of deposits resulting in a 9 basis point decline in the cost of total deposits. This decrease was partially offset by an increase in the cost of corporate and subordinated debentures and other borrowings, resulting from full quarter impact of balances assumed from the CSFL merger along with the increase in cost on the cash flow hedges on the Federal Home Loan Bank advances.

Compared to the third quarter of 2019, non-taxable equivalent net interest income increased $143.0 million, or 112.2%, and the non-taxable equivalent net interest margin decreased to 3.21% from 3.72%. For further discussion of the comparison of net interest income and net interest margin for the periods ended September 30, 2020 and 2019, see Net Interest Income and Margin section below on page 70.

Our quarterly efficiency ratio decreased to 61.4% in the third quarter of 2020 compared to 80.5% in the second quarter of 2020 and increased from 58.4% in the third quarter of 2019. The decrease in the efficiency ratio compared to the second quarter of 2020 was the result of a $168.2 million, or 77.6%, increase in net interest income and noninterest income, partially offset by a $61.8 million, or 35.3%, increase in noninterest expense. These increases were the result of including the income and expense for a full quarter from the merger with CSFL in the third quarter of 2020 compared to only 23 days in the second quarter of 2020. Within noninterest income, the mortgage banking business continues to benefit from low interest rate environment coupled with the correspondent banking business added from the merger with CSFL.

Diluted and basic EPS were $1.34 and $1.34, respectively for the third quarter of 2020, compared to the third quarter of 2019 which were $1.51 and $1.50, respectively. The increase in net income in the third quarter of 2020 was attributable to the first full quarter of income and expense after the merger with CSFL, which occurred in early June 2020. In addition, the Company had $21.7 million in merger-related expense in the current quarter compared to no merger-related expense or branch conversion cost in the third quarter of 2019. In addition, the weighted average common shares increased to 71.1 million shares, or 107.2%, due to the merger with CSFL compared to 34.3 million weighted average shares outstanding at September 30, 2019. The total number of shares outstanding at September 30, 2020 totaled 70,928,304, which includes 37.3 million shares issued in the merger with CSFL in June of 2020. The increase in net income was due to the full quarter impact of the CSFL merger in the third quarter of 2020, which did not affect any of the third quarter of 2019. The increase in outstanding shares from September 30, 2019 was due to the merger with CSFL.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Return on average assets (annualized)	1.00%	1.31%	0.18%	1.20%
Return on average equity (annualized)	8.31%	8.70%	1.41%	7.76%
Return on average tangible equity (annualized)*	14.66%	16.62%	3.51%	14.88%
Dividend payout ratio	35.01%	28.48%	188.71%	30.70%
Equity to assets ratio	12.07%	14.92%	12.07%	14.92%
Average shareholders’ equity	$4,556,061	$2,351,154	$3,268,998	$2,366,017

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended September 30, 2020, return on average tangible equity decreased to 14.66% compared to 16.62% for the same period in 2019. This decrease was the result of an increase in average tangible equity of $1.5 billion, or 115.9%, being greater than the increase in net income, excluding amortization of intangibles, of $48.7 million, or 90.0%, during the third quarter of 2020 compared to the same quarter in 2019. The increase in net income and increase in average tangible equity were both due to the merger with CSFL, which fully impacted the third quarter of 2020.
●	For the three months ended September 30, 2020, return on average assets was 1.00%, a decrease from 1.31 % for the three months ended September 30, 2019. This decline was due to the effect of the increase in net income of $43.7 million, or 84.7%, during the third quarter of 2020 being less than the increase of 142.6% in average assets. The net income (merger expenses) and increase in average assets were both due to the merger with CSFL that occurred in early June 2020.
●	Equity to assets ratio was 12.07 % for the three months ended September 30, 2020, a decrease from 14.92 % for the three months ended September 30, 2019. The decrease from the comparable period in 2019 was due to the increase in total assets of 140.1% being greater than the increase in equity of 94.1%. Both the increase in assets and equity were due to the merger with CSFL in the second quarter of 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Return on average equity (GAAP)	8.31%	8.70%	1.41%	7.76%
Effect to adjust for intangible assets	6.35%	7.92%	2.10%	7.12%
Return on average tangible equity (non-GAAP)	14.66%	16.62%	3.51%	14.88%

Average shareholders’ equity (GAAP)	$4,556,061	$2,351,154	$3,268,998	$2,366,017
Average intangible assets	(1,763,255)	(1,057,818)	(1,353,300)	(1,061,109)
Adjusted average shareholders’ equity (non-GAAP)	$2,792,806	$1,293,336	$1,915,698	$1,304,908

Net income (loss) (GAAP)	$95,221	$51,565	$34,396	$137,392
Amortization of intangibles	9,560	3,268	17,232	9,817
Tax effect	(1,875)	(658)	(1,272)	(1,968)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$102,906	$54,175	$50,356	$145,241

Net Interest Income and Margin

Summary

Our taxable equivalent (“TE”) net interest margin for the third quarter of 2020 decreased by 51 basis points from 3.73% in the third quarter of 2019 to 3.22%. This decrease was due to a decrease in the yield of interest-earning assets of 87 basis points; partially offset by a decline in the rate paid on interest-bearing liabilities of 47 basis points.

Non-TE net interest margin also decreased by 51 basis points from the third quarter of 2019, for the same reason as above. The decrease in the yield on interest-earning assets was due to a decrease in the yield on federal funds sold, reverse repurchase agreements and interest-earning deposits of 205 basis point, a decrease in the yield on investment securities of 106 basis point, a decrease in yield on non-acquired loans of 48 basis points and a decrease in yield on acquired loans of 156 basis points. The decrease in these yields was mostly due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. The overall yield on interest-earning assets also decreased due to the significant increase in the average balance on federal funds sold, reverse repurchase agreements and interest earning deposit, the Company’s lowest yielding assets, which increased $3.9 billion or 796.3%. This increase was partially due to the merger with CSFL and due to the decision to hold more liquidity during the current COVID-19 pandemic and recessionary economic pressures. The effects from the decrease in yield on interest-earning assets were partially offset by a decline in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased 47 basis points from 0.92% in the third quarter of 2019 to 0.45% in the third quarter of 2020. This decrease in cost on interest-bearing liabilities was due to a decrease in the cost of all categories of interest-bearing deposits and a decrease in the cost of federal funds purchased and repurchase agreements. The decreases were the result of the falling interest rate environment in the last half of 2019 and first quarter of 2020. The cost of corporate and subordinated debentures and other borrowings increased from the third quarter of 2019 to the third quarter in 2020 by 78 basis points to 3.39%. This increase was due the higher cost in the subordinated debentures assumed in the merger with CSFL in the second quarter of 2020 along with the rising costs of the cash flow hedges on our $700 million of FHLB Advances.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Non-TE net interest income	$270,348	$127,373	$560,918	$377,819
Non-TE yield on interest-earning assets	3.51%	4.38%	3.68%	4.47%
Non-TE rate on interest-bearing liabilities	0.45%	0.92%	0.55%	0.92%
Non-TE net interest margin	3.21%	3.72%	3.31%	3.81%
TE net interest margin	3.22%	3.73%	3.33%	3.82%

Non-TE net interest income increased $143.0 million, or 112.2%, in the third quarter of 2020 compared to the same period in 2019. Some key highlights are outlined below:

1.	Higher interest income by $145.3 million with acquired loan interest income increasing by $129.4 million because of higher average balances of acquired loans of $11.6 billion resulting from the merger with CSFL, higher non-acquired loan interest income of $12.9 million due to higher average balance of $2.5 billion and higher investment securities interest income of $0.9 million because of higher average balances of $1.4 billion resulting from the merger with CSFL. These increases in interest income were partially offset by a $1.5 million decline in federal funds sold and repurchase agreements interest income as the yield declined by 205 basis points, offsetting the effects of the average balance increasing by $3.9 billion. This increase in average balance was primarily from deposits from the CARES Act and PPP loans, along with securities sold by CSFL prior to the merger.
2.	Higher interest expense of $2.3 million as the average balance of interest-bearing liabilities increased $12.3 billion in the third quarter of 2020 compared to the same period in 2019. This increase was due to the addition of interest-bearing liabilities from the merger with CSFL in the second quarter of 2020. The main reason for this increase was interest expense on subordinated debentures and other borrowings increasing $3.9 million due the higher cost in the subordinated debentures assumed in the merger with CSFL in the second quarter of 2020 along with the rising costs of the cash flow hedges on our $700 million of FHLB Advances. The average balance on subordinated debentures and other borrowing also increased $273.2 million to $1.1 billion for the three months ended September 30, 2020. This increase in interest expense was partially offset by the decrease in interest expense from interest-bearing deposits of $1.5 million due to falling rate environment in the last half of 2019 and first quarter of 2020 as the cost on interest-bearing deposits declined 47 basis points from the third quarter of 2019 to 0.45%.
3.	Non-TE yield on interest-earning assets for the third quarter of 2020 decreased 87 basis points from the comparable period in 2019. The decline in yield on interest-earning assets was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020 as well as a change in asset mix.
4.	The average cost of interest-bearing liabilities for the third quarter of 2020 decreased 47 basis points from the same period in 2019. This decrease occurred in all deposit categories of funding and was due to the falling interest rate environment in the last half of 2019 and first quarter of 2020.
5.	The Non-TE net interest margin decreased by 51 basis points and the TE net interest margin decreased by 51 basis points in the third quarter of 2020 compared to the third quarter of 2019 due to the decline in the yield on interest earning assets of 87 basis points, which was only partially offset by the lower cost of interest-bearing liabilities of 47 basis points.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	September 30,	% of	December 31,	% of	September 30,	% of
(Dollars in thousands)	2020	Total	2019	Total	2019	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$656,767	2.6%	$33,569	0.3%	$53,302	0.5%
Commercial non-owner occupied	2,609,141	10.3%	447,441	3.9%	503,443	4.5%
Commercial owner occupied real estate	1,938,306	7.7%	307,193	2.7%	345,040	3.1%
Consumer owner occupied	1,598,723	6.3%	496,431	4.4%	543,432	4.8%
Home equity loans	693,342	2.8%	188,732	1.7%	198,112	1.8%
Commercial and industrial	2,537,953	10.1%	101,880	0.9%	126,092	1.1%
Other income producing property	298,437	1.2%	95,697	0.8%	103,093	0.9%
Consumer non real estate	224,804	0.9%	89,484	0.8%	93,089	0.8%
Other	434	-%	-	-%	-	-%
Total acquired - non-purchased credit deteriorated loans	10,557,907	41.9%	1,760,427	15.5%	1,965,603	17.5%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	137,114	0.5%	15,332	0.1%	16,767	0.1%
Commercial non-owner occupied	1,216,813	4.8%	65,388	0.6%	76,960	0.7%
Commercial owner occupied real estate	818,524	3.2%	67,491	0.6%	71,060	0.6%
Consumer owner occupied	517,629	2.1%	91,690	0.8%	98,567	0.9%
Home equity loans	91,580	0.4%	50,660	0.4%	53,507	0.5%
Commercial and industrial	197,121	0.8%	3,588	-%	4,588	-%
Other income producing property	77,631	0.3%	32,240	0.3%	37,829	0.3%
Consumer non real estate	87,410	0.4%	35,457	0.3%	36,754	0.3%
Other	-	-%	-	-%	-	-%
Total acquired - purchased credit deteriorated loans (PCD)	3,143,822	12.5%	361,846	3.1%	396,032	3.4%
Total acquired loans	13,701,729	54.4%	2,122,273	18.6%	2,361,635	20.9%
Non-acquired loans:
Construction and land development	1,046,230	4.1%	968,360	8.5%	955,318	8.5%
Commercial non-owner occupied	2,110,418	8.4%	1,811,138	15.9%	1,777,327	15.7%
Commercial owner occupied real estate	2,089,190	8.3%	1,784,017	15.7%	1,677,695	14.9%
Consumer owner occupied	2,194,834	8.7%	2,118,839	18.6%	2,118,127	18.8%
Home equity loans	562,876	2.2%	518,628	4.6%	521,744	4.6%
Commercial and industrial	2,684,046	10.6%	1,280,859	11.3%	1,130,847	10.0%
Other income producing property	253,429	1.0%	218,617	1.9%	220,957	2.0%
Consumer non real estate	587,957	2.3%	538,481	4.7%	525,040	4.6%
Other	7,106	-%	13,892	0.2%	1,457	-%
Total non-acquired loans	11,536,086	45.6%	9,252,831	81.4%	8,928,512	79.1%
Total loans (net of unearned income)	$25,237,815	100.0%	$11,375,104	100.0%	$11,290,147	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $13.9 billion, or 123.5%, to $25.2 billion at September 30, 2020 as compared to the same period in 2019. Non-acquired loans or legacy loans increased by $2.6 billion, or 29.2%, from September 30, 2019 to September 30, 2020 through organic loan growth and PPP loans. Acquired loans increased by $11.3 billion, or 480.2% as compared to the same period in 2019. The overall increase in acquired loans was the addition of $13.0 billion due to the merger with CSB, net of $1.8 billion of principal payments, charge-offs, foreclosures and renewals of acquired loans. Acquired loans as a percentage of total loans increased to 54.4% at September 30, 2020 compared to 20.9% at September 30, 2019. As of September 30, 2020, non-acquired loans as a percentage of the overall portfolio were 45.6% compared to 79.1% at September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Average total loans	$25,312,632	$11,225,593	$17,518,532	$11,136,255
Interest income on total loans	276,674	134,412	575,587	401,083
Non-TE yield	4.35%	4.75%	4.39%	4.82%

Interest earned on loans increased $142.3 million in the third quarter of 2020 compared to the third quarter of 2019. Some key highlights for the quarter ended September 30, 2020 are outlined below:

●	Our non-TE yield on total loans decreased 40 basis points in the third quarter of 2020 compared to the same period in 2019 and average total loans increased $14.1 billion or 125.5%, in the third quarter of 2020, as compared to the same period in 2019. The increase in average total loans was the result of 470.8% growth in the average acquired loan portfolio and 28.0% growth in the average non-acquired loan portfolio during the period. The growth in the acquired loan portfolio was due to the addition of $13.0 billion in loans from the merger with CSB, net of principal payments, charge-offs, and foreclosures. The growth in the non-acquired loan portfolio was due to normal organic growth and PPP loans. The yield on the acquired loan portfolio decreased from 6.32% in the third quarter of 2019 to 4.76% in the same period in 2020 and the yield on the non-acquired loan portfolio decreased from 4.31% in the third quarter of 3.83% in the same period in 2020. The decline in the yield on the non-acquired loan portfolio of 48 basis points and on the acquired loan portfolio of 156 basis points was mainly due to the falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 50 basis points from September 2019 to October 2019 and then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. This effectively decreased the Prime Rate, the rate used in pricing a majority of our new originated loans. The increase in interest income on loans was due to an increase in average loan balances of $14.1 million which was due to the merger with CSB, and loan accretion income on acquired loans totaling $22.4 million for the current quarter. The higher accretion income was due to the addition of accretion income from the loans acquired in the merger with CSFL in the second quarter of 2020 and the adoption of ASU 2016-13, which eliminated loan pools and changed the accounting for acquired credit impaired loans.
●	The balance of mortgage loans held for sale decreased $147.2 million from June 30, 2020 to $456.1 million at September 30, 2020, and increased $368.7 million from a balance of $87.4 million at September 30, 2019. The increase from September 30, 2019 was due to the production added through the merger with CSFL in the second quarter of 2020.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits and repurchase agreements.  At September 30, 2020, investment securities totaled $3.7 billion, compared to $2.0 billion and $1.9 billion at December 31, 2019 and September 30, 2019, respectively. Our investment portfolio increased $1.7 billion from December 31, 2019 and increased $1.9 billion from September 30, 2019 mainly due to the acquisition of $1.2 billion in investment securities in the merger with CSFL. Excluding investment securities acquired in the CSFL merger, the investment securities portfolio increased by $548.0 million, or 36.51% (annualized), from December 31, 2019 and by $691.0 million, or 37.10% from September 30, 2019. The increase in investment securities from December 31, 2019 was a result of investments acquired in the CSFL merger of $1.2 billion, purchases of $1.3 billion as well as improvements in the market value of the available for sale investment securities portfolio of $48.6 million. These increases were partially offset by maturities, paydowns, sales and calls of investment securities totaling $770.9 million. Net amortization of premiums were $13.3 million in the first nine months of 2020. We continue to increase our investment securities strategically primarily with the excess funds from deposit growth. The increase in fair value in the available for sale investment portfolio in the first nine months of 2020 compared to December 31, 2019 was mainly due to the decrease in interest rates in March 2020 in reaction to the COVID-19 pandemic.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Average investment securities	$3,227,988	$1,819,895	$2,521,981	$1,653,126
Interest income on investment securities	13,254	12,372	38,992	33,634
Non-TE yield	1.63%	2.70%	2.07%	2.72%

Interest earned on investment securities was higher in both the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. This is a result of the Bank carrying a higher average balance in investment securities in 2020 compared to the same periods in 2019. The average balance of investment securities for the three and nine months ended September 30, 2020 increased $1.4 billion and $868.9 million, respectively from the comparable periods in 2019. With the excess liquidity from the growth in deposits during 2019 and the first nine months of 2020, the Bank used the excess funds to strategically increase the size of its investment portfolio. The increase in the average balance was also due to the acquisition of CSFL’s investment portfolio of $1.2 billion in June 2020. The yield on the investment portfolio declined 107 basis points and 65 basis points, respectively, during the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to the falling interest rate environment resulting from the drop in the federal funds rate made by the Federal Reserve during 2019 and in March 2020.

			Unrealized
	Amortized	Fair	Net Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2020
Government-sponsored entities debt	$29,882	$29,927	$45	$29,882	$—	$—	$—
State and municipal obligations	446,068	459,195	13,127	444,086	—	—	1,982
Mortgage-backed securities *	3,008,562	3,059,155	50,593	396,286	—	—	2,612,276
Corporate securities	13,575	13,652	77	—	—	—	13,575
	$3,498,087	$3,561,929	$63,842	$870,254	$—	$—	$2,627,833

* Agency mortgage-backed securities (“MBS”) are guaranteed by the issuing government-sponsored enterprise (“GSE”) as to the timely payments of principal and interest. Except for Government National Mortgage Association securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty. While the rating agencies have not rated any of the MBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.” Most market participants consider agency MBS as carrying an implied Aaa rating (S&P rating of AA+) because of the guarantees of timely payments and selection criteria of mortgages backing the securities. We do not own any private label mortgage-backed securities. The balances presented under the ratings above reflect the amortized cost of the investment securities.

At September 30, 2020, we had 113 securities available for sale in an unrealized loss position, which totaled $4.2 million. At December 31, 2019, we had 143 securities available for sale in an unrealized loss position, which totaled $4.5 million. At September 30, 2019, we had 95 securities available for sale in an unrealized loss position, which totaled $2.5 million.

As of September 30, 2020 as compared to December 31, 2019 and September 30, 2019, the total number of available for sale securities with an unrealized loss position decreased by 30 and increased by 18 securities, respectively, while the total dollar amount of the unrealized loss decreased by $352,000 and increased by $1.7 million, respectively. The decrease from December 31, 2019 in the number of securities in an unrealized loss position is due to the drop in both short and long term interest rates during the first half of 2020 related to the COVID-19 pandemic. The decrease in the amount of the unrealized loss was mainly due to the drop in both short and long term interest rates during the last half of 2019 and the first half of 2020. In particular, the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic.

All debt securities available for sale in an unrealized loss position as of September 30, 2020 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 – Summary of Significant Account Policies and Note 5 – Investment securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2020, we determined that there was no impairment on our other investment securities. As of September 30, 2020, other investment securities represented approximately $185.2 million, or 0.49% of total assets and primarily consists of FHLB and FRB stock which totals $174.7 million, or 0.46% of total assets. There were no gains or losses on the sales of these securities for the three and nine months ended September 30, 2020 and 2019, respectively.

Trading Securities

CSFL had a correspondent banking department that was merged with the Company on June 7, 2020. This department occasionally purchases trading securities and subsequently sells them to correspondent bank customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio have been primarily municipal securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income. At September 30, 2020, we had no trading securities.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Average interest-bearing liabilities	$22,049,240	$9,724,089	$15,355,805	$9,492,455
Interest expense	24,946	22,628	62,740	65,554
Average rate	0.45%	0.92%	0.55%	0.92%

The quarter-to-date average balance of interest-bearing liabilities increased $12.3 billion in the third quarter of 2020 compared to the same period in 2019 due to increase in interest-bearing deposits of $11.6 billion, an increase in federal funds purchased and repurchase agreements of $437.4 million and increase in other borrowings of $273.2 million. The increase in average interest-bearing deposits is due to the acquisition of $10.3 billion in interest-bearing deposits from the CSFL merger during the second quarter of 2020. We continue to focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $310.6 million in the third quarter of 2020 and $15.6 billion since December 31, 2019. The increase from December 31, 2019 consisted of $12.9 billion through the merger and $2.7 billion, organically. These funds are normally lower cost funds. The increase in average federal funds purchased and repurchase agreements was also due the merger with CSFL. Federal funds purchased related to the correspondent bank division and repurchase agreements acquired in the merger with CSFL averaged $422.4 million during the third quarter of 2020 which makes up most of the increase. The increase in average corporate and subordinated debt and other borrowings was also due to the merger with CSFL as the Company assumed $271.5 million in subordinated debt and trust preferred debt in the second quarter of 2020. The increase in interest expense of $2.3 million in the third quarter of 2020 compared to the same period in 2019 was driven by higher interest expense on corporate and subordinated debt and other borrowings of $3.9 million due to both the increase in average balance of $273.2 million and a higher average cost of 78 basis points. The higher cost on borrowings was due to the increase in cost on the cash flow hedges on the $700.0 million of FHLB borrowings and to the addition of the subordinated debt from the merger with CSFL which carried a higher average cost. Interest expense on interest-bearing deposits declined by $1.5 million in the third quarter of 2020 compared to the same period in 2019. The cost on interest-bearing deposits was 0.30% for the third quarter of 2020 compared to 0.77% for the same period in 2019. The decline in cost related to deposits was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve during 2019 and in March 2020. These changes resulted in a 47 basis point decrease in the average rate on all interest-bearing liabilities from 0.92% to 0.45% for the three months ended September 30, 2020. Some key highlights are outlined below:

●	Interest-bearing deposits increased $11.6 billion to $20.3 billion at September 30, 2020 from the period end balance at September 30, 2019 of $8.7 billion. The increase from September 30, 2019 was driven by an increase in interest-bearing transactional accounts including money markets of $8.1 billion, savings of $1.3 billion and in certificate of deposits of $2.1 billion. Excluding deposits assumed in the CSFL merger, interest-bearing deposits increased $1.4 billion, which was comprised by an increase in transactional interest-bearing accounts, including money markets, of $1.2 million and savings of $207.9 million. Certificate of deposits declined $65.2 million. We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin.
●	Average transaction and money market account balances increased $8.1 billion, or 145.0% to $13.7 billion from the average balance in the third quarter of 2019. Interest expense on transaction and money market accounts decreased $1.1 million. The effects from the increase in average balance were partially offset by a 40 basis point decrease in the average cost of funds to 23 basis points for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease in the cost of funds on the transaction and money market account is due to the falling interest rate environment.
●	Average savings account balances increased 93.6%, or $1.2 billion, to $2.6 billion from the average balance in the third quarter of 2019. Interest expense on savings accounts decreased $443,000. The effects from the increase in average balance were offset by a 22 basis point decrease in the average cost of funds to 9 basis points for the three months September 30, 2020 as compared to the same period in 2019. The decrease in the cost of funds on savings accounts is due to the falling interest rate environment.
●	Average balance on certificates of deposit and other time deposits increased 132.1%, or $2.3 billion to $4.0 billion from the average balance in the third quarter of 2019. Interest expense on certificates of deposit and other time deposit accounts increased $21,000 thousand as a result of the increase in average balance. The effects from the increase in average balance were mostly offset by a 87 basis point decrease in the average cost of funds to 67 basis points for the three months September 30, 2020 as compared to the same period in 2019. The decrease in the cost of funds on certificates of deposit and other time deposit accounts is due to the falling interest rate environment.
●	In the third quarter of 2020, as discussed above, average other borrowings increased $273.2 million compared to the third quarter of 2019. The average rate on other borrowings experienced a 78 basis point increase to 3.39% for the three months ended September 30, 2020 compared to 2.61% for the same period in 2019. The increase in the average cost of other borrowings is due to the increase in cost on the cash flow hedges on the $700.0 million of FHLB borrowings and the addition of the subordinated debt from the CSFL merger which had a higher cost. For the third quarter of 2020, the average rate for our long term trust preferred debt and subordinated debt was 5.14% while the cost of our FHLB advances and FRB borrowings was 2.41%. This compares to 4.80% and 2.24%, respectively, for the three months ended September 30, 2019.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $6.5 billion, or 201.05%, to $9.8 billion in the third quarter of 2020 compared to $3.3 billion during the same period in 2019. At September 30, 2020, the period end balance of noninterest-bearing deposits was $9.7 billion, exceeding the September 30, 2019 balance by $6.4 billion. This increase in both period end and average assets was due to the noninterest-bearing deposits of $5.3 billion acquired in the merger with CSFL in June 2020. We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs. Our overall cost of funds including noninterest-bearing deposits was 0.31% for the three months ended September 30, 2020 compared to 0.69% for the three months ended September 30, 2019.

Provision for Credit Losses

The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company established the incremental increase in the ACL at adoption through equity and subsequent adjustments through a provision for credit losses charged to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

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

The Company merged with CenterState Bank Corporation (“CSFL” or “CenterState”) on June 7, 2020. For the second quarter ended June 30, 2020, given the proximity of the merger date to the quarter end, Management collectively evaluated loans from each legacy loan portfolio utilizing pre-existing methodologies implemented prior to the merger and aggregated the result. During the third quarter, Management consolidated the two methodologies into one to arrive at the ACL recorded at September 30, 2020 for both the ACL related to the loan portfolio and the reserve related to the unfunded commitments (off-balance-sheet credit exposures). The new methodology for unfunded commitments utilizes a funding rate, as opposed to a utilization rate which was a method applied to the SouthState legacy portfolio prior to the third quarter, to determine the reserve for each respective segment of unfunded commitments. This new method, along with the change in mix of unfunded commitments, resulted in an increase in the reserve for legacy SouthState Bank unfunded commitments during the third quarter of 2020.

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is utilized for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (e.g., default rates and prepayment speeds). The Company has identified the following portfolio segments: Owner-Occupied Commercial Real Estate, Non Owner-Occupied Commercial Real Estate, Multifamily, Municipal, Commercial and Industrial, Commercial Construction and Land Development, Residential Construction, Residential Senior Mortgage, Residential Junior Mortgage, Revolving Mortgage, and Consumer and Other.

In determining the proper level of the ACL, Management has determined that the loss experience of the Bank provides the best basis for its assessment of expected credit losses. It therefore utilized its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions (i.e., failed banks). For most of the segment models for collectively evaluated loans, the Company incorporated two or more macroeconomic drivers using a statistical regression modeling methodology.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. The baseline forecast incorporates a 50% probability of the United States economy performing better than this projection and the same as the probability that it will perform worse. Management has evaluated the appropriateness of the reasonable and supportable forecast scenarios and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally utilizes a four quarter forecast and a four quarter reversion period.

Included in its systematic methodology to determine its ACL, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Lending Policy; 2) Economic conditions not captured in models; 3) Volume and Mix of Loan Portfolio; 4) Past Due Trends; 5) Concentration Risk; 6) External Factors; and 7) Model Limitations.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. During the third quarter of 2020, we consolidated the ACL models and due to the size of the combined company elected to increase the threshold for individually-evaluated loans to all non-accrual loans with a net book balance in excess of $1.0 million. We will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a trouble debt restructuring (“TDR”) with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to suspend TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession meets the criteria as defined under the CARES Act.

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2020, the accrued interest receivable for loans recorded in Other Assets was $97.8 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As part of the new combined ACL methodology implemented during the current quarter, Management completed a funding study based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applied this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Prior to the current quarter, the Company applied a utilization rate instead of a funding rate to the South State legacy portfolio to determine the reserve for unfunded commitments. As of September 30, 2020, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $43.2 million. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Statements of Income.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies and Note 7 – Allowance for Credit Losses for further details. As of September 30, 2020, the balance of the ACL was $440.2 million or 1.74% of total loans. The ACL increased $5.6 million from the balance of $434.6 million recorded at June 30, 2020. This increase during the third quarter of 2020 included a $7.7 million provision for credit losses partially offset by $0.6 million in net charge-offs and a $1.5 million adjustment to the PCD allowance related to measurement period adjustments on loans acquired from CSFL. For the nine months ended September 30, 2020, the ACL increased $383.3 million from the balance of $56.9 million. This increase included a $181.4 million provision for credit losses during the period, a $149.4 million allowance for credit losses on PCD loans acquired from CSFL and an increase of $54.5 million through the impact of the initial adoption of CECL. These increases were partially offset by $2.0 million in net charge-offs. The impact of COVID-19 was modeled in the forecasted loss period and macroeconomic assumptions.

At September 30, 2020, the Company also had a reserve on unfunded commitments of $43.2 million which was recorded in Other Liabilities on the Balance Sheet, compared to $21.1 million at June 30, 2020. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its reserve on unfunded commitments by $6.5 million in the first quarter of 2020. During the three and nine months ended September 30, 2020, the provision for credit losses on unfunded commitments was $22.1 million and $36.4 million, respectively. Of these amounts, $9.6 million was related to the merger with CSFL during the second quarter of 2020. These amounts were recorded in the provision for credit losses on the Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first nine months of 2020.

For the three and nine months ended September 30, 2019, the allowance for non-acquired loan losses was $54.9 million, or 0.62%, of non-acquired period-end loans. With the adoption of ASU 2016-13 on January 1, 2020, the allowance was adjusted by $54.5 million. The ACL provides 3.91 times coverage of nonperforming loans at September 30, 2020. Net charge offs to the total average loans during the three and nine months ended September 30, 2020 were 0.01% and 0.02%, respectively. We continued to show solid and stable asset quality numbers and ratios as of September 30, 2020.

The following table provides the allocation, by segment, for expected credit losses.

	September 30, 2020
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$62,219	18.7%
Residential Mortgage Junior	1,434	0.1%
Revolving Mortgage	21,107	5.8%
Residential Construction	5,367	2.5%
Other Construction and Development	63,851	5.1%
Consumer	23,956	3.7%
Multifamily	8,567	1.8%
Municipal	1,434	2.5%
Owner Occupied Commercial Real Estate	93,780	20.2%
Non Owner Occupied Commercial Real Estate	120,436	24.1%
Commercial and Industrial	38,008	15.5%
Total	$440,159	100.0%

*     Loan balance in each category expressed as a percentage of total loans excluding PPP loans.

The following table presents a summary of the changes in the ACL, for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,
	2020

	Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total
Balance at beginning of period	$280,301	$154,307	$434,608
Allowance Adjustment - FMV for CenterState merger	—	(1,542)	(1,542)
Loans charged-off	(2,783)	(1,859)	(4,642)
Recoveries of loans previously charged off	1,911	2,137	4,048
Net charge-offs	(872)	278	(594)
Provision for credit losses	7,077	610	7,687
Balance at end of period	$286,506	$153,653	$440,159

Total loans, net of unearned income:
At period end	$25,237,815
Average	25,312,632
Net charge-offs as a percentage of average loans (annualized)	0.01%
Allowance for credit losses as a percentage of period end loans	1.74%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	391.47%

	Nine Months Ended September 30,
	2020

	Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total
Allowance for credit losses at January 1	$56,927	$—	$56,927
Adjustment for implementation of CECL	51,030	3,408	54,438
Allowance Adjustment - FMV for CenterState merger	—	149,404	149,404
Loans charged-off	(7,480)	(2,816)	(10,296)
Recoveries of loans previously charged off	4,308	3,979	8,287
Net charge-offs	(3,172)	1,163	(2,009)
Provision for credit losses	181,721	(322)	181,399
Balance at end of period	$286,506	$153,653	$440,159

Total loans, net of unearned income:
At period end	$25,237,815
Average	17,518,532
Net charge-offs as a percentage of average loans (annualized)	0.02%
Allowance for credit losses as a percentage of period end loans	1.74%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	391.47%

The following table presents a summary of the changes in the ALLL, for comparative periods, prior to the adoption of ASU 2016-13 as follows:

	Three Months Ended September 30,
	2019
		Acquired	Acquired
		Non-credit	Credit
	Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total
Balance at beginning of period	$53,590	$—	$4,623	$58,213
Loans charged-off	(1,969)	(810)	—	(2,779)
Recoveries of loans previously charged off	834	50	—	884
Net charge-offs	(1,135)	(760)	—	(1,895)
Provision for loan losses	2,482	760	786	4,028
Reductions due to loan removals	—	—	(91)	(91)
Balance at end of period	$54,937	$—	$5,318	$60,255

Total non-acquired loans:
At period end	$8,928,512
Average	8,753,742
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.05%
Allowance for loan losses as a percentage of period end non-acquired loans	0.62%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	286.32%

	Nine Months Ended September 30,
	2019
		Acquired	Acquired
		Non-credit	Credit
	Non-acquired	Impaired	Impaired
(Dollars in thousands)	Loans	Loans	Loans	Total
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(4,541)	(2,719)	—	(7,260)
Recoveries of loans previously charged off	2,461	372	—	2,833
Net charge-offs	(2,080)	(2,347)	—	(4,427)
Provision for loan losses	5,823	2,347	1,050	9,220
Reductions due to loan removals	—	—	(336)	(336)
Balance at end of period	$54,937	$—	$5,318	$60,255

Total non-acquired loans:
At period end	$8,928,512
Average	8,433,419
Net charge-offs as a percentage of average non-acquired loans (annualized)	0.03%
Allowance for loan losses as a percentage of period end non-acquired loans	0.62%
Allowance for loan losses as a percentage of period end non-performing non-acquired loans (“NPLs”)	286.32%

Nonperforming Assets

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2020	2020	2020	2019	2019
Non-acquired:
Nonaccrual loans	$18,078	$19,011	$19,773	$19,724	$18,310
Accruing loans past due 90 days or more	636	419	119	514	333
Restructured loans - nonaccrual	3,749	3,453	4,020	2,578	544
Total nonperforming loans	22,463	22,883	23,912	22,816	19,187
Other real estate owned (“OREO”) (3) (7)	726	1,181	784	875	1,394
Other nonperforming assets (4)	99	508	157	136	70
Total non-acquired nonperforming assets	23,288	24,572	24,853	23,827	20,651
Acquired:
Nonaccrual loans (1)	89,067	99,346	32,548	10,839	9,596
Accruing loans past due 90 days or more	907	1,053	243	275	—
Total acquired nonperforming loans (2)	89,974	100,399	32,791	11,114	9,596
Acquired OREO and other nonperforming assets:
Acquired OREO (3) (8)	12,754	16,836	6,648	5,664	7,030
Other acquired nonperforming assets (4)	150	151	154	184	177
Total acquired OREO and other nonperforming assets	12,904	16,987	6,802	5,848	7,207
Total nonperforming assets	$126,166	$141,958	$64,446	$40,789	$37,454

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (5)	0.20%	0.23%	0.26%	0.26%	0.23%
Total nonperforming assets as a percentage of total assets (6)	0.06%	0.07%	0.15%	0.15%	0.13%
Nonperforming loans as a percentage of period end loans (5)	0.19%	0.22%	0.25%	0.25%	0.21%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (5)	0.50%	0.56%	0.56%	0.36%	0.33%
Total nonperforming assets as a percentage of total assets (6)	0.33%	0.38%	0.39%	0.26%	0.24%
Nonperforming loans as a percentage of period end loans (5)	0.45%	0.48%	0.49%	0.30%	0.25%
(1)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans). In prior periods, these loans, which were called acquired credit impaired (“ACI”) loans were excluded from nonperforming assets. The adoption of CECL resulted in the discontinuation of the pool-level accounting for ACI loans and replaced it with loan-level evaluation for nonaccrual status. The Company’s nonperforming loans increased by $21.0 million in the first quarter of 2020 from these loans. The Company has not assumed or taken on any additional risk relative to these assets.
(2)	Periods prior to the adoption of CECL exclude the acquired credit impaired loans that are contractually past due 90 days or more totaling $9.2 million and $8.5 million as of December 31, 2019 and September 30, 2019, respectively, including the valuation discount.
(3)	Excludes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(4)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(5)	Loan data excludes mortgage loans held for sale.
(6)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(7)	Excludes non-acquired bank premises held for sale of $2.3 million, $2.0 million, $2.7 million, $2.7 million and $2.3 million as of September 30, 2020, June 30, 2020, December 31, 2019, March 31, 2020, September 30, 2019, respectively, that is now separately disclosed on the balance sheet.

(8)	Excludes acquired bank premises held for sale of $22.2 million, $23.5 million, $2.7 million, $2.7 million and $2.7 million as of September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $126.2 million, or 0.50% of total loans and repossessed assets, at September 30, 2020, a decrease of $15.8 million, or 11.1%, from June 30, 2020, and an increase of $88.7 million, or 236.9%, from September 30, 2019. Total nonperforming loans were $112.4 million, or 0.45%, of total loans, at September 30, 2020, a decrease of $10.8 million, or 8.8%, from June 30, 2020, and an increase of $83.7 million, or 290.6%, from September 30, 2019. Non-acquired nonperforming loans declined by $0.4 million from June 30, 2020. Acquired nonperforming loans declined $10.4 million from June 30, 2020. The increase in the acquired nonperforming loan balances in the above schedule at September 30, 2020, compared to September 30, 2019, was due to the addition of the above mentioned loans related to the merger with CSB, as well as the addition of $21.0 million in the first quarter of 2020, formerly accounted for as credit impaired loans (with ASU 2016-13 are now considered PCD loans). Prior to the adoption of ASU 2016-13, acquired credit impaired loans were considered to be performing, due to the application of the accretion method under FASB ASC Topic 310-30. The Company has not assumed or taken on any additional risk relative to these assets. There was an increase in non-acquired nonperforming loans of $3.3 million from September 30, 2019, which were primarily restructured loans.

At September 30, 2020, OREO totaled $13.5 million which included $0.7 million in non-acquired OREO and $12.8 million in acquired OREO. Total OREO decreased $4.5 million from June 30, 2020 and increased $5.1 million from September 30, 2019, which was primarily due to the CSB acquisition. At September 30, 2020, non-acquired OREO consisted of 8 properties with an average value of $91,000. This compared to 10 properties with an average value of $118,000 at June 30, 2020. At September 30, 2020, acquired OREO consisted of 47 properties with an average value of $271,000. This compared to 66 properties with an average value of $255,000 at June 30, 2020. In the third quarter of 2020, we added no new properties into non-acquired OREO, and we sold 2 properties with an aggregate value of $455,000. For acquired OREO we added 3 properties with an aggregate value of $205,000 and sold 22 properties with an aggregate value of $4.7 million during the current quarter.

Potential Problem Loans

Potential problem loans (excluding all acquired loans) totaled $3.9 million, or 0.03%, of total non-acquired loans outstanding, at September 30, 2020, compared to $4.2 million, or 0.04%, of total non-acquired loans outstanding, at June 30, 2020, and compared to $7.6 million, or 0.09% of total non-acquired loans outstanding, at September 30, 2019. Potential problem loans related to acquired loans totaled $22.7 million, or 0.17%, of total acquired loans outstanding, at September 30, 2020, compared to $29.6 million, or 0.20% of total acquired loans outstanding, at June 30, 2020. Prior to the adoption of ASU 2016-13, prior period acquired problem loans included only the non-credit impaired loans. At September 30, 2019, the acquired non-credit impaired potential problem loans were $5.0 million, or 0.25%, of acquired non-credit impaired loans outstanding. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused Management to have serious concern about the borrower’s ability to comply with present repayment terms.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended September 30, 2020 and 2019, noninterest income comprised 29.8%, and 22.8%, respectively, of total net interest income and noninterest income. For the nine months ended September 30, 2020 and 2019, noninterest income comprised 27.5%, and 22.1%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$15,809	$13,382	$38,228	$38,828
Debit, prepaid, ATM and merchant card related income	8,537	6,343	20,938	17,446
Mortgage banking income	48,022	6,115	81,040	13,807
Trust and investment services income	7,404	7,320	21,931	22,309
Correspondent banking and capital market income	26,432	690	36,992	1,536
Securities gains, net	15	437	15	2,687
Bank owned life insurance income	4,127	1,498	8,038	4,399
Recoveries on acquired loans	—	1,401	—	4,615
Other	4,444	396	6,087	1,631
Total noninterest income	$114,790	$37,582	$213,269	$107,258

Noninterest income increased by $77.2 million, or 205.4%, during the third quarter of 2020 compared to the same period in 2019. This quarterly change in total noninterest income primarily resulted from the following:

●	Service charges on deposit accounts were higher in the third quarter of 2020 by $2.4 million than the same quarter in 2019, due primarily to the merger with CSFL during the second quarter of 2020.
●	Mortgage banking income increased by $41.9 million, or 685.3%, which was primarily from higher income from the secondary market of $39.9 million, net of an increase in commissions totaling $8.6 million, due to higher activity and sales volume resulting from the decrease in interest rates and a higher margin, and from the addition of loan production from the CSFL merger. MSR income, net of the hedge which increased by $2.0 million comparing third quarter of 2020 to the same quarter one year ago.
●	Correspondent banking and capital markets income increased by $25.7 million with $24.4 million of the increase being attributable to correspondent banking division of CSFL acquired in the second quarter of 2020. Legacy capital markets income increased approximately $1.4 million due primarily to a reduction in the CVA loss recorded in the current quarter.
●	Securities gains, net of $437,000 during the third quarter of 2019 while there were securities gains, net of $15,000 in the third quarter of 2020.
●	There were no recoveries on acquired loans recorded in the income statement in the third quarter of 2020, due to the adoption of ASU 2016-13 at the beginning of 2020. Recoveries on acquired loans are no longer recorded through the income statement and are recorded through the ACL on the balance sheet. In the third quarter of 2019, there were $1.4 million in recoveries on acquired loans recorded through the income statement.
●	Bank owned life insurance income is now separately reported (not included in other) in the table above and resulted in higher income from the merger with CSFL than the third quarter of 2019.
●	Other income was higher by $4.0 million due to the merger with CSFL in the second quarter of 2020. This increase was mainly due to increases in SBA loan servicing fees, gains on sale of SBA loans and rental income.

Noninterest income increased by $106.0 million, or 98.8%, during the first nine month of 2020 compared to the same period in 2019. This quarterly change in total noninterest income primarily resulted from the following:

●	Service charges on deposit accounts were lower in 2020 by $600,000 compared to 2019, due primarily to lower non-sufficient fund fees as a result of the COVID -19 pandemic due to funds provided by the CARES Act for customers leading to higher deposit balances and due to less spending and activity during the quarter.
●	Mortgage banking income increased by $67.2 million, or 487.0%, which was primarily the result of higher income from the secondary market of $64.9 million, net of an increase in commissions totaling $10.3 million, due to higher activity and sales volume resulting from the decrease in interest rates and a higher margin, and from the addition of loan production from the CSFL merger. Income from MSR, net of the hedge increased $2.3 million comparing 2020 to 2019.

●	Correspondent banking and capital markets income increased by $35.5 million with the primary increase being attributable to correspondent banking division of CSB acquired in the second quarter of 2020. Legacy capital markets income increased approximately $2.8 million due to an increase in fee income from swap transactions.
●	Securities gains, net of $2.7 million during 2019 while there were securities gains, net of $15,000 from sales of available for sale securities in 2020.
●	There were no recoveries on acquired loans recorded in the income statement in 2020, due to the adoption of ASU 2016-13 at the beginning of 2020. Recoveries on acquired loans are no longer recorded through the income statement and are recorded through the ACL on the balance sheet. In 2019, there were $4.6 million in recoveries on acquired loans recorded through the income statement.
●	Bank owned life insurance income is now separately reported (not included in other) in the table above. Income from BOLI increased $3.6 million in 2020 compared to 2019 due to an increase in income from the payout of insurance policies and from the addition of BOLI through the merger with CSFL.
●	Other income was higher by $4.5 million due to the merger with CSFL in the second quarter of 2020. This increase was mainly due to increases in SBA loan servicing fees, gains on sale of SBA loans and rental income.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Salaries and employee benefits	$134,919	$59,551	$277,617	$176,529
Occupancy expense	23,845	11,883	52,091	35,344
Information services expense	18,855	8,878	40,317	26,558
OREO expense and loan related	1,146	597	2,840	2,229
Pension plan termination expense	—	—	—	9,526
Amortization of intangibles	9,560	3,268	17,232	9,817
Business development and staff related expense	2,599	2,018	6,290	6,477
Supplies and printing	1,435	420	2,522	1,391
Postage expense	1,320	998	3,348	3,026
Professional fees	4,385	2,442	9,727	7,463
FDIC assessment and other regulatory charges	2,849	228	7,310	3,218
Advertising and marketing	1,203	1,052	2,548	2,818
Merger and branch consolidation related expense	21,662	—	66,070	3,058
Other	13,109	5,029	31,334	16,556
Total noninterest expense	$236,887	$96,364	$519,246	$304,010

Noninterest expense increased by $140.5 million, or 145.8%, in the third quarter of 2020 as compared to the same period in 2019. The quarterly increase in total noninterest expense primarily resulted from the following:

●	An increase in merger-related and branch consolidation related expense of $21.7 million compared to the third quarter of 2019. The costs in the third quarter of 2020 were related to the merger with CSFL while they were no costs in the third quarter of 2019 related to branch consolidation and other cost saving initiatives.
●	Salaries and employee benefits expense increased by $75.4 million, or 126.6%, in the third quarter of 2020 compared to the same period in 2019. This increase was mainly attributable to an increase in all categories of salaries and benefits due to the increase in employees through the merger with CSFL in June 2020. Full time equivalent employees increased 2,722 to 5,266 at September 30, 2020 through the merger with CSFL.
●	The increases in the other line items, including occupancy expense, information services expense, amortization of intangibles, FDIC assessment and other regulatory charges and other noninterest expense, include full quarter of the expenses related to CSFL.

Noninterest expense increased by $215.2 million, or 70.8%, in the first nine months of 2020 as compared to the same period in 2019. The categories and explanations for the increases year-to-date are similar to the ones noted above in the quarterly comparison.

Income Tax Expense

Our effective tax rate was 19.61% and 7.38% for the three and nine months ended September 30, 2020 compared to 20.13% and 20.05% for the three and nine months ended September 30, 2019.  The decrease in the effective tax rate for the quarter was driven mainly by generating pre-tax book income during the current quarter whereas the Company generated a pre-tax book loss during the second quarter of 2020, increasing the income tax benefit recorded on the rate-impacting items during that quarter.  The lower year-to-date effective tax rate compared to the same period in 2019 is driven mainly by lower pre-tax book income as well as additional federal tax credits available in the current year and a favorable revaluation of the legacy South State deferred taxes due to an updated deferred tax rate resulting from the merger with CenterState.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2020, shareholders’ equity was $4.6 billion, an increase of $2.2 billion, or 92.3%, from December 31, 2019, and an increase of $2.2 billion, or 94.1%, from $2.4 billion at September 30, 2019. The change from year-end was mainly attributable to the increase in equity through the issuance of common stock and the conversion of stock options and restricted stock totaling $2.3 billion from the merger with CSFL during the second quarter of 2020. The following table shows the changes in shareholders’ equity during 2020.

Total shareholders' equity at December 31, 2019	$2,373,013
Net income	34,396
Cumulative adjustment pursuant to adoption of ASU 2016-13	(44,820)
Dividends paid on common shares ($1.41 per share)	(64,907)
Net increase in market value of securities available for sale, net of deferred taxes	37,875
Net decrease in market value of interest rate swap, net of deferred taxes	(21,846)
Stock options exercised	740
Employee stock purchases	807
Equity based compensation	18,694
Stock repurchase pursuant to buyback plan (320,000 shares, average price of $ 77.29 per share)	(24,715)
Common stock repurchased - equity plans	(7,638)
Stock issued pursuant to acquisition of CSFL	2,246,327
Stock options and restricted stock acquired and converted pursuant to CSFL acquisition	15,487
Total shareholders' equity at September 30, 2020	$4,563,413

In June 2019, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets (the “new Repurchase Program”). The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of December 31, 2019, we had repurchased 1,165,000 shares at an average price of $74.72 a share (excluding sales commission) for a total of $87.1 million in common stock under the New Repurchase Program. During the first quarter of 2020, we remained active in repurchasing our common stock and bought 320,000 shares at an average price of $77.29 per share (excludes commission expense), a total of $24.7 million. No shares were repurchased during the second or third quarter of 2020. There were 515,000 shares available for repurchase remaining under the New Repurchase Program as of September 30, 2020.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	September 30,	December 31,	September 30,
	Minimums	2020	2019	2019
South State Corporation:
Common equity Tier 1 risk-based capital	N/A	11.48%	11.30%	11.22%
Tier 1 risk-based capital	6.00%	11.48%	12.25%	12.19%
Total risk-based capital	10.00%	13.86%	12.78%	12.71%
Tier 1 leverage	N/A	8.12%	9.73%	9.72%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	11.95%	12.07%	12.00%
Tier 1 risk-based capital	8.00%	11.95%	12.07%	12.00%
Total risk-based capital	10.00%	12.80%	12.60%	12.52%
Tier 1 leverage	5.00%	8.46%	9.59%	9.58%

The tier 1 leverage ratio and the tier 1 risk-based capital ratio decreased compared to December 31, 2019 due mainly to the merger with CSFL. The percentage increase in the average assets for regulatory capital purposes for the tier 1 leverage ratio of 144.7% and the percentage increase in risk-based weighted assets for the tier 1 risk-based capital ratio of 118.0% was greater than the percentage increase in Tier 1 risk-based capital of 104.3% at the holding company. The decline in the holding company ratios was greater than the decline at the bank due to the reduction in tier 1 risk-based capital related to the $115.0 in trust preferred debt no longer being able to be included as tier 1 capital based on the merger with CSFL along with the Company exceeding $15.0 billion in assets. The reduction in tier 1 risk based capital was also due to our repurchase of 320,000 shares of common stock at a cost of $24.7 million through our stock repurchase plans, the common stock dividend paid of $64.9 million, and a reduction in retained earnings of $44.8 million from a cumulative change in accounting principle from the adoption of ASU 2016-13. The total risk-based capital ratio increased compared to December 31, 2019 due to an increase in the allowance for credit losses that qualifies as tier 2 capital of $156.2 million and an increase in trust preferred debt and subordinated debt of $279.2 million that qualified for tier 2 capital at the holding company. The increase in the allowance was mainly due a provision for credit losses of $119.1 million recorded on the loan portfolio and unfunded commitments acquired in the merger with CSFL during the second quarter of 2020. The increase in debt that qualifies for tier 2 capital was due to the Company acquiring $238.0 million in subordinated debt and $38.5 million in trust preferred debt in the merger with CSFL. The increase in debt that qualifies for tier 2 capital did not affect the Bank’s total risk-based capital ratio because the debt is at the holding company level. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $2.3 billion, or approximately 33.0% annualized, compared to the balance at December 31, 2019, and by $2.6 billion, or 29.2%, compared to the balance at September 30, 2019. Of the increased from both December 31, 2019 and September 30, 2019, $1.1 billion was related to PPP loans made in the first nine months of 2020. Excluding PPP loans, the non-acquired loan portfolio increased by $1.2 billion, or 17.6% from December 31, 2019 and by $1.5 billion, or 17.3% from September 30, 2019. The acquired loan portfolio increased by $11.6 billion from the balance at December 31, 2019 and by $11.3 billion from the balance at September 30, 2019. This increase was due the merger with CSFL in which the Company acquired $13.0 billion in loans in the second quarter of 2020. Excluding the acquired loans in the CSFL merger, the acquired loan portfolio decreased by $1.4 billion, or 64.6% from December 31, 2019 and by $1.6 billion, or 68.1% from September 30, 2019 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio increased $1.7 billion compared to the balance at December 31, 2019, and increased by $1.9 billion compared to the balance at September 30, 2019. Of these increases in investment securities, $1.2 billion was acquired in the merger with CSFL during the second quarter of 2020. Excluding investment securities acquired in the CSFL merger, the investment portfolio increased by $548.0 million, or 27.3% from December 31, 2019 and by $691.0 million, or 37.1% from September 30, 2019. The increase in investment securities from December 31, 2019 was a result of investments acquired in the CSFL merger of $1.2 billion, purchases of $1.3 billion as well as improvements in the market value of the available for sale investment securities portfolio of $48.6 million. These increases were partially offset by maturities, calls, sales and paydowns of investment securities totaling $770.9 million. Net amortization of premiums were $13.3 million in the first nine months of 2020. The increase in investment securities excluding investments acquired in the CSFL merger was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. Total cash and cash equivalents were $4.5 billion at September 30, 2020 as compared to $688.7 million at December 31, 2019 and $719.2 million at September 30, 2019. The Company acquired $2.6 billion in cash and cash equivalents in the merger with CSFL in the second quarter of 2020. Total deposits increased $2.2 billion (excluding the $15.6 billion in deposits acquired in the CSFL merger) in the first nine of 2020 which improved liquidity.

At September 30, 2020, December 31, 2019 and September 30, 2019, we had $600.0 million, $0 and $1.3 million of traditional, out–of-market brokered deposits. We acquired $804.0 million in traditional, out-of-market brokered deposits in the merger with CSFL in the second quarter of 2020 of which $204.0 million paid out in the third quarter of 2020. At September 30, 2020, December 31, 2019 and September 30, 2019, we had $551.8 million, $45.8 million, and $49.2 million, respectively, of reciprocal brokered deposits. Of the total reciprocal brokered deposits at September 30, 2020, $458.3 million were acquired in the CSFL merger. Total deposits were $30.0 billion at September 30, 2020, an increase of $17.8 billion from $12.2 billion at December 31, 2019 and an increase of $17.9 billion from $12.0 billion at September 30, 2019. This increase was mainly due the merger with CSFL in which the Company acquired $15.6 billion in deposits in the second quarter of 2020. Excluding the acquired deposits in the CSFL merger, deposits increased by $2.2 billion, or 23.8% (annualized) from December 31, 2019 and by $2.3 billion, or 19.3% from September 30, 2019. Our legacy deposit growth since December 31, 2019 included an increase in demand deposit accounts of $1.2 billion, an increase in savings and money market accounts of $736.1 million and an increase in interest-bearing transaction accounts of $380.5 million partially offset by a decline in certificates of deposit of $4.2 million. Total other borrowings increased $273.7 million and $273.9 million, respectively, from December 31, 2019 and September 30, 2019 to $1.1 billion at September 30, 2020. Total short-term borrowings at September 30, 2020 were $706.7 million consisting of $351.7 million in federal funds purchased and $355.0 million in securities sold under agreements to repurchase. Total other borrowings at September 30, 2020 of $1.1 billion consists of $700.1 million in FHLB advances and $389.5 million in trust preferred and subordinated debt. Other borrowings increased approximately $273.7 million in 2020 through acquisition of trust preferred and subordinated debt in the CSFL merger during the second quarter of 2020. The Company borrowed $500 million in March 2019 and $200 million in June 2019 in 90-day fixed rate FHLB advances, which we currently plan to continuously renew. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million (a four year agreement) and $350 million (a five year agreement) to manage the interest rate risk related to these 90-day FHLB advances. We borrowed these FHLB advances to provide liquidity for operations, loan growth and investment growth. In March 2020, we executed another FHLB advance of $300.0 million at a rate of 0.47% for nine months and FRB borrowings of $200.0 million at a rate of 0.25% for three months. These borrowings executed in March 2020 were to provide additional liquidity in reaction to the COVID-19 pandemic. These borrowings were paid off in the second quarter of 2020 as the Company had excess liquidity. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position, taking into account our current composition of earning assets, asset quality, capital position, and operating results. Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments. Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2020, our Bank had total federal funds credit lines of $776.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2020, our Bank had $1.2 billion of credit available at the Federal Reserve Bank’s Discount Window and had no balance outstanding. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2020, our Bank had a total FHLB credit facility of $3.1 billion with total outstanding FHLB letters of credit consuming $482.2 million and $700.1 million in outstanding advances leaving $1.9 billion in availability on the FHLB credit facility. The Company has a $100.0 million unsecured line of credit with no outstanding advances. We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2020, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for loan losses of the Company, or $820.4 million at September 30, 2020. Based on this criteria, we had six such credit concentrations at September 30, 2020, including loans on hotels and motels of $959.4 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $3.8 billion, loans secured by owner occupied office buildings of $966.3 million, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $2.0 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.0 billion and loans secured by 1st mortgage 1-4 family owner occupied residential property of $3.8 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At September 30, 2020, the Bank’s CDL concentration ratio was 54.1% and its CRE concentration ratio was 236.2%. As of September 30, 2020, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

Previous to the adoption of the new guidelines established in 2020, the guidelines for the construction, land development and other land loans were to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital. Both ratios were calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2019 and September 30, 2019 the Bank’s construction, land development and other land loans as a percentage of total risk-based capital were 68.7% and 70.4%, respectively. Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital were 225.6% and 233.4% as of December 31, 2019 and September 30, 2019, respectively.

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, Management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, South State and the merger with CSFL. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from the COVID-19 pandemic or government or regulatory responses thereto, federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Risks and uncertainties relating to the merger with CSFL, including the ability to successfully integrate the companies or to realize the anticipated benefits of the merger;
●	Expenses relating to the merger with CSFL and integration of legacy South State and legacy CSFL;
●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our merger with CSFL;

●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Civil unrest and/or terrorist activities risk that results in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the SEC, including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, including risks and uncertainties disclosed in Part II, Tem 1A. Risk Factors, of this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2020 from those disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2020, the Company excluded the operations of CSFL and its subsidiaries as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2020, the Company excluded those disclosure controls and procedures of CSFL that are subsumed by internal control over financial reporting. The Merger was completed on June 7, 2020. On acquisition date, CSFL’s assets represented approximately 50 percent of the Company’s consolidated assets. See "Note 4. Business Combinations" for further discussion of the Merger and its impact on the Company’s consolidated financial statements.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the second quarter of 2020, CSFL merged into South State Corporation. The Company is working to integrate CSFL into its overall internal control over financial reporting processes. Except for changes made in connection with this integration of CSFL, there was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2020 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. This program has now expired. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. As of September 30, 2020, we have originated approximately 20,000 loans, totaling approximately $2.4 billion though the PPP program. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. Two lawsuits were filed against the Company and the Bank, along with other larger and smaller banks, relating to the payment of agent fees in connection with the origination of PPP loans, but those lawsuits have been dismissed as against the Company and the Bank. The Company and the Bank may be exposed to the risk of additional litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. Such deficiency also may be found in the event the Bank discovers any evidence of fraud relating to a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In January 2019, our Board of Directors approved a share repurchase program allowing us to repurchase up to 1,000,000 shares of our common stock, which replaced and superseded our prior share repurchase program. In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock (the “New Repurchase Program”), which began once all shares were repurchased under the previous Repurchase Program. As of September 30, 2020, we have repurchased 1,485,000 shares of the 2,000,000 shares authorized for repurchase under the New Repurchase Program and may repurchase up to an additional 515,000 shares of common stock under the New Repurchase Program.

The following table reflects share repurchase activity during the third quarter of 2020:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 - July 31	1,718	*	$46.91	—	515,000
August 1 - August 31	1,932	*	53.89	—	515,000
September 1 - September 30	159	*	47.54	—	515,000

Total	3,809			—	515,000
*

For the months ended July 31, 2020, August 31, 2020 and September 30, 2020, all shares repurchased this quarter were under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2004 or 2019 stock repurchase programs to repurchase shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Date of Annual Shareholders’ Meeting

Under Rule 14a-8 of the Exchange Act, any proposal that a shareholder may intend to present at the 2021 Annual Shareholders’ Meeting (the “2021 Annual Meeting”) must be received in writing by the Secretary of the Company at its principal executive office located at 1101 First Street South, Winter Haven, Florida 33880, no later than 120 calendar days before the first anniversary of the August 14, 2020 release date of the proxy statement for the 2020 annual shareholders’ meeting (the “2020 Annual Meeting”); provided, that if the date of our 2021 Annual Meeting has been changed by more than 30 days before the one year anniversary of the 2020 Annual Meeting, or September 30, 2021, we must receive the proposal within a reasonable time before we begin to print and send the proxy materials. We currently anticipate that we will hold our 2021 Annual Meeting on April 28, 2021, which will be more than 30 calendar days before the anniversary date of our 2020 Annual Meeting. As a result, we must receive any such proposal no later than the close of business on December 29, 2020, which we consider a reasonable time period before we begin to print and send proxy materials. Any such proposal must comply with the procedural, informational and other requirements outlined in our Bylaws. If the proposal complies with all of the requirements of Rule 14a-8, the proposal will be considered for inclusion in the Company’s proxy statement relating to such meeting.

Under our Bylaws, shareholder proposals intended to be raised at the 2021 Annual Meeting outside of Rule 14a-8, including nominations for election of director(s) , must be received in writing by the Secretary of the Company, at 1101 First Street South, Winter Haven, Florida 33880, no earlier than 120 days and no later than 90 days prior to the one year anniversary of our 2020 Annual Meeting, unless the date of our 2021 Annual Meeting is more than 30 days before September 30, 2021. Given that we anticipate holding the 2021 Annual Meeting on April 28, 2021, we must receive any such proposal no later than the close of business on January 28, 2021 but no earlier than December 29, 2020, and any such proposal must comply with the procedural, informational and other requirements outlined in our Bylaws. The Governance and Nominating Committee will consider director candidates recommended by shareholders, provided the nomination and notification contains the nominee’s name, address, principal occupation, total number of shares owned, consent to serve as a director, and all information relating to the nominee and the nominating shareholder as would be required to be disclosed in the solicitation of proxies for the election of such nominee as a director pursuant to the Securities and Exchange Commission’s proxy rules. The Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a shareholder or not.

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

SOUTH STATE CORPORATION
(Registrant)

Date: November 6, 2020	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2020	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer