Form 10-K
period 2020-12-31
SOUTH STATE Corp
filed 2021-02-26
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-12669

SOUTH STATE CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0799315 (I.R.S. Employer Identification No.)

1101 First Street South, Suite 202, Winter Haven, FL (Address of principal executive offices)	33880 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting stock of the registrant held by non-affiliates was $3,336,684,000 based on the closing sale price of $47.66 per share on June 30, 2020. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 22, 2021 was 71,032,588.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

South State Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders.

Forward-Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

Explanatory Note

In November 2020, the Securities and Exchange Commission (the “SEC”) enacted changes to a number of financial disclosure requirements in Regulation S-K aiming to streamline and reduce duplicative disclosure by eliminating certain prescribed information in favor of a more principles-based approach (collectively, the “November 2020 Amendments”). The November 2020 Amendments were published in the Federal Register on January 11, 2021 and became effective on February 10, 2021. Under the November 2020 Amendments, we are permitted to provide disclosure consistent with the recent amendments at any time after February 10, 2021. We have elected to provide certain disclosure consistent with the November 2020 Amendments throughout this Report.

PART I

Item 1. Business.

Overview

South State Corporation (“We,” “Our,” “SSC” or the “Company”) is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, South State Bank, National Association (the “Bank”), a national banking association, from our headquarters branch in Winter Haven, Florida and, as of December 31, 2020, a 285 branch network located throughout Florida, South Carolina, Alabama, Georgia, North Carolina, and Virginia.

We also operate, through the Bank, a correspondent banking and capital markets service division for over 700 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. The Bank also operates South State Advisory, Inc., a wholly owned registered investment advisor, which offers support to the Bank’s Wealth line of business.

Through the merger with CenterState Bank Corporation (“CSFL”) in the second quarter of 2020, the Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Also, through the merger with CSFL in the second quarter of 2020, the holding company operates SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code and R4ALL, Inc., which manages a troubled loan purchased from the Bank to its eventual disposition. We do not engage in any significant operations other than the ownership of our banking subsidiary.

At December 31, 2020, we had approximately $37.8 billion in assets, $24.7 billion in loans, $30.7 billion in deposits, $4.6 billion in shareholders’ equity, and a market capitalization of approximately $5.1 billion.

Our Bank began operating in 1934 in Orangeburg, South Carolina and has maintained our ability to provide high quality customer service while also leveraging our size to offer some products more common to larger banks. We have pursued a strategy founded under our guiding principles of soundness, profitability and growth that relies on organic growth supplemented by the acquisition of select financial institutions or branches in certain market areas.

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL of Winter Haven, Florida, the bank holding company for CenterState Bank, N.A. (“CSB”), in a stock transaction. Pursuant to an Agreement and Plan of Merger Agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, South State Bank (“SSB”), a

South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “Bank Merger”). In connection with the Bank Merger, CSB changed its name to “South State Bank, National Association.” CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.26 billion including the value of the conversion of CSFL’s outstanding warrants, stock options and restricted stock units totaling $10.3 million.

Our principal executive offices are located at, and our mailing address is, 1101 First Street South, Suite 202, Winter Haven, Florida 33880. Our telephone number is (863) 293-4710.

Our revenue is primarily derived from interest on, and fees received in connection with, real estate and other loans, interest and dividends from investment securities and short-term investments, commissions on bond sales, fees from hedging services, and gains from the sale of residential mortgage loans. The principal sources of funds for our lending activities are customer deposits, repayment of loans, and the sale and maturity of investment securities. Our principal expenses are interest paid on deposits and operating and general administrative expenses.

As is the case with banking institutions generally, our operations are materially and significantly influenced by the real estate market, general economic conditions, and by the tax, monetary and fiscal policies of the U.S. and state government and regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds, including tax rates and regulatory structure. We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans. See “Competition.”

Products and Services

Lending Activities

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

Commercial Real Estate Loans. As of December 31, 2020, $13.3 billion, or 54%, of our loan portfolio consisted of loans secured by commercial real estate (including owner occupied and non-owner occupied commercial real estate and construction and land development lending). We offer construction financing, acquisition financing or refinancing of properties, commercial lines of credit and other loans that are secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2020, $5.4 billion, or 22%, of our loan portfolio consisted of residential real estate loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates and home equity lines. It is not our normal business practice to originate subprime loans. Loans are closed-end first lien loans for purposes of property purchased, or for refinancing existing loans. The majority of our loans are owner occupied, full documentation loans.

Commercial and Industrial Loans (“C&I”). As of December 31, 2020, $5.0 billion, or 20%, of our loan portfolio consisted of commercial and industrial loans. Our C&I loans include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less.

Other Consumer Loans. As of December 31, 2020, $894 million, or 4%, of our loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans.

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

Deposit Products, Treasury Services and Other Funding Sources

We offer our customers a variety of deposit products and services, including checking accounts, savings accounts, money market accounts, other deposit accounts and treasury and merchant services, through multiple channels, including our extensive network of 285 full-service branches, as of December 31, 2020, and our online, mobile and telephone banking platforms. As of December 31, 2020, our deposit portfolio was comprised of 32% noninterest-bearing deposits and 68% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets. In order to attract and retain deposits, we rely on providing quality service, offering a suite of retail and commercial products and services and introducing new products and services that meet our customers’ needs as they evolve.

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including debit card and mobile and funds transfer products and services, and treasury management services, including merchant services, automated clearing house services, lock-box services, remote deposit capture services and other treasury services.

Correspondent Banking

Our correspondent banking and capital markets segment operates as a division within our Bank. Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

On October 14, 2020, we entered into an agreement to acquire Duncan-Williams, Inc., a full-service broker dealer that engages in business that is complementary to that of our correspondent division. The transaction closed on February 1, 2021.

Wealth Management

Through the Bank and South State Advisory, Inc., we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management for affluent clients as well as clients with more modest resources. We offer a wide range of investment alternatives, including certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products.

Mortgage Banking

We have a mortgage line of business which originates single-family home loans and sells a majority of those mortgages into the secondary market of which the majority are sold with servicing rights released. We also have a SBA 7(a) line of business whereby we routinely sell the government guaranteed portion of the SBA loans to investors with the unguaranteed portion of the loan and the servicing rights retained.

Acquisition Strategy

Our business growth, profitability and market share have been enhanced by engaging in strategic mergers and acquisitions either within or contiguous to our existing footprint. Our acquisition strategy focuses on banking institutions that are consistent with our guiding principles of soundness, profitability and growth and

•	are a good fit with our culture;
•	are strategically attractive by enhancing our footprint, allowing for cost savings and economies of scale, or providing market diversification, or otherwise may be strategically compelling;
•	have been determined to meet our risk appetite and profile; and
•	meet our financial criteria.

We expect to continue to assess future opportunities of financial companies using these criteria, based on market and other conditions.

Competition

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

We experience strong competition from both bank and non-bank competitors. We compete with national banks, super-regional banks, smaller community banks, nontraditional internet based banks, credit unions, insurance companies and government sponsored entities. We also compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms.

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

Technological advances have made it possible for our competitors, including nonbank competitors, to offer products and services that traditionally were banking products and for financial institutions and other companies to provide electronic and internet-based financial solutions, including online deposit accounts, electronic payment processing and marketplace lending, without having a physical presence where their customers are located. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. In many cases, our competitors have substantially greater resources and lending limits and offer certain services that we do not currently provide.

Legislation has continued to heighten the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly. To compete, we rely upon specialized services, responsive handling of customer needs, and personal contacts by our officers, directors, and staff.

Human Capital Management

We consider our relationship with our employees instrumental to the success of our business. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages, and a team-oriented environment centered on professional service and open communication amongst employees. The Board of Directors oversees the strategic management of our human capital resources. The Human Resources Department’s day-to-day responsibility is managing our human capital resources.

Core Values and Culture

A strategic priority for the Company is to develop a dynamic, high performing team by, in part, facilitating a culture that increases employee engagement, devotes resources to recruiting, developing and retaining talent, and recognizes the benefits of different perspectives and experiences. The Company’s core values, an essential cultural cornerstone, sets the course by which we intend to meet this goal through our interactions with each other, our customers and our suppliers:

•	Local Market Leadership - Our business model supports the unique character of the communities we serve and encourages decision-making by a banker that is closest to the customer.
•	Long-Term Horizon - We think and act like owners and measure success over entire economic cycles. We prioritize soundness over short-term profitability and growth.
•	Remarkable Experiences - We will make our customers’ lives better by anticipating their needs and responding with a sense of urgency. Each of us has the freedom and responsibility to do the right thing for our customers.
•	Meaningful and Lasting Relationships - We communicate with candor and transparency. The relationship is more valuable than the transaction.
•	Greater Purpose - We enable our team members to pursue their ultimate purpose in life – their personal faith, their family, their service to the community.

Because we recognize the importance of encouraging an environment that inspires our employees to act consistently with the Company’s core values, we introduced a board-level Culture Committee in June 2020. This Board committee is charged with overseeing the internal and external culture and values messaging, implementing a program for continuing to build and retain a diverse and inclusive employee base, developing a program to recruit, train and retain the leadership and talent necessary to deliver the Company’s vision, and maintaining an employee engagement program with clear objectives.

The Company’s Code of Ethics, which also addresses conflicts of interest and self-dealing, applies to all directors, officers and employees, each of whom are expected to adhere to it in every transaction. The Company believes that each employee is entitled to work in an atmosphere and environment free of discrimination and unlawful harassment. As a result, the Company has established and communicated to all employees a reporting structure for reporting incidents of harassment or discrimination. The Company’s Whistleblower Policy provides employees, customers, vendors and others with a confidential mechanism to express concerns or complaints regarding the Company’s accounting, internal accounting controls, auditing matters, securities law compliance, or any provision of federal law relating to fraud against shareholders. Other complaints or concerns, such as relating to human resources matters, may also be submitted confidentially through the whistleblower process, and any such matters are referred to our Human Resources Department or other departments, as appropriate, for resolution.

Demographic Information

As of December 31, 2020, we had 5,184 full-time equivalent employees (compared to 2,547 as of the same date in 2019), 127 part-time employees and 6 seasonal employees. Over 99% of our employees are located in the Bank’s 6-state branch footprint of Florida (36%), South Carolina (34%), Georgia (17%), North Carolina (6%), Alabama (6%) and Virginia (1%). To date, none of our employees are covered by collective bargaining agreements, and all but one employee live in the United States. During fiscal year 2020, we hired 605 employees (excluding employees via merger or acquisition), and our voluntary turnover rate was 16%.

Diversity and Inclusion

We strive to build a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. In 2020, we hired a Director of Corporate Stewardship, reporting to the CEO, whose responsibilities include enterprise diversity, environmental and social governance, community development, management development, and the Employee Sunshine Fund.

The Company’s diversity initiatives include establishing programs that support both personnel diversity and vendor diversity so that both our workforce and the third parties that supply our needs reflect the communities we serve. In addition to our talent acquisition efforts described below, as part of our collegiate diversity and inclusion outreach efforts, we contributed to a Diversity, Equity and Inclusion (“DEI”) fund established to support the recruitment, retention, and success of diverse students, and to mitigate financial challenges experienced by underrepresented minority students that threaten their pursuit of academic achievements. Through community development and outreach, employees volunteer their time by serving as board, finance and loan committee members of various agencies and organizations, including organizations that serve minority communities, as well as minority-owned small businesses.

Talent Acquisition, Retention and Employee Development

Recruitment is an essential part of managing our human capital resources. We seek to hire well-qualified employees who are also a good fit for our value system. Through our commercial banking internships and management training programs, we recruit from talented, diverse pool of students from local colleges and universities. To complement other recruitment efforts, our Talent Acquisition team is committed to attending job fairs hosted by Historical Black Colleges and Universities within our footprint. Additionally, the Talent Acquisition team partners closely with regional line of business leadership to network and recruit in-market, experienced and diverse talent in metropolitan markets within our footprint who bring with them a requisite skill set, professional background and aptitude to help grow the Bank and position our teams to support and lead a larger financial institution in the future.

We encourage and support the growth and development of our employees and, when possible, seek to fill positions by promotion and transfer from within the organization. We invest in the growth and development of our employees by providing opportunities to participate in continuing education courses that are relevant to the banking industry and their job function within the Company. Our internal Corporate University offers a suite of leadership development programs to support various levels of leadership experience and expertise with graduated topics designed to engage and develop leaders by improving business acumen and offering 360 degree reviews, individual coaching opportunities and education on topics as varied as culture, communication styles and mentoring. Because the banking industry is highly regulated, we also require employees to complete annual compliance training, the classes for which are selected based on each employee’s actual job responsibilities.

Employee retention helps us operate efficiently. We believe that we offer competitive salaries, and many of our officers and key employees participate in the Company’s incentive program, which offers short-term cash incentives to reward annual performance and long-term incentives designed to reward sustainable shareholder value creation and encourage talent retention. In addition, we provide many of our employees with a comprehensive employee benefit program that includes: group life, health, dental and vision insurance; prescription benefits; flexible spending accounts; educational opportunities; an employee stock purchase plan; deferred compensation plans for officers and key employees; and a 401(k) plan with a Company match. The Company sponsors a broad leave plan that may be used for vacation, personal use and illness, and it awards paid leave based on tenure of service and title. The Company-sponsored Employee Stock Purchase Plan encourages our employees to invest in the Company by offering shares at a discounted price to participants.

Employee Health, Wellness and Safety

The safety and health of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. To ensure a safely-distanced working environment for employees performing customer-facing activities at branches and operations centers, through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 91% of our non-branch employees to effectively working from remote locations, and we closed all branch lobbies and transitioned to drive-thru only operations for approximately 7 months in 2020. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness, and we have provided additional paid time off to cover compensation during such absences. We conducted two surveys during 2020 to better understand the changing needs of our employees in light of the pandemic (i.e., challenges posed by a lack of childcare, virtual school or caring for family members), and we have offered our employees increased flexibility to perform their responsibilities in response. Because our employees’ needs change as the country’s pandemic response remains fluid, we, led by our Business Continuity Team, continue to evaluate the changing COVID-19 landscape and consider processes that reduce the risk to our employees, customers and vendors while continuing to provide essential banking services.

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States. Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve has, as a response to the financial crisis, steeply increased the size of its balance sheet by buying securities and has paid interest on excess reserves held by banks at the Federal Reserve. Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Following a prolonged period in which the federal funds rate was stable or decreasing, the Federal Reserve began to increase this benchmark rate, but has more recently decreased its target federal funds rate to near zero in response to the COVID-19 pandemic. In addition, since the period during which the Federal Reserve increased the size of its balance sheet substantially above historical levels through the purchase of debt securities, the Federal Reserve has started to vary the size of its balance sheet, which might also affect interest rates. Future monetary policies, including whether the Federal Reserve will increase or decrease the federal funds rate and whether or at what pace it will reduce or increase the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

Supervision and Regulation

We are extensively regulated under federal and state law. The following is a brief summary of certain aspects of that regulation that are material to us, and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. To the extent particular statutory and regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank. A change in applicable laws, regulations or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s and the Bank’s business, operations, and earnings. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors and customers, the deposit insurance fund and the U.S. banking and financial system rather than shareholders.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. As described in further detail below, the Company and the Bank have become subject to additional regulatory requirements as a result of the growth of their assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations. While there have been some changes in the post financial crisis framework applicable to the Company, the Company expects that its business will remain subject to extensive regulation and supervision. It is possible that the intensity of regulation and supervision will be higher in the Biden Administration.

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of Nasdaq that apply to companies with securities listed on the Nasdaq Global Select Market.

Regulation of the Company

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”) and have elected to be a financial holding company. As a financial holding company, we are subject to comprehensive regulation, examination and supervision by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects financial holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

As a financial holding company, we are permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be related closely to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including certain insurance underwriting activities. We and the Bank must each remain “well-capitalized” and “well-managed” and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company.

A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” has been defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for the depository institution (in this case the Office of the Comptroller of the Currency or “OCC”) may require reports from the Company to assess its ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements by requiring the holding company to provide financial assistance to the Bank if its capital were to become impaired. If the Company fails to provide such assistance within three months, it could be ordered to sell its stock of the Bank to cover the deficiency. Any capital loans by the Company to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

The BHC Act requires that a financial holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the financial holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including the companies’ performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering. We are permitted under applicable federal and state law to make out of state acquisitions and mergers of other banks and bank holding companies, subject to the requirements summarized above.

Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company or a national bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the OCC before acquiring control of any national bank, such as the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors set forth in the Act are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. Investors should be aware of these requirements when acquiring shares of our stock.

Regulation of the Bank

The Bank is a national bank subject to comprehensive regulation, examination and supervision by the OCC and is subject to its regulatory reporting requirements. The deposits of the Bank are insured by the FDIC and, accordingly, the Bank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over the Bank. The Bank also is subject to certain Federal Reserve regulations. These regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit, requirements to maintain reserves against deposits and loans, limitation on the types of investment that may be made and requirements governing risk management practices.

The Bank also is subject to restrictions on its ability to lend to and engage in other transactions with the Company and the Bank’s other affiliates. Under these provisions, individual loans or other extensions of credit between the Bank and the Company or any nonbank affiliate generally are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and either the Company or any nonbank affiliate are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and any affiliate are required to be on arm’s length terms and conditions. The definition of “extension of credit” for these purposes includes credit exposures arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, to their directors, executive officers and principal shareholders. These restrictions have not had a material impact on the Company or the Bank.

Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. Effective March 26, 2020, the reserve has been suspended with no reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve.

The Bank is permitted under federal law to branch on a de novo basis across state lines where the laws of the state would permit banks chartered by that state to open a de novo branch.

Supervision, Examination and Enforcement

The Federal Reserve, OCC and FDIC have broad supervisory, examination and enforcement authority with regard to bank holding companies and banks, including the power to impose nonpublic supervisory agreements, issue cease and desist or removal orders, impose fines and other civil and criminal penalties, initiate injunctive actions, terminate deposit insurance and appoint a conservator or receiver. In general, these actions may be initiated for violations of laws and regulations, as well as engagement in unsafe and unsound practices, and certain of these actions also may be taken against an “institution affiliated party” as defined in the law. Specifically, the regulators may direct a bank holding company or bank to, among other things, increase its capital, sell subsidiaries or other assets, limit its dividends and distributions, restrict its growth or remove officers and directors. Supervision and examinations are confidential, and the outcomes of these actions may not be made public.

We also are supervised and examined by the Consumer Financial Protection Bureau (“CFPB”) with respect to consumer protection laws and regulations.

FDIC Insurance Assessments and Depositor Preference

The deposits of the Bank are insured by the FDIC up to the limits under applicable law, which currently are set at $250,000 for accounts under the same name and title. The Bank is subject to deposit insurance premium assessments. The FDIC imposes a risk-based deposit premium assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The FDIC has published guidelines on the adjustment of assessment rates for certain institutions. In addition, insured depository institutions have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

The FDIC uses a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate. In calculating these scores, the FDIC uses the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related and funding related stress, and make certain adjustments based on risk factors that are not adequately captured in these calculations.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. Deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against the institution, including federal funds and letters of credit, in the liquidation or other resolution of that institution by any receiver appointed by federal authorities. These priority creditors include the FDIC.

Dividend Restrictions

The Company is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from the Bank as its primary source of liquidity. There are limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

The OCC has the general authority to limit the dividends paid by the Bank if such payment may be deemed to constitute an unsafe and unsound practice. The Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank, such as the Bank, is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

We and the Bank must maintain the applicable common equity Tier 1 ("CET1") capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. For more information on the CET1 capital conservation buffer, see Part I Item 1. Supervision and Regulation – Capital Requirements.

In addition, Federal Reserve policy provides that bank holding companies, such as the Company, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition; and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

Capital Requirements

We are required under federal law to maintain certain minimum capital levels at each of the Company and the Bank. The federal banking agencies have issued substantially similar risk-based and leverage capital requirements to banking organizations they supervise. Under these requirements, the Company and the Bank are required to maintain certain capital standards based on ratios of capital to total assets and capital to risk-weighted assets. The requirements also define the weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules. The required capital ratios are minimums, and the Federal Reserve and OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

Under the applicable capital rules, the Company and the Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities, if applicable. Upon the completion of the Company merger with CSFL in June 2020, the Company’s trust preferred securities no longer qualify as Tier 1 capital.

Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, certain trust preferred securities, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. For institutions, such as us, that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values are also included in Tier 2 capital. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The capital rules require a minimum CET1 risk-based capital ratio of 4.5%, a minimum overall Tier 1 risk-based capital ratio of 6.0%, and a total risk-based capital ratio of 8.0%. In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without automatic restriction. The capital conservation buffer is 2.50%, so a banking organization needs to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total assets, less goodwill and other disallowed intangible assets. The required minimum leverage ratio for all banks and bank holding companies is 4%.

To be well-capitalized, the Bank must maintain the following capital ratios:

•	CET1 risk-based capital ratio of 6.5% or greater;
•	Tier 1 risk-based capital ratio of 8.0% or greater;
•	Total risk-based capital ratio of 10.0% or greater; and
•	Tier 1 leverage ratio of 5.0% or greater.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

As of December 31, 2020, the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer. Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2020 and 2019, calculated using the regulatory capital methodology applicable to us during 2021.

		Minimum	Minimum Ratio +	Well-
		Regulatory	Capital Conservation	Capitalized		Capital Above
		Capital Ratio	Buffer	Minimums (1)	Actual	Minimums (2)
As of December 31, 2020
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	8.27%	$1,555,039
	Bank	4.00%	N/A	5.00%	8.71%	$1,706,498
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	11.77%	$1,220,195
	Bank	4.50%	7.00%	6.50%	12.39%	$1,372,978
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	11.77%	$836,628
	Bank	6.00%	8.50%	8.00%	12.39%	$990,666
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	14.24%	$957,070
	Bank	8.00%	10.50%	10.00%	13.33%	$721,282

As of December 31, 2019
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.73%	$847,264
	Bank	4.00%	N/A	5.00%	9.59%	$826,024
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	11.30%	$504,500
	Bank	4.50%	7.00%	6.50%	12.07%	$595,398
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	12.25%	$440,579
	Bank	6.00%	8.50%	8.00%	12.07%	$419,209
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	12.78%	$267,983
	Bank	8.00%	10.50%	10.00%	12.60%	$246,615

(1)Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.

(2)Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.

In addition, in December 2018, the U.S. federal banking agencies finalized rules that permit bank holding companies and banks to phase-in the day-one retained earnings impact of the new CECL accounting rule over a period of three years for regulatory capital purposes. In response to the COVID-19 pandemic, the federal banking agencies issued another final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021, and that amount will be subject to the three-year phase out. The Company chose the five-year transition method and is deferring the recognition of the effects from day one and the CECL difference for the first two years of application.

Safety and Soundness Guidelines

The federal banking agencies have adopted guidelines prescribing safety and soundness standards relating to internal controls, risk management, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. These guidelines in general require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types, including those that may limit growth or capital distributions.

Lending Standards and Guidance

The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2020, our total reported loans for construction, land development, and other land were 54% of the Bank’s total risk based capital and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 230% of the Bank’s total risk based capital.

Consumer Protection Laws

The Bank is subject to a number of federal laws designed to protect its customers. These consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. Administration of many of these consumer protection rules are the responsibility of the CFPB, which has exclusive supervisory authority over insured depository institutions with more than $10 billion in total assets and any affiliates thereof. The CFPB also has authority to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with the fair lending laws.

The CFPB has promulgated many mortgage-related final rules, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. In addition, several proposed revisions to mortgage-related rules are pending finalization. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company. For example, under the CFPB’s Ability to Repay and Qualified Mortgage rule, before making a mortgage loan, a lender must establish that a borrower has the ability to repay the mortgage. “Qualified mortgages”, as defined in the rule, are presumed to comply with this requirement and, as a result, present less litigation risk to lenders. For a loan to qualify as a qualified mortgage, the loan must satisfy certain limits on terms and conditions, pricing and a maximum debt-to-income ratio. Loans eligible for purchase, guarantee or insurance by a government agency or government-sponsored enterprise are exempt from some of these requirements. Satisfying the qualified mortgage standards, ensuring correct calculations are made for individual loans, recordkeeping and monitoring, as well as understanding the effect of the qualified mortgage standards on CRA obligations, impose significant new compliance obligations on, and involve compliance costs for, mortgage lenders, including the Company.

Under the Durbin Amendment and the Federal Reserve’s implementing regulations, the Bank, as a debit card issuer, may receive a maximum permissible interchange fee equal to no more than $0.21 plus 5 bps of the transaction value for many types of debit interchange transactions. Further, a debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve rules governing routing and exclusivity require debit card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Community Reinvestment Act

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. Furthermore, the relevant federal bank regulatory agency is required to consider a bank’s CRA assessment when considering the bank’s application to, among other things, merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution or open or relocate a branch office. The relevant federal banking agency, the OCC in the Bank’s case, examines each bank and assigns it a public CRA rating. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank received an "outstanding” rating at its most recent CRA evaluation.

On May 20, 2020, the OCC adopted a final rule to amend the OCC’s regulations under the CRA. The final rule, which applies to national banks, like the Bank is designed to reflect changes in the banking industry while encouraging these institutions to meet the credit needs of local communities. The final rule makes significant and fundamental changes to many aspects of the OCC’s CRA regulations. Changes made by the OCC include:

(1)clarifying the importance of the quantity and quality of activities;

(2)	increasing credit for mortgage origination of affordable housing in low- and moderate-income areas; and
(3)	clarifying credit for athletic facilities to ensure they benefit and support low- and moderate-income communities.

Importantly, the OCC’s final rule includes a general framework for assessing CRA performance, but does not set forth the specific metrics that a bank must meet in order to obtain a particular CRA rating. A Notice of Proposed Rulemaking was issued in November 2020, requesting comment on the OCC’s proposed approach to determine the CRA evaluation measure benchmarks, retail lending distribution test thresholds and community development minimums under the general performance standards. The proposal further explains how the OCC would assess significant declines in CRA activities levels in connection with performance context following the initial establishment of benchmarks, thresholds and minimums. Following additional data collection and analysis, the OCC will set the benchmarks, minimums, and thresholds for the final rule.

The OCC’s final rule is subject to a transition period for compliance, based on a bank’s size and business model. Banks such as the Bank will have until January 1, 2023 to comply with the new requirements. The FDIC and the Federal Reserve declined to join the final rule, and it is possible that each regulator will have its own CRA framework, leading to further changes in the Bank’s processes for CRA compliance. In the past, the federal banking agencies have aligned their CRA regulations.

Anti-Money Laundering Rules

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering (“AML”) program and file suspicious activity and currency transaction reports when appropriate. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. The Bank also is required to develop and implement a comprehensive AML compliance program. Banks must also have in place appropriate “know your customer” policies and procedures.

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and USA PATRIOT Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

Violations of these requirements can result in substantial civil and criminal sanctions, and the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing bank mergers and bank holding company acquisitions. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service.

OFAC Regulation

The Office of Foreign Assets Control or OFAC is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.

Data Privacy

Federal and state law contains extensive consumer privacy protection provisions. The Gramm-Leach-Bliley Act of 1999, as amended, requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold, or disclosed pursuant to the Gramm-Leach-Bliley Act. The California State Legislature has amended the Act since its passage, which the Governor has signed into law, and regulations reading CCPA went into effect on August 14, 2020. Modifications to the regulations are being considered and evaluated by California Attorney General and the California Department of Justice. California voters also recently passed the California Privacy Rights Act, which will take effect on January 1, 2023, and significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and additional costs and expenses. Because our correspondent division has an office in California, we are in the process of changing our data collection and retrieval processes to comply with the CCPA. In addition, similar laws may be adopted by other states where we do business. The federal government may also pass data privacy or data protection legislation.

Like other lenders, the Bank uses credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries.

Future Legislation and Regulation

Banking statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. We cannot predict the substance or impact of pending or future legislation or regulation or the application of those laws or regulations, although enactment of any significant proposal could affect how we operate and could significantly increase our costs, impede the efficiency of internal business processes or limit our ability to pursue business opportunities in an efficient manner, any of which could materially and adversely affect our business, financial condition and results of operations.

Availability of Reports Furnished or Filed with the Securities and Exchange Commission

We make available at no cost all of our reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and the annual proxy statement, as well as amendments to those reports, through the Investor Relations page of our website at www.SouthStatebank.com. These filings are also accessible on the SEC’s website at www.sec.gov.

We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to South State Corporation, Attention: Corporate Secretary, 1101 First Street South, Winter Haven, Florida 33880.

Information with respect to the Company’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on the Company’s website, www.SouthStatebank.com, on the Investor Relations page. We have adopted a Code of Ethics, which is available under Corporate Overview/Governance Documents/Code of Ethics on the Investor Relations page of our website located at www.SouthStatebank.com. We encourage our employees to take initiative and be responsible for their actions. The importance of maintaining our culture and communicating our core values to our stakeholders, including our employees, and mentoring and training our employees as we grow is such that we have established a Board Culture Committee, designed to tap the expertise and leadership experience of two Board members who have a combined over 80 years of experience in employee engagement, training and brand development in creating a service oriented culture, and a commitment to employee diversity, recruitment, training and motivation. We also have adopted a formal corporate governance policy, a copy of which is available under Corporate Overview/Governance Documents/Corporate Governance Guidelines on the Investor Relations page of our website located at www.SouthStatebank.com.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock. These risks include, but are not limited to, the following:

•	our ability to integrate successfully the companies or to realize the anticipated benefits of the merger of equals between the Company and CSFL (the “Merger”);
•	the incurrence of substantial expenses related to the Merger and the integration;
•	the impact of the COVID-19 pandemic;
•	impact of the adoption of the Current Expected Credit Loss (“CECL”) standard, the Merger and the COVID-19 pandemic on our allowance for credit losses (“ACL”);
•	additional risks regarding the Bank’s processing of loans for the Paycheck Protection Program (“PPP”) and risks that the SBA may not fund some or all PPP loan guaranties;
•	impact of technological changes, including online and mobile banking, on our business model, and that we may have fewer resources than many competitors to invest in technological improvements;
•	our ability to grow or to manage our growth effectively;
•	future expansion;
•	attractive acquisition opportunities may not be available to us in the future;
•	our size and continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed;
•	the implementation of new lines of business or new products and services;
•	a significant portion of our loan portfolio is secured by real estate;
•	our loan portfolio includes commercial and commercial real estate loans that may have higher risks;
•	our ability to adequately anticipate and respond to changes in market interest rates;
•	our net interest income may decline based on the interest rate environment;
•	our ability to effectively manage credit risk and interest rate risk;
•	the results of our most recent stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
•	our processes for managing risk may not be effective in mitigating risk or losses;
•	the continued buildout of our mortgage line of business;
•	our recent results not being indicative of our future results;
•	environmental risks in our lending activities;
•	appraisals used in deciding whether to make a loan that is secured by real estate may not ensure the value of the real property collateral;
•	lack of liquidity;
•	the transition from LIBOR to an alternative rate;
•	our ability to maintain our culture and attract and retain skilled people;
•	our ability to offer our key management personnel long term incentive compensation and our ability to retain such personnel;
•	reliance on the performance of highly skilled personnel and our ability to attract, retain, develop and motivate our human capital in the form of well-qualified employees;
•	reliance on other companies to provide key components of our business infrastructure;
•	a failure and/or breach of our operational or securities systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, which could disrupt our business, result in a disclosure or misuse of confidential or propriety information, damage our reputation, increase our costs and cause losses;
•	security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft;
•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•	our accounting policies and processes;
•	losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties;

•	value of securities in our investment portfolio;
•	our consumers may decide not to use banks to complete their financial transactions;
•	our ability to maintain our reputation;
•	government regulations that could limit or restrict our activities;
•	our obligation to maintain capital to meet regulatory requirements;
•	periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examination;
•	our obligation to comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	our obligation to comply with numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws;
•	any changes to FDIC deposit insurance premiums and assessments;
•	changes to our requirement to commit capital resources to support the Bank;
•	changes in tax laws, regulations and interpretations or challenges to our income tax provision;
•	state law and provisions in our articles of incorporation or bylaws could make it more difficult for another company to purchase us;
•	shares of our Common Stock are not insured deposits and may lose value;
•	future capital needs could result in dilution of shareholder investment;
•	trading volume in our common stock and the sale of substantial amounts of our common stock in the public market that could depress the price of our common stock;
•	our ability to pay dividends;
•	rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders;
•	our stock price may be volatile;
•	our institutional shareholders, which own approximately 27% of our common stock, may exercise significant influence over us and their interests may be different from our other shareholders;
•	changes to the political and economic environment;
•	a slowdown in economic growth or a resumption of recessionary economic conditions;
•	soundness of other financial institutions;
•	success of the local economies where we operate;
•	adverse weather or manmade events;
•	physical and financial risks associated with climate change and other weather and natural disaster impacts;
•	market volatility that could adversely affect our operations or ability to access capital;
•	cost of funds that may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures;
•	competition;
•	changes in the fiscal and monetary policies of the federal government and its agencies;
•	uncertainty surrounding the potential legal, regulatory and policy changes by changes in the presidential administration; and
•	suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies.

Risk Factors

An investment in our common stock is subject to risks inherent in our business. The following discussion highlights the risks that management believes are material for our Company, but do not necessarily include all the risks that we may face. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Annual Report on Form 10-K ("Report") in evaluating an investment in our common stock.

Risks relating to our Business and Business Strategy

The Company may not be able to integrate successfully the companies or to realize the anticipated benefits of the Merger.

On June 7, 2020, the Company and CSFL combined in a merger of equals (the “Merger”), but the systems and operational conversion will occur over the coming year. The successful integration of systems and operations will depend substantially on the Company’s ability to consolidate successfully corporate cultures, management teams, operations, systems, processes and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, this integration is the largest we have undertaken, and we may encounter difficulties during integration, such as:

•	the loss of key employees and clients;
•	the disruption of operations and businesses;
•	inability to maintain and increase competitive presence;
•	loan, deposit, and revenue attrition;
•	inconsistencies in standards, control procedures and policies;
•	unexpected issues with planned branch and other facilities closures;
•	unexpected issues with costs, operations, personnel, technology; and
•	problems with the assimilation of new operations, sites or personnel.

Integration activities could divert resources from regular operations. In addition, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the Company’s successful integration of these entities.

The Company and CSFL merged with the expectation that the Merger would result in various synergies including, among other things, benefits relating to enhanced revenues, a strengthened and expanded market position for the combined organization, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Company integrates the institutions in an efficient and effective manner, as well as general competitive factors in the marketplace. Failure to achieve or delays in achieving these anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

The Company will continue to incur substantial expenses related to the Merger and the integration.

The Company must integrate a large number of processes, policies, procedures, operations, technologies and systems. In addition, the Merger may increase the Company’s compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the combined business. While the Company has assumed that a certain level of expenses would be incurred, many factors beyond the Company’s control could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that the Company will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the expected savings from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of future charges to earnings as a result of Merger or integration expenses are uncertain.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have financial centers and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

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

Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	work stoppages, forced quarantines, or other interruptions of our business;
•	employee fatigue as a result of the length of the pandemic response;
•	unavailability of key personnel necessary to conduct our business activities;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•	increased cybersecurity risks as 60% of the workforce works from home;
•	sustained closures of our branch lobbies or the offices of our customers;
•	declines in demand for loans and other banking services and products;
•	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
•	volatile performance of our investment securities portfolio;
•	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for credit losses;
•	declines in value of collateral for loans, including real estate collateral;
•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us;
•	a reduction in fee income from reduced demand for loans and deposit services,
•	a reduction of net interest margin from reductions in interest rates and the yield curve;
•	an increase in expenses; and
•	declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

Prolonged continuation of current conditions could worsen these impacts and also affect the Company’s capital and liquidity position, cause an outflow of deposits, cause significant property damage, in case of civil unrest or vandalism, influence the recognition of credit losses on loans and securities and further increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital. These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic resulted in meaningfully lower stock prices for many companies, including our own, as well as the trading prices for many other securities during 2020. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may not be successful or may result in increased pressure on the banking sector other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy. In addition, net interest margin has been, and is likely to continue to be, affected by the very low interest rate environment. The application of forbearance and payment deferral policies beyond any statutory requirements may impact the Company’s interest income. The Company is participating in the SBA’s PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. The Company also registered to participate in Federal Reserve supported lending programs for Main Street-eligible borrowers. The Company faces increased risks, in terms of credit, fraud risk and litigation, in light of participation in these programs. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers; however, the Company can make no assurance that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

The adoption of the Current Expected Credit Loss (“CECL”) standard, the Merger and the COVID-19 pandemic may result in increased volatility and further increases in our allowance for credit losses (“ACL”).

The measure of our ACL is dependent on the adoption and interpretation of applicable accounting standards, as well as external events, including the Merger and the COVID-19 pandemic. The Financial Accounting Standards Board issued a new credit impairment model, the Current Expected Credit Loss, or CECL standard, which has become effective and was adopted by us in the first quarter of 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain Management judgments over the life of the loan. This initial measurement took place as of January 1, 2020 at the time of our adoption of CECL.

After the Merger closed on June 7, 2020, the Company evaluated loans from each legacy loan portfolio utilizing pre-existing methodologies implemented prior to the Merger and aggregated the result. During the third quarter, the Company consolidated the two methodologies into one methodology to arrive at the ACL recorded for the third and fourth quarters of 2020. This change in methodology resulted in an additional increase to our allowance and our reserve for unfunded commitments.

The CECL model may create more volatility in the level of our ACL, as compared to the “incurred loss” standard that we previously applied in determining our ACL. The CECL model requires us to estimate the lifetime “expected credit loss” with respect to loans and other applicable financial assets, which may change more rapidly than the level of “incurred losses” that would have been used to determine our allowance for loan losses under the prior incurred loss standard. The potentially material effects of the COVID-19 pandemic on lifetime expected credit loss, and the challenges associated with estimating lifetime credit losses in view of the uncertain ultimate impacts of the pandemic, has resulted and may continue to result in increased volatility and significant additions to our ACL in the future, which could have a material and adverse effect on our business, financial condition and results of operations. The Company’s estimate of its ACL involves a high degree of judgment; therefore, the Company's process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. Further, if management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb losses going forward, or if bank regulatory authorities require us to increase the allowance for credit losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

As a participating lender in the SBA PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

Laws enacted during the pandemic included a loan program administered through the SBA referred to as the PPP. The SBA expanded this program in January 2021 to allow eligible companies that obtained loans through the first round of PPP to obtain additional loans, as well as allow eligible companies that had not yet obtained a loan under the PPP to do so. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP and we originated over 19,000 loans, totaling approximately $2.4 billion though the PPP program, of which, approximately $1.9 billion was outstanding as of December 31, 2020. The initial PPP program expired on August 8, 2020 but as noted, has been renewed. The Company is participating in the second round of PPP loans.

Since the opening of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. Two lawsuits were filed against the Company and the Bank relating to the payment of agent fees in connection with the origination of PPP loans, but those lawsuits have been dismissed against the Company and the Bank. The Company and the Bank may be exposed to the risk of additional litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the

Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, the Bank faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the PPP loans are guaranteed by the SBA, various regulatory requirements will apply to the Bank’s ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty.

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

Technological changes, including online and mobile banking, have the potential of disrupting our business model, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including mobile and online banking services. Changes in customer behaviors have increased the need to offer these options to our customers. Further, the occurrence and continuation of the COVID-19 pandemic has accelerated technological change as our employees and the customers and communities to which we provide products and services experienced quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, and supply chain interruptions.

In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. In 2020, we made significant investments in technology, including development of a refreshed customer-facing website and an updated online banking platform and mobile application, in order to meet customer transaction, product and service needs. These investments may not be sufficient or provide the anticipated benefits or desired return. We can make no assurance that investments will be sufficient to retain existing customers or attract new customers in the future.

Our future success will depend, in part, upon our ability to invest in and use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. One of our strategic goals is to continue to focus on technological change and digital transformation of our product and service channels, which will impact how we deliver our products and services in the future as well as make our internal processes more efficient. We will need to make significant additional capital investments in technology in the future to achieve this strategic goal, and we may not be able to implement effectively new technology-driven products and services in a timely manner in response to changes in customer behaviors, thus adversely impacting our operations. Many competitors have substantially greater resources to invest in technological improvements than the Company.

Our business strategy includes continued growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally, continued availability of desirable business opportunities, the competitive responses from other financial and non-financial institution competitors in our market areas, our ability to continue to implement and improve our operational, credit, financial, management and other risks controls and processes and our reporting systems and procedures to manage a growing number of client relationships, and our ability to integrate our acquisitions and develop consistent policies throughout our various businesses. While we believe we have the management and other resources and internal systems in place to successfully manage our future growth, and we are expanding those resources and systems as we continue to grow, there can be no assurance growth opportunities will be available or growth will be successfully managed. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business. Particularly in light of prevailing economic and competitive conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may face risks with respect to future expansion.

Our business growth, profitability and market share has been enhanced by us engaging in strategic mergers and acquisitions and de novo branching either within or contiguous to our existing footprint. We may acquire other financial institutions or parts of those institutions in the future and engage in additional de novo branching. We may also consider and enter into or acquire new lines of business or offer new products or services and through new sales channels, such as online and mobile banking. As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management and are in markets in which we operate or close to those markets so we can achieve economies of scale.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions. If we announce a transaction, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. We also may issue debt to finance one or more transactions, including subordinated debt issuances. Generally, acquisitions of financial institution involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders. We also face litigation risks with respect to potential mergers and acquisitions, and such litigation is common. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond. The number of financial institutions headquartered in our market areas in the Southeastern United States and across the country continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. In addition, acquisitions are subject to various regulatory approvals, and if we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, risk management, regulatory compliance, including with respect to AML obligations, consumer protection laws, CRA obligations, and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Our size and continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While CenterState successfully raised approximately $200 million in capital in May 2020 that the Company assumed in connection with the Merger, our ability to raise capital, if needed, in the future to meet capital requirements or otherwise will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

The implementation of new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in new sales channels such as online and mobile banking in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of and resources needed for the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services and/or new sales channels may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service and/or sales channels. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our non-acquired and acquired non-credit impaired loan portfolios are secured by real estate. As of December 31, 2020, approximately 75.8% of such loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. There can be no assurance that our local markets will not experience another economic decline. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our allowance for credit losses, which could also adversely affect our business, financial condition, and results of operations.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2020 and 2019 were $17.7 billion and $6.9 billion, respectively, or 72% and 61% of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk based capital (as of December 31, 2020, our bank ratio was 54%); and
2)	total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2020, our bank ratio was 230%).

Regulators may require banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a downturn in our local real estate markets. See Part I Item 1. “Supervision and Regulation – Lending Standards and Guidance” for further details on the Guidance.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

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

We depend on our net interest income to drive our profitability. Net interest income is the difference between the interest income we receive from interest earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). We are exposed to changes in general interest rate levels and other economic factors beyond our control, and an increase in our cost of funds could negatively impact our net interest income. Net interest income will decline in a particular period if:

•	in a declining interest rate environment, more interest earning assets than interest bearing liabilities re price or mature, or
•	in a rising interest rate environment, more interest bearing liabilities than interest earning assets re price or mature, or
•	for acquired loans, expected total cash flows decline as our loan balances decline.

Our net interest income may decline based on our exposure to a difference in short term and long term interest rates. If the difference between the interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. In addition, certain adjustable rate loans re price based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

In response to the economic consequences of the COVID-19 pandemic, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. Such low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. For example, yields on one-month and three-month Treasuries briefly dropped below zero in March 2020. Such an occurrence would likely further reduce the interest we earn on loans and other earning assets, while also likely requiring us to pay to maintain our deposits with the Federal Reserve Bank. Our systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. We cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on our activities and financial results.

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

We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage loan. We manage this risk in part by holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower rate loans. Given current rates, material reductions in rates may not be probable, but as rates rise, this risk increases. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest rate environments.

The results of our most recent stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate.

We perform liquidity and capital stress testing on an annual basis and credit stress testing on a quarterly basis, using the economic data and stress testing assumptions provided by the regulators for the CCAR stress tests. Under the stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario. The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy were to deteriorate. Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

Our processes for managing risk may not be effective in mitigating risk or losses to us.

The objectives of our risk management processes are to mitigate risk and loss to our organization. We have established procedures that are intended to identify, measure, monitor report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, cybersecurity risk, corporate governance and legal risk, compliance risk, and reputational risk, among others. However, as with any risk management process, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

The continued buildout of our mortgage line of business may subject us to additional risk.

We continued to build our mortgage line of business in 2020, and in so doing, invested significant time and resources to continue to expand the mortgage business within our market areas. Our price and profitability targets for this business may not prove feasible, due to unexpected delays in the continued implementation of these strategies, as well as external factors, such as compliance with regulations, competitive alternatives, changing tax rates and strategies, interest rates, economic conditions, the continuance of the COVID-19 pandemic, and shifting market preferences, which could impact the profitability of these lines of business and have a material adverse effect on our businesses, and, in turn, our financial condition and results of operations.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

We are subject to environmental risks in our lending activities.

Because a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the full costs of remediation, as well as for related personal injury and property damage. Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property. Although our management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations. Many environmental laws impose liability regardless of whether the Company knew of, or were responsible for, the contamination.

While we use appraisals in deciding whether to make a loan that is secured by real estate, they do not ensure the value of the real property collateral.

In deciding whether to make a loan secured by real property, we generally require an appraisal. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraised amount does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

A lack of liquidity could affect our operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include core deposits, federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. Other sources of liquidity are available to us should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, a secured line of credit we have with U.S. Bank, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

The transition from LIBOR to an alternative rate may adversely affect our business.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicated that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. On November 30, 2020 the ICE Benchmark Administration (IBA), the administrator of LIBOR, announced it will consult on its intention to cease publication of the one-week and two-month US dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining US dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. Therefore, it is expected that publication of all USD LIBORs will cease to exist after June 30, 2023. Following the IBA announcement, the Federal Reserve Board, the FDIC and the OCC issued a statement encouraging banks to transition away from USD LIBOR as soon as practicable, that the agencies believe entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks, and that new contracts entered into before that date should either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee, selected and the Federal Reserve Bank of New York began publishing in April 2018, the Secured Overnight Finance Rate (“SOFR”), as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. Furthermore, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (“SONIA”), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. The SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates. At this time, it is impossible to predict whether SOFR and SONIA will become accepted alternatives to LIBOR.

The market transition away from LIBOR to an alternative reference rate, including SOFR or SONIA, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•	adversely impact the value of LIBOR-based securities, including certain of our floating rate corporate debentures or our hedging instruments, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•	although the Bank has implemented language in in its hedging and loan documents to accommodate a change from LIBOR to an alternative pricing benchmark, including SOFR or SONIA, we may be required to make further changes to existing LIBOR-based products;
•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•	require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR or SONIA.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

Our business could suffer if we fail to maintain our culture and attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain competent, experienced people. Our strategic goals in particular require that we be able to attract qualified and experienced retail and commercial lending officers, mortgage loan officers, and SBA lenders in our existing markets as well as those markets in which we may want to expand who share our relationship banking philosophy and have those customer relationships that will allow us to grow successfully. We also need to attract and retain qualified and experienced technology, risk and back-office personnel to operate our business. Many of our competitors are pursuing the same relationship banking strategy in our markets and are looking to hire and retain qualified technology, risk and back-office personnel, which increases the competition to identify, hire and retain talented employees.

The Merger and the integration of the Company’s and CSFL’s operations and employees into one bank creates an additional risk to the Company’s culture. If we fail to consider and account for corporate cultural differences across the two companies, we will face increased difficulty in creating a cohesive culture upon integration. The ongoing COVID-19 pandemic has made this cultural integration more challenging as many employees continue working from remote environments, which has drastically decreased the opportunities for employees to gather and nurture relationships with colleagues in different departments, locations or legacy institutions.

We have focused, and will continue to focus, our strategic attention on our employees and our corporate culture, including enhancing our employee orientation, ongoing general and management training, mentoring and employee work environment as well as diversity and employee advancement. Our failure to maintain our culture and attractive working environment, through competitive compensation packages that reward initiative, as well as mentoring, training, and advancement opportunities in order to successfully compete for experienced, qualified employees may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations.

If we are unable to offer our key management personnel long term incentive compensation, including restricted stock units and performance share units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

We have a management team that has substantial experience in banking and financial services in the markets we serve. We rely on our management team to achieve and sustain our profitability. Our future success and profitability are substantially dependent upon this management and banking abilities of our senior executives. Although we currently have employment agreements in place with our executive management team and our regional presidents, we cannot guarantee that our executives will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business because of their skills, customer relationship and/or the potential difficulty of promptly replacing them with successors.

We have historically granted equity awards under an equity compensation plan, which includes granting performance share units and restricted stock awards or restricted stock units, to key management personnel as part of a competitive compensation package. Our ability to grant these awards has been vital to attracting, retaining and aligning shareholder interest with a talented management team in a highly competitive marketplace.

Shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macroeconomic conditions that can change year to year. The variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to adopt new equity plans in the future. In addition, the federal banking regulators have issued guidance on executive compensation and have also, along with the SEC, proposed rules that would prohibit certain incentive compensation arrangements. We do not believe that the guidance or proposal will impact our current compensation arrangements.

If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long-term cash compensation plans or significantly increased short-term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long-term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long-term incentive compensation, including stock options, restricted stock or restricted stock units, or performance share units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate our human capital in the form of well-qualified employees, our business and results of operations could be harmed.

We believe our success has depended, continues to and in the future will, depend, on the efforts and talents of our management team and our highly skilled employees and workers. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. Despite our current efforts, we cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating our employees, our business and results of operations could be harmed.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure, such as our loan and deposit documents, underwriting software, compliance software, product and service offerings, core processing, and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle currently or higher volumes of use could adversely affect our ability to deliver products and services to our clients and otherwise to conduct business. Technological or financial difficulties of one or our third party service providers or their sub-contractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. In addition, one or more of our third party service providers may become subject to cyber-attacks or information security breaches that could result could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. While we have processes in place to monitor our third party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations and a successful attack or security breach at one or more of such third party service providers is not within our control. The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may responsible for the failure of such third parties to comply with government regulations, and our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may not be inadequate to cover all losses resulting from system failures, third party breaches, or other disruptions. Failures in our business structure or in the structure of one or more of our third party service providers could interrupt the operations or increase the cost of doing business.

A failure and/or breach of our operational or securities systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in a disclosure or misuse of confidential or propriety information, damage our reputation, increase our costs and cause losses.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. Although we have data security, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include: sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

Any failure or interruption in the operation of our communications and information systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there could be no assurance that any such failures or interruptions will not occur or, if they do, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years, in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. In addition, we, our employees and our customers, are increasingly transitioning our and their computing infrastructure to cloud-based computing, storage, data processing, networking and other services, which may increase these security risks.

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

Although to date we have not experienced any material losses related to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit with the SEC is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or controls and procedures, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met.

These inherent limitations include the reality that judgments and decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an authorized override of the controls. In addition, properly integrating our acquisitions into our disclosure controls and procedures in a timely manner presents challenges. Accordingly, because of the inherent limitations in our controls systems, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements.

Our accounting policies and processes are critical to how we report our financial condition and results of operations and require our management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Some of these polices require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to generally accepted accounting principles, we are required to make certain assumptions and estimates in preparing our financial statements, including and determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If the assumptions or estimates underling our financial statements are incorrect, we may experience material losses.

Certain of our financial instruments, including trading assets and liabilities, securities, and certain loans, among other items, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, some illiquidity in markets and declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment, it could lead to declines in our earnings.

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

As of December 31, 2020, we owned $4.4 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. With adoption of ASC 326 effective January 1, 2020, we no longer evaluate securities for other-than-temporary impairments as the new accounting guidance changes the accounting for recognizing impairment on available-for-sale and held-to-maturity securities. We analyze our available-for-sale securities on a quarterly basis on an individual basis to determine if there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. We consider the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. We use a systematic methodology to determine the ACL for investment securities held-to-maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. Our estimate of the ACL involves a high degree of judgement; therefore, our process for determining expected credit losses my result in a range of expected credit losses. We monitor the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account needs to be recorded. Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and employees. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of a successful cyberattack against us or other unauthorized release or loss of customer information, our business and, therefore, our operating results, may be materially adversely affected.

We are subject to environmental, social and governance (“ESG”) risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earning

Governments, investors, customers, and the general public are increasingly focused on ESG practices and disclosures. For us and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Currently, there are no universal standards for such scores or ratings, but the importance of ESG evaluations is becoming more broadly accepted by investors and shareholders. Views about ESG are diverse, dynamic, and rapidly changing, and if we were to fail to maintain appropriate ESG practices and disclosures or be subject to a low ESG score or rating, we could face potential negative ESG-related publicity in traditional and social media, including based on the identity of those we choose to do business with and the public’s view of those customers. If we or our relationships with customers, vendors and suppliers were to become the subject of such negative publicity or low ESG scores or ratings, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be impacted.

Additionally, investors have begun to consider how corporations are addressing ESG matters when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. Any such negative publicity regarding ESG, low ESG scores or ratings, or shifts in investing priorities may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings if investors, shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters.

Risks relating to the Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the OCC, CFPB and the FDIC. This regulation is imposed primarily to protect depositors, the FDIC deposit insurance fund, consumers, and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority, or FINRA, which regulation is designed to protect investors. Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. Regulation of the financial services industry has increased significantly since the global financial crisis. The laws and regulations applicable to the banking industry could change at any time. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

In addition, we expect that the Biden Administration and the Democratically-controlled Congress will seek to implement a regulatory reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. It is too early for us to assess which, if any of these policies, would be implemented and what their impact on our business, financial condition or results of operations would be.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank each must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions, are expected to hold additional capital above regulatory minimums. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. In recent years, these market and regulatory expectations have increased substantially and have resulted in higher and more stringent capital requirements for us and the Bank. For example, current capital requirements disallow the Company’s trust preferred securities from qualifying as Tier 1 capital as a result of the Company exceeding $15 billion in assets.

Actions (if necessary) to increase capital, may adversely affect us. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2020, we had approximately $600.0 million in wholesale brokered deposits, $48.6 million of in-market CDARs deposits, $562.5 million of ICS deposits and approximately $58.7 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

The banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earning prospects, management, liquidity, sensitivity to market risk, consumer compliance, or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number or different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil money penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

The Bank is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by the Bank with respect to these laws could result in significant liability and have material impact on our business strategy.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and file suspicious activity and currency transaction reports when appropriate. The Bank is also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. Please see Item I – Part 1 – Supervision and Regulation - Anti-Money Laundering Rules and Item 1 – Part 1 – Supervision and Regulation - OFAC Regulation for further information regarding the Bank’s obligations under applicable AML laws and regulations and sanctions, respectively.

If the Bank’s policies, procedures, and systems are deemed deficient, or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, the Bank could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity and ability to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

The Bank is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a material penalties and other sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC has been calculated based on its average consolidated total assets less its average equity. However, effective January 1, 2019, which was following the fourth consecutive quarter where the Bank’s total consolidated assets exceeded $10 billion, the FDIC started to use a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. While our risk management processes are designed to reduce risk by maintaining capital levels and mitigating any supervisory concerns, we may be unable to control the amount of premiums that we are required to pay for FDIC insurance in the event of a new economic downturn and an increase in financial institution failures. Any future increases in assessments or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

The Federal Reserve Board may require us to commit capital resources to support the Bank.

Applicable law and the Federal Reserve Board require a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

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

Risks relating to our Common Stock

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

Our articles of incorporation provide that a merger, exchange or consolidation of the Company with, or the sale, exchange or lease of all or substantially all of our assets to, any person or entity (referred to herein as a “Fundamental Change”), must be approved by the holders of at least 80% of our outstanding voting stock if the board of directors does not recommend a vote in favor of the Fundamental Change. The articles of incorporation further provide that a Fundamental Change involving a shareholder that owns or controls 20% or more of our voting stock at the time of the proposed transaction (a “Controlling Party”) must be approved by the holders of at least (i) 80% of our outstanding voting stock, and (ii) 67% of our outstanding voting stock held by shareholders other than the Controlling Party, unless (x) the transaction has been recommended to the shareholders by a majority of the entire board of directors or (y) the consideration per share to be received by our shareholders generally is not less than the highest price per share paid by the Controlling Party in the acquisition of its holdings of our common stock during the preceding three years. The approval by the holders of at least 80% of our outstanding voting stock is required to amend or repeal these provisions contained in our articles of incorporation. Finally, in the event that any such Fundamental Change is not recommended by the board of directors, the holders of at least 80% of our outstanding voting stock must attend a meeting called to address such transaction, in person or by proxy, in order for a quorum for the conduct of business to exist. If the 80% and 67% vote requirements described above do not apply because the board of directors recommends the transaction or the consideration is deemed fair, as applicable, then pursuant to the provisions of the South Carolina Business Corporation Act, the Fundamental Change generally must be approved by two thirds of the votes entitled to be cast with respect thereto.

Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

Shares of our Common Stock are not insured deposits and may lose value.

Shares of our common stock are not savings or deposit accounts and are not insured by the FDIC, or any other agency or private entity. Such shares are subject to investment risk, including the possible loss of some or all of the value of your investment.

Future capital needs could result in dilution of shareholder investment.

Our board of directors may determine from time to time there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences and privileges senior to our shareholders which may adversely impact our shareholders.

The trading volume in our common stock and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. Our stock price can fluctuate widely in response to a variety of factors. General market fluctuations, industry factors, and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, tax rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, or any of the other factors discussed above, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to national banks that are regulated by the OCC. For information on these regulatory restrictions on the right of the Bank to pay dividends to us and on the right of the Company to pay dividends to its shareholders, see Part I - Item 1 – “Supervision and Regulation - Dividend Restrictions.” If we do not satisfy these regulatory requirements, or if the Bank does not have sufficient earnings to make payments to us while maintaining adequate capital levels, we will be unable to pay dividends on our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2020, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $390.2 million, net of fair value adjustments and issuance costs. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings; changes in analysts’ recommendations or projections; our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers; new technology used or services offered by traditional and non-traditional competitors; news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

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

At December 31, 2020, our shareholders included four funds owning approximately 27% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2020, our shareholders include four funds that collectively own approximately 27% of the outstanding shares of our common stock. Top ten institutional owners collectively own approximately 45% of our outstanding shares of common stock, as reported by S&P Global. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risks relating to Economic Conditions and other Outside Forces

The political and economic environment could materially impact our business operations and financial performance.

The political and economic environment in the United States and elsewhere has resulted in some uncertainty. The enactment of a regulatory relief bill reduced some requirements for the Company, including the Dodd Frank Act regulator directed stress testing requirements. Changes in policy by the regulators also have reduced some regulatory requirements, but those policy changes may not be permanent. Because of the changing political environment, including the new Biden Administration and Democratically-controlled Congress, there may be changes in law or regulation in the future that could alter the anticipated benefits (and costs) of recent legal or policy changes, which could result in a reduction in the price of our shares due to perceived changes in our regulatory and compliance costs or decreases in the amount of expected revenues, all of which could materially and adversely affect our business, financial condition and operating results.

A slowdown in economic growth or a resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economic crisis of 2008 caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions, and to fail. The economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions have normalized and growth has been stronger than in previous years, future political and market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. For example, changes in international trade policy, combined with the outbreak of COVID-19, disrupted global supply chains, which could adversely impact our customers and their customers, which in turn could impact their ability to make loan payments, with the impacts to our business listed above. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support our growth.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally become challenging, our business may be adversely affected. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. We cannot give any assurance we will continue to benefit from market growth or favorable economic conditions in our primary market areas if they do occur.

Adverse weather or manmade events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida, South Carolina, North Carolina, Georgia, Virginia and Alabama are susceptible to hurricanes, tropical storms and related flooding and wind damage as well as tornados and other types of strong storms. These type of storms may increase in intensity because of changes in weather patterns and other factors including climate change. Such weather events and manmade events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. Storms during 2020 only minimally impacted our operations but we cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans, as well as our own properties, and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, tornados or other extreme weather events, including flooding and wind damage, or manmade events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

We are subject to physical and financial risks associated with climate change and other weather and natural disaster impacts.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business. The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Although the U.S. withdrawal from the Paris Agreement, the most recent international climate change accord, became effective on November 4, 2020, on January 20, 2021, President Biden signed and submitted an instrument for the U.S. to rejoin the Paris Agreement, which will become effective on February 19, 2021. In addition, the U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks. For example, weather disasters (such as hurricanes, thunderstorms, flooding and tornadoes) in coastal regions within the Bank’s six state footprint, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. In addition, extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

Market volatility could adversely affect our operations or ability to access capital.

The capital and credit markets have experienced volatility and disruption from time to time during the past several years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If these periodic market disruptions and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a less expensive and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions and fintech or e-commerce companies that operate in our primary market areas and elsewhere. Some of these competitors may have a long history of successful operation in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors with greater resources or more advanced technology may possess an advantage by being capable of maintaining numerous and more convenient banking locations, easy to use and available mobile and computer apps or Internet platforms, operating more ATMs and conducting extensive promotional and advertising campaigns.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions and credit unions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification, sophisticated online or mobile applications, and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve regulates the supply of money and credit in the U.S. as its policies determine in large part the cost of funds for lending and investing and return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could result in volatile markets and rapid declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict. Accordingly, the impact of these changes on our activities and results of operations is difficult to predict.

There is uncertainty surrounding the potential legal, regulatory and policy changes by changes in the presidential administration in the U.S. that may directly affect financial institutions and the global economy.

The incoming presidential administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. The Company and the Bank have been named or threatened to be named as defendants in various law suits arising from our business activities (and in some cases from the activities of companies that we have acquired). In addition, from time to time, we are, or may become, the subject of self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company and the Bank conduct their business, or reputational harm.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in a branch located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880. Our bank owns 229 properties and leases 118 properties, all of which are used as branch locations or for housing operational units in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. We also operate a correspondent banking division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 8—Premises and Equipment and Note 22—Lease Commitments to our audited consolidated financial statements.

Item 3. Legal Proceedings.

We or our bank subsidiary is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our products and services and our businesses. We do not believe any pending or threatened legal proceedings in the ordinary course against the bank would have a material adverse effect on our consolidated results of operations or consolidated financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 22, 2021, we had issued and outstanding 71,032,588 shares of common stock which were held by approximately 34,500 shareholders of record. Our common stock trades on The NASDAQ Global Select MarketSM under the symbol “SSB.”

The table below describes historical information regarding our common stock for the last five fiscal years:

	2020	2019	2018	2017	2016
Stock Performance
Dividends per share	$1.88	$1.67	$1.38	$1.32	$1.21
Dividend payout ratio	81.45%	30.94%	28.27%	44.11%	28.91%
Dividend yield (based on the average of the high and low for the year)	2.93%	2.27%	1.84%	1.53%	1.60%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	33.01x	16.18x	12.34x	29.74x	20.91x
Price/book ratio (end of year)	1.10x	1.23x	0.91x	1.39x	1.87x
Common Stock Statistics
Stock price ranges:
High	$87.98	$88.10	$93.25	$94.50	$91.85
Low	40.42	58.87	56.55	78.60	59.19
Close	72.30	86.75	59.95	87.15	87.40
Volume traded on exchanges	86,495,680	39,218,800	38,801,800	30,991,600	22,823,100
As a percentage of average shares outstanding	157.85%	113.19%	105.86%	103.83%	94.31%
Earnings per share, basic	$2.20	$5.40	$4.90	$2.95	$4.22
Earnings per share, diluted	2.19	5.36	4.86	2.93	4.18
Book value per share	65.49	70.32	66.04	62.81	46.82

Quarterly Common Stock Price Ranges and Dividends

The table below describes the high and low trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years.

	Year Ended December 31,
	2020			2019
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$87.98	$51.47	$0.47	$72.53	$58.87	$0.38
2nd	66.50	40.42	0.47	76.69	65.26	0.40
3rd	62.00	42.75	0.47	80.95	71.40	0.43
4th	76.93	46.88	0.47	88.10	73.65	0.46

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

The Company is a legal entity separate and distinct from the Bank. Federal Reserve policy provides that bank holding companies, such as the Company, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition; and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute and unsafe or unsound practice.

We pay cash dividends to our shareholders from our assets, which are provided primarily by dividends paid to South State by our Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to South State in the form of cash dividends, loans or advances, as described under “Supervision and Regulation – Dividend Restrictions. Federal bank regulators have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current earnings. Prior to the merger with CSFL, the Bank required the approval of the South Carolina Board of Financial Institutions (“SCBFI”) to pay dividends that exceeded 100% of net income in any calendar year. With the merger with CSFL, the Bank became a national bank regulated by the OCC. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. During 2019, the Bank paid special dividends to South State totaling $157.0 million upon SCBFI approval. The Bank received SCBFI approval in June 2019 to pay an additional $60.0 million to South State above current year net income. We used these funds to repurchase shares of our common stock on the open market totaling $156.9 million during 2019.

Stock Performance Graph

The following stock performance graph compares South State’s cumulative total shareholder return on our common stock over the most recent five-year period with the NASDAQ Composite and the SNL Southeast Bank Index, a banking industry performance index for the Southeastern United States. The stock performance graph assumes $100 was invested in our commons stock and the above indexes on December 31, 2015. The cumulative total return on each investment assumed the reinvestment of dividends.

Total Return Performance
South State Corporation
NASDAQ Composite Index
SNL Southeast Bank Index
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
South State Corporation	$100.00	$123.64	$125.18	$87.59	$129.61	$111.29
NASDAQ Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
SNL Southeast Bank Index	$100.00	$132.75	$164.21	$135.67	$191.06	$172.07

Repurchases of Equity Securities

In January 2019, our Board of Directors approved a share repurchase program allowing us to repurchase up to 1,000,000 shares of our common stock (the “2019 Repurchase Program”), which replaced and superseded our prior share repurchase program. In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock (the “revised 2019 Repurchase Program”), which began once all shares were repurchased under the 2019 Repurchase Program. Shares of common stock under the revised 2019 Repurchase Program may have been purchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual means and timing of any purchases, target number of shares and prices or range of prices under the revised 2019 Repurchase Program was determined by us in our discretion and depended on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements. In 2019, the Company repurchased a total of 2,165,000 shares for $156.9 million or $72.49 per share (excluding commission expense), of which 1,000,000 shares were from the 2019 Repurchase Program and the remaining 1,165,000 shares were from the revised 2019 Repurchase Program. In 2020, the Company repurchased a total of 320,000 shares for $24.7 million or $77.23 per share (excluding commission expense) from the revised 2019 Repurchase Program. We had 515,000 shares of common stock remaining under the revised 2019 Repurchase Program. Subsequent to the year-end, on January 27, 2021, the Board of Directors of the Company approved the authorization of a new 3.5 million share Company stock repurchase plan, which replaced in its entirety the revised 2019 Repurchase Program. Additional detail on the newly approved plan is discussed in the Note 32—Subsequent Events of our audited consolidated financial statements.

The following table reflects our share repurchase activity during the fourth quarter of 2020:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	74	*	$57.02	—	515,000
November 1 ‑ November 30	839	*	$61.30	—	515,000
December 1 ‑ December 31	306	*	$72.02	—	515,000
Total	1,219			—	515,000

*     For the months ended October 31, 2020, November 30, 2020 and December 31, 2020, total includes 74 shares, 839 shares and 306 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to South State in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the 2019 Repurchase Plan.

Item 6. Selected Financial Data.

Pursuant to the November 2020 Amendments, we elect to provide disclosure consistent with the recent amendments to Regulation S-K, Item 301, which eliminate the requirement to provide selected financial data in comparative tabular form for each of our last five fiscal years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements included in this Report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, Management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, South State and the merger with CSFL. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, those risks listed under “Summary of Risk Factors” starting on page 19 of this Report.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes South State Corporation and its subsidiary’s results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, and the year ended December 31, 2019 as compared to the year ended December 31, 2018, and also analyzes our financial condition as of December 31, 2020 as compared to December 31, 2019. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

The merger with CSFL approximately doubled the size of the Company, resulting in significant increases to assets, liabilities and equity on the Consolidated Statements of Balance Sheet, as well as to many categories of revenue and expense on the Consolidated Statements of Income. We earned net income of $120.6 million, or $2.19 diluted earnings per share (“EPS”), during 2020 compared to net income of $186.5 million, or $5.36 diluted EPS, in 2019. Net income available to the common shareholders was down $65.9 million, or 35.3% in 2020, due primarily to the following:

●	Increased interest income of $319.2 million, which resulted from a $316.4 million increase in interest income from loans and loans held for sale, an $8.5 million increase in interest income from investment securities, and offset by a $5.7 million decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increase in interest income on loans resulted from a $258.8 million increase in interest income on acquired loans due to an increase in average acquired loans from the merger with CSFL and a $51.0 million increase in interest income on non-acquired loans. Non-acquired loan interest income increased due to an increase in average balance through organic loan growth. The increase in interest income from investment securities was due to an increase in average balance in 2020 from both the balances acquired in the merger with CSFL and the Company’s decision to invest its excess liquidity into investment securities;

●	Increased provision for credit losses of $223.2 million which resulted primarily from the provision for credit losses on Non-PCD loans acquired from CSFL (i.e., the impact of the adoption of CECL on Non-PCD acquired loans) and on the provision for credit losses on non-acquired loans, which was the result of forecasted losses taking into consideration the impact of the COVID-19 pandemic has on the overall economic environment and the potential impact on the overall loan portfolio;

●	Increased noninterest income of $167.6 million, which resulted primarily from a $88.6 million increase in mortgage banking income, a $61.9 million increase in correspondent banking and capital markets income, a $8.9 million increase in fees on deposit accounts and a $17.5 million increase in other noninterest income, all of which were increased with the CSFL merger. These increases were partially offset by a decline in recoveries on acquired loans of $6.8 million as the recoveries are now part of ACL as a result of the CECL adoption and a decline in gains on sales of securities of $2.7 million (See Noninterest Income section on page 61 for further discussion);

●	Increased noninterest expense of $393.0 million, which primarily resulted from a $181.9 million increase in salaries and employee benefits expense, $81.4 million increase in merger and branch consolidation related expense, a $28.1 million increase in occupancy expense, a $24.4 million increase in information services expense, a $13.9 million increase in amortization of intangibles and $6.2 million increase in FDIC assessment and other regulatory charges, all of which primarily resulted from the CSFL merger. The Company also terminated three cash flow hedges (SWAPs) given the current low interest rate environment and expectation of low interest rates in the foreseeable future resulting in a termination cost of $38.8 million. These increases were partially offset by the of $9.5 million of pension plan termination expense in 2019. (See Noninterest Expense section on page 64 for further discussion);
●	Lower income tax provision of $60.6 million primarily due to the recognition of a one-time benefit of $31.5 million recorded in the fourth quarter 2020, related to the ability to carryback tax losses under the CARES Act, and lower income tax provision totaling $29.1 million on lower pretax income of $126.5 million; and

●	Decreased interest expense of $3.0 million due to a 41 basis point decrease in the cost of total interest-bearing liabilities. The decrease in cost of interest-bearing liabilities was due to a falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 bps from July 2019 to October 2019. The Federal Reserve then dropped the federal funds target rate 150 bps to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic. The effects from the decline in cost were partially offset by an increase in average balance in interest-bearing liabilities. The increase in average balances was mainly due to the balances acquired in the merger with CSFL as the average balance of interest-bearing deposits increased $6.8 billion and the average balance of federal funds purchased, repurchase agreements and other borrowings increased $633.6 million.

Our asset quality results remained strong in 2020. At December 31, 2020, net charge offs as a percentage of average loans was 0.01%. At December 31, 2019, which is prior to the implementation of CECL, the net charge offs as a percentage of average non-acquired loans was 0.04%. The total NPAs increased $78.3 million to $119.1 million at December 31, 2020 from $40.8 million at December 31, 2019. The total NPAs for the current year include nonaccrual loans that are purchased credit deteriorated. Prior to January 1, 2020, these loans, previously called purchased credit impaired loans, were excluded from NPAs. Due to this change, the Company’s nonperforming assets increased by $21.0 million in the first quarter of 2020. Acquired Nonperforming Assets (“NPAs”) increased $72.3 million to $89.2 million at December 31, 2020 from $17.0 million at December 31, 2019 mainly through assets acquired through the merger with CSFL. Acquired nonperforming loans increased $66.6 million and acquired OREO and other nonperforming assets increased $5.7 million. The increase in the acquired nonperforming loans was due to the addition of the nonperforming loans assumed from the merger with CSFL, as well as the addition of $21.0 million in the first quarter of 2020, which were formerly accounted for as credit impaired loans (with ASU 2106-13, these loans are now considered PCD loans). Prior to the adoption of ASU 2016-13, acquired credit impaired loans were considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. Our asset quality related to the non-acquired loan portfolio remained stable in 2020 as the NPAs slightly increased by $6.0 million. NPAs as a percentage of total assets increased six bps to 0.32% at December 31, 2020 as compared to 0.26% at December 31, 2019.

The ACL increased $400.4 million from the balance of $56.9 million at December 31, 2019. The increase in ACL was mainly due to a $54.4 million allowance recorded at adoption of the CECL standard as of January 1, 2020, a $149.4 million allowance recorded on the purchased credit deteriorated loans of $149.4 million through fair value adjustments through the merger with CSFL and $109.4 million recorded on the initial provision for credit losses on the non-purchased credit deteriorated loans acquired in the CSFL merger. The ACL of period-end loans was at 1.85% at December 31, 2020 or 2.01% excluding PPP loans compared to 0.62% at December 31, 2019. The ACL provides 4.28 times coverage of nonperforming loans at December 31, 2020. At December 31, 2020, the Company also had an ACL on unfunded commitments of $43.4 million which was recorded in Other Liabilities on the Balance Sheet. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its allowance for credit losses on unfunded commitments by $6.5 million. The Company also recorded an initial provision for credit losses on unfunded commitments of $9.6 million with the merger with CSFL.

Our efficiency ratio was 69.8% at December 31, 2020, compared with 62.5% at December 31, 2019. The change in our efficiency ratio was due to the effect of the 97.1% increase in noninterest expense being greater than the effect of the 75.6% increase in the total of net interest income and noninterest income. The main reason for the increase in noninterest expense was the $302.0 million increase in salaries and employee benefit, merger and branch consolidation and swap termination expenses in 2020.

We continue to remain well-capitalized with a total risk-based capital ratio of 14.2% and a Tier 1 leverage ratio of 8.3%, as of December 31, 2020, compared to 12.8% and 9.7%, respectively, at December 31, 2019. The total risk-based capital ratio increased in 2020 as total risk-based capital (excluding the change in accumulated other comprehensive income, or AOCI) grew by $2.1 billion or 142.6% while total risk-weighted assets increased $13.8 billion or 117.7%. The increase in total risk-based capital was mainly due to the equity issued from the merger with CSFL of $2.3 billion, net income of $120.6 million, an increase in subordinated debt that qualifies as capital of $279.2 million (debt acquired in the merger with CSFL) and an increase in the allowance for credit losses that qualifies as total capital of $178.0 million (increase in allowance due the merger with CSFL and the transition to CECL in 2020). The increase in risk weighted asset was mainly due to the assets acquired in the merger with CSFL. The Tier 1 leverage ratio decreased from the prior year as tier 1 capital (excluding the change in AOCI) increased by $1.6 billion or 109.2%, while total average eligible assets increased $21.6 billion, or 145.9%. This decrease was due to the percentage increase in average eligible assets from the merger with CSFL being greater than the percentage increase in tier 1 capital from the merger. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities.

At December 31, 2020, we had $37.8 billion in assets and 5,184 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial services, including deposit accounts such as checking accounts, NOW accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, merchant services, factoring, and a wide range of correspondent banking services for community banks and others.

Recent Events

COVID-19

The COVID-19 pandemic has severely restricted the level of economic activity in our markets. Specifically due to the COVID-19 pandemic, the federal and state governments in which we have financial centers and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of some businesses that have been deemed to be non-essential.

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

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has had a significant impact on our business and operations. As part of our efforts to practice social distancing, in March 2020, we closed all of our banking lobbies and began conducting most of our business through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, we allowed a majority of our non-customer facing workforce to work from home. In October 2020, we reopened our banking lobbies in our branch locations, but a majority of our support staff is still working from home. To support our customers or to comply with law, we have deferred loan payments from 90 to 180 days for consumer and commercial customers. For customers directly impacted by the COVID-19, we suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers.

Future governmental actions may require more of these and other types of customer-related responses. For non-FHA insured loans that were not directly impacted by the COVID-19, normal collection efforts and foreclosure filings resumed at the end of the third quarter 2020. Eviction actions remain suspended through December 31, 2020 per Centers for Disease Control and Prevention Agency Order 2020-19654.

As of December 31, 2020, we have deferrals of $255.2 million, or 1.12%, of our total loan portfolio, excluding loans held for sale and PPP loans. For commercial loans, the standard deferral was 90 days for both principal and interest, 120 days of principal payments only or 180 days of interest payments only. For consumer and mortgage loans, the standard deferral was 120 days of both principal and interest or 180 days of interest only. We have actively reached out to our customers to provide guidance and direction on these deferrals. In terms of available lines of credit, the company has not experienced an increase in borrowers drawing down on their lines. As of December 31, 2020, below are the loan portfolios which we view are of the greatest risk:

●	Lodging (hotel / motel) loan portfolio - 18% of the portfolio was under deferral, and the weighted average loan to value (“LTV”) was 52%. The Company had $974 million, or 4.3% of the total loan portfolio, excluding loans held for sale and PPP loans, in lodging loans.
●	Restaurant loan portfolio – 1% of the portfolio was under deferral, and the weighted average LTV of real estate secured was 56%. The Company had $488 million, or 2.2% of the total loan portfolio, excluding loans held for sale and PPP loans, in restaurants.
●	Retail loan portfolio – 0.2% of retail CRE loan portfolio was under deferral and the weighted average LTV was 58%. The Company currently has $2.2 billion, or 9.6% of the total loan portfolio, excluding loans held for sale and PPP loans, in retail CRE loans.

We have extended credit to both customers and non-customers related to the PPP. During 2020, we produced approximately 20,000 loans totaling approximately $2.4 billion through the PPP. While deferrals have been decreasing materially since the third quarter, given the fluidity of the pandemic and the risk there may be new lockdowns or restrictions on business activities to slow the spread of the virus, there is no guarantee that some loan not currently on deferral might return to deferral status.

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

We are monitoring the impact of the COVID-19 pandemic on our results of operations and financial condition. We implemented ASU 2016-13 in the first quarter of 2020 related to the calculation for our ACL for loans, investments, unfunded commitments and other financial assets. Considering the COVID-19 pandemic in our CECL models and moving to one CECL model (with the merged bank) during the third quarter of 2020, we recorded a provision for credit losses of $236.0 million in 2020, which was significantly higher than $12.8 million recorded in 2019. The increase mainly was from the second quarter 2020, where the provision for credit losses was comprised of three major components: (1) $119.1 million for the day 1 provision for loans without significant credit deterioration (“Non-PCD”) acquired from CSFL, (2) $31.3 million from the legacy South State loan portfolio, and (3) $1.1 million from the acquired CSFL loan portfolio since the merger date. We also adjust our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses. At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold, as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Additional detail in regards to the goodwill analysis is disclosed below under the Goodwill and Other Intangible Assets section of the Recent Events.

CenterState Bank Corporation Merger

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, the holding company for CSB, in a stock transaction.  Pursuant to the merger agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation in the Merger, and (ii) immediately following the Merger, SSB merged with and into CSB, with CSB continuing as the surviving bank in the Bank Merger. In connection with the Bank Merger, CSB changed its name to South State Bank, National Association. CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing

37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.3 billion including the value of the conversion of outstanding warrants, stock options and restricted stock units totaling $10.3 million.

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

As a result of the Bank Merger, the Bank became a national banking association that is subject to primary supervision and regulation by the OCC and subject to the National Bank Act and is no longer subject to supervision and regulation by the SCBFI. In addition, the FDIC is no longer the Bank’s primary federal regulator, and the Bank is now a member of the Federal Reserve System.

Branch Consolidation and Other Cost Initiatives

As a part of the ongoing evaluation of customer service delivery and efficiencies, the Company consolidated 20 branch locations in the fourth quarter 2020.  The expected cost associated with these closures and cost initiatives is estimated to be approximately $5.0 million, and primarily includes personnel, facilities and equipment cost.  The annual savings in 2021 of these closures is expected to be $7.0 million, and the impact in 2020 was approximately $900,000.  Eleven of the locations were in Florida, five in South Carolina, two in North Carolina, one in Georgia and one in Alabama.  The Company subsequently announced consolidation of an additional 4 branch locations which is expected to take in place in the first quarter 2021.

Capital Management

During 2020, the Company repurchased a total of 320,000 shares for $24.7 million or $77.23 per share (excluding commission expense). On January 27, 2021, the Board of Directors of the Company approved the authorization of a new 3.5 million share Company stock repurchase plan (the “2021 Repurchase Program”). This 2021 Repurchase Plan replaced in its entirety the Company’s stock repurchase plan announced on June 13, 2019. Additional detail on the 2021 Repurchase Plan is discussed in the Note 32—Subsequent Events of our audited consolidated financial statements.

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

Business Combinations

We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which now requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at the time of acquisition. In addition, both the credit discount and non-credit discount or premium resulting from acquiring a pool of purchased financial assets that do not qualify as PCD assets shall be allocated to each individual asset. This combined discount or premium shall be accreted to interest income using the effective yield method.

For further discussion of our loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 5—Loans and Note 6—Allowance for Credit Losses to the audited condensed consolidated financial statements.

Allowance for Credit Losses or ACL

The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Due to the Merger between the Company and CSFL, effective June 7, 2020, Management collectively evaluated loans utilizing two different methodologies for the second quarter 2020. Subsequently during the third quarter 2020, Management adopted one methodology. Management used the one systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects Management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for Management’s current estimate of expected credit losses. See Note 1—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 6—Allowance for Credit Losses and “Provision for Credit Losses” in this MD&A.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. Prior to the merger with CSFL, we classified former branch sites as held for sale OREO. During the second quarter of 2020 and with the merger with CSFL, the Company elected to reclassify these assets as bank property held for sale and report on a separate line within the Consolidated Balance Sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Consolidated Statements of Income. Subsequent adjustments to this value are described below in the following paragraph.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of December 31, 2020 and 2019, the balance of goodwill was $1.6 billion and $1.0 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

We evaluated the carrying value of goodwill as of April 30, 2020, our annual test date, considering the effects of COVID-19 and determined that no impairment charge was necessary. Our stock price has historically traded above its book value. However, during the first quarter of 2020, our stock price fell below book value and remained below book value until November, 2020. This drop in stock price was mainly in reaction to the COVID-19 pandemic, which has affected stock prices of companies in almost all industries. The lowest trading price for our stock during 2020 was $40.42, which was below book value of $65.49. However, our stock price closed on December 31, 2020 at $72.30, which is above the book value. The Company completed its annual valuation of the carrying value of goodwill as of April 30, 2020, taking into account the Company’s drop in stock price in 2020, and the effect that the COVID-19 pandemic has had and continues to have on the U.S. economy and the economies of the markets in which we operate. Along with its internal analysis, the Company received a limited independent third-party valuation of its goodwill, and based upon the valuation and our analysis, we determined that no impairment charge was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition. If the COVID-19 pandemic continues and the economy continues to deteriorate and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, ACL, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, California, Colorado, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, New York, New York City and Virginia. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2020 or 2019.

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

Consolidated net income available to common shareholders decreased by $65.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease reflects an increase in provision for credit losses and an increase in noninterest expense. Partially offsetting these negative effects on net income was an increase in interest income, a decrease in interest expense, an increase in noninterest income and a decrease in the provision for income taxes. Below are key highlights of our results of operations during 2020:

●	Consolidated net income available to common shareholders decreased 35.3% to $120.6 million in 2020 compared to $186.5 million in 2019, and decreased $58.2 million or 32.6%, from $178.9 million in 2018.
●	Basic earnings per common share decreased 59.3% to $2.20 in 2020, from $5.40 in 2019 and decreased 55.1% from $4.90 in 2018.
●	Diluted earnings per common share decreased 59.1% to $2.19 in 2020, from $5.36 in 2019, and decreased 54.9% from $4.86 in 2018.
●	Book value per common share was $65.49 at the end of 2020, a decrease from $70.32 at the end of 2019 and from $66.04 at the end of 2018. The merger with CSFL was the primary reason for an increase in total equity of $2.27 billion as of December 31, 2020 compared to as of December 31, 2019. The total intangible assets, including goodwill as of December 31, 2020, also due to the merger with CSFL, increased by $663.8 million compared to the balance as of December 31, 2019. These changes resulted the intangible assets as a percentage of total equity to decrease to 37.1% as of December 31, 2020 from 44.1% as of December 31, 2019. In addition, the decrease in 2020 was the result of the percentage increase of 110.3% in the common shares outstanding, mainly due to the merger with CSFL, being greater than the percentage increase of 95.9% in total equity, also mainly due to the merger. The equity was also negatively affected by the payment of dividends on common stock, the repurchase of 320,000 shares on the open market and the reduction in equity from the adoption of ASU 2016-13 during 2020. The increase in 2019 was the result of the increase in shareholders’ equity from net income and the increase in accumulated other comprehensive income along with the decline in common shares outstanding due to our repurchase of 2,165,000 shares during 2019, partially offset by the reduction in equity from our share repurchases and dividends paid on our common stock.
●	Return on average assets was 0.42% in 2020, a decrease from 1.21% in 2019 and 1.23% in 2018. The decrease in 2020 compared to 2019, was driven by the increase in total average assets of 86.4%, or $13.3 billion, to $28.8 billion in 2020, as well as a decline in net income of 35.3%, or $65.9 million, to $120.6 million in 2020. The increase in average assets was mainly related the merger with CSFL in the second quarter of 2020 while the decline in net income was mainly due to the Day 1 provision for credit losses and expenses related to the merger with CSFL. The decrease in 2019 compared to 2018, was driven by the increase in total average assets of 6.1%, or $887.4 million, to $15.4 billion in 2019, while net income rose only 4.3%, or $7.6 million, to $186.5 million in 2019.

●	Return on average common shareholders’ equity decreased to 3.35% in 2020, compared to 7.89% in 2019, and 7.63% in 2018. The decrease in 2020 compared to 2019, was driven by both an increase in average common shareholders’ equity of 52.5%, or $1.2 billion and a decline in net income of 35.3%, or $65.9 million, in 2020. The increase in average equity was due to the equity issued in the merger with CSFL in the second quarter of 2020 and the decline in net income was mainly due to the Day 1 provision for credit losses and expenses related to the merger with CSFL. The increase in 2019 compared to 2018, was driven by an increase in net income of 4.3%, or $7.6 million, in 2019, compared to a smaller percentage increase in average common shareholders’ equity of 0.9% or $20.0 million, in 2019.
●	Our dividend payout ratio was 81.45% for 2020 compared with 30.94% in 2019 and 28.27% in 2018. The increase in the dividend payout ratio in 2020 compared to 2019, was due to the increase in dividends paid of 70.3%, or $40.6 million as well as the decline in net income available to common shareholders which decreased 35.3%. The increase in the dividends paid was due the increase in outstanding shares from the merger with CSFL and the decline in net income was mainly due to the Day 1 provision for credit losses and expenses related to the merger with CSFL. The increase in the dividend payout ratio in 2019 compared to 2018, was due to the percentage increase in dividends paid of 14.1%, or $7.1 million, being higher than the percentage increase in net income available to common shareholders which increased 4.3%.
●	Our common equity to assets ratio decreased to 12.30% in 2020, compared with 14.90% in 2019 and 16.12% in 2018. The decrease in 2020, compared to 2019, was the result of the percentage increase in total assets of 137.4% being greater than the percentage increase in shareholders’ equity of 95.9%. The decrease in 2019, compared to 2018, was the result of the percentage increase in total assets of 8.5% being greater than the percentage increase in shareholders’ equity of 0.3%.

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

The Federal Reserve’s Federal Open Market Committee’s target for federal funds was gradually increased to a range of 2.25% to 2.50% for the year ended December 31, 2018. During 2019, the federal funds target rate remained at the 2.25% to 2.50% range until July 2019 when the Federal Reserve began to drop the federal funds target rate. In the last half of 2019, the Federal Reserve dropped the federal funds target rate 75 bps to the range of 1.50% to 1.75% at December 31, 2019. The Federal Reserve then dropped the federal funds target rate 150 bps to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. This drop in interest rates in 2019 and 2020 affected both our net interest income and net interest margin. The yield on our non-acquired loan portfolio decreased 38 bps in 2020 from 2019 after increasing 19 bps in 2019 from 2018. The yield on all interest-earning assets declined in 2020 compared to 2019 by 83 bps. This has had an overall negative effect on our net interest income and net interest margin in 2020.

We have also decreased the rates paid on most of our deposit products in 2020 as interest rates have decreased. As a result, the cost of interest-bearing deposits decreased 40 bps in 2020 after increasing 22 bps in 2019. The overall cost on all interest-bearing liabilities declined in 2020 compared to 2019 by 41 bps. The decrease in the rate/cost of interest-bearing liabilities has had a positive effect on our net interest income and net interest margin for 2020, however, the negative effect on the yield on interest earning assets has been greater.

2020 compared to 2019

Net interest income and net interest margin highlighted for the year ended December 31, 2020, compared to 2019:

●	Our net interest income increased by $322.2 million, or 63.9%, to $826.5 million during 2020, compared to 2019, as interest income increased $319.2 million and interest expense declined $3.0 million.
●	Our interest income increased by $319.2 million with acquired loan interest income increasing by $258.8 million because of higher average balances of acquired loans of $6.1 billion, higher non-acquired loan interest income of $51.0 million due to a higher average balance of $2.1 billion, higher investment securities interest income of $8.5 million because of higher average balances of $1.2 billion and higher interest income of $6.6 million on loans held for sale due to higher average balances of $250.4 million. These increases in interest income were partially offset by a $5.7 million decline in federal funds sold and repurchase agreements interest income as the yield declined by 191 bps, offsetting the effects of the average balance increasing by $2.4 billion. The effects from the increases in average balance of interest-earning assets have outweighed the effects of the declines in average yields in 2020.
●	Average interest-earning assets increased $12.0 billion, or 89.8%, to $25.5 billion in 2020, compared to 2019 mainly due to the merger with CSFL. The average balance of our acquired loans portfolio increased by $6.1 billion as the Company acquired $13.0 billion in loans from the merger with CSFL in June 2020. The average balance of our non-acquired loan portfolio increased $2.1 billion because of organic growth. In addition, the average balance of federal funds sold, securities purchased under agreements to resell and interest-bearing deposits increased $2.4 billion and the average balance of investment securities increased $1.2 billion, as we acquired $2.6 billion in cash and cash equivalents and $1.2 billion in investment securities in the merger with CSFL. The increase in the average balance of loans held for sale was due to both the increase in volume from the merger with CSFL along with the decrease in interest rates in 2020.
●	Overall, our yield on interest-earning assets in 2020 decreased 83 bps from 2019, due to a falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 bps from July 2019 to October 2019 and then dropped the federal funds target rate 150 bps to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic. The yield on the non-acquired loan portfolio declined 38 bps, on the acquired loan portfolio of 147 bps, on the investment securities by 81 bps, on federal funds sold, securities purchased under agreements to resell and interest-bearing deposits of 191 bps and loans held for sale by 97 bps.
●	Our interest expense decreased by of $3.0 million in 2020 compared to 2019 with interest expense on interest-bearing deposits declining $10.5 million because of a lower average cost of 40 bps and with interest expense on federal funds purchased and repurchase agreements declining $677,000 because of a lower average cost of 58 bps. These declines in interest expense were partially offset by an increase interest expense from borrowings of $8.2 million because of a higher average balance of $362.7 million, mainly due to the assumption of borrowings from the merger with CSFL. The effects from the declines in average cost of interest-bearing liabilities have outweighed the effects of the increases in average balance in 2020.
●	Average interest-bearing liabilities increased $7.5 billion, or 77.9%, to $17.1 billion in 2020 compared to 2019 mainly due to the merger with CSFL. The average balance of interest-bearing deposits increased $6.8 billion as the Company acquired $10.3 billion in interest-bearing deposits from the merger with CSFL in June 2020. The average balance of federal funds purchased and repurchase agreements increased $270.9 million as the Company acquired $401.5 million in federal funds purchased and repurchase agreement from the merger with CSFL. The average balance of borrowings increased $362.7 million as the Company assumed $271.5 million in borrowings from the merger with CSFL along with the average balance of FHLB Advances held during 2020 being higher by $175.8 million in 2020 compared to 2019.
●	The average cost of interest-bearing liabilities in 2020 compared to 2019 decreased 41 bps. This decrease occurred in all categories of funding and was due to the falling interest rate environment in the last half of 2019 and in 2020. The average cost on interest bearing deposits declined 40 bps, federal funds purchased and repurchase agreement declined 58 bps and borrowing declined 18 bps. The decline in the average cost of borrowing due to the decline in interest rates was partially offset by the higher average cost on the subordinated debentures assumed in the merger with CSFL in the second quarter of 2020 along with the rising costs of the cash flow hedges on $700 million of FHLB advances held during most of 2020. The $700 million in FHLB advances and the cash flow hedges tied to these advances were paid-off and terminated in the fourth quarter of 2020.
●	Both the non-tax equivalent and the tax equivalent net interest margin decreased by 51 bps 2020 compared to 2019 due to the decline in the yield on interest earning assets of 83 bps, which was only partially offset by the lower cost of interest-bearing liabilities of 41 bps. Our interest-earning assets have repriced more quickly than our interest-bearing liabilities as rates have fallen in the last half of 2019 and in 2020 causing the net interest margin to decline.

2019 compared to 2018

Net interest income and net interest margin highlighted for the year ended December 31, 2019, compared to 2018:

●	Our net interest income decreased by $8.9 million, or 1.7%, to $504.3 million during 2019, compared to 2018, as increases in interest income were more than offset by increases in interest expense.
●	Our interest income increased $23.6 million in 2019, primarily because of a $73.7 million increase in interest income on non-acquired loans, a $4.4 million increase in interest income from investment securities and a $5.9 million increase in interest income on federal funds sold and securities purchased under agreements to resell and interest-bearing deposits, partially offset by a $60.9 million decrease in interest income on acquired loans. The increase in interest income was due primarily to both higher average balances on interest-earning assets (other than acquired loans) and higher yields on non-acquired loans and investment securities, as follows:
◾	Average interest-earning assets increased $811.9 million, or 6.4%, to $13.4 billion in 2019, compared to 2018. The average balance of our non-acquired loan portfolio increased $1.4 billion because of organic growth. In addition, the average balance of federal funds sold, securities purchased under agreements to resell and interest-bearing deposits increased $286.3 million and the average balance of investment securities increased $198.1 million, as we had more funds to invest as a result of growth in total deposits and other borrowings. These increases were partially offset by a $1.0 billion decrease in the average balance of our acquired loan portfolio.
◾	The average yield on non-acquired loans increased 19 bps in 2019, compared to 2018, while the average yield on investment securities increased 11 bps, each due to the higher rate environment for most of 2019, compared to 2018, as the Federal Reserve increased the federal funds target rate 100 bps from December 2017 to December 31, 2018.
●	Overall, our yield on interest-earning assets in 2019 decreased ten bps from 2018, due to a change in asset mix, as the average balance of acquired loans (our highest yielding asset at 6.37%) declined $1.0 billion and the average balance of federal funds sold, securities purchased under agreements to resell and interest-bearing deposits (our lowest yielding asset at 2.06%) increased $286.3 million, which more than offset the increased average yields and balances on our non-acquired loan portfolio and investment securities in 2019 (discussed above). Our loan portfolio continues to remix with 81% of the portfolio comprised of non-acquired loans and 19% comprised of acquired loans at December 31, 2019, compared to 72% and 28%, respectively, on December 31, 2018. The decrease in the acquired loan portfolio as a percentage of the total loan portfolio in 2019 was due to continued payoffs, charge-offs, transfers to OREO, and renewals of acquired loans that are moved to our non-acquired loan portfolio.
●	Our interest expense increased $32.6 million in 2019, primarily because of a $20.5 million increase in deposit interest expense and an $11.8 million increase in other borrowing interest expense. These increases were due primarily to higher average balances of $174.2 million in interest-bearing deposits and higher average balances of $496.8 million in other borrowings.
●	Overall, the average cost of interest-bearing liabilities for 2019 increased 30 bps from 2018, due primarily to a 23-basis point increase in the cost of interest-bearing deposits and a $496.8 million increase in the average balance of other borrowings (our highest cost interest-bearing liability at 2.75%). The average cost of deposits increased from 0.54% during 2018 to 0.76% in 2019, due to the higher interest rate environment for most of 2019, compared to 2018, and because of increased competition for deposits in our markets. The increase in the average balance of other borrowing was due to our strategic decision to use a longer term FHLB funding strategy to fund balance sheet growth, resulting in the average balance of FHLB advances increasing $496.4 million in 2019. We have borrowed $700 million in FHLB borrowings since March 2019 to lock in longer term low cost funds.
●	Our net interest margin decreased by 31 bps to 3.76% in 2019, compared to 4.07% in 2018. Our net interest margin (taxable equivalent) decreased by 32 bps to 3.77% in 2019, compared to 4.09% in 2018. These decreases were due mainly to the increase in the cost of interest-bearing liabilities of 30 bps, the decline in the average balance of acquired loans of $1.0 billion (our highest yielding asset), the increase in the average balance of federal funds sold, securities purchased under agreements to resell and interest-

bearing deposits of $286.3 million (our lowest yielding asset) and the increase in the average balance of other borrowings of $496.8 million (our highest cost interest-bearing liability).
●	The yield on interest-earning assets and the cost on interest-bearing liabilities began to decline during the last half of 2019 as the Federal Reserve Bank reduced the federal funds target rate 75 bps during the period. Our interest-earning assets have repriced more quickly than our interest-bearing liabilities as rates have fallen during the last six months of the year causing the net interest margin to decline.

Table 1—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Year Ended December 31,
	2020			2019			2018
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$10,728,150	$419,458	3.91%	$8,594,639	$368,437	4.29%	$7,179,467	$294,704	4.10%
Acquired loans, net	8,643,706	423,432	4.90%	2,582,234	164,597	6.37%	3,586,146	225,453	6.29%
Loans held for sale	296,914	8,308	2.80%	46,553	1,756	3.77%	31,255	1,321	4.23%
Investment securities:
Taxable	2,588,208	47,420	1.83%	1,528,418	39,949	2.61%	1,410,097	35,563	2.52%
Tax‑exempt	322,947	7,212	2.23%	184,239	6,186	3.36%	203,517	6,152	3.02%
Federal funds sold and securities purchased under agreements to resell and time deposits	2,880,699	4,198	0.15%	480,064	9,902	2.06%	193,798	4,015	2.07%
Total interest‑earning assets	25,460,624	910,028	3.57%	13,416,147	590,827	4.40%	12,604,280	567,208	4.50%
Noninterest‑earning assets:
Cash and due from banks	312,832			228,393			233,515
Other assets	3,287,870			1,837,656			1,750,844
Allowance for loan losses	(299,814)			(53,369)			(47,183)
Total noninterest‑earning assets	3,300,888			2,012,680			1,937,176
Total assets	$28,761,512			$15,428,827			$14,541,456
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$10,473,213	$27,306	0.26%	$5,574,504	$35,915	0.64%	$5,243,094	$23,063	0.44%
Savings deposits	2,064,183	2,074	0.10%	1,342,733	4,304	0.32%	1,441,264	4,526	0.31%
Certificates and other time deposits	2,953,735	26,061	0.88%	1,734,333	25,701	1.48%	1,793,035	17,863	1.00%
Federal funds purchased and securities sold under agreements to repurchase	553,110	1,950	0.35%	282,172	2,627	0.93%	312,768	2,356	0.75%
Other borrowings	1,017,435	26,172	2.57%	654,753	18,005	2.75%	157,992	6,184	3.91%
Total interest‑bearing liabilities	17,061,676	83,563	0.49%	9,588,495	86,552	0.90%	8,948,153	53,992	0.60%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	7,148,289			3,222,504			3,112,204
Other liabilities	946,131			254,176			137,450
Total noninterest‑bearing liabilities	8,094,420			3,476,680			3,249,654
Shareholders’ equity	3,605,416			2,363,652			2,343,649
Total noninterest‑bearing liabilities and shareholders’ equity	11,699,836			5,840,332			5,593,303
Total liabilities and shareholders’ equity	$28,761,512			$15,428,827			$14,541,456
Net interest spread			3.08%			3.50%			3.90%
Net interest income and margin (non‑taxable equivalent)		$826,465	3.25%		$504,275	3.76%		$513,216	4.07%
TEFRA (included in net interest income and margin, tax equivalent)		4,592			2,072			2,560
Net interest income and margin (taxable equivalent)		$831,057	3.26%		$506,347	3.77%		$515,776	4.09%
Impact of interest free funds			0.17%			0.26%			0.17%
(1)	Nonaccrual loans are included in the above analysis.

Table 2—Volume and Rate Variance Analysis

	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$91,460	$(40,439)	$51,021	$58,089	$15,644	$73,733
Acquired loans	386,371	(127,536)	258,835	(63,114)	2,258	(60,856)
Loans held for sale	9,444	(2,892)	6,552	647	(212)	435
Investment securities:
Taxable	27,700	(20,229)	7,471	2,984	1,402	4,386
Tax exempt(3)	4,657	(3,631)	1,026	(583)	617	34
Federal funds sold and securities purchased under agreements to resell and time deposits	49,516	(55,220)	(5,704)	5,982	(95)	5,887
Total interest income	569,148	(249,947)	319,201	4,005	19,614	23,619
Interest expense on:
Deposits
Transaction and money market accounts	31,561	(40,170)	(8,609)	1,458	11,394	12,852
Savings deposits	2,313	(4,543)	(2,230)	(309)	87	(222)
Certificates and other time deposits	18,070	(17,710)	360	(585)	8,423	7,838
Federal funds purchased and securities sold under agreements to repurchase	2,522	(3,199)	(677)	(230)	501	271
Other borrowings	9,973	(1,806)	8,167	19,444	(7,623)	11,821
Total interest expense	64,439	(67,428)	(2,989)	19,778	12,782	32,560
Net interest income	$504,709	$(182,519)	$322,190	$(15,773)	$6,832	$(8,941)
(1)	The rate/volume variance for each category has been allocated on the same basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2020, 2019, and 2018, noninterest income comprised 27.4%, 22.2%, and 22.1%, respectively, of total net interest income and noninterest income. Note that recoveries on acquired loans were no longer recorded through the income statement beginning in 2020 with the adoption of CECL. These recoveries are now recorded through the allowance for credit losses on the balance sheet.

Table 3—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Service charges on deposit accounts	$55,669	$51,931	$50,996
Debit, prepaid, ATM and merchant card related income	28,650	23,504	30,653
Mortgage banking income	106,202	17,564	13,590
Trust and investment services income	29,437	29,244	30,229
Correspondent banking and capital market income	64,743	2,892	1,267
Securities gains (losses), net	50	2,711	(655)
Bank owned life insurance income	11,379	5,760	6,005
Recoveries on acquired loans	—	6,847	9,117
Other	15,010	3,112	4,547
Total noninterest income	$311,140	$143,565	$145,749

2020 compared to 2019

Our noninterest income increased 116.7% for the year ended December 31, 2020 compared to 2019 resulting primarily from the merger with CSFL in June of 2020. In addition, the following was also noted:

●	Service charges on deposit accounts and debit, prepaid, ATM and merchant card related income was higher in 2020 by $8.9 million than in 2019, due primarily to the increase in customers and activity through the merger with CSFL during the second quarter of 2020. Service charges on deposit accounts increased $3.7 million which was mainly attributable to an increase in service charge maintenance fees on checking accounts. Debit, prepaid, ATM and merchant card related income increased $5.1 million and was mainly attributable to an increase in debit card income.
●	Mortgage banking income increased by $88.6 million, or 504.7%, which was comprised of $85.2 million, or 491.8%, increase from mortgage income in the secondary market, and a $3.5 million, or 1389.3%, increase from mortgage servicing related income, net of the hedge. These increases were directly attributable to the increase in volume resulting from the low interest rate environment brought on by the pandemic and monetary policy of the US Government during 2020 along with the increase in volume due to the merger with CSFL. The increase in mortgage income from the secondary market in 2020 was due to a $93.1 million increase in the gain on sale of mortgage loans net of the cost related to mortgage production. This increase was offset by a $8.0 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades. The increase in mortgage servicing related income, net of the hedge in 2020 was due to a $1.9 million increase in servicing fee income along with a $1.6 million increase in the change in fair value of the MSR including decay.
●	The merger with CSFL resulted in a significant increase in correspondent banking and capital markets income. The income for 2020 increased by $61.9 million, or 2138.7%. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Bank owned life insurance (“BOLI”) income is now reported separately (not included in Other Income) in the table above and increased by $5.6 million, or 97.6%, due to the merger with CSFL. Total BOLI increased to $559.4 million at December 31, 2020 as the Company acquired $333.1 million in BOLI through the merger with CSFL in 2020.
●	Recoveries on acquired loans declined by $6.8 million, given these are no longer recorded through the income statement, but through the balance sheet as a result of the adoption of CECL.
●	Securities gains, net, declined by $2.7 million compared to 2020. During 2019, securities gains were mainly a result of selling VISA Class B shares at a gain of $5.4 million partially offset by net realized losses of $2.7 million on lower yielding securities that were sold during the year.
●	Other income increased by $11.9 million primarily from income related to the merger with CSFL. Two of the largest categories were from the servicing and sale of SBA loans, which increased $5.7 million, and from an increase in rental income of $1.4 million.

2019 compared to 2018

Our noninterest income decreased 1.5% for the year ended December 31, 2019 compared to 2018 resulting primarily from the following:

●	Fees on deposit accounts decreased $6.2 million, or 7.6%, which resulted primarily from decreased bankcard service income of $7.1 million, due to a decline in net debit card income of $8.3 million because of the cap on fees charged related to the Durbin amendment, which became effective for us on July 1, 2018 (The Durbin amendment is a provision of federal law that requires the Federal Reserve to limit a bank’s fees charged to retailers for debit card processing, if the bank has over $10 billion in assets.) These decreases were partially offset by an increase in service charges on deposit accounts of $1.0 million, in ATM income of $413,000 and an increase in credit card sales income of $624,000. The increase in deposit

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

Reclassification of Interchange network costs

ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of noninterest expense as Bankcard expense. For the years ended December 31, 2020, 2019 and 2018, gross interchange and debit card transaction fees totaled $30.2 million, $24.4 million, and $33.0 million, respectively, while the related network costs totaled $16.5 million, $11.9 million, and $12.1 million, respectively. On a net basis, we reported $13.7 million, $12.5 million, and $20.9 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income in Fees on Deposit Accounts for the years ended December 31, 2020, 2019 and 2018. (See Bankcard Services Income section below for a discussion on the decline in gross interchange fees during 2019 and 2018).

Bankcard Services Income

Banks with over $10 billion in total assets, such as the Bank, are subject to the requirements of the Federal Reserve’s regulations issued pursuant to the Durbin Amendment relating to interchange transaction fees for debit cards. This means, beginning on July 1, 2018, the Bank may receive a maximum permissible interchange fee equal to no more than $0.21 plus 5 bps of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for many types of debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange began reducing our revenues as of July 1, 2018. As noted above, bankcard income including interchange transaction fees is included in “Fees on deposit accounts”. For the years ended December 31, 2019 and 2018, we earned approximately $23.7 million and $31.2 million, respectively, in interchange transaction fees for debit cards. We estimate that bankcard service income was reduced by approximately $10.0 million during the third and fourth quarters of 2018 and approximately $20.0 million in 2019 due to the Durbin Amendment’s impact on the amount that we may charge for interchange transaction fees.

Noninterest expense represents the largest expense category for our company. During 2020 and 2019, we continued to emphasize careful controls around our noninterest expense, while also working through the CSFL merger. With that, our expenses in 2020 increased $393.0 million or 97.1% from 2019 and decreased $16.3 million or 3.9% in 2019 from 2018.

Table 4—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Salaries and employee benefits	$416,599	$234,747	$233,130
Occupancy expense	75,587	47,457	49,165
Information services expense	59,843	35,477	34,322
OREO expense and loan related	3,568	3,242	3,510
Pension plan termination expense	—	9,526	—
Amortization of intangibles	26,992	13,084	14,209
Business development and staff related expense	10,125	9,382	10,132
Supplies and printing	3,636	1,866	1,996
Postage expense	5,043	4,015	3,843
Professional fees	14,033	10,325	8,883
FDIC assessment and other regulatory charges	10,713	4,545	8,405
Advertising and marketing	4,092	4,309	4,221
Merger and branch consolidation related expense	85,906	4,552	29,868
Swap termination expense	38,787	—	—
Other	42,720	22,111	19,243
Total noninterest expense	$797,644	$404,638	$420,927

2020 compared to 2019

Noninterest expense increased $393.0 million, or 97.1% for the year ended December 31, 2020 compared to 2019 resulting primarily the merger with CSFL in June 2020. Below includes additional discussion:

●	Salary and employee benefits increased by $181.9 million, or 77.5%, as all categories of salaries and benefits expense increased due to the merger with CSFL. With the merger, the number of full-time equivalent employees increased 103.5% from 2,547 at December 31, 2019 to 5,184 at December 31, 2020

●	In the fourth quarter of 2020, the company terminated three cash flow hedges (SWAPs) given the current low interest rate environment and expectation of low interest rates in the foreseeable future resulting in a termination cost of $38.8 million.

●	Merger and branch consolidation related expense increased $81.4 million, or 1787.2%. This increase was related primarily to the merger with CSFL and includes cost both before and after the merger, including professional fees, severance, contract terminations, branch consolidations, fixed assets written off and other related cost. The costs in 2019 were mainly related to the consolidation of 13 branches during the year.

●	Information services expense increased $24.4 million, or 68.7%. This increase was related to the additional cost associated with facilities, employees and systems added through our merger with CSFL. Our number of branches increased by 129, or 83.2% from 155 at December 31, 2019 to 285 at December 31, 2020.

●	Occupancy expense increased $28.1 million, or 59.3%. This increase was related to the additional cost associated with facilities added resulting from our merger with CSFL. Our number of branches increased by 129, or 83.2% from 155 at December 31, 2019 to 285 at December 31, 2020.

●	Amortization of intangibles increased $13.9 million, or 106.3%. This increase was due to the merger with CSFL which resulted in the Company recording a core deposit intangible asset of $125.9 million and a correspondent banking customer intangible asset of $10.0 million in 2020.

●	FDIC assessment and other regulatory charges increased $6.2 million, or 135.7%. This increase was mainly due to the addition of assets and liabilities acquired through our merger with CSFL in the second quarter of 2020.

●	In 2019, the Company recorded a pension plan termination expense of $9.5 million related to the termination of our pension plan. This resulted in the recognition of the losses from the pension plan that were being held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million.

●	Other noninterest expense increased by $20.6 million, or 93.2%. This increase was mainly due to a general increase in expenses due to the merger with CSFL including loan expenses, insurance expense, donations, various operational reserves, miscellaneous taxes and miscellaneous operating charge-offs. There was also a $6.5 million increase in passive losses recorded in 2020 related to tax credit partnerships. We added approximately $29 million more in these CRA investments in 2020, of which $13.8 million were acquired through the merger with CSFL. We added approximately $39 million of CRA investments in 2019.

2019 compared to 2018

Noninterest expense decreased $16.3 million, or 3.9% for the year ended December 31, 2019 compared to 2018 resulting primarily from the following:

●	Merger and branch consolidation related expense decreased $25.3 million, or 84.8%. This decrease in costs was related to the higher costs in 2018 associated with the merger with PSC, which occurred in the fourth quarter of 2017 and the conversion in the second quarter of 2018. The costs in 2019 were mainly related to the consolidation of 13 branches during the year.

●	FDIC assessment and other regulatory charges decreased by $3.9 million, or 45.9%. This decrease was mainly due to our receipt of our small bank assessment credit of $2.4 million in 2019 from the FDIC, which was applied to the assessment to be paid in September 2019 ($1.6 million) and December 2019 ($760,000). This decrease was also related to the elimination of the surcharge assessment that occurred in the fourth quarter of 2018 and the change in risk related to certain acquired loans, which resulted in lower assessments beginning in the fourth quarter of 2018.

●	Occupancy expense decreased by $1.7 million, or 3.5%. This decrease was related to the cost savings related to the merger with PSC and branch consolidations that occurred during 2019. Our number of branches decreased by 13, or 7.7%, from 168 at December 31, 2018 to 155 at December 31, 2019.

●	Amortization of intangibles decreased $1.1 million, or 7.9%. This decrease was due to the decline in amortization of core deposit intangibles as time passed from the applicable merger dates.

These decreases were partially offset by:

●	Pension plan termination expense of $9.5 million related to the termination of our pension plan which resulted in the recognition of the losses from the pension plan that were being held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million.

●	Other noninterest expense increased by $2.1 million, or 7.2%. This increase was mainly due to a $2.3 million increase in passive losses recorded in 2019 related to low income housing tax credit partnerships. We added approximately $39 million more in these CRA investments in 2019.

●	Salaries and employee benefits increased $1.6 million, or 0.7%. This increase was mainly due to an increase in salaries, wages and commission of $4.5 million partially offset by a decline in incentives of $2.4 million and benefits of $429,000. The increase in salaries and wages was mainly due to normal annual raises in 2019 and the increase in commissions was mainly related to the increase in mortgage production with the declining interest rate environment in the last half of 2019. The decline in incentives in 2019 was based upon the measurement against our goals compared to 2018.

●	Professional fees increased $1.4 million, or 16.2%. This increase was mainly due to consulting fees related to the implementation of ASU No 2016-13 – Financial Instruments – Credit Losses or “CECL” which becomes effective for us on January 1, 2020.

Income Tax Expense

Our effective tax rate decreased to (16.02)% at December 31, 2020, compared to 19.07% at December 31, 2019. The reduced rate is primarily the result of an income tax benefit recorded in the fourth quarter of 2020 related to the ability to carryback tax losses under the CARES Act. Without the impact of this one-time item, the effective tax rate was 14.24%, which was lower compared to 2019 due to a decrease in pre-tax book income.

Financial Condition

Overview

At December 31, 2020, we had total assets of approximately $37.8 billion, consisting principally of $12.3 billion in non-acquired loans, $9.5 billion in acquired non-credit deteriorated loans, $2.9 billion in acquired credit deteriorated loans, net of $457 million allowance for credit losses and $4.4 billion in investment securities. Our liabilities at December 31, 2020 totaled $33.1 billion, consisting principally of deposits of $30.7 billion, borrowings of $1.2 billion and derivative liabilities of $804.8 million. At December 31, 2020, our shareholders’ equity was $4.6 billion.

At December 31, 2019, we had total assets of approximately $15.9 billion, consisting principally of $9.3 billion in non-acquired loans, $1.8 billion in acquired non-credit impaired loans, $356.8 million in acquired credit impaired loans, net of allowance and $2.0 billion in investment securities. Our liabilities at December 31, 2019 totaled $13.5 billion, consisting principally of deposits of $12.2 billion. At December 31, 2019, our shareholders’ equity was $2.4 billion.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division, that was inherited with our CSFL acquisition in June 2020. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our “Consolidated Statements of Income”. Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time and totaled $10.7 million at December 31, 2020. This activity was initiated to take advantage of market opportunities, when presented, for short-term revenue gains. See Note 3 in our “Notes to Consolidated Financial Statements” for a summary of purchases, sales and revenue recognized for the year ended December 31, 2020.

Investment Securities

We use investment securities, the second largest category of interest-earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements and as collateral for derivative exposure. At December 31, 2020 and 2019, investment securities totaled $4.4 billion and $2.0 billion, respectively. For the year ended December 31, 2020, average investment securities were $2.9 billion, or 11.4% of average earning assets, compared with $1.7 billion, or 12.8% of average earning assets for the year ended December 31, 2019. The expected average life of the investment portfolio at December 31, 2020 was approximately 4.35 years, compared with 4.69 years at December 31, 2019. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held-to-maturity or available-for-sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

The following table presents the reported values of investment securities for the past five years:

Table 5—Values of Investment Securities

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Held‑to‑maturity (amortized cost):
Government‑sponsored entities debt	$25,000	$—	$—	$—	$—
State and municipal obligations	—	—	—	2,529	6,094
Mortgage‑backed securities	930,542	—	—	—	—
Total held‑to‑maturity	$955,542	$—	$—	$2,529	$6,094
Available‑for‑sale (fair value):
Government‑sponsored entities debt	29,256	25,941	48,251	85,509	84,642
State and municipal obligations	520,039	208,415	200,768	220,437	107,402
Mortgage‑backed securities	2,767,675	1,721,691	1,268,048	1,340,687	803,577
Corporate securities	13,702	—	—	1,560	2,559
Total available‑for‑sale	3,330,672	1,956,047	1,517,067	1,648,193	998,180
Total other investments	160,443	49,124	25,604	23,047	10,707
Total investment securities	$4,446,657	$2,005,171	$1,542,671	$1,673,769	$1,014,981

During 2020, our total investment securities increased $2.4 billion, or 121.8%, from December 31, 2019. The merger with CSFL added $1.2 billion of investment securities and our purchases of investment securities totaled $2.4 billion. These were partially offset by maturities, calls and paydowns of investment securities totaling $1.0 billion and sales totaling $100.7 million during 2020. Net amortization of premiums was $22.2 million during 2020. We increased our investment securities strategically with the excess funds from deposit growth in 2020. In the third and fourth quarter of 2020, we also sold certain state and municipal obligations where the overall credit of the issuer was a concern and some lower yielding mortgage-backed securities. The proceeds from the security sales along with additional on balance sheet liquidity were used for security purchases in the third and fourth quarters of 2020. The Company elected to classify some of these securities as held-to-maturity, primarily agency and certain mortgage backed securities.

At December 31, 2020, the unrealized net gain of the available-for-sale investment securities portfolio was $62.6 million, or 1.9%, above its amortized cost basis. Comparable valuations at December 31, 2019 reflected a total available-for-sale investment portfolio fair value that was $15.3 million, or 0.8%, below its amortized cost basis. The increase in fair value in the available-for-sale investment portfolio at December 31, 2020 compared to December 31, 2019 was mainly due to the decrease in interest rates during 2020. At December 31, 2020, the unrealized net gain of the held-to-maturity investment securities portfolio was $1.6 million, 0.2%, above its amortized cost basis. At December 31, 2019, the Company had no held-to-maturity securities.

Table 6—Credit Ratings of Investment Securities

			Unrealized
	Amortized	Fair	Net Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
December 31, 2020
Government-sponsored entities debt	$54,882	$54,257	$(625)	$54,882	$—	$—	$—
State and municipal obligations	502,575	520,039	17,464	500,606	—	—	1,969
Mortgage-backed securities *	3,652,560	3,699,857	47,297	457,678	—	—	3,194,882
Corporate securities	13,562	13,702	140	—	—	—	13,562
	$4,223,579	$4,287,855	$64,276	$1,013,166	$—	$—	$3,210,413

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

Held-to-maturity

As described above the Company elected to classify some of its securities purchased during 2020 as held-to-maturity. These are securities that the Company does not intend to sell and expects to hold to maturity. The securities consist of $25.0 million of agency securities and $930.5 million of mortgage-backed securities. The following are highlights of our held-to-maturity portfolio:

●	Total held-to-maturity portfolio totaled $955.5 million, representing all 2020 purchases.
●	The balance of securities held-to-maturity represented 2.5% of total assets at December 31, 2020.

Available-for-sale

Securities available-for-sale consist mainly of debentures of government-sponsored entities, state and municipal bonds, and mortgage-backed securities. At December 31, 2020, investment securities with both a fair value and amortized cost of $3.3 billion, were classified as available-for-sale. The adjustment for net unrealized gains of $62.6 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the consolidated balance sheet as a component of accumulated other comprehensive gain. The following are highlights of our available-for-sale securities:

●	Total securities available-for-sale increased $1.4 billion, or 70.3%, from the balance at December 31, 2019. The unrealized gain/loss position on the investment portfolio increased $47.4 million and net amortization of premiums was $21.9 million during 2020. The acquisition of CSFL added $1.2 billion of available-for-sale securities. We purchased $1.3 billion of available-for-sale investment securities in 2020, partially offset by maturities, calls and paydowns totaling $1.0 billion and sales totaling $100.7 million in 2020. The sales in 2020 were mainly related to restructuring our portfolio to fit our investment strategy and risk profile.
●	The balance of securities available-for-sale represented 8.8% of total assets at December 31, 2020 and 12.6% of total assets at December 31, 2019.
●	Interest income earned on all investment securities in 2020 was $54.6 million, an increase of $8.5 million, or 18.4%, from $46.1 million in 2019. The increase was due to a $1.2 billion increase in average balances which was partially offset by a reduction in the yield on investment securities. The yield on investment securities declined 81 bps during 2020, to 1.88%, primarily a result of repricing the CSFL portfolio at acquisition and lower yields on securities purchased during 2020. In 2020, we used a portion of our excess liquidity from deposit growth and lower loan growth to increase the size of our investment portfolio.

At December 31, 2020, we had 86 investment securities (including both available-for-sale and held-to-maturity) in an unrealized loss position, which totaled $5.3 million. See Note 4—Investment Securities in the consolidated financial statements for additional information. The decrease in the number of securities in a loss position and the relative percentage of loss to portfolio size was primarily a result of the decrease in interest rates during 2020 as both short and long-term interest rates declined during the year.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2020 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not we will be required to sell the debt securities. See Note 1—Summary of Significant Account Policies for further discussion.

Other Investments

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2020, we determined that there was no impairment on our other investment securities. As of December 31, 2020, other investment securities represented approximately $160.4 million, or 0.42% of total assets and primarily consisted of FRB and FHLB stock which totals $129.8 million and $15.1 million, respectively. There were no gains or losses on the sales of these securities during 2020 or 2019.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(7)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held‑to‑maturity (amortized cost)
Government‑sponsored entities debt(1)	$—	—%	$—	—%	$—	—%	$25,000	1.54%	$25,000	1.54%
Mortgage‑backed securities(2)	—	—%	—	—%	88,735	1.06%	841,807	1.66%	930,542	1.60%
Total held‑to‑maturity	$—	—%	$—	—%	$88,735	1.06%	$866,807	1.66%	$955,542	1.60%
Available‑for‑sale (fair value)
Government‑sponsored entities debt(1)	$—	—%	$—	—%	$—	—%	$29,256	1.46%	$29,256	1.46%
State and municipal obligations(3)(4)	6,458	2.75%	18,695	3.03%	84,708	2.71%	410,178	2.35%	520,039	2.44%
Mortgage‑backed securities(2)	3,240	—%	64,891	2.39%	442,498	1.53%	2,257,046	1.53%	2,767,675	1.54%
Corporate securities(5)	—	—%	—	—%	12,699	4.28%	1,003	4.50%	13,702	4.29%
Total available‑for‑sale	$9,698	1.83%	$83,586	2.54%	$539,905	1.78%	$2,697,483	1.65%	$3,330,672	1.69%
Total other investments(6)	—	—%	—	—%	—	—%	160,443	1.18%	160,443	1.18%
Total investment securities(7)	$9,698	1.83%	$83,586	2.54%	$628,640	1.68%	$3,724,733	1.63%	$4,446,657	1.66%
Percent of total	0%		2%		14%		84%
Cumulative percent of total	0%		2%		16%		100%
(1)	The expected average life for government sponsored entities debt securities is 3.51 years; 3.92 years for held-to-maturity and 3.16 years for available-for-sale.
(2)	The expected average life for mortgage-backed securities is 4.09 years; 4.71 years for held-to-maturity and 3.87 years for available-for-sale.
(3)	Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.
(4)	The expected average life for state and municipal obligations is 6.38 years.
(5)	The expected average life for corporate securities is 3.71 years.
(6)	FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(7)	The expected average life for the total investment securities portfolio is 4.35 years (not including FHLB and corporate stock with no maturity date).
(8)	The available-for-sale securities, in the table above, are reported at fair value; held-to-maturity securities are presented at amortized cost.

Loan Portfolio

Our loan portfolio remains our largest category of interest-earning assets. At December 31, 2020, total loans, excluding held for sale loans, were $24.7 billion, which was an overall increase of $13.3 billion, or 116.8%, from the balance at the end of 2019. Non-acquired loan growth was $3.0 billion, or 32.8% for 2020, which was made up of an 6.8% increase in consumer real estate loans, a 28.9% increase in non-owner occupied real estate loans, a 27.1% increase in commercial owner occupied real estate loans, a 115.1% increase in commercial and industrial loans, a 12.1% increase in other income producing property and a 12.8% increase in consumer non real estate loans. The increases in non-acquired loans were due to organic growth and PPP loans. Total acquired loans increased by $10.3 billion. The increase in acquired loans was due to the addition of $13.0 billion from the merger with CSB during the second quarter of 2020, net of $2.7 billion in principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio.

Acquired loans as a percentage of total loans increased to 50.2% at December 31, 2020 compared to 18.7% at December 31, 2019. As of December 31, 2020, non-acquired loans as a percentage of the overall portfolio were 49.8% compared to 81.3% at December 31, 2019. Average total loans outstanding during 2020 were $19.4 billion, an increase of $8.2 billion, or 73.3%, over the 2019 average of $11.2 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 5—Loans and Note 6—Allowance for Credit Losses in the consolidated financial statements.)

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

Table 8—Distribution of Loans by Type

The comparative periods in the below table reflect the loan portfolio prior to the adoption of ASU 2016-13. Prior periods were reported with the acquired loans being net of unearned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Non‑owner occupied real estate(3)	$2,974,251	$481,010	$844,323	$1,220,523	$44,718
Consumer real estate(2)	2,067,664	685,163	871,238	1,031,202	569,149
Commercial owner occupied real estate	1,823,209	307,193	421,841	521,818	27,195
Commercial and industrial	2,112,514	101,880	212,537	398,696	13,641
Other income producing property	274,165	95,697	133,110	196,669	39,342
Consumer	206,812	89,484	111,777	137,710	142,654
Other	254	—	—	1,289	—
Total acquired - non-purchased credit deteriorated loans	9,458,869	1,760,427	2,594,826	3,507,907	836,699
Acquired - purchased credit deteriorated loans (PCD):
Non‑owner occupied real estate(4)	1,274,664	80,720	113,076	145,609	149,344
Consumer real estate(2)	561,483	142,350	179,266	224,674	222,114
Commercial owner occupied real estate	752,290	67,491	95,861	115,385	94,593
Commercial and industrial	178,907	3,588	8,230	18,974	18,262
Other income producing property	68,177	32,240	50,808	68,190	62,856
Consumer	80,288	35,457	42,482	50,598	58,772
Total acquired ‑ purchased credit deteriorated loans (PCD)	2,915,809	361,846	489,723	623,430	605,941
Total acquired loans	12,374,678	2,122,273	3,084,549	4,131,337	1,442,640
Non-acquired loans:
Non‑owner occupied real estate(1)	3,581,474	2,779,498	2,256,996	1,839,768	1,295,179
Consumer real estate(2)	2,815,584	2,637,467	2,431,413	1,967,902	1,580,839
Commercial owner occupied real estate	2,266,593	1,784,017	1,517,551	1,262,776	1,177,745
Commercial and industrial	2,755,726	1,280,859	1,054,952	815,187	671,398
Other income producing property	245,106	218,617	214,353	193,847	178,238
Consumer	607,234	538,481	448,664	378,985	324,238
Other loans	17,739	13,892	9,357	33,690	13,404
Total non‑acquired loans	12,289,456	9,252,831	7,933,286	6,492,155	5,241,041
Total loans (net of unearned income)	$24,664,134	$11,375,104	$11,017,835	$10,623,492	$6,683,681
(1)	Includes $1.3 billion, $968.4 million, $841.4 million, $830.9 million, and $580.5 million of construction and land development loans at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

(2)	Includes loans on both 1-4 family owner occupied property, as well as 1-4 family investment property.
(3)	Includes $503.8 million, $33.6 million, $165.1 million, $403.4 million, and $10.1 million of construction and land development loans at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(4)	Includes $115.1 million, $15.3 million, $30.9 million, $43.6 million, and $39.9 million of construction and land development loans at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

Real estate mortgage loans continue to comprise the largest segment of our loan portfolio. As of December 31, 2020 compared to December 31, 2019:

●	Non-acquired loans were $12.3 billion, or 49.8% of total loans and acquired loans were $12.4 billion, or 50.2% of total loans at December 31, 2020. This compared to non-acquired loans of $9.3 billion, or 81.3% and acquired loans of $2.1 billion, or 18.7% at December 31, 2019. The increase in non-acquired loans of $3.0 billion was due to organic growth and to the addition of $958.0 million in PPP loans in 2020 which are included in the commercial loan category. Total acquired loans increased by $10.3 billion, as compared to the same period in 2019. The increase in acquired loans was due to the addition of $13.0 billion in loans from the merger with CSFL during the second quarter of 2020, net of $2.7 billion in principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio.
●	Non-acquired loans secured by non-owner occupied and consumer real estate were $6.4 billion and comprised 25.9% of the total loan portfolio. This was an increase of $980.1 million, or 18.1%, over December 31, 2019. Acquired loans secured by non-owner occupied and consumer real estate were $6.9 billion and comprised 27.9% of the total loan portfolio. This was an increase of $5.5 billion, or 395.1%, over December 31, 2019 due to the merger with CSFL. Between both the non-acquired and acquired portfolios, 53.8% of loans were non-owner occupied and consumer real estate loans.
●	Of these non-acquired real estate loans, $3.6 billion, or 14.5% of the loan portfolio were secured by non-owner occupied real estate. Loans secured by consumer real estate were $2.8 billion, or 11.4% of the total loan portfolio. This compared to loans secured by non-owner occupied real estate of $2.8 billion, or 24.4% and to loans secured by consumer real estate of $2.6 billion, or 23.2% at December 31, 2019.
●	Of these acquired real estate loans, $4.2 billion, or 17.2% of the loan portfolio were secured by non-owner occupied real estate at December 31, 2020. Loans secured by consumer real estate were $2.6. billion, or 10.7% of the total loan portfolio. This compared to acquired loans secured by non-owner occupied real estate of $561.7 million, or 4.9% and to loans secured by consumer real estate of $827.5 million, or 7.3% at December 31, 2019.
●	Non-acquired and acquired commercial owner-occupied real estate loans were $4.8 billion, or 19.6% of the total loan portfolio at December 31, 2020 compared to $2.2 billion, or 19.0% at December 31, 2019. Non-acquired commercial owner-occupied real estate loans totaled $2.3 billion and increased $482.6 million through organic growth and acquired commercial owner-occupied real estate loans totaled $2.6 billion and increased $2.2 billion from December 31, 2019 compared to December 31, 2020 through the merger with CSFL.
●	Non-acquired and acquired commercial loans were $5.0 billion, or 20.5% of the total loan portfolio at December 31, 2020 compared to $1.4 billion, or 12.2% at December 31, 2019. Non-acquired commercial loans totaled $2.8 billion and increased $1.5 billion and acquired commercial loans totaled $2.3 billion and increased $2.2 billion from December 31, 2019 compared to December 31, 2020. The non-acquired commercial loan growth included $958.0 million of PPP loans originated in 2020. The growth in the acquired commercial loans includes $975.5 million of PPP acquired in the CSFL merger in the second quarter of 2020.

Total loan interest income, excluding interest income on held for sale loans, was $842.9 million in 2020, an increase of $309.9 million, or 58.1%, over $533.0 million in 2019, due to a $2.1 billion increase in the average balance of our non-acquired loan portfolio and a $6.1 billion increase in the average balance of our acquired loan portfolio. The growth in the non-acquired loan portfolio average balance was due to normal organic growth and PPP loans. The growth in the acquired loan portfolio was due to the merger with CSFL. The effects on interest income from the increases in average portfolio balances were offset by a 38 bps decrease in the yield on the non-acquired portfolio and a 148 bps decrease in the yield on the acquired portfolio. The yield on the non-acquired loan portfolio decreased from 4.29% in 2019 to 3.91% in 2020 while the yield on acquired loan portfolio decreased from 6.37% to 4.90% in 2020. The decline in the yield on the non-acquired loan portfolio and on the acquired loan portfolio was mainly due to the falling interest rate environment as the Federal Reserve dropped the federal funds target rate 150 bps to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic.

Total construction and land development loans were $1.9 billion at December 31, 2020 compared to $1.0 billion at December 31, 2019. Non-acquired construction and land development loans increased $311.7 million in 2020 from $968.4 million at December 31, 2019 to $1.3 billion. Acquired construction and land development loans increased $570.1 million in 2020 from $48.9 million at December 31, 2019 to $619.0 million. During 2020, we have seen our construction and land development loan portfolio increase by $881.8 million of which a majority of this increase was due to the loans acquired from the CSFL merger. Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.

Consumer real estate loans were comprised of $4.1 billion in consumer owner occupied loans and $1.3 billion in home equity line loans at December 31, 2020. This compares to $2.7 billion in consumer owner occupied loans and $758.0 million in home equity lines loans at December 31, 2019. Non-acquired loans secured by consumer real estate were comprised of $2.2 billion in consumer owner occupied loans and $609.2 million in home equity loans at December 31, 2020. At December 31, 2019, we had $2.1 billion in consumer owner occupied loans and $518.6 million in home equity loans in the non-acquired loan portfolio. Acquired loans secured by consumer real estate comprised of $1.9 billion in consumer owner occupied loans and $727.5 billion in home equity loans at December 31, 2020. At December 31, 2019, we had $588.1 million in consumer owner occupied loans and $239.4 million in home equity loans in the acquired loan portfolio. During 2020, we have seen the consumer real estate loan portfolio increase by $2.0 billion from 2019 with the acquired consumer real estate loans comprising $1.8 million of that increase through the merger with CSFL.

The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2020.

Table 9—Maturity Distribution of Non-acquired Loans

December 31, 2020		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Non‑owner occupied real estate	$3,581,474	$372,688	$1,613,067	$1,595,719
Consumer real estate	2,815,584	29,017	104,010	2,682,557
Commercial owner occupied real estate	2,266,593	144,374	847,617	1,274,602
Commercial and industrial	2,755,726	519,964	1,708,178	527,584
Other income producing property	245,106	31,300	145,748	68,058
Consumer	607,234	32,393	232,347	342,494
Other loans	17,739	17,739	—	—
Total non‑acquired loans	$12,289,456	$1,147,475	$4,650,967	$6,491,014

At December 31, 2020 and 2019, our non-acquired non owner-occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $1.5 billion and $1.6 billion, respectively. The adjustable interest rate loan balance in this loan category was $1.7 billion and $963.4 million, respectively. The non-acquired commercial owner-occupied loans, with fixed rates and maturities greater than a year, had a balance of $1.7 billion and $1.5 billion, respectively. The adjustable interest rate loan balance in this loan category was $384.3 million and $157.0 million, respectively. The non-acquired commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $2.0 billion and $875.3 million, respectively. The adjustable interest rate loan balance in this loan category was $254.1 million and $102.6 million, respectively.

The table below shows the contractual maturity of the acquired non-purchased credit deteriorated loan portfolio at December 31, 2020.

Table 10—Maturity Distribution of Acquired Non-purchased Credit Deteriorated Loans

December 31, 2020		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Non‑owner occupied real estate	$2,974,251	$325,534	$933,550	$1,715,167
Consumer real estate	2,067,664	133,511	333,942	1,600,211
Commercial owner occupied real estate	1,823,209	121,930	543,449	1,157,830
Commercial and industrial	2,112,514	1,215,526	328,441	568,547
Other income producing property	274,165	30,884	80,083	163,198
Consumer	206,812	7,296	59,767	139,749
Other	254	254	—	—
Total acquired - non-purchased credit deteriorated loans	$9,458,869	$1,834,935	$2,279,232	$5,344,702

At December 31, 2020 and 2019, our acquired non-purchased credit deteriorated non owner-occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $970.3 million and $185.2 million, respectively. The adjustable interest rate loan balance in this loan category was $1.7 billion and $223.1 million, respectively. The acquired non-purchased credit deteriorated commercial owner occupied loans, with fixed rates and maturities greater than a year, had a balance of $684.0 million and $167.3 million, respectively. The adjustable interest rate loan balance in this loan category was $1.0 billion and $92.5 million, respectively. The acquired non-purchased credit deteriorated commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $768.6 million and $60.4 million, respectively. The adjustable interest rate loan balance in this loan category was $128.4 million and $12.2 million, respectively.

The table below shows the contractual maturity of the acquired credit impaired loan portfolio at December 31, 2020.

Table 11—Maturity Distribution of Acquired Purchased Credit Deteriorated Loans

December 31, 2020		1 Year	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 Years
Non‑owner occupied real estate	$1,274,664	$135,399	$402,670	$736,595
Consumer real estate	561,483	40,302	95,676	425,505
Commercial owner occupied real estate	752,290	67,440	223,368	461,482
Commercial and industrial	178,907	35,834	87,229	55,844
Other income producing property	68,177	13,267	27,927	26,983
Consumer	80,288	23,120	23,736	33,432
Total acquired ‑ purchased credit deteriorated loans (PCD)	$2,915,809	$315,362	$860,606	$1,739,841

At December 31, 2020 and 2019 our acquired purchased credit deteriorated non-owner occupied real estate loans, with fixed rates and maturities greater than a year, had a balance of $408.7 million and $54.4 million, respectively. The adjustable interest rate loan balance in this loan category was $730.6 million and $1.3 million, respectively. The acquired purchased credit deteriorated commercial owner-occupied loans, with fixed rates and maturities greater than a year, had a balance of $325.0 million and $43.3 million, respectively. The adjustable interest rate loan balance in this loan category was $359.8 million and $5.3 million, respectively. The acquired purchased credit deteriorated commercial and industrial loan category, with fixed rates and maturities greater than a year, had a balance of $98.0 million and $1.6 million, respectively. The adjustable interest rate loan balance in this loan category was $45.1 million and $603,000, respectively.

Troubled Debt Restructurings (“TDRs”)

We designate expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a troubled debt restructuring (“TDR”) with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession meets the criteria as defined under the CARES Act. At December 31, 2020 and 2019, total TDRs were $19.7 million and $13.5 million, respectively, of which $14.6 million were accruing restructured loans at December 31, 2020, compared to $10.9 million at December 31, 2019. We do not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past five years is shown below:

Table 12—Nonperforming Assets

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-acquired:
Nonaccrual loans	$16,035	$19,724	$14,179	$13,415	$12,485
Accruing loans past due 90 days or more	9,586	514	191	491	281
Restructured loans	3,550	2,578	648	925	1,979
Total nonperforming loans	29,171	22,816	15,018	14,831	14,745
Other real estate owned (“OREO”) (3) (7)	552	875	1,376	908	2,681
Other nonperforming assets (4)	136	136	135	121	71
Total nonperforming assets excluding acquired assets	29,859	23,827	19,055	17,367	18,743
Acquired:
Nonaccrual loans (1)	75,603	10,839	13,489	9,397	4,728
Accruing loans past due 90 days or more	2,065	275	162	50	106
Total acquired nonperforming loans (2)	77,668	11,114	13,651	9,447	4,834
Acquired OREO and other nonperforming assets:
Acquired OREO (3) (8)	11,362	5,664	4,777	5,436	11,149
Other acquired nonperforming assets (4)	206	184	247	475	637
Total acquired OREO nonperforming assets	11,568	5,848	7,755	9,263	15,026
Total nonperforming assets	$119,095	$40,789	$40,461	$36,077	$38,603
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (5)	0.24%	0.26%	0.24%	0.27%	0.36%
Total nonperforming assets as a percentage of total assets (6)	0.08%	0.15%	0.13%	0.12%	0.21%
Nonperforming loans as a percentage of period end loans (5)	0.24%	0.25%	0.19%	0.23%	0.28%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (5)	0.48%	0.36%	0.37%	0.34%	0.58%
Total nonperforming assets as a percentage of total assets (6)	0.32%	0.26%	0.28%	0.25%	0.43%
Nonperforming loans as a percentage of period end loans (5)	0.43%	0.30%	0.26%	0.23%	0.29%
(1)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans). In prior periods, these loans, which were called acquired credit impaired (“ACI”) loans were excluded from nonperforming assets. The adoption of CECL resulted in the discontinuation of the pool-level accounting for ACI loans and replaced it with loan-level evaluation for nonaccrual status. The Company’s nonperforming loans increased by $21.0 million in the first quarter of 2020 from these loans. The Company has not assumed or taken on any additional risk relative to these assets.
(2)	Periods prior to the adoption of CECL exclude the acquired credit impaired loans that are contractually past due 90 days or more totaling $9.2 million, $16.8 million, $16.7 million, and $14.8 million as of December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, respectively, including the valuation discount.
(3)	Excludes certain property no longer intended for bank use.
(4)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.

(5)	Loan data excludes mortgage loans held for sale.
(6)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(7)	Excludes non-acquired bank premises held for sale of $2.2 million, $2.7 million, $2.5 million, $1.5 million, and $1.2 million as of December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, and December 31, 2016, respectively, that is now separately disclosed on the balance sheet.
(8)	Excludes acquired bank premises held for sale of $33.8 million, $2.7 million, $2.7 million, $3.4 million and $3.2 million as of December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, and December 31, 2016, respectively, that is now separately disclosed on the balance sheet.

Total non-acquired nonperforming loans were $29.2 million, or 0.24% of total non-acquired loans, an increase of approximately $6.4 million, or 27.9%, from December 31, 2019. The increase in nonperforming loans was driven primarily by an increase in accruing loans past due 90 days or more of $9.1 million, an increase in restructured nonaccrual loans of $1.0 million, offset by a decline in primarily commercial nonaccrual loans of $3.7 million. The accruing loans past due 90 days or more are deemed to be low risk and almost all of these loans were brought current in January 2021. Acquired nonperforming loans were $77.7 million, or 0.63% of total acquired loans, an increase of $66.6 million, or 598.8%, from December 31, 2019. The increase in acquired nonperforming loans was mainly driven by the addition of the nonperforming loans related to the merger with CSFL in the second quarter of 2020, as well as the addition of $21.0 million in the first quarter of 2020, formerly accounted for as credit impaired loans (with ASU 2016-13 are now considered PCD loans). The Company has not assumed or taken on any additional risk relative to these assets.

Non-acquired nonperforming loans increased by approximately $6.7 million during the fourth quarter of 2020 from the level at September 30, 2020. The increase was mainly due to an increase in accruing loans past due 90 days or more of $8.9 million, offset by a decline in primarily commercial nonaccrual loans of $2.2 million. The non-acquired accruing loans past due 90 days or more are deemed to be low risk and almost all of these loans were brought current in January 2021. Acquired nonperforming loans decreased by approximately $12.3 million during the fourth quarter of 2020 from the level at September 30, 2020. The decrease was mainly due to $14.8 million returning to accrual status or paying off, $1.5 million moving to OREO, offset by new non-accruing loans of $4.0 million. The top ten nonaccrual loans at December 31, 2020 totaled $12.9 million and consisted of three loans located in South Carolina, one in North Carolina, three in the Georgia, one in Alabama and two in Florida. These loans comprise 14.1% of total nonaccrual loans at December 31, 2020, with the majority being real estate collateral dependent. We do not currently hold a specific reserve against any of these ten loans due to carrying balance being below current collateral value.

At December 31, 2020, non-acquired OREO decreased by $323,000 from the balance at December 31, 2019 to $552,000. At December 31, 2020, non-acquired OREO consisted of 7 properties with an average value of $79,000, an decrease of $131,000 in the average value from December 31, 2019, when we had 17 properties. In the fourth quarter of 2020, we added one property with an aggregate value of $29,000 into non-acquired OREO, and we sold two properties with a basis of $62,000 in that same quarter. We recorded a net gain of $2,000 on the properties sold during the quarter. Our non-acquired OREO balance of $552,000 at December 31, 2020 is comprised of 3% in the Coastal Region (Beaufort to Myrtle Beach, 6% in the Charlotte region, 78% in the Low Country region (Orangeburg), 4% in the Central region (Columbia), 4% in the North Georgia region and 5% in the Upstate region (Greenville and Spartanburg).

At December 31, 2020, acquired OREO increased by $5.7 million from the balance at December 31, 2019 to $11.4 million. At December 31, 2020, non-acquired OREO consisted of 35 properties with an average value of $325,000, an increase of $125,000 from December 31, 2019, when we had 42 properties. In the fourth quarter of 2020, we added six properties with an aggregate value of $1.3 million into acquired OREO, and we sold 18 properties with a basis of $2.6 million in that same quarter. We recorded a net gain of $784,000 on the properties sold during the quarter. Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned (“OREO”) under Critical Accounting Policies and Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on our OREO policies.)

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $5.9 million, or 0.05% of total non-acquired loans outstanding at December 31, 2020, compared to $7.5 million, or 0.08% of total non-acquired loans outstanding at December 31, 2019. Potential problem loans related to acquired loans totaled $13.4 million, or 0.11%, of total acquired loans at December 31, 2020. In 2019, only potential problem non-credit impaired acquired loans were reported, which were $4.4 million, or 0.25% of total acquired non-credit impaired loans at December 31, 2019. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have concern about the borrower’s ability to comply with present repayment terms.

Provision for Credit Losses

As stated previously, the Company adopted ASC Topic 326 on January 1, 2020. The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company established the incremental increase in the ACL at adoption date through equity and subsequent adjustments through a provision for credit losses charged to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

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

The Company merged with CSFL on June 7, 2020. For the second quarter ended June 30, 2020, given the proximity of the merger date to the quarter end, Management collectively evaluated loans from each legacy loan portfolio utilizing pre-existing methodologies implemented prior to the merger and aggregated the result. During the third quarter of 2020, Management consolidated the two methodologies into one to arrive at the ACL recorded at September 30, 2020 for both the ACL related to the loan portfolio and the reserve related to the unfunded commitments (off-balance-sheet credit exposures). The new methodology for unfunded commitments utilizes a funding rate, as opposed to a utilization rate which was a method applied to the South State legacy portfolio prior to the third quarter, to determine the reserve for each respective segment of unfunded commitments. This new method, along with the change in mix of unfunded commitments, resulted in an increase in the reserve for legacy South State Bank unfunded commitments during the third quarter of 2020.

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

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2020, the accrued interest receivable for loans recorded in Other Assets was $93.9 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As part of the new combined ACL methodology implemented during the current year, Management completed a funding study based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applied this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Prior to the third quarter, the Company applied a utilization rate instead of a funding rate to the South State legacy portfolio to determine the reserve for unfunded commitments.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 1—Significant Accounting Policies and Note 6—Allowance for Credit Losses for further details. As of December 31, 2020, the balance of the ACL was $457.3 million or 1.85% of total loans. The ACL increased $17.1 million from the balance of $440.2 million recorded at September 30, 2020. This increase during the fourth quarter of 2020 included a $18.0 million provision for credit losses partially offset by $0.8 million in net charge-offs. For the year ended December 31, 2020, the ACL increased $400.1 million from the balance of $56.9 million. This increase included a $199.4 million provision for credit losses during the period (which includes $109.4 million of provision recorded for non-PCD loans acquired through the merger with CSFL), a $149.4 million allowance for credit losses recorded on acquisition date on PCD loans acquired from CSFL and an increase of $54.5 million through the impact of the initial adoption of CECL. These increases were partially offset by $2.8 million in net charge-offs. The impact of COVID-19 was modeled in the forecasted loss period and macroeconomic assumptions.

At December 31, 2020, the Company also had a reserve on unfunded commitments of $43.4 million which was recorded in Other Liabilities on the Balance Sheet, compared to $43.2 million at September 30, 2020. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its reserve on unfunded commitments by $6.5 million in the first quarter of 2020. During the year ended December 31, 2020, the provision for credit losses on unfunded commitments was $36.6 million. Of these amounts, $9.6 million was related to the merger with CSFL during the second quarter of 2020. These amounts were recorded in the provision for credit losses on the Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during 2020.

On December 31, 2020, the allowance for credit losses was $457.3 million, or 1.85%, of period-end loans. The ACL provides 4.28 times coverage of nonperforming loans at December 31, 2020. Net charge offs to the total average loans during the year ended December 31, 2020 were 0.01%. We continued to show solid and stable asset quality numbers and ratios as of December 31, 2020. The following table provides the allocation, by segment, for expected credit losses. Because PPP loans are government guaranteed and Management implemented additional reviews and procedures to help mitigate potential losses, Management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

Table 13—Allocation of the Allowance by Segment

	December 31, 2020
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$63,561	18.8%
Residential Mortgage Junior	1,238	0.1%
Revolving Mortgage	16,698	6.0%
Residential Construction	4,914	2.5%
Other Construction and Development	67,197	5.8%
Consumer	26,562	3.9%
Multifamily	7,887	1.7%
Municipal	1,510	2.6%
Owner Occupied Commercial Real Estate	97,104	21.2%
Non Owner Occupied Commercial Real Estate	124,421	25.6%
Commercial and Industrial	46,217	11.8%
Total	$457,309	100.0%

*     Loan balance in each category expressed as a percentage of total loans excluding PPP loans.

The following tables provide the allocation for the non-acquired and acquired credit impaired allowance for loan losses, prior to the adoption of ASU 2016-13. At December 31, 2019, there was no allowance recognized for acquired non-credit impaired loan losses.

Table 14—Allocation of the Allowance for Non-Acquired Loan Losses

(Dollars in thousands)	2019		2018		2017		2016
Real estate:	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial non‑owner occupied	$16,803	30.0%	$14,436	28.5%	$12,446	28.3%	$9,071	24.7%
Consumer	15,784	28.5%	15,347	30.6%	12,918	30.3%	11,031	30.2%
Commercial owner occupied real estate	10,581	19.3%	9,369	19.1%	8,128	19.5%	8,022	22.5%
Commercial and industrial	8,339	13.8%	7,454	13.3%	5,488	12.6%	4,842	12.8%
Other income producing property	1,336	2.4%	1,446	2.7%	1,375	3.0%	1,542	3.4%
Consumer	3,947	5.8%	3,101	5.7%	2,788	5.8%	2,350	6.2%
Other	137	0.2%	41	0.1%	305	0.5%	102	0.2%
Total acquired non‑credit impaired loans	$56,927	100.0%	$51,194	100.0%	$43,448	100.0%	$36,960	100.0%

*     Loan carrying value in each category, expressed as a percentage of total non-acquired loans

Table 15—Allocation of the Allowance for Acquired Credit Impaired Loan Losses

	2019		2018		2017		2016
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial real estate	$1,377	36.2%	$801	40.2%	$288	37.6%	$41	36.1%
Commercial real estate—construction and development	569	6.9%	717	6.7%	180	8.0%	139	7.3%
Residential real estate	2,555	45.1%	2,246	42.4%	3,553	41.8%	2,419	42.6%
Consumer	539	9.8%	761	8.7%	461	8.3%	558	9.8%
Commercial and industrial	24	2.0%	79	2.0%	145	4.3%	238	4.2%
Total	$5,064	100.0%	$4,604	100.0%	$4,627	100.0%	$3,395	100.0%

*     Loan carrying value in each category, expressed as a percentage of total acquired credit impaired loans

The following table presents a summary of the changes in the ACL, for the year ended December 31, 2020:

Table 16—Summary of Changes in ACL

	Year Ended December 31,
	2020
	Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total
Allowance for credit losses at January 1	$56,927	$—	$56,927
Adjustment for implementation of CECL	51,030	3,408	54,438
Allowance Adjustment - FMV for CenterState merger	—	149,404	149,404
Loans charged-off	(9,714)	(4,888)	(14,602)
Recoveries of loans previously charged off	6,333	5,444	11,777
Net charge-offs *	(3,381)	556	(2,825)
Provision for credit losses	210,894	(11,529)	199,365
Balance at end of period	$315,470	$141,839	$457,309

Total loans, net of unearned income:
At period end	$24,664,134
Average **	19,371,856
Net charge-offs as a percentage of average loans (annualized)	0.01%
Allowance for credit losses as a percentage of period end loans	1.85%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	428.04%

*     Net charge-offs at December 31, 2020 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $2.8 million, respectively, that are included in the consumer classification above.

**   Average loans, net of unearned income does not include loans held for sale.

The following table presents changes in the allowance for loan losses on non-acquired loans for the last four years, prior to the adoption of ASU 2016-13:

Table 17—Summary of Non-Acquired Loan Loss Experience

(Dollars in thousands)	2019	2018	2017	2016
Allowance for loan losses at January 1	$51,194	$43,448	$36,960	$34,090
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(81)	(76)	(546)	(270)
Consumer	(253)	(295)	(515)	(1,034)
Commercial owner occupied real estate	(87)	(659)	—	(118)
Commercial and industrial	(622)	(500)	(776)	(876)
Other income producing property	(31)	(2)	(51)	(7)
Consumer	(5,843)	(4,480)	(3,261)	(3,597)
Total charge‑offs	(6,917)	(6,012)	(5,149)	(5,902)
Recoveries:
Real estate:
Commercial non‑owner occupied	1,092	1,351	1,100	1,424
Consumer	478	411	516	433
Commercial owner occupied real estate	174	145	220	54
Commercial and industrial	351	256	343	292
Other income producing property	94	21	85	87
Consumer	1,178	811	689	943
Total recoveries	3,367	2,995	2,953	3,233
Net charge‑offs *	(3,550)	(3,017)	(2,196)	(2,669)
Provision for loan losses	9,283	10,763	8,684	5,539
Allowance for loan losses at December 31	$56,927	$51,194	$43,448	$36,960
Average loans, net of unearned income **	$8,594,639	$7,179,467	$5,914,252	$4,741,294
Ratio of net charge‑offs to average loans, net of unearned income	0.04%	0.04%	0.04%	0.06%
Allowance for loan losses as a percentage of total non‑acquired loans	0.62%	0.65%	0.67%	0.71%

*     Net charge-offs at December 31, 2019, 2018, 2017, and 2016 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $3.7 million, $2.9 million, $2.0 million, and $2.2 million, respectively, that are included in the consumer classification above.

**   Non-acquired average loans, net of unearned income does not include loans held for sale.

The following table presents changes in the allowance for loan losses on acquired non-credit impaired loans for the years ended December 31, 2019, 2018, 2017 and 2016, prior to the adoption of ASU 2016-13:

Table 18—Summary of Acquired Non-Credit Impaired Loan Loss Experience

(Dollars in thousands)	2019	2018	2017	2016
Allowance for loan losses at January 1	$—	$—	$—	$—
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(44)	(107)	(82)	—
Consumer	(269)	(506)	(1,009)	(428)
Commercial owner occupied real estate	(786)	(28)	—	39
Commercial and industrial	(1,289)	(1,108)	(71)	(66)
Other income producing property	(26)	—	—	—
Consumer	(444)	(465)	(468)	(532)
Total charge‑offs	(2,858)	(2,214)	(1,630)	(987)
Recoveries:
Real estate:
Commercial non‑owner occupied	3	8	4	4
Consumer	232	166	434	211
Commercial owner occupied real estate	—	—	2	—
Commercial and industrial	190	63	6	9
Other income producing property	71	—	8	43
Consumer	51	68	23	51
Total recoveries	547	305	477	318
Net charge‑offs	(2,311)	(1,909)	(1,153)	(669)
Provision for loan losses	2,311	1,909	1,153	669
Allowance for loan losses at December 31	$—	$—	$—	$—
Average loans, net of unearned income	$2,162,245	$3,032,182	$1,768,493	$943,005
Ratio of net charge‑offs to average loans, net of unearned income	0.11%	0.06%	0.07%	0.07%

The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the five years ended December 31, 2019, 2018, 2017 and 2016, prior to the adoption of ASU 2016-13:

Table 19—Summary of Acquired Credit Impaired Loan Loss Experience

(Dollars in thousands)	2019	2018	2017	2016
Balance, beginning of the period	$4,604	$4,627	$3,395	$3,706
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial real estate	577	532	247	1
Commercial real estate—construction and development	(148)	657	163	—
Residential real estate	716	(892)	1,662	(129)
Consumer	(222)	303	(83)	533
Commercial and industrial	260	511	64	183
Total provision for loan losses before benefit attributable to FDIC loss share agreements	1,183	1,111	2,053	588
Benefit attributable to FDIC loss share agreements:
Commercial real estate	—	—	—	—
Commercial real estate—construction and development	—	—	—	—
Residential real estate	—	—	—	23
Consumer	—	—	—	—
Commercial and industrial	—	—	—	—
Total benefit attributable to FDIC loss share agreements	—	—	—	23
Total provision for loan losses charged to operations	1,183	1,111	2,053	611
Provision for loan losses recorded through the FDIC loss share receivable	—	—	—	(23)
Reductions due to loan removals:
Commercial real estate	(1)	(19)	—	(16)
Commercial real estate—construction and development	—	(120)	(122)	(38)
Residential real estate	(407)	(415)	(528)	(438)
Consumer	—	(3)	(14)	(288)
Commercial and industrial	(315)	(577)	(157)	(119)
Total reductions due to loan removals	(723)	(1,134)	(821)	(899)
Balance, end of the period	$5,064	$4,604	$4,627	$3,395

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

During 2020, all categories of deposits increased from 2019. Total deposits increased $18.5 billion, or 152.1%, to $30.7 billion during 2020. The year over year growth was primarily due to $15.6 billion in deposits assumed through the merger with CSFL during the second quarter of 2020. Our deposit growth since December 31, 2019 included an increase in interest-bearing demand deposits of $8.6 billion, noninterest-bearing transaction account deposits of $6.5 billion, certificates of deposits of $2.1 billion and saving deposits of $1.4 million. During 2020, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits), which are normally lower cost funds compared to certificate of deposit balances.

The following table presents total deposits for the five years at December 31:

Table 20—Total Deposits

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Demand deposits	$9,711,338	$3,245,306	$3,061,769	$3,047,432	$2,199,046
Savings deposits	2,694,011	1,309,896	1,399,815	1,443,918	799,615
Interest‑bearing demand deposits	14,539,928	5,966,496	5,407,175	5,300,108	3,461,004
Total savings and interest‑bearing demand deposits	17,233,939	7,276,392	6,806,990	6,744,026	4,260,619
Certificates of deposit	3,743,271	1,651,399	1,775,095	1,738,384	872,773
Other time deposits	5,334	3,999	3,079	2,924	1,985
Total time deposits	3,748,605	1,655,398	1,778,174	1,741,308	874,758
Total deposits	$30,693,882	$12,177,096	$11,646,933	$11,532,766	$7,334,423

Overall deposits grew through both the merger with CSFL and organic growth during 2020 from December 31, 2019. The following are key highlights regarding overall growth in total deposits:

●	Total deposits increased $18.5 billion, or 152.1%, for the year ended December 31, 2020, compared to 2019, driven primarily by deposits assumed through the merger with CSFL during the second quarter of 2020. Of the increase in 2020, $15.6 million was related to deposits assumed in the merger with CSFL and $2.9 million was through organic growth.

●	Noninterest-bearing deposits (demand deposits) increased by $6.5 billion, or 199.2%, for the year ended December 31, 2020, when compared with December 31, 2019. Of the increase in 2020, $5.3 million was related to noninterest-bearing deposits assumed in the merger with CSFL and $1.2 million was through organic growth.
●	Money market (Market Rate Checking) and other interest-bearing demand deposits (NOW, IOLTA, and others) increased $8.6 billion, or 143.7%, for the year ended December 31, 2020. Of the increase in 2020, $6.6 million was related to money market and other interest-bearing demand deposits assumed in the merger with CSFL and $2.0 million was through organic growth.
●	Savings deposits increased $1.4 billion, or 105.7%, when compared with December 31, 2019. Of the increase in 2020, $1.0 million was related to savings deposits assumed in the merger with CSFL and $361.3 million was through organic growth.
●	At December 31, 2020, the ratio of savings, interest-bearing, and time deposits to total deposits was 68.4%, a decrease of 4.9% with the ratio of 73.3% at the end of 2019.

The following are key highlights regarding overall growth in average total deposits:

●	Total deposits averaged $22.6 billion in 2020, an increase of $10.8 billion, or 90.7%, from 2019, mainly due to the June 2020 merger with CSFL.
●	Average interest-bearing deposits increased by $6.8 billion, or 79.1%, to $15.5 billion in 2020 compared to 2019, mainly due to the June 2020 merger with CSFL.
●	Average noninterest-bearing demand deposits increased by $3.9 billion, or 121.8%, to $7.1 billion in 2020 compared to 2019, mainly due to the June 2020 merger with CSFL.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 21—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2020	2019	% Change
Within three months	$205,065	$56,400	263.6%
After three through six months	163,930	35,848	357.3%
After six through twelve months	285,611	103,164	176.9%
After twelve months	159,601	107,823	48.0%
	$814,207	$303,235	168.5%

Short-Term Borrowed Funds

Our short-term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements and short-term FHLB Advances. Note 11—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase in our audited financial statements provides a profile of these funds at each year-end, the average amounts outstanding during each period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date. Note 12—Other Borrowings in our audited financial statements provide provides a profile of short-term FHLB advances at each year-end, the average amounts outstanding during each period and the weighted average interest rates on year-end and average balances in each category. Short-term FHLB advances have a maturity of less than one year.

Long-Term Borrowed Funds

Our long-term borrowed funds consist of junior subordinated debt and subordinated debt. Note 12—Other Borrowings in our audited financial statements provides a profile of these funds at each year-end, the balance at year end, the interest rate at year end and the weighted average interest rate for long-term borrowings. Each issuance of junior subordinated debt has a maturity of 30 years, but we can call the debt at any point without penalty.

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2020, shareholders’ equity was $4.6 billion, an increase of $2.3 billion, or 95.9%, compared to the balance at December 31, 2019. The change from year-end was mainly attributable to the increase in equity through the issuance of common stock and the conversion of stock options and restricted stock totaling $2.3 billion from the merger with CSFL during the second quarter of 2020.

The following shows the changes in shareholders’ equity during 2020:

Table 22—Changes in Shareholders’ Equity

Total shareholders' equity at December 31, 2019	$2,373,013
Net income	120,632
Cumulative adjustment pursuant to adoption of ASU 2016-13	(44,820)
Dividends paid on common shares ($1.88 per share)	(98,256)
Net increase in market value of securities available for sale, net of deferred taxes	35,818
Net increase in market value of interest rate swap, net of deferred taxes	10,757
Net decrease in market value of post retirement plan, net of deferred taxes	(3)
Stock options exercised	1,681
Employee stock purchases	1,537
Equity based compensation	23,318
Stock repurchase pursuant to buyback plan (320,000 shares, average price of $ 77.29 per share)	(24,715)
Common stock repurchased - equity plans	(7,716)
Stock issued pursuant to acquisition of CSFL	2,246,327
Stock options and restricted stock acquired and converted pursuant to CSFL acquisition	10,307
Total shareholders' equity at December 31, 2020	$4,647,880

Our equity-to-assets ratio decreased to 12.30% at December 31, 2020 from 14.90% at December 31, 2019. The decrease from December 31, 2019 was due to the percentage increase in equity of 95.9% being less than the percentage increase in total assets of 137.3%. This was mainly due to the increase in assets from the merger with CSFL being greater than the increase in equity from the merger.

On January 25, 2019, our Board of Directors approved a new program to repurchase up to 1,000,000 of our common stock, which were repurchased in the first and second quarter of 2019 at an average price of $69.89 per share (excluding commission expense) for a total of $69.9 million. In June 2019, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The number of shares to be purchased and the timing of the purchases during 2019 and 2020 were based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. In 2019, the Company repurchased a total of 2,165,000 shares for $156.9 million or $72.49 per share (excluding commission expense), of which 1,000,000 shares were from the 2019 Repurchase Program and the remaining 1,165,000 shares were from the revised 2019 Repurchase Program. In 2020, the Company repurchased a total of 320,000 shares for $24.7 million or $77.23 per share (excluding commission expense) from the revised 2019 Repurchase Program. We had 515,000 shares of common stock remaining under the revised 2019 Repurchase Program. On January 27, 2021, the Board of Directors of the Company approved the authorization of a new 3.5 million share Company stock repurchase plan, which replaced in its entirety the revised 2019 Repurchase Program. Additional detail on the newly approved plan is discussed in the Note 32—Subsequent Events of our audited consolidated financial statements.

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

●a total risk-based capital ratio of 8%; and

●a leverage ratio of 4%.

Under the current capital rules, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the capital rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. With the merger with CSFL during the second quarter of 2020, the Company’s $115.0 million in trust preferred securities no longer qualifies for Tier 1 capital and is now only included in Tier 2 capital for regulatory capital calculations. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When the current capital rules were first implemented, the Bank exercised its one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, allowing us to retain our pre-existing treatment for AOCI.

In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital), resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

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

The federal banking agencies revised their regulatory capital rules to (i) address the implementation of CECL; (ii) provide an optional three-year phase-in period for the day 1 adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. CECL became effective for us on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects on regulatory capital from ASU 2016-13 at adoption, the Company initially elected the option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in.

In 2020, in response to the COVID-19 pandemic, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021, and that amount will be subject to the three-year phase out. The Company chose the five-year transition method and is deferring the recognition of the effects from day 1 and the CECL difference for the first two years of application.

Table 23—Capital Adequacy Ratios

The following table presents our consolidated capital ratios under the applicable capital rules:

	December 31,
(In percent)	2020	2019	2018
Common equity Tier 1 risk-based capital	11.77%	11.30%	12.05%
Tier 1 risk‑based capital	11.77%	12.25%	13.05%
Total risk‑based capital	14.24%	12.78%	13.56%
Tier 1 leverage	8.27%	9.73%	10.65%

The Tier 1 leverage ratio and the tier 1 risk-based capital ratio decreased compared to December 31, 2019 due mainly to the merger with CSFL. The percentage increase in the average assets for regulatory capital purposes for the Tier 1 leverage ratio of 145.9% and the percentage increase in risk-based weighted assets for the Tier 1 risk-based capital ratio of 116.4% was greater than the percentage increase in Tier 1 risk-based capital of 109.2% at the holding company. The decline in the holding company ratios was greater than the decline at the bank due to the reduction in Tier 1 risk-based capital related to the $115.0 in trust preferred debt no longer being able to be included as Tier 1 capital due to the merger with CSFL along with the Company exceeding $15.0 billion in assets. The reduction in tier 1 risk-based capital was also due to our repurchase of 320,000 shares of common stock at a cost of $24.7 million through our stock repurchase plans, the common stock dividend paid of $98.3 million, and a reduction in retained earnings of $44.8 million from a cumulative change in accounting principle resulting from the adoption of ASU 2016-13. The total risk-based capital ratio increased compared to December 31, 2019 due to an increase in the allowance for credit losses that qualifies as Tier 2 capital of $178.0 million and an increase in trust preferred debt and subordinated debt of $279.2 million that qualified for Tier 2 capital at the holding company. The increase in the allowance was mainly due a provision for credit losses of $119.1 million recorded on the loan portfolio and unfunded commitments acquired in the merger with CSFL during the second quarter of 2020. The increase in debt that qualifies for Tier 2 capital was due to the Company assuming $238.0 million in subordinated debt and $38.5 million in trust preferred debt in the merger with CSFL. The increase in securities that qualifies for Tier 2 capital did not affect the Bank’s total risk-based capital ratio because the debt is at the holding company level. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. Prior to the merger with CSFL, the Bank was required to receive the approval of the SCBFI in order to pay dividends that exceeds 100% of net income in any calendar year. With the merger with CSFL, the Bank became a national bank regulated by the OCC. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The federal banking agencies have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current earnings.

During first quarter of 2020, the Bank paid special dividends to the Company totaling $24.7 million for which SCBFI approval was not required. These funds were used to repurchase Company stock on the open market totaling $24.7 million during the first quarter of 2020. The Bank also paid a special dividend of $33.0 million during the first quarter of 2020 to provide the Company with more general operating liquidity during the COVID pandemic. During 2019, the Bank paid special dividends to the Company totaling $157.0 million for which SCBFI approval was required. The Bank received approval from the SCBFI in June 2019 to pay an additional $60.0 million above current year net income in dividends to the Company. These funds were used to repurchase Company stock on the open market totaling $156.9 million during 2019. In 2018, the Bank paid special dividends to the Company totaling $66.6 million for which SCBFI approval was not required. These funds were used to repurchase Company stock on the open market totaling $68.4 million in the third and fourth quarters of 2018.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 24—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Dividend payments to common shareholders	$98,256	$57,696	$50,558
Dividend payout ratios	81.45%	30.94%	28.27%

We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. The dividend payout ratio is calculated by dividing dividends paid during the year by net income for the year.

Liquidity

Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Liquidity risk is the risk that the Bank’s financial condition or overall safety and soundness is adversely affected by an inability (or perceived inability) to meet its obligations. Our Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring policies that are designed to ensure acceptable composition of our asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

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

Our non-acquired loan portfolio increased by approximately $3.0 billion, or approximately 32.8%, compared to the balance at December 31, 2019. Of the increase, $958.0 million was related to PPP loans made in 2020. Excluding PPP loans, the non-acquired loan portfolio increased by $2.1 billion, or 22.5% from December 31, 2019. The acquired loan portfolio increased by $10.3 billion, or 483.1%, from the balance at December 31, 2019. This increase was due the merger with CSFL in which the Company acquired $13.0 billion in loans in the second quarter of 2020. Net of the addition of loans acquired in the CSFL merger, the acquired loan portfolio decreased by $2.7 billion during 2020 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans that moved into our non-acquired loan portfolio.

Our investment securities portfolio increased $2.4 billion compared to the balance at December 31, 2019. Of this increase, $1.2 billion in investment securities were acquired in the merger with CSFL during the second quarter of 2020. Excluding investment securities acquired in the CSFL merger, the investment portfolio increased by $1.2 billion, or 62.2% from December 31, 2019. The increase in investment securities from December 31, 2019 was a result of investments acquired in the CSFL merger of $1.2 billion, purchases of $2.4 billion as well as improvements in the market value of the available-for-sale investment securities portfolio of $47.4 million. These increases were partially offset by maturities, calls, sales and paydowns of investment securities totaling $1.1 billion. Net amortization of premiums were $22.2 million in 2020. The increase in investment securities excluding investments acquired in the CSFL merger was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth and the increase in other borrowings. Total cash and cash equivalents were $4.6 billion at December 31, 2020 as compared to $688.7 million at December 31, 2019. The Company acquired $2.6 billion in cash and cash equivalents in the merger with CSFL in the second quarter of 2020.

At December 31, 2020 and December 31, 2019, we had $600.0 million and $0 of traditional, out–of-market brokered deposits. We assumed $804.0 million in traditional, out-of-market brokered deposits in the merger with CSFL in the second quarter of 2020 of which $204.0 million paid out in the third quarter of 2020. At December 31, 2020 and December 31, 2019, we had $611.1 million and $45.8 million, respectively, of reciprocal brokered deposits. Reciprocal brokered deposits of $458.3 million were assumed in the CSFL merger in June 2020. Total deposits were $30.7 billion at December 31, 2020, an increase of $18.5 billion from $12.2 billion at December 31, 2019. This increase was mainly due the merger with CSFL in which the Company acquired $15.6 billion in deposits in the second quarter of 2020. Excluding the assumed deposits in the CSFL merger, deposits increased by $2.9 billion, or 23.8% from December 31, 2019. Our legacy deposit growth since December 31, 2019 included an increase in demand deposit accounts of $1.3 billion, an increase in savings and money market accounts of $991.3 million and an increase in interest-bearing transaction accounts of $921.2 million partially offset by a decline in certificates of deposit of $106.3 million. Total other borrowings decreased $700.1 million from December 31, 2019 as all of the Company’s FHLB borrowings were paid off in the fourth quarter of 2020 due to the excess liquidity the Company was holding. Total short-term borrowings at December 31, 2020 were $780.0 million consisting of $384.7 million in federal funds purchased and $394.9 million in securities sold under agreements to repurchase. Corporate and subordinated debentures increased approximately $274.3 million in 2020 through acquisition of trust preferred and subordinated debt in the CSFL merger during the second quarter of 2020. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Although our past experience indicates that many of these standby letters of credit will expire unused, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. At December 31, 2020, we had total federal funds credit lines of $375.0 million with no outstanding advances. If we needed additional liquidity, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the use of the brokered deposit markets. At December 31, 2020, we had $1.2 billion of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of 2020. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2020, we had a total FHLB credit facility of $2.8 billion with $12.2 million in outstanding FHLB letters of credit to secure certain public funds deposits, leaving $2.8 billion in availability on the FHLB credit facility. We have a $100.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances. We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan describes several potential stages based on stressed liquidity levels. Liquidity key risk indicators are reported to the Board of Directors on a quarterly basis. During 2020, we conducted two contingency funding plan stress tests and will perform these tests on a quarterly basis in the future. We maintain various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, we would utilize these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged. This could increase our cost of funds, impacting our net interest margin and net interest spread.

Asset-Liability Management and Market Risk Sensitivity

Our earnings and the economic value of equity may vary in relation to changes in interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. We define interest rate risk as the risk to earnings and equity arising from the behavior of interest rates. These behaviors include increases and decreases in interest rates as well as continuation of the current interest rate environment.

Our interest rate risk principally consists of reprice, option, basis, and yield curve risk. Reprice risk results from differences in the maturity or repricing characteristics of asset and liability portfolios. Option risk arises from embedded options in the investment and loan portfolios such as investment securities calls and loan prepayment options. Option risk also exists since deposit customers may withdraw funds at their discretion in response to general market conditions, competitive alternatives to existing accounts or other factors. The exercise of such options may result in higher costs or lower revenue. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in narrowing spreads on interest-earning assets and interest-bearing liabilities. Basis risk also exists in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where the price sensitivity of such products may vary relative to general markets rates. Yield curve risk refers to the adverse consequences of nonparallel shifts in the yield curves of various market indices that impact our assets and liabilities.

We use simulation analysis as a primary method to assess earnings at risk and equity at risk due to assumed changes in interest rates. Management uses the results of its various simulation analyses in combination with other data and observations to formulate strategies designed to maintain interest rate risk within risk tolerances.

Earnings at risk is defined as the percentage change in net interest income due to assumed changes in interest rates. Earnings at risk is generally used to assess interest rate risk over relatively short time horizons. We compute earnings at risk on a quarterly basis over one and two-year time horizons.

Equity at risk is defined as the percentage change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. The discounted present value of all cash flows represents our economic value of equity. Equity at risk is generally considered a measure of the long-term interest rate exposures of the balance sheet at a point in time. We compute equity at risk on a quarterly basis.

The earnings simulation models take into account our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives as well as a number of behavioral assumptions applied to certain assets and liabilities.

Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. For additional information see Note 29—Derivative Financial Instruments in the consolidated financial statements.

From time to time we enter into interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. For additional information on these derivatives refer to Note 29—Derivative Financial Instruments in the consolidated financial statements.

Our interest rate risk key indicators are applied to a static balance sheet using forward rates from the Moody’s Baseline Scenario. This Base Case Scenario assumes the maturity composition of asset and liability rollover volumes is modeled to approximately replicate current consolidated balance sheet characteristics throughout the simulation. These treatments are consistent with the Company’s goal of assessing current interest rate risk embedded in its current balance sheet. The Base Case Scenario assumes that maturing or repricing assets and liabilities are replaced at current market prices consistent with maintaining a stable balance sheet. Key rate drivers are used to price assets and liabilities with sensitivity assumptions used to price non-maturity deposits. The sensitivity assumptions for the pricing of non-maturity deposits are subjected to stress testing no less frequently than on an annual basis.

Interest rate shocks are applied to the Base Case on an instantaneous basis. The range of interest rate shocks will include upward and downward movements of rates through 400 bps in 100 basis point increments. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The Model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and instantaneous rate shocks for changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances.

As of December 31, 2020, the earnings simulations indicated that the impact of a 100 basis point increase / decrease in rates would result in an estimated 9.43% increase (up 100) and 4.68% decrease (down 100) in net interest income as compared the Moody’s Baseline rate forecast.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At December 31, 2020, the percentage change in EVE due to a 100 bps increase or decrease in interest rates was 3.27% and 5.12%, respectively. The percentage change in EVE due to a 200 bps increase or decrease in interest rates was 5.70% and 19.57%, respectively.

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. Furthermore, equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. For example, higher levels of interest rate sensitivity of deposits to upward movements in interest rates may adversely impact net interest income. Additionally, slower prepayment speeds of loans may adversely impact the economic value of equity in a rising interest rate environment. Key simulation assumptions are subject to stress testing to assess the impact of assumption changes on earnings at risk and equity at risk.

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

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2020 and 2019, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have material foreign loans or deposits.

Concentration of Credit Risk

Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored entity securities, tax-free securities, or other securities having ratings of “AAA” to “Not Rated”. All securities, with the exception of those that are not rated, were rated by at least one of the nationally recognized statistical rating organizations. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers’ abilities to honor their contracts is dependent upon economic conditions within our geographic footprint and the surrounding regions.

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $841.1 million at December 31, 2020. Based on this criteria, we had five such credit concentrations at December 31, 2020, including loans on hotels and motels of $969.9 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $3.7 billion, loans secured by owner occupied nonresidential buildings of $3.1 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.1 billion and loans secured by 1st mortgage 1-4 family owner occupied residential property of $3.6 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At December 31, 2020, the Bank’s CDL concentration ratio was 54.1%

and its CRE concentration ratio was 229.5%. As of December 31, 2020, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

Previous to the adoption of the new guidelines established in 2020, the guidelines for the construction, land development and other land loans were to total less than 100% of total risk-based capital and for total commercial real estate loans to total less than 300% of total risk-based capital. Both ratios were calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2019, the Bank’s construction, land development and other land loans as a percentage of total risk-based capital was 68.7%. Commercial real estate loans (which includes construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) as a percentage of total risk-based capital was 225.6% as of December 31, 2019.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2020. Long-term debt obligations totaling $390.2 million mostly include junior subordinated debt. Operating and finance lease obligations of $145.4 million and $3.7 million, respectively, pertain to banking facilities. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 22 of the audited consolidated financial statements.

Table 25—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$390,179	$11,000	$—	$—	$379,179
Short-term debt obligations*	—	—	—	—	—
Finance lease obligations	3,694	483	973	1,021	1,217
Operating lease obligations	145,413	15,753	27,990	22,959	78,711
Total	$539,286	$27,236	$28,963	$23,980	$459,107

*     Represents principal maturities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See “Asset-Liability Management and Market Risk Sensitivity” on page 88 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

See pages beginning with F-1 for our audited consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

South State’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of South State’s disclosure controls and procedures as of December 31, 2020, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that South State’s disclosure controls and procedures as of December 31, 2020, were effective to provide reasonable assurance regarding our control objectives.

On June 7, 2020, the Company completed the merger with CenterState Bank Corporation (“CSFL”). The Company is in the process of evaluating the existing controls and procedures of CSFL and integrating CSFL into the internal control over financial reporting. In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded CSFL from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of CSFL that are included in the internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting is included on page F-1 of this Report. The report of South State’s independent registered public accounting firm regarding South State’s internal control over financial reporting begins on page F-2 of this Report.

Changes in Internal Controls

During the second quarter of 2020, CSFL merged with the Company. The Company is continuously working to integrate CSFL into its internal control over financial reporting process. Except for the changes in connection with this integration of CSFL, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This Report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Shareholders under the caption “Election of Directors,” under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Delinquent Section 16(a) Reports.” We incorporate such required information herein by reference.

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Deferred Compensation Plan,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” We incorporate such required information herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2020, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	256,425	$59.01	3,487,567
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 3,487,567 number of securities available for future issuance in Column C of the table above are 2,069,729 shares remaining for future grant from the 2,072,245 of authorized shares under our 2020 Omnibus Incentive Plan and 1,417,838 shares remaining for future grant from the 1,763,825 of authorized shares under our 2002 Employee Stock Purchase Plan. Shares issued in respect of restricted stock and restricted stock units granted under the 2020 Omnibus Incentive Plan count as one share for every share/unit granted under the plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

Other information required to be disclosed by this item will be disclosed under the captions “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” in our definitive proxy statement to be filed no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Shareholders. We incorporate such required other information herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in our definitive proxy statement to be filed no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

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

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 25, 2020, by and between CenterState Bank Corporation and South State Corporation †	8-K	001-12669	2.1	1/29/2020

3.1	Amended and Restated Articles of Incorporation of the Company filed October 24, 2014	8-K	001-12669	3.1	10/28/2014

3.2	Articles of Amendment, dated October 25, 2017, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	10/26/2017

3.3	Articles of Amendment effective June 7, 2020, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	6/8/2020

3.4	Articles of Amendment dated November 19, 2020, to the Amended and Restated Articles of Incorporation of the Company	S-8	001-12669	4.5	11/30/2020

3.5	Amended and Restated Bylaws of South State Corporation dated November 19, 2020	S-8	001-12669	4.6	11/30/2020

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
4.1	Specimen South State Corporation Common Stock Certificate	10-K	001-12669	4.1	2/27/2015

4.2	Articles of Incorporation (see Exhibits 3.1 through 3.4)		001-12669

4.3	Bylaws (see Exhibit 3.5)		001-12669

4.4	Description of Securities					X

4.5	Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.1	6/8/2020

4.6	First Supplemental Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.2	6/8/2020

4.7	Second Supplemental Indenture, dated as of June 7, 2020, by and between South State Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.3	6/8/2020

10.1	SCBT Financial Corporation Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/12/2004

10.2	Form of Split-Dollar Agreement of CenterState Bank Corporation *	8-K	001-32017	10.1	1/11/2006

10.3	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 *	8-K	001-12669	10.4	1/6/2009

10.4	Employment Agreement between CenterState Bank Corporation and John C. Corbett *	8-K	001-32017	10.4	7/14/2010

10.5	Amended and Restated SCBT, N.A. Deferred Income Plan executed November 30, 2010, to be effective December 1, 2010 *	8-K	001-12669	10.1	12/6/2010

10.6	Employment Agreement between CenterState Bank Corporation and Stephen D. Young *	10-K	001-32017	10.10	3/16/2011

10.7	Form of Stock Option Agreement under the South State Corporation Omnibus Stock and Performance Plan *	8-K	001-12669	10.2	1/22/2013

10.8	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.1A	12/22/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.9	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.2A	12/22/2015

10.10	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.1B	12/22/2015

10.11	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.2B	12/22/2015

10.12	South State Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) *	DEF 14A	001-12669	Appendix A	3/6/2017

10.13	Annual Incentive Plan dated March 23, 2018 *	8-K	001-12669	10.1	3/27/2018

10.14	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	9/17/2018

10.15	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.2A	9/17/2018

10.16	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1B	9/17/2018

10.17	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.2B	9/17/2018

10.18	Employment Agreement between CenterState Bank Corporation and Richard Murray IV *	8-K	000-32017	10.1	11/26/2018

10.19	Employment Agreement between CenterState Bank Corporation and William E. Matthews V *	8-K	000-32017	10.2	11/26/2018

10.20	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	12/18/2018

10.21	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1B	12/18/2018

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

10.22	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2A	12/18/2018

10.23	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2B	12/18/2018

10.24	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1C	12/18/2018
10.25	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1D	12/18/2018

10.26	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, dated December 13, 2018 *	8-K	001-36878	10.2C	12/18/2018

10.27	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews V, dated December 13, 2018 *	8-K	001-36878	10.2D	12/18/2018

10.28	Form of Restricted Stock Unit Agreement under the South State Corporation 2019 Omnibus Incentive Plan *	10-K	001-12669	10.17	2/22/2019

10.29	2019 Omnibus Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/6/2019

10.30	Form of Performance-based Restricted Stock Unit Agreement under the South State Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.1	5/1/2019

10.31	Form of Time-based Restricted Stock Unit Agreement, with nonsolicitation provisions, under the South State Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.2	5/1/2019

10.32	Form of Time-based Restricted Stock Unit Agreement, without nonsolicitation provisions, under the South State Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.3	5/1/2019

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.33	Retention Agreement dated January 25, 2020, between CenterState Bank Corporation and John C. Corbett *	10-K	000-32017	10.35	2/27/2020

10.34	Retention Agreement dated January 25, 2020, between CenterState Bank Corporation and Steven D. Young *	10-K	000-32017	10.36	2/27/2020

10.35	Third Amended and Restated Employment and Noncompetition Agreement between South State Bank and Robert R. Hill, Jr., dated as of January 25, 2020 *	10-K	001-12669	10.29	2/21/2020

10.36	Third Amended and Restated Employment and Noncompetition Agreement between South State Bank and John C. Pollok, dated as of January 25, 2020 *	10-K	001-12669	10.30	2/21/2020

10.37	Employment Agreement between South State Bank and for Renee R. Brooks dated January 25, 2020 *	10-K	001-12669	10.31	2/21/2020

10.38	Employment Agreement for Greg A. Lapointe dated January 25, 2020 *	10-K/A	001-12669	10.32	3/6/2020

10.39	Employment Agreement between South State Bank and John S. Goettee dated January 25, 2020 *	10-K/A	001-12669	10.33	3/6/2020

10.40	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2007 Equity Incentive Plan *	S-8	001-12669	4.6	6/9/2020

10.41	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2013 Equity Incentive Plan, as amended September 17, 2015 *	S-8	001-12669	4.7	6/9/2020

10.42	CenterState Bank Corporation 2018 Equity Incentive Plan *	S-8	001-12669	4.11	6/9/2020

10.43	South State Deferred Income Plan (Amended and Restated) *	S-8	001-12669	4.4	8/3/2020

10.44	South State Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) *	DEF 14A	001-12669	Annex B	8/12/2020

10.45	South State Corporation 2020 Omnibus Incentive Plan *	DEF 14A	001-12669	Annex C	8/12/2020

10.46	South State Corporation Non-Employee Directors Deferred Income Plan *	S-8	001-12669	4.6	9/30/2020

10.47	Form of Stock Option Agreement *					X

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

10.48	Credit Agreement, dated as of October 28, 2013, by and between First Financial Holdings, Inc., as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	10/29/2013

10.49	Amendment No. 1, dated as of October 27, 2014, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.2	10/31/2014

10.50	Amendment No. 2, dated as of November 5, 2015, to Credit Agreement dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	10-Q	001-12669	Item 5, Other information, of Registrant’s Form 10-Q	11/6/2015

10.51	Amendment No. 3, dated as of November 16, 2015, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.4	11/20/2015

10.52	Amendment No. 4, dated as of November 15, 2016, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.5	11/17/2016

10.53	Amendment No. 5, dated as of November 15, 2017, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/17/2017

10.54	Amendment No. 6, dated as of November 15, 2018, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/15/2018

10.55	Amendment No. 7, dated as of November 15, 2019, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/15/2019

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.56	Amendment No. 8, dated as of June 1, 2020, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	6/3/2020

10.57	Amendment No. 9, dated as of November 15, 2021, to Credit Agreement, dated as of October 28, 2013, by and between South State Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/16/2020

21	Subsidiaries of the Registrant					X

23	Consent of Dixon Hughes Goodman LLP					X

24.1	Power of Attorney (contained herein as part of Annual Report on Form 10-K)					X

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer					X

32	Section 1350 Certifications					X

101

The following financial statements from the Annual Report on Form 10-K of South State Corporation, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X
†

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

*     Denotes a management compensatory plan or arrangement.

(b)	Not Applicable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 26th day of February, 2021.

South State Corporation (Registrant)

By:	/s/ John c. Corbett
John C. Corbett
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Corbett, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated.

Signature	Title	Date

/s/ John C. Corbett
John C. Corbett	Chief Executive Officer and Director	February 26, 2021

/s/ William E. Matthews, v	Senior Executive Vice President, Chief Financial
William E. Matthews, V	Officer	February 26, 2021

/s/ Sara G. Arana	Senior Vice President and Principal
Sara G. Arana	Accounting Officer	February 26, 2021

/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.	Executive Chairman of the Board of Directors	February 26, 2021

/s/ Jean E. Davis
Jean E. Davis	Director	February 26, 2021

Signature	Title	Date

/s/ Martin B. Davis
Martin B. Davis	Director	February 26, 2021
/s/ Robert H. Demere, JR.
Robert H. Demere, Jr.	Director	February 26, 2021

/s/ Cynthia A. Hartley
Cynthia A. Hartley	Director	February 26, 2021

/s/ John H. Holcomb, III
John H. Holcomb, III	Director	February 26, 2021

/s/ Robert R. Horger
Robert R. Horger	Director	February 26, 2021

/s/ Charles W. McPherson
Charles W. McPherson	Lead Independent Director	February 26, 2021

/s/ G. Ruffner Page, Jr.
G. Ruffner Page, Jr.	Director	February 26, 2021

/s/ Ernest S. Pinner
Ernest S. Pinner	Director	February 26, 2021

/s/ John C. Pollok
John C. Pollok	Director	February 26, 2021

/s/ William Knox Pou, Jr.
William Knox Pou, Jr.	Director	February 26, 2021

/s/ David G. Salyers
David G. Salyers	Director	February 26, 2021

/s/ Joshua A. Snively
Joshua A. Snively	Director	February 26, 2021

/s/ Kevin P. Walker
Kevin P. Walker	Director	February 26, 2021

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

On June 7, 2020, the Company completed the merger with CenterState Bank Corporation (“CSFL”).  The Company is in the process of evaluating the existing controls and procedures of CSFL and integrating CSFL into the internal control over financial reporting.  In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded CSFL from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2020.  CSFL represented 41.4% of the Company’s total assets as of December 31, 2020.  The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of CSFL that are included in the internal control over financial reporting.

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ South State Corporation

Winter Haven, Florida

February 26, 2021

www.SouthStateBank.com

(863) 293-4710 | Winter Haven, Florida | 33880

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

South State Corporation

Opinion on Internal Control Over Financial Reporting

We have audited South State Corporation and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, South State Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of South State Corporation and Subsidiaries as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and our report dated February 26, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

As described in management’s report on internal control over financial reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2020 has excluded CenterState Bank Corporation (“CSFL”) acquired on June 7, 2020. We have also excluded CSFL from the scope of our audit of internal control over financial reporting. CSFL represented 41.4 percent of consolidated total assets as of December 31, 2020.

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

/s/ Dixon Hughes Goodman LLP

Atlanta, GA

February 26, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

South State Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of South State Corporation and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2020, the Company changed its method of accounting for credit losses due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As of December 31, 2020, the Company’s loan portfolio was $24.7 billion and the associated allowance for credit loss (“ACL”) was $457.3 million. As described in Notes 1 and 6 to the consolidated financial statements, the Company adopted Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses on January 1, 2020.

The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The ACL is measured on a collective pool basis when similar risk characteristics exist and the Discounted Cash Flow (“DCF”) method is utilized for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default (“PD”) and absolute loss given default (“LGD”) are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. Management determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. Management applies reasonable and supportable forecasts based on macroeconomic data in estimating expected credit losses with a reversion to the long term mean of historical factors. Included in the Company’s methodology to determine its ACL, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for that determination included the high degree of judgement and subjectivity relating to management’s selection and application of the macroeconomic data in the forecast and the identification and measurement of the qualitative factors. This required a high degree of auditor effort, including specialized skills and knowledge, and subjective and complex auditor judgment in evaluating the estimated credit losses for the loan portfolios.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for establishing the ACL, including the selection and application of forecasts and the basis for development and related adjustments of the qualitative factor components of the ACL.
●	We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ACL, including controls over:
o	Management’s process for selection of forecasts and the basis for development of qualitative factors of the ACL.
o	Management’s review of reliability and accuracy of data used to calculate and estimate the various components of the ACL, including accuracy of the calculation and validation procedures over the Models.
o	Management’s process to review the reasonableness of the forecasts and the qualitative factors, including any adjustments.
●	We evaluated the reasonableness of management’s application of qualitative factor adjustments to the ACL, including the comparison of factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.
●	We evaluated the mathematical accuracy of the ACL, including the mathematical application of the qualitative adjustments on the loan segments.
●	We assessed the overall trends in credit quality, including adjustments for the qualitative factors by comparing the overall ACL to those recorded by the Company’s peer institutions.
●	We involved DHG’s valuation specialists to assist in evaluating the appropriateness of model inputs and assumptions and testing the design of the model calculation through a re-performance of the discounted cash flow on a selection of loans.

●	We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

CenterState Bank Corporation Merger – Valuation of Acquired Loans

As described in Note 2 of the consolidated financial statements, CenterState Bank Corporation (CSFL) merged with South State Corporation on June 7, 2020.  As part of the merger, surviving South State Corporation applied purchase accounting for the assets acquired and liabilities assumed. In the acquisition, the Company acquired $13.0 billion of loans at fair value, net of $239.5 million, or 1.82%, estimated discount to the outstanding principal balance. In management’s determination of the fair value of loans acquired from CSFL, management determined which loans exhibited evidence of credit deterioration (PCD loans) within the portfolio at the time of the merger and loans which did not meet PCD loan criteria (performing loans).

We identified the Company’s estimate of the fair value of acquired loans as a critical audit matter. The principal considerations for that determination included the high degree of judgement and subjectivity relating to the valuation methodology, particularly as it relates to evaluating the inputs and assumptions used to develop the fair value estimate of acquired loans, including the segmentation between PCD and performing loans.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the design and tested the operating effectiveness of controls over the valuation of acquired loans including controls over:
o	Management's review of the completeness of data inputs, as well as accuracy and reasonableness of the final valuation.
o	Management's review of the reasonableness of the judgments and assumptions used to develop the analysis.
●	We tested the completeness and accuracy of the loan data and segmentations used in the analysis, including:
o	The completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluated the reasonableness of the criteria utilized by management in the determination.
o	The accuracy of the data utilized in the acquisition date fair value by confirming, on a sample basis, select data.
●	Utilizing a valuation specialist, we evaluated the significant assumptions and methods utilized in developing the fair value of the loan portfolio, including:
o	Evaluating the reasonableness of the Bank’s third-party valuation methodology, expected cash flow calculations, and review of significant assumptions.
o	Testing the Company’s calculation of fair value of the loan portfolio acquired and certain significant assumptions, including among other assumptions, loss rates, prepayment speeds and discount rates.

Provision (Benefit) For Income Taxes

As described in Note 13 of the consolidated financial statements, The Coronavirus Aid, Relief, and Economic Security (CARES) Act legislation enacted in March 2020, provides taxpayers the ability to carry back net operating losses (“NOLs”) generated in 2018 through 2020 for five years, which was previously disallowed under The Tax Reform Act. Due to differences in tax and GAAP accounting rules and standards, which relate to a tax method change to fair value for loans, the Company filed a short-period tax return as of the merger date, which generated a NOL. This loss was carried back to the 2013 through 2015 tax years at a 35% tax rate, generating one time income tax benefit of $31.5 million.

We identified the Company’s estimate of the fair value of the legacy South State Corporation loan portfolio, for tax purposes as of June 7, 2020, to be a critical audit matter.  The principal considerations for that determination included the high degree of judgement and subjectivity relating to the loan segmentation and valuation methodology, particularly as it relates to the inputs and assumptions used to develop the fair value estimate of loans.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the design and tested the operating effectiveness of controls relating to managements controls over the valuation of loans including controls over:
o	Management's review of the completeness of data inputs, as well as accuracy and reasonableness of the final valuation.
o	Management's review of the reasonableness of the judgments and assumptions used to develop the analysis.
●	We tested the completeness and accuracy of the loan data and segmentations used in the analysis, including:
o	The completeness and accuracy of loans determined to have credit deterioration.
o	The accuracy of the data utilized in the valuation by reconciling back to the relevant systems.
●	Utilizing a valuation specialist, we evaluated the significant assumptions and methods utilized in developing the fair value of the loan portfolio, including:
o	Evaluating the reasonableness of the Bank’s third-party valuation methodology, expected cash flow calculations and review of significant assumptions.
o	Testing the Company’s calculation of fair value of the loan portfolio acquired and certain significant assumptions, including among other assumptions, loss rates, prepayment speeds and discount rates.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2007.

Atlanta, GA

February 26, 2021

South State Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$363,306	$262,019
Federal funds sold and interest-bearing deposits with banks	3,582,410	377,692
Deposits in other financial institutions (restricted cash)	663,539	48,993
Total cash and cash equivalents	4,609,255	688,704
Trading securities, at fair value	10,674	—
Investment securities:
Securities held-to-maturity (fair value of $957,183 and $0)	955,542	—
Securities available-for-sale, at fair value	3,330,672	1,956,047
Other investments	160,443	49,124
Total investment securities	4,446,657	2,005,171
Loans held for sale	290,467	59,363
Loans:
Acquired - non-purchased credit deteriorated loans	9,458,869	1,760,427
Acquired - purchased credit deteriorated loans (formerly acquired credit-impaired loans)	2,915,809	356,782
Non-acquired	12,289,456	9,252,831
Less allowance for credit losses	(457,309)	(56,927)
Loans, net	24,206,825	11,313,113
Other real estate owned	11,914	6,539
Bank property held for sale	36,006	5,425
Premises and equipment, net	579,239	317,321
Bank owned life insurance	559,368	234,567
Deferred tax assets	110,946	31,316
Derivatives assets	813,899	16,252
Mortgage servicing rights	43,820	30,525
Core deposit and other intangibles	162,592	49,816
Goodwill	1,563,942	1,002,900
Other assets	344,269	160,869
Total assets	$37,789,873	$15,921,881
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$9,711,338	$3,245,306
Interest-bearing	20,982,544	8,931,790
Total deposits	30,693,882	12,177,096
Federal funds purchased	384,735	56,581
Securities sold under agreements to repurchase	394,931	242,160
Corporate and subordinated debentures	390,179	115,833
Other borrowings	—	700,103
Reserve for unfunded commitments	43,380	335
Derivative liabilities	804,832	31,273
Other liabilities	430,054	225,487
Total liabilities	33,141,993	13,548,868
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 and 80,000,000 shares; 70,973,477 and 33,744,385 shares issued and outstanding, respectively	177,434	84,361
Surplus	3,765,406	1,607,740
Retained earnings	657,451	679,895
Accumulated other comprehensive income	47,589	1,017
Total shareholders’ equity	4,647,880	2,373,013
Total liabilities and shareholders’ equity	$37,789,873	$15,921,881

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans, including fees	$851,199	$534,790	$521,478
Investment securities:
Taxable	47,420	39,949	35,563
Tax-exempt	7,212	6,186	6,152
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	4,198	9,902	4,015
Total interest income	910,029	590,827	567,208
Interest expense:
Deposits	55,442	65,920	45,452
Federal funds purchased and securities sold under agreements to repurchase	1,950	2,627	2,356
Corporate and subordinated debentures	12,968	5,641	5,293
Other borrowings	13,204	12,364	891
Total interest expense	83,564	86,552	53,992
Net interest income	826,465	504,275	513,216
Provision for credit losses	235,989	12,777	13,783
Net interest income after provision for credit losses	590,476	491,498	499,433
Noninterest income:
Fees on deposit accounts	84,319	75,435	81,649
Mortgage banking income	106,202	17,564	13,590
Trust and investment services income	29,437	29,244	30,229
Correspondent banking and capital market income	64,743	2,892	1,267
Securities gains (losses), net	50	2,711	(655)
Recoveries on acquired loans	—	6,847	9,117
Other	26,389	8,872	10,552
Total noninterest income	311,140	143,565	145,749
Noninterest expense:
Salaries and employee benefits	416,599	234,747	233,130
Occupancy expense	75,587	47,457	49,165
Information services expense	59,843	35,477	34,322
OREO expense and loan related	3,568	3,242	3,510
Pension plan termination expense	—	9,526	—
Amortization of intangibles	26,992	13,084	14,209
Supplies, printing and postage expense	8,679	5,881	5,839
Professional fees	14,033	10,325	8,883
FDIC assessment and other regulatory charges	10,713	4,545	8,405
Advertising and marketing	4,092	4,309	4,221
Merger and branch consolidation related expense	85,906	4,552	29,868
Swap termination expense	38,787	—	—
Other	52,845	31,493	29,375
Total noninterest expense	797,644	404,638	420,927
Earnings:
Income before provision for income taxes	103,972	230,425	224,255
Provision (benefit) for income taxes	(16,660)	43,942	45,384
Net income	$120,632	$186,483	$178,871
Earnings per common share:
Basic	$2.20	$5.40	$4.90
Diluted	$2.19	$5.36	$4.86
Weighted average common shares outstanding:
Basic	54,756	34,561	36,530
Diluted	55,063	34,797	36,776

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,

	2020	2019	2018
Net income	$120,632	$186,483	$178,871
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	47,401	36,211	(17,322)
Tax effect	(11,544)	(7,966)	3,843
Reclassification adjustment for (gains) losses included in net income	(50)	2,655	655
Tax effect	11	(584)	(145)
Net of tax amount	35,818	30,316	(12,969)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding (losses) gains arising during period	(33,512)	(13,394)	42
Tax effect	7,372	2,947	(9)
Reclassification adjustment for losses (gains)	47,303	(349)	155
Tax effect	(10,407)	77	(34)
Net of tax amount	10,756	(10,719)	154
Change in pension plan and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	(160)	25	490
Tax effect	41	(5)	(108)
Reclassification adjustment for changes included in net income	152	8,053	1,187
Tax effect	(35)	(1,772)	(261)
Net of tax amount	(2)	6,301	1,308
Other comprehensive income (loss), net of tax	46,572	25,898	(11,507)
Comprehensive income	$167,204	$212,381	$167,364

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Gain (Loss)	Total
Balance, December 31, 2017	36,759,656	$91,899	$1,807,601	$419,847	$(10,427)	$2,308,920
Comprehensive income:
Net income	—	—	—	178,871	—	178,871
Other comprehensive loss, net of tax effects	—	—	—	—	(11,507)	(11,507)
Total comprehensive income						167,364
Cash dividends declared on common stock at $1.38 per share	—	—	—	(50,557)	—	(50,557)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	2,947	(2,947)	—
Employee stock purchases	18,110	45	1,286	—	—	1,331
Stock options exercised	33,424	84	948	—	—	1,032
Restricted stock awards	4,069	10	(10)	—	—	—
Stock issued pursuant to restricted stock units	39,541	99	(99)	—	—	—
Common stock repurchased - buyback plan	(1,000,000)	(2,500)	(65,904)	—	—	(68,404)
Common stock repurchased	(25,251)	(63)	(2,110)	—	—	(2,173)
Share-based compensation expense	—	—	8,783	—	—	8,783
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income:
Net income	—	—	—	186,483	—	186,483
Other comprehensive income, net of tax effects	—	—	—	—	25,898	25,898
Total comprehensive income						212,381
Cash dividends declared on common stock at $1.67 per share	—	—	—	(57,696)	—	(57,696)
Employee stock purchases	21,100	53	1,341	—	—	1,394
Stock options exercised	36,978	92	1,138	—	—	1,230
Restricted stock awards	5,889	15	(15)	—	—	—
Stock issued pursuant to restricted stock units	51,543	129	(129)	—	—	—
Common stock repurchased - buyback plan	(2,165,000)	(5,413)	(151,532)	—	—	(156,945)
Common stock repurchased	(35,674)	(89)	(2,397)	—	—	(2,486)
Share-based compensation expense	—	—	8,839	—	—	8,839
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive income:
Net income	—	—	—	120,632	—	120,632
Other comprehensive income, net of tax effects	—	—	—	—	46,572	46,572
Total comprehensive income						167,204
Cash dividends declared at $1.88 per share	—	—	—	(98,256)	—	(98,256)
Employee stock purchases	32,476	81	1,456	—	—	1,537
Stock options exercised	52,331	131	1,550	—	—	1,681
Restricted stock awards	8,828	22	(22)	—	—	—
Stock issued pursuant to restricted stock units	307,096	768	(768)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,915)	—	—	(24,715)
Common stock repurchased	(122,708)	(307)	(7,409)	—	—	(7,716)
Share-based compensation expense	—	—	23,318	—	—	23,318
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState merger	—	—	10,307	—	—	10,307
Cumulative change in accounting principle due to the adoption of ASU 2016-13	—	—	—	(44,820)	—	(44,820)
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$120,632	$186,483	$178,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,367	33,121	35,696
Provision for credit losses	235,989	12,777	13,783
Deferred income taxes	(44,282)	(1,492)	15,176
Other-than-temporary impairment on securities	—	—	(991)
(Gains) losses on sale of securities, net	(50)	(2,711)	655
Trading securities revenue	(486)	—	—
Purchases of trading securities	(201,095)	—	—
Proceeds from sale of trading securities	190,907	—	—
Share-based compensation expense	23,318	8,839	8,783
Accretion of discount related to acquired loans	(56,170)	(12,986)	(27,756)
Losses on disposal of premises and equipment	5,010	3,617	1,568
(Gains) losses on sale of bank premises and other repossessed real estate	(546)	178	(1,969)
Net amortization of premiums on investment securities	22,231	7,260	7,567
Bank premises and other repossessed real estate write downs	1,085	1,193	1,420
Fair value adjustment for loans held for sale	4,705	(1,057)	(521)
Originations and purchases of loans held for sale	(2,959,310)	(847,684)	(622,589)
Proceeds from sales of loans held for sale	3,297,155	824,712	679,811
Gains on sales of loans held for sale	(120,077)	(12,408)	(8,739)
Bank owned life insurance income	(10,170)	(5,567)	(5,556)
Net change in:
Accrued interest receivable	(19,362)	(777)	(3,269)
Prepaid assets	(8,945)	(2,411)	1,951
Operating leases	6,434	1,457	—
Bank owned life insurance	(1,231)	1,105	583
Derivative assets	98,807	(10,373)	(5,157)
Miscellaneous other assets	27,365	(29,932)	8,962
Accrued interest payable	(3,683)	197	1,930
Accrued income taxes	(77,946)	(8,536)	143
Derivative liabilities	(113,788)	26,064	4,545
Miscellaneous other liabilities	74,079	9,959	(1,186)
Net cash provided by operating activities	536,943	181,028	283,711
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	100,754	242,733	73,054
Proceeds from maturities and calls of investment securities held-to-maturity	2,534	—	2,530
Proceeds from maturities and calls of investment securities available-for-sale	957,250	308,109	224,713
Proceeds from sales of other investment securities	71,788	45	15,938
Purchases of investment securities available-for-sale	(1,309,450)	(955,505)	(191,313)
Purchases of investment securities held-to-maturity	(958,391)	—	—
Purchases of other investment securities	(85,511)	(23,566)	(18,494)
Net increase in loans	(156,360)	(363,446)	(391,428)
Net cash received from acquisitions	2,566,376	—	—
Recoveries of loans previously charged off	11,776	3,914	3,300
Purchases of premises and equipment	(16,930)	(15,798)	(14,538)
Proceeds from redemption and payout of bank owned life insurance policies	19,655	—	—
Proceeds from sale of bank premises and other repossessed real estate	19,156	8,450	13,943
Proceeds from sale of premises and equipment	7,131	11	146
Net cash provided by (used in) investing activities	1,229,778	(795,053)	(282,149)
Cash flows from financing activities:
Net increase in deposits	2,902,023	530,163	114,779
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	79,379	28,092	(16,208)
Proceeds from borrowings	500,000	700,001	590,001
Repayment of borrowings	(1,200,103)	(150,007)	(540,007)
Common stock issuance	1,537	1,394	1,331
Common stock repurchases	(32,431)	(159,431)	(70,577)
Dividends paid on common stock	(98,256)	(57,696)	(50,557)
Stock options exercised	1,681	1,230	1,032
Net cash provided by financing activities	2,153,830	893,746	29,794
Net increase in cash and cash equivalents	3,920,551	279,721	31,356
Cash and cash equivalents at beginning of period	688,704	408,983	377,627
Cash and cash equivalents at end of period	$4,609,255	$688,704	$408,983
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$87,246	$86,355	$52,062
Income taxes	$103,801	$55,674	$31,941
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$—	$82,160	$—
Recognition of operating lease assets in exchange for lease liabilities	$9,426	$10,239	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$18,825,354	$—	$(7,247)
Other intangible assets acquired	140,862	—	3,321
Liabilities assumed	17,270,550	—	(612)
Net identifiable assets acquired over liabilities assumed	561,042	—	(3,314)
Common stock issued in acquisition	2,246,327	—	—
Real estate acquired in full or in partial settlement of loans	4,660	8,666	13,391

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

South State Corporation (the “Company”) is a financial holding company whose principal activity is the ownership and management of its wholly owned subsidiary, South State Bank, National Association (the “Bank”). The Bank operates South State Advisory, Inc. (formerly First Southeast 401k Fiduciaries, Inc.), a wholly-owned registered investment advisor. We merged Minis & Co., Inc., another registered investment advisor that was wholly-owned by the Bank, with and into South State Advisory, Inc. effective January 1, 2019. We will continue to use the name Minis & Company as a Doing Business As (DBA) going forward. Through the merger with CenterState Bank Corporation (“CSFL”) in the second quarter of 2020, the Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Also, through the merger with CSFL in the second quarter of 2020, the holding company operates R4ALL, Inc., which manages a troubled loan purchased from the Bank to its eventual disposition and SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. The Company also operates a correspondent banking division within the national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. The Bank provides general banking services within 28 counties in South Carolina, 32 counties in Florida, 9 counties in North Carolina, 25 counties in Georgia, 5 counties in Alabama, and 4 counties in Virginia.

The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America (‘U.S. GAAP”). There are 20 unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate of approximately $153.5 million of trust preferred securities. See Note 12—Other Borrowings for further detailed descriptions of our trust preferred securities.

Unless otherwise mentioned or unless the context requires otherwise, references herein to "South State," the "Company" "we," "us," "our" or similar references mean South State Corporation and its consolidated subsidiaries. References to the “Bank” means South State Bank, National Association.

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

Segments

The Company, through its Bank subsidiary, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina, Florida, Alabama, Georgia and Virginia. These services include demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. While the Company’s decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses for loans and investment securities held-to-maturity, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, loss estimates related to loans and other real estate acquired, evaluating impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets.

In connection with the determination of the allowance for credit losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from models based on macroeconomic factors and forecasts. Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic forecasts. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiary’s allowance for credit losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Concentrations of Credit Risk

The Company’s Bank subsidiary grants agribusiness, commercial, and residential loans to customers throughout South Carolina, North Carolina, Florida, Alabama, Virginia and Georgia. Although the subsidiary has a diversified loan portfolio, a substantial portion of their borrowers’ abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Florida, Alabama, Virginia, Georgia and the surrounding regions.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $841.1 million at December 31, 2020. Based on this criteria, the Company had five such credit concentrations at December 31, 2020, including loans on hotels and motels of $969.9 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $3.7 billion, loans secured by owner occupied nonresidential buildings of $3.1 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.1 billion and loans secured by 1st mortgage 1-4 family owner occupied residential property of $3.6 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks including restricted pledged cash, interest bearing deposits with banks, purchases of securities under agreements to resell, and federal funds sold. Due from bank balances are maintained at other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may, from time to time, have longer terms.

The Company enters from time to time into purchases of securities under agreements to resell substantially identical securities. When the Company enters into such repurchase agreements, the securities purchased under agreements to resell generally consist of U.S. government-sponsored entities and agency mortgage-backed securities. The Company may elect to use other asset classes at its discretion. It is the Company’s practice to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. Historically, these agreements were considered to be cash equivalents with maturities of three months or less. The Company held no securities under agreements to resell at December 31, 2020.

Trading Securities

The Company has a trading securities portfolio where the Company engages in trading activities for its own account.  Securities classified as trading are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings.  For this portfolio, interest income is included in the net interest margin and realized and unrealized gains and losses are included in correspondent banking and capital market income, a component of Non-interest Income in our “Consolidated Statements of Income.”  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and carried at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. Gains and losses realized on sales of securities available-for-sale are determined using the specific identification method.

Management no longer evaluates securities for other-than-temporary impairment, otherwise referred to herein as OTTI, as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities, changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses in the Statements of Income. (see Note 4—Investment Securities).

Other investments include stock acquired for regulatory purposes, investments in unconsolidated subsidiaries and other nonmarketable investment securities. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, TSB Statutory Trust I, SAVB Capital Trust I, SAVB Capital Trust II, Southeastern Bank Financial Statutory Trust I, Southeastern Bank Financial Statutory Trust II, Provident Community Bancshares Capital Trust I, FCRV Statutory Trust I, Community Capital Statutory Trust I, CSBC Statutory Trust I, Provident Community Bancshares Capital Trust II, CenterState Banks of Florida Statutory Trust I, Valrico Capital Statutory Trust, Federal Trust Statutory Trust I, Gulfstream Bancshares Capital Trust II, Homestead Statutory Trust I, BSA Financial Statutory Trust I and MRCB Statutory Trust II. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments. Other nonmarketable investment securities consist of Business Development Corporation stock and stock in Banker’s Banks. These investments also do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment.

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

Loans

Loans that management has originated and has the intent and ability to hold for the foreseeable future or until maturity or pay off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs. Unearned income on installment loans is recognized as income over the terms of the loans by methods that generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

We place non acquired loans and acquired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due. Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.

A loan is evaluated individually for loss when it is on nonaccrual and has a net book balance over $1 million. Large pools of homogeneous loans are collectively evaluated for loss and given a general reserve. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as nonaccrual, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay.

Troubled Debt Restructurings (“TDRs”)

The Bank measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a troubled debt restructuring (“TDR”) with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held-to-maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether a valuation account would need to be recorded. As of December 31, 2020, the Company had $955.5 million of held-to-maturity securities and no related valuation account.

Management no longer evaluates available-for-sale securities for other-than-temporary impairment, otherwise referred to herein as OTTI, as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities, changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of an available-for-sale security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses in the Statements of Income.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of December 31 2020, the accrued interest receivable for investment securities available-for-sale recorded in Other Assets was $13.1 million.

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

The Company merged with CSFL on June 7, 2020. For the second quarter ended June 30, 2020, given the proximity of the merger date to the quarter end, Management evaluated loans from each legacy loan portfolio utilizing pre-existing methodologies implemented prior to the merger and aggregated the result. During the third quarter, Management consolidated the two methodologies into one to arrive at the ACL recorded at December 31, 2020.

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

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company consolidated the ACL models and due to the size of the combined company, elected to increase the threshold for individually-evaluated loans to all non-accrual loans with a net book balance in excess of $1.0 million. Management will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

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

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession meets the criteria as defined under the CARES Act. or purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2020, the accrued interest receivable for loans recorded in Other Assets was $93.9 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As part of the new combined ACL methodology implemented during 2020, Management completed a funding study based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applied this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2020, the liability recorded for expected credit losses on unfunded commitments was $43.4 million. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Statements of Income.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. Prior to the merger with CSFL, the Company classified former branch sites as held for sale OREO. During the second quarter of 2020 and with the merger with CSFL, the Company elected to reclassify these assets as bank property held for sale and report on a separate line on the Consolidated Balance Sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Consolidated Statements of Income. Subsequent adjustments to this value are described in the following paragraph.

The Company report subsequent declines in the fair value of OREO and bank properties held for sale below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of these properties, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, Management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of these properties. Management reviews the value of these properties periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO expense and loan related expense, a component of non-interest expense.

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which now requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at the time of acquisition. In addition, both the credit discount and non-credit discount or premium resulting from acquiring a pool of purchased financial assets that do not qualify as PCD assets shall be allocated to each individual asset. This combined discount or premium shall be accreted to interest income using the effective yield method.

For further discussion of our loan accounting and acquisitions, see Note 2—Mergers and Acquisitions, Note 5—Loans and Note 6—Allowance for Credit Losses to the audited condensed consolidated financial statements.

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

Leases (Topic 842) and Method of Adoption

On January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2019-01, Codification Improvements to Topic 842 Leases. The purpose of the update was to increase transparency and comparability between organizations that enter into lease agreements. The key difference between the previous guidance and the update is the recognition of a right-of-use asset (ROU) and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. Accounting Standards Codification (“ASC”) Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In applying this standard, we reviewed our material contracts to determine if they included a lease by this new definition and did not identify any new leases. Our lease agreements in which ASC Topic 842 has been applied are primarily for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. These leases have lease terms from greater than 12 months to leases with options of more than 24 years. Related to lease payment terms, some are fixed payments or based on a fixed annual increases while others are variable and the annual increases are based on market rates. The Company performed an analysis on equipment leases for the implementation of ASC Topic 842 and determined the number and dollar amount of our equipment leases was not material.

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

ASC Topic 842 provides a package of practical expedients in applying the lease standard that had to be chosen at the date of adoption. We chose to elect this package of practical expedients. With this election, we do not have to reassess whether any expired or existing contracts are or contain a lease, do not have to reassess the classification of any expired or existing leases, do not have to separate lease and non-lease components and can account for both as a single lease component, and do not have to reassess initial direct costs or cash incentives for any existing leases due to immateriality. In addition, we chose not to apply ASC Topic 842 to short-term leases (leases with terms of 12 months or less) and not to record an underlying ROU asset or lease liability based on the uncertainty around the renewal of these leases. The Company will recognize lease expense for such leases on a straight-line basis over the lease term.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We determined that we do not have any leases classified as finance leases and that all of our leases are operating leases at adoption. Two finance leases were acquired through the merger with CSFL, though these leases are immaterial. ROU assets and liabilities for operating leases are recognized at commencement date based on present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. For operating leases, lease expense is determined by the sum of the lease payments to be recognized on a straight-line basis over the lease term. Based on the transition method that we chose to follow, the commencement date of the lease term for all existing leases is January 1, 2019. The lease term used for the calculation of the initial ROU asset and lease liability will include the initial lease term in addition to any renewal options or termination costs in the lease that we think are reasonably certain to be exercised or incurred. We received input from several levels of management and our corporate real estate department in determining which options were reasonably certain to be exercised. A discount rate is also needed in the calculation of the initial ROU assets and lease liability. ASC Topic 842 requires that the implicit rate within the lease agreement be used if available. If not available, we should use its incremental borrowing rate in effect at the time of the lease commencement date. We looked at the incremental borrowing rate from several of our borrowing sources to determine an average rate to be used in the calculation of the initial ROU asset and lease liability. The Company also considered the term of the borrowings as they relate to the terms of the leases.

The adoption of the new standard had a material impact on our consolidated balance sheet, with the recording of ROU asset and lease liability of $82.2 million at the commencement date of January 1, 2019. We did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. As of December 31, 2020, we had ROU assets of $113.4 million recorded within premises and equipment on the balance sheet and a lease liability of $118.3 million recorded within other liabilities on the balance sheet. The adoption of ASC Topic 842 did not have a material impact on our consolidated income statement.

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

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles, client list intangibles, and noncompetition agreement (“noncompete”) intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Noncompete intangibles represent the value of key personnel relative to various competitive factors such as ability to compete, willingness or likelihood to compete, and feasibility based upon the competitive environment, and what the Bank could lose from competition. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. At December 31, 2020 and December 31, 2019, the balance of goodwill was $1.6 billion and $1.0 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

The Company evaluated the carrying value of goodwill as of April 30, 2020, our annual test date, considering the effects of COVID-19 and determined that no impairment charge was necessary.

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

The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset’s future cash flows utilizing estimated market based prepayment rates and discount rates, interest rates and other economic factors and assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. MSRs are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period in the Consolidated Statements of Income. The Company also uses derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its MSRs.

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

The Company packages fixed rate conforming mortgage loans as securities to investors issued through Fannie Mae and sold to third party investors or sells them to satisfy cash forward mandatory commitments to Fannie Mae. The Company records loan securitizations or cash forwards as a sale when the transferred loans are legally isolated from its creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations and cash forwards depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. The Company generally retains mortgage servicing rights on residential mortgage loans sold in the secondary market. Loans transferred to “held-for-sale” with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third party investors are included in mortgage banking income in the Consolidated Statements of Income.

Revenue from Contracts with Customers (Topic 606) and Method of Adoption

On January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU Topic 606”). The majority of our revenue is derived primarily from interest income from receivables (loans) and securities. Other revenues are derived from fees received in connection with deposit accounts, mortgage banking activities including gains from the sale of loans and loan origination fees, correspondent banking activities including revenue from the sale of fixed income securities and fees from hedging services, and trust and investment advisory services. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted ASU Topic 606 using the retrospective transition approach which requires restatement of prior periods. The Company selected this method even though there were no material changes in the timing of revenue recognition due to the fact that ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. The Company restated prior periods for this reclassification. For years 2020, 2019, and 2018, gross interchange and debit card transaction fees totaled $30.2 million, $24.5 million and $33.0 million, respectively while related network costs totaled $16.5 million, $11.9 million and $12.1 million, respectively. On a net basis, the Company reported $13.7 million, $12.6 million and $20.9 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income for the years ended December 31, 2020, 2019, and 2018. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard. When applying the retrospective approach under ASU Topic 606, the Company has elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to ASU Topic 606 involve income derived from contracts with customers.

Within the scope of ASU Topic 606, the Company maintains contracts to provide services, primarily for investment advisory and/or custody of assets. Through the Company’s wholly owned subsidiaries, the Bank, and South State Advisory, Inc., the Company contracts with its customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $29.4 million, $29.2 million and $30.2 million for the years ended December 31, 2020, 2019 and 2018. The Bank contracts with its customers to perform deposit account services. Total revenue recognized from these contracts with customers is $85.7 million, $76.4 million and $82.6 million for the years ended December 31, 2020, 2019 and 2018. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - The portfolio of services provided to the Company’s customers which generates revenue for which the revenue recognition standard applies consists of approximately 1.1 million active contracts at December 31, 2020. the Company haves disaggregated revenue according to the timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $182.8 million, $104.3 million and $113.6 million for the years ended December 31, 2020, 2019 and 2018. Total revenue derived from contracts in which services are transferred over time was $17.9 million, $19.0 million and $19.2 million for the years ended December 31, 2020, 2019 and 2018. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

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

Significant Judgments - All of the contracts create performance obligations that are satisfied at a point in time excluding the contracts billed in advance through South State Advisory, Inc. and some immaterial deposit revenues. Revenue is recognized as services are billed to the customers. Variable consideration does exist for contracts related to our trust and investment services as revenues are based on market values and services performed. The Company has adopted the right-to-invoice practical expedient for trust management contracts through South State Bank which we contract with our customers to perform IRA, Trust, and/or Custody services.

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Consolidated Statements of Comprehensive Income on page F-11).

Employee Benefit Plans

The Company’s defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 18 for information regarding the defined benefit pension plan and Note 19 for information regarding our post-retirement benefit plans. The Company terminated its defined benefit pension plan in 2019. The expected costs of the post retirement benefit plans are being expensed over the period that employees provide service.

The Employee Stock Purchase Plan (“ESPP”) allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 20 for the amount the Company recognized as expense for the years ended December 31, 2020, 2019 and 2018.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax basis and financial statement basis of gains on acquisitions, available-for-sale securities, allowance for credit losses, write downs of OREO properties, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts.  As of December 31, 2020 and 2019, there were no material accruals for uncertain tax positions. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of South Carolina, Georgia, North Carolina, Florida, Virginia, Alabama, and Mississippi, Tennessee, California, Colorado, Texas, New York, and New York City. Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2017.

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

The Company also maintains loan swaps which are accounted for as a fair value hedge. This derivative protects the Company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. Fair value hedges convert the fixed rate to a floating rate (see Note 29—Derivative Financial Instruments).

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

The Company’s risk management strategy also incorporates the use of interest rate swap contracts that help in managing interest rate risk within the loan portfolio and foreign currency exchange. These derivatives are not designated as hedges and are not speculative, and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings (See Note 29—Derivative Financial Instruments).

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

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued. See Note 32—Subsequent Events for further information.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance was effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Based on effects of the COVID-19 pandemic on the economy and on our stock price, the Company began evaluating its goodwill on a quarterly basis per ASU 2017-04. The most recent analysis as of December 31, 2020 determined there was no impairment of goodwill or other intangibles. The Company will continue to monitor if a triggering event occurs that requires goodwill to be evaluated again.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an ACL that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration. See Note 1—Summary of Significant Account Policies – Allowance for Credit Losses for further discussion. We adopted the new standard as of January 1, 2020. This standard did not have a material impact on our investment securities portfolio at implementation. Related to the implementation of ASU 2016-13, the Company recorded additional ACL for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. See table below for impact of ASU 2016-13 on the Company’s consolidated balance sheet. See Note 1—Summary of Significant Accounting Policies for further discussion.

		January 1, 2020
	As Reported Under	Pre-ASC 326	Impact of ASC 326
Dollars in thousands	ASC 326	Adoption	Adoption

Assets:
Allowance for Credit Losses on Debt Securities
Investment Securities - Available-for-sale	$1,956,047	$1,956,047	$—	A
Investment Securities - Held-to-maturity	—	—	—	A
Loans
Non - Acquired Loans	9,252,831	9,252,831	—
Acquired Loans	2,118,940	2,117,209	1,723	B
Allowance for Credit Losses on Loans	(111,365)	(56,927)	(54,438)	C
Deferred Tax Asset	43,955	31,316	12,639	D
Accrued Interest Receivable - Loans	30,009	28,332	1,677	B

Liabilities:
Reserve for Loan Losses - Unfunded Commitments	6,756	335	6,421	E

Equity:
Retained Earnings	635,075	679,895	(44,820)	F

A - The Company did not have any held-to maturity securities as of January 1, 2020. Per our analysis we determined that no ACL was necessary for investment securities – available-for-sale.

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

Issued But Not Yet Adopted Accounting Standards

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequently expanded the scope of ASU No. 2020-04 with the issuance of ASU No. 2021-01. These updates provide companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in this update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications and hedging relationships. The Company has established a LIBOR Committee and various subcommittees which are continuing to evaluate the impact of adopting ASU 2020-04 on the consolidated financial statements including evaluating all of its contracts, hedging relationships and other transactions that will be affected by reference rates that are being discontinued.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying the amending existing guidance. Some of the simplification items included are 1) simplification for intra-period tax allocations where entities will determine the tax effect of pre-tax income or loss from continuing operations without consideration of the tax effect of other items that are not included in continuing operations, 2) simplification for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year allowing an entity to record a benefit for year-to-date loss in excess of its forecasted loss, and 3) simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company does not believe this update will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20. ASU 2018-14 amends ASC 715-20 to add, remove, and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and requires entities to apply the amendment on a retrospective basis. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on our consolidated financial statements.

Note 2—Mergers and Acquisitions

CenterState Bank Corporation

On June 7, 2020, the Company acquired all of the outstanding common stock of CenterState Bank Corporation (“CSFL”), of Winter Haven, Florida, the bank holding company for CenterState Bank, N.A. (“CSB”), in a stock transaction. Pursuant to the Merger Agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, South State Bank (“SSB”), a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “Bank Merger”). In connection with the Bank Merger, CSB changed its name to “South State Bank, National Association” (hereinafter referred to as the “Bank”). CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was recorded at $2.26 billion during the second quarter of 2020 including the value of the conversion of CSFL’s outstanding warrants, stock options and restricted stock units totaling $15.5 million. Subsequently, during the fourth quarter, the purchase price (consideration transferred) decreased by $5.2 million due to an update to the value for stock options assumed and converted in the merger. The stock options assumed reflect their intrinsic value based upon a Black Scholes valuation.

In the acquisition, the Company acquired $13.0 billion of loans, including PPP loans, at fair value, net of $239.5 million, or 1.82%, estimated discount, including a fair value adjustment of $29.8 million recorded during the third quarter, to the outstanding principal balance, representing 113.9% of the Company’s total loans at December 31, 2019. Of the total loans acquired, Management identified $3.1 billion that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $125.9 million, which will be amortized utilizing a sum-of-the-years’-digit method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships. During the third quarter, the Company identified an additional intangible related to its correspondent banking business acquired in the CSFL merger of approximately $10.0 million. As a result of the various measurement period adjustments identified during the current year, goodwill was reduced by $39.4 million to $561.0 million.

During the year ended December 31, 2020, the Company incurred approximately $83.0 million of acquisition costs related to this transaction. There were no expenses incurred related to this acquisition for the year ended December 31, 2019. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Consolidated Statements of Income.

The CSFL transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by CSFL	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$2,566,450	$—		$—		$2,566,450
Investment securities	1,188,403	5,507	(a)	—		1,193,910
Loans held for sale	453,578	—		—		453,578
Loans, net of allowance and mark	12,969,091	(48,342)	(b)	29,834	(b)	12,950,583
Premises and equipment	308,150	2,392	(c)	2,893	(c)	313,435
Intangible assets	1,294,211	(1,163,349)	(d)	10,000	(d)	140,862
OREO and repossessed assets	10,849	(791)	(e)	(49)	(e)	10,009
Bank owned life insurance	333,053	—		—		333,053
Deferred tax asset	54,123	(8,681)	(f)	(8,203)	(f)	37,239
Other assets	967,059	(604)	(g)	642	(g)	967,097
Total assets	$20,144,967	$(1,213,868)		$35,117		$18,966,216

Liabilities
Deposits:
Noninterest-bearing	$5,291,443	$—		$—		$5,291,443
Interest-bearing	10,312,370	19,702	(h)	—		10,332,072
Total deposits	15,603,813	19,702		—		15,623,515
Federal funds purchased and securities sold under agreements to repurchase	401,546	—		—		401,546
Other borrowings	278,900	(7,401)	(i)	—		271,499
Other liabilities	977,725	(4,592)	(j)	857	(j)	973,990
Total liabilities	17,261,984	7,709		857		17,270,550
Net identifiable assets acquired over (under) liabilities assumed	2,882,983	(1,221,577)		34,260		1,695,666
Goodwill	—	600,483		(39,441)		561,042
Net assets acquired over liabilities assumed	$2,882,983	$(621,094)		$(5,181)		$2,256,708

Consideration:
South State Corporation common shares issued						37,271,069
Purchase price per share of the Company's common stock						$60.27

Company common stock issued ($2,246,327) and cash exchanged for fractional shares ($74)						$2,246,401
Stock option conversion						2,900
Restricted stock conversion						7,407
Fair value of total consideration transferred						$2,256,708	(k)

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

(c)— Represents the MTM adjustment of $4.0 million on leased assets partially offset by the write-off of de minimis fixed assets of $1.6 million. Subsequently, the fair value on certain bank premises was adjusted by $2.9 million based on updated appraisals received.

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

(f)— Represents deferred tax assets related to fair value adjustments measured using an estimated tax rate of 22.0%. This includes an adjustment from the CSFL tax rate to our tax rate. The difference in tax rates relates to state income taxes. Additional deferred tax liability related to subsequent fair value adjustments identified and an updated estimated tax rate of 23.78% was approximately $8.2 million.

(g)— Represents a valuation reserve of bank property held for sale of $3.2 million and a fair value adjustment of a lease receivable of $116,000.  These amounts are offset by positive fair value adjustment for investment in low income housing of $3.3 million.

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

(j)— Represents the reversal of an existing $7.1 million unfunded commitment reserve at purchase date partially offset by a fair value adjustment to increase lease liabilities associated with leased facilities totaling $2.5 million.  The discount rate applied to the bank owned life insurance split dollar liability was subsequently adjusted resulting in an increase in the other liability of $857,000.

(k)—The purchase price, or the fair value of total consideration transferred, decreased by $5.2 million to $2.9 million for stock options assumed and converted in the merger. The stock options assumed reflect their intrinsic value based upon a Black Sholes valuation.

Comparative and Pro Forma Financial Information for the CSFL Acquisition

Pro-forma data for the years ended December 31, 2020 and 2019 listed in the table below presents pro-forma information as if the CSFL acquisition occurred at the beginning of 2019. These results combine the historical results of CSFL in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2019.

	Pro Forma	Pro Forma
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Total revenues (net interest income plus noninterest income)	$1,508,215	$1,368,452
Net interest income	$1,047,014	$1,058,827
Net adjusted income available to the common shareholder	$385,390	$412,515
EPS - basic	$5.44	$5.85
EPS - diluted	$5.42	$5.81

Merger-related costs of $83.0 Million from the CSFL acquisition were incurred during 2020 and were excluded from pro forma information above. In addition, no adjustments have been made to the pro-formas to eliminate the provision for loan losses in 2019 of CSFL in the amount of $3.8 million. Pro-forma data for the year 2020 eliminated the non-PCD provision recorded on the acquisition date of $119.1 million. If the CSFL acquisition had occurred at the beginning of 2019, the acquisition date loan loss reserve amount would have been recorded directly through retained earnings upon adoption of ASU 2016-13 on January 1, 2020. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by CSFL in either 2020 or 2019. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2020 and 2021 for the CSFL merger. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts above. The total revenues presented above represent pro-forma net interest income plus pro-forma noninterest income:

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

Note 3—Trading Securities

Realized and unrealized gains and losses are included in trading revenue, a component of noninterest income. Securities purchased for this portfolio have primarily been municipal securities.

The trading portfolio is related to the Correspondent Banking Division that was acquired during the merger with CSFL on June 7, 2020. A list of the activity in this portfolio since June 7, 2020 is summarized below.

(Dollars in thousands)	2020
Beginning balance, June 7, 2020	$—
Purchases	201,095
Proceeds from sale	(190,907)
Net realized gain on sales	338
Net unrealized gains	148
Ending balance	$10,674

Note 4—Investment Securities

The following is the amortized cost and fair value of investment securities held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2020:
Government-sponsored entities debt*	$25,000	$1	$—	$25,001
Mortgage-backed securities**	930,542	2,763	(1,123)	932,182
	$955,542	$2,764	$(1,123)	$957,183
December 31, 2019:
State and municipal obligations	$—	$—	$—	$—

The following is the amortized cost and fair value of investment securities available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2020:
Government-sponsored entities debt*	$29,882	$16	$(642)	$29,256
State and municipal obligations	502,575	17,491	(27)	520,039
Mortgage-backed securities**	2,722,018	49,153	(3,496)	2,767,675
Corporate securities	13,562	140	—	13,702
	$3,268,037	$66,800	$(4,165)	$3,330,672
December 31, 2019:
Government-sponsored entities debt*	$25,356	$585	$—	$25,941
State and municipal obligations	204,150	5,029	(764)	208,415
Mortgage-backed securities**	1,711,257	14,209	(3,775)	1,721,691
	$1,940,763	$19,823	$(4,539)	$1,956,047

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

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
December 31, 2020:
Federal Home Loan Bank stock	$15,083
Federal Reserve Bank stock	129,871
Investment in unconsolidated subsidiaries	4,941
Other nonmarketable investment securities	10,548
$160,443
December 31, 2019:
Federal Home Loan Bank stock	$43,044
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	2,517
$49,124

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2020, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at December 31, 2020 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held-to-maturity		Available-for-sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$9,669	$9,698
Due after one year through five years	—	—	80,846	83,586
Due after five years through ten years	88,735	89,007	525,547	539,905
Due after ten years	866,807	868,176	2,651,975	2,697,483
	$955,542	$957,183	$3,268,037	$3,330,672

The following table summarizes information with respect to sales of available-for-sale securities:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Securities Available-for-sale:
Sale proceeds	$100,754	$242,733	$73,054
Gross realized gains	662	6,030	31
Gross realized losses	(612)	(3,319)	(686)
Net realized gain (loss)	$50	$2,711	$(655)

There was a net realized gain of $50,000 on the sale of securities for the year ended December 31, 2020, compared to a net realized gain of $2.7 million for the year ended December 31, 2019 and a net realized loss of $655,000 for the year ended December 31, 2018. The net realized gain of $2.7 million for the year ended December 31, 2019 includes net realized gains totaling $5.4 million from the sale of VISA Class B shares in the first and second quarters of 2019. If the gains from the VISA Class B share are excluded in 2019, the Company would have had a net realized loss of $2.7 million on the sale of available-for-sale securities for the year ended December 31, 2019.

There were no sales of held-to-maturity securities for years ended December 31, 2020, 2019 or 2018.

The Company had 86 securities with gross unrealized losses at December 31, 2020. Information pertaining to securities with gross unrealized losses at December 31, 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2020:
Securities Held-to-maturity
Mortgage-backed securities	$1,123	$240,591	$—	$—
	$1,123	$240,591	$—	$—
Securities Available-for-sale
Government-sponsored entities debt	$642	$24,358	$—	$—
State and municipal obligations	27	8,620	—	—
Mortgage-backed securities	2,475	509,319	1,021	105,125
	$3,144	$542,297	$1,021	$105,125
December 31, 2019:
Securities Available-for-sale
Government-sponsored entities debt	$—	$—	$—	$—
State and municipal obligations	764	42,070	—	—
Mortgage-backed securities	2,422	461,658	1,353	141,982
	$3,186	$503,728	$1,353	$141,982

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2020 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1—Summary of Significant Account Policies for further discussion

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

At December 31, 2020 and 2019, investment securities with a carrying value of $2.1 billion and $726.1 million, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At

December 31, 2020 and 2019, the carrying amount of the securities pledged to collateralize repurchase agreements was $515.9 million and $242.2 million, respectively.

Note 5—Loans

The following is a summary of total loans:

	December 31,
(Dollars in thousands)	2020	2019
Loans:
Construction and land development (1)	$1,899,066	$1,017,261
Commercial non-owner occupied	5,931,323	2,323,967
Commercial owner occupied real estate	4,842,092	2,158,701
Consumer owner occupied (2)	4,108,042	2,706,960
Home equity loans	1,336,689	758,020
Commercial and industrial	5,047,147	1,386,327
Other income producing property	587,448	346,554
Consumer	894,334	663,422
Other loans	17,993	13,892
Total loans	24,664,134	11,375,104
Less allowance for credit losses	(457,309)	(61,991)
Loans, net	$24,206,825	$11,313,113
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied includes loans on both 1-4 family owner occupied property, as well as 1-4 family investment rental property.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the year ended December 31, 2020, to include net deferred fees of $35.6 million and unamortized discount total related to loans acquired of $97.7 million. Accrued interest receivable (AIR) of $93.9 million is accounted for separately and reported in other assets. The allowance for credit losses in the comparative periods includes the day 2 valuation allowance on the acquired credit impaired loans, which was $5.1 million at December 31, 2019.

The comparative periods in the above table reflect the loan portfolio prior to the adoption of ASU 2016-13. Prior periods were reported as shown in the below tables, with the acquired loans being net of unearned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.

The following is a summary of non-acquired loans for comparative periods, prior to the adoption of ASU 2016-13:

December 31,
(Dollars in thousands)	2019
Non-acquired loans:
Commercial non-owner occupied real estate:
Construction and land development	$968,360
Commercial non-owner occupied	1,811,138
Total commercial non-owner occupied real estate	2,779,498
Consumer real estate:
Consumer owner occupied	2,118,839
Home equity loans	518,628
Total consumer real estate	2,637,467
Commercial owner occupied real estate	1,784,017
Commercial and industrial	1,280,859
Other income producing property	218,617
Consumer	538,481
Other loans	13,892
Total non-acquired loans	9,252,831
Less allowance for loan losses	(56,927)
Non-acquired loans, net	$9,195,904

The following is a summary of acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, net of related discount, for comparative periods, prior to the adoption of ASU 2016-13:

December 31,
(Dollars in thousands)	2019
Acquired non-credit impaired loans:
Commercial non-owner occupied real estate:
Construction and land development	$33,569
Commercial non-owner occupied	447,441
Total commercial non-owner occupied real estate	481,010
Consumer real estate:
Consumer owner occupied	496,431
Home equity loans	188,732
Total consumer real estate	685,163
Commercial owner occupied real estate	307,193
Commercial and industrial	101,880
Other income producing property	95,697
Consumer	89,484
Acquired non-credit impaired loans	$1,760,427

The unamortized discount related to the acquired non-credit impaired loans totaled $20.3 million at December 31, 2019.

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

December 31,
(Dollars in thousands)	2019
Acquired credit impaired loans:
Commercial real estate	$130,938
Commercial real estate—construction and development	25,032
Residential real estate	163,359
Consumer	35,488
Commercial and industrial	7,029
Acquired credit impaired loans	361,846
Less allowance for loan losses	(5,064)
Acquired credit impaired loans, net	$356,782

The Company has purchased loans through its acquisition of CSFL, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loan, at acquisition, is as follows:

(Dollars in thousands)	June 7, 2020
Book value of acquired loans at acquisition	$3,091,264
Allowance for credit losses at acquisition	(149,404)
Non-credit discount at acquisition	(14,283)
Carrying value or book value of acquired loans at acquisition	$2,927,577

The following three tables are presented for comparative periods, prior to the adoption of ASU 2016-13, in which accounting rules were different, therefore unrelated to the current reporting period:

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting carrying values of total acquired credit impaired loans as of December 31, 2019 are as follows:

December 31,
(Dollars in thousands)	2019
Contractual principal and interest	$452,818
Non-accretable difference	(13,938)
Cash flows expected to be collected	438,880
Accretable yield	(82,098)
Carrying value	$356,782

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

The following are changes in the carrying value of acquired credit impaired loans:

Year Ended December 31,
(Dollars in thousands)	2019
Balance at beginning of period	$485,119
Net reductions for payments, foreclosures, and accretion	(127,877)
Change in the allowance for loan losses on acquired loans	(460)
Balance at end of period, net of allowance for loan losses on acquired credit impaired loans	$356,782

The following are changes in the carrying amount of accretable yield for acquired credit impaired loans:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$116,754	$133,096
Addition from the PSC acquisition	—	—
Park Sterling Corporation ("Park Sterling") acquisition Day 1 adjustment	—	(1,460)
Contractual interest income	(26,515)	(33,115)
Accretion on acquired credit impaired loans	(17,813)	(19,004)
Reclass of nonaccretable difference due to improvement in expected cash flows	9,826	37,501
Other changes, net	(154)	(264)
Balance at end of period	$82,098	$116,754

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

The Company utilizes a risk grading matrix to assign a risk grade to each commercial loan. Classified loans are assessed at a minimum every six months. A description of the general characteristics of the risk grades is as follows:

•Pass—These loans range from minimal credit risk to average, however, still acceptable credit risk.

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$ 457,433	$ 410,075	$ 133,719	$ 79,345	$ 41,018	$ 53,104	$ 15,502	$ 1,190,196
Special mention	20,912	5,668	707	1,757	1,815	7,293	-	38,152
Substandard	389	2,800	763	2,087	201	3,669	-	9,909
Doubtful	-	-	-	-	-	8	-	8
Total Construction and land development	$ 478,734	$ 418,543	$ 135,189	$ 83,189	$ 43,034	$ 64,074	$ 15,502	$ 1,238,265

Commercial non-owner occupied
Risk rating:
Pass	$ 799,175	$ 1,082,242	$ 844,988	$ 661,092	$ 676,895	$ 1,196,156	$ 58,021	$ 5,318,569
Special mention	42,492	76,890	111,466	44,790	38,637	131,015	-	445,290
Substandard	1,351	49,662	7,497	27,224	38,617	43,109	-	167,460
Doubtful	-	-	-	-	-	4	-	4
Total Commercial non-owner occupied	$ 843,018	$ 1,208,794	$ 963,951	$ 733,106	$ 754,149	$ 1,370,284	$ 58,021	$ 5,931,323

Commercial Owner Occupied
Risk rating:
Pass	$ 805,192	$ 957,412	$ 721,808	$ 603,785	$ 458,065	$ 1,042,755	$ 42,239	$ 4,631,256
Special mention	6,993	15,984	13,021	14,457	13,597	48,775	21	112,848
Substandard	5,729	4,185	4,690	20,122	15,093	48,127	36	97,982
Doubtful	1	-	-	-	-	5	-	6
Total commercial owner occupied	$ 817,915	$ 977,581	$ 739,519	$ 638,364	$ 486,755	$ 1,139,662	$ 42,296	$ 4,842,092

Commercial and industrial
Risk rating:
Pass	$ 2,723,320	$ 595,310	$ 450,238	$ 308,914	$ 223,532	$ 419,555	$ 247,169	$ 4,968,038
Special mention	1,566	3,273	3,031	7,243	2,496	25,727	9,368	52,704
Substandard	347	1,070	6,202	7,718	2,808	6,010	2,240	26,395
Doubtful	-	2	1	3	3	1		10
Total commercial and industrial	$ 2,725,233	$ 599,655	$ 459,472	$ 323,878	$ 228,839	$ 451,293	$ 258,777	$ 5,047,147

Other income producing property
Risk rating:
Pass	$ 95,530	$ 89,648	$ 75,301	$ 55,103	$ 66,351	$ 121,304	$ 6,487	$ 509,724
Special mention	2,613	1,417	1,702	235	879	11,202	100	18,148
Substandard	1,071	1,046	997	19	1,279	13,702	47	18,161
Doubtful	-	-	-	-	-	6	-	6
Total other income producing property	$ 99,214	$ 92,111	$ 78,000	$ 55,357	$ 68,509	$ 146,214	$ 6,634	$ 546,039

Consumer owner occupied
Risk rating:
Pass	$ 7,590	$ 3,527	$ 356	$ 339	$ 1,076	$ 1,290	$ 15,502	$ 29,680
Special mention	130	3,581	249	62	-	124	338	4,484
Substandard	113	387	142	-	5	326	-	973
Doubtful	-	-	-	-	-	-	-	-
Total Consumer owner occupied	$ 7,833	$ 7,495	$ 747	$ 401	$ 1,081	$ 1,740	$ 15,840	$ 35,137

Other loans
Risk rating:
Pass	$ 17,993	$ -	$ -	$ -	$ -	$ -	$ -	$ 17,993
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other loans	$ 17,993	$ -	$ -	$ -	$ -	$ -	$ -	$ 17,993

Total Commercial Loans
Risk rating:
Pass	$ 4,906,233	$ 3,138,214	$ 2,226,410	$ 1,708,578	$ 1,466,937	$ 2,834,164	$ 384,920	$ 16,665,456
Special mention	74,706	106,813	130,176	68,544	57,424	224,136	9,827	671,626
Substandard	9,000	59,150	20,291	57,170	58,003	114,943	2,323	320,880
Doubtful	1	2	1	3	3	24	-	34
Total Commercial Loans	$ 4,989,940	$ 3,304,179	$ 2,376,878	$ 1,834,295	$ 1,582,367	$ 3,173,267	$ 397,070	$ 17,657,996

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots. The following table presents the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$ 810,215	$ 675,928	$ 543,711	$ 508,160	$ 392,754	$ 1,097,008	$ -	$ 4,027,776
30 days past due	4,933	7,744	2,816	2,382	3,510	10,522	-	31,907
60 days past due	-	350	1,222	621	103	3,068	-	5,364
90 days past due	-	176	264	994	875	5,549	-	7,858
Total Consumer owner occupied	$ 815,148	$ 684,198	$ 548,013	$ 512,157	$ 397,242	$ 1,116,147	$ -	$ 4,072,905

Home equity loans
Days past due:
Current	$ 7,654	$ 6,694	$ 7,670	$ 658	$ 398	$ 30,039	$ 1,276,058	$ 1,329,171
30 days past due	134	52	-	79	-	272	2,324	2,861
60 days past due	-	-	-	-	-	116	418	534
90 days past due	155	93	-	157	330	1,886	1,502	4,123
Total Home equity loans	$ 7,943	$ 6,839	$ 7,670	$ 894	$ 728	$ 32,313	$ 1,280,302	$ 1,336,689

Consumer
Days past due:
Current	$ 291,305	$ 201,330	$ 115,203	$ 62,485	$ 38,272	$ 147,101	$ 32,874	$ 888,570
30 days past due	105	473	454	224	29	1,043	23	2,351
60 days past due	68	143	93	61	37	376	47	825
90 days past due	73	195	272	185	100	1,663	100	2,588
Total consumer	$ 291,551	$ 202,141	$ 116,022	$ 62,955	$ 38,438	$ 150,183	$ 33,044	$ 894,334

Construction and land development
Days past due:
Current	$ 370,975	$ 164,260	$ 63,936	$ 18,530	$ 4,497	$ 25,399	$ -	$ 647,597
30 days past due	6,172	3,660	161	-	2,255	184	-	12,432
60 days past due	282	-	438	-	-	-	-	720
90 days past due	-	-	-	-	-	52	-	52
Total Construction and land development	$ 377,429	$ 167,920	$ 64,535	$ 18,530	$ 6,752	$ 25,635	$ -	$ 660,801

Other income producing property
Days past due:
Current	$ 1,412	$ 1,351	$ 1,310	$ 3,658	$ 2,045	$ 31,592	$ -	$ 41,368
30 days past due	-	-	-	-	-	27	-	27
60 days past due	-	-	-	-	-	13	-	13
90 days past due	-	-	-	-	-	1	-	1
Total other income producing property	$ 1,412	$ 1,351	$ 1,310	$ 3,658	$ 2,045	$ 31,633	$ -	$ 41,409

Total Consumer Loans
Days past due:
Current	$ 1,481,561	$ 1,049,563	$ 731,830	$ 593,491	$ 437,966	$ 1,331,139	$ 1,308,932	$ 6,934,482
30 days past due	11,344	11,929	3,431	2,685	5,794	12,048	2,347	49,578
60 days past due	350	493	1,753	682	140	3,573	465	7,456
90 days past due	228	464	536	1,336	1,305	9,151	1,602	14,622
Total Consumer Loans	$ 1,493,483	$ 1,062,449	$ 737,550	$ 598,194	$ 445,205	$ 1,355,911	$ 1,313,346	$ 7,006,138

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Total Loans	$ 6,483,423	$ 4,366,628	$ 3,114,428	$ 2,432,489	$ 2,027,572	$ 4,529,178	$ 1,710,416	$ 24,664,134

The following table presents the credit risk profile by risk grade of commercial loans for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Construction & Development	Commercial Non-owner Occupied	Commercial Owner Occupied
	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2019	2019
Pass	$959,206	$1,787,306	$1,754,801
Special mention	7,095	22,410	19,742
Substandard	2,059	1,422	9,474
Doubtful	—	—	—
	$968,360	$1,811,138	$1,784,017

	Commercial & Industrial	Other Income Producing Property	Commercial Total
	December 31,	December 31,	December 31,
	2019	2019	2019
Pass	$1,256,465	$213,291	$5,971,069
Special mention	16,055	3,966	69,268
Substandard	8,339	1,360	22,654
Doubtful	—	—	—
	$1,280,859	$218,617	$6,062,991

The following table presents the credit risk profile by risk grade of consumer loans for non-acquired loans, for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Consumer Owner Occupied	Home Equity	Consumer
	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2019	2019
Pass	$2,094,080	$508,054	$536,002
Special mention	9,585	4,490	487
Substandard	15,174	6,084	1,992
Doubtful	—	—	—
	$2,118,839	$518,628	$538,481

	Other	Consumer Total
	December 31, 2019	December 31, 2019
Pass	$13,892	$3,152,028
Special mention	—	14,562
Substandard	—	23,250
Doubtful	—	—
	$13,892	$3,189,840

The following table presents the credit risk profile by risk grade of total non-acquired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

Total Non-acquired Loans
December 31,
(Dollars in thousands)	2019
Pass	$9,123,097
Special mention	83,830
Substandard	45,904
Doubtful	—
$9,252,831

The following table presents the credit risk profile by risk grade of commercial loans for acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Construction & Development	Commercial Non-owner Occupied	Commercial Owner Occupied
	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2019	2019
Pass	$31,690	$432,710	$300,678
Special mention	966	14,162	3,092
Substandard	913	569	3,423
Doubtful	—	—	—
	$33,569	$447,441	$307,193

		Other Income Producing
	Commercial & Industrial	Property	Commercial Total
	December 31,	December 31,	December 31,
	2019	2019	2019
Pass	$97,092	$87,892	$950,062
Special mention	2,948	5,837	27,005
Substandard	1,840	1,968	8,713
Doubtful	—	—	—
	$101,880	$95,697	$985,780

The following table presents the credit risk profile by risk grade of consumer loans for acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

	Consumer Owner Occupied	Home Equity	Consumer
	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2019	2019
Pass	$486,433	$174,912	$86,535
Special mention	6,434	5,679	654
Substandard	3,564	8,141	2,295
Doubtful	—	—	—
	$496,431	$188,732	$89,484

Consumer Total
December 31,
(Dollars in thousands)	2019
Pass	$747,880
Special mention	12,767
Substandard	14,000
Doubtful	—
$774,647

The following table presents the credit risk profile by risk grade of total acquired non-credit impaired loans for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

Total Acquired
Non-credit Impaired Loans
December 31,
(Dollars in thousands)	2019
Pass	$1,697,942
Special mention	39,772
Substandard	22,713
Doubtful	—
$1,760,427

The following table presents the credit risk profile by risk grade of acquired credit impaired loans (identified as credit-impaired at the time of acquisition), net of the related discount for comparative periods, prior to the adoption of ASU 2016-13, under the incurred loss model:

		Commercial Real Estate—
		Construction and
	Commercial Real Estate	Development
	December 31,	December 31,
(Dollars in thousands)	2019	2019
Pass	$108,762	$17,756
Special mention	6,465	2,904
Substandard	15,711	4,372
Doubtful	—	—
	$130,938	$25,032

	Residential Real Estate	Consumer	Commercial & Industrial
	December 31,	December 31,	December 31,
	2019	2019	2019
Pass	$82,203	$4,483	$5,160
Special mention	35,968	12,658	286
Substandard	45,188	18,347	1,583
Doubtful	—	—	—
	$163,359	$35,488	$7,029

Total Acquired
Credit Impaired Loans
December 31,
2019
Pass	$218,364
Special mention	58,281
Substandard	85,201
Doubtful	—
$361,846

The risk grading of acquired credit impaired loans is determined utilizing a loan’s contractual balance, while the amount recorded in the financial statements and reflected above is the carrying value.

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total			Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Non-Accruing	Loans
December 31, 2020
Construction and land development	$520	$1,142	$—	$1,662	$1,894,983	$2,421	$1,899,066
Commercial non-owner occupied	188	372	471	1,031	5,925,696	4,596	5,931,323
Commercial owner occupied	2,900	840	—	3,740	4,812,293	26,059	4,842,092
Consumer owner occupied	1,375	3,632	34	5,041	4,072,255	30,746	4,108,042
Home equity loans	1,805	481	—	2,286	1,324,459	9,944	1,336,689
Commercial and industrial	10,979	22,089	10,864	43,932	4,993,997	9,218	5,047,147
Other income producing property	687	—	278	965	580,353	6,130	587,448
Consumer	1,718	818	4	2,540	885,720	6,074	894,334
Other loans	13	6	—	19	17,974	—	17,993
	$20,185	$29,380	$11,651	$61,216	$24,507,730	$95,188	$24,664,134

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

The following table presents an aging analysis of past due accruing loans, segregated by class for acquired credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2019
Commercial real estate	$2,283	$—	$2,659	$4,942	$125,996	$130,938
Commercial real estate—construction and development	—	—	393	393	24,639	25,032
Residential real estate	2,838	976	5,571	9,385	153,974	163,359
Consumer	820	283	534	1,637	33,851	35,488
Commercial and industrial	118	910	75	1,103	5,926	7,029
	$6,059	$2,169	$9,232	$17,460	$344,386	$361,846

The following is a summary of information pertaining to nonaccrual loans by class, including restructured loans:

	December 31,	December 31,	Greater than	Non-accrual
(Dollars in thousands)	2019	2020	90 Days Accruing(1)	with no allowance(1)
Construction and land development	$1,193	$2,421	$—	$533
Commercial non-owner occupied	1,154	4,596	471	—
Commercial owner occupied real estate	4,385	26,059	—	9,351
Consumer owner occupied	9,718	30,746	34	383
Home equity loans	4,640	9,944	—	52
Commercial and industrial	6,913	9,218	10,864	585
Other income producing property	1,947	6,130	278	349
Consumer	3,191	6,074	4	—
Total loans on nonaccrual status	$33,141	$95,188	$11,651	$11,253

(1)– Greater than 90 days accruing and non-accrual with no allowance loans at December 31, 2020.

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 1—Summary of Significant Accounting Policies for further detailed on individually evaluated loans. The increase in the nonaccrual balance in the above schedule, compared to December 31, 2019, is mainly due to the addition of nonaccrual loans of $69.3 million through the merger with CSFL in the second quarter. The increase was also partially due to the addition of $21.0 million of PCD loans, formerly accounted for as credit impaired loans, prior to the adoption of ASU 2016-13. These loans were previously excluded from nonaccrual loans. The adoption of ASU 2016-13 resulted in the discontinuation of the pool-level accounting for acquired credit impaired loans and replaced it with loan-level evaluation for nonaccrual status.

The following is a summary of information pertaining to non-acquired nonaccrual loans by class, including restructured loans, for comparative periods, prior to the adoption of ASU 2016-13:

December 31,
(Dollars in thousands)	2019
Commercial non-owner occupied real estate:
Construction and land development	$363
Commercial non-owner occupied	732
Total commercial non-owner occupied real estate	1,095
Consumer real estate:
Consumer owner occupied	7,202
Home equity loans	1,468
Total consumer real estate	8,670
Commercial owner occupied real estate	3,482
Commercial and industrial	4,092
Other income producing property	798
Consumer	1,587
Restructured loans	2,578
Total loans on nonaccrual status	$22,302

The following is a summary of information pertaining to acquired non-credit impaired nonaccrual loans by class, including restructured loans, for comparative periods, prior to the adoption of ASU 2016-13:

December 31,
(Dollars in thousands)	2019
Commercial non-owner occupied real estate:
Construction and land development	$699
Commercial non-owner occupied	393
Total commercial non-owner occupied real estate	1,092
Consumer real estate:
Consumer owner occupied	2,350
Home equity loans	3,067
Total consumer real estate	5,417
Commercial owner occupied real estate	903
Commercial and industrial	722
Other income producing property	1,101
Consumer	1,604
Total loans on nonaccrual status	$10,839

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2019	Coverage	%	2020	Coverage	%
Commercial non-owner occupied
Church	$245	$846	345%	$—	$—
Office	1,045	1,800	172%	—	—
Other	398	648	163%	—	—
Retail	299	1,269	424%	—	—
Commercial owner occupied real estate
Church	—	—		—	—
Industrial	738	1,103	149%	—	—
Office	1,076	1,485	138%	1,076	1,485	138%
Retail	—	—		4,849	5,490	113%
Other	3,303	7,285	221%	1,010	1,075	106%
Consumer owner occupied
Other	5,413	9,286	172%	—	—
Home equity loans
Other	1,768	2,679	152%	—	—
Commercial and industrial
Industrial	291	702	241%	—	—
Other	3,696	8,442	228%	—	—
Other income producing property
Other	3,212	10,186	317%	—	—
Consumer
Other	363	525	145%	—	—
Total collateral dependent loans	$21,847	$46,256		$6,935	$8,050

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. During the second quarter of 2020, the Bank increased the threshold limit for loans individually evaluated from $500,000 to $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Due to the threshold limit change, some of the loans with high collateral value have been removed. Overall collateral dependent loans decreased by $14.9 million from December 31, 2019 compared to the balance at December 31, 2020. Although additional collateral dependent loans of $17.6 million were assumed through the CSFL merger in June 2020, the increase was mostly offset by a reduction in collateral dependent loans, which was resulted from the change in the threshold limit.

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed by the Bank to determine if a TDR, sometimes referred to herein as a restructured loan, has occurred. The Bank designates loan modifications as TDRs when it grants a concession to a borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. See Note 1—Summary of Significant Accounting Policies for how such modifications are factored into the determination of the ACL.

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

The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession meets the criteria stipulated in the CARES Act. Details in regards to the Company’s implemented loan modification programs in response to the COVID-19 pandemic under the CARES Act is disclosed under the Note 1—Summary of Significant Accounting Policies.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the year ended December 31, 2020.

	Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Construction and land development	2	$96	$96
Commercial non-owner occupied	--	--	--
Commercial owner occupied	4	6,905	6,905
Consumer owner occupied	1	28	28
Home equity loans	1	52	52
Commercial and industrial	3	372	372
Other income producing property	2	71	71
Consumer	--	--	--
Other loans	--	--	--
Total interest rate modifications	13	$7,524	$7,524
Term modification
Construction and land development	--	$--	$--
Commercial non-owner occupied	--	--	--
Commercial owner occupied	1	180	180
Consumer owner occupied	5	579	579
Home equity loans	1	50	50
Commercial and industrial	2	284	284
Other income producing property	1	338	338
Consumer	3	120	120
Other loans	--	--	--
Total term modifications	13	$1,551	$1,551
	26	$ 9,075	$ 9,075

At December 31, 2020, the balance of accruing TDRs was $14.6 million. The Company had $576,493 remaining availability under commitments to lend additional funds on restructured loans at December 31, 2020. The amount of specific reserve associated with restructured loans was $1.2 million at December 31, 2020.

The following table presents the changes in status of loans restructured within the previous 12 months as of December 31, 2020 by type of concession. The subsequent default in this case had no impact on the expected credit losses.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	12	$ 7,224	--	$--	1	$300
Term modification	13	1,551	--	--	--	--
	25	$ 8,775	--	$--	1	$300

Note 6—Allowance for Credit Losses (ACL)

See Note 1—Summary of Significant Accounting Policies in this Annual Report on Form 10-K for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I(2)	Total
Year Ended December 31, 2020
Allowance for credit losses:
Balance at beginning of period January 1, 2020	$6,128	$15	$4,327	$815	$6,211	$4,350	$1,557	$956	$10,879	$15,219	$6,470	$56,927
Impact of Adoption	5,455	11	3,849	779	5,588	3,490	1,391	914	9,505	13,898	6,150	51,030
Initial PCD Allowance	406	3	289	—	351	669	97	—	898	656	39	3,408
Adjusted CECL balance, January 1, 2020	$11,989	$29	$8,465	$1,594	$12,150	$8,509	$3,045	$1,870	$21,282	$29,773	$12,659	$111,365
Impact of merger on provision for non-PCD loans	16,712	226	4,227	4,893	7,673	3,836	1,212	919	25,393	35,067	9,284	109,442
Initial PCD Allowance	29,935	804	5,119	1,302	6,035	6,120	902	1,003	34,077	45,787	18,320	149,404
Charge-offs	(528)	(24)	(1,053)	(32)	(347)	(6,158)	—	—	(1,205)	(601)	(4,654)	(14,602)
Recoveries	1,143	455	1,251	111	1,407	1,922	71	—	1,089	518	3,810	11,777
Net charge offs	615	431	198	79	1,060	(4,236)	71	—	(116)	(83)	(844)	(2,825)
Provision (benefit) (1)	4,310	(252)	(1,311)	(2,954)	40,279	12,333	2,657	(2,282)	16,468	13,877	6,798	89,923
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
						-1
Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$54,656	$1,238	$14,625	$4,733	$67,188	$18,435	$7,887	$685	$91,106	$116,571	$38,805	$415,929
Individually evaluated	82	—	77	—	9	120	—	—	948	6	7	1,249
Total quantitative allowance	54,738	1,238	14,702	4,733	67,197	18,555	7,887	685	92,054	116,577	38,812	417,178
Qualitative allowance	8,823	—	1,996	181	—	8,007	—	825	5,050	7,844	7,405	40,131
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309

(1)	– Additional provision for credit losses of $43.4 million was recorded during 2020 for the allowance for credit losses for unfunded commitments that is not considered in the above table. Of this amount, $9.6 million was from the initial impact from the merger with CSFL.
(2)	– The ACL for the C&I segment does not include reserve for PPP loans, which are government guaranteed.

An aggregated analysis of the changes in allowance for loan losses, for comparative periods, prior to the adoption of ASU 2016-13 is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Year Ended December 31, 2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(6,917)	(2,858)	—	(9,775)
Recoveries of loans previously charged off	3,367	547	—	3,914
Net charge-offs	(3,550)	(2,311)	—	(5,861)
Provision for loan losses charged to operations	9,283	2,311	1,183	12,777
Reduction due to loan removals	—	—	(723)	(723)
Balance at end of period	$56,927	$—	$5,064	$61,991
Year Ended December 31, 2018:
Balance at beginning of period	$43,448	$—	$4,627	$48,075
Loans charged-off	(6,012)	(2,214)	—	(8,226)
Recoveries of loans previously charged off	2,995	305	—	3,300
Net charge-offs	(3,017)	(1,909)	—	(4,926)
Provision for loan losses charged to operations	10,763	1,909	1,111	13,783
Reduction due to loan removals	—	—	(1,134)	(1,134)
Balance at end of period	$51,194	$—	$4,604	$55,798

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

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans, for comparative periods, prior to the adoption of ASU 2016-13:

	Construction	Commercial	Commercial	Consumer			Other Income
	& Land	Non-owner	Owner	Owner	Home	Commercial	Producing
(Dollars in thousands)	Development	Occupied	Occupied	Occupied	Equity	& Industrial	Property	Consumer	Total
Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(44)	—	(786)	(6)	(263)	(1,289)	(26)	(444)	(2,858)
Recoveries	3	—	—	26	206	190	71	51	547
Provision (benefit)	41	—	786	(20)	57	1,099	(45)	393	2,311
Balance, December 31, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	33,569	447,441	307,193	496,431	188,732	101,880	95,697	89,484	1,760,427
Total acquired non-credit impaired loans	$33,569	$447,441	$307,193	$496,431	$188,732	$101,880	$95,697	$89,484	$1,760,427

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Charge-offs	(107)	—	(28)	(70)	(436)	(1,108)	—	(465)	(2,214)
Recoveries	8	—	—	64	102	63	—	68	305
Provision (benefit)	99	—	28	6	334	1,045	—	397	1,909
Balance, December 31, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	165,070	679,253	421,841	628,813	242,425	212,537	133,110	111,777	2,594,826
Total acquired non-credit impaired loans	$165,070	$679,253	$421,841	$628,813	$242,425	$212,537	$133,110	$111,777	$2,594,826

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

Note 7—Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of the changes in the carrying value of OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO and Bank Premises
Balance, December 31, 2017	$11,203
Acquired in Park Sterling Corp. acquisition	210
Additions, net	13,391
Writedowns	(1,420)
Sold	(11,974)
Balance, December 31, 2018	11,410
Other Real Estate Owned at December 31, 2018	6,153
Bank Premises Held for Sale at December 31, 2018	5,257
Additions, net	10,373
Writedowns	(1,192)
Sold	(8,627)
Balance, December 31, 2019	11,964
Other Real Estate Owned at December 31, 2019	6,539
Bank Premises Held for Sale at December 31, 2019	5,425
Acquired in the CSFL acquisition	28,311
Additions, net	27,340
Writedowns	(1,085)
Sold	(18,610)
Balance, December 31, 2020	47,920
Other Real Estate Owned at December 31, 2020	11,914
Bank Premises Held for Sale at December 31, 2020	$36,006

At December 31, 2020, there were a total of 42 properties included in OREO which compares to 47 properties included in OREO, at December 31, 2019. At December 31, 2020, there were a total of 33 properties included in bank premises held for sale which compares to 12 properties included in premises held for sale, at December 31, 2019. During the second quarter of 2020, a reclassification was made so that bank property held for sale is now separately disclosed on the balance sheet. At December 31, 2020, the Company had $804,000 in residential real estate included in OREO and $5.0 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 8—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2020	2019
Land					$152,263	$74,913
Buildings and leasehold improvements	15	-	40	years	406,078	226,750
Equipment and furnishings	3	-	10	years	161,009	106,696
Lease right of use assets					113,422	87,389
Construction in process					3,618	1,977
Total					836,390	497,725
Less accumulated depreciation					(257,151)	(180,404)
					$579,239	$317,321

Depreciation expense charged to operations was $25.3 million, $18.2 million, and $18.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The overall increase in premises and equipment and depreciation from prior year was due the merger with CSFL in June 2020 when $330.3 million in premises and equipment was acquired.

At December 31, 2020 and 2019, computer software with an original cost of $37.4 million and $13.7 million, respectively, were being amortized using the straight-line method over thirty-six months. Amortization expense totaled

$2.4 million, $1.2 million, and $2.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. There were $2.9 million in capitalized implementation costs at December 31, 2020 related to internal use software following the guidance of ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Of this amount, $2.1 million was related to a new digital banking platform and $743,000 was related to a new public website. These costs are being held in a suspense account classified as other assets on the balance sheet until the project is complete when they will then begin to be depreciated.

See Note 22—Lease Commitments for further details on lease right of use asset.

Note 9—Goodwill and Other Intangible Assets

The Company evaluated the carrying value of goodwill as of April 30, 2020, its annual test date, and obtained a third-party valuation during the fourth quarter of 2020 and concluded that no impairment charge was necessary. The Company will continue to monitor the impact of COVID-19 on the Company’ business, operating results, cash flows and/or financial condition. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$1,002,900	$1,002,900
Additions:
Goodwill from CenterState acquisition	561,042	—
Balance at end of period	$1,563,942	$1,002,900

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2020	2019
Gross carrying amount	$258,554	$119,501
Accumulated amortization	(95,962)	(69,685)
	$162,592	$49,816

Amortization expense totaled $27.0 million and $13.1 million and $14.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years. Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2021	$33,845
2022	30,056
2023	24,634
2024	19,790
2025	16,480
Thereafter	37,787
$162,592

Note 10—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2020	2019
Certificates of deposit	$3,743,271	$1,651,399
Interest-bearing demand deposits	14,539,928	5,966,496
Non-interest bearing demand deposits	9,711,338	3,245,306
Savings deposits	2,694,011	1,309,896
Other time deposits	5,334	3,999
Total deposits	$30,693,882	$12,177,096

At December 31, 2020 and 2019 the Company had $814.2 million and $303.2 million in certificates of deposits of $250,000 and greater, respectively. At December 31, 2020 the Company held $600.0 million of traditional, out-of-market brokered deposits. At December 31, 2019, there were no traditional, out-of-market brokered deposits.

At December 31, 2020, the scheduled maturities of time deposits (includes $5.3 million of other time deposits) of all denominations are as follows:

(Dollars in thousands)
Year ended December 31:
2021	$2,704,310
2022	610,282
2023	210,321
2024	97,640
2025	123,218
Thereafter	2,834
$3,748,605

Note 11—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$779,666	0.17%	$298,741	0.90%	$270,649	1.08%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$553,110	0.35%	$282,172	0.93%	$312,768	0.75%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$779,666		$321,833		$362,047

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

At December 31, 2020 and December 31, 2019, the Company’s repurchase agreements totaled $394.9 million and $242.2 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2020 and December 31, 2019. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $515.9 million and $242.2 million at December 31, 2020 and December 31, 2019, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 12—Other Borrowings

The Company’s other borrowings were as follows:

			2020				2019
					Weighted				Weighted
		Interest			Average	Interest			Average
		Rate at		Average	Interest	Rate at		Average	Interest
(Dollars in thousands)	Maturity	12/31/2020	Balance	Balance	Rate	12/31/2019	Balance	Balance	Rate
Short-term borrowings:
Federal Home Loan Bank Fixed Rate Credit	3/4/2020	—%	$—			1.75%	$200,000
Federal Home Loan Bank Fixed Rate Credit	3/19/2020	—%	—			1.73%	350,000
Federal Home Loan Bank Fixed Rate Credit	3/30/2020	—%	—			1.72%	150,000
Total short-term borrowings		—%	—	$745,939	0.63%	1.73%	700,000	$538,627	2.35%

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	2.01%	12,372			3.68%	12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	2.01%	8,248			3.68%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	1.81%	20,619			3.48%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	3.09%	6,186			4.84%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	2.42%	4,124			4.09%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	1.94%	3,093			3.61%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	1.62%	10,310			3.29%	10,310
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	1.62%	10,310			3.29%	10,310
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	1.79%	15,464			3.46%	15,464
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	1.77%	10,310			3.44%	10,310
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	1.92%	5,155			3.59%	5,155
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	1.97%	4,124			3.84%	4,124
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	1.97%	8,248			3.65%	8,248
CenterState Banks of Florida Statutory Trust I junior subordinated debt(1)	9/22/2033	3.30%	10,310			—%	—
Valrico Capital Statutory Trust junior subordinated debt(1)	9/8/2034	2.93%	2,577			—%	—
Federal Trust Statutory Trust I junior subordinated debt(1)	9/17/2033	3.18%	5,155			—%	—
Gulfstream Bancshares Capital Trust II junior subordinated debt(1)	3/6/2037	1.93%	3,093			—%	—
Homestead Statutory Trust I junior subordinated debt(1)	10/1/2036	1.88%	10,495			—%	—
BSA Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	1.77%	5,155			—%	—
MRCB Statutory Trust II junior subordinated debt(1)	9/15/2036	1.82%	3,093			—%	—
Fair Market Value Discount Trust Preferred Debt Acquired			(14,116)				(2,730)
Total Junior Subordinated Debt		2.05%	144,325	131,817	2.51%	3.60%	115,833	115,490	4.20%

Residential Warranty Corp. subordinated note(5)	4/15/2021	5.00%	7,000			—%	—
Messiah College subordinated note(5)	4/15/2021	5.00%	4,000			—%	—
National Bank of Commerce subordinated debt(2)	6/1/2026	6.00%	25,000			—%	—
Landmark Bancshares subordinated debt(3)	6/30/2027	6.50%	13,000			—%	—
CenterState Bank Corporation subordinated debt(4)	6/1/2030	5.75%	200,000			—%	—
Long-term subordinated debt costs			(3,146)				—
Total Subordinated Debt		5.78%	245,854	139,584	5.69%	—%	—	—	—%

Other Long Term Debt	Various	—%	—	92	0.50%	0.50%	103	636	6.02%

Total long-term borrowings		4.40%	390,179	271,493	3.60%	3.60%	115,936	116,126	3.60%

Total borrowings		4.40%	$390,179	$1,017,432	1.58%	2.00%	$815,936	$654,753	2.57%

(1) All of the junior subordinated debt above is adjustable rate based on three-month LIBOR plus a spread ranging from 140 bps to 305 bps.

(2) The Notes bear interest at a fixed rate of 6.0% per year, from, and including, May 19, 2016, to, but excluding, June 1, 2021. On June 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 bps. The Notes may be redeemed by the Company after June 1, 2021.

(3) The Notes bear interest at a fixed rate of 6.5% per year, to, but excluding, June 30, 2022. On June 30, 2022, the Notes convert to a floating rate equal to three-month LIBOR plus 467 bps. The Notes may be redeemed by the Company after June 30, 2022.

(4) The $200 million in Notes bear interest at a fixed rate of 5.75% per year, to, but excluding, June 1, 2025. On June 1, 2025, the Notes convert to a floating rate equal to SOFR plus 562 bps. The Notes may be redeemed by the Company after June 1, 2025. The carrying balance of this debt is $196.9 million when netted against debt issuance costs of $3.1 million.

(5) These subordinated notes are not classified as Tier 2 Capital for regulatory capital purposes.

Short-Term Borrowings

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of December 31, 2020, there were no outstanding Short-Term borrowings. At December 31, 2019, there was $700.0 million in outstanding Short-Term FHLB advances. For the years ended December 31, 2020 and 2019, the average balance for short-term borrowings was $745.9 million and $538.6 million, respectively. There were no short-term borrowings at December 31, 2020, but the year-to-date weighted average cost for the year ended December 31, 2020 was 0.63%. The weighted average cost of the short-term borrowing at period end December 31, 2019 was 1.73% and the weighted average cost year to date for the year ended December 31, 2019 was 2.35%. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2020, were approximately $3.6 billion and investment securities pledged were approximately $346.6 million. This allows the Company a total borrowing capacity at the FHLB of approximately $2.8 billion. After accounting for letters of credit totaling $12.2 million, the Company had unused net credit available with the FHLB in the amount of approximately $2.8 billion at December 31, 2020. The Company also has a total borrowing capacity at the FRB of $1.2 billion at December 31, 2020 secured by a blanket lien on $2.0 billion in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at December 31, 2020.

During the fourth quarter of 2020, we paid-off early our FHLB advances of $700.0 million and terminated the interest rate swaps related to these advances at a cost of $38.8 million reflected in noninterest expense in the Consolidated Statements of Income.

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

All of the Company’s junior subordinated debt is callable after five years from issuance. Therefore, all of the junior subordinated debt is callable at December 31, 2020.

As of December 31, 2020, the sole assets of the trusts were an aggregate of $144.3 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2020, the Company recorded a $144.3 million liability for the junior subordinated debt securities, net of a $14.1 million discount recorded on Southeastern Bank Financial Statutory Trust I and II, Citizens South Banking Corporation Statutory Trust I, Community Capital Statutory Trust I, FCRV Statutory Trust I, Provident Community Bancshares Capital Trust I and II, CenterState Banks of Florida Statutory Trust I, Federal Trust Statutory Trust I, Gulfstream Bancshares Capital Trust II, Homestead Statutory Trust I, BSA Financial Statutory Trust I, and MRCB Statutory Trust II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $158.4 million and the Company would fully amortize any remaining discount into interest expense. The remaining discount is being amortized over either a one and one-half year period, a five-year period or a fourteen and one-half year period depending on the merger acquired.

As of December 31, 2020, and 2019, there was $144.3 million (net of discount of $14.1 million) and $115.8 million (net of discount of $2.7 million), respectively, in junior subordinated debt. The weighted average cost of the junior subordinated debt at period end December 31, 2020 was 2.05% and the weighted average cost year to date for the year ended December 31, 2020 of 2.51%. This does not take into account the discount. If the discount were taken into account, the weighted average cost year to date would be 3.56%. This compares to a weighted average cost of the junior subordinated debt at period end December 31, 2019 of 3.60% and the weighted average cost year to date for the year ended December 31, 2019 of 4.20%. If the discount were taken into account, the weighted average cost year to date would be 4.88% in 2019.

Pursuant to the Basel III rules adopted by the bank regulatory agencies in July 2013, financial institutions with less than $15 billion in total assets may continue to include their trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any trust preferred securities issued after such date. A financial institution may continue to include its trust preferred securities in Tier 1 capital if it exceeds $15 billion in total assets through organic growth, but if it exceeds $15 billion in total assets through an acquisition or enters into an acquisition after exceeding $15 billion in total assets through organic growth, then the trust preferred securities would no longer be included in Tier 1 capital. Therefore, upon closing on the merger with CSFL in 2020, total trust preferred securities of $158.4 million of the combined Company would no longer be included in Tier 1 capital. Following the merger, these trust preferred securities are now only included in Tier 2 capital for regulatory capital purposes.

Subordinated Debt and Notes

As of December 31, 2020, the Company recorded a $245.9 million liability for the subordinated debt, which was net of $3.1 million in debt issuance costs recorded on the CenterState subordinated debt issuance of $200.0 million. The remaining balance of the debt issuance costs are being amortized over an eight and one-half year period. There was no subordinated debt outstanding at December 31, 2019 as all this debt was acquired in the merger with CSFL in June 2020.

The weighted average cost of the subordinated debt at period end December 31, 2020 was 5.78% and the weighted average cost year to date for the year ended December 31, 2020 of 5.69%. This does not take into account the amortization of the debt issuance costs. If the debt issuance costs were taken into account, the weighted average cost year to date would be 5.93%.

Qualifying subordinated debt can be included in Tier 2 capital for regulatory capital purposes. Of our subordinated debt, the amounts for the National Bank of Commerce, Landmark Bancshares and CenterState Bank Corporation totaling $238.0 million qualify for Tier 2 capital. The subordinated notes for Residential Warranty Corp. and Messiah College totaling $11.0 million do not qualify for Tier 2 capital purposes.

Line of Credit

On November 15, 2020, the Company entered into an amendment to its Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $100 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 15, 2021, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to 2.00% plus the greater of 0.00% or one-month LIBOR. As of December 31, 2020 and 2019, and there was no outstanding balance associated with the line of credit.

Principal maturities of other borrowings are summarized below:

	Junior
	Subordinated	FHLB	Subordinated
(Dollars in thousands)	Debt	Advances	Debt	Total
Year Ended December 31,
2021	$—	$—	$11,000	$11,000
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
Thereafter	144,325	—	234,854	379,179
	$144,325	$—	$245,854	$390,179

Note 13—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current:
Federal	$16,245	$40,375	$25,275
State	13,296	4,965	6,783
Total current tax expense	29,541	45,340	32,058
Deferred:
Federal	(36,801)	(1,598)	12,557
State	(9,400)	200	769
Total deferred tax (benefit) expense	(46,201)	(1,398)	13,326
(Benefit) provision for income taxes	$(16,660)	$43,942	$45,384

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 21% in 2020, 2019 and 2018 to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income taxes at federal statutory rate	$21,834	$48,389	$47,094
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	3,077	4,080	5,916
Non-deductible merger expenses	1,344	—	—
Increase in cash surrender value of BOLI policies	(2,389)	(1,210)	(1,261)
Tax-exempt interest	(2,257)	(1,877)	(2,037)
Income tax credits	(7,138)	(6,881)	(3,118)
Non-deductible FDIC premiums	1,364	133	191
Non-deductible executive compensation	1,016	315	305
Revaluation of net deferred tax asset due to tax law change	—	—	(991)
Benefit of tax loss carryback under CARES Act	(31,468)	—	—
Other, net	(2,043)	993	(715)
	$(16,660)	$43,942	$45,384

Tax Reform Act of 2017, among other things, lowered the maximum corporate tax rate from 35% to 21% beginning in 2018. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As a result of the Tax Reform Act, the Company revalued its deferred tax assets and liabilities through the provision for income taxes.

The SEC staff issued Staff Accounting Bulletin No. 118 in December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized a provisional tax impact of $26.6 million as additional income tax expense related to the revaluation of deferred tax assets and liabilities and included that amount in its consolidated financial statements for the year ended December 31, 2017. In addition to that, during 2018, the Company finalized its calculation for the revaluation of deferred tax assets and liabilities and recorded that impact in its consolidated financial statements for the year ended December 31, 2018.

The CARES Act was passed in March, 2020 in response to the global pandemic. As a result of the legislation, tax law changed to include the ability to carry back net operating losses ("NOLs") generated in 2018 through 2020 for five years, which was previously disallowed under The Tax Reform Act. Due to differences in tax and GAAP accounting rules, which relates to a tax method change to fair value for loans, the Company filed a short period tax return as of the merger date, which generated a NOL. This loss was carried back to the 2013 through 2015 tax years at a 35% tax rate, generating one time income tax benefit of $31.5 million.

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Allowance for credit losses	$119,602	$14,468
Other-than-temporary impairment on securities	268	250
Share-based compensation	2,807	4,975
Pension plan and post-retirement benefits	516	494
Deferred compensation	13,671	12,475
Purchase accounting adjustments	11,772	24,530
Other real estate owned	899	380
Net operating loss and tax credit carryforwards	26,229	10,347
Deferred loan fees and costs	12,826	—
Nonaccrual Interest	3,141	—
Lease liability	28,179	19,146
Cash flow hedge	—	3,034
Other	603	1,040
Total deferred tax assets	220,513	91,139
Unrealized gains on investment securities available for sale	13,026	2,373
Depreciation	18,326	6,585
Intangible assets	34,648	9,979
Net deferred loan costs	—	9,082
Right of use assets	27,012	19,465
Prepaid expense	1,950	474
Tax deductible goodwill	1,302	810
Mortgage servicing rights	6,134	6,688
Other	1,534	480
Total deferred tax liabilities	103,932	55,936
Net deferred tax assets before valuation allowance	116,581	35,203
Less, valuation allowance	(5,635)	(3,887)
Net deferred tax assets	$110,946	$31,316

The Company had federal net operating loss (“NOL”) and realized built-in loss carryforwards of $91.9 million and $31.5 million for the years ended December 31, 2020 and 2019, respectively, which expire in varying amounts between 2026 to 2036. All of the Company’s loss carryforwards are subject to Section 382 of the Internal Revenue Code, which places an annual limitation on the amount of federal net operating loss carryforwards which the Company may utilize after a change in control, and also limits the Company’s ability to utilize certain tax deductions (Realized Built-in Losses or RBIL) due to the existence of a Net Unrealized Built-in Loss (“NUBIL”) at the time of the change in control. The Company is allowed to carry forward any such limited RBIL under terms similar to those related to NOLs.

The Company acquired federal net operating loss carryforwards of $62.9 million in the 2020 merger with CSFL. These acquired NOLs are subject to a combined annual Section 382 limitation of $16.0 million. In total, the combined allowable deduction for all loss carryforwards on an annual basis is $20.7 million.

The Company also has acquired state net operating losses in Georgia, Florida and Alabama. These are also subject to annual limitations under Section 382, similar to the federal NOLs. The Company expects all Section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company has state net operating loss carryforwards of $222.9 million and $108.6 million for the years ended December 31, 2020 and 2019, respectively, most of which expire in varying amounts through 2038. There is a valuation allowance of $7.1 million that relates to the parent company’s state operating loss carryforwards for which realizability is uncertain. The change in the valuation allowance for the current year was $3.2 million and for years ended December 31, 2019 and 2018, the change was immaterial.

During 2020, there were two events that impacted deferred taxes, but were not recorded through deferred tax expense (continuing operations); the impact of the adoption of CECL booked through retained earnings and recording of deferred taxes acquired as part of the CenterState merger. The combined impact of those items in 2020 was $48.8 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2020.

As of December 31, 2020, the Company has no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2017.

Note 14—Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Business development and staff related	$8,721	$8,837	$9,536
Bankcard expense	2,224	2,331	1,783
Other loan expense	5,105	2,087	2,028
Director and shareholder expense	4,175	1,859	2,065
Armored carrier and courier expense	2,449	1,874	2,102
Property and sales tax	3,936	2,131	1,760
Low income housing tax credit partnership amortization	12,977	6,141	3,829
Donation	2,121	999	960
Other	11,137	5,234	5,312
	$52,845	$31,493	$29,375

Note 15—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and shares in thousands, except for per share amounts)	2020	2019	2018
Basic earnings per common share:
Net income	$120,632	$186,483	$178,871
Weighted-average basic common shares	54,756	34,561	36,530
Basic earnings per common share	$2.20	$5.40	$4.90
Basic earnings per common share:
Net income	$120,632	$186,483	$178,871
Weighted-average basic common shares	54,756	34,561	36,530
Effect of dilutive securities	307	236	246
Weighted-average dilutive shares	55,063	34,797	36,776
Basic earnings per common share	$2.19	$5.36	$4.86

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
(Dollars in thousands)	2020			2019			2018
Number of shares			136,844			62,235			62,235
Range of exercise prices	$61.42	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

Note 16—Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2017	$(5,998)	$(4,278)	$(151)	$(10,427)
Other comprehensive income (loss) before reclassifications	382	(13,479)	33	(13,064)
Amounts reclassified from accumulated other comprehensive loss	926	510	121	1,557
Net comprehensive income (loss)	1,308	(12,969)	154	(11,507)
AOCI reclassification to retained earnings from the adoption of ASU 2018-02	(1,760)	(1,147)	(40)	(2,947)
Balance at December 31, 2018	(6,450)	(18,394)	(37)	(24,881)
Other comprehensive income (loss) before reclassifications	20	28,245	(10,447)	17,818
Amounts reclassified from accumulated other comprehensive income	6,281	2,071	(272)	8,080
Net comprehensive income (loss)	6,301	30,316	(10,719)	25,898
Balance at December 31, 2019	(149)	11,922	(10,756)	1,017
Other comprehensive income (loss) before reclassifications	(119)	35,857	(26,140)	9,598
Amounts reclassified from accumulated other comprehensive income	117	(39)	36,896	36,974
Net comprehensive income (loss)	(2)	35,818	10,756	46,572
Balance at December 31, 2020	$(151)	$47,740	$—	$47,589

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2020	2019	2018	Income Statement Line Item Affected
(Gains) losses on cash flow hedges:
Interest rate contracts	$47,303	$(349)	$155	Interest expense
	(10,407)	77	(34)	Provision for income taxes
	36,896	(272)	121	Net income
(Gains) losses on sales of available-for-sale securities:
	$(50)	$2,655	$655	Securities gains (losses), net
	11	(584)	(145)	Provision for income taxes
	(39)	2,071	510	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$152	$8,053	$1,187	Salaries and employee benefits
	(35)	(1,772)	(261)	Provision for income taxes
	117	6,281	926	Net income
Total reclassifications for the period	$36,974	$8,080	$1,557

Note 17—Restrictions on Subsidiary Dividends, Loans, or Advances

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. Prior to the merger with CSFL, the Bank was required to get the approval of the South Carolina Board of Financial Institutions (“SCBFI”) to pay dividends that exceeds 100% of net income in any calendar year. With the merger with CSFL, the Bank became a national bank regulated by the OCC. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The federal banking agencies have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current earnings.

During first quarter of 2020, the Bank paid special dividends to the Company totaling $24.7 million for which SCBFI approval was not required. These funds were used to repurchase Company stock on the open market totaling $24.7 million during the first quarter of 2020. The Bank also paid a special dividend of $33.0 million during the first quarter of 2020 to provide the Company more general operating liquidity during the COVID pandemic. The Bank paid approximately $32 million to fund quarterly shareholder divided payments. During 2019, the Bank paid special dividends to the Company totaling $157.0 million for which SCBFI approval was required. The Bank received approval from the SCBFI in June 2019 to pay an additional $60.0 million above current year net income in dividends to the Company. These funds were used to repurchase Company stock on the open market totaling $156.9 million during 2019. In 2018, the Bank paid special dividends to the Company totaling $66.6 million for which SCBFI approval was not required. These funds were used to repurchase Company stock on the open market totaling $68.4 million in the third and fourth quarters of 2018.

Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $479.5 million and $246.4 million at December 31, 2020 and 2019, respectively.

Note 18—Retirement Plans

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

The following sets forth the pension plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$28,906	$31,500
Service cost	—	121	77
Interest cost	—	1,158	1,080
Actuarial (gain) loss	—	2,471	(2,442)
Benefits paid	—	(538)	(1,188)
Expenses	—	(318)	(121)
Plan termination settlements	—	(31,800)	—
Benefit obligation at end of year	—	—	28,906
Change in plan assets:
Fair value of plan assets at beginning of year	—	30,545	31,387
Actual return on plan assets	—	2,111	467
Benefits paid	—	(538)	(1,188)
Expenses	—	(318)	(121)
Plan termination settlements	—	(31,800)	—
Fair value of plan assets at end of year	—	—	30,545
Funded (unfunded) status	$—	$—	$1,639

At December 31, 2020 and 2019, there were no net losses recognized in accumulated other comprehensive income excluding related income tax effects.

The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2020	2019	2018
Interest cost	$—	$1,157	$1,079
Service cost	—	121	78
Expected return on plan assets	—	(2,361)	(2,328)
Recognized net actuarial loss	—	483	775
Net periodic pension benefit	—	(600)	(396)
Plan termination settlement	—	10,126	—
Net periodic pension cost with settlement	—	9,526	—
Net (gain) loss	—	2,722	(581)
Amortization of net gain	—	(483)	(775)
Plan termination settlement adjustment	—	(10,126)	—
Total amount recognized in other comprehensive income	—	(7,887)	(1,356)
Total recognized in net periodic benefit cost and other comprehensive income	$—	$1,639	$(1,752)

Due to the termination of the pension plan in 2019, there was no benefit obligation or plan assets at December 31, 2020 and 2019. The weighted-average assumptions used to determine net periodic pension cost are as follows:

	Year ended
	December 31,
	2020	2019	2018
Discount rate	—%	4.10%	3.50%
Expected long-term return on plan assets	—%	7.75%	7.75%

For the years ended December 31, 2019 and 2018, the discount rate of 4.10% and 3.50%, respectively, was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, sought to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan was to achieve a rate of return that exceeds the actuarially assumed rate of return. The investment policy was reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considered historical rates of return and the nature of the plan’s investments. Prior to making the decision to terminate the Plan, the Plan assets were divided among various investment classes with allowable allocation percentages as follows: Equities 55 - 65%, Fixed Income 20 - 40%, Cash Equivalents 0 - 35%. During 2019 before the termination of the pension plan, approximately 98% of pension plan assets were invested with Fixed Income Assets, and approximately 2% of pension plan assets were held in cash equivalents. When the decision was made to terminate the plan, the Investment Committee and the Company made the decision to move the Plan assets into less risky investments of Cash Equivalents and Fixed Income Assets and out of Equities. At December 31, 2018, the Plan did not include any of the Company’s common stock. The plan made no purchases of the Company’s stock during 2020, 2019 and 2018. The difference between actual and expected returns on plan assets was accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Pension	$—	$—	$(309)
Pension plan termination expense	—	9,526	—
Employee savings plan/ 401(k)	10,962	6,659	7,948
Supplemental executive retirement plan	2,862	2,343	368
Post-retirement benefits	43	144	254
	$13,867	$18,672	$8,261

The Company and its subsidiaries have a Safe Harbor plan. Under the plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 4% of salary. Effective January 1, 2018, employees are eligible for an additional 2% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals and payable the first quarter of the following year. Based on our financial performance in 2020, we do not expect to pay a discretionary matching contribution in the first quarter of 2021. As a result of the merger with CSFL, all former CSFL employees became eligible to participate in the Company’s 401(k) plan as of legal close. CSFL’s existing 401(k) plan balances were merged into the Company’s 401(k) plan at the end of the current year.

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

Note 19—Post-Retirement Benefits

At December 31, 2020, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, South State Bank Retiree Medical Plan (the “retiree medical plan”) and the First Federal Retiree Welfare Plan (the “retiree welfare plan”).

Retiree Medical Plan

Under the retiree medical plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2020, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$254	$309	$337
Interest cost	6	11	11
Actuarial loss	(19)	(33)	2
Benefits paid	(32)	(33)	(41)
Benefit obligation at end of year	209	254	309
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	32	33	41
Benefits paid	(32)	(33)	(41)
Fair value of plan assets at end of year	—	—	—
Funded status	$(209)	$(254)	$(309)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	1.60%	2.70%	3.80%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.70%	3.80%	3.20%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest cost	$6	$11	$10
Recognized net actuarial loss	2	6	6
Net periodic benefit cost	8	17	16
Net (gain) loss	(19)	(33)	2
Amortization of gain	(2)	(6)	(6)
Total amount recognized in other comprehensive income	(21)	(39)	(4)
Total recognized in net periodic benefit cost and other comprehensive income	$(13)	$(22)	$12

There is no estimated net loss for the retiree medical plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at the end of 2020:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on total of interest cost	$1	$(1)
Effect on postretirement benefit obligation	10	(10)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2021	$27
2022	25
2023	24
2024	22
2025	20
2026-2030	71
$189

The Company expects to contribute approximately $27,000 to the retiree medical plan in 2021.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired First Financial Holdings, Inc. employees who are currently receiving benefits. The plan was unfunded at December 31, 2020, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$2,109	$2,281	$2,392
Interest cost	54	82	73
Actuarial loss	180	7	89
Benefits paid	(285)	(273)	(286)
Less: Federal subsidy on benefits paid	12	12	13
Benefit obligation at end of year	2,070	2,109	2,281
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	273	261	286
Participants’ contributions	12	12	—
Benefits paid	(285)	(273)	(286)
Fair value of plan assets at end of year	—	—	—
Funded status	$(2,070)	$(2,109)	$(2,281)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	1.60%	2.70%	3.80%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.70%	3.80%	3.20%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest cost	$54	$82	$73
Recognized net actuarial loss	151	160	154
Net periodic benefit cost	205	242	227
Net loss	180	7	89
Amortization of loss	(151)	(160)	(154)
Total amount recognized in other comprehensive income	29	(153)	(65)
Total recognized in net periodic benefit cost and other comprehensive income	$234	$89	$162

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $174,000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have the following effects at the end of 2020:

	One-Percentage Point
(Dollars in thousands)	Increase	Decrease
Effect on aggregate service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	125	(114)

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2021	$243
2022	229
2023	213
2024	198
2025	181
2026-2030	671
$1,735

The Company expects to contribute approximately $243,000 to the retiree welfare plan in 2021.

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

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The Company assumed the obligations of CSFL under various equity incentive plans pursuant to the merger of CSFL on June 7, 2020.

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2004, 2012, 2019 and 2020 plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2004 plan after January 26, 2012, and the 2004 plan is closed other than for any options still unexercised and outstanding. No options were granted under the 2012 plan after February 1, 2019, and the 2012 plan is closed other than for any options still unexercised and outstanding. No options were granted under the 2019 plan after October 29, 2020, and the 2019 plan is closed other than for any options still unexercised and outstanding. The 2020 plan is the only plan from which new share-based compensation grants may be issued. It is the Company’s policy to grant options out of the 2,072,245 shares registered under the 2020 plan.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1, 2020	176,888	$67.14	213,866	$61.28	218,689	$52.75
Granted	—	—	—	—	34,407	91.05
Assumed stock options and warrants from CSFL merger	136,831	37.85	—	—	—	—
Exercised	(52,331)	32.12	(36,978)	33.26	(33,424)	30.88
Forfeited	(4,963)	48.89	—	—	(5,806)	91.35
Outstanding at December 31, 2020	256,425	59.01	176,888	67.14	213,866	61.28
Exercisable at December 31, 2020	256,425	59.01	131,216	60.12	140,115	49.41
Weighted-average fair value of options granted during the year		$—		$—		$28.01

The aggregate intrinsic value of 256,425, 176,888, and 213,866 stock options outstanding at December 31, 2020, 2019, and 2018 was $4.6 million, $3.7 million, and $1.9 million, respectively. The aggregate intrinsic value of 256,425, 131,216, and 140,115 stock options exercisable at December 31, 2020, 2019, and 2018 was $4.6 million, $3.6 million, and $1.9 million, respectively. The aggregate intrinsic value of 52,331, 36,978, and 33,424 stock options exercised for the years ended December 31, 2020, 2019, and 2018 was $2.0 million, $1.4 million and $2.0 million, respectively.

Information pertaining to options outstanding at December 31, 2020, is as follows:

			Options Outstanding				Options Exercisable
				Weighted					Weighted
				Average					Average
				Remaining		Weighted		Weighted	Remaining
Range of			Number	Contractual		Average	Number	Average	Contractual
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Exercise Price	Life
$19.16	-	$40.00	45,002	3.1	years	$31.11	45,002	$31.11	3.1	years
$40.01	-	$55.00	74,579	7.7	years	$44.46	74,579	$44.46	7.7	years
$55.01	-	$70.00	74,609	4.1	years	$63.61	74,609	$63.61	4.1	years
$70.01	-	$85.00	—	—	years	$—	—	$—	—	years
$85.01	-	$91.35	62,235	6.6	years	$91.12	62,235	$91.12	6.6	years
			256,425	4.5	years	$59.01	256,425	$59.01	4.5	years

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. The following weighted-average assumptions were used in valuing options issued:

	Year ended December 31,
	2020		2019		2018
Dividend yield	—%		—%		1.46%
Expected life	—	years	—	years	8.5	years
Expected volatility	—%		—%		28.0%
Risk-free interest rate	—%		—%		2.54%

As of December 31, 2020, there was no unrecognized compensation cost related to non-vested stock option grants under the plans. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was approximately $1.4 million, $799,000, and $700,000, respectively. Compensation expense of $720,000, $641,000, and $751,000 was recorded in 2020, 2019, and 2018, respectively. Of the expense in 2020, approximately $481,000 was recognized in June 2020 due to the acceleration of vesting of stock options through the merger with CSFL.

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

Non-vested restricted stock for the year ended December 31, 2020 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2020	69,450	$58.96
Assumed restricted stock shares from CSFL merger	9,755	60.27
Granted	9,145	55.96
Vested	(77,029)	58.67
Forfeited	(317)	65.86
Nonvested at December 31, 2020	11,004	$59.42

The Company granted 9,145, 8,934, and 7,836 shares for the years ended December 31, 2020, 2019, and 2018, respectively. The weighted-average- grant-date fair value of restricted shares granted in 2020, 2019, and 2018 was $55.96, $73.34, and $87.37, respectively. Compensation expense of $1.5 million, $1.7 million, and $2.5 million was recorded in 2020, 2019, and 2018, respectively. Of the expense in 2020, approximately $704,000 was recognized in June 2020 due to the acceleration of vesting of restricted stock awards through the merger with CSFL.

The vesting schedule of these shares as of December 31, 2020 is as follows:

Shares
2021	7,935
2022	751
2023	751
2024	1,567
2025	—
Thereafter	—
11,004

As of December 31, 2020, there was $537,000 thousand of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.61 years as of December 31, 2020. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was approximately $4.6 million, $3.0 million, and $2.5 million, respectively.

Restricted Stock Units (“RSU”)

We, from time-to-time, also grant performance RSUs and time-vested RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one-year performance period and a time-vested requirement (generally four years from the grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CSFL, all legacy and assumed performance based restricted stock units converted to a time-vesting requirement. Dividends are not paid in respect to the awards during the performance or time-vested period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the year ended December 31 2020, we accrued for 100.0% of the RSUs granted. Due to the merger between the Company and CSFL effective June 7, 2020, a total of 242,018 restricted stock units became fully vested.

Nonvested RSUs for the year ended December 31, 2020 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2020	324,601	$76.44
Assumed restricted stock units from CSFL merger	388,381	60.27
Granted	382,205	61.27
Vested	(275,661)	75.63
Forfeited	(68,705)	74.09
Nonvested at December 31, 2020	750,821	$60.88

The nonvested shares of 750,821 at December 31, 2020 includes 61,123 shares that have met their three year vesting period, however, there is still a two year hold on these shares. These shares should be fully vested with the hold lifted by 2023. The Company granted 382,205, 159,521, and 113,270 shares for the year ended December 31, 2020, 2019, and 2018, respectively. The weighted-average grant-date fair value of restricted stock units granted in 2020 was $61.27. Compensation expense of $21.0 million, $6.4 million, and $5.5 million was recorded in 2020, 2019, and 2018, respectively. Of the expense in 2020, approximately $7.5 million was recognized in June 2020 due to the acceleration of vesting of restricted stock units through the merger with CSFL.

As of December 31, 2020, there was $27.7 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.8 years as of December 31, 2020. The total fair value of restricted stock units that vested during the years ended December 31, 2020, 2019, and 2018 was approximately $23.6 million, $5.8 million, and $5.7 million, respectively.

Employee Stock Purchase Plan

The Company has registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. At the annual shareholders meeting on October 29, 2020, a proposal was adopted that increased the shares of common stock that may be issued under the plan by up to 1,400,000 shares. The plan is available to all employees who have attained age 21 and completed six months of service. The Company currently has more than 1.4 million shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter.

The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. The Company recognized $81,000, $75,000 and $82,000 in share-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 21—Stock Repurchase Program

In February 2004, we announced a program with no formal expiration date to repurchase up to 250,000 of our common shares. In March 2017, the Board of Directors approved and reset the number of shares available to be repurchased under the 2004 stock repurchase program to 1,000,000, all of which had been repurchased as of December 31, 2018. In January 2019, the Board of Directors approved a new program (“2019 repurchase program”) to repurchase up to an additional 1,000,000 of our common shares, all of which had been repurchased as of June 30, 2019. In June 2019, the Board of Directors authorized an additional 2,000,000 of our common shares to be repurchased under the 2019 repurchase program, however we are not obligated to repurchase any additional shares under the 2019 repurchase program. As of December 31, 2020, we have repurchased 1,485,000 shares of the 2,000,000 approved in June 2019 at an average price per share of $75.26 per share (excluding commission expense). In 2020, the Company repurchased a total of 320,000 shares for $24.7 million or $77.23 per share (excluding commission expense). In 2019, the Company repurchased a total of 2,165,000 shares for $156.9 million or $72.49 per share (excluding commission expense). The remaining 515,000 shares (authorized in June of 2019) have expired. See Note 32—Subsequent Events for discussion of the “New Repurchase Program”.

Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 122,708, 35,674, and 25,251 shares at a cost of $7.7 million, $2.5 million, and $2.2 million in 2020, 2019, and 2018, respectively. Of the amounts in 2020, 86,263 shares at a cost of $5.2 million were related to the vesting of restricted stock due to the merger with CSFL.

Note 22—Lease Commitments

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

As of December 31, 2020 and 2019, we had operating ROU assets of $113.4 million and $87.4 million, respectively, and operating lease liabilities of $118.3 million and $88.8 million, respectively. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 25 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term. We do not sublease any portion of these locations to third parties.

(Dollars in thousands)	Year Ended December 31,
	2020	2019
Lease Cost Components:
Amortization of ROU assets - finance leases	$289	$—
Interest on lease liabilities - finance leases	44	—
Operating lease cost (cost resulting from lease payments)	14,266	8,804
Short-term lease cost	404	494
Variable lease cost (cost excluded from lease payments)	1,081	430
Total lease cost	$16,084	$9,728
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$42	$—
Finance lease - financing cash flows	255	—
Operating lease - operating cash flows (fixed payments)	12,876	7,725
Operating lease - operating cash flows (net change asset/liability)	(9,123)	1,457
New ROU assets - operating leases	43,583	10,239
New ROU assets - finance leases	5,374
Weighted - average remaining lease term (years) - finance leases	7.40
Weighted - average remaining lease term (years) - operating leases	11.51	14.14
Weighted - average discount rate - finance leases	1.7%
Weighted - average discount rate - operating leases	3.3%	3.9%

Operating lease payments due:
2021	$15,753
2022	14,508
2023	13,482
2024	12,212
2025	10,747
Thereafter	78,711
Total undiscounted cash flows	145,413
Discount on cash flows	(27,092)
Total operating lease liabilities	$118,321

As of December 31, 2020, the Company also holds a small number of finance leases assumed in connection to the CSFL merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At December 31, 2020, we do not maintain any leases with related parties, and we determined that the number and dollar amount of our equipment leases was immaterial. As of December 31, 2020, we have an additional operating lease that has not yet commenced of $3.5 million. This operating lease will commence in fiscal year 2021 with a lease term of 10 years.

See further discussion in Note 1—Summary of Significant Accounting Policies on page F-21 on accounting for leases.

Note 23—Contingent Liabilities

The Company has been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. The Company is also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on the Company’s consolidated financial statements.

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2020, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 24—Related Party Transactions

During 2020 and 2019, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $28.7 million and $37.5 million at December 31, 2020 and 2019 respectively. During 2020, $12.4 million of new loans were made to this group while repayments of $17.7 million were received during the year. There were also additions to related party loans of $31.8 million due to the addition of new related parties through the acquisition of CSFL and there were reductions to related party loans of $35.3 million due to the removal of related parties through the acquisition of CSFL. Related party deposits totaled approximately $18.8 million and $21.8 million at December 31, 2020 and 2019, respectively.

Note 25—Financial Instruments with Off-Balance Sheet Risk

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

The subsidiary’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2020 and 2019, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit	$5,929,845	$2,902,000
Standby letters of credit and financial guarantees	76,507	32,869
	$6,006,352	$2,934,869

As of December 31, 2020, the subsidiary had recorded a liability for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, of $43.4 million and which was recorded in Other Liabilities on the Balance Sheet. See Note 1—Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale and trading securities, derivative contracts, and mortgage servicing rights (“MSRs”) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Investment Securities

Securities available-for-sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities, or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Securities held-to-maturity are valued at quoted market prices or dealer quotes similar to securities available-for-sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the fair market value with changes in fair value recognized in current period earnings. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale are recurring Level 2.

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ACL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2020, approximately half of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

Typically, OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, OREO is considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market, and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020:
Assets
Derivative financial instruments	$813,899	$—	$813,899	$—
Loans held for sale	290,467	—	290,467	—
Trading securities	10,674	—	10,674	—
Securities available-for-sale:
Government-sponsored entities debt	29,256	—	29,256	—
State and municipal obligations	520,039	—	520,039	—
Mortgage-backed securities	2,767,675	—	2,767,675	—
Corporate securities	13,702	—	13,702	—
Total securities available-for-sale	3,330,672	—	3,330,672	—
Mortgage servicing rights	43,820	—	—	43,820
	$4,489,532	$—	$4,445,712	$43,820
Liabilities
Derivative financial instruments	$804,832	$—	$804,832	$—

December 31, 2019:
Assets
Derivative financial instruments	$16,252	$—	$16,252	$—
Loans held for sale	59,363	—	59,363	—
Securities available-for-sale:
Government-sponsored entities debt	25,941	—	25,941	—
State and municipal obligations	208,415	—	208,415	—
Mortgage-backed securities	1,721,691	—	1,721,691	—
Total securities available-for-sale	1,956,047	—	1,956,047	—
Mortgage servicing rights	30,525	—	—	30,525
	$2,062,187	$—	$2,031,662	$30,525
Liabilities
Derivative financial instruments	$31,273	$—	$31,273	$—

There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2020 and 2019.

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the year ended December 31, 2020. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2020 and 2019 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2020	$30,525	$—
Servicing assets that resulted from transfers of financial assets	28,456	—
Changes in fair value due to valuation inputs or assumptions	(6,991)	—
Changes in fair value due to decay	(8,170)	—
Fair value, December 31, 2020	$43,820	$—

Fair value, January 1, 2019	$34,727	$—
Servicing assets that resulted from transfers of financial assets	7,363	—
Changes in fair value due to valuation inputs or assumptions	(6,976)	—
Changes in fair value due to decay	(4,589)	—
Fair value, December 31, 2019	$30,525	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at December 31, 2020 or 2019.

See Note 30—Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020:
OREO	$11,914	$—	$—	$11,914
Bank property held for sale	36,006	—	—	36,006
Impaired loans	17,609	—	—	17,609
December 31, 2019:
OREO	$6,539	$—	$—	$6,539
Bank property held for sale	5,425	—	—	5,425
Non-acquired impaired loans	15,444	—	—	15,444

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2020	2019
Nonrecurring measurements:
Impaired loans	Discounted appraisals and discounted cash flows	Collateral discounts	5%	2%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	14%	31%

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and 2019. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities—Securities held-to-maturity are valued at quoted market prices or dealer quotes. The carrying value of FHLB stock approximates fair value based on the redemption provisions. The carrying value of the Company’s investment in unconsolidated subsidiaries approximates fair value. See Note 4—Investment Securities for additional information, as well as page F-76 regarding fair value.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Cash and cash equivalents	$4,609,255	$4,609,255	$4,609,255	$—	$—
Trading securities	10,674	10,674	—	10,674	—
Investment securities	4,446,657	4,448,300	160,443	4,287,857	—
Loans held for sale	290,467	290,467	—	290,467	—
Loans, net of allowance for loan losses	24,206,825	24,757,859	—	—	24,757,859
Accrued interest receivable	107,601	107,601	—	12,952	94,649
Mortgage servicing rights	43,820	43,820	—	—	43,820
Interest rate swap - non-designated hedge	802,763	802,763	—	802,763	—
Other derivative financial instruments (mortgage banking related)	11,136	11,136	—	11,136	—
Financial liabilities:
Deposits	30,693,882	30,719,416	—	30,719,416	—
Federal funds purchased and securities sold under agreements to repurchase	779,666	779,666	—	779,666	—
Other borrowings	390,179	386,126	—	386,126	—
Accrued interest payable	7,103	7,103	—	7,103	—
Interest rate swap - non-designated hedge	804,832	804,832	—	804,832	—
Off balance sheet financial instruments:
Commitments to extend credit	—	136,726	—	136,726	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$688,704	$688,704	$688,704	$—	$—
Investment securities	2,005,171	2,005,171	49,124	1,956,047	—
Loans held for sale	59,363	59,363	—	59,363	—
Loans, net of allowance for loan losses	11,313,113	11,452,003	—	—	11,452,003
Accrued interest receivable	36,774	36,774	—	8,500	28,274
Mortgage servicing rights	30,525	30,525	—	—	30,525
Interest rate swap - non-designated hedge	15,350	15,350	—	15,350	—
Other derivative financial instruments (mortgage banking related)	902	902	—	902	—
Financial liabilities:
Deposits	12,177,096	11,406,477	—	11,406,477	—
Federal funds purchased and securities sold under agreements to repurchase	298,741	298,741	—	298,741	—
Other borrowings	815,936	818,210	—	818,210	—
Accrued interest payable	4,916	4,916	—	4,916	—
Interest rate swap - non-designated hedge	16,693	16,693	—	16,693	—
Interest rate swap - cash flow hedge	13,791	13,791	—	13,791	—
Other derivative financial instruments (mortgage banking related)	789	789	—	789	—
Off balance sheet financial instruments:
Commitments to extend credit	—	36,031	—	36,031	—

Note 27—Regulatory Matters

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

The following table presents actual and required capital ratios as of December 31, 2020 and December 31, 2019 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2020
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,010,174	11.77%	$1,789,984	7.00%	$1,662,128	6.50%
South State Bank (the Bank)	3,157,098	12.39%	1,784,120	7.00%	1,656,683	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,010,174	11.77%	2,173,552	8.50%	2,045,696	8.00%
South State Bank (the Bank)	3,157,098	12.39%	2,166,432	8.50%	2,038,994	8.00%
Total capital to risk-weighted assets:
Consolidated	3,642,039	14.24%	2,684,976	10.50%	2,557,120	10.00%
South State Bank (the Bank)	3,397,463	13.33%	2,676,180	10.50%	2,548,743	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,010,174	8.27%	1,455,135	4.00%	1,818,919	5.00%
South State Bank (the Bank)	3,157,098	8.71%	1,450,600	4.00%	1,813,250	5.00%
December 31, 2019:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$1,326,725	11.30%	$822,225	7.00%	$763,495	6.50%
South State Bank (the Bank)	1,417,616	12.07%	822,218	7.00%	763,488	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	1,438,995	12.25%	998,416	8.50%	939,686	8.00%
South State Bank (the Bank)	1,417,616	12.07%	998,407	8.50%	939,677	8.00%
Total capital to risk-weighted assets:
Consolidated	1,501,321	12.78%	1,233,338	10.50%	1,174,607	10.00%
South State Bank (the Bank)	1,479,942	12.60%	1,233,327	10.50%	1,174,597	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	1,438,995	9.73%	591,731	4.00%	739,664	5.00%
South State Bank (the Bank)	1,417,616	9.59%	591,592	4.00%	739,490	5.00%

As of December 31, 2020 and 2019, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In June 2016, the FASB issued ASU No. 2016-13 which required an entity to utilize a new impairment model known as the CECL model to estimate its lifetime “expected credit loss.” This standard was adopted and became effective on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects on regulatory capital from ASU 2016-13 at adoption, the Company initially elected the option for recognizing the day 1 effects on the Company’s regulatory capital calculations over a three-year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three year phase-in of the recognition of the Day 1 effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5 year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from Day 1 and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provide a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from Day 1 and the CECL difference from the first two years of application.

Note 28—Condensed Financial Statements of Parent Company

Financial information pertaining only to South State Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2020	2019
ASSETS
Cash	$131,522	$21,688
Investment in subsidiaries	4,802,993	2,467,466
Other assets	108,086	204
Total assets	$5,042,601	$2,482,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
Corporate and subordinated debentures	$390,179	$115,833
Other liabilities	4,542	512
Shareholders’ equity	4,647,880	2,373,013
Total liabilities and shareholders’ equity	$5,042,601	$2,482,982

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income:
Dividends from subsidiary	$90,404	$214,852	$117,298
Operating income	52	5,386	67
Total income	90,456	220,238	117,365
Operating expenses	45,574	15,409	15,302
Income before income tax benefit and equity in undistributed earnings of subsidiaries	44,882	204,829	102,063
Applicable income tax benefit	8,960	1,883	3,055
Equity in undistributed earnings of subsidiary (excess distribution)	66,790	(20,229)	73,753
Net income available to common shareholders	$120,632	$186,483	$178,871

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$120,632	$186,483	$178,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,528	666	666
Share-based compensation	23,316	8,839	8,783
Gain on sale of securities available-for-sale	—	(5,366)	—
Decrease (increase) in other assets	(11,710)	(159)	1,465
Decrease in other liabilities	(12,323)	(959)	(2,048)
Undistributed earnings of subsidiary	(66,790)	20,229	(73,753)
Net cash provided by operating activities	54,653	209,733	113,984
Cash flows from investing activities:
Proceeds from sales and calls of other investment securities	—	5,366	—
Repayment of investments in and advances to subsidiary	163,000	—	—
Net cash inflow from acquisitions	19,650	—	—
Net cash provided by investing activities	182,650	5,366	—
Cash flows from financing activities:
Common stock issuance	1,537	1,394	1,331
Common stock repurchased	(32,431)	(159,431)	(70,577)
Dividends paid on common stock	(98,256)	(57,696)	(50,557)
Stock options exercised	1,681	1,230	1,032
Net cash used in financing activities	(127,469)	(214,503)	(118,771)
Net increase (decrease) in cash and cash equivalents	109,834	596	(4,787)
Cash and cash equivalents at beginning of period	21,688	21,092	25,879
Cash and cash equivalents at end of period	$131,522	$21,688	$21,092

Note 29—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			December 31, 2020			December 31, 2019
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Cash flow hedges of interest rate risk on FHLB Advances:
Pay fixed rate swap with counterparty	Other Liabilities	$—	$—	$—	$700,000	$—	$13,791

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$16,439	$—	$2,086	$2,754	$—	$199

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	$9,324,359	$802,717	$46	$564,068	$15,277	$1,019
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	$9,324,359	$46	$802,700	$564,068	$73	$15,475

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	$149,000	$119	$—	$133,000	$—	$789
Contracts used to hedge mortgage pipeline	Other Assets	$528,500	$11,017	$—	$87,773	$902	$—

Total derivatives		$19,342,657	$813,899	$804,832	$2,051,663	$16,252	$31,273

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. The Company accounts for its interest rate swap that is classified as a cash flow hedge in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 26—Fair Value, to these financial statements.

During 2020 and 2019, the Company utilized interest rate swap agreements to manage interest rate risk related to funding through short term FHLB advances. In March 2019, we entered into three-month FHLB advances for $350 million and $150 million which were continuously renewed. At the same time, we entered into interest rate swap agreements with a notional amount of $350 million and $150 million to manage the interest rate risk related to these FHLB advances. In June 2019, we entered into a three-month FHLB advance for $200 million which was continuously renewed. At the same time, we entered into an interest rate swap agreement with a notional amount of $200 million to manage the interest rate risk related to this FHLB advance. With our plan to continually renew and reprice the FHLB advances every three months, we were treating this funding as variable rate funding and hedging the cash flows from these FHLB advances against future interest rate increases by using an interest rate swap that effectively fixed the rate on the debt. The notional amount on which the interest payments were based was not exchanged related to these interest rate swaps. During the fourth quarter of 2020, the Company made the decision to repay the FHLB advances and terminate the interest rate swap agreements due to the current low interest rate environment and the expectation that interest rates will remain low during the average life of these interest rate swaps.  As a result, in December 2020, the Company recorded through earnings termination costs of $40.8 million related to the interest rate swaps which included $2.0 million in interest expense on the interest rate swap hedges.

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

The Company recognized an after-tax unrealized gain on its cash flow hedges in other comprehensive income for the year ended December 31, 2020 of $10.8 million, compared to a $10.7 million loss for the year ended December 31, 2019. During 2020, at the time of the termination of the cash flow hedges, the Company reclassified into current earnings the unrealized loss on the cash flow hedge of $38.8 million ($30.3 million after-tax). The Company did not maintain any cash flow hedges on the balance sheet at December 31, 2020. The Company maintained a $13.8 million cash flow hedge liability for the year ended December 31, 2019. There was no ineffectiveness in the cash flow hedges during the years ended December 31, 2020 and 2019. (See Note 16—Accumulated Other Comprehensive (Loss) Income for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. At December 31, 2020, there was no collateral pledged for cash flow hedges with the hedges being terminated in the fourth quarter of 2020. At December 31, 2019, collateral on the cash flow hedges on the FHLB advances was included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). Also, we have a netting agreement with the counterparties.

Balance Sheet Fair Value Hedge

As of December 31, 2020 and 2019, the Company maintained loan swaps, with an aggregate notional amount of $16.4 million and $2.8 million, respectively, accounted for as a fair value hedge in accordance with ASC 815, Derivatives and Hedging. This derivative protects the company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate. The fair value of this hedge is recorded in other assets or in other liabilities. All changes in fair value are recorded through earnings as noninterest income. There was no gain or loss recorded on this derivative in 2020 or 2019.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2020 and 2019, the interest rate swaps had an aggregate notional amount of approximately $18.6 billion and $1.1 billion, respectively. At December 31, 2020, the fair value of the interest rate swap derivatives was recorded in other assets at $802.8 million and other liabilities at $802.7 million for a net asset position of $17,000. At December 31, 2019, the fair value of the interest rate swap derivatives was recorded in other assets at $15.3 million and other liabilities at $16.5 million for a net liability position of $1.1 million. All changes in fair value are recorded through earnings as noninterest income. As of December 31, 2020, we provided $663.5 million of cash collateral on the counterparty swaps which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). The Company also provided $554.7 million in investment securities at market value as collateral on the counterparty swaps which is included in investment securities – available-for-sale.

Foreign Exchange

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At December 31, 2020 and 2019, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at December 31, 2020 and 2019, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the years ended December 31, 2020 or 2019.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2020 and 2019, the Company had derivative financial instruments outstanding with notional amounts totaling $149.0 million and $133.0 million related to mortgage servicing rights, respectively. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $119,000 at December 31, 2020 compared to a loss of $789,000 at December 31, 2019.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage loan pipeline.

	December 31,
(Dollars in thousands)	2020	2019
Mortgage loan pipeline	$510,730	$80,785
Expected closures	411,273	60,588
Fair value of mortgage loan pipeline commitments	15,328	1,160
Forward sales commitments	528,500	87,773
Fair value of forward commitments	(4,311)	(258)

Note 30—Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $5.1 billion and $3.3 billion at December 31, 2020 and 2019, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees earned by the Company during the years ended December 31, 2020 and 2019 were $9.8 million and $7.8 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At December 31, 2020 and 2019, MSRs were $43.8 million and $30.5 million, respectively, on the Company’s consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the years ended December 31, 2020 and 2019 were a loss of $7.4 million and a loss of $7.0 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Increase (decrease) in fair value of MSRs	$(7,421)	$(6,976)	$1,861
Decay of MSRs	(8,793)	(4,589)	(4,215)
Gain related to derivatives	10,177	3,967	(953)
Net effect on statements of income	$(6,037)	$(7,598)	$(3,307)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 26—Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	December 31,
(Dollars in thousands)	2020		2019
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.9%		99.8%
Adjustable-rate mortgage loans	0.1%		0.2%
Total	100.0%		100.0%
Weighted average life	6.10	years	6.55	years
Constant Prepayment rate (CPR)	12.3%		10.3%
Weighted average discount rate	9.0%		9.4%
Effect on fair value due to change in interest rates
25 basis point increase	$2,744		$2,477
50 basis point increase	5,520		4,452
25 basis point decrease	(2,497)		(2,938)
50 basis point decrease	(4,114)		(6,228)

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

Custodial escrow balances maintained in connection with the loan servicing were $26.6 million and $16.5 million at December 31, 2020 and 2019.

Whole loan sales were $3.2 billion and $812.3 million for the years ended December 31, 2020 and 2019, of which $2.7 billion and $660.6 million or 85.1% and 81.3% were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2020, loans held for sale were $290.5 million, compared with $59.4 million at December 31, 2019.

Note 31—Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2020, tax credits and other tax benefits of $11.2 million and amortization of $12.9 million were recorded. For the year ended December 31, 2019, the Company recorded tax credits and other tax benefits of $5.9 million and amortization of $6.0 million. At December 31, 2020 and 2019, the Company’s carrying value of QAHPs was $105.6 million and $76.9 million, respectively, with an original investment of $137.1 million. The Company has $42.7 million and $35.7 million in remaining funding obligations related to these QAHPs recorded in liabilities at December 31, 2020 and 2019, respectively. None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 32—Subsequent Events

On January 27, 2021, the Company’s Board of Directors approved the authorization of a new 3.5 million share Company stock repurchase plan (the “New Repurchase Program”). The New Repurchase Plan replaces the Company’s prior stock repurchase plan announced on June 13, 2019 in its entirety. The repurchases under the New Repurchase Program will be made from time to time by the Company in the open market as conditions allow and the repurchase plan has made available for two years, unless shortened or extended by the Company’s Board of Directors. The stock repurchase program does not obligate the Company to repurchase any specified number of shares of its common stock. The shares may be purchased in open market or negotiated transactions, block trades, accelerated share repurchase transactions or pursuant to one or more trading plans established pursuant to Rule 10b5-1. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange and Commission and other applicable legal requirements. The number, price and timing of the repurchases, if any, will be at the Company’s sole discretion and will depend on a number of factors, including market and economic conditions, liquidity needs and other factors and there is no assurance that the Company will purchase any shares under the program.

On February 1, 2021, the Company completed its previously announced acquisition of Duncan-Williams, Inc., a 52-year-old family- and employee-owned registered broker-dealer, headquartered in Memphis, Tennessee, serving primarily institutional clients across the U.S. in the fixed income business. Duncan-Williams firm became an operating subsidiary of South State Bank immediately following the transaction. The transaction provides the Company with a seasoned team of revenue producers as well as an expanded platform through which the Correspondent Banking Division can leverage additional opportunities. The transaction represents an attractive capital deployment opportunity for the company and the ability to grow its fee-based businesses.