Form 10-Q
period 2021-03-31
SOUTH STATE Corp
filed 2021-05-07
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2021
Common Stock, $2.50 par value	71,074,747

South State Corporation and Subsidiaries

March 31, 2021 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

South State Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$392,556	$363,306
Federal funds sold and interest-earning deposits with banks	5,214,760	3,582,410
Deposits in other financial institutions (restricted cash)	366,821	663,539
Total cash and cash equivalents	5,974,137	4,609,255
Trading securities, at fair value	83,947	10,674
Investment securities:
Securities held to maturity (fair value of $1,180,762 and $957,183)	1,214,313	955,542
Securities available for sale, at fair value	3,891,490	3,330,672
Other investments	161,468	160,443
Total investment securities	5,267,271	4,446,657
Loans held for sale	352,997	290,467
Loans:
Acquired - non-purchased credit deteriorated loans	8,433,913	9,458,869
Acquired - purchased credit deteriorated loans (formerly acquired credit-impaired loans)	2,680,466	2,915,809
Non-acquired	13,377,086	12,289,456
Less allowance for credit losses	(406,460)	(457,309)
Loans, net	24,085,005	24,206,825
Other real estate owned	11,471	11,914
Bank property held for sale	31,193	36,006
Premises and equipment, net	569,171	579,239
Bank owned life insurance	562,624	559,368
Deferred tax assets	105,087	110,946
Derivatives assets	416,329	813,899
Mortgage servicing rights	54,285	43,820
Core deposit and other intangibles	153,861	162,592
Goodwill	1,579,758	1,563,942
Other assets	483,196	344,269
Total assets	$39,730,332	$37,789,873
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$10,801,812	$9,711,338
Interest-bearing	21,639,598	20,982,544
Total deposits	32,441,410	30,693,882
Federal funds purchased	479,305	384,735
Securities sold under agreements to repurchase	399,276	394,931
Corporate and subordinated debentures	390,323	390,179
Reserve for unfunded commitments	35,829	43,380
Derivative liabilities	402,256	804,832
Other liabilities	862,113	430,054
Total liabilities	35,010,512	33,141,993
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 71,060,446 and 70,973,477 shares issued and outstanding, respectively	177,651	177,434
Surplus	3,772,248	3,765,406
Retained earnings	770,952	657,451
Accumulated other comprehensive (loss) income	(1,031)	47,589
Total shareholders’ equity	4,719,820	4,647,880
Total liabilities and shareholders’ equity	$39,730,332	$37,789,873

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Net Income (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans, including fees	$259,967	$133,034
Investment securities:
Taxable	15,425	11,915
Tax-exempt	2,095	1,399
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	989	1,452
Total interest income	278,476	147,800
Interest expense:
Deposits	11,257	14,437
Federal funds purchased and securities sold under agreements to repurchase	351	615
Corporate and subordinated debentures	4,870	1,192
Other borrowings	—	3,543
Total interest expense	16,478	19,787
Net interest income	261,998	128,013
(Recovery) provision for credit losses	(58,420)	36,533
Net interest income after (recovery) provision for credit losses	320,418	91,480
Noninterest income:
Fees on deposit accounts	25,282	18,141
Mortgage banking income	26,880	14,647
Trust and investment services income	8,578	7,389
Correspondent banking and capital market income	28,748	494
Other	6,797	3,461
Total noninterest income	96,285	44,132
Noninterest expense:
Salaries and employee benefits	140,361	60,978
Occupancy expense	23,331	12,287
Information services expense	18,789	9,306
OREO expense and loan related	1,002	587
Amortization of intangibles	9,164	3,007
Supplies, printing and postage expense	2,670	1,505
Professional fees	3,274	2,494
FDIC assessment and other regulatory charges	3,771	2,058
Advertising and marketing	1,740	814
Merger and branch consolidation related expense	10,009	4,129
Other	14,600	10,082
Total noninterest expense	228,711	107,247
Earnings:
Income before provision for income taxes	187,992	28,365
Provision for income taxes	41,043	4,255
Net income	$146,949	$24,110
Earnings per common share:
Basic	$2.07	$0.72
Diluted	$2.06	$0.71
Weighted average common shares outstanding:
Basic	71,009	33,566
Diluted	71,484	33,805

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$146,949	$24,110
Other comprehensive income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(63,790)	40,450
Tax effect	15,170	(8,899)
Net of tax amount	(48,620)	31,551
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	—	(28,512)
Tax effect	—	6,272
Reclassification adjustment for gains included in interest expense	—	(722)
Tax effect	—	159
Net of tax amount	—	(22,803)
Other comprehensive (loss) income, net of tax	(48,620)	8,748
Comprehensive income	$98,329	$32,858

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2021 and 2020

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive income:
Net income	—	—	—	24,110	—	24,110
Other comprehensive income, net of tax effects	—	—	—	—	8,748	8,748
Total comprehensive income						32,858
Cash dividends declared on common stock at $0.47 per share	—	—	—	(15,840)	—	(15,840)
Stock options exercised	12,485	31	372	—	—	403
Restricted stock awards (forfeitures)	498	1	(1)	—	—	—
Stock issued pursuant to restricted stock units	31,435	79	(79)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,914)	—	—	(24,714)
Common stock repurchased	(24,567)	(61)	(1,803)	—	—	(1,864)
Share-based compensation expense	—	—	2,007	—	—	2,007
Cumulative change in accounting principle due to the adoption of ASU 2016-13	—	—	—	(44,820)	—	(44,820)
Balance, March 31, 2020	33,444,236	$83,611	$1,584,322	$643,345	$9,765	$2,321,043
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive loss:
Net income	—	—	—	146,949	—	146,949
Other comprehensive loss, net of tax effects	—	—	—	—	(48,620)	(48,620)
Total comprehensive income						98,329
Cash dividends declared on common stock at $0.47 per share	—	—	—	(33,380)	—	(33,380)
Cash dividend equivalents paid on restricted stock units	—	—	—	(68)	—	(68)
Stock options exercised	37,854	94	1,677	—	—	1,771
Stock issued pursuant to restricted stock units	59,462	149	(149)	—	—	—
Common stock repurchased	(10,347)	(26)	(778)	—	—	(804)
Share-based compensation expense	—	—	6,092	—	—	6,092
Balance, March 31, 2021	71,060,446	$177,651	$3,772,248	$770,952	$(1,031)	$4,719,820

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$146,949	$24,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,475	7,853
(Recovery) provision for credit losses	(58,420)	36,533
Deferred income taxes	21,037	(4,878)
Share-based compensation expense	6,092	2,007
Accretion of discount related to acquired loans	(10,416)	(10,931)
Losses (gains) on disposal of premises and equipment	753	(263)
Losses on sale of bank premises and other repossessed real estate	2,349	69
Net amortization of premiums on investment securities	9,481	2,055
Bank premises and other repossessed real estate write downs	469	111
Fair value adjustment for loans held for sale	5,852	(926)
Originations and purchases of loans held for sale	(842,796)	(239,736)
Proceeds from sales of loans held for sale	795,124	232,520
Gains on sales of loans held for sale	(20,709)	(4,214)
Bank owned life insurance income	(3,280)	(1,373)
Net change in:
Accrued interest receivable	4,169	(923)
Prepaid assets	1,685	651
Operating leases	1,638	268
Bank owned life insurance	24	2,090
Trading securities	(41,412)	—
Derivative assets	397,570	(45,690)
Miscellaneous other assets	(172,197)	(9,803)
Accrued interest payable	1,394	(853)
Accrued income taxes	19,436	9,131
Derivative liabilities	(402,575)	38,143
Miscellaneous other liabilities	421,343	5,132
Net cash provided by operating activities	299,035	41,083
Cash flows from investing activities:
Proceeds from maturities and calls of investment securities held to maturity	16,746	—
Proceeds from maturities and calls of investment securities available for sale	217,712	113,381
Proceeds from sales of other investment securities	155	—
Purchases of investment securities available for sale	(850,593)	(90,134)
Purchases of investment securities held to maturity	(276,725)	—
Purchases of other investment securities	(1,181)	(13,869)
Net decrease (increase) in loans	178,078	(129,458)
Net cash paid in acquisitions	(39,929)	—
Recoveries of loans previously charged off	3,396	1,909
Purchases of premises and equipment	(5,580)	(2,193)
Proceeds from sale of bank premises and other repossessed real estate	6,599	988
Proceeds from sale of premises and equipment	952	9
Net cash used in investing activities	(750,370)	(119,367)
Cash flows from financing activities:
Net increase in deposits	1,749,783	167,451
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	98,915	26,982
Proceeds from borrowings	—	500,000
Repayment of borrowings	—	(2)
Common stock repurchases	(804)	(26,578)
Dividends paid	(33,448)	(15,840)
Stock options exercised	1,771	403
Net cash provided by financing activities	1,816,217	652,416
Net increase in cash and cash equivalents	1,364,882	574,132
Cash and cash equivalents at beginning of period	4,609,255	688,704
Cash and cash equivalents at end of period	$5,974,137	$1,262,836
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$15,083	$20,640
Income taxes	$2,072	$845
Recognition of operating lease assets in exchange for lease liabilities	$1,298	$458
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$34,838	$—
Liabilities assumed	2,343	—
Net identifiable assets acquired over liabilities assumed	15,816	—
Real estate acquired in full or in partial settlement of loans	$1,631	$2,048

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021, should be referenced when reading these unaudited condensed consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiaries. References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether a valuation account would need to be recorded. As of March 31, 2021, the Company had $1.2 billion of held-to-maturity securities and no related valuation account.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2021, the accrued interest receivable for all investment securities recorded in Other Assets was $13.6 million.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2021, the accrued interest receivable for loans recorded in Other Assets was $89.5 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As part of the new combined ACL methodology implemented during the third quarter 2020, Management completed a funding study based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applied this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Prior to the implementation of the new combined ACL methodology, the Company applied a utilization rate instead of a funding rate to the South State legacy portfolio to determine the reserve for unfunded commitments. As of March 31, 2021, the liability recorded for expected credit losses on unfunded commitments was $35.8 million. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Statements of Income.

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard was subsequently updated with ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, ASU No. 2019-05, Targeted Transition Relief (Topic 326 – Financial Instruments-Credit Losses), and ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an ACL that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration. See Note 2 – Summary of Significant Account Policies – Allowance for Credit Losses for further discussion. We adopted the new standard as of January 1, 2020. This standard did not have a material impact on our investment securities portfolio at implementation. Related to the implementation of ASU 2016-13, we recorded additional ACL for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. See table the below for impact of ASU 2016-13 on the Company’s consolidated balance sheet. See Note 2 - Summary of Significant Accounting Policies for further discussion.

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

A – The Company did not have any held-to maturity securities as of January 1, 2020. Per our analysis we determined that no ACL was necessary for investment securities – available for sale.

B – Accrued interest receivable from acquired credit impaired loans of $1,677 was reclassified to other assets and was offset by the reclassification of the grossed up credit discount on acquired credit impaired loans of $3,408 that was moved to the ACL for the purchased credit deteriorated loans.

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

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20. ASU 2018-14 amends ASC 715-20 to add, remove, and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and requires entities to apply the amendment on a retrospective basis. Early adoption is permitted. This update will not have a material impact on our consolidated financial statements.

Note 4 — Mergers and Acquisitions

CenterState Bank Corporation (“CSFL”)

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, of Winter Haven, Florida, the bank holding company for CenterState Bank, N.A. (“CSB”), in a stock transaction. Pursuant to the Merger Agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, South State Bank (“SSB”), a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “Bank Merger”). In connection with the Bank Merger, CSB changed its name to “South State Bank, National Association” (hereinafter referred to as the “Bank”). CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.26 billion including the value of the conversion of CSFL’s outstanding warrants, stock options and restricted stock units totaling $15.5 million. Subsequently, during the fourth quarter 2020, the purchase price (consideration transferred) decreased by $5.2 million due to an update to the value for stock options assumed and converted in the merger. The stock options assumed reflect their intrinsic value based upon a Black Scholes valuation.

In the acquisition, the Company acquired $13.0 billion of loans, including PPP loans, at fair value, net of $239.5 million, or 1.82%, estimated discount, including a fair value adjustment of $29.8 million recorded during the third quarter 2020, to the outstanding principal balance, representing 113.9% of the Company’s total loans at December 31, 2019. Of the total loans acquired, Management identified $3.1 billion that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $125.9 million, which will be amortized utilizing a sum-of-the-years’-digit method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships. During the third quarter 2020, the Company identified an additional intangible related to its correspondent banking business acquired in the CSFL merger of approximately $10.0 million. As a result of the various measurement period adjustments identified during 2020, goodwill was reduced by $39.4 million to $561.0 million.

During three months ended March 31, 2021 and March 31, 2020, the Company incurred approximately $10.0 million and $4.1 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Consolidated Statements of Income.

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

(k)— The purchase price, or the fair value of total consideration transferred, decreased by $5.2 million to $2.9 million for stock options assumed and converted in the merger. The stock options assumed reflect their intrinsic value based upon a Black Sholes valuation.

Comparative and Pro Forma Financial Information for the CSFL Acquisition

Pro-forma data for the three months ended March 31, 2020 listed in the table below presents pro-forma information as if the CSFL acquisition occurred at the beginning of 2020. These results combine the historical results of CSFL in the Company’s Consolidated Statement of Net Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2020.

Merger-related costs of $4.1 million from the CSFL acquisition were incurred during the first quarter 2020 and were excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by CSFL in 2020. The Company recorded expenses related to systems conversions and other costs of integration during the year 2020 and the first quarter of 2021 for the CSFL merger. The expenses related to systems conversions and other costs of integration are expected to continuously be recorded in 2021. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

Pro Forma
Three Months Ended
(Dollars in thousands)	March 31, 2020
Total revenues (net interest income plus noninterest income)	$374,136
Net interest income	$274,214
Net adjusted income available to the common shareholder	$58,179
EPS - basic	$0.82
EPS - diluted	$0.81

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

Duncan-Williams, Inc. (“Duncan-Williams”)

On February 1, 2021, the Company completed its previously announced acquisition of Duncan-Williams, a 52-year-old family- and employee-owned registered broker-dealer, headquartered in Memphis, Tennessee, serving primarily institutional clients across the U.S. in the fixed income business. Duncan-Williams firm became an operating subsidiary of South State Bank immediately following the transaction.

In total, the purchase price for Duncan-Williams was $48.3 million, including an additional premium of $8.0 million that is payable after three years from the date of acquisition. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $15.8 million. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2021:
U.S. Government agencies	$49,988	$—	$(1,919)	$48,069
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	749,291	—	(19,340)	729,951
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	99,326	—	(4,627)	94,699
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	250,708	44	(5,878)	244,874
Small Business Administration loan-backed securities	65,000	—	(1,831)	63,169
	$1,214,313	$44	$(33,595)	$1,180,762
December 31, 2020:
U.S. Government agencies	$25,000	$1	$—	$25,001
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	632,269	1,827	(1,032)	633,064
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	75,767	405	—	76,172
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	174,506	300	(91)	174,715
Small Business Administration loan-backed securities	48,000	231	—	48,231
	$955,542	$2,764	$(1,123)	$957,183

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2021:
U.S. Government agencies	$25,000	$—	$(1,447)	$23,553
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,560,744	9,607	(21,669)	1,548,682
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	682,412	14,441	(6,303)	690,550
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	581,776	7,021	(8,418)	580,379
State and municipal obligations	589,954	10,510	(4,361)	596,103
Small Business Administration loan-backed securities	439,210	2,741	(3,414)	438,537
Corporate securities	13,549	170	(33)	13,686
	$3,892,645	$44,490	$(45,645)	$3,891,490
December 31, 2020:
U.S. Government agencies	$29,882	$16	$(642)	$29,256
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,351,506	16,657	(1,031)	1,367,132
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	739,797	16,579	(825)	755,551
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	229,219	10,939	(50)	240,108
State and municipal obligations	502,575	17,491	(27)	520,039
Small Business Administration loan-backed securities	401,496	4,978	(1,590)	404,884
Corporate securities	13,562	140	—	13,702
	$3,268,037	$66,800	$(4,165)	$3,330,672

During three months ended March 31, 2021 and March 31, 2020, there were no realized gains or losses from the sale of securities.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
March 31, 2021:
Federal Home Loan Bank stock	$16,283
Federal Reserve Bank stock	129,716
Investment in unconsolidated subsidiaries	4,941
Other nonmarketable investment securities	10,528
$161,468
December 31, 2020:
Federal Home Loan Bank stock	$15,083
Federal Reserve Bank stock	129,871
Investment in unconsolidated subsidiaries	4,941
Other nonmarketable investment securities	10,548
$160,443

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2021, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt and equity securities at March 31, 2021, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$6,546	$6,581
Due after one year through five years	—	—	90,961	93,481
Due after five years through ten years	103,666	99,660	556,874	561,777
Due after ten years	1,110,647	1,081,102	3,238,264	3,229,651
	$1,214,313	$1,180,762	$3,892,645	$3,891,490

Information pertaining to our securities with gross unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2021:
Securities Held to Maturity
U.S. Government agencies	$1,919	$48,069	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	19,340	729,951	—	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	4,627	94,699	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	5,878	141,438	—	—
Small Business Administration loan-backed securities	1,831	63,169	—	—
	$33,595	$1,077,326	$—	$—
Securities Available for Sale
U.S. Government agencies	$1,447	$23,553	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	21,669	987,348	—	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	6,303	140,650	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	8,418	271,699	—	—
State and municipal obligations	4,361	153,477	—	—
Small Business Administration loan-backed securities	2,225	136,824	1,189	123,335
Corporate securities	33	6,967	—	—
	$44,456	$1,720,518	$1,189	$123,335
December 31, 2020:
Securities Held to Maturity
agencies or sponsored enterprises	$1,032	$213,146	$—	$—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	27,445	—	—
	$1,123	$240,591	$—	$—
Securities Available for Sale
U.S. Government agencies	$642	$24,358	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,031	260,411	—	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	825	140,333	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	46	13,594	4	871
State and municipal obligations	27	8,620	—	—
Small Business Administration loan-backed securities	573	94,981	1,017	104,254
	$3,144	$542,297	$1,021	$105,125

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of March 31, 2021 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

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

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Note 6 — Loans

The following is a summary of total loans:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Loans:
Construction and land development (1)	$1,888,901	$1,899,066
Commercial non-owner occupied	5,926,453	5,931,323
Commercial owner occupied real estate	4,826,651	4,842,092
Consumer owner occupied (2)	4,026,509	4,108,042
Home equity loans	1,287,088	1,336,689
Commercial and industrial	5,087,416	5,047,147
Other income producing property	563,127	587,448
Consumer	880,134	894,334
Other loans	5,186	17,993
Total loans	24,491,465	24,664,134
Less allowance for credit losses	(406,460)	(457,309)
Loans, net	$24,085,005	$24,206,825
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as 1-4 family investment rental property.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the current period March 31, 2021, to include net deferred cost of $27.7 million and unamortized discount total related to loans acquired of $87.3 million. Accrued interest receivable (AIR) of $89.5 million is accounted for separately and reported in other assets.

The Company purchased loans through its acquisition of CSFL in the second quarter of 2020, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans, at acquisition, is as follows:

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$ 109,475	$ 446,813	$ 392,240	$ 108,104	$ 76,826	$ 92,885	$ 19,029	$ 1,245,372
Special mention	828	22,740	2,785	657	2,156	6,209	496	35,871
Substandard	378	305	2,821	442	857	3,703	-	8,506
Doubtful	-	-	-	-	-	8	-	8
Total Construction and land development	$ 110,681	$ 469,858	$ 397,846	$ 109,203	$ 79,839	$ 102,805	$ 19,525	$ 1,289,757

Commercial non-owner occupied
Risk rating:
Pass	$ 228,835	$ 781,247	$ 1,042,267	$ 795,307	$ 626,399	$ 1,757,376	$ 57,862	$ 5,289,293
Special mention	725	44,705	76,566	111,653	42,151	157,653	-	433,453
Substandard	364	477	74,662	9,855	28,205	90,098	-	203,661
Doubtful	-	-	-	-	-	46	-	46
Total Commercial non-owner occupied	$ 229,924	$ 826,429	$ 1,193,495	$ 916,815	$ 696,755	$ 2,005,173	$ 57,862	$ 5,926,453

Commercial Owner Occupied
Risk rating:
Pass	$ 163,545	$ 802,824	$ 966,904	$ 691,577	$ 565,159	$ 1,401,822	$ 32,417	$ 4,624,248
Special mention	286	6,182	9,813	13,654	14,287	58,571	20	102,813
Substandard	2,536	4,112	10,499	2,230	20,180	59,972	35	99,564
Doubtful	-	1	-	-	-	25	-	26
Total commercial owner occupied	$ 166,367	$ 813,119	$ 987,216	$ 707,461	$ 599,626	$ 1,520,390	$ 32,472	$ 4,826,651

Commercial and industrial
Risk rating:
Pass	$ 1,611,235	$ 1,313,365	$ 541,430	$ 405,497	$ 289,381	$ 589,987	$ 259,255	$ 5,010,150
Special mention	387	2,595	2,978	2,040	7,655	27,674	2,030	45,359
Substandard	533	2,967	1,196	6,418	5,546	6,879	8,347	31,886
Doubtful	-	-	2	2	3	13	1	21
Total commercial and industrial	$ 1,612,155	$ 1,318,927	$ 545,606	$ 413,957	$ 302,585	$ 624,553	$ 269,633	$ 5,087,416

Other income producing property
Risk rating:
Pass	$ 18,529	$ 92,394	$ 74,892	$ 76,332	$ 50,745	$ 167,989	$ 7,395	$ 488,276
Special mention	496	2,569	1,938	1,370	127	12,245	41	18,786
Substandard	475	926	568	534	124	12,758	47	15,432
Doubtful	-	-	-	-	-	6	-	6
Total other income producing property	$ 19,500	$ 95,889	$ 77,398	$ 78,236	$ 50,996	$ 192,998	$ 7,483	$ 522,500

Consumer owner occupied
Risk rating:
Pass	$ 398	$ 7,283	$ 3,414	$ 239	$ 102	$ 2,202	$ 14,875	$ 28,513
Special mention	221	126	3,544	220	60	52	101	4,324
Substandard	-	105	384	143	-	323	-	955
Doubtful	-	-	-	-	-	146	-	146
Total Consumer owner occupied	$ 619	$ 7,514	$ 7,342	$ 602	$ 162	$ 2,723	$ 14,976	$ 33,938

Other loans
Risk rating:
Pass	$ 5,186	$ -	$ -	$ -	$ -	$ -	$ -	$ 5,186
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other loans	$ 5,186	$ -	$ -	$ -	$ -	$ -	$ -	$ 5,186

Total Commercial Loans
Risk rating:
Pass	$ 2,137,203	$ 3,443,926	$ 3,021,147	$ 2,077,056	$ 1,608,612	$ 4,012,261	$ 390,833	$ 16,691,038
Special mention	2,943	78,917	97,624	129,594	66,436	262,404	2,688	640,606
Substandard	4,286	8,892	90,130	19,622	54,912	173,733	8,429	360,004
Doubtful	-	1	2	2	3	244	1	253
Total Commercial Loans	$ 2,144,432	$ 3,531,736	$ 3,208,903	$ 2,226,274	$ 1,729,963	$ 4,448,642	$ 401,951	$ 17,691,901

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$ 457,433	$ 410,075	$ 133,719	$ 79,345	$ 41,018	$ 53,104	$ 15,502	$ 1,190,196
Special mention	20,912	5,668	707	1,757	1,815	7,293	-	38,152
Substandard	389	2,800	763	2,087	201	3,669	-	9,909
Doubtful	-	-	-	-	-	8	-	8
Total Construction and land development	$ 478,734	$ 418,543	$ 135,189	$ 83,189	$ 43,034	$ 64,074	$ 15,502	$ 1,238,265

Commercial non-owner occupied
Risk rating:
Pass	$ 799,175	$ 1,082,242	$ 844,988	$ 661,092	$ 676,895	$ 1,196,156	$ 58,021	$ 5,318,569
Special mention	42,492	76,890	111,466	44,790	38,637	131,015	-	445,290
Substandard	1,351	49,662	7,497	27,224	38,617	43,109	-	167,460
Doubtful	-	-	-	-	-	4	-	4
Total Commercial non-owner occupied	$ 843,018	$ 1,208,794	$ 963,951	$ 733,106	$ 754,149	$ 1,370,284	$ 58,021	$ 5,931,323

Commercial Owner Occupied
Risk rating:
Pass	$ 805,192	$ 957,412	$ 721,808	$ 603,785	$ 458,065	$ 1,042,755	$ 42,239	$ 4,631,256
Special mention	6,993	15,984	13,021	14,457	13,597	48,775	21	112,848
Substandard	5,729	4,185	4,690	20,122	15,093	48,127	36	97,982
Doubtful	1	-	-	-	-	5	-	6
Total commercial owner occupied	$ 817,915	$ 977,581	$ 739,519	$ 638,364	$ 486,755	$ 1,139,662	$ 42,296	$ 4,842,092

Commercial and industrial
Risk rating:
Pass	$ 2,723,320	$ 595,310	$ 450,238	$ 308,914	$ 223,532	$ 419,555	$ 247,169	$ 4,968,038
Special mention	1,566	3,273	3,031	7,243	2,496	25,727	9,368	52,704
Substandard	347	1,070	6,202	7,718	2,808	6,010	2,240	26,395
Doubtful	-	2	1	3	3	1	-	10
Total commercial and industrial	$ 2,725,233	$ 599,655	$ 459,472	$ 323,878	$ 228,839	$ 451,293	$ 258,777	$ 5,047,147

Other income producing property
Risk rating:
Pass	$ 95,530	$ 89,648	$ 75,301	$ 55,103	$ 66,351	$ 121,304	$ 6,487	$ 509,724
Special mention	2,613	1,417	1,702	235	879	11,202	100	18,148
Substandard	1,071	1,046	997	19	1,279	13,702	47	18,161
Doubtful	-	-	-	-	-	6	-	6
Total other income producing property	$ 99,214	$ 92,111	$ 78,000	$ 55,357	$ 68,509	$ 146,214	$ 6,634	$ 546,039

Consumer owner occupied
Risk rating:
Pass	$ 7,590	$ 3,527	$ 356	$ 339	$ 1,076	$ 1,290	$ 15,502	$ 29,680
Special mention	130	3,581	249	62	-	124	338	4,484
Substandard	113	387	142	-	5	326	-	973
Doubtful	-	-	-	-	-	-	-	-
Total Consumer owner occupied	$ 7,833	$ 7,495	$ 747	$ 401	$ 1,081	$ 1,740	$ 15,840	$ 35,137

Other loans
Risk rating:
Pass	$ 17,993	$ -	$ -	$ -	$ -	$ -	$ -	$ 17,993
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other loans	$ 17,993	$ -	$ -	$ -	$ -	$ -	$ -	$ 17,993

Total Commercial Loans
Risk rating:
Pass	$ 4,906,233	$ 3,138,214	$ 2,226,410	$ 1,708,578	$ 1,466,937	$ 2,834,164	$ 384,920	$ 16,665,456
Special mention	74,706	106,813	130,176	68,544	57,424	224,136	9,827	671,626
Substandard	9,000	59,150	20,291	57,170	58,003	114,943	2,323	320,880
Doubtful	1	2	1	3	3	24	-	34
Total Commercial Loans	$ 4,989,940	$ 3,304,179	$ 2,376,878	$ 1,834,295	$ 1,582,367	$ 3,173,267	$ 397,070	$ 17,657,996

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots. The following tables present the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$ 199,054	$ 837,846	$ 654,899	$ 490,479	$ 438,647	$ 1,336,430	$ -	$ 3,957,355
30 days past due	-	3,308	3,266	2,328	1,965	11,994	-	22,861
60 days past due	-	124	58	-	119	1,235	-	1,536
90 days past due	-	-	353	170	1,034	9,262	-	10,819
Total Consumer owner occupied	$ 199,054	$ 841,278	$ 658,576	$ 492,977	$ 441,765	$ 1,358,921	$ -	$ 3,992,571

Home equity loans
Days past due:
Current	$ 2,532	$ 7,269	$ 6,546	$ 5,360	$ 557	$ 27,574	$ 1,226,868	$ 1,276,706
30 days past due	-	52	156	2	-	554	3,953	4,717
60 days past due	-	65	-	65	-	212	1,163	1,505
90 days past due	-	3	221	79	66	2,476	1,315	4,160
Total Home equity loans	$ 2,532	$ 7,389	$ 6,923	$ 5,506	$ 623	$ 30,816	$ 1,233,299	$ 1,287,088

Consumer
Days past due:
Current	$ 84,682	$ 233,869	$ 180,014	$ 101,267	$ 54,976	$ 190,457	$ 29,548	$ 874,813
30 days past due	15	334	181	255	469	1,129	119	2,502
60 days past due	-	130	78	186	18	199	2	613
90 days past due	-	102	225	283	48	1,476	72	2,206
Total consumer	$ 84,697	$ 234,435	$ 180,498	$ 101,991	$ 55,511	$ 193,261	$ 29,741	$ 880,134

Construction and land development
Days past due:
Current	$ 66,685	$ 374,186	$ 83,748	$ 28,822	$ 11,488	$ 29,277	$ -	$ 594,206
30 days past due	-	3,368	1,488	-	-	-	-	4,856
60 days past due	-	-	-	-	-	-	-	-
90 days past due	-	-	-	-	-	82	-	82
Total Construction and land development	$ 66,685	$ 377,554	$ 85,236	$ 28,822	$ 11,488	$ 29,359	$ -	$ 599,144

Other income producing property
Days past due:
Current	$ 2,911	$ 1,913	$ 1,343	$ 1,205	$ 2,345	$ 30,896	$ -	$ 40,613
30 days past due	-	-	-		-	9	-	9
60 days past due	-	-	-	-	-	-	-	-
90 days past due	-	-	-	-	-	5	-	5
Total other income producing property	$ 2,911	$ 1,913	$ 1,343	$ 1,205	$ 2,345	$ 30,910	$ -	$ 40,627

Total Consumer Loans
Days past due:
Current	$ 355,864	$ 1,455,083	$ 926,550	$ 627,133	$ 508,013	$ 1,614,634	$ 1,256,416	$ 6,743,693
30 days past due	15	7,062	5,091	2,585	2,434	13,686	4,072	34,945
60 days past due	-	319	136	251	137	1,646	1,165	3,654
90 days past due	-	105	799	532	1,148	13,301	1,387	17,272
Total Consumer Loans	$ 355,879	$ 1,462,569	$ 932,576	$ 630,501	$ 511,732	$ 1,643,267	$ 1,263,040	$ 6,799,564

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans	$ 2,500,311	$ 4,994,305	$ 4,141,479	$ 2,856,775	$ 2,241,695	$ 6,091,909	$ 1,664,991	$ 24,491,465

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$ 810,215	$ 675,928	$ 543,711	$ 508,160	$ 392,754	$ 1,097,008	$ -	$ 4,027,776
30 days past due	4,933	7,744	2,816	2,382	3,510	10,522	-	31,907
60 days past due	-	350	1,222	621	103	3,068	-	5,364
90 days past due	-	176	264	994	875	5,549	-	7,858
Total Consumer owner occupied	$ 815,148	$ 684,198	$ 548,013	$ 512,157	$ 397,242	$ 1,116,147	$ -	$ 4,072,905

Home equity loans
Days past due:
Current	$ 7,654	$ 6,694	$ 7,670	$ 658	$ 398	$ 30,039	$ 1,276,058	$ 1,329,171
30 days past due	134	52	-	79	-	272	2,324	2,861
60 days past due	-	-	-	-	-	116	418	534
90 days past due	155	93	-	157	330	1,886	1,502	4,123
Total Home equity loans	$ 7,943	$ 6,839	$ 7,670	$ 894	$ 728	$ 32,313	$ 1,280,302	$ 1,336,689

Consumer
Days past due:
Current	$ 291,305	$ 201,330	$ 115,203	$ 62,485	$ 38,272	$ 147,101	$ 32,874	$ 888,570
30 days past due	105	473	454	224	29	1,043	23	2,351
60 days past due	68	143	93	61	37	376	47	825
90 days past due	73	195	272	185	100	1,663	100	2,588
Total consumer	$ 291,551	$ 202,141	$ 116,022	$ 62,955	$ 38,438	$ 150,183	$ 33,044	$ 894,334

Construction and land development
Days past due:
Current	$ 370,975	$ 164,260	$ 63,936	$ 18,530	$ 4,497	$ 25,399	$ -	$ 647,597
30 days past due	6,172	3,660	161	-	2,255	184	-	12,432
60 days past due	282	-	438	-	-	-	-	720
90 days past due	-	-	-	-	-	52	-	52
Total Construction and land development	$ 377,429	$ 167,920	$ 64,535	$ 18,530	$ 6,752	$ 25,635	$ -	$ 660,801

Other income producing property
Days past due:
Current	$ 1,412	$ 1,351	$ 1,310	$ 3,658	$ 2,045	$ 31,592	$ -	$ 41,368
30 days past due	-	-	-	-	-	27	-	27
60 days past due	-	-	-	-	-	13	-	13
90 days past due	-	-	-	-	-	1	-	1
Total other income producing property	$ 1,412	$ 1,351	$ 1,310	$ 3,658	$ 2,045	$ 31,633	$ -	$ 41,409

Total Consumer Loans
Days past due:
Current	$ 1,481,561	$ 1,049,563	$ 731,830	$ 593,491	$ 437,966	$ 1,331,139	$ 1,308,932	$ 6,934,482
30 days past due	11,344	11,929	3,431	2,685	5,794	12,048	2,347	49,578
60 days past due	350	493	1,753	682	140	3,573	465	7,456
90 days past due	228	464	536	1,336	1,305	9,151	1,602	14,622
Total Consumer Loans	$ 1,493,483	$ 1,062,449	$ 737,550	$ 598,194	$ 445,205	$ 1,355,911	$ 1,313,346	$ 7,006,138

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Total Loans	$ 6,483,423	$ 4,366,628	$ 3,114,428	$ 2,432,489	$ 2,027,572	$ 4,529,178	$ 1,710,416	$ 24,664,134

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
March 31, 2021
Construction and land development	$572	$406	$31	$1,009	$1,886,194	$1,698	$1,888,901
Commercial non-owner occupied	2,588	—	—	2,588	5,917,537	6,328	5,926,453
Commercial owner occupied	561	839	32	1,432	4,791,417	33,802	4,826,651
Consumer owner occupied	2,592	993	74	3,659	3,994,684	28,166	4,026,509
Home equity loans	3,520	620	—	4,140	1,272,461	10,487	1,287,088
Commercial and industrial	13,018	3,224	636	16,878	5,061,576	8,962	5,087,416
Other income producing property	373	5	184	562	557,516	5,049	563,127
Consumer	2,139	418	—	2,557	871,969	5,608	880,134
Other loans	3	—	—	3	5,183	—	5,186
	$25,366	$6,505	$957	$32,828	$24,358,537	$100,100	$24,491,465
December 31, 2020
Construction and land development	$520	$1,142	$—	$1,662	$1,894,983	$2,421	$1,899,066
Commercial non-owner occupied	188	372	471	1,031	5,925,696	4,596	5,931,323
Commercial owner occupied	2,900	840	—	3,740	4,812,293	26,059	4,842,092
Consumer owner occupied	1,375	3632	34	5,041	4,072,255	30,746	4,108,042
Home equity loans	1,805	481	—	2,286	1,324,459	9,944	1,336,689
Commercial and industrial	10,979	22,089	10,864	43,932	4,993,997	9,218	5,047,147
Other income producing property	687	—	278	965	580,353	6,130	587,448
Consumer	1,718	818	4	2,540	885,720	6,074	894,334
Other loans	13	6	—	19	17,974	—	17,993
	$20,185	$29,380	$11,651	$61,216	$24,507,730	$95,188	$24,664,134

The following is a summary of information pertaining to nonaccrual loans by class, including restructured loans:

	December 31,	March 31,	Greater than	Non-accrual
(Dollars in thousands)	2020	2021	90 Days Accruing(1)	with no allowance(1)
Construction and land development	$2,421	$1,698	$31	$23
Commercial non-owner occupied	4,596	6,328	—	1,112
Commercial owner occupied real estate	26,059	33,802	32	12,870
Consumer owner occupied	30,746	28,166	74	314
Home equity loans	9,944	10,487	—	51
Commercial and industrial	9,218	8,962	636	222
Other income producing property	6,130	5,049	184	322
Consumer	6,074	5,608	—	—
Total loans on nonaccrual status	$95,188	$100,100	$957	$14,914
(1)	– Greater than 90 days accruing and non-accrual with no allowance loans at March 31, 2021.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		March 31,	Collateral
(Dollars in thousands)	2020	Coverage	%	2021	Coverage	%
Commercial non-owner occupied
Retail	$—	$—		$1,112	$1,440	129%
Commercial owner occupied real estate
Office	1,076	1,485	138%	3,833	2,214	58%
Retail	4,849	5,490	113%	9,413	11,250	120%
Other	1,010	1,075	106%	—	—
Total collateral dependent loans	$6,935	$8,050		$14,358	$14,904

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. During the second quarter of 2020, the Bank increased the threshold limit for loans individually evaluated from $500,000 to $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $7.4 million during the three months ended March 31, 2021.

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

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the three month period ending March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Construction and land development	—	$—	$—	2	$106	$106
Consumer owner occupied	—	—	—	1	30	30
Commercial and industrial	—	—	—	6	782	782
Other income producing property	1	298	298	1	345	345
Total interest rate modifications	1	$298	$298	10	$1,263	$1,263
Term modification
Consumer owner occupied	—	$—	$—	1	$52	$52
Home equity loans	—	—	—	1	52	52
Commercial and industrial	1	40	40	1	284	284
Total term modifications	1	$40	$40	3	$388	$388
	2	$338	$338	13	$1,651	$1,651

At March 31, 2021 and 2020, the balance of accruing TDRs was $14.5 million and $10.9 million, respectively. The Company had $791,000 and $1.1 million remaining availability under commitments to lend additional funds on restructured loans at March 31, 2021 and 2020. The amount of specific reserve associated with restructured loans was $2.4 million and $1.1 million at March 31, 2021 and 2020, respectively.

The following table presents the changes in status of loans restructured within the previous 12 months as of March 31, 2021 by type of concession. There were no loans with subsequent default.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	10	$ 7,620	—	$—	—	$—
Term modification	8	1,209	—	—	—	—
	18	$ 8,829	—	$—	—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:
	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended March 31, 2021
Allowance for credit losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(120)	—	(169)	—	(10)	(2,149)	—	—	(27)	(194)	(705)	(3,374)
Recoveries	428	33	417	1	201	510	—	—	333	321	1,151	3,395
Net (charge offs) recoveries	308	33	248	1	191	(1,639)	—	—	306	127	446	21
(Recovery) provision (1)	(827)	(81)	(943)	(1,023)	(12,051)	2,960	(2,003)	34	(6,750)	(16,989)	(13,197)	(50,870)
Balance at end of period March 31, 2021	$63,042	$1,190	$16,003	$3,892	$55,337	$27,883	$5,884	$1,544	$90,660	$107,559	$33,466	$406,460

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$55,336	$1,190	$14,210	$3,830	$55,234	$21,334	$5,884	$817	$83,115	$100,267	$26,673	$367,890
Individually evaluated	378	—	165	—	103	—	—	—	3,315	35	399	4,395
Total quantitative allowance	55,714	1,190	14,375	3,830	55,337	21,334	5,884	817	86,430	100,302	27,072	372,285
Qualitative allowance	7,328	—	1,628	62	—	6,549	—	727	4,230	7,257	6,394	34,175
Balance at end of period March 31, 2021	$63,042	$1,190	$16,003	$3,892	$55,337	$27,883	$5,884	$1,544	$90,660	$107,559	$33,466	$406,460

Three Months Ended March 31, 2020
Allowance for loan losses:
Balance at beginning of period January 1, 2020	$6,128	$15	$4,327	$815	$6,211	$4,350	$1,557	$956	$10,879	$15,219	$6,470	$56,927
Impact of Adoption	5,455	11	3,849	779	5,588	3,490	1,391	914	9,505	13,898	6,150	51,030
Initial PCD Allowance	406	3	289	—	351	669	97	—	898	656	39	3,408
Adjusted CECL balance	$11,989	$29	$8,465	$1,594	$12,150	$8,509	$3,045	$1,870	$21,282	$29,773	$12,659	$111,365
Charge-offs	(304)	—	(615)	—	(105)	(1,785)	—	—	(315)	—	(99)	(3,223)
Recoveries	276	91	413	—	280	467	52	—	88	44	198	1,909
Net (charge offs) recoveries	(28)	91	(202)	—	175	(1,318)	52	—	(227)	44	99	(1,314)
Provision (recovery) (1)	6,253	119	3,829	541	4,452	1,808	1,460	19	2,737	11,485	2,031	34,734
Balance at end of period March 31, 2020	$18,214	$239	$12,092	$2,135	$16,777	$8,999	$4,557	$1,889	$23,792	$41,302	$14,789	$144,785

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$10,824	$42	$7,517	$1,729	$11,257	$6,744	$1,639	$1,160	$14,579	$14,958	$8,802	$79,251
Individually evaluated	61	174	315	—	75	—	—	—	173	2	512	1,312
Total quantitative allowance	10,885	216	7,832	1,729	11,332	6,744	1,639	1,160	14,752	14,960	9,314	80,563
Qualitative allowance	7,329	23	4,260	406	5,445	2,255	2,918	729	9,040	26,342	5,475	64,222
Balance at end of period March 31, 2020	$18,214	$239	$12,092	$2,135	$16,777	$8,999	$4,557	$1,889	$23,792	$41,302	$14,789	$144,785

(1) A negative provision (recovery) for credit losses of $7.5 million was recorded during the first quarter of 2021, compared to an additional provision for credit losses of $1.8 million recorded during the first quarter of 2020 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of information pertaining to OREO and Bank Premises Held for Sale:

Three Months Ended March 31,
(Dollars in thousands)	2021
Balance, December 31, 2020	$47,920
Additions	4,160
Writedowns	(468)
Sold	(8,948)
Balance, March 31, 2021	$42,664
Other Real Estate Owned at March 31, 2021	11,471
Bank Premises Held for Sale at March 31, 2021	$31,193

At March 31, 2021, there were a total of 41 properties included in OREO compared to 42 properties at December 31, 2020. At March 31, 2021, there were a total of 29 properties included in bank premises held for sale which compares to 33 properties included in premises held for sale, at December 31, 2020. During the second quarter of 2020, a reclassification was made so that bank property held for sale is now separately disclosed on the balance sheet. At March 31, 2021, we had $1.1 million in residential real estate included in OREO and $4.7 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of March 31, 2021, we had operating right-of-use (“ROU”) assets of $111.9 million and operating lease liabilities of $117.1 million. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 23 years. The exercise of renewal options is based on the sole judgment of Management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The Company also holds a small number of finance leases assumed in connection to the CSFL merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained.

	Three Months Ended
(Dollars in thousands)	March 31,
	2021	2020
Lease Cost Components:
Amortization of ROU assets - finance leases	$117	$—
Interest on lease liabilities - finance leases	15	—
Operating lease cost (cost resulting from lease payments)	4,343	2,258
Short-term lease cost	135	98
Variable lease cost (cost excluded from lease payments)	648	166
Total lease cost	$5,258	$2,522
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$15	$—
Finance lease - financing cash flows	106	—
Operating lease - operating cash flows (fixed payments)	4,140	1,672
Operating lease - operating cash flows (net change asset/liability)	(3,220)	268
New ROU assets - operating leases	1,298	458
New ROU assets - finance leases	—	—
Weighted - average remaining lease term (years) - finance leases	7.16	—
Weighted - average remaining lease term (years) - operating leases	11.30	13.92
Weighted - average discount rate - finance leases	1.7%	—
Weighted - average discount rate - operating leases	3.3%	3.9%

Operating lease payments due:
2021 (excluding the three months ended March 31, 2021)	$15,931
2022	14,438
2023	13,705
2024	12,120
2025	10,703
Thereafter	76,428
Total undiscounted cash flows	143,325
Discount on cash flows	(26,258)
Total operating lease liabilities	$117,067

As of March 31, 2021, we determined that the number and dollar amount of our equipment leases was immaterial. As of March 31, 2021, we have an additional operating lease that has not yet commenced of $3.5 million. This operating lease will commence in June 2021 with a lease term of 10 years.

Note 10 — Deposits

Our total deposits are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Non-interest bearing checking	$10,801,812	$9,711,338
Interest-bearing checking	7,369,066	6,955,575
Savings	2,906,673	2,694,011
Money market	7,884,132	7,584,353
Time deposits	3,479,727	3,748,605
Total deposits	$32,441,410	$30,693,882

At March 31, 2021 and December 31, 2020, we had $764.7 million and $814.2 million in certificates of deposits of $250,000 and greater, respectively. At March 31, 2021 and December 31, 2020, the Company held $475.0 million and $600.0 in traditional, out-of-market brokered deposits, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2020, we did not pay a discretionary matching contribution in the first quarter of 2021. Currently, we expect the same terms in the employees’ savings plan for 2021. As a result of the recent CSFL merger, all former CSFL employees became eligible to participate in the Company’s 401(k) plan as of legal close in June 2020. CSFL’s existing 401(k) plan balances merged into the Company’s 401(k) plan at the end of the year 2020. We expensed $4.3 million during the three months ended March 31, 2021 and $1.9 million for the three months ended March 31, 2020 related to the Company’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
(Dollars and shares in thousands, except for per share amounts)	2021	2020
Basic earnings per common share:
Net income	$146,949	$24,110
Weighted-average basic common shares	71,009	33,566
Basic earnings per common share	$2.07	$0.72
Diluted earnings per common share:
Net income	$146,949	$24,110
Weighted-average basic common shares	71,009	33,566
Effect of dilutive securities	475	239
Weighted-average dilutive shares	71,484	33,805
Diluted earnings per common share	$2.06	$0.71

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021			2020
Number of shares			62,235			62,235
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35

Note 13 — Share-Based Compensation

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

Activity in our stock option plans for 2004, 2012, 2019 and 2020 as well as stock options and warrants assumed from the CSFL merger is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2021	256,425	$59.01
Exercised	(37,854)	46.81
Outstanding at March 31, 2021	218,571	61.13	4.52	$4,584
Exercisable at March 31, 2021	218,571	61.13	4.52	$4,584

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first three months of March 2021. Because all outstanding stock options had vested as of December 31, 2020, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested for the three months ended March 31, 2021.

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

Nonvested restricted stock for 2021 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2021	11,004	$59.42
Vested	(2,082)	52.95
Nonvested at March 31, 2021	8,922	$60.94

As of March 31, 2021, there was $366,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.72 years as of March 31, 2021. The total fair value of shares vested during the three months ended March 31, 2021 was $110,000.

Restricted Stock Units (“RSUs”)

We, from time-to-time, also grant performance RSUs and time-vested RSUs to employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable employees at the beginning of a performance period. Due to the merger with CSFL, all legacy and assumed performance based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met.

Outstanding RSUs for the three months ended March 31, 2021 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2021	750,821	$60.88
Granted	281,116	81.04
Vested	(59,518)	61.19
Forfeited	(2,496)	56.34
Outstanding at March 31, 2021	969,923	$66.82

As of March 31, 2021, there was $44.4 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.4 years as of March 31, 2021. The total fair value of RSUs vested and released during the three months ended March 31, 2021 was $3.6 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2021, commitments to extend credit and standby letters of credit totaled $6.0 billion. As of March 31, 2021, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $35.8 million and recorded on the Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Management, as of March 31, 2021, any such liability is not expected to have a material effect on our consolidated financial statements.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an ACL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2021, approximately half of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021:
Assets
Derivative financial instruments	$416,329	$—	$416,329	$—
Loans held for sale	352,997	—	352,997	—
Trading securities	83,947	—	83,947	—
Securities available for sale:
U.S. Government agencies	23,553	—	23,553	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,544,600	—	1,544,600	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	694,632	—	694,632	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	580,379	—	580,379	—
State and municipal obligations	596,103	—	596,103	—
Small Business Administration loan-backed securities	438,537	—	438,537	—
Corporate securities	13,686	—	13,686	—
Total securities available for sale	3,891,490	—	3,891,490	—
Mortgage servicing rights	54,285	—	—	54,285
	$4,799,048	$—	$4,744,763	$54,285
Liabilities
Derivative financial instruments	$402,256	$—	$402,256	$—

December 31, 2020:
Assets
Derivative financial instruments	$813,899	$—	$813,899	$—
Loans held for sale	290,467	—	290,467	—
Trading securities	10,674	—	10,674	—
Securities available for sale:
U.S. Government agencies	29,256	—	29,256	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,379,978	—	1,379,978	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	650,646	—	650,646	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	334,834	—	334,834	—
State and municipal obligations	520,039	—	520,039	—
Small Business Administration loan-backed securities	402,217	—	402,217	—
Corporate securities	13,702	—	13,702	—
Total securities available for sale	3,330,672	—	3,330,672	—
Mortgage servicing rights	43,820	—	—	43,820
	$4,489,532	$—	$4,445,712	$43,820
Liabilities
Derivative financial instruments	$804,832	$—	$804,832	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2021. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2021 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2021	$43,820	$—
Servicing assets that resulted from transfers of financial assets	6,950	—
Changes in fair value due to valuation inputs or assumptions	6,575	—
Changes in fair value due to decay	(3,060)	—
Fair value , March 31, 2021	$54,285	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2021.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021:
OREO	$11,471	$—	$—	$11,471
Bank property held for sale	31,193	—	—	31,193
Impaired loans	8,764	—	—	8,764
December 31, 2020:
OREO	$11,914	$—	$—	$11,914
Bank property held for sale	36,006	—	—	36,006
Impaired loans	17,609	—	—	17,609

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			March 31,	December 31,
	Valuation Technique	Unobservable Input	2021	2020
Nonrecurring measurements:
Impaired loans	Discounted appraisals and discounted cash flows	Collateral discounts	13%	5%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	13%	14%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2021 and December 31, 2020. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2021
Financial assets:
Cash and cash equivalents	$5,974,137	$5,974,137	$5,974,137	$—	$—
Trading securities	83,947	83,947	—	83,947	—
Investment securities	5,267,271	5,233,723	161,468	5,072,255	—
Loans held for sale	352,997	352,997	—	352,997	—
Loans, net of allowance for loan losses	24,085,005	24,421,405	—	—	24,421,405
Accrued interest receivable	105,865	105,865	—	13,758	92,107
Mortgage servicing rights	54,285	54,285	—	—	54,285
Interest rate swap - non-designated hedge	398,221	398,221	—	398,221	—
Other derivative financial instruments (mortgage banking related)	18,108	18,108	—	18,108	—
Financial liabilities:
Deposits	32,441,410	32,458,336	—	32,458,336	—
Federal funds purchased and securities sold under agreements to repurchase	878,581	878,581	—	878,581	—
Other borrowings	390,323	388,127	—	388,127	—
Accrued interest payable	8,498	8,498	—	8,498	—
Interest rate swap - non-designated hedge	399,625	399,625	—	399,625	—
Other derivative financial instruments (mortgage banking related)	2,631	2,631	—	2,631	—
Off balance sheet financial instruments:
Commitments to extend credit	—	84,280	—	84,280	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$4,609,255	$4,609,255	$4,609,255	$—	$—
Trading securities	10,674	10,674	—	10,674	—
Investment securities	4,446,657	4,448,300	160,443	4,287,857	—
Loans held for sale	290,467	290,467	—	290,467	—
Loans, net of allowance for loan losses	24,206,825	24,757,859	—	—	24,757,859
Accrued interest receivable	107,601	107,601	—	12,952	94,649
Mortgage servicing rights	43,820	43,820	—	—	43,820
Interest rate swap - non-designated hedge	802,763	802,763	—	802,763	—
Other derivative financial instruments (mortgage banking related)	11,136	11,136	—	11,136	—
Financial liabilities:
Deposits	30,693,882	30,719,416	—	30,719,416	—
Federal funds purchased and securities sold under agreements to repurchase	779,666	779,666	—	779,666	—
Other borrowings	390,179	386,126	—	386,126	—
Accrued interest payable	7,103	7,103	—	7,103	—
Interest rate swap - non-designated hedge	804,832	804,832	—	804,832	—
Off balance sheet financial instruments:
Commitments to extend credit	—	136,726	—	136,726	—

Note 16 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended March 31, 2021
Balance at December 31, 2020	$(151)	$47,740	$—	$47,589
Other comprehensive loss before reclassifications	—	(48,620)	—	(48,620)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net comprehensive loss	—	(48,620)	—	(48,620)
Balance at March 31, 2021	$(151)	$(880)	$—	$(1,031)

Three Months Ended March 31, 2020
Balance at December 31, 2019	$(149)	$11,922	$(10,756)	$1,017
Other comprehensive income (loss) before reclassifications	—	31,551	(22,240)	9,311
Amounts reclassified from accumulated other comprehensive income	—	—	(563)	(563)
Net comprehensive income (loss)	—	31,551	(22,803)	8,748
Balance at March 31, 2020	$(149)	$43,473	$(33,559)	$9,765

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	2021	2020	Income Statement Line Item Affected
Gains on cash flow hedges:
Interest rate contracts	$—	$(722)	Interest expense
	—	159	Provision for income taxes
	—	(563)	Net income
Total reclassifications for the period	$—	$(563)

Note 17 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			March 31, 2021			December 31, 2020
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$16,307	$—	$1,390	$16,439	$—	$2,086

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	9,697,873	393,424	120,458	9,324,359	802,717	46
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	9,697,873	4,797	277,777	9,324,359	46	802,700

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	152,000	—	2,631	149,000	119	—
Contracts used to hedge mortgage pipeline	Other Assets	593,500	18,108	—	528,500	11,017	—
Total derivatives		$20,157,553	$416,329	$402,256	$19,342,657	$813,899	$804,832

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We had no cash flow hedges as of March 31, 2021 and December 31, 2020. For more information regarding the fair value of our derivative financial instruments, see Note 17 to these financial statements.

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

Balance Sheet Fair Value Hedge

As of March 31, 2021 and December 31, 2020, the Company maintained loan swaps, with an aggregate notional amount of $16.3 million and $16.4 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. There was no gain or loss recorded on these derivatives the three months ended March 31, 2021 and 2020.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2021 and December 31, 2020, the interest rate swaps had an aggregate notional amount of approximately $19.4 billion and $18.6 billion, respectively. At March 31, 2021 the fair value of the interest rate swap derivatives are recorded in other assets at $398.2 million and in other liabilities at $398.2 million for a net liability position of $14,000. At December 31, 2020, the fair value of the interest rate swap derivatives was recorded in other assets at $802.8 million and other liabilities at $802.7 million for a net asset position of $17,000. Changes in the fair market value of these interest rate swaps is recorded through earnings. As of March 31, 2021, we provided $366.8 million of cash collateral on the customer swaps which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). We also provided $558.0 million in investment securities at market value as collateral on the customer swaps which is included in investment securities – available for sale.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At March 31, 2021 and December 31, 2020, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at March 31, 2021, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended March 31, 2021 and 2020.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On March 31, 2021, we had derivative financial instruments outstanding with notional amounts totaling $152.0 million related to MSRs, compared to $149.0 million on December 31, 2020. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $2.6 million at March 31, 2021, compared to a gain of $119,000 at December 31, 2020 and a gain of $1.1 million at March 31, 2020.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Mortgage loan pipeline	$634,976	$510,730
Expected closures	562,805	411,273
Fair value of mortgage loan pipeline commitments	10,524	15,328
Forward sales commitments	593,500	528,500
Fair value of forward commitments	7,584	(4,311)

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

The following table presents actual and required capital ratios as of March 31, 2021 and December 31, 2020 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2021:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,096,859	12.13%	$1,781,504	7.00%	$1,654,253	6.50%
South State Bank (the Bank)	3,275,890	12.87%	1,776,040	7.00%	1,649,180	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,096,859	12.13%	2,163,254	8.50%	2,036,004	8.00%
South State Bank (the Bank)	3,275,890	12.87%	2,156,620	8.50%	2,029,760	8.00%
Total capital to risk-weighted assets:
Consolidated	3,699,651	14.49%	2,672,255	10.50%	2,545,005	10.00%
South State Bank (the Bank)	3,487,182	13.70%	2,664,060	10.50%	2,537,200	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,096,859	8.47%	1,463,005	4.00%	1,828,756	5.00%
South State Bank (the Bank)	3,275,890	8.99%	1,458,191	4.00%	1,822,739	5.00%
December 31, 2020:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,010,174	11.77%	$1,789,984	7.00%	$1,662,128	6.50%
South State Bank (the Bank)	3,157,098	12.39%	1,784,120	7.00%	1,656,683	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,010,174	11.77%	2,173,552	8.50%	2,045,696	8.00%
South State Bank (the Bank)	3,157,098	12.39%	2,166,432	8.50%	2,038,994	8.00%
Total capital to risk-weighted assets:
Consolidated	3,642,039	14.24%	2,684,976	10.50%	2,557,120	10.00%
South State Bank (the Bank)	3,397,463	13.33%	2,676,180	10.50%	2,548,743	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,010,174	8.27%	1,455,135	4.00%	1,818,919	5.00%
South State Bank (the Bank)	3,157,098	8.71%	1,450,600	4.00%	1,813,250	5.00%

As of March 31, 2021 and December 31, 2020, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In June 2016, the FASB issued ASU No. 2016-13 which required an entity to utilize a new impairment model known as the CECL model to estimate its lifetime “expected credit loss.” This standard was adopted and became effective on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the Day 1 effects on the Company’s regulatory capital calculations over a three year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three year phase-in of the recognition of the Day 1 effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5 year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from Day 1 and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provided a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from Day 1 and the CECL difference from the first two years of application.

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.6 billion at both March 31, 2021 and December 31, 2020. The Company added $15.8 million in goodwill related to the DWI acquisition in the first quarter of 2021.

The Company completed its annual valuation of the carrying value of its goodwill as of April 30, 2020. We also updated our analysis at November 30, 2020. We determined that no impairment charge was necessary for each period end. We will continue to monitor the impact of the COVID-19 pandemic on the Company’ business, operating results, cash flows and/or financial condition.

Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Gross carrying amount	$258,654	$258,554
Accumulated amortization	(104,793)	(95,962)
	$153,861	$162,592

Amortization expense totaled $9.2 million, for the three months ended March 31, 2021, compared to $3.0 million for the three months ended March 31, 2020.  The increase compared to the three months ended March 31, 2020 was due to the intangibles added from the CSFL merger in the second quarter of 2020.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30,2021	$8,613
September 30,2021	8,201
December 31,2021	8,200
March 31,2022	7,931
June 30,2022	7,666
Thereafter	113,250
$153,861

Note 20 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of March 31, 2021 and December 31, 2020, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $5.4 billion and $5.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during both the three months ended March 31, 2021 and March 31, 2020 was $3.2 million and $2.1 million, respectively. Servicing fees are recorded in mortgage banking income in our Condensed Consolidated Statements of Income.

At March 31, 2021 and December 31, 2020, MSRs were $54.3 million and $43.8 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Condensed Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the three months ended March 31, 2021 and March 31, 2020 were gains of $8.1 million, compared with losses of $4.9 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Increase (decrease) in fair value of MSRs	$8,076	$(4,919)
Decay of MSRs	(4,561)	(1,204)
Loss related to derivatives	(6,404)	9,607
Net effect on statements of income	$(2,889)	$3,484

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,
(Dollars in thousands)	2021		2020
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.9%		99.9%
Adjustable-rate mortgage loans	0.1%		0.1%
Total	100.0%		100.0%
Weighted average life	7.11	years	6.10	years
Constant Prepayment rate (CPR)	9.5%		12.3%
Weighted average discount rate	9.0%		9.0%
Effect on fair value due to change in interest rates
25 basis point increase	$2,603		$2,744
50 basis point increase	4,970		5,520
25 basis point decrease	(2,782)		(2,497)
50 basis point decrease	(4,288)		(4,114)

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

Custodial escrow balances maintained in connection with the loan servicing were $41.4 million and $26.6 million at March 31, 2021 and December 31, 2020, respectively.

Whole loan sales were $774.4 million for the three months ended March 31, 2021, compared to $228.3 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, $621.7 million or 80.3% were sold with the servicing rights retained by the Company, compared to $194.5 million or 85.2%, for the three months ended March 31, 2020.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $353.0 million and $290.5 million at March 31, 2021 and December 31, 2020, respectively.

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

At March 31, 2021 and December 31, 2020, our repurchase agreements totaled $399.3 million and $394.9 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2021 and December 31, 2020. These borrowings were collateralized with government, government-

sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $495.3 million and $515.9 million at March 31, 2021 and December 31, 2020, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 — Subsequent Events

On April 28, 2021, the Company announced it received approval from its Board of Directors to redeem $25.0 million of subordinated notes (“Subordinated Note”) and $38.5 million of trust preferred securities (“Trust Preferred Securities”) as outlined in the table below. The Company also received regulatory approval from the Federal Reserve Bank of Atlanta to redeem the Subordinated Note and Trust Preferred Securities. The Company has delivered or will cause to deliver redemption notices to all trustees (“Trustees”) and will redeem the Subordinated Note and Trust Preferred Securities at a cash redemption price (“Redemption Price”) equal to the principal amount of the outstanding debentures and common securities, if applicable, plus accrued and unpaid interest, if any, to the redemptions dates (“Redemption Dates”) noted in the table below. Upon completion of the redemptions, no notes will be outstanding as it relates to the Subordinated Note and Trust Preferred Securities. The redemption of the Subordinated Note and Trust Preferred Securities will result in a reduction of Tier 2 capital of $63.5 million during the second quarter 2021. The redemption will accelerate approximately $11.0 million of unamortized fair value discount related to the Trust Preferred Securities.

Payment of the Redemption Price will be made on the Redemption Dates only upon presentation and surrender of the Subordinated Note and Trust Preferred Securities to the Trustees. Interest on the Subordinated Note and Trust Preferred Securities called for redemption will cease to accrue on and after the Redemption Dates. Notice of redemption will be sent to the registered holders of the Subordinated Note and Trust Preferred Securities.

	Original	Common		Original Issuance	Redemption
Debt Instrument ($ in thousands)	Principal	Securities	Trustee	Date	Date
National Commerce Corp 6.0% Fixed-to-Floating Rate Subordinated Note	$ 25,000	N/A	The Bank of New York Mellon Trust Company, N.A.	5/19/2016	6/1/2021
Gulfstream Bancshares Capital Trust II	3,000	$ 93	Wilmington Trust Company	12/28/2006	6/6/2021
Valrico Capital Statutory Trust	2,500	77	Wells Fargo Bank, National Association	5/20/2004	6/8/2021
BSA Financial Statutory Trust I	5,000	155	U.S. Bank National Association	10/28/2005	6/15/2021
MRCB Statutory Trust II	3,000	93	U.S. Bank National Association	6/28/2006	6/15/2021
Federal Trust Statutory Trust I	5,000	155	U.S. Bank National Association	9/17/2003	6/17/2021
CenterState Banks of Florida Statutory Trust I	10,000	310	U.S. Bank National Association	9/22/2003	6/22/2021
Homestead Statutory Trust I	10,000	495	Wilmington Trust Company	7/17/2006	7/1/2021
Total	$ 63,500	$ 1,378

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2020. Results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiaries. References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

Overview

South State Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates South State Advisory, Inc. (formerly First Southeast 401K Fiduciaries, Inc.), a wholly owned registered investment advisor. The Bank also operates Duncan-Williams, Inc. (“Duncan-Williams”), which it acquired on February 1, 2021. Duncan-Williams is a registered broker-dealer, headquartered in Memphis, Tennessee, that serves primarily institutional clients across the U.S. in the fixed income business. Through the merger with CenterState Bank Corporation (“CSFL”) in the second quarter of 2020, the Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Also, through the merger with CSFL in the second quarter of 2020, the holding company operates R4ALL, Inc., which manages troubled loans purchased from the Bank to their eventual disposition and SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At March 31, 2021, we had approximately $39.7 billion in assets and 5,210 full-time equivalent employees.  Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial services, including deposit accounts such as checking accounts, NOW accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, merchant services and, factoring through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia.  This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services.  The correspondent banking and capital markets division was further expanded with the addition of Duncan-Williams on February 1, 2021.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and also analyzes our financial condition as of March 31, 2021 as compared to December 31, 2020. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and increased volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of general operations, with a more limited impact to our mortgage and correspondent banking and capital markets business lines. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has had a significant impact on our business and operations. As part of our efforts to practice social distancing, in March 2020, we closed all of our banking lobbies and began conducting most of our business through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, we allowed a majority of our non-customer facing workforce to work from home. In October 2020, we reopened our banking lobbies in our branch locations, but a majority of our support staff is still working from home. To support our customers or to comply with law, we deferred loan payments from 90 to 360 days for consumer and commercial customers. For customers directly impacted by the COVID-19 pandemic, we suspended residential property foreclosure sales and involuntary automobile repossessions through October 1, 2020, which was the latest moratorium expiration for states in our footprint. Eviction actions remained suspended through December 31, 2020 per Centers for Disease Control and Prevention Agency Order 2020-19654. Additionally, we offered fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers.

Future governmental actions may require more of these and other types of customer-related responses. We are awaiting a final ruling from the CFPB as to its proposal of a nationwide moratorium on foreclosures for all residential mortgages, which if enacted will have an effective date of August 31, 2021.

As of March 31, 2021, we have deferrals of $186 million, or 0.83%, of our total loan portfolio, excluding loans held for sale and Paycheck Protection Program (“PPP”) loans. For commercial loans, the standard deferral was 90 days for both principal and interest, 120 days of principal only payments or 180 days of interest only payments. We have actively reached out to our customers to provide guidance and direction on these deferrals. In terms of available lines of credit, the Company has not experienced an increase in borrowers drawing down on their lines.  As of March 31, 2021, below are the loan portfolios which we view are of the greatest risk:

●	Lodging (hotel / motel) loan portfolio - 13% is under deferral, and the weighted average loan to value (“LTV”) was 59%. The Company currently has $978 million, or 4.3% of the total loan portfolio, excluding loans held for sale and PPP loans, in lodging loans.

●	Restaurant loan portfolio – 2% is under deferral, and the weighted average LTV of real estate secured was 56%. The Company currently has $434 million, or 1.9% of the total loan portfolio, excluding loans held for sale and PPP loans, in restaurants.

●	Retail loan portfolio – 0.03% of retail CRE loan portfolio is under deferral and the weighted average LTV of 53%. The Company currently has $2.2 billion, or 9.8% of the total loan portfolio, excluding loans held for sale and PPP loans, in retail CRE loans.

Also, we have extended credit to both customers and non-customers related to the PPP. As of March 31, 2021, we have produced approximately 26,000 loans totaling approximately $3.1 billion through the PPP. While deferrals have been decreasing materially since the third quarter of 2020, given the fluidity of the pandemic and the risk there may be new lockdowns or restrictions on business activities to slow the spread of the virus, there is no guarantee that some loan not currently on deferral might return to deferral status.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to suspend TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession met the criteria defined under the CARES Act.

We are continuously monitoring the impact of the COVID-19 pandemic on our results of operations and financial condition. We implemented ASU 2016-13 in the first quarter of 2020 related to the calculation for our ACL for loans, investments, unfunded commitments and other financial assets. Considering the COVID-19 pandemic in our CECL models and moving to one CECL model (with the merged bank), during the third quarter of 2020, we recorded an additional provision for credit losses in the third quarter of 2020. We also adjust our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses. At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold, as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

We also are monitoring the impact of the COVID-19 pandemic on the valuation of goodwill. Additional detail in regards to the goodwill analysis is disclosed below under the Goodwill and Other Intangible Assets section of the Recent Events.

Mergers and Acquisition

On February 1, 2021, the Company completed its previously announced acquisition of Duncan-Williams, Inc. (“Duncan-Williams”). Duncan-Williams, which operates as a wholly owned subsidiary of the Bank, is a registered broker-dealer, headquartered in Memphis, Tennessee, that serves primarily institutional clients across the U.S. in the fixed income business.

Branch Consolidation

As a part of the ongoing evaluation of customer service delivery and efficiencies, the Company closed 4 branch locations during the first quarter of 2021. The expected cost associated with these closures and cost initiatives is estimated to be approximately $400,000, and primarily includes personnel, facilities and equipment cost. The annual savings in 2021 of these closures is expected to be $750,000. Two of the locations are in Florida and two in Georgia.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by Management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 2 and Note 3 of our consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2020.

The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Credit Losses or ACL

The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Due to the Merger between the Company and CSFL, effective June 7, 2020, Management adopted one combined methodology during the third quarter of 2020. Management used the one systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects Management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for Management’s current estimate of expected credit losses. See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7 — Allowance for Credit Losses in this Quarterly Report on Form 10-Q, “Provision for Credit Losses and Nonperforming Assets” in this MD&A.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of March 31, 2021 and December 31, 2020, the balance of goodwill was $1.6 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Our most recent evaluation of goodwill was performed as of November 30, 2020, and after considering the effects of COVID-19 on the economy, we determined that no impairment charge was necessary. Our stock price has historically traded above its book value, however, our stock price fell below book value and remained below book value through much of 2020 in reaction to the COVID-19 pandemic, which affected stock prices of companies in almost all industries. In November 2020, our stock price rose back above book value as the economy slowly began to recover and there was positive news on vaccines for COVID-19. Our stock price closed on December 31, 2020 at $72.30. Our stock price has continued to trade above book value and tangible book value in the first quarter of 2021. Our stock price closed on March 31, 2021 at $78.51, which was above book value of $66.42 and tangible book value of $42.02. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition. If the COVID-19 pandemic continues, the economy deteriorates and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, ACL, write downs of OREO properties, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, California, Colorado, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, New York, New York City and Virginia. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at March 31, 2021 or 2020.

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

Results of Operations

Overview

We reported consolidated net income of $146.9 million, or diluted earnings per share (“EPS”) of $2.06, for the first quarter of 2021 as compared to consolidated net income of $24.1 million, or diluted EPS of $0.71, in the comparable period of 2020, a 509.5% increase in consolidated net income and a 190.1% increase in diluted EPS. The $146.9 million increase in consolidated net income was the net result of the following items:

•

A $130.7 million increase in interest income, resulting from a $99.0 million increase in interest income from acquired loans due to an increase in average acquired loans from the merger with CSFL, a $26.3 million increase in interest income on non-acquired loans and a $4.2 million increase in interest income from investment securities. Non-acquired loan interest income increased due to the $3.3 billion increase in the average balance, although the interest rate declined by 21 basis points. Investment interest income increased due to the $2.7 billion increase in the average balance partially offset by a decline in yield of 113 basis points. This increase in loan interest income was offset by a $463,000 decline in interest income on federal funds sold and interest-earning deposits with banks due to a decline in yield of 100 basis points attributable to the falling interest rate environment, even though the average balance increased by $4.2 billion as a result of the merger with CSFL and the funds that flowed in from the government stimulus;

•

A $3.3 million decrease in interest expense, which resulted from a decline in the cost of interest-bearing liabilities of 48 basis points. The effects from the decline in cost were partially offset by an increase in the average balance of interest-bearing liabilities of $12.2 billion as a result of the merger with CSFL and government stimulus. The decrease in the cost of interest-bearing liabilities was due to a falling interest rate environment as the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic. The first quarter of 2021 reflects the full impact of these actions and the Company’s move to reduce the interest rate paid on deposits as opposed to a partial month in the first quarter of 2020 ;

•

A $95.0 million decrease in the provision for credit losses, as the Company recorded a release of the allowance for credit losses of $58.4 million in the first quarter of 2021 while recording a provision for credit losses of $36.5 million in the first quarter of 2020. The Company recorded higher provision for credit losses in the first quarter of 2020 and throughout 2020 in response to the COVID-19 pandemic. In the first quarter of 2021, with the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company began to release some of this allowance for credit losses based on improvements in forecasts.

•

A $52.2 million increase in noninterest income, which resulted primarily from the impact of the CSFL merger completed in the second quarter of 2020. The largest increases were a $28.3 million increase in correspondent banking and capital market income, $12.2 million increase in mortgage banking income and a $7.1 million increase in fees on deposit accounts. (See Noninterest Income section on page 58 for further discussion);

•

A $121.5 million increase in noninterest expense, which resulted primarily from the impact of the CSFL merger completed in the second quarter of 2020. The largest increases were from salary and employee benefits which totaled $79.4 million, occupancy expense of $11.0 million, information services expense of $9.5 million, merger and branch consolidation related expense of $5.9 million and amortization of intangibles of $6.2 million. (See Noninterest Expense section on page 59 for further discussion); and

•

A $36.8 million increase in the provision for income taxes. This increase was primarily due to an increase in pretax book income of $159.6 million in the first quarter of 2021 compared to the first quarter of 2020 which drove our effective tax rate higher. Our effective tax rate was 21.83% for the three months ended March 31, 2021 compared to 15.00% for the three months ended March 31, 2020.

Our quarterly efficiency ratio increased to 61.1% in the first quarter of 2021 compared to 60.4% in the first quarter of 2020. The increase in the efficiency ratio compared to the first quarter of 2020 was the result of a 110.6%

increase in noninterest expense (excluding amortization of intangibles) being greater than the 108.1% increase in the total of net interest income and noninterest income. The significant increases in noninterest expense and net interest income and noninterest income were due to the fact the first quarter of 2021 includes the effects of the merger with CSFL while the first quarter of 2020 does not.

Diluted and basic EPS were $2.06 and $2.07, respectively, for the first quarter of 2021, compared to the first quarter of 2020 of $0.71 and $0.72. The increase of 509.5% in net income in the first quarter of 2021 was greater than the increase in average common shares of 111% compared to the same period in 2020. The first quarter in 2021 includes the effect of net income from CSFL while the first quarter of 2020 does not. The weighted average common shares increased to 71.0 million shares, or 111%, due to the merger with CSFL compared to 33.6 million weighted average shares outstanding at March 31, 2020. The Company issued 37.3 million shares with the merger with CSFL in the second quarter of 2020.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Return on average assets (annualized)	1.56%	0.60%
Return on average equity (annualized)	12.71%	4.15%
Return on average tangible equity (annualized)*	21.16%	8.35%
Dividend payout ratio	22.72%	65.70%
Equity to assets ratio	11.88%	13.95%
Average shareholders’ equity	$4,687,149	$2,336,348

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended March 31, 2021, return on average tangible equity increased to 21.16% compared to 8.35% for the same period in 2020. This increase was the result of an increase in net income, excluding amortization of intangibles, of $127.4 million, or 478% being greater than the increase in average tangible equity of $1.7 billion, or 129.9%, during the first quarter of 2021 compared to the same quarter in 2020. The increase in net income and increase in average tangible equity were both due to the merger with CSFL which occurred in the second quarter of 2020. The main reason for the more significant increase in net income was due to the provision for credit losses where we had a release of $58.4 million in the first quarter of 2021 compared to a provision of $36.5 million in the first quarter of 2020.
●	For the three months ended March 31, 2021, return on average assets was 1.56%, an increase from 0.60% for the three months ended March 31, 2020. This increase was due to the increase in net income of $122.8 million, or 509.5%, during the first quarter of 2021 being greater than the increase of 138.2% in average assets. The net income (merger expenses) and increase in average assets were both due to the merger with CSFL that occurred in early June 2020. The main reason for the more significant increase in net income was due to the provision for credit losses where we had a release of $58.4 million in the first quarter of 2021 compared to a provision of $36.5 million in the first quarter of 2020.
●	Equity to assets ratio was 11.88% for the three months ended March 31, 2021, a decrease from 13.95% for the three months ended March 31, 2020. The decrease from the comparable period in 2020 was due to the increase in total assets of 138.7% being greater than the increase in equity of 103.3%. Both the increase in assets and equity were due to the merger with CSFL in the second quarter of 2020.
●	Dividend payout ratio was 22.72% for the three months ended March 31, 2021, and decrease from 65.70% for the three months ended March 31, 2020. The decrease from the comparable period in 2020 reflects the increase of 509.5% in net income being greater than the 110.7% increase in cash dividends paid per common share. The dividend payout ratio is calculated by dividing total dividends paid during the quarter by the total net income reported for the same period.

Net Interest Income and Margin

Non-TE net interest income increased $134.0 million or 104.7% to $262.0 million in the first quarter of 2021 compared to $128.0 million in the same period in 2020. Interest earning assets averaged $34.2 billion during the three months period ended March 31, 2021 compared to $14.0 billion for the same period in 2020, an increase of $20.2 billion or 143.8%. Interest bearing liabilities averaged $22.4 billion during the three months period ended March 31, 2021 compared to $10.2 billion for the same period in 2020, an increase of $12.2 billion or 120.2%. Some key highlights are outlined below:

1.	Higher interest income by $130.7 million with increased interest income from acquired loans, non-acquired loans and investment securities by $99.0 million, $26.3 million and $4.2 million, respectively, due to increases in average balances, which were $9.8 billion, $3.3 billion and by $2.7 billion, respectively. The average balance of acquired loans increased primarily due to balances assumed from the merger with CSFL in the second quarter of 2020. The average balance of our non-acquired loan portfolio increased primarily through organic growth including PPP loans which averaged $1.1 billion in the first quarter of 2021. The average balance of investment securities increased through both the $1.2 billion in investment securities acquired in the merger with CSFL along with the Company’s decision to increase the investment portfolio due to the excess liquidity held through growth in deposits since the first quarter of 2020.
2.	Lower interest expense of $3.3 million due to the lower rate environment in the first quarter of 2021 compared to the same period in 2020 as the average cost of funds declined 48 basis points. This decline due to lower cost was partially offset by increase in the average balances for interest-bearing liabilities of $12.2 million which was driven by an increase in interest-bearing deposits of $12.2 billion in the first quarter of 2021 compared to the same period in 2020. The increase in average interest-bearing deposits was mainly due to the $10.3 billion in interest-bearing deposits acquired in the merger with CSFL in June 2020.
3.	Non-TE yield on interest-earning assets for the first quarter of 2021 decreased 93 basis points to 3.30% from the comparable period in 2020. The decline in yield on interest-earning assets was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve in March 2020 as well as a change in asset mix as the lower yielding federal funds sold, reverse repos and other interest-bearing deposits increased $4.2 billion in the first quarter of 2021 compared to the same period in 2020.
4.	The average cost of interest-bearing liabilities for the first quarter of 2021 decreased 48 basis points from the same period in 2020. This decrease occurred in all deposit categories of funding and was due to the falling interest rate environment in the first quarter of 2020. Our overall cost of funds, including noninterest-bearing deposits, was 0.21% for the three months ended March 31, 2021 compared to 0.59% for the three months ended March 31, 2020.
5.	The Non-TE net interest margin decreased by 57 basis points and the TE net interest margin decreased by 56 basis points in the first quarter of 2021 compared to the same quarter of 2020 due to the decline in the yield on interest earning assets of 93 basis points, which was only partially offset by the lower cost of interest-bearing liabilities of 48 basis points.

The table below summarizes the analysis of changes in interest income and interest expense for the three months ended March 31, 2021 and 2020 and net interest margin on a tax equivalent basis.

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold, reverse repo, and time deposits	$ 4,757,717	$ 989	0.08%	$ 538,310	$ 1,452	1.08%
Investment securities (taxable) (1)	4,215,560	15,425	1.47%	1,851,052	11,915	2.59%
Investment securities (tax-exempt)	467,592	2,095	1.82%	171,674	1,399	3.28%
Loans held for sale	298,970	1,991	2.70%	41,812	331	3.18%
Acquired loans, net	11,768,952	134,762	4.64%	2,015,492	35,798	7.14%
Non-acquired loans	12,723,137	123,214	3.93%	9,424,184	96,905	4.14%
Total interest-earning assets	34,231,928	278,476	3.30%	14,042,524	147,800	4.23%
Noninterest-Earning Assets:
Cash and due from banks	379,675			243,919
Other assets	4,090,738			1,873,673
Allowance for non-acquired loan losses	(456,931)			(107,183)
Total noninterest-earning assets	4,013,482			2,010,409
Total Assets	$ 38,245,410			$ 16,052,933

Interest-Bearing Liabilities:
Transaction and money market accounts	$ 14,678,248	$ 5,387	0.15%	$ 5,976,771	$ 7,682	0.52%
Savings deposits	2,780,361	434	0.06%	1,323,770	650	0.20%
Certificates and other time deposits	3,672,818	5,436	0.60%	1,642,749	6,105	1.49%
Federal funds purchased and repurchase agreements	852,277	351	0.17%	328,372	615	0.75%
Corporate and subordinated debentures	390,043	4,870	5.06%	115,900	1,192	4.14%
Other borrowings	—	—	—	771,531	3,543	1.85%
Total interest-bearing liabilities	22,373,747	16,478	0.30%	10,159,093	19,787	0.78%
Noninterest-Bearing Liabilities:
Demand deposits	10,044,102			3,271,368
Other liabilities	1,140,412			286,124
Total noninterest-bearing liabilities ("Non-IBL")	11,184,514			3,557,492
Shareholders' equity	4,687,149			2,336,348
Total Non-IBL and shareholders' equity	15,871,663			5,893,840
Total liabilities and shareholders' equity	$ 38,245,410			$ 16,052,933

Net interest income and margin (Non-Tax Equivalent)		$ 261,998	3.10%		$ 128,013	3.67%
Net interest margin (Tax Equivalent)			3.12%			3.68%

Total Deposit Cost (without debt and other borrowings)			0.15%			0.46%
Overall Cost of Funds (including demand deposits)			0.21%			0.59%
(1)	Investment securities (taxable) include trading securities.

Investment Securities

Interest earned on investment securities was higher in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This is a result of the Bank carrying a higher average balance in investment securities in 2021 compared to the same periods in 2020. The average balance of investment securities for the three months ended March 31, 2021 increased $2.7 billion from the comparable period in 2020. With the excess liquidity from the growth in deposits during 2020 and the first three months of 2021, the Bank used a portion of the excess funds to strategically increase the size of its investment securities. The increase in the average balance was also due to the acquisition of CSFL’s investment portfolio of $1.2 billion in June 2020. The yield on the investment securities declined 113 basis points during the three months ended March 31, 2021 compared to the same periods in 2020 due to the falling interest rate environment resulting from the drop in the federal funds rate made by the Federal Reserve in March 2020 and the impact this reduction has on the rate earned on security purchases.

Loans

Interest earned on loans increased $125.3 million to $258.0 million in the first quarter of 2021 compared to the same quarter of 2020. Interest earned related to loans included loan accretion income recognized in the first quarter of

2021 totaling $10.4 million compared to loan accretion income of $10.9 million in the first quarter of 2020, a decrease of $515,000. Some key highlights for the quarter ended March 31, 2021 are outlined below:

●	Our non-TE yield on total loans decreased 39 basis points in the first quarter of 2021 compared to the same period in 2020 while average total loans increased $13.1 billion or 114.1%, in the first quarter of 2021, as compared to the same period in 2020. The increase in average total loans was the result of 483.9% growth in the average acquired loan portfolio and 35.0% growth in the average non-acquired loan portfolio. The growth in the acquired loan portfolio was due to the addition of $13.0 billion in loans from the merger with CSFL. The growth in the non-acquired loan portfolio was due to normal organic growth and PPP loans.
●	The yield on the acquired loan portfolio decreased from 7.14% in the first quarter of 2020 to 4.64% in the same period in 2021. For the acquired loans, average balance increased by $9.8 billion and interest income increased by $99.0 million due to the loans acquired in the merger with CSFL, while the yield decreased by 250 basis points due to overall lower rate environment and the lower yielding PPP loans assumed from the merger with CSFL.
●	The yield on the non-acquired loan portfolio decreased from 4.14% in the first quarter of 2020 to 3.93% in the same period in 2021. Non-acquired loan yield declined by 21 basis points due to the low yielding PPP loans originated during the first quarter of 2021 and low interest rate environment. The most recent rate change by the Federal Reserve was the federal funds target rate drop by 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. This effectively decreased the Prime Rate, the rate used in pricing a majority of our new originated loans.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $12.2 billion in the first quarter of 2021 compared to the same period in 2020 . Overall cost of funds, including demand deposits, decreased by 38 basis points to 0.21% in the first quarter of 2021, compared to the same period in 2020. Some key highlights for the quarter ended March 31, 2021 compared to the same period in 2020 include:

●	Increase in interest-bearing deposits of $12.2 billion and an increase in federal funds purchased, repurchase agreements and corporate and subordinated debt of $798.0 million. These increases were slightly offset by a decrease in other borrowings of $771.5 million.
●	Increase in average interest-bearing deposits is due to the acquisition of $10.3 billion in interest-bearing deposits from the CSFL merger during the second quarter of 2020. The increase in average federal funds purchased and repurchase agreements and the increase in average corporate and subordinated debt and other borrowings was also due to borrowings acquired in the merger with CSFL. The Company assumed $401.5 million in federal funds purchased and repurchase agreements and $271.5 million in subordinated debt and trust preferred debt from the merger in the second quarter of 2020. The decline in average other borrowings, consisting mostly of FHLB advances, was due to the Company making the strategic decision to payoff these borrowings in the fourth quarter of 2020.
●	The decline in interest expense of $3.3 million in the first quarter of 2021 compared to the same period in 2020 was driven by lower cost on overall interest bearing liabilities, especially on interest bearing deposits. The cost on interest-bearing deposits was 0.22% for the first quarter of 2021 compared to 0.65% for the same period in 2020. The decline in cost related to deposits was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve in March 2020. These changes resulted in a 48 basis point decrease in the average rate on all interest-bearing liabilities from 0.78% to 0.30% for the three months ended March 31, 2021.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $6.8 billion, or 207.0%, to $10.0 billion in the first quarter of 2021 compared to $3.3 billion during the same period in 2020. This increase in both period end and average assets was mainly due to the noninterest-bearing deposits of $5.3 billion assumed from the merger with CSFL in June 2020.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended March 31, 2021 and 2020, noninterest income comprised 26.9%, and 25.6%, respectively, of total net interest income and noninterest income.

	Three Months Ended
(Dollars in thousands)	2021	2020
Service charges on deposit accounts	$16,094	$12,304
Debit, prepaid, ATM and merchant card related income	9,188	5,837
Mortgage banking income	26,880	14,647
Trust and investment services income	8,578	7,389
Correspondent banking and capital market income	28,748	494
Bank owned life insurance income	3,300	2,530
Other	3,497	931
Total noninterest income	$96,285	$44,132

Noninterest income increased by $52.2 million, or 118.2%, during the first quarter of 2021 compared to the same period in 2020. This quarterly change in total noninterest income primarily resulted from the following:

●	Service charges on deposit accounts and debit, prepaid, ATM and merchant card related income were higher in the first quarter of 2021 by $3.8 million and $3.4 million, respectively, than the same quarter in 2020, due primarily to the increase in customers and activity through the merger with CSFL during the second quarter of 2020. The increase in service charges on deposit accounts was mainly driven by an increase in service charge maintenance fees on checking accounts and an increase in net NSF income. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card and merchant card income.
●	Mortgage banking income increased by $17.5 million, or 83.5%, which was comprised of $17.5 million, or 194.2%, increase from mortgage income in the secondary market, partially offset by a $5.3 million, or 94.5%, decrease from mortgage servicing related income, net of the hedge. The increase in mortgage income in the secondary market was directly attributable to the increase in volume resulting from the low interest rate environment brought on by the pandemic and monetary policy of the US Government during 2020 along with the increase in volume due to the merger with CSFL. The increase in mortgage income from the secondary market in 2021 comprised of a $22.1 million increase in the gain on sale of mortgage loans to $26.7 million in the first quarter of 2021, which is net of the increase in commission expense related to mortgage production of $6.5 million to $8.2 million in the first quarter of 2021. This increase was offset by a $4.6 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades. The decrease in mortgage servicing related income, net of the hedge in 2021 was due to a $6.4 million decrease in the change in fair value of the MSR including decay partially offset by a $1.1 million increase from servicing fee income.
●	The merger with CSFL resulted in a significant increase in correspondent banking and capital markets income, of which approximately $7.5 million was attributable to the Duncan-Williams merger completed on February 1, 2021. The income for 2021 increased by $28.3 million. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Other income increased by $2.6 million mainly due to the merger with CSFL in the second quarter of 2020. This increase was mainly due to increases in SBA loan servicing fees and gains on sale of SBA loans of $2.5 million.

Noninterest Expense

	Three Months Ended
(Dollars in thousands)	2021	2020
Salaries and employee benefits	$140,361	$60,978
Occupancy expense	23,331	12,287
Information services expense	18,789	9,306
OREO expense and loan related	1,002	587
Amortization of intangibles	9,164	3,007
Business development and staff related expense	3,371	2,244
Supplies and printing	1,099	463
Postage expense	1,571	1,042
Professional fees	3,274	2,494
FDIC assessment and other regulatory charges	3,771	2,058
Advertising and marketing	1,740	814
Merger and branch consolidation related expense	10,009	4,129
Other	11,229	7,838
Total noninterest expense	$228,711	$107,247

Noninterest expense increased by $121.5 million, or 113.3%, in the first quarter of 2021 as compared to the same period in 2020. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits expense increased by $79.4 million, or 130.2%, in the first quarter of 2021 compared to the same period in 2020. This increase was mainly attributable to an increase in all categories of salaries and benefits due to the increase in employees through the merger with CSFL in June 2020. Full time equivalent employees increased 101.7% to 5,210 at March 31, 2021 through the merger with CSFL from 2,583 at March 31, 2020. In addition, we recorded a total of $11.3 million in commission expense during the current quarter, compared to $89,000 during the first quarter of 2020.
●	An increase in merger-related and branch consolidation related expense of $5.9 million compared to the first quarter of 2020. The costs in the first quarter of 2021 and 2020 were both primarily related to the merger with CSFL. The costs in the first quarter of 2021 also consisted of branch consolidation costs along with costs related to the DWI acquisition.
●	Occupancy and information services expense increased $11.0 million or 89.9% and $9.5 million or 101.9%, respectively. This increase was related to the additional cost associated with facilities, employees and systems added through our merger with CSFL. Our number of branches increased by 129, or 81.3% from 155 at March 31, 2020 to 281 at March 31, 2021.
●	Amortization of intangibles increased $6.2 million, or 204.8%. This increase was due to the merger with CSFL which resulted in the Company recording a core deposit intangible asset of $125.9 million and a correspondent banking customer intangible asset of $10.0 million in the second quarter of 2020.
●	The increases in the other line items is mainly related to the increase in costs associated with the addition of CSFL operations with the merger in the second quarter of 2020.

Income Tax Expense

Our effective tax rate was 21.83% for the three months ended March 31, 2021 compared to 15.00% for the three months ended March 31, 2020.  The increase in the effective tax rate for the quarter was driven by increased pre-tax book income in the current quarter compared to the same period of 2020.  The increase in pre-tax book income was a result of the combined incomes of South State and CenterState subsequent to the merger that closed June 7, 2020.  Pre-tax book income was also higher compared to the first quarter of 2020 due to a release in the allowance for credit losses of $59.6 million in the current quarter.  An additional allowance for credit losses of $36.5 million was recorded in the first quarter of 2020 as a result of the COVID-19 pandemic. The increase in pre-tax book income for the quarter was partially offset by an increase in federal estimates associated with tax credits and tax-exempt interest income compared to the first quarter of 2020.

Analysis of Financial Condition

Summary

Our total assets increased approximately $1.9 billion, or 5%, from December 31, 2020 to March 31, 2021, to approximately $39.7 billion. Within total assets, cash and cash equivalents increased $1.4 billion, or 29.6%, investment securities increased $820.6 million, or 18.4%, and loans decreased $173,000, or 0.7%, during the period. Within total liabilities, deposit growth was $1.7 billion, or 5.7%, and fed funds purchased and securities sold under agreements to repurchased growth was $98.9 million, or 12.7%. Total shareholder’s equity increased $71.9 million, or 1.5%. Our loan to deposit ratio was 75% and 80% at March 31, 2021 and December 31, 2020, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements and as collateral for derivative exposure.  At March 31, 2021, investment securities totaled $5.3 billion, compared to $4.4 billion at December 31, 2020, an increase of $820.6 million, or 18.5%. We continue to increase our investment securities strategically primarily with excess funds due to continued deposit growth and slow loan demand. During the three months ended March 31, 2021, we purchased $1.1 billion of securities, $276.7 million classified as held to maturity and $850.6 million classified as available for sale. These purchases were partially offset by maturities, paydowns, and calls of investment securities totaling $234.6 million. Net amortization of premiums were $9.5 million in the first three months of 2021. The decrease in fair value in the available for sale investment portfolio in the first three months of 2021 compared to December 31, 2020 was mainly due to an increase in short and long term interest rates during the three months ended March 31, 2021.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

			Unrealized
	Amortized	Fair	Net Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2021
U.S. Government agencies	$74,988	$71,622	$(3,366)	$74,988	$—	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,310,035	2,278,633	(31,402)	—	—	—	2,310,035
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	781,738	785,249	3,511	98	—	—	781,640
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	832,484	825,253	(7,231)	13,814	—	—	818,670
State and municipal obligations	589,954	596,103	6,149	588,402	—	—	1,552
Small Business Administration loan-backed securities	504,210	501,706	(2,504)	504,210	—	—	—
Corporate securities	13,549	13,686	137	—	—	—	13,549
	$5,106,958	$5,072,252	$(34,706)	$1,181,512	$—	$—	$3,925,446

* Agency mortgage-backed securities (“MBS”), agency collateralized mortgage-obligations (CMO) and agency commercial mortgage-backed securities (“CMBS”) are guaranteed by the issuing government-sponsored enterprise (“GSE”) as to the timely payments of principal and interest. Except for Government National Mortgage Association securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty. While the rating agencies have not rated any of the MBS, CMO and CMBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.” Most market participants consider agency MBS, CMOs and CMBSs as carrying an implied Aaa rating (S&P rating of AA+) because of the guarantees of timely payments and selection criteria of mortgages backing the securities. We do not own any private label mortgage-backed securities. The balances presented under the ratings above reflect the amortized cost of the investment securities.

At March 31, 2021, we had 217 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $79.2 million. At December 31, 2020, we had 86 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $5.3 million. The total number of investment securities with an unrealized loss position increased by 131 securities, while the total dollar amount of the unrealized loss increased by $73.9 million. The increase in both the number of investment securities in a loss position and the total unrealized loss from December 31, 2020 is due to an increase in short and long term interest rates during the first three months of 2021.

All investment securities in an unrealized loss position as of March 31, 2021 continue to perform as scheduled. We have evaluated the cash flows and determined that all contractual cash flows should be received; therefore impairment is temporary because we have the ability to hold these securities within the portfolio until the maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 – Summary of Significant Account Policies and Note 5 – Investment securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2021, we determined that there was no impairment on our other investment securities. As of March 31, 2021, other investment securities represented approximately $161.5 million, or 0.41% of total assets and primarily consists of FHLB and FRB stock which totals $146.0 million, or 0.37% of total assets. There were no gains or losses on the sales of these securities for the three months ended March 31, 2021 and 2020, respectively.

Trading Securities

Through its Correspondent Banking Department and its wholly-owned broker dealer Duncan-Williams Inc., the Company will occasionally purchase trading securities and subsequently sell them to their customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio are primarily municipals, treasuries and mortgage-backed agency securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income. At March 31, 2021, we had $83.9 million of trading securities.

Loans Held for Sale

The balance of mortgage loans held for sale increased $62.5 million from December 31, 2020 to $353.0 million at March 31, 2021. This increase was due to pending loan sales, which generally settle within 15 to 45 days.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	March 31,	% of	December 31,	% of
(Dollars in thousands)	2021	Total	2020	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$334,495	1.4%	$503,849	2.0%
Commercial non-owner occupied	2,337,495	9.5%	2,470,402	10.0%
Commercial owner occupied real estate	1,762,063	7.2%	1,823,209	7.4%
Consumer owner occupied	1,326,185	5.4%	1,424,655	5.8%
Home equity loans	576,007	2.4%	643,009	2.6%
Commercial and industrial	1,657,827	6.8%	2,112,514	8.6%
Other income producing property	253,639	1.0%	274,165	1.1%
Consumer non real estate	185,949	0.8%	206,812	0.8%
Other	253	-%	254	-%
Total acquired - non-purchased credit deteriorated loans	8,433,913	34.5%	9,458,869	38.3%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	81,890	0.3%	115,146	0.5%
Commercial non-owner occupied	1,074,398	4.4%	1,159,518	4.7%
Commercial owner occupied real estate	713,338	2.9%	752,290	3.1%
Consumer owner occupied	443,080	1.8%	476,969	1.9%
Home equity loans	77,546	0.3%	84,514	0.3%
Commercial and industrial	157,787	0.6%	178,907	0.7%
Other income producing property	58,649	0.2%	68,177	0.3%
Consumer non real estate	73,778	0.4%	80,288	0.3%
Other	-	-%	-	-%
Total acquired - purchased credit deteriorated loans (PCD)	2,680,466	10.9%	2,915,809	11.8%
Total acquired loans	11,114,379	45.4%	12,374,678	50.1%
Non-acquired loans:
Construction and land development	1,472,516	6.0%	1,280,071	5.2%
Commercial non-owner occupied	2,514,560	10.3%	2,301,403	9.3%
Commercial owner occupied real estate	2,351,250	9.6%	2,266,593	9.2%
Consumer owner occupied	2,257,244	9.2%	2,206,418	8.9%
Home equity loans	633,535	2.6%	609,166	2.5%
Commercial and industrial	3,271,802	13.4%	2,755,726	11.2%
Other income producing property	250,839	1.0%	245,106	1.0%
Consumer non real estate	620,407	2.5%	607,234	2.5%
Other	4,933	-%	17,739	0.1%
Total non-acquired loans	13,377,086	54.6%	12,289,456	49.9%
Total loans (net of unearned income)	$24,491,465	100.0%	$24,664,134	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), decreased by $172.7 million, or 0.7%, to $24.5 billion at March 31, 2021. Our non-acquired loan portfolio increased by $1.1 billion, or 35.9% annualized, driven by growth in all categories except other loans. Commercial and industrial loans and commercial non-owner occupied loans led the way with $516.1 million and $212.2 million in quarterly loan growth, respectively, or 75.9% and 37.6% annualized growth, respectively. The acquired loan portfolio decreased by $1.3 billion, or 41.3% annualized, from paydowns and payoffs in both the PCD and NonPCD loan categories. Acquired loans as a percentage of total loans decreased to 45.4% and non-acquired loans as a percentage of the overall portfolio increased to 54.6% at March 31, 2021.

Allowance for Credit Losses (“ACL”)

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

As stated above, Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data (such as COVID-19 epidemiological data and federal stimulus), as well as the volatility and magnitude of changes within those scenarios quarter over quarter. The current environment has brought increased volatility in economic forecasts. During the fourth quarter, Management used a blended forecast scenario (two-thirds baseline and one-third more severe scenario) to determine the allowance for credit losses as of December 31, 2020. Rapidly changing macroeconomic variables challenges the ability of the forecasts to assimilate and reflect most recent data, and uncertainties persist around the future path of those variables, given the speed and magnitude of the monthly and quarterly shifts. While the recent forecasts were significantly revised upward, given the uncertain path of economic recovery and efforts to contain the spread of COVID-19, it is possible that future forecasts are overly optimistic, and therefore forecast volatility should be considered. As such, Management adjusted the blended forecast scenario to an equal weight between baseline and the more adverse scenario during the current quarter to determine the allowance for credit losses as of March 31, 2021 resulting in a release of approximately $58 million. If the economic forecast weighting had not been adjusted, this would have resulted in an additional release of approximately $35 million, which Management did not deem appropriate given the uncertainty around COVID-19 and the speed of economic recovery.

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

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession met the criteria as defined under the CARES Act.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2021, the accrued interest receivable for loans recorded in Other Assets was $89.5 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As part of the new combined ACL methodology implemented during the current year, Management completed a funding study based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applied this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Prior to the third quarter, the Company applied a utilization rate instead of a funding rate to the South State legacy portfolio to determine the reserve for unfunded commitments. As of March 31, 2021, the liability recorded for expected credit losses on unfunded commitments was $35.8 million. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Condensed Consolidated Statements of Income.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating it’s allowance for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies and Note 7 – Allowance for Credit Losses for further details. As of March 31, 2021, the balance of the ACL was $406.5 million or 1.66% of total loans. The ACL decreased $50.8 million from the balance of $457.3 million recorded at December 31, 2020. This decrease during the first quarter of 2021 included a $50.9 million release or decline in the provision for credit losses partially offset by $21,000 in net recoveries. In the first quarter of 2021, with the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company began to release some of this allowance for credit losses based on improvements in forecasts. For the prior comparative period, the ACL increased $33.4 million to $144.8 million from the balance of $111.4 million recorded at adoption of the CECL standard as of January 1, 2020. This increase included a $34.7 million provision of credit losses during the first quarter of 2020 and net charge offs during the first quarter of 2020 of $1.3 million. The significant provision in the first quarter 2020 was due to the impact of the COVID-19 pandemic being modeled in the forecasted loss period and macroeconomic assumptions in the first quarter of 2020.

At March 31, 2021, the Company had a reserve on unfunded commitments of $35.8 million which was recorded as a liability on the Balance Sheet, compared to $43.4 million at December 31, 2020. During three months ended March 31, 2021, the Company had a release of allowance or negative provision for credit losses on unfunded commitments of $7.6 million. With the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company began to release some of this allowance for credit losses based on improvements in forecasts. This amount was recorded in the (recovery) provision for credit losses on the Condensed Consolidated Statements of Income. For the prior comparative period, the Company had a reserve on unfunded commitments of $8.6 million recorded at March 31, 2020. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its reserve on unfunded commitments by $6.5 million. During the first quarter of 2020, the provision for credit losses on unfunded commitments was $1.8 million. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first three months of 2021 or 2020.

At March 31, 2021, the allowance for credit losses was $406.5 million, or 1.66%, of period-end loans. The ACL provides 4.02 times coverage of nonperforming loans at March 31, 2021. Net recoveries to the total average loans during three months ended March 31, 2021 were 0.00%. We continued to show solid and stable asset quality numbers and ratios as of March 31, 2021. The following table provides the allocation, by segment, for expected credit losses. Because PPP loans are government guaranteed and management implemented additional reviews and procedures to help mitigate potential losses, Management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

The following table provides the allocation, by segment, for expected credit losses.

	March 31, 2021
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$63,042	18.5%
Residential Mortgage Junior	1,190	0.1%
Revolving Mortgage	16,003	5.9%
Residential Construction	3,892	2.3%
Other Construction and Development	55,337	6.1%
Consumer	27,883	3.9%
Multifamily	5,884	1.6%
Municipal	1,544	2.9%
Owner Occupied Commercial Real Estate	90,660	21.4%
Non Owner Occupied Commercial Real Estate	107,559	25.8%
Commercial and Industrial	33,466	11.7%
Total	$406,460	100.0%

*     Loan balance in each category expressed as a percentage of total loans excluding PPP loans.

The following table presents a summary of the changes in the ACL, for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020

	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$315,470	$141,839	$457,309	$56,927	$—	$56,927
Adjustment for implementation of CECL	—	—	—	51,030	3,408	54,438
Loans charged-off	(2,517)	(857)	(3,374)	(2,331)	(892)	(3,223)
Recoveries of loans previously charged off	1,980	1,415	3,395	840	1,069	1,909
Net (charge-offs) recoveries	(537)	558	21	(1,491)	177	(1,314)
(Recovery) provision for credit losses	(30,676)	(20,194)	(50,870)	30,910	3,824	34,734
Balance at end of period	$284,257	$122,203	$406,460	$137,376	$7,409	$144,785

Total loans, net of unearned income:
At period end	$24,491,465			$11,506,890
Average	24,492,089			11,439,676
Net (recoveries) charge-offs as a percentage of average loans (annualized)	(0.00)%			0.05%
Allowance for credit losses as a percentage of period end loans	1.66%			1.26%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	402.20%			255.34%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2021	2020	2020	2020	2020
Non-acquired:
Nonaccrual loans	$16,956	$16,035	$18,078	$19,011	$19,773
Accruing loans past due 90 days or more	853	9,586	636	419	119
Restructured loans - nonaccrual	3,225	3,550	3,749	3,453	4,020
Total non-acquired nonperforming loans	21,034	29,171	22,463	22,883	23,912
Other real estate owned (“OREO”) (2) (6)	490	552	726	1,181	784
Other nonperforming assets (3)	164	136	99	508	157
Total non-acquired nonperforming assets	21,688	29,859	23,288	24,572	24,853
Acquired:
Nonaccrual loans (1)	79,919	75,603	89,067	99,346	32,548
Accruing loans past due 90 days or more	105	2,065	907	1,053	243
Total acquired nonperforming loans	80,024	77,668	89,974	100,399	32,791
Acquired OREO and other nonperforming assets:
Acquired OREO (2) (7)	10,981	11,362	12,754	16,836	6,648
Other acquired nonperforming assets (3)	311	206	150	151	154
Total acquired nonperforming assets	11,292	11,568	12,904	16,987	6,802
Total nonperforming assets	$113,004	$119,095	$126,166	$141,958	$64,446

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.16%	0.24%	0.20%	0.23%	0.26%
Total nonperforming assets as a percentage of total assets (5)	0.05%	0.08%	0.06%	0.07%	0.15%
Nonperforming loans as a percentage of period end loans (4)	0.16%	0.24%	0.19%	0.22%	0.25%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.46%	0.48%	0.50%	0.56%	0.56%
Total nonperforming assets as a percentage of total assets	0.28%	0.32%	0.33%	0.38%	0.39%
Nonperforming loans as a percentage of period end loans (4)	0.41%	0.43%	0.45%	0.48%	0.49%
(1)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(2)	Excludes certain real estate acquired as a result of foreclosure and property not intended for bank use.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $1.9 million, $2.2 million, $2.3 million, $2.0 million and $2.7 million as of March 31, 2021, December 31, 2020, December 31, 2020, March 31, 2020, March 31, 2020, respectively, that is now separately disclosed on the balance sheet.

(7)	Excludes acquired bank premises held for sale of $29.3 million, $33.8 million, $22.2 million, $23.5 million and $2.7 million as of March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020, December 31, 2020 and March 31, 2020, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $113.0 million, or 0.46% of total loans and repossessed assets, at March 31, 2021, a decrease of $6.1 million, or 5.1%, from December 31, 2020. Total nonperforming loans were $101.1 million, or 0.41%, of total loans, at March 31, 2021, a decrease of $5.8 million, or 5.4%, from December 31, 2020. Non-acquired nonperforming loans declined by $8.1 million from December 31, 2020. The decline in non-acquired nonperforming loans was driven primarily by a decline in accruing loans past due 90 days or more of $8.7 million, a decrease in restructured nonaccrual loans of $325,000, offset by an increase in primarily commercial nonaccrual loans of $929,000. The accruing loans past due 90 days or more at December 31, 2020 were a group of similar loans that were deemed to be low risk and almost all of these loans were brought current in January 2021. Acquired nonperforming loans increased $2.4 million from December 31, 2020. The increase in the acquired nonperforming loan balances was due to an increase in nonaccrual loans of $4.3 million, offset by a decline in restructured nonaccrual loans of $2.0 million.

At March 31, 2021, OREO totaled $11.5 million, which included $0.5 million in non-acquired OREO and $11.0 million in acquired OREO. Total OREO decreased $443,000 from December 31, 2020. At March 31, 2021, non-acquired OREO consisted of 4 properties with an average value of $122,000. This compared to 7 properties with an average value of $79,000 at December 31, 2020. In the first quarter of 2021, we added 2 new properties into non-acquired OREO with an aggregate value of $299,000 and we sold 5 properties with an aggregate value of $362,000. On the properties sold we recorded a net gain of $19,000. At March 31, 2021, acquired OREO consisted of 37 properties with an average value of $297,000. This compared to 35 properties with an average value of $325,000 at December 31, 2020. In the first quarter of 2021, we added 12 new properties into acquired OREO with an aggregate value of $1.3 million and sold 10 properties with an aggregate value of $1.3 million during the current quarter. On the properties sold, we recorded a net gain of $356,000.

Nonperforming assets have been reduced by former bank property held for sale. Prior to the merger with CSFL, the Company included this information in nonperforming assets but is now reported as a separate item on the balance sheet. All periods have been reclassified to reflect this change.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $3.2 million, or 0.02%, of total non-acquired loans outstanding, at March 31, 2021, compared to $5.9 million, or 0.05%, of total non-acquired loans outstanding, at December 31, 2020. Potential problem loans related to acquired loans totaled $13.0 million, or 0.12%, of total acquired loans outstanding, at March 31, 2021, compared to $13.4 million, or 0.11% of total acquired loans outstanding, at December 31, 2020. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused Management to have serious concern about the borrower’s ability to comply with present repayment terms.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Total deposits increased $1.7 billion or 23.1% annualized to $32.4 billion at March 31, 2021 from $30.7 billion at December 31, 2020. We continue to focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $2.0 billion in the first quarter of 2021 as these funds are normally lower cost funds. Federal funds purchased related to the correspondent bank division and repurchase agreements were $878.8 million at March 31, 2021 up $98.9 million from December 31, 2020. Some key highlights are outlined below:

●	Interest-bearing deposits increased $657.1 million to $21.6 billion at March 31, 2021 from the period end balance at December 31, 2020 of $21.0 billion. Average interest-bearing deposits increased $620.5 million to $21.1 billion from the quarter ended December 31, 2020 to the quarter ended March 31, 2021. The increase from December 31, 2020 was driven by an increase in interest-bearing transactional accounts including money markets of $713.2 million, and savings of $212.7 million, partially offset by a decline in certificate of deposits of $268.9 million.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At March 31, 2021, the period end balance of noninterest-bearing deposits was $10.8 billion, which increased from the December 31, 2020 balance by $1.1 billion. We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs. This increase was also partially driven by the federal government stimulus programs in the first quarter 2021 which pushed funds into the economy.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2021, shareholders’ equity was $4.7 billion, an increase of $71.9 million, or 1.5%, from December 31, 2020. The change from year-end was mainly attributable to the increase in equity through net income less dividends paid and a decline in the unrealized gain (loss) in investment securities available for sale. The following table shows the changes in shareholders’ equity during 2021.

Total shareholders' equity at December 31, 2020	$4,647,880
Net income	146,949
Dividends paid on common shares ($0.47 per share)	(33,380)
Dividends paid on restricted stock units	(68)
Net decrease in market value of securities available for sale, net of deferred taxes	(48,620)
Stock options exercised	1,771
Equity based compensation	6,092
Common stock repurchased - equity plans	(804)
Total shareholders' equity at March 31, 2021	$4,719,820

In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock under our 2019 Repurchase Program. Through December 31, 2020 we had repurchased 1,485,000 of the shares authorized. In January 2021, the Board of Directors of the Company approved the authorization of a new 3,500,000 share Company stock repurchase plan (the “New Repurchase Program”), which replaced in its entirety the revised 2019 Repurchase Program. Our Board of Directors approved the new plan after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of March 31, 2021, we have not repurchased any shares of the 3,500,000 shares authorized for repurchase under the New Repurchase Program.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	March 31,	December 31,
	Minimums	2021	2020
South State Corporation:
Common equity Tier 1 risk-based capital	N/A	12.13%	11.77%
Tier 1 risk-based capital	6.00%	12.13%	11.77%
Total risk-based capital	10.00%	14.49%	14.24%
Tier 1 leverage	N/A	8.47%	8.27%

South State Bank:
Common equity Tier 1 risk-based capital	6.50%	12.87%	12.39%
Tier 1 risk-based capital	8.00%	12.87%	12.39%
Total risk-based capital	10.00%	13.70%	13.33%
Tier 1 leverage	5.00%	8.99%	8.71%

All of the Company’s and Bank’s regulatory capital ratios increased compared to December 31, 2020. For the Tier 1 leverage ratio, the percentage increase in Tier 1 risk-based capital was greater than the percentage increase in the average assets for regulatory capital purposes for the Tier 1 leverage ratio at both the holding company and bank. The increase in Tier 1 risk-based capital was driven by net income during the quarter. For the common equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio, Tier 1 risk-based capital and total risk-based capital both increased during the first quarter of 2021 while total risk-based assets declined during the quarter at both the holding company and bank. The increase in capital for these ratios was driven by net income during the quarter while the decline in risk-based assets was mainly driven by a decline in our current exposure within derivatives related to back to back swaps due to the increase in interest rates. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

On April 28, 2021, the Company announced it received approval from its Board of Directors to redeem $25.0 million of Subordinated Note and $38.5 million of Trust Preferred Securities as outlined in the table below. The Company also received regulatory approval from the Federal Reserve Bank of Atlanta to redeem the Subordinated Note and Trust Preferred Securities. The redemption of the Subordinated Note and Trust Preferred Securities will result in a reduction of Tier 2 capital of $63.5 million during the second quarter 2021.

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

Our non-acquired loan portfolio increased by approximately $1.1 billion, or approximately 35.9% annualized, compared to the balance at December 31, 2020. Of the increase from December 31, 2020, $343.7 million was related to the net increase in PPP loans during the three months ended March 31, 2021. Excluding PPP loans, the non-acquired loan portfolio increased by $744.0 million, or 24.6% annualized from December 31, 2020. The acquired loan portfolio decreased by $1.3 billion from the balance at December 31, 2020 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans. This included a reduction in acquired PPP loans of $331.3 million.

Our investment securities portfolio increased $820.6 million compared to the balance at December 31, 2020. The increase in investment securities from December 31, 2020 was a result of purchases of $1.1 billion. This increase was partially offset by maturities, calls, sales and paydowns of investment securities totaling $234.5 million as well as declines in the market value of the available for sale investment securities portfolio of $63.8 million. Net amortization of premiums were $9.4 million in the first three months of 2021. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth. Total cash and cash equivalents were $6.0 billion at March 31, 2021 as compared to $4.6 billion at December 31, 2020 as deposits grew $1.7 billion during the first quarter of 2021.

At March 31, 2021 and December 31, 2020, we had $475.0 million and $600.0 million of traditional, out–of-market brokered deposits. At March 31, 2021 and December 31, 2020, we had $700.1 million and $611.1 million, respectively, of reciprocal brokered deposits. Total deposits were $32.4 billion at March 31, 2021, an increase of $1.7 billion from $30.7 billion at December 31, 2020. Our deposit growth since December 31, 2020 included an increase in demand deposit accounts of $1.1 billion, an increase in savings and money market accounts of $512.4 million and an increase in interest-bearing transaction accounts of $413.5 million partially offset by a decline in certificates of deposit of $268.9 million. Total borrowings at March 31,2021 were $390.3 and consisted of trust preferred and subordinated debt. Of this amount, $11.0 million of the subordinated debt matured in April 2021 and paid off. Total short-term borrowings at March 31, 2021 were $878.6 million, consisting of $479.3 million in federal funds purchased and $399.3 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position, taking into account our current composition of earning assets, asset quality, capital position, and operating results. Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments. Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At March 31, 2021, our Bank had total federal funds credit lines of $325.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At March 31, 2021, our Bank had $1.2 billion of credit available at the Federal Reserve Bank’s Discount Window and had no balance outstanding. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2021, our Bank had a total FHLB credit facility of $2.9 billion with total outstanding FHLB letters of credit consuming $12.2 million leaving $2.9 billion in availability on the FHLB credit facility. The holding company has a $100.0 million unsecured line of credit with no outstanding advances at March 31, 2021. We believe that our liquidity position continues to be adequate and readily available.

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

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2021, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for loan losses of the Company, or $853.7 million at March 31, 2021. Based on this criteria, we had six such credit concentrations at March 31, 2021, including loans on hotels and motels of $974.4 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $4.0 billion, loans secured by owner occupied office buildings of $904.1 million, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $2.1 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.3 billion and loans secured by 1st mortgage 1-4 family owner occupied residential property (including home equity lines) of $4.0 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At March 31, 2021 and December 31, 2020, the Bank’s CDL concentration ratio was 52.6% and 54.1%, respectively, and its CRE concentration ratio was 223.7% and 229.5%, respectively. As of March 31, 2021, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Return on average equity (GAAP)	12.71%	4.15%
Effect to adjust for intangible assets	8.45%	4.20%
Return on average tangible equity (non-GAAP)	21.16%	8.35%

Average shareholders’ equity (GAAP)	$4,687,149	$2,336,348
Average intangible assets	(1,733,522)	(1,051,491)
Adjusted average shareholders’ equity (non-GAAP)	$2,953,627	$1,284,857

Net income (loss) (GAAP)	$146,949	$24,110
Amortization of intangibles	9,164	3,007
Tax effect	(2,001)	(451)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$154,112	$26,666

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, Management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, South State and the merger with CSFL. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from the COVID-19 pandemic or government or regulatory responses thereto, federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Risks and uncertainties relating to the merger with CSFL, including the ability to successfully integrate the companies or to realize the anticipated benefits of the merger;
●	Expenses relating to the merger with CSFL and integration of legacy South State and legacy CSFL;
●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our merger with CSFL;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;

●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Civil unrest and/or terrorist activities risk that results in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration;
●	Risks associated with our reliance on models and future updates we make to our models, including the assumptions used by these models; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the SEC, including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, including risks and uncertainties disclosed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2021 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2020.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

South State’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of South State’s disclosure controls and procedures as of March 31, 2021, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that South State’s disclosure controls and procedures as of March 31, 2021, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2021 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

The Company is providing this additional risk factor to supplement the risk factors contained in Item 1A of our

Annual Report on Form 10-K for the year ended December 31, 2020.

Changes to or the application of incorrect assumptions, estimates, or judgements in our financial statements could cause significant unexpected losses or impacts in the future

For example, the CECL standard, as of January 1, 2020, requires that we provide reserves for a current estimate of lifetime expected credit losses for our loan portfolios and other financial assets, if applicable, at the time those assets are acquired or originated. This estimate is adjusted each period for changes in expected lifetime credit losses. Our allowance for credit losses estimate depends upon the CECL models and assumptions and forecasted macroeconomic conditions, including, among other things, the South Atlantic unemployment rate, and the credit indicators, composition, and other characteristics of our loan and other applicable portfolios. These model assumptions and forecasted macroeconomic conditions will change over time, whether due to the COVID-19 pandemic or other factors, resulting in greater variability in our ACL compared to its provision for loan losses under the previous GAAP methodology, and thus, will impact operations, as well as regulatory capital, including as the CECL phase-in begins as of January 1, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock under our 2019 Repurchase Program. Through December 31, 2020 we had repurchased 1,485,000 of the shares authorized. In January 2021, the Board of Directors of the Company approved the authorization of a new 3,500,000 share Company stock repurchase plan (the “New Repurchase Program”), which replaced in its entirety the revised 2019 Repurchase Program. As of March 31, 2021, we have not repurchased any shares of the 3,500,000 shares authorized for repurchase under the New Repurchase Program.

The following table reflects share repurchase activity during the first quarter of 2021:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

January 1 ‑ January 31	3,296	*	$73.99	—	3,500,000
February 1 ‑ February 28	7,051	*	79.37	—	3,500,000
March 1 ‑ March 31	—	*	—	—	3,500,000

Total	10,347			—	3,500,000
*

For the months ended January 31, 2021, February 28, 2021 and March 31, 2021, all shares repurchased this quarter were under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2020 stock repurchase programs to repurchase shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Form of Restricted Stock Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan

Exhibit 10.2	Form of Performance-based Restricted Share Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended March, 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: May 7, 2021	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2021	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer