Form 10-Q
period 2021-06-30
SOUTH STATE Corp
filed 2021-08-06
CIK 764038

G3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2021
Common Stock, $2.50 par value	70,047,448

South State Corporation and Subsidiaries

June 30, 2021 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

South State Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$529,434	$363,306
Federal funds sold and interest-earning deposits with banks	5,460,600	3,582,410
Deposits in other financial institutions (restricted cash)	414,478	663,539
Total cash and cash equivalents	6,404,512	4,609,255
Trading securities, at fair value	89,925	10,674
Investment securities:
Securities held to maturity (fair value of $1,168,392 and $957,183)	1,189,265	955,542
Securities available for sale, at fair value	4,369,159	3,330,672
Other investments	160,607	160,443
Total investment securities	5,719,031	4,446,657
Loans held for sale	171,447	290,467
Loans:
Acquired - non-purchased credit deteriorated loans	7,457,950	9,458,869
Acquired - purchased credit deteriorated loans (formerly acquired credit-impaired loans)	2,434,259	2,915,809
Non-acquired	14,140,869	12,289,456
Less allowance for credit losses	(350,401)	(457,309)
Loans, net	23,682,677	24,206,825
Other real estate owned	5,039	11,914
Bank property held for sale	20,237	36,006
Premises and equipment, net	568,473	579,239
Bank owned life insurance (“BOLI”)	773,452	559,368
Deferred tax assets	36,714	110,946
Derivatives assets	526,145	813,899
Mortgage servicing rights	57,351	43,820
Core deposit and other intangibles	145,126	162,592
Goodwill	1,581,085	1,563,942
Other assets	594,655	344,269
Total assets	$40,375,869	$37,789,873
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,176,338	$9,711,338
Interest-bearing	22,066,031	20,982,544
Total deposits	33,242,369	30,693,882
Federal funds purchased	486,087	384,735
Securities sold under agreements to repurchase	376,342	394,931
Corporate and subordinated debentures	326,548	390,179
Other borrowings	25,000	—
Reserve for unfunded commitments	30,981	43,380
Derivative liabilities	518,221	804,832
Other liabilities	612,698	430,054
Total liabilities	35,618,246	33,141,993
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 70,382,728 and 70,973,477 shares issued and outstanding, respectively	175,957	177,434
Surplus	3,720,946	3,765,406
Retained earnings	836,584	657,451
Accumulated other comprehensive income	24,136	47,589
Total shareholders’ equity	4,757,623	4,647,880
Total liabilities and shareholders’ equity	$40,375,869	$37,789,873

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Net Income (Loss) (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$246,177	$167,707	$506,144	$300,741
Investment securities:
Taxable	17,347	10,920	32,755	22,835
Tax-exempt	2,667	1,505	4,779	2,904
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	1,350	432	2,339	1,884
Total interest income	267,541	180,564	546,017	328,364
Interest expense:
Deposits	9,537	12,624	20,795	27,061
Federal funds purchased and securities sold under agreements to repurchase	323	391	673	1,006
Corporate and subordinated debentures	4,548	1,971	9,418	3,162
Other borrowings	3	3,021	3	6,564
Total interest expense	14,411	18,007	30,889	37,793
Net interest income	253,130	162,557	515,128	290,571
(Recovery) provision for credit losses	(58,793)	151,474	(117,213)	188,007
Net interest income after (recovery) provision for credit losses	311,923	11,083	632,341	102,564
Noninterest income:
Fees on deposit accounts	23,936	16,679	49,218	34,820
Mortgage banking income	10,115	18,371	36,995	33,018
Trust and investment services income	9,733	7,138	18,311	14,527
Correspondent banking and capital market income	25,877	10,067	54,625	10,560
Securities gains, net	36	—	36	—
Other	9,323	2,092	16,120	5,554
Total noninterest income	79,020	54,347	175,305	98,479
Noninterest expense:
Salaries and employee benefits	137,379	81,720	277,740	142,698
Occupancy expense	22,844	15,959	46,175	28,246
Information services expense	19,078	12,155	37,867	21,462
OREO expense and loan related	240	1,107	1,242	1,694
Amortization of intangibles	8,968	4,665	18,132	7,672
Supplies, printing and postage expense	2,500	1,610	5,170	3,115
Professional fees	2,301	2,848	5,575	5,342
FDIC assessment and other regulatory charges	4,931	2,403	8,772	4,461
Advertising and marketing	1,659	531	3,399	1,345
Extinguishment of debt cost	11,706	—	11,706	—
Merger and branch consolidation related expense	32,970	40,279	42,979	44,408
Other	18,807	11,835	33,337	21,917
Total noninterest expense	263,383	175,112	492,094	282,360
Earnings:
Income (loss) before provision for (benefit of) income taxes	127,560	(109,682)	315,552	(81,317)
Provision for (benefit of) income taxes	28,600	(24,747)	69,643	(20,492)
Net income (loss)	$98,960	$(84,935)	$245,909	$(60,825)
Earnings (loss) per common share:
Basic	$1.40	$(1.96)	$3.47	$(1.58)
Diluted	$1.39	$(1.96)	$3.44	$(1.58)
Weighted average common shares outstanding:
Basic	70,866	43,318	70,937	38,439
Diluted	71,409	43,318	71,445	38,439

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$98,960	$(84,935)	$245,909	$(60,825)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	33,055	6,208	(30,735)	46,658
Tax effect	(7,861)	(1,366)	7,309	(10,265)
Reclassification adjustment for gains included in net income	(36)	—	(36)	—
Tax effect	9	—	9	—
Net of tax amount	25,167	4,842	(23,453)	36,393
Unrealized losses on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	—	(4,359)	—	(34,315)
Tax effect	—	959	—	7,549
Reclassification adjustment for losses included in interest expense	—	1,964	—	2,686
Tax effect	—	(432)	—	(591)
Net of tax amount	—	(1,868)	—	(24,671)
Other comprehensive income (loss), net of tax	25,167	2,974	(23,453)	11,722
Comprehensive income (loss)	$124,127	$(81,961)	$222,456	$(49,103)

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended June 30, 2021 and 2020

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income	Total
Balance, March 31, 2020	33,444,236	$83,611	$1,584,322	$643,345	$9,765	$2,321,043
Comprehensive loss:
Net loss	—	—	—	(84,935)	—	(84,935)
Other comprehensive income, net of tax effects	—	—	—	—	2,974	2,974
Total comprehensive loss						(81,961)
Cash dividends declared on common stock at $0.47 per share	—	—	—	(15,733)	—	(15,733)
Employee stock purchases	6,901	17	368	—	—	385
Stock options exercised	5,056	13	143	—	—	156
Restricted stock awards (forfeitures)	8,330	21	(21)	—	—	—
Stock issued pursuant to restricted stock units	264,640	661	(661)	—	—	—
Common stock repurchased	(93,113)	(233)	(5,348)	—	—	(5,581)
Share-based compensation expense	—	—	11,727	—	—	11,727
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState acquisition	—	—	15,487	—	—	15,487
Balance, June 30, 2020	70,907,119	$177,268	$3,759,166	$542,677	$12,739	$4,491,850
Balance, March 31, 2021	71,060,446	$177,651	$3,772,248	$770,952	$(1,031)	$4,719,820
Comprehensive income:
Net income	—	—	—	98,960	—	98,960
Other comprehensive income, net of tax effects	—	—	—	—	25,167	25,167
Total comprehensive income						124,127
Cash dividends declared at $0.47 per share	—	—	—	(33,305)	—	(33,305)
Cash dividend equivalents paid on restricted stock units	—	—	—	(23)	—	(23)
Employee stock purchases	7,097	18	466	—	—	484
Stock options exercised	4,843	12	124	—	—	136
Stock issued pursuant to restricted stock units	12,308	31	(31)	—	—	—
Common stock repurchased - buyback plan	(700,000)	(1,750)	(58,411)	—	—	(60,161)
Common stock repurchased	(1,966)	(5)	(157)	—	—	(162)
Share-based compensation expense	—	—	6,707	—	—	6,707
Balance, June 30, 2021	70,382,728	$175,957	$3,720,946	$836,584	$24,136	$4,757,623

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2021 and 2020

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive loss:
Net loss	—	—	—	(60,825)	—	(60,825)
Other comprehensive income, net of tax effects	—	—	—	—	11,722	11,722
Total comprehensive loss						(49,103)
Cash dividends declared on common stock at $0.94 per share	—	—	—	(31,573)	—	(31,573)
Employee stock purchases	6,901	17	368	—	—	385
Stock options exercised	17,541	44	516	—	—	560
Restricted stock awards (forfeitures)	8,828	22	(22)	—	—	—
Stock issued pursuant to restricted stock units	296,075	740	(740)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,915)	—	—	(24,715)
Common stock repurchased	(117,680)	(294)	(7,151)	—	—	(7,445)
Share-based compensation expense	—	—	13,734	—	—	13,734
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState acquisition	—	—	15,487	—	—	15,487
Cumulative change in accounting principle due to the adoption of ASU 2016-13	—	—	—	(44,820)	—	(44,820)
Balance, June 30, 2020	70,907,119	$177,268	$3,759,166	$542,677	$12,739	$4,491,850
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive loss:
Net income	—	—	—	245,909	—	245,909
Other comprehensive loss, net of tax effects	—	—	—	—	(23,453)	(23,453)
Total comprehensive income						222,456
Cash dividends declared on common stock at $0.94 per share	—	—	—	(66,685)	—	(66,685)
Cash dividend equivalents paid on restricted stock units	—	—	—	(91)	—	(91)
Employee stock purchases	7,097	18	466	—	—	484
Stock options exercised	42,697	106	1,801	—	—	1,907
Stock issued pursuant to restricted stock units	71,770	180	(180)	—	—	—
Common stock repurchased - buyback plan	(700,000)	(1,750)	(58,411)	—	—	(60,161)
Common stock repurchased	(12,313)	(31)	(935)	—	—	(966)
Share-based compensation expense	—	—	12,799	—	—	12,799
Balance, June 30, 2021	70,382,728	$175,957	$3,720,946	$836,584	$24,136	$4,757,623

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$245,909	$(60,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,387	18,252
(Recovery) provision for credit losses	(117,213)	188,007
Deferred income taxes	81,973	(21,442)
Gains on sale of securities, net	(36)	—
Share-based compensation expense	12,799	13,734
Accretion of discount related to acquired loans	(16,708)	(21,039)
Extinguishment of debt cost	11,706	—
(Gains) losses on disposal of premises and equipment	754	(239)
(Gains) losses on sale of bank properties held for sale and repossessed real estate	(1,311)	79
Net amortization of premiums on investment securities	19,668	5,523
Bank properties held for sale and repossessed real estate write downs	645	350
Fair value adjustment for loans held for sale	7,667	(11,621)
Originations and purchases of loans held for sale	(1,637,905)	(796,272)
Proceeds from sales of loans held for sale	1,795,391	737,760
Gains on sales of loans held for sale	(46,134)	(20,202)
Increase in cash surrender value of BOLI	(8,176)	(2,753)
Net change in:
Accrued interest receivable	8,014	(18,700)
Prepaid assets	3,517	(3,577)
Operating leases	1,779	2,858
Bank owned life insurance	(192)	13,567
Trading securities	(47,390)	(493)
Derivative assets	287,754	(65,552)
Miscellaneous other assets	(150,620)	26,318
Accrued interest payable	(2,329)	(1,554)
Accrued income taxes	(123,674)	(5,121)
Derivative liabilities	(286,881)	98,885
Miscellaneous other liabilities	178,239	(6,075)
Net cash provided by operating activities	248,633	69,868
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	15,405	—
Proceeds from maturities and calls of investment securities held to maturity	40,325	—
Proceeds from maturities and calls of investment securities available for sale	418,233	252,809
Proceeds from sales and redemptions of other investment securities	1,533	42,034
Purchases of investment securities available for sale	(1,519,851)	(295,652)
Purchases of investment securities held to maturity	(276,725)	—
Purchases of other investment securities	(1,698)	(28,744)
Net decrease (increase) in loans	637,095	(1,045,044)
Net cash received (paid in) acquisitions	(39,929)	2,566,376
Recoveries of loans previously charged off	6,944	4,933
Purchase of bank owned life insurance	(206,000)	—
Purchases of premises and equipment	(17,857)	(9,082)
Proceeds from redemption and payout of bank owned life insurance policies	284	—
Proceeds from sale of bank properties held for sale and repossessed real estate	26,244	2,862
Proceeds from sale of premises and equipment	3,759	9
Net cash provided by (used in) investing activities	(912,238)	1,490,501
Cash flows from financing activities:
Net increase in deposits	2,552,489	2,157,236
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	82,763	20,191
Proceeds from borrowings	25,000	500,000
Repayment of borrowings	(75,878)	(500,004)
Common stock issuance	484	385
Common stock repurchases	(61,127)	(32,160)
Dividends paid	(66,776)	(31,573)
Stock options exercised	1,907	560
Net cash provided by financing activities	2,458,862	2,114,635
Net increase in cash and cash equivalents	1,795,257	3,675,004
Cash and cash equivalents at beginning of period	4,609,255	688,704
Cash and cash equivalents at end of period	$6,404,512	$4,363,708
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$33,218	$39,347
Income taxes	$113,253	$2,878
Recognition of operating lease assets in exchange for lease liabilities	$1,298	$5,121
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$34,838	$18,910,560
Other intangible assets acquired	—	130,862
Liabilities assumed	2,343	17,380,016
Net identifiable assets acquired over liabilities assumed	15,816	600,483
Common stock issued in acquisition	—	2,246,327
Real estate acquired in full or in partial settlement of loans	$1,631	$4,054

The Accompanying Notes are an Integral Part of the Financial Statements.

South State Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether a valuation account would need to be recorded. As of June 30, 2021 and December 31, 2020, the Company had $1.2 billion and $955.5 million, respectively, of held-to-maturity securities and no related valuation account.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2021 and December 31, 2020, the accrued interest receivables for all investment securities recorded in Other Assets were $16.0 million and $13.1 million, respectively.

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

The Company merged with CenterState Bank Corporation (“CSFL” or “CenterState”) on June 7, 2020. For the second quarter ended June 30, 2020, given the proximity of the merger date to the quarter end, Management evaluated loans from each legacy loan portfolio utilizing pre-existing methodologies implemented prior to the merger and aggregated the result. Subsequently, during the third quarter 2020, Management consolidated the two methodologies into one.

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

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. During the third quarter of 2020, the Company consolidated the ACL models and due to the size of the combined company elected to increase the threshold for individually-evaluated loans to all non-accrual loans with a net book balance in excess of $1.0 million. Management will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2021 and December 31, 2020, the accrued interest receivables for loans recorded in Other Assets were $82.8 million and $93.9 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As part of the new combined ACL methodology implemented during the third quarter 2020, Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Prior to the implementation of the new combined ACL methodology, the Company applied a utilization rate instead of a funding rate to the South State legacy portfolio to determine the reserve for unfunded commitments. As of June 30, 2021 and December 31, 2020, the liabilities recorded for expected credit losses on unfunded commitments were $31.0 million and $43.4 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Statements of Income.

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

Note 4 — Mergers and Acquisitions

CenterState Bank Corporation (“CSFL”)

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, of Winter Haven, Florida, the bank holding company for CenterState Bank, N.A. (“CSB”), in a stock transaction. Pursuant to the Merger Agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, South State Bank (“SSB”), a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “Bank Merger”). In connection with the Bank Merger, CSB changed its name to “South State Bank, National Association” (hereinafter referred to as the “Bank”). CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.26 billion including the value of the conversion of CSFL’s outstanding warrants, stock options and restricted stock units totaling $10.3 million. During the fourth quarter 2020, the purchase price (consideration transferred) decreased by $5.2 million due to an update to the value for stock options assumed and converted in the merger from $15.5 million to $10.3 million. The stock options assumed reflect their intrinsic value based upon a Black Scholes valuation.

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

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $125.9 million, which will be amortized utilizing a sum-of-the-years’-digit method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships. During the third quarter 2020, the Company identified an additional intangible related to its correspondent banking business acquired in the CSFL merger of approximately $10.0 million. As a result of the various measurement period adjustments identified during 2020 and 2021, goodwill was reduced by $38.1 million to $562.4 million.

During the three and six months ended June 30, 2021 and 2020, the Company incurred approximately $33.0 million and $43.0 million, respectively, and $40.2 million and $44.3 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Consolidated Statements of Income.

The CSFL transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by CSFL	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$2,566,450	$—		$—		$2,566,450
Investment securities	1,188,403	5,507	(a)	—		1,193,910
Loans held for sale	453,578	—		—		453,578
Loans, net of allowance and mark	12,969,091	(48,342)	(b)	29,834	(b)	12,950,583
Premises and equipment	308,150	2,392	(c)	2,893	(c)	313,435
Intangible assets	1,294,211	(1,163,349)	(d)	10,000	(d)	140,862
OREO and repossessed assets	10,849	(791)	(e)	(49)	(e)	10,009
Bank owned life insurance	333,053	—		—		333,053
Deferred tax asset	54,123	(8,681)	(f)	(7,820)	(f)	37,622
Other assets	967,059	(604)	(g)	(1,069)	(g)	965,386
Total assets	$20,144,967	$(1,213,868)		$33,789		$18,964,888

Liabilities
Deposits:
Noninterest-bearing	$5,291,443	$—		$—		$5,291,443
Interest-bearing	10,312,370	19,702	(h)	—		10,332,072
Total deposits	15,603,813	19,702		—		15,623,515
Federal funds purchased and securities sold under agreements to repurchase	401,546	—		—		401,546
Other borrowings	278,900	(7,401)	(i)	—		271,499
Other liabilities	977,725	(4,592)	(j)	857	(j)	973,990
Total liabilities	17,261,984	7,709		857		17,270,550
Net identifiable assets acquired over (under) liabilities assumed	2,882,983	(1,221,577)		32,932		1,694,338
Goodwill	—	600,483		(38,113)		562,370
Net assets acquired over liabilities assumed	$2,882,983	$(621,094)		$(5,181)		$2,256,708

Consideration:
South State Corporation common shares issued						37,271,069
Purchase price per share of the Company's common stock						$60.27

Company common stock issued ($2,246,327) and cash exchanged for fractional shares ($74)						$2,246,401
Stock option conversion						2,900
Restricted stock conversion						7,407
Fair value of total consideration transferred						$2,256,708	(k)

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

(f)— Represents deferred tax assets related to fair value adjustments measured using an estimated tax rate of 22.0%. This includes an adjustment from the CSFL tax rate to our tax rate. The difference in tax rates relates to state income taxes. Additional deferred tax liability related to subsequent fair value adjustments identified and an updated estimated tax rate of 23.78% was approximately $7.8 million.

(g)— Represents a valuation reserve of bank property held for sale of $4.4 million, a fair value adjustment of a lease receivable of $116,000 and a fair value adjustment of interest receivable of $501,000. These amounts are offset by positive fair value adjustment for investment in low income housing of $3.3 million.

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

Comparative and Pro Forma Financial Information for the CSFL Acquisition

Pro-forma data for the three and six month periods ending June 30, 2020 listed in the table below presents pro-forma information as if the CSFL acquisition occurred at the beginning of 2020. These results combine the historical results of CSFL in the Company’s Consolidated Statement of Net Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2020.

Merger-related costs of $40.2 million and $44.3 million, respectively, from the CSFL acquisition were incurred during the three and six months periods ending June 30, 2020 and were excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by CSFL in 2020. The Company recorded expenses related to systems conversions and other costs of integration during the year 2020 and 2021 for the CSFL merger. The core system conversion for the CSFL merger was completed during second quarter of 2021. The expenses related to other costs of integration are expected to continue during the latter half of 2021. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2020
Total revenues (net interest income plus noninterest income)	$415,540	$789,681
Net interest income	$266,922	$541,141
Net adjusted income available to the common shareholder	$25,626	$115,616
EPS - basic	$0.36	$1.63
EPS - diluted	$0.36	$1.62

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

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2021:
U.S. Government agencies	$49,988	$—	$(937)	$49,051
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	728,027	—	(13,263)	714,764
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	97,164	—	(2,457)	94,707
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	249,933	56	(3,950)	246,039
Small Business Administration loan-backed securities	64,153	—	(322)	63,831
	$1,189,265	$56	$(20,929)	$1,168,392
December 31, 2020:
U.S. Government agencies	$25,000	$1	$—	$25,001
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	632,269	1,827	(1,032)	633,064
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	75,767	405	—	76,172
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	174,506	300	(91)	174,715
Small Business Administration loan-backed securities	48,000	231	—	48,231
	$955,542	$2,764	$(1,123)	$957,183

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2021:
U.S. Government agencies	$49,300	$—	$(1,163)	$48,137
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,669,659	9,990	(13,522)	1,666,127
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	657,315	13,218	(3,756)	666,777
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	805,707	11,476	(4,570)	812,613
State and municipal obligations	677,226	17,289	(1,387)	693,128
Small Business Administration loan-backed securities	464,553	5,492	(1,560)	468,485
Corporate securities	13,535	357	—	13,892
	$4,337,295	$57,822	$(25,958)	$4,369,159
December 31, 2020:
U.S. Government agencies	$29,882	$16	$(642)	$29,256
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,351,506	16,657	(1,031)	1,367,132
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	739,797	16,579	(825)	755,551
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	229,219	10,939	(50)	240,108
State and municipal obligations	502,575	17,491	(27)	520,039
Small Business Administration loan-backed securities	401,496	4,978	(1,590)	404,884
Corporate securities	13,562	140	—	13,702
	$3,268,037	$66,800	$(4,165)	$3,330,672

During the three and six months ended June 30, 2021, the Company recognized gains of $69,000 and losses of $33,000 (a net gain of $36,000 from the sale of available for sale securities). During the three and six months ended June 30, 2020, there were no realized gains or losses from the sale of securities.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
June 30, 2021:
Federal Home Loan Bank stock	$16,283
Federal Reserve Bank stock	129,716
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	11,045
$160,607
December 31, 2020:
Federal Home Loan Bank stock	$15,083
Federal Reserve Bank stock	129,871
Investment in unconsolidated subsidiaries	4,941
Other nonmarketable investment securities	10,548
$160,443

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2021, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at June 30, 2021, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$10,578	$10,642
Due after one year through five years	—	—	90,138	92,882
Due after five years through ten years	103,514	101,198	680,007	691,269
Due after ten years	1,085,751	1,067,194	3,556,572	3,574,366
	$1,189,265	$1,168,392	$4,337,295	$4,369,159

Information pertaining to our securities with gross unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2021:
Securities Held to Maturity
U.S. Government agencies	$937	$49,051	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,263	714,764	—	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,457	94,707	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	3,950	168,822	—	—
Small Business Administration loan-backed securities	322	63,831	—	—
	$20,929	$1,091,175	$—	$—
Securities Available for Sale
U.S. Government agencies	$1,163	$48,137	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,457	743,915	65	3,887
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	3,756	137,487	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4,570	289,674	—	—
State and municipal obligations	1,383	74,127	4	3,938
Small Business Administration loan-backed securities	794	67,342	766	108,103
	$25,123	$1,360,682	$835	$115,928
December 31, 2020:
Securities Held to Maturity
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,032	$213,146	$—	$—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	27,445	—	—
	$1,123	$240,591	$—	$—
Securities Available for Sale
U.S. Government agencies	$642	$24,358	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,031	260,411	—	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	825	140,333	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	46	13,594	4	871
State and municipal obligations	27	8,620	—	—
Small Business Administration loan-backed securities	573	94,981	1,017	104,254
	$3,144	$542,297	$1,021	$105,125

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed

Securities including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of June 30, 2021 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

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

Note 6 — Loans

The following is a summary of total loans:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Loans:
Construction and land development (1)	$1,947,646	$1,890,846
Commercial non-owner occupied (3)	6,285,808	6,152,246
Commercial owner occupied real estate	4,895,189	4,832,697
Consumer owner occupied (2, 3)	3,549,330	3,682,667
Home equity loans	1,199,362	1,292,141
Commercial and industrial	4,440,261	5,046,310
Other income producing property (3)	808,302	854,900
Consumer	897,083	894,334
Other loans	10,097	17,993
Total loans	24,033,078	24,664,134
Less allowance for credit losses	(350,401)	(457,309)
Loans, net	$23,682,677	$24,206,825
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.
(3)	As a result of the conversion of legacy CenterState’s core system to the Company’s core system completed during the second quarter of 2021, several loans were reclassified to conform with the Company’s current loan segmentation, most notably residential investment loans which were reclassed from Consumer Owner Occupied to Other Income Producing Property, and some multi-family loans that were reclassified from Other Income Producing Property to Commercial Non-Owner Occupied. Prior period loan balances presented above were revised to conform with the current loan segmentation.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the periods June 30, 2021 and December 31, 2020, to include net deferred fee of $16.7 million and $35.6 million, respectively, and unamortized discount total related to loans acquired of $81.0 million and $97.7 million, respectively. Accrued interest receivables (AIR) of $82.8 million and $93.9 million are accounted for separately and reported in other assets for the periods June 30, 2021 and December 31, 2020.

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

Construction and land development loans in the following table are on commercial and speculative real estate. Consumer owner occupied loans are collateralized by 1-4 family owner occupied property with a business intent. As noted previously, as a result of the conversion of legacy CenterState’s core system to the Company’s core system completed during the second quarter of 2021, several loans were reclassified to conform with the Company’s current loan segmentation, most notably residential investment loans which were reclassed from Consumer Owner Occupied to Other Income Producing Property, and some multi-family loans that were reclassified from Other Income Producing Property to Commercial Non-Owner Occupied. Prior period disclosures presented in the following tables for the commercial and consumer loan segments were revised to conform with the current loan segmentation.

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$239,413	$448,306	$372,639	$74,918	$28,630	$67,812	$75,705	$1,307,423
Special mention	—	22,367	2,753	583	1,638	3,743	492	31,576
Substandard	376	1,622	2,377	427	590	3,440	369	9,201
Doubtful	—	—	—	—	—	7	—	7
Total Construction and land development	$239,789	$472,295	$377,769	$75,928	$30,858	$75,002	$76,566	$1,348,207

Commercial non-owner occupied
Risk rating:
Pass	$669,540	$829,779	$1,022,515	$766,938	$581,521	$1,683,052	$99,263	$5,652,608
Special mention	10,307	40,607	61,898	105,146	45,641	150,085	27	413,711
Substandard	611	292	86,084	16,052	31,392	85,012	—	219,443
Doubtful	—	—	—	—	—	46		46
Total Commercial non-owner occupied	$680,458	$870,678	$1,170,497	$888,136	$658,554	$1,918,195	$99,290	$6,285,808

Commercial Owner Occupied
Risk rating:
Pass	$384,233	$801,899	$962,111	$654,487	$527,857	$1,283,611	$80,560	$4,694,758
Special mention	3,212	6,062	4,412	12,070	14,619	70,757	81	111,213
Substandard	2,761	3,737	9,801	2,924	18,095	51,840	34	89,192
Doubtful	—	1	—	—	—	25	—	26
Total commercial owner occupied	$390,206	$811,699	$976,324	$669,481	$560,571	$1,406,233	$80,675	$4,895,189

Commercial and industrial
Risk rating:
Pass	$1,218,098	$1,211,954	$448,298	$322,304	$213,355	$262,198	$711,366	$4,387,573
Special mention	2,179	2,399	975	1,428	6,205	5,776	6,052	25,014
Substandard	510	2,802	754	4,580	4,978	5,476	8,532	27,632
Doubtful	—	—	2	2	3	34	1	42
Total commercial and industrial	$1,220,787	$1,217,155	$450,029	$328,314	$224,541	$273,484	$725,951	$4,440,261

Other income producing property
Risk rating:
Pass	$45,814	$87,126	$82,371	$91,073	$67,379	$139,784	$59,066	$572,613
Special mention	914	2,312	1,243	1,131	444	15,070	211	21,325
Substandard	470	700	560	506	365	12,840	47	15,488
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$47,198	$90,138	$84,174	$92,710	$68,188	$167,700	$59,324	$609,432

Consumer owner occupied
Risk rating:
Pass	$897	$6,726	$2,861	$187	$70	$2,144	$14,905	$27,790
Special mention	1,248	115	2,472	86	—	7	100	4,028
Substandard	—	102	241	—	—	316	—	659
Doubtful	—	—	—	1	—	145	—	146
Total Consumer owner occupied	$2,145	$6,943	$5,574	$274	$70	$2,612	$15,005	$32,623

Other loans
Risk rating:
Pass	$10,097	$—	$—	$—	$—	$—	$—	$10,097
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$10,097	$—	$—	$—	$—	$—	$—	$10,097

Total Commercial Loans
Risk rating:
Pass	$2,568,092	$3,385,790	$2,890,795	$1,909,907	$1,418,812	$3,438,601	$1,040,865	$16,652,862
Special mention	17,860	73,862	73,753	120,444	68,547	245,438	6,963	606,867
Substandard	4,728	9,255	99,817	24,489	55,420	158,924	8,982	361,615
Doubtful	—	1	2	3	3	263	1	273
Total Commercial Loans	$2,590,680	$3,468,908	$3,064,367	$2,054,843	$1,542,782	$3,843,226	$1,056,811	$17,621,617

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$457,425	$410,075	$127,187	$79,345	$41,018	$52,889	$15,502	$1,183,441
Special mention	20,912	5,668	707	1,757	1,815	7,293	—	38,152
Substandard	389	2,800	763	2,087	201	3,669	—	9,909
Doubtful	—	—	—	—	—	8	—	8
Total Construction and land development	$478,726	$418,543	$128,657	$83,189	$43,034	$63,859	$15,502	$1,231,510

Commercial non-owner occupied
Risk rating:
Pass	$838,646	$1,108,164	$878,172	$677,803	$723,745	$1,253,710	$58,021	$5,538,261
Special mention	42,492	76,890	111,466	44,790	38,983	131,015	—	445,636
Substandard	1,351	49,662	7,497	27,224	39,424	43,187	—	168,345
Doubtful	—	—	—	—	—	4	—	4
Total Commercial non-owner occupied	$882,489	$1,234,716	$997,135	$749,817	$802,152	$1,427,916	$58,021	$6,152,246

Commercial Owner Occupied
Risk rating:
Pass	$804,895	$957,412	$719,111	$601,471	$455,065	$1,041,668	$42,239	$4,621,861
Special mention	6,993	15,984	13,021	14,457	13,597	48,775	21	112,848
Substandard	5,729	4,185	4,690	20,122	15,093	48,127	36	97,982
Doubtful	1	—	—	—	—	5	—	6
Total commercial owner occupied	$817,618	$977,581	$736,822	$636,050	$483,755	$1,138,575	$42,296	$4,832,697

Commercial and industrial
Risk rating:
Pass	$2,723,320	$595,310	$450,238	$308,442	$223,532	$419,555	$247,169	$4,967,566
Special mention	1,566	3,273	3,031	7,165	2,496	25,727	9,368	52,626
Substandard	347	1,070	6,202	7,718	2,808	5,723	2,240	26,108
Doubtful	—	2	1	3	3	1	—	10
Total commercial and industrial	$2,725,233	$599,655	$459,472	$323,328	$228,839	$451,006	$258,777	$5,046,310

Other income producing property
Risk rating:
Pass	$94,660	$106,282	$106,366	$82,796	$49,528	$135,696	$37,616	$612,944
Special mention	3,531	2,645	1,901	789	1,417	13,492	292	24,067
Substandard	1,071	1,046	997	264	472	16,705	65	20,620
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$99,262	$109,973	$109,264	$83,849	$51,417	$165,899	$37,973	$657,637

Consumer owner occupied
Risk rating:
Pass	$7,590	$3,527	$356	$339	$1,076	$1,290	$15,502	$29,680
Special mention	130	3,581	249	62	—	124	338	4,484
Substandard	113	387	142	—	5	326	—	973
Doubtful	—	—	—	—	—	—	—	—
Total Consumer owner occupied	$7,833	$7,495	$747	$401	$1,081	$1,740	$15,840	$35,137

Other loans
Risk rating:
Pass	$17,993	$—	$—	$—	$—	$—	$—	$17,993
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$17,993	$—	$—	$—	$—	$—	$—	$17,993

Total Commercial Loans
Risk rating:
Pass	$4,944,529	$3,180,770	$2,281,430	$1,750,196	$1,493,964	$2,904,808	$416,049	$16,971,746
Special mention	75,624	108,041	130,375	69,020	58,308	226,426	10,019	677,813
Substandard	9,000	59,150	20,291	57,415	58,003	117,737	2,341	323,937
Doubtful	1	2	1	3	3	24	—	34
Total Commercial Loans	$5,029,154	$3,347,963	$2,432,097	$1,876,634	$1,610,278	$3,248,995	$428,409	$17,973,530

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following tables present the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$531,163	$761,217	$530,378	$349,872	$311,006	$1,006,612	$17	$3,490,265
30 days past due	122	127	566	600	294	16,066	—	17,775
60 days past due	—	—	148	412	13	2,155	—	2,728
90 days past due	—	308	517	9	580	4,525	—	5,939
Total Consumer owner occupied	$531,285	$761,652	$531,609	$350,893	$311,893	$1,029,358	$17	$3,516,707

Home equity loans
Days past due:
Current	$4,561	$6,844	$6,468	$4,769	$982	$31,176	$1,137,449	$1,192,249
30 days past due	121	—	—	13	—	1,213	1,225	2,572
60 days past due	—	10	—	118	28	51	393	600
90 days past due	—	40	74	160	54	3,475	138	3,941
Total Home equity loans	$4,682	$6,894	$6,542	$5,060	$1,064	$35,915	$1,139,205	$1,199,362

Consumer
Days past due:
Current	$181,548	$211,685	$159,386	$88,607	$48,164	$174,340	$28,502	$892,232
30 days past due	15	237	112	152	435	730	37	1,718
60 days past due	—	70	182	89	12	569	2	924
90 days past due	—	73	129	342	73	1,586	6	2,209
Total consumer	$181,563	$212,065	$159,809	$89,190	$48,684	$177,225	$28,547	$897,083

Construction and land development
Days past due:
Current	$159,606	$336,762	$55,042	$16,507	$11,006	$19,995	$162	$599,080
30 days past due	—	—	—	—	—	115	—	115
60 days past due	—	—	—	82	—	12	—	94
90 days past due	—	—	39	—	11	100	—	150
Total Construction and land development	$159,606	$336,762	$55,081	$16,589	$11,017	$20,222	$162	$599,439

Other income producing property
Days past due:
Current	$13,953	$12,942	$17,881	$17,501	$19,164	$98,303	$17,932	$197,676
30 days past due	—	—	—	—	—	293	—	293
60 days past due	—	—	—	—	115	—	—	115
90 days past due	—	—	—	—	446	340	—	786
Total other income producing property	$13,953	$12,942	$17,881	$17,501	$19,725	$98,936	$17,932	$198,870

Total Consumer Loans
Days past due:
Current	$890,831	$1,329,450	$769,155	$477,256	$390,322	$1,330,426	$1,184,062	$6,371,502
30 days past due	258	364	678	765	729	18,417	1,262	22,473
60 days past due	—	80	330	701	168	2,787	395	4,461
90 days past due	—	421	759	511	1,164	10,026	144	13,025
Total Consumer Loans	$891,089	$1,330,315	$770,922	$479,233	$392,383	$1,361,656	$1,185,863	$6,411,461

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans	$3,481,769	$4,799,223	$3,835,289	$2,534,076	$1,935,165	$5,204,882	$2,242,674	$24,033,078

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$759,525	$615,142	$471,224	$446,996	$351,859	$960,330	$—	$3,605,076
30 days past due	4,933	7,744	2,776	2,070	3,203	9,294	—	30,020
60 days past due	—	350	1,222	486	103	2,710	—	4,871
90 days past due	—	176	264	994	875	5,254	—	7,563
Total Consumer owner occupied	$764,458	$623,412	$475,486	$450,546	$356,040	$977,588	$—	$3,647,530

Home equity loans
Days past due:
Current	$7,654	$6,694	$7,670	$658	$398	$30,039	$1,231,510	$1,284,623
30 days past due	134	52	—	79	—	272	2,324	2,861
60 days past due	—	—	—	—	—	116	418	534
90 days past due	155	93	—	157	330	1,886	1,502	4,123
Total Home equity loans	$7,943	$6,839	$7,670	$894	$728	$32,313	$1,235,754	$1,292,141

Consumer
Days past due:
Current	$291,305	$201,330	$115,203	$62,485	$38,272	$147,101	$32,874	$888,570
30 days past due	105	473	454	224	29	1,043	23	2,351
60 days past due	68	143	93	61	37	376	47	825
90 days past due	73	195	272	185	100	1,663	100	2,588
Total consumer	$291,551	$202,141	$116,022	$62,955	$38,438	$150,183	$33,044	$894,334

Construction and land development
Days past due:
Current	$370,457	$163,728	$63,521	$18,530	$4,497	$25,399	$—	$646,132
30 days past due	6,172	3,660	161	—	2,255	184	—	12,432
60 days past due	282	—	438	—	—	—	—	720
90 days past due	—	—	—	—	—	52	—	52
Total Construction and land development	$376,911	$167,388	$64,120	$18,530	$6,752	$25,635	$—	$659,336

Other income producing property
Days past due:
Current	$13,407	$18,886	$18,991	$22,516	$15,335	$93,093	$13,209	$195,437
30 days past due	—	—	40	278	—	761	—	1,079
60 days past due	—	—	—	135	—	316	—	451
90 days past due	—	—	—	—	—	296	—	296
Total other income producing property	$13,407	$18,886	$19,031	$22,929	$15,335	$94,466	$13,209	$197,263

Total Consumer Loans
Days past due:
Current	$1,442,348	$1,005,780	$676,609	$551,185	$410,361	$1,255,962	$1,277,593	$6,619,838
30 days past due	11,344	11,929	3,431	2,651	5,487	11,554	2,347	48,743
60 days past due	350	493	1,753	682	140	3,518	465	7,401
90 days past due	228	464	536	1,336	1,305	9,151	1,602	14,622
Total Consumer Loans	$1,454,270	$1,018,666	$682,329	$555,854	$417,293	$1,280,185	$1,282,007	$6,690,604

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Total Loans	$6,483,424	$4,366,629	$3,114,426	$2,432,488	$2,027,571	$4,529,180	$1,710,416	$24,664,134

The following table presents an aging analysis of past due accruing loans, segregated by class. As noted previously, prior period loan balances presented below reflect the loan reclassifications resulting from the system’s conversion completed during the second quarter of 2021.

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
June 30, 2021
Construction and land development	$2,160	$370	$—	$2,530	$1,943,053	$2,063	$1,947,646
Commercial non-owner occupied	5,420	667	—	6,087	6,267,844	11,877	6,285,808
Commercial owner occupied	3,067	763	92	3,922	4,868,751	22,516	4,895,189
Consumer owner occupied	3,090	1,037	—	4,127	3,521,683	23,520	3,549,330
Home equity loans	1,493	452	—	1,945	1,187,843	9,574	1,199,362
Commercial and industrial	17,510	3,793	467	21,770	4,412,452	6,039	4,440,261
Other income producing property	1,598	3	—	1,601	801,583	5,118	808,302
Consumer	1,482	820	—	2,302	890,370	4,411	897,083
Other loans	2	4	—	6	10,091	—	10,097
	$35,822	$7,909	$559	$44,290	$23,903,670	$85,118	$24,033,078
December 31, 2020
Construction and land development	$520	$1,142	$—	$1,662	$1,886,763	$2,421	$1,890,846
Commercial non-owner occupied	188	372	471	1,031	6,145,745	5,470	6,152,246
Commercial owner occupied	2,900	840	—	3,740	4,802,898	26,059	4,832,697
Consumer owner occupied	1,165	3,294	34	4,493	3,649,697	28,477	3,682,667
Home equity loans	1,805	481	—	2,286	1,279,929	9,926	1,292,141
Commercial and industrial	10,979	22,089	10,864	43,932	4,993,160	9,218	5,046,310
Other income producing property	897	338	278	1,513	845,844	7,543	854,900
Consumer	1,718	818	4	2,540	885,720	6,074	894,334
Other loans	13	6	—	19	17,974	—	17,993
	$20,185	$29,380	$11,651	$61,216	$24,507,730	$95,188	$24,664,134

The following table is a summary of information pertaining to nonaccrual loans by class, including restructured loans. Prior period loan balances presented below reflect the loan reclassifications resulting from the system’s conversion completed during the second quarter of 2021.

	December 31,	June 30,	Greater than	Non-accrual
(Dollars in thousands)	2020	2021	90 Days Accruing(1)	with no allowance(1)
Construction and land development	$2,421	$2,063	$—	$89
Commercial non-owner occupied	5,470	11,877	—	17
Commercial owner occupied real estate	26,059	22,516	92	11,687
Consumer owner occupied	28,477	23,520	—	—
Home equity loans	9,926	9,574	—	50
Commercial and industrial	9,218	6,039	467	206
Other income producing property	7,543	5,118	—	309
Consumer	6,074	4,411	—	—
Total loans on nonaccrual status	$95,188	$85,118	$559	$12,358
(1)	– Greater than 90 days accruing and non-accrual with no allowance loans at June 30, 2021.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		June 30,	Collateral
(Dollars in thousands)	2020	Coverage	%	2021	Coverage	%
Commercial owner occupied real estate
Office	$1,076	$1,485	138%	$729	$729	100%
Retail	4,849	5,490	113%	4,566	5,760	126%
Other	1,010	1,075	106%	4,824	5,490	114%
Commercial and industrial
Other	—	—		23	23	100%
Total collateral dependent loans	$6,935	$8,050		$10,142	$12,002

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. During the second quarter of 2020, the Bank increased the threshold limit for loans individually evaluated from $500,000 to $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $3.2 million during the six months ended June 30, 2021.

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

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the three and six month periods ending June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Commercial owner occupied	—	$—	$—	1	$1,215	$1,215
Total interest rate modifications	—	$—	$—	1	$1,215	$1,215
Term modification
Consumer owner occupied	—	$—	$—	3	$475	$475
Total term modifications	—	$—	$—	3	$475	$475
	—	$—	$—	4	$1,690	$1,690

	Six Months Ended June 30,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Construction and land development	—	$—	$—	2	$102	$102
Commercial owner occupied	—	—	—	1	1,215	1,215
Consumer owner occupied	—	—	—	1	29	29
Commercial and industrial	—	—	—	6	652	652
Other income producing property	1	298	298	1	340	340
Total interest rate modifications	1	$298	$298	11	$2,338	$2,338
Term modification
Consumer owner occupied	—	$—	$—	4	$527	$527
Home equity loans	—	—	—	1	51	51
Commercial and industrial	1	40	40	1	276	276
Total term modifications	1	$40	$40	6	854	854
	2	$338	$338	17	$3,192	$3,192

At June 30, 2021 and 2020, the balance of accruing TDRs was $15.1 million and $11.9 million, respectively. The Company had $720,000 and $1.0 million remaining availability under commitments to lend additional funds on restructured loans at June 30, 2021 and 2020. The amount of specific reserve associated with restructured loans was $1.9 million and $925,000 at June 30, 2021 and 2020, respectively.

The following table presents the changes in status of loans restructured within the previous 12 months as of June 30, 2021 by type of concession. The subsequent default noted below increased reserves on the individually evaluated loan $300,000.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	7	$ 6,086	—	$—	1	$300
Term modification	7	782	—	—	—	—
	14	$ 6,868	—	$—	1	$300

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended June 30, 2021
Allowance for credit losses:
Balance at end of period March 31, 2021	$63,042	$1,190	$16,003	$3,892	$55,337	$27,883	$5,884	$1,544	$90,660	$107,559	$33,466	$406,460
Charge-offs	(69)	—	(517)	—	(77)	(1,486)	—	—	(2,021)	(341)	(1,151)	(5,662)
Recoveries	343	50	766	—	229	531	3	—	131	411	1,084	3,548
Net (charge offs) recoveries	274	50	249	—	152	(955)	3	—	(1,890)	70	(67)	(2,114)
(Recovery) provision (1)	(7,496)	(415)	(1,702)	596	(10,001)	(1,231)	(4)	(481)	(13,278)	(17,225)	(2,708)	(53,945)
Balance at end of period June 30, 2021	$55,820	$825	$14,550	$4,488	$45,488	$25,697	$5,883	$1,063	$75,492	$90,404	$30,691	$350,401

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$50,424	$825	$12,350	$4,438	$45,472	$21,195	$5,883	$520	$72,212	$85,044	$25,195	$323,558
Individually evaluated	88	—	1,140	—	16	—	—	—	333	—	308	1,885
Total quantitative allowance	50,512	825	13,490	4,438	45,488	21,195	5,883	520	72,545	85,044	25,503	325,443
Qualitative allowance	5,308	—	1,060	50	—	4,502	—	543	2,947	5,360	5,188	24,958
Balance at end of period June 30, 2021	$55,820	$825	$14,550	$4,488	$45,488	$25,697	$5,883	$1,063	$75,492	$90,404	$30,691	$350,401

Three Months Ended June 30, 2020
Allowance for loan losses:
Balance at beginning of period March 31, 2020	$18,214	$239	$12,092	$2,135	$16,777	$8,999	$4,557	$1,889	$23,792	$41,302	$14,789	$144,785
Impact of merger on provision for non-PCD loans	16,712	226	4,227	4,893	7,673	3,836	1,212	919	25,393	35,067	9,284	109,442
Initial PCD Allowance	29,906	804	5,119	1,302	6,035	6,120	902	1,003	35,332	45,785	18,638	150,946
Adjusted CECL balance	$64,832	$1,269	$21,438	$8,330	$30,485	$18,955	$6,671	$3,811	$84,517	$122,154	$42,711	$405,173
Charge-offs	(79)	(24)	(67)	(31)	(69)	(1,122)	—	—	(308)	(23)	(708)	(2,431)
Recoveries	315	55	211	—	569	428	3	—	340	32	377	2,330
Net (charge offs) recoveries	236	31	144	(31)	500	(694)	3	—	32	9	(331)	(101)
Provision (recovery) (1)	2,418	(219)	5,040	996	2,927	1,909	1,118	264	5,657	8,711	715	29,536
Balance at end of period June 30, 2020	$67,486	$1,081	$26,622	$9,295	$33,912	$20,170	$7,792	$4,075	$90,206	$130,874	$43,095	$434,608

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$59,101	$1,143	$23,579	$8,922	$30,750	$15,828	$4,556	$2,641	$78,715	$101,998	$28,954	$356,187
Individually evaluated	210	—	299	—	76	—	—	—	5,319	3,890	1,110	10,904
Total quantitative allowance	59,311	1,143	23,878	8,922	30,826	15,828	4,556	2,641	84,034	105,888	30,064	367,091
Qualitative allowance	8,175	(62)	2,744	373	3,086	4,342	3,236	1,434	6,172	24,986	13,031	67,517
Balance at end of period June 30, 2020	$67,486	$1,081	$26,622	$9,295	$33,912	$20,170	$7,792	$4,075	$90,206	$130,874	$43,095	$434,608
(1)	A negative provision (recovery) for credit losses of $4.8 million was recorded during the second quarter of 2021, compared to an additional provision for credit losses of $12.5 million, of which, $9.6 million was from the initial impact from the merger with CSFL, recorded during the second quarter of 2020 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Six Months Ended June 30, 2021
Allowance for credit losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(189)	—	(686)	—	(87)	(3,635)	—	—	(2,048)	(535)	(1,856)	(9,036)
Recoveries	771	83	1,183	1	430	1,041	3	—	464	732	2,235	6,943
Net recoveries (charge offs)	582	83	497	1	343	(2,594)	3	—	(1,584)	197	379	(2,093)
Provision (benefit) (1)	(8,323)	(496)	(2,645)	(427)	(22,052)	1,729	(2,007)	(447)	(20,028)	(34,214)	(15,905)	(104,815)
Balance at end of period June 30, 2021	$55,820	$825	$14,550	$4,488	$45,488	$25,697	$5,883	$1,063	$75,492	$90,404	$30,691	$350,401

Six Months Ended June 30, 2020
Allowance for credit losses:
Balance at beginning of period January 1, 2020	$6,128	$15	$4,327	$815	$6,211	$4,350	$1,557	$956	$10,879	$15,219	$6,470	$56,927
Impact of Adoption	5,455	11	3,849	779	5,588	3,490	1,391	914	9,505	13,898	6,150	51,030
Initial PCD Allowance	406	3	289		351	669	97		898	656	39	3,408
Adjusted CECL balance, January 1, 2020	$11,989	$29	$8,465	$1,594	$12,150	$8,509	$3,045	$1,870	$21,282	$29,773	$12,659	$111,365
Impact of merger on provision for non-PCD loans	16,712	226	4,227	4,893	7,673	3,836	1,212	919	25,393	35,067	9,284	109,442
Initial PCD Allowance	29,906	804	5,119	1,302	6,035	6,120	902	1,003	35,332	45,785	18,638	150,946
Charge-offs	(383)	(24)	(681)	(31)	(174)	(2,908)	—	—	(623)	(23)	(807)	(5,654)
Recoveries	591	146	623	—	849	896	55	—	428	76	575	4,239
Net charge offs	208	122	(58)	(31)	675	(2,012)	55	—	(195)	53	(232)	(1,415)
Provision (benefit) (1)	8,671	(100)	8,869	1,537	7,379	3,717	2,578	283	8,394	20,196	2,746	64,270
Balance at end of period June 30, 2020	$67,486	$1,081	$26,622	$9,295	$33,912	$20,170	$7,792	$4,075	$90,206	$130,874	$43,095	$434,608
(1)	A negative provision (recovery) for credit losses of $12.4 million was recorded during the first six months of 2021, compared to an additional provision for credit losses of $14.3 million, of which, $9.6 million was from the initial impact from the merger with CSFL, recorded during the first six months of 2020 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of information pertaining to OREO and Bank Premises Held for Sale:

Six Months Ended June 30,
(Dollars in thousands)	2021
Balance, December 31, 2020	$47,920
Measurement period adjustment pertaining to CSFL acquisition	(1,226)
Additions	4,160
Writedowns	(645)
Sold	(24,933)
Balance, June 30, 2021	$25,276
Other Real Estate Owned at June 30, 2021	5,039
Bank Premises Held for Sale at June 30, 2021	$20,237

Six Months Ended June 30,
2020
Balance, December 31, 2019	$11,964
Acquired in the CSFL acquisition	28,379
Additions	6,505
Writedowns	(350)
Sold	(2,941)
Balance, June 30, 2020	$43,557
Other Real Estate Owned at June 30, 2020	18,016
Bank Premises Held for Sale at June 30, 2020	$25,541

At June 30, 2021, there were a total of 24 properties included in OREO compared to 42 properties at December 31, 2020. At June 30, 2021, there were a total of 22 properties included in bank premises held for sale which compares to 33 properties included in premises held for sale, at December 31, 2020. During the second quarter of 2020, a reclassification was made so that bank property held for sale is now separately disclosed on the balance sheet. At June 30, 2021, we had $433,000 in residential real estate included in OREO and $4.4 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of June 30, 2021 and December 31, 2020, we had operating right-of-use (“ROU”) assets of $109.4 million and $113.4 million, respectively, and operating lease liabilities of $114.7 million and $118.3 million, respectively. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 23 years. The exercise of renewal options is based on the sole judgment of Management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The Company also holds a small number of finance leases assumed in connection to the CSFL merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Lease Cost Components:
Amortization of ROU assets - finance leases	$117	$47	$233	$47
Interest on lease liabilities - finance leases	14	5	29	5
Operating lease cost (cost resulting from lease payments)	4,342	3,058	8,685	5,316
Short-term lease cost	75	99	211	197
Variable lease cost (cost excluded from lease payments)	643	203	1,291	369
Total lease cost	$5,191	$3,412	$10,449	$5,934
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$14	$8	$29	$8
Finance lease - financing cash flows	106	40	213	40
Operating lease - operating cash flows (fixed payments)	4,173	2,784	8,313	4,456
Operating lease - operating cash flows (net change asset/liability)	(3,255)	(2,409)	(6,475)	(2,678)
New ROU assets - operating leases	—	39,278	1,298	39,736
New ROU assets - finance leases	—	5,374	—	5,374
Weighted - average remaining lease term (years) - finance leases			6.91	10.63
Weighted - average remaining lease term (years) - operating leases			11.14	11.81
Weighted - average discount rate - finance leases			1.7%	1.9%
Weighted - average discount rate - operating leases			3.3%	3.3%

Operating lease payments due:
2021 (excluding the six months ended June 30, 2021)			$8,045
2022			14,992
2023			14,290
2024			12,552
2025			11,016
Thereafter			79,220
Total undiscounted cash flows			140,115
Discount on cash flows			(25,366)
Total operating lease liabilities			$114,749

As of June 30, 2021, we determined that the number and dollar amount of our equipment leases was immaterial. As of June 30, 2021, we have additional operating leases that have not yet commenced of $5.1 million. These operating leases will commence in the third quarter of 2021 with a lease term of 10 years.

Note 10 — Deposits

Our total deposits are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Non-interest bearing checking	$11,176,338	$9,711,338
Interest-bearing checking	7,651,433	6,955,575
Savings	3,051,229	2,694,011
Money market	8,024,117	7,584,353
Time deposits	3,339,252	3,748,605
Total deposits	$33,242,369	$30,693,882

At June 30, 2021 and December 31, 2020, we had $720.3 million and $814.2 million in certificates of deposits of $250,000 and greater, respectively. At June 30, 2021 and December 31, 2020, the Company held $475.0 million and $600.0 in traditional, out-of-market brokered deposits, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2020, we did not pay a discretionary matching contribution in the first quarter of 2021. Currently, we expect the same terms in the employees’ savings plan for 2021. As a result of the recent CSFL merger, all former CSFL employees became eligible to participate in the Company’s 401(k) plan as of legal close in June 2020. CSFL’s existing 401(k) plan balances merged into the Company’s 401(k) plan at the end of the year 2020. We expensed $3.8 million and $8.1 million, respectively, for the three and six months ended June 30, 2021 and $2.4 million and $4.2, respectively, for the three and six months ended June 30, 2020 related to the Company’s savings plan.

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

Note 12 — Earnings Per Share

Basic earnings per shares are calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during each period, excluding non-vested restricted shares. Our diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted shares. Stock options and unvested restricted stock units are considered to common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2021	2020	2021	2020
Basic earnings (loss) per common share:
Net income (loss)	$98,960	$(84,935)	$245,909	$(60,825)
Weighted-average basic common shares	70,866	43,318	70,937	38,439
Basic earnings (loss) per common share	$1.40	$(1.96)	$3.47	$(1.58)
Diluted earnings (loss) per common share:
Net income (loss)	$98,960	$(84,935)	$245,909	$(60,825)
Weighted-average basic common shares	70,866	43,318	70,937	38,439
Effect of dilutive securities	543	—	508	—
Weighted-average dilutive shares	71,409	43,318	71,445	38,439
Diluted earnings (loss) per common share	$1.39	$(1.96)	$3.44	$(1.58)

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2021			2020			2021			2020
Number of shares			62,235			296,178			62,235			296,178
Range of exercise prices	$87.30	to	$91.35	$16.66	to	$91.35	$87.30	to	$91.35	$16.66	to	$91.35

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

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2021	256,425	$59.01
Exercised	(42,697)	44.68
Outstanding at June 30, 2021	213,728	61.88	4.36	$4,832
Exercisable at June 30, 2021	213,728	61.88	4.36	$4,832

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first six months of 2021. Because all outstanding stock options had vested as of December 31, 2020, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested for the six months ended June 30, 2021.

Restricted Stock

We, from time-to-time, grant shares of restricted stock to key employees and non-employee directors. These awards help align the interests of these employees and directors with the interests of our shareholders by providing economic value directly related to increases in the value of our stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock grants to employees typically “cliff vest” after four years. Grants to non-employee directors typically vest within a 12-month period.

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

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2021	11,004	$59.42
Vested	(4,168)	52.95
Nonvested at June 30, 2021	6,836	$63.37

As of June 30, 2021, there was $269,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.98 years as of June 30, 2021. The total fair value of shares vested during the six months ended June 30, 2021 was $221,000.

Restricted Stock Units (“RSUs”)

We, from time-to-time, grant performance RSUs and time-vested RSUs to employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable employees at the beginning of a performance period. Due to the merger with CSFL, all legacy and assumed performance based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the

Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met.

Outstanding RSUs for the six months ended June 30, 2021 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2021	750,821	$60.88
Granted	297,138	81.20
Vested	(71,826)	60.39
Forfeited	(5,362)	62.15
Outstanding at June 30, 2021	970,771	$67.22

As of June 30, 2021, there was $39.0 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.3 years as of June 30, 2021. The total fair value of RSUs vested and released during the six months ended June 30, 2021 was $4.3 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2021, commitments to extend credit and standby letters of credit totaled $6.7 billion. As of June 30, 2021, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $31.0 million and recorded on the Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Management, as of June 30, 2021, any such liability is not expected to have a material effect on our consolidated financial statements.

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

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale and trading securities, derivative contracts, mortgage loans held for sale, and mortgage servicing rights (“MSRs”) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be individually evaluated for impairment if it no longer shares similar risk characteristics with other pooled loans and an ACL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2021, approximately one third of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

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

Bank Property Held for Sale

Bank property held for sale consists of locations that management has identified as no longer needed and reclassified from Bank Property. These properties are typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). However, Bank Property Held for Sale is considered Level 3 in the fair value hierarchy because Management has qualitatively applied a discount due to the size, supply of inventory, restrictions and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time a property is identified as held for sale, any excess of the book balance over the fair value of the real estate is treated as a charge against earnings. Gains or losses on sale and generally any subsequent write-downs to the value are recorded as a component other noninterest income or expense.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021:
Assets
Derivative financial instruments	$526,145	$—	$526,145	$—
Loans held for sale	171,447	—	171,447	—
Trading securities	89,925	—	89,925	—
Securities available for sale:
U.S. Government agencies	48,137	—	48,137	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,666,127	—	1,666,127	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	666,777	—	666,777	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	812,613	—	812,613	—
State and municipal obligations	693,128	—	693,128	—
Small Business Administration loan-backed securities	468,485	—	468,485	—
Corporate securities	13,892	—	13,892	—
Total securities available for sale	4,369,159	—	4,369,159	—
Mortgage servicing rights	57,351	—	—	57,351
	$5,214,027	$—	$5,156,676	$57,351
Liabilities
Derivative financial instruments	$518,221	$—	$518,221	$—

December 31, 2020:
Assets
Derivative financial instruments	$813,899	$—	$813,899	$—
Loans held for sale	290,467	—	290,467	—
Trading securities	10,674	—	10,674	—
Securities available for sale:
U.S. Government agencies	29,256	—	29,256	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,367,132	—	1,367,132	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	755,551	—	755,551	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	240,108	—	240,108	—
State and municipal obligations	520,039	—	520,039	—
Small Business Administration loan-backed securities	404,884	—	404,884	—
Corporate securities	13,702	—	13,702	—
Total securities available for sale	3,330,672	—	3,330,672	—
Mortgage servicing rights	43,820	—	—	43,820
	$4,489,532	$—	$4,445,712	$43,820
Liabilities
Derivative financial instruments	$804,832	$—	$804,832	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2021. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2021 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2021	$43,820	$—
Servicing assets that resulted from transfers of financial assets	15,496	—
Changes in fair value due to valuation inputs or assumptions	3,243	—
Changes in fair value due to decay	(5,208)	—
Fair value , June 30, 2021	$57,351	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2021.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021:
OREO	$5,039	$—	$—	$5,039
Bank property held for sale	20,237	—	—	20,237
Impaired loans	8,891	—	—	8,891
December 31, 2020:
OREO	$11,914	$—	$—	$11,914
Bank property held for sale	36,006	—	—	36,006
Impaired loans	17,609	—	—	17,609

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			June 30,	December 31,
	Valuation Technique	Unobservable Input	2021	2020
Nonrecurring measurements:
Impaired loans	Discounted appraisals and discounted cash flows	Collateral discounts	7%	5%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	17%	14%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2021 and December 31, 2020. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2021
Financial assets:
Cash and cash equivalents	$6,404,512	$6,404,512	$6,404,512	$—	$—
Trading securities	89,925	89,925	—	89,925	—
Investment securities	5,719,031	5,698,158	160,607	5,537,551	—
Loans held for sale	171,447	171,447	—	171,447	—
Loans, net of allowance for loan losses	23,682,677	23,845,019	—	—	23,845,019
Accrued interest receivable	99,138	99,138	—	16,015	83,123
Mortgage servicing rights	57,351	57,351	—	—	57,351
Interest rate swap - non-designated hedge	516,632	516,632	—	516,632	—
Other derivative financial instruments (mortgage banking related)	9,513	9,513	—	9,513	—
Financial liabilities:
Deposits	33,242,369	33,254,282	—	33,254,282	—
Federal funds purchased and securities sold under agreements to repurchase	862,429	862,429	—	862,429	—
Other borrowings	351,548	350,466	—	350,466	—
Accrued interest payable	4,774	4,774	—	4,774	—
Interest rate swap - non-designated hedge	518,221	518,221	—	518,221	—
Off balance sheet financial instruments:
Commitments to extend credit	—	45,968	—	45,968	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$4,609,255	$4,609,255	$4,609,255	$—	$—
Trading securities	10,674	10,674	—	10,674	—
Investment securities	4,446,657	4,448,300	160,443	4,287,857	—
Loans held for sale	290,467	290,467	—	290,467	—
Loans, net of allowance for loan losses	24,206,825	24,757,859	—	—	24,757,859
Accrued interest receivable	107,601	107,601	—	12,952	94,649
Mortgage servicing rights	43,820	43,820	—	—	43,820
Interest rate swap - non-designated hedge	802,763	802,763	—	802,763	—
Other derivative financial instruments (mortgage banking related)	11,136	11,136	—	11,136	—
Financial liabilities:
Deposits	30,693,882	30,719,416	—	30,719,416	—
Federal funds purchased and securities sold under agreements to repurchase	779,666	779,666	—	779,666	—
Other borrowings	390,179	386,126	—	386,126	—
Accrued interest payable	7,103	7,103	—	7,103	—
Interest rate swap - non-designated hedge	804,832	804,832	—	804,832	—
Off balance sheet financial instruments:
Commitments to extend credit	—	136,726	—	136,726	—

Note 16 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended June 30, 2021
Balance at March 31, 2021	$(151)	$(880)	$—	$(1,031)
Other comprehensive income before reclassifications	—	25,194	—	25,194
Amounts reclassified from accumulated other comprehensive income	—	(27)	—	(27)
Net comprehensive income	—	25,167	—	25,167
Balance at June 30, 2021	$(151)	$24,287	$—	$24,136

Three Months Ended June 30, 2020
Balance at March 31, 2020	$(149)	$43,473	$(33,559)	$9,765
Other comprehensive income (loss) before reclassifications	—	4,842	(3,400)	1,442
Amounts reclassified from accumulated other comprehensive income	—	—	1,532	1,532
Net comprehensive income (loss)	—	4,842	(1,868)	2,974
Balance at June 30, 2020	$(149)	$48,315	$(35,427)	$12,739

Six Months Ended June 30, 2021
Balance at December 31, 2020	$(151)	$47,740	$—	$47,589
Other comprehensive loss before reclassifications	—	(23,426)	—	(23,426)
Amounts reclassified from accumulated other comprehensive income	—	(27)	—	(27)
Net comprehensive loss	—	(23,453)	—	(23,453)
Balance at June 30, 2021	$(151)	$24,287	$—	$24,136

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(149)	$11,922	$(10,756)	$1,017
Other comprehensive income (loss) before reclassifications	—	36,393	(26,766)	9,627
Amounts reclassified from accumulated other comprehensive income	—	—	2,095	2,095
Net comprehensive income (loss)	—	36,393	(24,671)	11,722
Balance at June 30, 2020	$(149)	$48,315	$(35,427)	$12,739

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2021	2020	2021	2020	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$—	$1,964	$—	$2,686	Interest expense
	—	(432)	—	(591)	Provision for income taxes
	—	1,532	—	2,095	Net income
Gains on sales of available for sale securities:
	$(36)	$—	$(36)	$—	Securities gains (losses), net
	9	—	9	—	Provision for income taxes
	(27)	—	(27)	—	Net income
Total reclassifications for the period	$(27)	$1,532	$(27)	$2,095

Note 17 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			June 30, 2021			December 31, 2020
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$16,175	$—	$1,583	$16,439	$—	$2,086

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	9,906,849	516,632	46,982	9,324,359	802,717	46
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	9,915,172	—	469,656	9,324,359	46	802,700

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	170,000	586	—	149,000	119	—
Contracts used to hedge mortgage pipeline	Other Assets	386,500	8,927	—	528,500	11,017	—
Total derivatives		$20,394,696	$526,145	$518,221	$19,342,657	$813,899	$804,832

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We had no cash flow hedges as of June 30, 2021 and December 31, 2020. For more information regarding the fair value of our derivative financial instruments, see Note 17 to these financial statements.

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

Balance Sheet Fair Value Hedge

As of June 30, 2021 and December 31, 2020, the Company maintained loan swaps, with an aggregate notional amount of $16.2 million and $16.4 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. There was no gain or loss recorded on these derivatives the three and six months ended June 30, 2021

Non-designated Hedges of Interest Rate Risk

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2021 and December 31, 2020, the interest rate swaps had an aggregate notional amount of approximately $19.8 billion and $18.6 billion, respectively. At June 30, 2021 the fair value of the interest rate swap derivatives are recorded in other assets at $516.6 million and in other liabilities at $516.6 million for a net liability position of $6,000. At December 31, 2020, the fair value of the interest rate swap derivatives was recorded in other assets at $802.8 million and other liabilities at $802.7 million for a net asset position of $17,000. Changes in the fair market value of these interest rate swaps is recorded through earnings. As of June 30, 2021, we provided $414.5 million of cash collateral on the customer swaps which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). We also provided $443.0 million in investment securities at market value as collateral on the customer swaps which is included in investment securities – available for sale.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At June 30, 2021 and December 31, 2020, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at June 30, 2021, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended June 30, 2021 and 2020.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On June 30, 2021, we had derivative financial instruments outstanding with notional amounts totaling $170.0 million related to MSRs, compared to $149.0 million on December 31, 2020. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $586,000 million at June 30, 2021, compared to a gain of $603,000 at June 30, 2020.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Mortgage loan pipeline	$402,636	$510,730
Expected closures	348,530	411,273
Fair value of mortgage loan pipeline commitments	9,426	15,328
Forward sales commitments	386,500	528,500
Fair value of forward commitments	(500)	(4,311)

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

The following table presents actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2021:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,102,963	12.14%	$1,789,798	7.00%	$1,661,955	6.50%
South State Bank (the Bank)	3,308,073	12.98%	1,784,618	7.00%	1,657,145	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,102,963	12.14%	2,173,326	8.50%	2,045,483	8.00%
South State Bank (the Bank)	3,308,073	12.98%	2,167,036	8.50%	2,039,563	8.00%
Total capital to risk-weighted assets:
Consolidated	3,609,452	14.12%	2,684,696	10.50%	2,556,854	10.00%
South State Bank (the Bank)	3,486,562	13.68%	2,676,927	10.50%	2,549,454	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,102,963	8.13%	1,526,815	4.00%	1,908,518	5.00%
South State Bank (the Bank)	3,308,073	8.69%	1,522,405	4.00%	1,903,006	5.00%
December 31, 2020:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,010,174	11.77%	$1,789,984	7.00%	$1,662,128	6.50%
South State Bank (the Bank)	3,157,098	12.39%	1,784,120	7.00%	1,656,683	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,010,174	11.77%	2,173,552	8.50%	2,045,696	8.00%
South State Bank (the Bank)	3,157,098	12.39%	2,166,432	8.50%	2,038,994	8.00%
Total capital to risk-weighted assets:
Consolidated	3,642,039	14.24%	2,684,976	10.50%	2,557,120	10.00%
South State Bank (the Bank)	3,397,463	13.33%	2,676,180	10.50%	2,548,743	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,010,174	8.27%	1,455,135	4.00%	1,818,919	5.00%
South State Bank (the Bank)	3,157,098	8.71%	1,450,600	4.00%	1,813,250	5.00%

In June 2021, the Company completed the previously announced redemption of $25 million of subordinated debentures and $38.5 million of trust preferred securities that were treated as Tier 2 capital for regulatory capital purposes, resulting in a total reduction of Tier 2 capital of $63.5 million during the period ending June 30, 2021. As of June 30, 2021 and December 31, 2020, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.6 billion at June 30, 2021 and December 31, 2020. The Company added $15.8 million in goodwill related to the DWI acquisition in the first quarter of 2021. The Company made subsequent fair value adjustments related to the CSFL merger in the second quarter of 2021 that increased goodwill by $1.3 million.

The Company last completed its annual valuation of the carrying value of its goodwill as of April 30, 2020. We updated this analysis as of November 30, 2020. We determined that no impairment charge was necessary for each period end. During the second quarter of 2021, we changed our annual goodwill valuation date to October 31 each year in order for the valuation to be closer to our year end audit date. We will continue to monitor the impact of the COVID-19 pandemic on the Company’ business, operating results, cash flows and/or financial condition.

Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Gross carrying amount	$258,532	$258,554
Accumulated amortization	(113,406)	(95,962)
	$145,126	$162,592

Amortization expense totaled $9.0 million and $18.1 million, for the three and six months ended June 30, 2021, compared to $4.7 million and $7.7 million for the three and six months ended June 30, 2020.  The increase compared to the three and six months ended June 30, 2020 was due to the intangibles added from the CSFL merger in the second quarter of 2020.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
September 30,2021	$8,201
December 31,2022	8,200
March 31,2022	7,931
June 30,2022	7,666
September 30,2022	7,230
Thereafter	105,898
$145,126

Note 20 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of June 30, 2021 and December 31, 2020, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $5.8 billion and $5.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during the three and six months ended June 30, 2021 and June 30, 2020 were $3.5 million, $6.8 million, $2.1 million and $4.2 million, respectively. Servicing fees are recorded in mortgage banking income in our Condensed Consolidated Statements of Income.

At June 30, 2021 and December 31, 2020, MSRs were $57.4 million and $43.8 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Condensed Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2021 and June 30, 2020 were losses of $2.2 million and gains of $5.9 million, compared with losses of $5.2 million and $10.1 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Increase (decrease) in fair value of MSRs	$(2,192)	$(5,179)	$5,883	$(10,098)
Decay of MSRs	(3,288)	(1,994)	(7,849)	(3,198)
Loss related to derivatives	2,802	689	(3,601)	10,296
Net effect on statements of income	$(2,678)	$(6,484)	$(5,567)	$(3,000)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	June 30,		December 31,
(Dollars in thousands)	2021		2020
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.9%		99.9%
Adjustable-rate mortgage loans	0.1%		0.1%
Total	100.0%		100.0%
Weighted average life	6.95	years	6.10	years
Constant Prepayment rate (CPR)	9.4%		12.3%
Weighted average discount rate	9.0%		9.0%
Effect on fair value due to change in interest rates
25 basis point increase	$3,798		$2,744
50 basis point increase	7,363		5,520
25 basis point decrease	(4,141)		(2,497)
50 basis point decrease	(8,096)		(4,114)

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

Custodial escrow balances maintained in connection with the loan servicing were $54.7 million and $26.6 million at June 30, 2021 and December 31, 2020, respectively.

Whole loan sales were $974.8 million and $1.7 billion for the three and six months ended June 30, 2021, compared to $489.3 million and $717.6 million for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, $767.2 million and $1.4 billion, or 78.7% and 79.4% were sold with the servicing rights retained by the Company, compared to $412.4 million and $606.9 million, or 84.3% and 84.6%, for the three and six months ended June 30, 2020.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $171.4 million and $290.5 million at June 30, 2021 and December 31, 2020, respectively.

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

At June 30, 2021 and December 31, 2020, our repurchase agreements totaled $376.3 million and $394.9 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2021 and December 31, 2020. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $466.5 million and $515.9 million at June 30, 2021 and December 31, 2020, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 — Stock Repurchase Program

On January 27, 2021, the Company’s Board of Directors approved a stock repurchase program (“2021 Stock Repurchase Plan”) authorizing the Company to repurchase up to 3,500,000 of the Company’s common shares. During the second quarter of 2021, the Company repurchased a total of 700,000 shares at a weighted average price of $85.94 per share pursuant to the 2021 Stock Repurchase Plan.

Note 23 — Subsequent Events

On July 23, 2021, the Company and Atlantic Capital Bancshares, Inc., a Georgia corporation (“Atlantic Capital”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Atlantic Capital will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger (the “Surviving Entity”). Immediately following the Merger, Atlantic Capital’s wholly owned banking subsidiary, Atlantic Capital Bank, N.A. will merge with and into the Company’s wholly owned banking subsidiary, South State Bank, N.A. (the “Bank Merger”), which will continue as the surviving bank in the Bank Merger (the “Surviving Bank”). The Merger Agreement was unanimously approved by the Board of Directors of the Company and Atlantic Capital, and is subject to the approval by Atlantic Capital’s shareholders, as well as regulatory approvals and other customary closing conditions. Under the terms of the Merger Agreement, shareholders of Atlantic Capital will receive 0.36 shares of the Company’s common stock for each share of Atlantic Capital common stock they own. The transaction is expected to close during the first quarter of 2022. At June 30, 2021, Atlantic Capital reported $3.8 billion in total assets, $2.3 billion in loans and $3.3 billion in deposits.

On July 28, 2021, the Company announced that the Board of Directors of the Company increased its quarterly cash dividend on its common stock from $0.47 per share to $0.49 per share. The dividend is payable on August 19, 2021 to shareholders of record as of August 12, 2021.

As of August 5, 2021, the Company repurchased an additional 353,403 shares of the Company’s common stock pursuant to the 2021 Stock Repurchase Plan at a weighted average price of $76.17 per share. Total stock repurchases to date equal 1,053,403 shares at a weighted average price of $82.66 per share. The Company may repurchase up to an additional 2.4 million shares of common stock under the 2021 Stock Repurchase Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2020. Results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “South State,” the “Company” “we,” “us,” “our” or similar references mean South State Corporation and its consolidated subsidiaries. References to the “Bank” means South State Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

Overview

South State Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates South State Advisory, Inc., a wholly owned registered investment advisor. The Bank also operates Duncan-Williams, Inc. (“Duncan-Williams”), which it acquired on February 1, 2021. Duncan-Williams is a registered broker-dealer, headquartered in Memphis, Tennessee, that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code and R4ALL, Inc., which manages a troubled loan purchased from the Bank.

At June 30, 2021, we had approximately $40.4 billion in assets and 5,203 full-time equivalent employees.  Through our Bank branches, ATMs and online banking platforms, we provide our customers with a full range of commercial and consumer loan and deposit products through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia.  Through Corporate Billing, we provide factoring, invoicing, collection and accounts receivable management services nationwide.  We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia.  This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services.  The correspondent banking and capital markets division was further expanded with the addition of Duncan-Williams on February 1, 2021.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 and also analyzes our financial condition as of June 30, 2021 as compared to December 31, 2020. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

As of June 30, 2021, we have deferrals of $120 million, or 0.53%, of our total loan portfolio, excluding loans held for sale and Paycheck Protection Program (“PPP”) loans. For commercial loans, the standard deferral was 90 days for both principal and interest, 120 days of principal only payments or 180 days of interest only payments. We have actively reached out to our customers to provide guidance and direction on these deferrals. In terms of available lines of credit, the Company has not experienced an increase in borrowers drawing down on their lines.

Also, we have extended credit to both customers and non-customers related to the PPP. As of June 30, 2021, we have produced approximately 28,000 loans totaling approximately $3.2 billion through the PPP. While deferrals have been decreasing materially since the third quarter of 2020, given the fluidity of the pandemic and the risk there may be new lockdowns or restrictions on business activities to slow the spread of the virus, there is no guarantee that some loans not currently on deferral might return to deferral status.

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

We are continuously monitoring the impact of the COVID-19 pandemic on our results of operations and financial condition. With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating its ACL for loans, investments, unfunded commitments and other financial assets. As a result of the new accounting standard, the Company changed its method for calculating its ACL for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies, Note 7 – Allowance for Credit Losses, and the caption “Allowance for Credit Losses” in the MD&A section of this Quarterly Report on Form 10-Q for further details. We also adjust our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses. At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold, as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

We also are monitoring the impact of the COVID-19 pandemic on the valuation of goodwill. Additional detail in regards to the goodwill analysis is disclosed below under the “Goodwill and Other Intangible Assets” section under “Critical Accounting Policies”.

Atlantic Capital Bancshares, Inc. Proposed Merger

On July 23, 2021, South State and Atlantic Capital announced the two companies had entered into a Merger Agreement, upon the terms and subject to the conditions set forth in the Merger Agreement, whereby Atlantic Capital will merge with and into South State, with South State continuing as the surviving entity.  The Merger Agreement was unanimously approved by the Board of Directors of the Company and Atlantic Capital, and is subject to the approval by Atlantic Capital’s shareholders, as well as regulatory approvals and other customary closing conditions.

Under the terms of the Merger Agreement, shareholders of Atlantic Capital will receive 0.36 shares of South State’s common stock for each share of Atlantic Capital common stock they own.  The transaction is expected to close during the first quarter of 2022.  At June 30, 2021, Atlantic Capital reported $3.8 billion in total assets, $2.3 billion in loans and $3.3 billion in deposits.

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

Allowance for Credit Losses or ACL

The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Due to the Merger between the Company and CSFL, effective June 7, 2020, Management adopted one combined methodology during the third quarter of 2020. Management used the one systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects Management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for Management’s current estimate of expected credit losses. See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7 — Allowance for Credit Losses in this Quarterly Report on Form 10-Q, and “Allowance for Credit Losses” in this MD&A.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of June 30, 2021 and December 31, 2020, the balance of goodwill was $1.6 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

During the second quarter of 2021, we changed the annual impairment date to October 31; however, our most recent evaluation of goodwill was performed as of November 30, 2020, and after considering the effects of COVID-19 on the economy, we determined that no impairment charge was necessary. Our stock price has historically traded above its book value, however, our stock price fell below book value and remained below book value through much of 2020 in reaction to the COVID-19 pandemic, which affected stock prices of companies in almost all industries. In November 2020, our stock price rose back above book value as the economy slowly began to recover and there was positive news on vaccines for COVID-19. Our stock price closed on December 31, 2020 at $72.30. Our stock price has continued to trade above book value and tangible book value in the first and second quarters of 2021. Our stock price closed on June 30, 2021 at $81.76, which was above book value of $67.60 and tangible book value of $43.07. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition. If the COVID-19 pandemic continues, the economy deteriorates and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

Core deposit intangibles and client list intangibles consist primarily of amortizing assets established during the acquisition of other banks. This includes whole bank acquisitions and the acquisition of certain assets and liabilities from other financial institutions. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the correspondent banking and wealth and trust management business. These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available-for-sale securities, ACL, write downs of OREO properties, bank properties held for sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Deferred tax assets as of June 30, 2021 were $36.7 million which was down from $110.9 as of December 31, 2020. The decrease in deferred tax assets during the first six months of 2021 was mostly attributable to a decrease in the fair value of loans and securities, as well as the release of allowance for credit losses recorded during the period.

The Company and its subsidiaries file a consolidated federal income tax return.  Additionally, income tax returns are filed by the Company or its subsidiaries in Alabama, California, Colorado, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, New York, New York City and Virginia.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at June 30, 2021 or 2020.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. Prior to the merger with CSFL, we classified former branch sites as held for sale OREO. During the second quarter of 2020 and with the merger with CSFL, the Company elected to reclassify these assets as bank property held for sale and report on a separate line within the balance sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources and adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Statements of Net Income. Subsequent adjustments to this value are described below in the following paragraph.

We report subsequent declines in the fair value of OREO and bank properties held for sale below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of these properties, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, Management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of these properties. Management reviews the value of these properties periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations, as well as gains or losses on sales and any subsequent adjustments to the value, are recorded as OREO and Loan Related expense, a component of Noninterest Expense in the Statements of Net Income.

Results of Operations

Overview

We reported consolidated net income of $99.0 million, or diluted earnings per share (“EPS”) of $1.39, for the second quarter of 2021 as compared to consolidated net loss of ($84.9) million, or diluted EPS of ($1.96), in the comparable period of 2020, a 216.5% increase in consolidated net income and a 170.9% increase in diluted EPS. The $183.9 million increase in consolidated net income was the net result of the following items:

●	An $87.0 million increase in interest income, resulting primarily from a $49.4 million increase in interest income from acquired loans, a $28.6 million increase in interest income on non-acquired loans and a $7.6 million increase in interest income from investment securities. Interest income on acquired loans increased due to the $5.3 billion increase in the average acquired loan balance during the second quarter of 2021, which was due to the CSFL merger completed on June 8, 2020, compared to the same period in the prior year. The increase in the average acquired loan balance was partially offset by a decline in the yield on acquired loans of 68 basis points compared to the same period in the prior year. Non-acquired loan interest income increased due to the $3.3 billion increase in the average non-acquired loan balance, although the yield declined by 10 basis points. Investment interest income increased due to the $3.1 billion increase in the average balance which was partially offset by a decline of 68 basis points in the yield. The yield declined in both loans and investments compared to the second quarter of 2020 due to the falling interest rate environment;
●	A $3.6 million decrease in interest expense, which resulted from a decline in the cost of interest-bearing liabilities of 28 basis points. The effects from the decline in cost were partially offset by an increase in the average balance of interest-bearing liabilities of $9.3 billion as a result of the merger with CSFL and deposit growth due to government stimulus. The decrease in the cost of interest-bearing liabilities was due to a falling interest rate environment as the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic. The second quarter of 2021 reflects the full impact of these actions and the Company’s move to reduce the interest rates paid on deposits;
●	A $210.3 million decrease in the provision for credit losses, as the Company recorded a release of the allowance for credit losses of $58.8 million in the second quarter of 2021 while recording a provision for credit losses of $151.5 million in the second quarter of 2020. The Company recorded higher provision for credit losses in the second quarter of 2020 due to the provision for credit losses on Non-PCD loans and unfunded commitments acquired from CSFL of $119.0 million (i.e. the impact of the adoption of CECL on Non-PCD acquired loans) and due to the higher provision for credit losses on non-acquired loans, which was the result of forecasted losses taking into consideration the impact of the COVID-19 pandemic on the overall loan portfolio. In the second quarter of 2021, with the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company released some of this allowance for credit losses based on improvements in economic forecasts;
●	A $24.7 million increase in noninterest income, which resulted primarily from the impact of the CSFL merger completed in the second quarter of 2020. The largest increases were from a $15.8 million increase in correspondent banking and capital market income, a $7.3 million increase in fees on deposit accounts and a $7.2 million increase in other noninterest income driven by income from SBA loans and bank owned life insurance. These increases were partially offset by a decline in mortgage banking income of $8.3 million (See Noninterest Income section on page 61 for further discussion);
●	An $88.3 million increase in noninterest expense, which resulted primarily from the impact of the CSFL merger completed in the second quarter of 2020. The largest increases were from salary and employee benefits which totaled $55.7 million, extinguishment of debt cost of $11.7 million which occurred in the second quarter of 2021, occupancy expense of $6.9 million, information services expense of $6.9 million and amortization of intangibles of $4.3 million. These increases were partially offset by a decline in merger and branch consolidation expense of $7.3 million (See Noninterest Expense section on page 63 for further discussion); and
●	A $53.3 million increase in the provision for income taxes. This increase was primarily due to the change in pretax book income (loss) between the two quarters. The Company recorded a pretax book loss of $109.7 million in the second quarter of 2020 primarily due to merger costs and provision for credit losses associated with the merger with CSFL. The Company recorded pretax book income of $127.6 million in the second quarter of 2021. Our effective tax rate was 22.42% for the three months ended June 30, 2021 compared to 22.56% for the three months ended June 30, 2020.

Our quarterly efficiency ratio declined slightly to 76.3% in the second quarter of 2021 compared to 78.4% in the second quarter of 2020. The decrease in the efficiency ratio compared to the second quarter of 2020 was the result of a 49.3% increase in noninterest expense (excluding amortization of intangibles) being less than the 53.4% increase in the total of tax-equivalent (“TE”) net interest income and noninterest income. The elevated efficiency ratios for the three months ended June 30, 2021 and 2020 are due to the one-time expenses that occurred in each quarter. In the second quarter of 2021, total expense included merger and branch consolidation expense of $33.0 million and extinguishment of debt cost of $11.7 million. In the second quarter of 2020, total expense included merger and branch consolidation expense of $43.0 million.

Diluted and basic EPS were $1.39 and $1.40, respectively, for the second quarter of 2021, compared to a loss of ($1.96) for both diluted and basic EPS for the second quarter of 2020. The increase of 216.5% in net income in the second quarter of 2021 was greater than the increase in average common shares of 63.6% compared to the same period in 2020. The second quarter of 2021 includes the effect of net income from CSFL for the entire quarter while the second quarter of 2020 includes a partial month. The weighted average common shares increased to 70.9 million shares, or 63.6%, due to the merger with CSFL compared to 43.3 million weighted average shares outstanding during the quarter ended June 30, 2020. The Company issued 37.3 million shares as a result of the merger with CSFL during the second quarter of 2020.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Return on average assets (annualized)	1.00%	(1.49)%	1.27%	(0.63)%
Return on average equity (annualized)	8.38%	(11.78)%	10.52%	(4.67)%
Return on average tangible equity (annualized)*	14.12%	(19.71)%	17.59%	(7.52)%
Dividend payout ratio **	33.65%	N/M	27.12%	N/M
Equity to assets ratio	11.78%	11.91%	11.78%	11.91%
Average shareholders’ equity	$4,739,241	$2,900,443	$4,713,339	$2,618,395

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

●	For the three and six months ended June 30, 2021, both return on average assets and return on average tangible equity increased compared to the same periods in 2020. These increases were primarily due to the increase in net income of $183.9 million and $306.7 million, or 216.5% and 504.3%, respectively. For the three and six months ended June 30, 2020, the Company reported net loss primarily as a result of the provision for credit losses recorded for the non-PCD loan portfolio and unfunded commitments acquired through the CSFL merger completed in the second quarter of 2020. For the three and six months ended June 30, 2021, the net income excluding amortization of intangibles increased $187.2 million and $315.1 million, respectively, compared to the same periods in 2020.
●	Equity to assets ratio was 11.78%, a decrease from 11.91% at June 30, 2020. The decrease from the comparable period in 2020 was due to the increase in total assets of 7.0% being greater than the increase in equity of 5.9%. Both the increase in assets and equity were primarily due to organic growth and combined earnings post-merger.
●	Dividend payout ratio was 33.65% and 27.12% for the three and six months ended June 30, 2021, respectively. The dividend payout ratio is calculated by dividing total dividends paid during the quarter and year-to-date by the total net income reported for the same period.

Net Interest Income and Margin

Non-TE net interest income increased $90.6 million, or 55.7%, to $253.1 million in the second quarter of 2021 compared to $162.6 million in the same period in 2020. Interest earning assets averaged $35.6 billion during the three months period ended June 30, 2021 compared to $20.3 billion for the same period in 2020, an increase of $15.4 billion, or 75.9%. Interest bearing liabilities averaged $23.1 billion during the three months period ended June 30, 2021 compared to $13.8 billion for the same period in 2020, an increase of $9.4 billion, or 67.9%. Some key highlights are outlined below:

●	Higher interest income by $87.0 million with increased interest income from acquired loans, non-acquired loans and investment securities by $49.4 million, $28.6 million and $7.6 million, respectively, due to increases in average balances, which were $5.3 billion, $3.3 billion and $3.1 billion, respectively. The average balance of acquired loans increased primarily due to the acquired loans from the merger with CSFL, which were only outstanding for 23 days in the second quarter of 2020 resulting a lower average acquired loan balance for the second quarter of 2020. The average balance of our non-acquired loan portfolio increased primarily through organic growth. The average balance of investment securities increased as a result of the Company’s decision to increase the investment portfolio due to the excess liquidity and the inclusion of securities acquired in the CSFL merger.
●	Lower interest expense by $3.6 million due to the continuous lower rate environment in the second quarter of 2021, compared to the same period in 2020 as the average cost of funds, including demand deposits, declined by 20 basis points. The decline in cost of funds was partially offset by an increase in the average balances for interest-bearing liabilities of $9.4 million, which was driven by an increase in average interest-bearing deposits of $9.7 billion for the second quarter of 2021 compared to the same period in 2020. Assumed interest-bearing deposits of $10.3 billion from the merger with CSFL were only outstanding for 23 days in the second quarter of 2020 resulting a lower average balance of interest-bearing deposits for the second quarter of 2020.
●	Non-TE yield on interest-earning assets for the second quarter of 2021 decreased 57 basis points to 3.01% from the comparable period in 2020. The decline in yield on interest-earning assets was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve in March 2020, as well as a change in the asset mix as lower yielding federal funds sold, reverse repos and other interest-bearing deposits increased $3.6 billion in the second quarter of 2021 compared to the same period in 2020 in addition to a 22 basis points reduction in the yield on loans held for investment.
●	The average cost of interest-bearing liabilities for the second quarter of 2021 decreased 28 basis points from the same period in 2020. This decrease occurred in all deposit categories of funding as the interest rate environment remained low during the second quarter of 2021. Our overall cost of funds, including noninterest-bearing deposits, was 0.17% for the three months ended June 30, 2021 compared to 0.37% for the three months ended June 30, 2020.
●	The Non-TE net interest margin decreased by 38 basis points and the TE net interest margin decreased by 37 basis points in the second quarter of 2021 compared to the same quarter of 2020 due to the decline in the yield on interest earning assets of 57 basis points, which was only partially offset by the lower cost of interest-bearing liabilities of 28 basis points.

The tables below summarize the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2021 and 2020 and net interest margin on a tax equivalent basis.

	Three Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold, reverse repo, and time deposits	$ 5,670,674	$ 1,350	0.10%	$ 2,033,910	$ 432	0.09%
Investment securities (taxable) (1)	4,825,832	17,347	1.44%	2,109,609	10,920	2.08%
Investment securities (tax-exempt)	546,153	2,667	1.96%	197,862	1,505	3.06%
Loans held for sale	281,547	1,977	2.82%	203,267	1,498	2.96%
Acquired loans, net	10,564,735	115,937	4.40%	5,270,857	66,561	5.08%
Non-acquired loans	13,742,664	128,263	3.74%	10,446,530	99,648	3.84%
Total interest-earning assets	35,631,605	267,541	3.01%	20,262,035	180,564	3.58%
Noninterest-Earning Assets:
Cash and due from banks	478,298			285,989
Other assets	4,128,583			2,564,844
Allowance for non-acquired loan losses	(405,734)			(213,943)
Total noninterest-earning assets	4,201,147			2,636,890
Total Assets	$ 39,832,752			$ 22,898,925

Interest-Bearing Liabilities:
Transaction and money market accounts	$ 15,453,940	$ 4,513	0.12%	$ 8,132,276	$ 5,096	0.25%
Savings deposits	2,995,871	453	0.06%	1,699,377	336	0.08%
Certificates and other time deposits	3,408,778	4,571	0.54%	2,321,684	7,192	1.25%
Federal funds purchased and repurchase agreements	914,641	323	0.14%	415,304	391	0.38%
Corporate and subordinated debentures	368,622	4,548	4.95%	188,062	1,971	4.22%
Other borrowings	275	3	4.38%	1,028,822	3,021	1.18%
Total interest-bearing liabilities	23,142,127	14,411	0.25%	13,785,525	18,007	0.53%
Noninterest-Bearing Liabilities:
Demand deposits	11,037,617			5,586,817
Other liabilities	913,767			626,140
Total noninterest-bearing liabilities ("Non-IBL")	11,951,384			6,212,957
Shareholders' equity	4,739,241			2,900,443
Total Non-IBL and shareholders' equity	16,690,625			9,113,400
Total Liabilities and Shareholders' Equity	$ 39,832,752			$ 22,898,925

Net Interest Income and Margin (Non-Tax Equivalent)		$ 253,130	2.85%		$ 162,557	3.23%
Net Interest Margin (Tax Equivalent)			2.87%			3.24%

Total Deposit Cost (without debt and other borrowings)			0.12%			0.29%
Overall Cost of Funds (including demand deposits)			0.17%			0.37%

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold, reverse repo, and time deposits	$ 5,216,717	$ 2,339	0.09%	$ 1,286,110	$ 1,884	0.29%
Investment securities (taxable) (1)	4,518,471	32,755	1.46%	1,996,068	22,835	2.30%
Investment securities (tax-exempt)	511,001	4,779	1.89%	169,031	2,904	3.45%
Loans held for sale	290,210	3,969	2.76%	122,539	1,829	3.00%
Acquired loans, net	11,163,517	250,699	4.53%	3,643,249	102,359	5.65%
Non-acquired loans	13,235,717	251,476	3.83%	9,935,357	196,553	3.98%
Total interest-earning assets	34,935,633	546,017	3.15%	17,152,354	328,364	3.85%
Noninterest-Earning Assets:
Cash and due from banks	429,259			264,954
Other assets	4,109,765			2,219,190
Allowance for non-acquired loan losses	(431,191)			(160,569)
Total noninterest-earning assets	4,107,833			2,323,575
Total Assets	$ 39,043,466			$ 19,475,929

Interest-Bearing Liabilities:
Transaction and money market accounts	$ 15,068,237	$ 9,901	0.13%	$ 7,054,524	$ 12,778	0.36%
Savings deposits	2,888,712	887	0.06%	1,513,955	986	0.13%
Certificates and other time deposits	3,540,069	10,007	0.57%	1,979,835	13,297	1.35%
Federal funds purchased and repurchase agreements	883,631	673	0.15%	371,838	1,006	0.54%
Corporate and subordinated debentures	379,274	9,418	5.01%	151,981	3,162	4.18%
Other borrowings	138	3	4.38%	900,176	6,564	1.47%
Total interest-bearing liabilities	22,760,061	30,889	0.27%	11,972,309	37,793	0.63%
Noninterest-Bearing Liabilities:
Demand deposits	10,543,604			4,429,092
Other liabilities	1,026,462			456,133
Total noninterest-bearing liabilities ("Non-IBL")	11,570,066			4,885,225
Shareholders' equity	4,713,339			2,618,395
Total Non-IBL and shareholders' equity	16,283,405			7,503,620
Total Liabilities and Shareholders' Equity	$ 39,043,466			$ 19,475,929

Net Interest Income and Margin (Non-Tax Equivalent)		$ 515,128	2.97%		$ 290,571	3.41%
Net Interest Margin (Tax Equivalent)			2.99%			3.42%

Total deposit cost ( without debt and other borrowings)			0.13%			0.36%
Overall Cost of Funds (including demand deposits)			0.19%			0.46%
(1)	Investment securities (taxable) include trading securities.

Investment Securities

Interest earned on investment securities was higher in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. This is a result of the Bank carrying a higher average balance in investment securities in 2021 compared to the same periods in 2020. The average balance of investment securities for the three and six months ended June 30, 2021 increased $3.1 billion and $2.9 billion, respectively, from the comparable period in 2020. With the excess liquidity from the growth in deposits during 2020 and the first six months of 2021, the Bank used a portion of the excess funds to strategically increase the size of its investment securities. The increase in the average balance was also due to the acquired investment portfolio of $1.2 billion from the merger with CSFL. The acquired portfolio was only outstanding for 23 days in the three and six months ended June 30, 2020. The yield on the investment securities declined 67 basis points and 89 basis points, respectively, during the three and six months ended June 30, 2021 compared to the same periods in 2020. The decline in the yield was due to the falling interest rate environment resulting from the drop in the federal funds rate made by the Federal Reserve in March 2020 and the impact of this reduction on overall interest rates. The securities purchased during the last quarter of 2020 and the first six months of 2021 have a lower interest rate than the existing portfolio.

Loans

Interest earned on loans held for investment increased $78.0 million to $244.2 million and $203.3 million to $502.2 million, respectively, in the three and six months ended June 30, 2021 from the comparable periods in 2020. Interest earned on loans held for investment included loan accretion income recognized during the three and six months ended June 30, 2021 of $6.3 million and $16.7 million, respectively, and $10.1 million and $21.0 million during the three and six months ended June 30, 2020, respectively, a decrease of $3.8 million between the comparable quarters and a decrease of $4.3 million between the two six-month periods ended. Some key highlights for the quarter ended June 30, 2021 are outlined below:

●	Our non-TE yield on total loans decreased 22 basis points in the second quarter of 2021 compared to the same period in 2020 while average total loans increased $8.6 billion or 54.7%, in the second quarter of 2021, as compared to the same period in 2020. The increase in average total loans was the result of 100.4% growth in the average acquired loan portfolio and 31.6% growth in the average non-acquired loan portfolio. The growth in the acquired loan portfolio was due to the addition of $13.0 billion in loans from the merger with CSFL, which were only outstanding for 23 days during the second quarter of 2020. The growth in the non-acquired loan portfolio was due to normal organic growth and PPP loans.
●	The yield on the acquired loan portfolio decreased from 5.08% in the second quarter of 2020 to 4.40% in the same period in 2021 while interest income increased by $49.4 million. For the acquired loans, the average balance increased by $5.3 billion due to the loans acquired in the merger with CSFL in June 2020, causing interest income on acquired loans to increase. The yield on acquired loans decreased by 68 basis points due to the overall lower rate environment along with the decline in loan accretion income of $3.8 million during the second quarter of 2021 compared to the same period in 2020.
●	The yield on the non-acquired loan portfolio decreased from 3.84% in the second quarter of 2020 to 3.74% in the same period in 2021 while interest income increased by $28.6 million. For the non-acquired loans, the average balance increased by $3.3 billion primarily through organic loan growth and PPP loans, causing interest income on non-acquired loans to increase. The yield on non-acquired loans declined by 10 basis points due to the continuous low interest rate environment. The most recent rate change by the Federal Reserve was the federal funds target rate which dropped by 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. This effectively decreased the Prime Rate, the rate used in pricing a majority of our new originated loans.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $9.4 billion, or 67.9%, in the second quarter of 2021 compared to the same period in 2020. Overall cost of funds, including demand deposits, decreased by 20 basis points to 0.17% in the second quarter of 2021, compared to the same period in 2020. Some key highlights for the quarter ended June 30, 2021 compared to the same period in 2020 include:

●	Increase in interest-bearing deposits average balance of $9.7 billion, an increase in federal funds purchased and repurchase agreements of $499.3 million, and an increase in corporate and subordinated debt of $180.6 million. These increases were slightly offset by a decrease in other borrowings of $1.0 billion.
●	Increase in average interest-bearing deposits is due to the assumption of $10.3 billion in interest-bearing deposits from the CSFL merger during the second quarter of 2020. The increase in average federal funds purchased and repurchase agreements, average corporate and subordinated debt and other borrowings was also due to borrowings assumed in the merger with CSFL. The Company assumed $401.5 million in federal funds purchased and repurchase agreements and $271.5 million in subordinated debt and trust preferred debt from the merger in the second quarter of 2020. The decline in average other borrowings, consisting mostly of FHLB advances, was due to the Company making the strategic decision to payoff these borrowings in the fourth quarter of 2020. In June 2021, the Company redeemed $63.5 million of subordinated debentures and trust preferred securities assumed from the CSFL merger. The Company will begin to see a reduction in interest expense related to corporate and subordinated debentures beginning in the third quarter of 2021.
●	The decline in interest expense of $3.6 million in the second quarter of 2021 compared to the same period in 2020 was driven by lower cost on interest bearing deposits and federal funds purchased and repurchase agreements. The cost of interest-bearing deposits was 0.18% for the second quarter of 2021 compared to 0.42% for the same period in 2020 while the cost on federal funds purchased and repurchase agreements was 0.14% for the second quarter of 2021 compared to 0.38% for the same period in 2020. The decline in cost related to deposits and federal funds purchased and repurchase agreements was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve in March 2020. These changes resulted in a 28 basis point decrease in the average rate on all interest-bearing liabilities from 0.53% to 0.25% for the three months ended June 30, 2021. This decline in costs was partially offset by an increase in the cost on the corporate and subordinated debt of 73 basis points due to the debt acquired in the CSFL merger in the second quarter of 2020 having a higher cost than the legacy SSB debt. As mentioned above, the Company redeemed $63.5 million of subordinated debentures and trust preferred securities in June 2021, which were previously assumed from the CSFL merger.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $5.5 billion, or 97.6%, to $11.0 billion in the second quarter of 2021 compared to $5.6 billion during the same period in 2020. The increase in average noninterest-bearing deposits was mainly due to the noninterest-bearing deposits of $5.3 billion assumed from the merger with CSFL in June 2020. The completion of the merger with CSFL was on June 7th, 2020. As a result, for the second quarter of 2020, the assumed noninterest-bearing deposits from the merger with CSFL were only outstanding for 23 days, which lead to a lower average balance compared to the period-end balance at June 30, 2020.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended June 30, 2021 and 2020, noninterest income comprised 23.8%, and 25.1%, respectively, of total net interest income and noninterest income. For the six months ended June 30, 2021 and 2020, noninterest income comprised 25.4%, and 25.3%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service charges on deposit accounts	$14,806	$10,115	$30,900	$22,419
Debit, prepaid, ATM and merchant card related income	9,130	6,564	18,318	12,401
Mortgage banking income	10,115	18,371	36,995	33,018
Trust and investment services income	9,733	7,138	18,311	14,527
Correspondent banking and capital market income	25,877	10,067	54,625	10,560
Securities gains, net	36	—	36	—
Bank owned life insurance income	5,047	1,381	8,347	3,911
Other	4,276	711	7,773	1,643
Total noninterest income	$79,020	$54,347	$175,305	$98,479

Noninterest income increased by $24.7 million, or 45.4%, during the second quarter of 2021 compared to the same period in 2020. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in the second quarter of 2021 by $4.7 million, or 46.4%, than the same quarter in 2020, due primarily to the increase in customers and activity through the merger with CSFL during the second quarter of 2020. The increase in service charges on deposit accounts was mainly driven by an increase in service charge maintenance fees on checking accounts and an increase in net NSF income.
●	Debit, prepaid, ATM and merchant card related income was higher by $2.6 million, or 39.1%, in the second quarter of 2021 by the same quarter in 2020. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card, credit card sales incentive and merchant card income.
●	Mortgage banking income decreased by $8.3 million, or 44.9%, during the current quarter compared to the same period prior year, which was comprised of $13.5 million, or 59.4%, decrease from mortgage income in the secondary market, partially offset by a $5.2 million, or 119.7%, increase from mortgage servicing related income, net of the hedge. During the current quarter, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market compared to the previous quarter, which resulted in a decrease in mortgage income from the secondary market. During the second quarter of 2021, mortgage income from the secondary market comprised of a $17.5 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades. This decrease was offset by a $4.0 million increase in the gain on sale of mortgage loans to $20.5 million in the second quarter of 2021, which is net of the increase in commission expense related to mortgage production of $5.0 million to $7.5 million in the second quarter of 2021. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. The increase in mortgage servicing related income, net of the hedge in the second quarter of 2021 was due to a $3.8 million increase in the change in fair value of the MSR including decay along with a $1.4 million increase from servicing fee income. The increase in fair value of the MSR is due to an increase in mortgage rates from the second quarter of 2020 and the increase in the servicing fee income is due to the increase in size of the servicing portfolio.
●	Correspondent banking and capital markets income for the second quarter of 2021 increased by $15.8 million from the second quarter of 2020. The merger with CSFL which was completed in the second quarter of 2020 and the acquisition of Duncan-Williams on February 1, 2021 resulted in the significant increase in correspondent banking and capital markets income. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Bank owned life insurance income increased $3.7 million, or 265.6%, in the second quarter of 2021 compared to the same quarter in 2020. This increase was due the acquisition of $333.1 million in bank owned life insurance in the merger with CSFL during the second quarter of 2020 along with the purchase of $206.0 million of new policies in April 2021.
●	Other income increased by $3.6 million due to the merger with CSFL in the second quarter of 2020. This increase was mainly due to increases in SBA loan servicing fees and gains on sale of SBA loans of $2.9 million.

Noninterest income increased by $76.8 million, or 78.0%, during the six months ended June 30, 2021 compared to the same period in 2020. This change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2021 by $8.5 million, or 37.8%, than 2020, due primarily to the increase in customers and activity through the merger with CSFL during the second quarter of 2020. The increase in service charges on deposit accounts was mainly driven by an increase in service charge maintenance fees on checking and savings accounts, in net NSF and AOP income and in fees related to wire transfers.
●	Debit, prepaid, ATM and merchant card related income was higher by $5.9 million, or 47.7%, in 2021 compared to 2020. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card, credit card sales incentive, ATM and merchant card income due to the increase in activity related to the merger with CSFL in the second quarter of 2020.
●	Mortgage banking income increased by $4.0 million, or 12.0%, which was comprised of $4.0 million, or 12.6%, increase from mortgage income in the secondary market, partially offset by a $46,000, or 3.8%, decrease from mortgage servicing related income, net of the hedge. The increase in mortgage income from the secondary market in 2021 comprised of a $26.0 million increase in the gain on sale of mortgage loans to $47.2 million in the second quarter of 2021, which is net of the increase in commission expense related to mortgage production of $11.5 million to $15.7 million in 2021. This increase was offset by a $22.0 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades. The slight decrease in mortgage servicing related income, net of the hedge in 2021 was due to a $2.6 million decrease in the change in fair value of the MSR including decay partially offset by a $2.5 million increase from servicing fee income.
●	Correspondent banking and capital markets income for 2021 increased by $44.1 million from 2020. The merger with CSFL, which was completed in the second quarter of 2020 and the acquisition of Duncan-Williams on February 1, 2021 resulted in the significant increase in correspondent banking and capital markets income. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Trust and investment services income increased $3.8 million, or 26.0%, in 2021 compared to 2020. The increase in business through the merger with CSFL which was completed in the second quarter of 2020 resulted in the increase in income.
●	Bank owned life insurance income increased $4.4 million, or 113.4%, in 2021 compared to 2020. This increase was due to an increase in the cash surrender value of $5.4 million on $333.1 million of bank owned life insurance acquired in the merger with CSFL during the second quarter of 2020, along with the purchase of $206.0 million of policies in April 2021. This increase was partially offset by a $987,000 decline in income resulting from the payout of insurance policies.
●	Other income increased by $6.1 million due to the merger with CSFL in the second quarter of 2020. This increase was mainly due to increases in SBA loan servicing fees and gains on sale of SBA loans of $5.4 million and an increase in rental income of $611,000.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Salaries and employee benefits	$137,379	$81,720	$277,740	$142,698
Occupancy expense	22,844	15,959	46,175	28,246
Information services expense	19,078	12,155	37,867	21,462
OREO expense and loan related	240	1,107	1,242	1,694
Amortization of intangibles	8,968	4,665	18,132	7,672
Business development and staff related expense	4,305	1,447	7,676	3,691
Supplies and printing	971	624	2,070	1,087
Postage expense	1,529	986	3,100	2,028
Professional fees	2,301	2,848	5,575	5,342
FDIC assessment and other regulatory charges	4,931	2,403	8,772	4,461
Advertising and marketing	1,659	531	3,399	1,345
Merger and branch consolidation related expense	32,970	40,279	42,979	44,408
Extinguishment of debt cost	11,706	—	11,706	—
Other	14,502	10,388	25,661	18,226
Total noninterest expense	$263,383	$175,112	$492,094	$282,360

Noninterest expense increased by $88.3 million, or 50.4%, in the second quarter of 2021 as compared to the same period in 2020. The quarterly increase in total noninterest expense primarily resulted from the following:

●	An increase in salaries and employee benefits of $55.7 million, or 68.1%, compared to the second quarter of 2020. This increase was mainly attributable to an increase in all categories of salaries and benefits due to the increase in employees through the merger with CSFL in June 2020. Full time equivalent employees increased 101.4% to 5,203 at June 30, 2021 through the merger with CSFL from 2,583 at March 31, 2020, the quarter end before the merger.
●	A decrease in merger-related and branch consolidation related expense of $7.3 million compared to the second quarter of 2020. The costs in the second quarter of 2021 and 2020 both mainly consisted of costs related to merger with CSFL.
●	Occupancy and information services expense increased $13.8 million, or 49.1%. This increase was related to the additional cost associated with facilities, employees and systems added through our merger with CSFL. Our number of branches increased by 126, or 81.3% from 155 at March 31, 2020 (quarter before the merger with CSFL) to 281 at June 30, 2021.
●	Amortization of intangibles increased $4.3 million, or 92.2%. This increase was due to the merger with CSFL which resulted in the Company recording a core deposit intangible asset of $125.9 million and a correspondent banking customer intangible asset of $10.0 million in the second quarter of 2020.
●	The Company had extinguishment of debt cost of $11.7 million in the second quarter of 2021. This cost was from the write-off of the fair market value mark recorded on the trust preferred securities assumed in the CSFL merger. All of the trust preferred securities assumed in the CSFL merger were redeemed in June 2021.
●	The increases in the other line items is mainly related to the increase in costs associated with the addition of CSFL operations with the merger in the second quarter of 2020.

Noninterest expense increased by $209.7 million, or 74.3%, during the six months ended June 30, 2021 compared to the same period in 2020. The categories and explanations for the increases year-to-date are similar to the ones noted above in the quarterly comparison.

Income Tax Expense

Our effective tax rate was 22.42% and 22.07% for the three and six months ended June 30, 2021 compared to 22.56% and 25.20% for the three and six months ended June 30, 2020.  The decrease in the effective tax rate for the quarter was driven by increased pre-tax book income in the current quarter compared to the same period of 2020. In the second quarter of 2020, the Company acquired CSFL in a merger of equals and incurred significant acquisition costs that resulted in a pre-tax loss for the quarter. In addition to the acquisition costs, the Company recorded $119 million in non-

PCD provision for credit losses as part of the merger. This loss led to an income tax benefit being recorded in the second quarter of 2020.

The decrease in the year-to-date effective tax rate compared to the second quarter of 2020 was driven by the increase in pre-tax book income that was recorded in the current quarter compared to the pre-tax book loss that was generated during the second quarter of 2020.  This along with an increase in federal tax credits available and an increase in tax-exempt income through the first six months of 2021 compared to 2020 also led to a decrease in the year-to-date effective tax rate.

Analysis of Financial Condition

Summary

Our total assets increased approximately $2.6 billion, or 6.8%, from December 31, 2020 to June 30, 2021, to approximately $40.4 billion. Within total assets, cash and cash equivalents increased $1.8 billion, or 38.9%, investment securities increased $1.3 billion, or 28.6%, and loans decreased $631.1 million, or 0.3%, during the period. Within total liabilities, deposit growth was $2.5 billion, or 8.3%, and federal funds purchased and securities sold under agreements to repurchased growth was $82.8 million, or 10.5%. Total borrowings decreased $38.6 million, or 9.9%. Total shareholder’s equity increased $109.7 million, or 2.4%. Our loan to deposit ratio was 72% and 80% at June 30, 2021 and December 31, 2020, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements and as collateral for derivative exposure.  At June 30, 2021, investment securities totaled $5.7 billion, compared to $4.4 billion at December 31, 2020, an increase of $1.3 billion, or 28.6%. We continue to increase our investment securities strategically primarily with excess funds due to continued deposit growth. During the six months ended June 30, 2021, we purchased $1.8 billion of securities, $276.7 million classified as held to maturity and $1.5 billion classified as available for sale. These purchases were partially offset by maturities, paydowns, sales and calls of investment securities totaling $475.5 million. Net amortization of premiums were $19.7 million in the first six months of 2021. The decrease in fair value in the available for sale investment portfolio of $30.8 million in the first six months of 2021 compared to December 31, 2020 was mainly due to an increase in short and long term interest rates during the six period ending June 30, 2021.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

			Unrealized
	Amortized	Fair	Net Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
June 30, 2021
U.S. Government agencies	$99,288	$97,188	$(2,100)	$99,288	$—	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,397,686	2,380,891	(16,795)	98	—	—	2,397,588
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	754,479	761,484	7,005	—	—	—	754,479
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,055,640	1,058,652	3,012	13,770	—	—	1,041,870
State and municipal obligations	677,226	693,128	15,902	675,788	—	—	1,438
Small Business Administration loan-backed securities	528,706	532,316	3,610	528,706	—	—	—
Corporate securities	13,535	13,892	357	—	—	—	13,535
	$5,526,560	$5,537,551	$10,991	$1,317,650	$—	$—	$4,208,910

* Agency mortgage-backed securities (“MBS”), agency collateralized mortgage-obligations (CMO) and agency commercial mortgage-backed securities (“CMBS”) are guaranteed by the issuing government-sponsored enterprise (“GSE”) as to the timely payments of principal and interest. Except for Government National Mortgage Association securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty. While the rating agencies have not rated any of the MBS, CMO and CMBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.” Most market participants consider agency MBS, CMOs and CMBSs as carrying an implied Aaa rating (S&P rating of AA+) because of the guarantees of timely payments and selection criteria of mortgages backing the securities. We do not own any private label mortgage-

backed securities. The balances presented under the ratings above reflect the amortized cost of the investment securities.

At June 30, 2021, we had 156 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $46.9 million. At December 31, 2020, we had 86 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $5.3 million. The total number of investment securities with an unrealized loss position increased by 70 securities, while the total dollar amount of the unrealized loss increased by $41.6 million. The increase in both the number of investment securities in a loss position and the total unrealized loss from December 31, 2020 is due to an increase in short and long term interest rates during the first six months of 2021.

All investment securities in an unrealized loss position as of June 30, 2021 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 – Summary of Significant Account Policies and Note 5 – Investment securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2021, we determined that there was no impairment on our other investment securities. As of June 30, 2021, other investment securities represented approximately $160.6 million, or 0.40% of total assets and primarily consists of FHLB and FRB stock which totals $146.0 million, or 0.36% of total assets. There were no gains or losses on the sales of these securities for three and six months ended June 30, 2021 and 2020, respectively.

Trading Securities

Through its Correspondent Banking Department and its wholly-owned broker dealer Duncan-Williams Inc., the Company will occasionally purchase trading securities and subsequently sell them to their customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio are primarily municipals, treasuries and mortgage-backed agency securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income. At June 30, 2021, we had $89.9 million of trading securities.

Loans Held for Sale

The balance of mortgage loans held for sale decreased $119.0 million from December 31, 2020 to $171.4 million at June 30, 2021. Total mortgage production remained strong at $1.4 billion during the second quarter; however a higher percentage of mortgage production was booked to portfolio compared to previous quarters, 43% for the second quarter of 2021 compared to 33% in the previous quarter and 28% during the fourth quarter of 2020. This resulted in a lower percentage of mortgage production being allocated to the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	June 30,	% of	December 31,	% of
(Dollars in thousands)	2021	Total	2020	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$290,692	1.2%	$495,638	2.0%
Commercial non-owner occupied	2,314,756	9.7%	2,623,838	10.6%
Commercial owner occupied real estate	1,688,142	7.0%	1,819,129	7.4%
Consumer owner occupied	935,854	3.9%	1,129,618	4.6%
Home equity loans	489,110	2.0%	609,709	2.5%
Commercial and industrial	1,182,113	4.9%	2,112,514	8.6%
Other income producing property	389,150	1.6%	461,357	1.9%
Consumer non real estate	167,880	0.7%	206,812	0.8%
Other	253	-%	254	-%
Total acquired - non-purchased credit deteriorated loans	7,457,950	31.0%	9,458,869	38.4%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	77,851	0.3%	115,146	0.5%
Commercial non-owner occupied	1,022,771	4.3%	1,185,472	4.8%
Commercial owner occupied real estate	656,347	2.7%	746,976	3.0%
Consumer owner occupied	313,240	1.3%	380,170	1.5%
Home equity loans	64,801	0.3%	81,238	0.3%
Commercial and industrial	115,119	0.5%	178,070	0.7%
Other income producing property	119,160	0.5%	148,449	0.6%
Consumer non real estate	64,970	0.3%	80,288	0.3%
Other	-	-%	-	-%
Total acquired - purchased credit deteriorated loans (PCD)	2,434,259	10.2%	2,915,809	11.7%
Total acquired loans	9,892,209	41.2%	12,374,678	50.1%
Non-acquired loans:
Construction and land development	1,579,103	6.6%	1,280,062	5.2%
Commercial non-owner occupied	2,948,281	12.3%	2,342,936	9.5%
Commercial owner occupied real estate	2,550,700	10.6%	2,266,592	9.2%
Consumer owner occupied	2,300,236	9.6%	2,172,879	8.8%
Home equity loans	645,451	2.7%	601,194	2.4%
Commercial and industrial	3,143,029	13.1%	2,755,726	11.2%
Other income producing property	299,992	1.2%	245,094	1.0%
Consumer non real estate	664,233	2.7%	607,234	2.5%
Other	9,844	-%	17,739	0.1%
Total non-acquired loans	14,140,869	58.8%	12,289,456	49.9%
Total loans (net of unearned income)	$24,033,078	100.0%	$24,664,134	100.0%

* As a result of the conversion of legacy CenterState’s core system to the Company’s core system, completed during the second quarter of 2021, several loans were reclassified to conform with the Company’s current loan segmentation, most notably residential investment loans which were reclassed from Consumer Owner Occupied to Other Income Producing Property, and some multi-family loans that were reclassified from Other Income Producing Property to Commercial Non-Owner Occupied. Prior period loan balances presented above were revised to conform with the current loan segmentation.

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), decreased by $631.1 million, or 5.2% annualized, to $24.0 billion at June 30, 2021. Our non-acquired loan portfolio increased by $1.9 billion, or 30.4% annualized, driven by growth in all categories except other loans. Commercial non-owner occupied loans, commercial and industrial loans, construction and land development loans and commercial owner occupied loans led the way with $605.3 million, $387.3 million, $299.0 million and $284.1 million in year-to-date loan growth, respectively, or 52.1%, 28.3%, 47.1% and 25.3% annualized growth, respectively. The acquired loan portfolio decreased by $2.5 billion, or 40.5% annualized, from paydowns and payoffs in both the PCD and NonPCD loan categories. Acquired loans as a percentage of total loans decreased to 41.2% and non-acquired loans as a percentage of the overall portfolio increased to 58.8% at June 30, 2021.

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

As stated above, Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data (such as COVID-19 epidemiological data and federal stimulus), as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of condition within the bank’s operating environment and geographic area. Additional forecast scenarios may be weighed along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require Management to adjust the selection of scenarios and weightings, in accordance with the accounting standards.

The COVID-19 pandemic has created increased volatility and uncertainties within the economy and economic forecasts. Accordingly, during the fourth quarter of 2020, Management used a blended forecast scenario (two-thirds baseline and one-third more severe scenario) to determine the allowance for credit losses as of December 31, 2020. At the height of lockdowns and uncertainties around the path of the epidemic and efficacy of vaccination efforts during the first quarter of 2021, Management adjusted the blended forecast scenario to an equal weight between the baseline and the more adverse scenario to determine the allowance for credit losses as of March 31, 2021. In recognition of positive developments including suppression of the virus through continued vaccinations, widespread reopening of the economy, and an improved economic outlook, Management returned to the blended forecast scenario of two-thirds baseline and one-third more severe scenario to determine the allowance for credit losses as of June 30, 2021. The resulting release was approximately $59 million. If the economic forecast weighting had not been adjusted, this would have resulted in a smaller release of approximately $12 million, which Management did not deem appropriate given the pace of economic recovery.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2021, the accrued interest receivable for loans recorded in Other Assets was $82.8 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As part of the new combined ACL methodology implemented during the third quarter of 2020, Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. Prior to the third quarter, the Company applied a utilization rate instead of a funding rate to the South State legacy portfolio to determine the reserve for unfunded commitments. As of June 30, 2021, the liability recorded for expected credit losses on unfunded commitments was $31.0 million. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Condensed Consolidated Statements of Income.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating it’s allowance for loans from an incurred loss method to a life of loan method. See Note 2 – Significant Accounting Policies and Note 7 – Allowance for Credit Losses for further details. As of June 30, 2021, the balance of the ACL was $350.4 million or 1.46% of total loans. The ACL decreased $56.1 million from the balance of $406.5 million recorded at March 31, 2021. This decrease during the second quarter of 2021 included a $53.9 million release or decline in the provision for credit losses in addition to $2.1 million in net charge-offs. In the first and second quarter of 2021, with the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company has released $104.8 million of its allowance for credit losses based on improvements in forecasts. Since the prior comparative period, the ACL has decreased $84.2 million from the balance of $434.6 million recorded at June 30, 2020. This decrease included a net release of the provision for credit losses of $79.2 million since June 30, 2020 related to an improvement in the economy and forecasts during the first half of 2021 along with net charge-offs of $3.5 million.

At June 30, 2021, the Company had a reserve on unfunded commitments of $31.0 million which was recorded as a liability on the Balance Sheet, compared to $35.8 million at March 31, 2021. During three and six months ended June 30, 2021, the Company recorded a release of the allowance, or negative provision for credit losses, on unfunded commitments of $4.8 million and $12.4 million, respectively. With the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company began to release some of this allowance for credit losses based on improvements in forecasts. This amount was recorded in (Recovery) Provision for Credit Losses on the Condensed Consolidated Statements of Net Income. For the prior comparative period, the Company had a reserve on unfunded commitments of $21.1 million recorded at June 30, 2020. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its reserve on unfunded commitments by $6.5 million. During the three and six months ended June 30, 2020, the provision for credit losses on unfunded commitments was $12.5 million and $14.3 million, respectively. Of these amounts, $9.6 million was related to the merger with CSFL during the second quarter of 2020. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first six months of 2021.

At June 30, 2021, the allowance for credit losses was $350.4 million, or 1.46%, of period-end loans. The ACL provides 4.09 times coverage of nonperforming loans at June 30, 2021. Net charge-offs to the total average loans during three and six months ended June 30, 2021 were 0.03% and 0.02%, respectively. We continued to show solid and stable asset quality numbers and ratios as of June 30, 2021. The following table provides the allocation, by segment, for expected credit losses. Because PPP loans are government guaranteed and management implemented additional reviews and procedures to help mitigate potential losses, Management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

The following table provides the allocation, by segment, for expected credit losses.

	June 30, 2021
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$55,820	18.0%
Residential Mortgage Junior	825	0.1%
Revolving Mortgage	14,550	5.7%
Residential Construction	4,488	2.4%
Other Construction and Development	45,488	6.1%
Consumer	25,697	3.9%
Multifamily	5,883	1.6%
Municipal	1,063	2.7%
Owner Occupied Commercial Real Estate	75,492	21.3%
Non Owner Occupied Commercial Real Estate	90,404	26.0%
Commercial and Industrial	30,691	12.2%
Total	$350,401	100.0%

*     Loan balance in each category expressed as a percentage of total loans, excluding PPP loans.

The following tables present a summary of three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$284,257	$122,203	$406,460	$137,376	$7,409	$144,785
Allowance Adjustment - FMV for CSFL merger	—	—	—	—	150,946	150,946
Loans charged-off	(5,076)	(586)	(5,662)	(2,366)	(65)	(2,431)
Recoveries of loans previously charged off	1,901	1,647	3,548	1,557	773	2,330
Net (charge-offs) recoveries	(3,175)	1,061	(2,114)	(809)	708	(101)
(Recovery) provision for credit losses	(35,714)	(18,231)	(53,945)	143,734	(4,756)	138,978
Balance at end of period	$245,368	$105,033	$350,401	$280,301	$154,307	$434,608

Total loans, net of unearned income:
At period end	$24,033,078			$25,499,147
Average	24,307,399			15,717,387
Net charge-offs as a percentage of average loans (annualized)	0.03%			—%
Allowance for credit losses as a percentage of period end loans	1.46%			1.70%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	408.98%			352.53%

	Six Months Ended June 30,
	2021			2020
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$315,470	$141,839	$457,309	$56,927	$—	$56,927
Adjustment for implementation of CECL	—	—	—	51,030	3,408	54,438
Allowance Adjustment - FMV for CenterState merger	—	—	—	—	150,946	150,946
Loans charged-off	(7,593)	(1,443)	(9,036)	(4,697)	(957)	(5,654)
Recoveries of loans previously charged off	3,881	3,062	6,943	2,397	1,842	4,239
Net (charge-offs) recoveries	(3,712)	1,619	(2,093)	(2,300)	885	(1,415)
(Recovery) provision for credit losses	(66,390)	(38,425)	(104,815)	174,644	(932)	173,712
Balance at end of period	$245,368	$105,033	$350,401	$280,301	$154,307	$434,608

Total loans, net of unearned income:
At period end	$24,033,078			$25,499,147
Average	24,399,234			13,578,606
Net charge-offs as a percentage of average loans (annualized)	0.02%			0.02%
Allowance for credit losses as a percentage of period end loans	1.46%			1.70%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	408.98%			352.53%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2020	2020
Non-acquired:
Nonaccrual loans	$14,221	$16,956	$16,035	$18,078	$19,011
Accruing loans past due 90 days or more	559	853	9,586	636	419
Restructured loans - nonaccrual	1,844	3,225	3,550	3,749	3,453
Total non-acquired nonperforming loans	16,624	21,034	29,171	22,463	22,883
Other real estate owned (“OREO”) (2) (6)	444	490	552	726	1,181
Other nonperforming assets (3)	251	164	136	99	508
Total non-acquired nonperforming assets	17,319	21,688	29,859	23,288	24,572
Acquired:
Nonaccrual loans (1)	69,053	79,919	75,603	89,067	99,346
Accruing loans past due 90 days or more	—	105	2,065	907	1,053
Total acquired nonperforming loans	69,053	80,024	77,668	89,974	100,399
Acquired OREO and other nonperforming assets:
Acquired OREO (2) (7)	4,595	10,981	11,362	12,754	16,836
Other acquired nonperforming assets (3)	182	311	206	150	151
Total acquired nonperforming assets	73,830	91,316	89,236	102,878	117,386
Total nonperforming assets	$91,149	$113,004	$119,095	$126,166	$141,958

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.12%	0.16%	0.24%	0.20%	0.23%
Total nonperforming assets as a percentage of total assets (5)	0.04%	0.05%	0.08%	0.06%	0.07%
Nonperforming loans as a percentage of period end loans (4)	0.12%	0.16%	0.24%	0.19%	0.22%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.38%	0.46%	0.48%	0.50%	0.56%
Total nonperforming assets as a percentage of total assets	0.23%	0.28%	0.32%	0.33%	0.38%
Nonperforming loans as a percentage of period end loans (4)	0.36%	0.41%	0.43%	0.45%	0.48%
(1)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(2)	Consists of real estate acquired as a result of foreclosure.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $443,000 $1.9 million, $2.2 million, $2.3 million and $2.0 million as of June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $19.8 million, $29.3 million, $33.8 million, $22.2 million and $23.5 million as of June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $91.1 million, or 0.38% of total loans and repossessed assets, at June 30, 2021, a decrease of $27.9 million, or 23.5%, from December 31, 2020. Total nonperforming loans were $85.7 million, or 0.36%, of total loans, at June 30, 2021, a decrease of $21.2 million, or 19.8%, from December 31, 2020. Non-acquired nonperforming loans declined by $12.5 million from December 31, 2020. The decline in non-acquired nonperforming loans was driven primarily by a decline in accruing loans past due 90 days or more of $9.0 million, a decrease in restructured nonaccrual loans of $1.7 million and a decrease in primarily commercial nonaccrual loans of $1.8 million. The accruing loans past due 90 days or more at December 31, 2020 were a group of similar loans that were deemed to be low risk and almost all of these loans were brought current in January 2021. Acquired nonperforming loans declined $8.6 million from December 31, 2020. The decline in the acquired nonperforming loan balances was due to a decrease in consumer nonaccrual loans of approximately $7.7 million, a decrease in accruing loans past due 90 days or more of $2.1 million, offset by an increase in commercial nonaccruing loans of $1.2 million.

At June 30, 2021, OREO totaled $5.0 million, which included $444,000 in non-acquired OREO and $4.6 million in acquired OREO. Total OREO decreased $6.9 million from December 31, 2020. At June 30, 2021, non-acquired OREO consisted of 3 properties with an average value of $148,000. This compared to 7 properties with an average value of $79,000 at December 31, 2020. In the second quarter of 2021, we added no new properties into non-acquired OREO, while selling 1 property with an aggregate value of $25,000. On the property sold, we recorded a net loss of $8,000. At June 30, 2021, acquired OREO consisted of 21 properties with an average value of $219,000. This compared to 35 properties with an average value of $325,000 at December 31, 2020. In the second quarter of 2021, we added no new properties into acquired OREO, while selling 21 properties with an aggregate value of $6.3 million during the current quarter. On the properties sold, we recorded a net gain of $6.0 million.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $20.2 million, or 0.14%, of total non-acquired loans outstanding, at June 30, 2021, compared to $5.9 million, or 0.05%, of total non-acquired loans outstanding, at December 31, 2020. Potential problem loans related to acquired loans totaled $18.5 million, or 0.19%, of total acquired loans outstanding, at June 30, 2021, compared to $13.4 million, or 0.11% of total acquired loans outstanding, at December 31, 2020. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused Management to have concern about the borrower’s ability to comply with present repayment terms.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Total deposits increased $2.5 billion or 16.7% annualized to $33.2 billion at June 30, 2021 from $30.7 billion at December 31, 2020. We continue to focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $3.0 billion during the six months ended June 30, 2021 as these funds are normally lower cost funds. Federal funds purchased related to the correspondent bank division and repurchase agreements were $862.4 million at June 30, 2021 up $82.8 million from December 31, 2020. Corporate and subordinated debentures declined by $63.6 million to $326.5 million as the Company redeemed during the second quarter of 2021 some of the debt assumed in the merger with CSFL. Some key highlights are outlined below:

●	Interest-bearing deposits increased $1.1 billion to $22.1 billion at June 30, 2021 from the period end balance at December 31, 2020 of $21.0 billion. The increase from December 31, 2020 was driven by an increase in interest-bearing transactional accounts including money markets of $1.1 billion, and savings of $357.2 million, partially offset by a decline in time deposits of $409.4 million. Average interest-bearing deposits increased $9.7 billion to $21.9 billion in the quarter ended June 30, 2021 from the same period in 2020.
●	Corporate and subordinated debentures declined $63.6 million during the second quarter of 2021 as the Company redeemed $38.5 million in trust preferred securities and $25.0 million in subordinated debentures, in addition to the repayment of $11.0 million of subordinated notes that matured during the current quarter. With the redemption of the trust preferred securities, the remaining fair value mark of $11.7 was written off as an extinguishment of debt cost during the current quarter.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At June 30, 2021, the period end balance of noninterest-bearing deposits was $11.2 billion exceeding the December 31, 2020 balance by $1.5 billion. We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs. This increase was also partially driven by the federal government stimulus programs in the first half of 2021 which pushed funds into the economy.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2021, shareholders’ equity was $4.8 billion, an increase of $109.7 million, or 2.4%, from December 31, 2020. The change from year-end was mainly attributable to the increase in equity through net income less dividends paid, common stock repurchased pursuant to our stock repurchase plan and a decline in the market value of investment securities available for sale.

The following table shows the changes in shareholders’ equity during 2021.

Total shareholders' equity at December 31, 2020	$4,647,880
Net income	245,909
Dividends paid on common shares ($0.47 per share)	(66,685)
Dividends paid on restricted stock units	(91)
Net decrease in market value of securities available for sale, net of deferred taxes	(23,453)
Stock options exercised	1,907
Employee stock purchases	484
Equity based compensation	12,799
Common stock repurchased pursuant to stock repurchase plan	(60,161)
Common stock repurchased - equity plans	(966)
Total shareholders' equity at June 30, 2021	$4,757,623

In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock under our 2019 Repurchase Program. Through December 31, 2020 we had repurchased 1,485,000 of the shares authorized. In January 2021, the Board of Directors of the Company approved the authorization of a new 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”), which replaced in its entirety the revised 2019 Repurchase Program. Our Board of Directors approved the new plan after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of June 30, 2021, we have repurchased 700,000 shares, at an average price of $85.94 per share, excluding cost of commissions, for a total of $60.2 million, under the 2021 Stock Repurchase Plan and may repurchase up to an additional 2,800,000 shares of common stock under the program.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	June 30,	December 31,
	Minimums	2021	2020
South State Corporation:
Common equity Tier 1 risk-based capital	N/A	12.14%	11.77%
Tier 1 risk-based capital	6.00%	12.14%	11.77%
Total risk-based capital	10.00%	14.12%	14.24%
Tier 1 leverage	N/A	8.13%	8.27%

South State Bank:
Common equity Tier 1 risk-based capital	6.50%	12.98%	12.39%
Tier 1 risk-based capital	8.00%	12.98%	12.39%
Total risk-based capital	10.00%	13.68%	13.33%
Tier 1 leverage	5.00%	8.69%	8.71%

The Company’s and Bank’s Common equity Tier 1 risk-based capital and Tier 1 risk-based capital ratios increased compared to December 31, 2020. These ratios increased as Tier 1 capital increased through net income during 2021 and growth in total risk-based assets remained flat at both the Company and Bank. The Tier 1 leverage ratio declined slightly both at the Company and Bank as the percentage increase in Tier 1 risk-based capital was less than the percentage increase in the average assets for regulatory capital purposes. The increase in average assets was mainly due to an increase in cash and cash equivalents and investments from December 31, 2020 with deposits growing as the federal government has pushed funds into the market through stimulus programs in addition to consumers remaining conservative in their spending habits. The total risk-based capital increased at the Bank and declined at the Company. The increase in the total risk-based capital ratio at the Bank was due to the percentage increase in total risk-based capital being greater than the percentage increase in total risk-based assets. The reason for the decline in the total risk-based capital ratio at the Company was due the redemption of $25.0 million in subordinated debt and $38.5 million in trust preferred securities during the second quarter of 2021 that was included in total risked-based capital. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $1.9 billion, or approximately 30.4% annualized, compared to the balance at December 31, 2020. The increase from December 31, 2020 was mainly related to organic growth and renewals on acquired loans along with a net increase in non-acquired PPP loans of $80.4 million. The acquired loan portfolio decreased by $2.5 billion from the balance at December 31, 2020 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans. This included a reduction in acquired PPP loans of $695.2 million.

Our investment securities portfolio (excluding trading securities) increased $1.3 billion compared to the balance at December 31, 2020. The increase in investment securities from December 31, 2020 was a result of purchases of $1.8 billion. This increase was partially offset by maturities, calls, sales and paydowns of investment securities totaling $475.5 million as well as declines in the market value of the available for sale investment securities portfolio of $30.8 million. Net amortization of premiums were $19.7 million in the first six months of 2021. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth. Total cash and cash equivalents were $6.4 billion at June 30, 2021 as compared to $4.6 billion at December 31, 2020 as deposits grew $2.5 billion during the six months of 2021.

At June 30, 2021 and December 31, 2020, we had $475.0 million and $600.0 million of traditional, out–of-market brokered deposits. At June 30, 2021 and December 31, 2020, we had $748.8 million and $611.1 million, respectively, of reciprocal brokered deposits. Total deposits were $33.2 billion at June 30, 2021, an increase of $2.5 billion from $30.7 billion at December 31, 2020. Our deposit growth since December 31, 2020 included an increase in demand deposit accounts of $1.5 billion, an increase in savings and money market accounts of $797.0 million and an increase in interest-bearing transaction accounts of $695.9 million partially offset by a decline in time deposits of $409.4 million. Total borrowings at June 30, 2021 were $351.5 million and consisted of trust preferred securities and subordinated debentures of $326.5 million and an outstanding balance on our holding company line of credit of $25.0 million. During the second quarter of 2021, total trust preferred securities and subordinated debentures declined by $63.6 million as the Company redeemed $38.5 million in trust preferred securities and $25.0 million in subordinated debentures, in addition to the repayment of $11.0 million of subordinated notes that matured during the quarter. With the redemption of the trust preferred securities, the remaining fair value mark on these borrowings of $11.7 was written off as an extinguishment of debt cost. The holding company also borrowed $25.0 million on a line of credit in June 2021 to provide some short term liquidity. This balance was paid off in July of 2021. Total short-term borrowings at June 30, 2021 were $862.4 million, consisting of $486.1 million in federal funds purchased and $376.3 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position, taking into account our current composition of earning assets, asset quality, capital position, and operating results. Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, reverse repurchase agreements, and/or other short-term investments. Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At June 30, 2021, our Bank had total federal funds credit lines of $325.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At June 30, 2021, our Bank had $1.3 billion of credit available at the Federal Reserve Bank’s Discount Window and had no balance outstanding. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2021, our Bank had a total FHLB credit facility of $2.6 billion with total outstanding FHLB letters of credit consuming $12.0 million leaving $2.6 billion in availability on the FHLB credit facility. The holding company has a $100.0 million unsecured line of credit with a $25.0 million outstanding balance leaving $75.0 million in availability at June 30, 2021. We believe that our liquidity position continues to be adequate and readily available.

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

Asset-Liability Management and Market Risk Sensitivity

Our earnings and the economic value of equity vary in relation to the behavior of interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. We define interest rate risk as the risk to earnings and equity arising from the behavior of interest rates. These behaviors include increases and decreases in interest rates as well as continuation of the current interest rate environment.

Our interest rate risk principally consists of reprice, option, basis, and yield curve risk. Reprice risk results from differences in the maturity or repricing characteristics of asset and liability portfolios. Option risk arises from embedded options in the investment and loan portfolios such as investment securities calls and loan prepayment options. Option risk also exists since deposit customers may withdraw funds at their discretion in response to general market conditions, competitive alternatives to existing accounts or other factors. The exercise of such options may result in higher costs or lower revenue. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in narrowing spreads on interest-earning assets and interest-bearing liabilities. Basis risk also exists in administered rate liabilities, such as interest-bearing checking accounts, savings accounts, and money market accounts where the price sensitivity of such products may vary relative to general markets rates. Yield curve risk adverse consequences of nonparallel shifts in the yield curves of various market indices that impact our assets and liabilities.

We use simulation analysis as a primary method to assess earnings at risk and equity at risk due to assumed changes in interest rates. Management uses the results of its various simulation analyses in combination with other data and observations to formulate strategies designed to maintain interest rate risk within risk tolerances.

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as the terms of contractual agreements, investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. Equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. Key simulation assumptions are subject to stress testing to assess the impact of assumption changes on earnings at risk and equity at risk. Model assumptions are reviewed by our Assumptions Committee.

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

Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Derivatives are also used to hedge mortgage servicing rights.

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of the reporting date, the Company did not have such agreements.

The analysis provided below assumes the base case reflects interest rates as of the reporting date. Ramped and parallel interest rate shocks are applied over a one-year time horizon. This analysis is applied to a static balance sheet that assumes maturing or repricing assets and liabilities are replaced at current market prices and volumes consistent with maintaining a stable balance sheet, with the exception of PPP loans that are not assumed to be replaced. The downward rate shock is subject to product floors and a zero-interest rate.

Percentage Change in Net Interest Income over One Year
Shock	June 30, 2021
Up 100 basis points	6.90%
Up 200 basis points	13.80%
Down 100 basis points	(1.50)%

Percentage Change in Economic Value of Equity
Shock	June 30, 2021
Up 100 basis points	5.30%
Up 200 basis points	9.50%
Down 100 basis points	(4.00)%

LIBOR Transition

In July 2017, the Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR at the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for the one-week and two-month US dollar settings and immediately after June 30, 2023 for all remaining US dollar settings.

The Alternative Reference Rates Committee has proposed SOFR as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within Part I - Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended 2020, we hold instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impact of the transition to an alternative reference rate. We have established a cross-functional LIBOR transition working group that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; and 3) developed a formal governance structure for the transition.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2021, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for loan losses of the Company, or $845.0 million at June 30, 2021. Based on this criteria, we had seven such credit concentrations at June 30, 2021, including loans on hotels and motels of $948.4 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $4.0 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.7 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.4 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.3 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $4.0 billion and loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $1.4 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At June 30, 2021 and December 31, 2020, the Bank’s CDL concentration ratio was 54.3% and 54.1%, respectively, and its CRE concentration ratio was 229.4% and 229.5%, respectively. As of June 30, 2021, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Return on average equity (GAAP)	8.38%	(11.78)%	10.52%	(4.67)%
Effect to adjust for intangible assets	5.74%	(7.93)%	7.07%	(2.85)%
Return on average tangible equity (non-GAAP)	14.12%	(19.71)%	17.59%	(7.52)%

Average shareholders’ equity (GAAP)	$4,739,241	$2,900,443	$4,713,339	$2,618,395
Average intangible assets	(1,730,572)	(1,240,650)	(1,732,039)	(1,146,070)
Adjusted average shareholders’ equity (non-GAAP)	$3,008,669	$1,659,793	$2,981,300	$1,472,325

Net income (loss) (GAAP)	$98,960	$(84,935)	$245,909	$(60,825)
Amortization of intangibles	8,968	4,665	18,132	7,672
Tax effect	(2,011)	(1,052)	(4,002)	(1,933)
Net income (loss) excluding the after-tax effect of amortization of intangibles (non-GAAP)	$105,917	$(81,322)	$260,039	$(55,086)

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, Management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, South State, the merger with CSFL and the proposed acquisition of Atlantic Capital. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from the COVID-19 pandemic or government or regulatory responses thereto, federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Risks and uncertainties relating to the merger with CSFL, including the ability to successfully integrate the companies or to realize the anticipated benefits of the merger;
●	Expenses relating to the merger with CSFL and integration of legacy South State and legacy CSFL;
●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our merger with CSFL and proposed acquisition of Atlantic Capital;
●	Risks related to the proposed acquisition of Atlantic Capital, including:
o	the possibility that the merger does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
o	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
o	potential difficulty in maintaining relationships with clients, employees or business partners as a result of the proposed acquisition of Atlantic Capital;
o	the amount of the costs, fees, expenses and charges related to the merger; and
o	problems arising from the integration of the two companies, including the risk that the integration will be materially delayed or will be more costly or difficult than expected;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;

●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Civil unrest and/or terrorist activities risk that results in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration;
●	Risks associated with our reliance on models and future updates we make to our models, including the assumptions used by these models; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the SEC, including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, including risks and uncertainties disclosed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2021 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2020.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

South State’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of South State’s disclosure controls and procedures as of June 30, 2021, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that South State’s disclosure controls and procedures as of June 30, 2021, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2021 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2. of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

The Company is providing this additional risk factor to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020.

We may face risks with respect to future expansion, including our proposed acquisition of Atlantic Capital.

Our business growth, profitability and market share have been enhanced by us engaging in strategic mergers and acquisitions and de novo branching either within or contiguous to our existing footprint. We have entered into an Agreement and Plan of Merger with Atlantic Capital, and we may acquire other financial institutions or parts of those institutions in the future and engage in additional de novo branching. We may also consider and enter into or acquire new lines of business or offer new products or services. As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management and are in markets in which we operate or close to those markets so we can achieve economies of scale. We also may receive future inquiries and have discussions with potential acquirers of us or potential companies in which we may engage in a so-called “merger of equals.” Acquisitions and mergers, including our proposed acquisition of Atlantic Capital, involve a number of risks, including:

●	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;
●	inaccurate estimates and judgments regarding credit, operations, management and market risks of the target institution;
●	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
●	our ability to receive regulatory approvals on terms that are acceptable to us;
●	our ability to finance an acquisition and possible dilution to our existing shareholders;
●	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
●	entry into new markets where we lack experience;
●	the strain of growth on our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;
●	exposure to potential asset quality issues with acquired institutions;
●	the introduction of new products and services into our business;
●	the possibility of unknown or contingent liabilities;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
●	the risk of loss of key employees and customers.

We also face litigation risks with respect to potential mergers and acquisitions, and such litigation is common.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions. If we announce a transaction, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. We also may issue debt to finance one or more transactions, including subordinated debt issuances. Generally, acquisitions of financial institution involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There is no assurance that, following any future mergers or acquisitions, including our proposed acquisition of Atlantic Capital, that our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

We may not be able to successfully integrate our latest mergers or to realize the anticipated benefits of them.

On June 7, 2020, the Company and CSFL combined in a merger of equals, and we successfully completed the systems and operational conversion in May 2021. In addition, we entered into an Agreement and Plan of Merger with Atlantic Capital on July 23, 2021. If the proposed acquisition of Atlantic Capital is completed, we will also integrate the systems and operations of Atlantic Capital.

A successful integration of these banks’ operations with our operations so that the Company operates as one entity depends substantially on our ability to successfully consolidate operations, management teams, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

●	the loss of key employees and customers;
●	the disruption of operations and businesses;
●	inability to maintain and increase competitive presence;
●	loan, deposit, and revenue attrition;
●	inconsistencies in standards, control procedures and policies;
●	unexpected issues with planned branch and other facilities closures;

●	unexpected issues with costs, operations, personnel, and technology; and
●	problems with the assimilation of new operations, sites or personnel;

Integration activities could divert resources from regular operations. In addition, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the Company’s successful integration of these entities.

In addition, we merged with CSFL and have proposed to acquire Atlantic Capital with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened and expanded market position for the combined company, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

Changes to or the application of incorrect assumptions, estimates, or judgements in our financial statements could cause significant unexpected losses or impacts in the future.

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

In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock under our 2019 Repurchase Program. Through December 31, 2020 we had repurchased 1,485,000 of the shares authorized. In January 2021, the Board of Directors of the Company approved the authorization of a new 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”), which replaced in its entirety the revised 2019 Repurchase Program. As of June 30, 2021, we have repurchased 700,000 shares, at an average price of $85.94 per share (excluding cost of commissions) for a total of $60.2 million, of the 3,500,000 shares authorized for repurchase under the 2021 Stock Repurchase Plan and may repurchase up to an additional 2,800,000 shares of common stock under the program.

The following table reflects share repurchase activity during the second quarter of 2021:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

April 1 ‑ April 30	1,745	*	$81.47	—	3,500,000
May 1 - May 31	350,000		88.19	350,000	3,150,000
June 1 - June 30	350,221	*	83.70	350,000	2,800,000

Total	701,966			700,000	2,800,000
*

For the months ended April 30, 2021 and June 30, 2021, totals include 1,745 shares and 221 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2021 Stock Repurchase Plan to repurchase shares.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of South State Corporation for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH STATE CORPORATION
(Registrant)

Date: August 6, 2021	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2021	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer