Form 10-Q
period 2021-09-30
SouthState Corp
filed 2021-11-05
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-12669

SOUTHSTATE CORPORATION

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 4, 2021
Common Stock, $2.50 par value	69,819,970

SouthState Corporation and Subsidiaries

September 30, 2021 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$597,321	$363,306
Federal funds sold and interest-earning deposits with banks	5,328,530	3,582,410
Deposits in other financial institutions (restricted cash)	372,472	663,539
Total cash and cash equivalents	6,298,323	4,609,255
Trading securities, at fair value	61,294	10,674
Investment securities:
Securities held-to-maturity (fair value of $1,607,184 and $957,183)	1,641,485	955,542
Securities available for sale, at fair value	4,631,554	3,330,672
Other investments	160,592	160,443
Total investment securities	6,433,631	4,446,657
Loans held for sale	242,813	290,467
Loans:
Acquired - non-purchased credit deteriorated loans	6,554,647	9,458,869
Acquired - purchased credit deteriorated loans	2,255,874	2,915,809
Non-acquired	14,978,428	12,289,456
Less allowance for credit losses	(314,144)	(457,309)
Loans, net	23,474,805	24,206,825
Other real estate owned	3,687	11,914
Bank property held for sale	15,076	36,006
Premises and equipment, net	569,817	579,239
Bank owned life insurance ("BOLI")	778,552	559,368
Deferred tax assets	19,684	110,946
Derivatives assets	489,085	813,899
Mortgage servicing rights	60,922	43,820
Core deposit and other intangibles	136,584	162,592
Goodwill	1,581,085	1,563,942
Other assets	738,350	344,269
Total assets	$40,903,708	$37,789,873
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,333,881	$9,711,338
Interest-bearing	22,226,677	20,982,544
Total deposits	33,560,558	30,693,882
Federal funds purchased	484,305	384,735
Securities sold under agreements to repurchase	375,431	394,931
Corporate and subordinated debentures	326,807	390,179
Reserve for unfunded commitments	28,289	43,380
Derivative liabilities	485,007	804,832
Other liabilities	850,370	430,054
Total liabilities	36,110,767	33,141,993
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 69,918,037 and 70,973,477 shares issued and outstanding, respectively	174,795	177,434
Surplus	3,693,622	3,765,406
Retained earnings	925,044	657,451
Accumulated other comprehensive (loss) income	(520)	47,589
Total shareholders’ equity	4,792,941	4,647,880
Total liabilities and shareholders’ equity	$40,903,708	$37,789,873

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Net Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$246,065	$280,825	$752,209	$581,566
Investment securities:
Taxable	20,410	11,118	53,165	33,951
Tax-exempt	2,775	2,136	7,554	5,041
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	2,199	1,215	4,538	3,100
Total interest income	271,449	295,294	817,466	623,658
Interest expense:
Deposits	7,267	15,154	28,061	42,215
Federal funds purchased and securities sold under agreements to repurchase	259	509	933	1,515
Corporate and subordinated debentures	3,896	5,034	13,314	8,197
Other borrowings	41	4,249	44	10,813
Total interest expense	11,463	24,946	42,352	62,740
Net interest income	259,986	270,348	775,114	560,918
(Recovery) provision for credit losses	(38,903)	29,797	(156,116)	217,804
Net interest income after (recovery) provision for credit losses	298,889	240,551	931,230	343,114
Noninterest income:
Fees on deposit accounts	26,130	24,346	75,348	59,166
Mortgage banking income	15,560	48,022	52,555	81,040
Trust and investment services income	9,150	7,404	27,461	21,931
Correspondent banking and capital market income	25,164	26,432	79,789	36,992
Securities gains, net	64	15	100	15
Other	10,942	8,571	27,062	14,125
Total noninterest income	87,010	114,790	262,315	213,269
Noninterest expense:
Salaries and employee benefits	136,969	134,919	414,709	277,617
Occupancy expense	23,135	23,845	69,310	52,091
Information services expense	18,061	18,855	55,928	40,317
OREO expense and loan related	1,527	1,146	2,769	2,840
Amortization of intangibles	8,543	9,560	26,675	17,232
Supplies, printing and postage expense	2,310	2,755	7,480	5,870
Professional fees	2,415	4,385	7,990	9,727
FDIC assessment and other regulatory charges	4,245	2,849	13,017	7,310
Advertising and marketing	2,185	1,203	5,584	2,548
Extinguishment of debt cost	—	—	11,706	—
Merger and branch consolidation related expense	17,618	21,662	60,598	66,070
Other	15,282	15,708	48,618	37,624
Total noninterest expense	232,290	236,887	724,384	519,246
Earnings:
Income before provision for income taxes	153,609	118,454	469,161	37,137
Provision for income taxes	30,821	23,233	100,464	2,741
Net income	$122,788	$95,221	$368,697	$34,396
Earnings per common share:
Basic	$1.75	$1.34	$5.22	$0.70
Diluted	$1.74	$1.34	$5.19	$0.69
Weighted average common shares outstanding:
Basic	70,066	70,905	70,643	49,330
Diluted	70,576	71,076	71,108	49,636

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$122,788	$95,221	$368,697	$34,396
Other comprehensive income:
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(32,284)	1,915	(63,019)	48,573
Tax effect	7,677	(421)	14,986	(10,686)
Reclassification adjustment for gains included in net income	(64)	(15)	(100)	(15)
Tax effect	15	3	24	3
Net of tax amount	(24,656)	1,482	(48,109)	37,875
Unrealized (losses) gains on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding (losses) gains arising during period	—	165	—	(34,150)
Tax effect	—	(37)	—	7,512
Reclassification adjustment for losses included in interest expense	—	3,457	—	6,143
Tax effect	—	(760)	—	(1,351)
Net of tax amount	—	2,825	—	(21,846)
Other comprehensive (loss) income, net of tax	(24,656)	4,307	(48,109)	16,029
Comprehensive income	$98,132	$99,528	$320,588	$50,425

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended September 30, 2021 and 2020

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, June 30, 2020	70,907,119	$177,268	$3,759,166	$542,677	$12,739	$4,491,850
Comprehensive income:
Net income	—	—	—	95,221	—	95,221
Other comprehensive income, net of tax effects	—	—	—	—	4,307	4,307
Total comprehensive income						99,528
Cash dividends declared on common stock at $0.47 per share	—	—	—	(33,334)	—	(33,334)
Employee stock purchases	9,316	23	399	—	—	422
Stock options exercised	5,471	14	166	—	—	180
Stock issued pursuant to restricted stock units	10,207	26	(26)	—	—	—
Common stock repurchased	(3,809)	(10)	(183)	—	—	(193)
Share-based compensation expense	—	—	4,960	—	—	4,960
Balance, September 30, 2020	70,928,304	$177,321	$3,764,482	$604,564	$17,046	$4,563,413
Balance, June 30, 2021	70,382,728	$175,957	$3,720,946	$836,584	$24,136	$4,757,623
Comprehensive income:
Net income	—	—	—	122,788	—	122,788
Other comprehensive loss, net of tax effects	—	—	—	—	(24,656)	(24,656)
Total comprehensive income						98,132
Cash dividends declared on common stock at $0.49 per share	—	—	—	(34,305)	—	(34,305)
Cash dividend equivalents paid on restricted stock units	—	—	—	(23)	—	(23)
Employee stock purchases	8,823	22	645	—	—	667
Stock options exercised	8,923	22	451	—	—	473
Stock issued pursuant to restricted stock units	3,108	8	(8)	—	—	—
Common stock repurchased - buyback plan	(485,491)	(1,214)	(34,805)	—	—	(36,019)
Common stock repurchased	(54)	—	(3)	—	—	(3)
Share-based compensation expense	—	—	6,396	—	—	6,396
Balance, September 30, 2021	69,918,037	$174,795	$3,693,622	$925,044	$(520)	$4,792,941

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2021 and 2020

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive income:
Net income	—	—	—	34,396	—	34,396
Other comprehensive income, net of tax effects	—	—	—	—	16,029	16,029
Total comprehensive income						50,425
Cash dividends declared on common stock at $1.41 per share	—	—	—	(64,907)	—	(64,907)
Employee stock purchases	16,217	40	767	—	—	807
Stock options exercised	23,012	58	682	—	—	740
Restricted stock awards (forfeitures)	8,828	22	(22)	—	—	—
Stock issued pursuant to restricted stock units	306,282	766	(766)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,915)	—	—	(24,715)
Common stock repurchased	(121,489)	(304)	(7,334)	—	—	(7,638)
Share-based compensation expense	—	—	18,694	—	—	18,694
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState acquisition	—	—	15,487	—	—	15,487
Cumulative change in accounting principle due to the adoption of ASU 2016-13	—	—	—	(44,820)	—	(44,820)
Balance, September 30, 2020	70,928,304	$177,321	$3,764,482	$604,564	$17,046	$4,563,413
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive loss:
Net income	—	—	—	368,697	—	368,697
Other comprehensive loss, net of tax effects	—	—	—	—	(48,109)	(48,109)
Total comprehensive income						320,588
Cash dividends declared on common stock at $1.43 per share	—	—	—	(100,990)	—	(100,990)
Cash dividend equivalents paid on restricted stock units	—	—	—	(114)	—	(114)
Employee stock purchases	15,920	40	1,111	—	—	1,151
Stock options exercised	51,620	129	2,251	—	—	2,380
Stock issued pursuant to restricted stock units	74,878	187	(187)	—	—	—
Common stock repurchased - buyback plan	(1,185,491)	(2,964)	(93,216)	—	—	(96,180)
Common stock repurchased	(12,367)	(31)	(938)	—	—	(969)
Share-based compensation expense	—	—	19,195	—	—	19,195
Balance, September 30, 2021	69,918,037	$174,795	$3,693,622	$925,044	$(520)	$4,792,941

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$368,697	$34,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,104	31,471
Provision (recovery) for credit losses	(156,116)	217,804
Deferred income taxes	106,696	(31,577)
Gains on sale of securities, net	(100)	(15)
Share-based compensation expense	19,195	18,694
Accretion of discount related to acquired loans	(21,951)	(43,484)
Extinguishment of debt cost	11,706	—
Losses (gains) on disposal of premises and equipment	749	(514)
Gains on sale of bank properties held for sale and repossessed real estate	(1,767)	(21)
Net amortization of premiums on investment securities	28,994	13,318
Bank properties held for sale and repossessed real estate write downs	1,741	770
Fair value adjustment for loans held for sale	5,586	(5,125)
Originations and purchases of loans held for sale	(2,319,690)	(1,943,097)
Proceeds from sales of loans held for sale	2,425,783	2,079,830
Gains on sales of loans held for sale	(64,025)	(74,808)
Increase in cash surrender value of BOLI	(13,289)	(6,830)
Net change in:
Accrued interest receivable	13,629	(21,717)
Prepaid assets	(2,113)	(8,939)
Operating leases	1,943	6,037
Bank owned life insurance	(202)	(1,231)
Trading securities	(18,759)	—
Derivative assets	324,814	(40,330)
Miscellaneous other assets	(305,354)	42,018
Accrued interest payable	(575)	678
Accrued income taxes	(117,138)	(30,106)
Derivative liabilities	(319,824)	60,536
Miscellaneous other liabilities	412,277	58,345
Net cash provided by operating activities	428,011	356,103
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	150,602	23,540
Proceeds from maturities and calls of investment securities held-to-maturity	67,117	—
Proceeds from maturities and calls of investment securities available for sale	616,178	705,381
Proceeds from sales and redemptions of other investment securities	1,533	42,034
Purchases of investment securities available for sale	(2,155,507)	(1,201,855)
Purchases of investment securities held-to-maturity	(757,228)	—
Purchases of other investment securities	(1,683)	(80,513)
Net decrease (increase) in loans	881,736	(737,130)
Net cash (paid in) received from acquisitions	(39,929)	2,566,376
Recoveries of loans previously charged off	10,744	8,287
Purchase of bank owned life insurance	(206,000)	—
Purchases of premises and equipment	(25,405)	(13,009)
Proceeds from redemption and payout of bank owned life insurance policies	307	19,207
Proceeds from sale of bank properties held for sale and repossessed real estate	33,003	8,254
Proceeds from sale of premises and equipment	3,909	704
Net cash (used in) provided by investing activities	(1,420,623)	1,341,276
Cash flows from financing activities:
Net increase in deposits	2,872,210	2,174,838
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	80,070	6,436
Proceeds from borrowings	25,000	500,000
Repayment of borrowings	(100,878)	(500,005)
Common stock issuance	1,151	807
Common stock repurchases	(97,149)	(32,353)
Dividends paid	(101,104)	(64,907)
Stock options exercised	2,380	740
Net cash provided by financing activities	2,681,680	2,085,556
Net increase in cash and cash equivalents	1,689,068	3,782,935
Cash and cash equivalents at beginning of period	4,609,255	688,704
Cash and cash equivalents at end of period	$6,298,323	$4,471,639
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$42,925	$73,525
Income taxes	$115,034	$62,555
Recognition of operating lease assets in exchange for lease liabilities	$5,494	$7,054
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$34,838	$18,937,418
Other intangible assets acquired	—	140,862
Liabilities assumed	2,343	17,380,016
Net identifiable assets acquired over liabilities assumed	15,816	563,625
Common stock issued in acquisition	—	2,246,327
Real estate acquired in full or in partial settlement of loans	$2,516	$4,262

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021, should be referenced when reading these unaudited condensed consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held-to-maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held-to-maturity portfolio to determine whether a valuation account should be recorded. As of September 30, 2021 and December 31, 2020, the Company had $1.6 billion and $955.5 million, respectively, of held-to-maturity securities and no related valuation account.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2021 and December 31, 2020, the accrued interest receivables for all investment securities recorded in Other Assets were $17.0 million and $13.1 million, respectively.

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

ACL - Loans

The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. At adoption of ASU 2016-13, the Company established the incremental increase in the ACL through equity and subsequent adjustments through a provision for credit losses charged to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

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

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company’s threshold for individually-evaluated loans includes all non-accrual loans with a net book balance in excess of $1.0 million. Management will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2021 and December 31, 2020, the accrued interest receivables for loans recorded in Other Assets were $76.3 million and $93.9 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of September 30, 2021 and December 31, 2020, the liabilities recorded for expected credit losses on unfunded commitments were $28.3 million and $43.4 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Statements of Income.

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

		January 1, 2020
	As Reported Under	Pre-ASC 326	Impact of ASC 326
Dollars in thousands	ASC 326	Adoption	Adoption

Assets:
Allowance for Credit Losses on Debt Securities
Investment Securities - Available for Sale	$ 1,956,047	$ 1,956,047	$—	A
Investment Securities - Held to Maturity	—	—	—	A
Loans
Non - Acquired Loans	9,252,831	9,252,831	—
Acquired Loans	2,118,940	2,117,209	1,723	B
Allowance for Credit Losses on Loans	(111,365)	(56,927)	(54,438)	C
Deferred Tax Asset	43,955	31,316	12,639	D
Accrued Interest Receivable - Loans	30,009	28,332	1,677	B

Liabilities:
Reserve for Loan Losses - Unfunded Commitments	6,756	335	6,421	E

Equity:
Retained Earnings	635,075	679,895	(44,820)	F

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying the amending existing guidance. Some of the simplification items included are 1) simplification for intraperiod tax allocations where entities will determine the tax effect of pre-tax income or loss from continuing operations without consideration of the tax effect of other items that are not included in continuing operations, 2) simplification for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year allowing an entity to record a benefit for year-to-date loss in excess of its forecasted loss, and 3) simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company adopted ASU No. 2019-12 but it did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20. ASU 2018-14 amends ASC 715-20 to add, remove, and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and requires entities to apply the amendment on a retrospective basis. Early adoption is permitted. The Company adopted ASU No. 2018-14 but it did not have a material impact on our consolidated financial statements.

Issued But Not Yet Adopted Accounting Standards

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequently expanded the scope of ASU No. 2020-04 with the issuance of ASU No. 2021-01. This update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update were effective for all entities as of March 12, 2020 and may be applied through December 31, 2022.  An entity may elect to apply the amendments in this update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications and hedging relationships. The Company has established a LIBOR Committee and various subcommittees which are continuing to evaluate the impact of adopting ASU 2020-04 on the consolidated financial statements including evaluating all of its contracts, hedging relationships and other transactions that will be affected by reference rates that are being discontinued. The Company expects to adopt the LIBOR transition relief allowed under this standard.

Note 4 — Mergers and Acquisitions

CenterState Bank Corporation (“CSFL”)

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, of Winter Haven, Florida, the bank holding company for CenterState Bank, N.A. (“CSB”), in a stock transaction. Pursuant to the Merger Agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation, and (ii) immediately following the merger, SouthState Bank, a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank. In connection with the bank merger, CSB changed its name to “South State Bank, National Association” (hereinafter referred to as the “Bank” or “SouthState Bank”). CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.26 billion including the value of the conversion of CSFL’s outstanding warrants, stock options and restricted stock units totaling $10.3 million. During the fourth quarter 2020, the purchase price (consideration transferred) decreased by $5.2 million due to an update to the value for stock options assumed and converted in the merger from $15.5 million to $10.3 million. The stock options assumed reflect their intrinsic value based upon a Black Scholes valuation.

In the acquisition, the Company acquired $13.0 billion of loans, including Paycheck Protection Program (“PPP”) loans, at fair value, net of $239.5 million, or 1.82%, estimated discount, including a fair value adjustment of $29.8 million recorded during the third quarter 2020, to the outstanding principal balance, representing 113.9% of the Company’s total loans at December 31, 2019. Of the total loans acquired, Management identified $3.1 billion that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.

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

During the three and nine months ended September 30, 2021 and 2020, the Company incurred approximately $16.6 million and $59.6 million, respectively, and $21.6 million and $65.9 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Consolidated Statements of Income.

The CSFL transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by CSFL	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$2,566,450	$—		$—		$2,566,450
Investment securities	1,188,403	5,507	(a)	—		1,193,910
Loans held for sale	453,578	—		—		453,578
Loans, net of allowance and mark	12,969,091	(48,342)	(b)	29,834	(b)	12,950,583
Premises and equipment	308,150	2,392	(c)	2,893	(c)	313,435
Intangible assets	1,294,211	(1,163,349)	(d)	10,000	(d)	140,862
OREO and repossessed assets	10,849	(791)	(e)	(49)	(e)	10,009
Bank owned life insurance	333,053	—		—		333,053
Deferred tax asset	54,123	(8,681)	(f)	(7,820)	(f)	37,622
Other assets	967,059	(604)	(g)	(1,069)	(g)	965,386
Total assets	$20,144,967	$(1,213,868)		$33,789		$18,964,888

Liabilities
Deposits:
Noninterest-bearing	$5,291,443	$—		$—		$5,291,443
Interest-bearing	10,312,370	19,702	(h)	—		10,332,072
Total deposits	15,603,813	19,702		—		15,623,515
Federal funds purchased and securities sold under agreements to repurchase	401,546	—		—		401,546
Other borrowings	278,900	(7,401)	(i)	—		271,499
Other liabilities	977,725	(4,592)	(j)	857	(j)	973,990
Total liabilities	17,261,984	7,709		857		17,270,550
Net identifiable assets acquired over (under) liabilities assumed	2,882,983	(1,221,577)		32,932		1,694,338
Goodwill	—	600,483		(38,113)		562,370
Net assets acquired over liabilities assumed	$2,882,983	$(621,094)		$(5,181)		$2,256,708

Consideration:
SouthState Corporation common shares issued						37,271,069
Purchase price per share of the Company's common stock						$60.27

Company common stock issued ($2,246,327) and cash exchanged for fractional shares ($74)						$2,246,401
Stock option conversion						2,900
Restricted stock conversion						7,407
Fair value of total consideration transferred						$2,256,708	(k)

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

Comparative and Pro Forma Financial Information for the CSFL Acquisition

Pro-forma data for the nine months period ending September 30, 2020 listed in the table below presents pro-forma information as if the CSFL acquisition occurred at the beginning of 2020. These results combine the historical results of CSFL in the Company’s Consolidated Statement of Net Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2020.

Merger-related costs of $65.9 million from the CSFL acquisition were incurred during the nine months period ending September 30, 2020 and were excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by CSFL in 2020. The Company recorded expenses related to systems conversions and other costs of integration during the year 2020 and 2021 for the CSFL merger. The core system conversion for the CSFL merger was completed during second quarter of 2021. The expenses related to other costs of integration are expected to continue during the rest of 2021. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

Pro Forma
Nine Months Ended
(Dollars in thousands)	September 30, 2020
Total revenues (net interest income plus noninterest income)	$1,163,057
Net interest income	$799,727
Net adjusted income available to the common shareholder	$240,838
EPS - basic	$3.40
EPS - diluted	$3.38

The disclosures regarding the results of operations for CSFL subsequent to the acquisition date are omitted as this information is not practical to obtain. The majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine CSFL’s results of operation on a stand-alone basis.

Duncan-Williams, Inc. (“Duncan-Williams”)

On February 1, 2021, the Company completed its previously announced acquisition of Duncan-Williams, a 52-year-old family- and employee-owned registered broker-dealer, headquartered in Memphis, Tennessee, serving primarily institutional clients across the U.S. in the fixed income business. Duncan-Williams firm became an operating subsidiary of the Bank immediately following the transaction.

In total, the purchase price for Duncan-Williams was $48.3 million, including an additional premium of $8.0 million that is payable after three years from the date of acquisition. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $15.8 million. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Announcement of Merger between SouthState and Atlantic Capital Bancshares, Inc. (“Atlantic Capital”)

On July 23, 2021, the Company and Atlantic Capital, a Georgia corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Atlantic Capital will merge with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Surviving Entity”). Immediately following the merger, Atlantic Capital’s wholly owned banking subsidiary, Atlantic Capital Bank, N.A. will merge with and into the Company’s wholly owned banking subsidiary, South State Bank, National Association, which will continue as the surviving bank in the bank merger. The Merger Agreement was unanimously approved by the Board of Directors of the Company and Atlantic Capital, and has been approved by the Office of the Comptroller of the Currency (“OCC”). The merger is still subject to the approval by the Federal Reserve Board and Atlantic Capital’s shareholders. Under the terms of the Merger Agreement, shareholders of Atlantic Capital will receive 0.36 shares of the Company’s common stock for each share of Atlantic Capital common stock they own. The transaction is expected to close during the first quarter of 2022. At September 30, 2021, Atlantic Capital reported $4.2 billion in total assets, $2.3 billion in loans and $3.7 billion in deposits.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held-to-maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2021:
U.S. Government agencies	$87,912	$—	$(2,162)	$85,750
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,028,847	—	(19,505)	1,009,342
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	144,540	—	(4,029)	140,511
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	316,330	83	(6,586)	309,827
Small Business Administration loan-backed securities	63,856	—	(2,102)	61,754
	$1,641,485	$83	$(34,384)	$1,607,184
December 31, 2020:
U.S. Government agencies	$25,000	$1	$—	$25,001
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	632,269	1,827	(1,032)	633,064
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	75,767	405	—	76,172
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	174,506	300	(91)	174,715
Small Business Administration loan-backed securities	48,000	231	—	48,231
	$955,542	$2,764	$(1,123)	$957,183

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2021:
U.S. Government agencies	$74,336	$—	$(1,493)	$72,843
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,639,495	8,307	(17,354)	1,630,448
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	703,245	9,924	(5,041)	708,128
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,003,259	7,294	(11,265)	999,288
State and municipal obligations	720,417	13,218	(4,033)	729,602
Small Business Administration loan-backed securities	477,765	3,700	(4,065)	477,400
Corporate securities	13,522	323	—	13,845
	$4,632,039	$42,766	$(43,251)	$4,631,554
December 31, 2020:
U.S. Government agencies	$29,882	$16	$(642)	$29,256
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,351,506	16,657	(1,031)	1,367,132
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	739,797	16,579	(825)	755,551
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	229,219	10,939	(50)	240,108
State and municipal obligations	502,575	17,491	(27)	520,039
Small Business Administration loan-backed securities	401,496	4,978	(1,590)	404,884
Corporate securities	13,562	140	—	13,702
	$3,268,037	$66,800	$(4,165)	$3,330,672

During the three months ended September 30, 2021, the Company recognized gains of $680,000 and losses of $615,000 (a net gain of $65,000) from the sale of available for sale securities. During the nine months ended September 30, 2021, the Company recognized gains of $748,000 and losses of $648,000 (a net gain of $100,000) from the sale of available for sale securities. During the three and nine months ended September 30, 2020, there were gains of $469,000 and losses of $454,000 (a net gain of $15,000) from the sale of available for sale securities.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
September 30, 2021:
Federal Home Loan Bank stock	$16,283
Federal Reserve Bank stock	129,716
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	11,030
$160,592
December 31, 2020:
Federal Home Loan Bank stock	$15,083
Federal Reserve Bank stock	129,871
Investment in unconsolidated subsidiaries	4,941
Other nonmarketable investment securities	10,548
$160,443

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2021, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at September 30, 2021, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held-to-Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$10,948	$10,998
Due after one year through five years	—	—	102,771	105,345
Due after five years through ten years	141,285	137,970	752,981	757,174
Due after ten years	1,500,200	1,469,214	3,765,339	3,758,037
	$1,641,485	$1,607,184	$4,632,039	$4,631,554

Information pertaining to our securities with gross unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2021:
Securities Held-to-Maturity
U.S. Government agencies	$2,162	$85,750	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	19,505	1,009,342	—	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	4,029	140,511	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	6,586	232,991	—	—
Small Business Administration loan-backed securities	2,102	61,754	—	—
	$34,384	$1,530,348	$—	$—
Securities Available for Sale
U.S. Government agencies	$245	$49,092	$1,248	$23,752
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	14,125	1,000,634	3,229	92,550
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	5,041	157,770	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	7,684	617,854	3,581	79,540
State and municipal obligations	3,956	238,688	77	4,025
Small Business Administration loan-backed securities	2,417	134,438	1,648	116,233
	$33,468	$2,198,476	$9,783	$316,100
December 31, 2020:
Securities Held-to-Maturity
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,032	$213,146	$—	$—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	27,445	—	—
	$1,123	$240,591	$—	$—
Securities Available for Sale
U.S. Government agencies	$642	$24,358	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,031	260,411	—	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	825	140,333	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	46	13,594	4	871
State and municipal obligations	27	8,620	—	—
Small Business Administration loan-backed securities	573	94,981	1,017	104,254
	$3,144	$542,297	$1,021	$105,125

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by GNMA, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of September 30, 2021 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

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

Note 6 — Loans

The following is a summary of total loans:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Loans:
Construction and land development (1)	$2,032,731	$1,890,846
Commercial non-owner occupied (3)	6,368,784	6,152,246
Commercial owner occupied real estate	4,988,490	4,832,697
Consumer owner occupied (2, 3)	3,569,791	3,682,667
Home equity loans	1,163,776	1,292,141
Commercial and industrial	3,959,726	5,046,310
Other income producing property (3)	762,408	854,900
Consumer	912,445	894,334
Other loans	30,798	17,993
Total loans	23,788,949	24,664,134
Less allowance for credit losses	(314,144)	(457,309)
Loans, net	$23,474,805	$24,206,825
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.
(3)	As a result of the conversion of legacy CenterState’s core system to the Company’s core system completed during the second quarter of 2021, several loans were reclassified to conform with the Company’s current loan segmentation, most notably residential investment loans which were reclassed from Consumer Owner Occupied to Other Income Producing Property, and some multi-family loans that were reclassified from Other Income Producing Property to Commercial Non-Owner Occupied. Prior period loan balances presented above were revised to conform with the current loan segmentation.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the periods September 30, 2021 and December 31, 2020, to include net deferred costs of $2.3 million compared to net deferred fees of $35.6 million, respectively, and unamortized discount total related to loans acquired of $75.7 million and $97.7 million, respectively. Accrued interest receivables (AIR) of $76.3 million and $93.9 million, respectively, are accounted for separately and reported in other assets for the periods September 30, 2021 and December 31, 2020.

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$377,008	$438,470	$292,017	$56,751	$25,850	$57,896	$81,085	$1,329,077
Special mention	530	22,102	2,240	432	1,600	2,266	489	29,659
Substandard	1,056	1,597	2,340	414	557	2,658	378	9,000
Doubtful	—	—	—	—	—	7	—	7
Total Construction and land development	$378,594	$462,169	$296,597	$57,597	$28,007	$62,827	$81,952	$1,367,743

Commercial non-owner occupied
Risk rating:
Pass	$1,167,694	$789,696	$966,437	$700,812	$527,155	$1,525,049	$105,413	$5,782,256
Special mention	10,793	40,062	54,369	103,747	43,820	120,378	27	373,196
Substandard	599	170	86,001	17,570	31,237	77,614	95	213,286
Doubtful	—	—	—	—	—	46	—	46
Total Commercial non-owner occupied	$1,179,086	$829,928	$1,106,807	$822,129	$602,212	$1,723,087	$105,535	$6,368,784

Commercial Owner Occupied
Risk rating:
Pass	$737,933	$803,398	$929,557	$612,697	$499,342	$1,155,376	$63,823	$4,802,126
Special mention	4,621	4,426	5,696	11,969	19,016	58,656	81	104,465
Substandard	6,553	2,814	8,982	3,395	13,408	46,656	65	81,873
Doubtful	—	1	—	—	—	25	—	26
Total commercial owner occupied	$749,107	$810,639	$944,235	$628,061	$531,766	$1,260,713	$63,969	$4,988,490

Commercial and industrial
Risk rating:
Pass	$1,160,453	$730,547	$404,385	$296,118	$195,771	$241,506	$874,108	$3,902,888
Special mention	2,002	2,002	1,028	1,453	5,963	6,019	4,249	22,716
Substandard	654	6,306	8,609	2,776	2,782	4,742	8,214	34,083
Doubtful	—	—	1	2	3	32	1	39
Total commercial and industrial	$1,163,109	$738,855	$414,023	$300,349	$204,519	$252,299	$886,572	$3,959,726

Other income producing property
Risk rating:
Pass	$82,700	$84,674	$80,744	$89,206	$71,845	$169,621	$63,534	$642,324
Special mention	616	1,926	1,422	767	1,039	14,477	301	20,548
Substandard	1,200	520	306	240	633	12,636	47	15,582
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$84,516	$87,120	$82,472	$90,213	$73,517	$196,740	$63,882	$678,460

Consumer owner occupied
Risk rating:
Pass	$1,641	$6,267	$2,424	$89	$64	$2,075	$17,395	$29,955
Special mention	1,233	109	2,432	83	—	5	100	3,962
Substandard	—	17	239	—	—	225	—	481
Doubtful	—	—	—	—	—	145	—	145
Total Consumer owner occupied	$2,874	$6,393	$5,095	$172	$64	$2,450	$17,495	$34,543

Other loans
Risk rating:
Pass	$30,798	$—	$—	$—	$—	$—	$—	$30,798
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$30,798	$—	$—	$—	$—	$—	$—	$30,798

Total Commercial Loans
Risk rating:
Pass	$3,558,227	$2,853,052	$2,675,564	$1,755,673	$1,320,027	$3,151,523	$1,205,358	$16,519,424
Special mention	19,795	70,627	67,187	118,451	71,438	201,801	5,247	554,546
Substandard	10,062	11,424	106,477	24,395	48,617	144,531	8,799	354,305
Doubtful	—	1	1	2	3	261	1	269
Total Commercial Loans	$3,588,084	$2,935,104	$2,849,229	$1,898,521	$1,440,085	$3,498,116	$1,219,405	$17,428,544

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$457,425	$410,075	$127,187	$79,345	$41,018	$52,889	$15,502	$1,183,441
Special mention	20,912	5,668	707	1,757	1,815	7,293	—	38,152
Substandard	389	2,800	763	2,087	201	3,669	—	9,909
Doubtful	—	—	—	—	—	8	—	8
Total Construction and land development	$478,726	$418,543	$128,657	$83,189	$43,034	$63,859	$15,502	$1,231,510

Commercial non-owner occupied
Risk rating:
Pass	$838,646	$1,108,164	$878,172	$677,803	$723,745	$1,253,710	$58,021	$5,538,261
Special mention	42,492	76,890	111,466	44,790	38,983	131,015	—	445,636
Substandard	1,351	49,662	7,497	27,224	39,424	43,187	—	168,345
Doubtful	—	—	—	—	—	4	—	4
Total Commercial non-owner occupied	$882,489	$1,234,716	$997,135	$749,817	$802,152	$1,427,916	$58,021	$6,152,246

Commercial Owner Occupied
Risk rating:
Pass	$804,895	$957,412	$719,111	$601,471	$455,065	$1,041,668	$42,239	$4,621,861
Special mention	6,993	15,984	13,021	14,457	13,597	48,775	21	112,848
Substandard	5,729	4,185	4,690	20,122	15,093	48,127	36	97,982
Doubtful	1	—	—	—	—	5	—	6
Total commercial owner occupied	$817,618	$977,581	$736,822	$636,050	$483,755	$1,138,575	$42,296	$4,832,697

Commercial and industrial
Risk rating:
Pass	$2,723,320	$595,310	$450,238	$308,442	$223,532	$419,555	$247,169	$4,967,566
Special mention	1,566	3,273	3,031	7,165	2,496	25,727	9,368	52,626
Substandard	347	1,070	6,202	7,718	2,808	5,723	2,240	26,108
Doubtful	—	2	1	3	3	1	—	10
Total commercial and industrial	$2,725,233	$599,655	$459,472	$323,328	$228,839	$451,006	$258,777	$5,046,310

Other income producing property
Risk rating:
Pass	$100,126	$117,860	$116,570	$95,506	$57,654	$171,572	$48,116	$707,404
Special mention	3,531	2,645	1,901	1,655	1,738	17,188	292	28,950
Substandard	1,071	1,281	997	539	488	19,382	65	23,823
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$104,728	$121,786	$119,468	$97,700	$59,880	$208,148	$48,473	$760,183

Consumer owner occupied
Risk rating:
Pass	$7,590	$3,527	$356	$339	$1,076	$1,290	$15,502	$29,680
Special mention	130	3,581	249	62	—	124	338	4,484
Substandard	113	387	142	—	5	326	—	973
Doubtful	—	—	—	—	—	—	—	—
Total Consumer owner occupied	$7,833	$7,495	$747	$401	$1,081	$1,740	$15,840	$35,137

Other loans
Risk rating:
Pass	$17,993	$—	$—	$—	$—	$—	$—	$17,993
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$17,993	$—	$—	$—	$—	$—	$—	$17,993

Total Commercial Loans
Risk rating:
Pass	$4,949,995	$3,192,348	$2,291,634	$1,762,906	$1,502,090	$2,940,684	$426,549	$17,066,206
Special mention	75,624	108,041	130,375	69,886	58,629	230,122	10,019	682,696
Substandard	9,000	59,385	20,291	57,690	58,019	120,414	2,341	327,140
Doubtful	1	2	1	3	3	24	—	34
Total Commercial Loans	$5,034,620	$3,359,776	$2,442,301	$1,890,485	$1,618,741	$3,291,244	$438,909	$18,076,076

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following tables present the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$847,923	$744,512	$465,003	$286,721	$269,570	$906,571	$—	$3,520,300
30 days past due	—	818	259	281	441	2,439	—	4,238
60 days past due	—	804	—	61	—	1,281	—	2,146
90 days past due	235	—	968	533	447	6,381	—	8,564
Total Consumer owner occupied	$848,158	$746,134	$466,230	$287,596	$270,458	$916,672	$—	$3,535,248

Home equity loans
Days past due:
Current	$6,014	$5,948	$5,831	$3,254	$1,261	$27,762	$1,107,937	$1,158,007
30 days past due	56	74	95	243	—	485	1,231	2,184
60 days past due	75	16	1	80	—	164	662	998
90 days past due	—	40	74	182	53	2,068	170	2,587
Total Home equity loans	$6,145	$6,078	$6,001	$3,759	$1,314	$30,479	$1,110,000	$1,163,776

Consumer
Days past due:
Current	$265,225	$190,353	$142,106	$78,492	$41,336	$163,083	$27,531	$908,126
30 days past due	137	110	128	238	80	753	114	1,560
60 days past due	53	44	104	94	23	907	4	1,229
90 days past due	—	80	105	160	298	887	—	1,530
Total consumer	$265,415	$190,587	$142,443	$78,984	$41,737	$165,630	$27,649	$912,445

Construction and land development
Days past due:
Current	$280,948	$294,601	$46,593	$15,793	$9,569	$16,910	$162	$664,576
30 days past due	—	—	—	—	—	207	—	207
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	39	—	—	166	—	205
Total Construction and land development	$280,948	$294,601	$46,632	$15,793	$9,569	$17,283	$162	$664,988

Other income producing property
Days past due:
Current	$17,482	$5,675	$5,218	$5,626	$6,031	$41,419	$1,452	$82,903
30 days past due	—	—	—	—	—	17	—	17
60 days past due	—	—	—	—	109	—	—	109
90 days past due	—	—	—	—	673	246	—	919
Total other income producing property	$17,482	$5,675	$5,218	$5,626	$6,813	$41,682	$1,452	$83,948

Total Consumer Loans
Days past due:
Current	$1,417,592	$1,241,089	$664,751	$389,886	$327,767	$1,155,745	$1,137,082	$6,333,912
30 days past due	193	1,002	482	762	521	3,901	1,345	8,206
60 days past due	128	864	105	235	132	2,352	666	4,482
90 days past due	235	120	1,186	875	1,471	9,748	170	13,805
Total Consumer Loans	$1,418,148	$1,243,075	$666,524	$391,758	$329,891	$1,171,746	$1,139,263	$6,360,405

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans	$5,006,232	$4,178,179	$3,515,753	$2,290,279	$1,769,976	$4,669,655	$2,358,875	$23,788,949

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$759,525	$615,142	$471,224	$446,996	$351,859	$960,330	$—	$3,605,076
30 days past due	4,933	7,744	2,776	2,070	3,203	9,294	—	30,020
60 days past due	—	350	1,222	486	103	2,710	—	4,871
90 days past due	—	176	264	994	875	5,254	—	7,563
Total Consumer owner occupied	$764,458	$623,412	$475,486	$450,546	$356,040	$977,588	$—	$3,647,530

Home equity loans
Days past due:
Current	$7,654	$6,694	$7,670	$658	$398	$30,039	$1,231,510	$1,284,623
30 days past due	134	52	—	79	—	272	2,324	2,861
60 days past due	—	—	—	—	—	116	418	534
90 days past due	155	93	—	157	330	1,886	1,502	4,123
Total Home equity loans	$7,943	$6,839	$7,670	$894	$728	$32,313	$1,235,754	$1,292,141

Consumer
Days past due:
Current	$291,305	$201,330	$115,203	$62,485	$38,272	$147,101	$32,874	$888,570
30 days past due	105	473	454	224	29	1,043	23	2,351
60 days past due	68	143	93	61	37	376	47	825
90 days past due	73	195	272	185	100	1,663	100	2,588
Total consumer	$291,551	$202,141	$116,022	$62,955	$38,438	$150,183	$33,044	$894,334

Construction and land development
Days past due:
Current	$370,457	$163,728	$63,521	$18,530	$4,497	$25,399	$—	$646,132
30 days past due	6,172	3,660	161	—	2,255	184	—	12,432
60 days past due	282	—	438	—	—	—	—	720
90 days past due	—	—	—	—	—	52	—	52
Total Construction and land development	$376,911	$167,388	$64,120	$18,530	$6,752	$25,635	$—	$659,336

Other income producing property
Days past due:
Current	$7,941	$7,073	$8,828	$8,946	$6,872	$51,554	$2,709	$93,923
30 days past due	—	—	—	—	—	240	—	240
60 days past due	—	—	—	135	—	196	—	331
90 days past due	—	—	—	—	—	223	—	223
Total other income producing property	$7,941	$7,073	$8,828	$9,081	$6,872	$52,213	$2,709	$94,717

Total Consumer Loans
Days past due:
Current	$1,436,882	$993,967	$666,446	$537,615	$401,898	$1,214,423	$1,267,093	$6,518,324
30 days past due	11,344	11,929	3,391	2,373	5,487	11,033	2,347	47,904
60 days past due	350	493	1,753	682	140	3,398	465	7,281
90 days past due	228	464	536	1,336	1,305	9,078	1,602	14,549
Total Consumer Loans	$1,448,804	$1,006,853	$672,126	$542,006	$408,830	$1,237,932	$1,271,507	$6,588,058

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Total Loans	$6,483,424	$4,366,629	$3,114,426	$2,432,488	$2,027,571	$4,529,180	$1,710,416	$24,664,134

The following table presents an aging analysis of past due accruing loans, segregated by class. As noted previously, prior period loan balances presented below reflect the loan reclassifications resulting from the system’s conversion completed during the second quarter of 2021.

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
September 30, 2021
Construction and land development	$1,696	$426	$—	$2,122	$2,028,752	$1,857	$2,032,731
Commercial non-owner occupied	4,418	1,197	—	5,615	6,343,071	20,098	6,368,784
Commercial owner occupied	11,261	1,380	894	13,535	4,955,348	19,607	4,988,490
Consumer owner occupied	2,097	610	—	2,707	3,542,758	24,326	3,569,791
Home equity loans	1,509	837	—	2,346	1,152,838	8,592	1,163,776
Commercial and industrial	38,439	10,234	876	49,549	3,904,489	5,688	3,959,726
Other income producing property	2,333	386	48	2,767	755,696	3,945	762,408
Consumer	1,368	785	—	2,153	906,022	4,270	912,445
Other loans	—	—	—	—	30,798	—	30,798
	$63,121	$15,855	$1,818	$80,794	$23,619,772	$88,383	$23,788,949
December 31, 2020
Construction and land development	$520	$1,142	$—	$1,662	$1,886,763	$2,421	$1,890,846
Commercial non-owner occupied	188	372	471	1,031	6,145,745	5,470	6,152,246
Commercial owner occupied	2,900	840	—	3,740	4,802,898	26,059	4,832,697
Consumer owner occupied	1,165	3,294	34	4,493	3,649,697	28,477	3,682,667
Home equity loans	1,805	481	—	2,286	1,279,929	9,926	1,292,141
Commercial and industrial	10,979	22,089	10,864	43,932	4,993,160	9,218	5,046,310
Other income producing property	897	338	278	1,513	845,844	7,543	854,900
Consumer	1,718	818	4	2,540	885,720	6,074	894,334
Other loans	13	6	—	19	17,974	—	17,993
	$20,185	$29,380	$11,651	$61,216	$24,507,730	$95,188	$24,664,134

The following table is a summary of information pertaining to nonaccrual loans by class, including restructured loans. Prior period loan balances presented below reflect the loan reclassifications resulting from the system’s conversion completed during the second quarter of 2021.

	December 31,	September 30,	Greater than	Non-accrual
(Dollars in thousands)	2020	2021	90 Days Accruing(1)	with no allowance(1)
Construction and land development	$2,421	$1,857	$—	$522
Commercial non-owner occupied	5,470	20,098	—	9,334
Commercial owner occupied real estate	26,059	19,607	894	10,142
Consumer owner occupied	28,477	24,326	—	91
Home equity loans	9,926	8,592	—	50
Commercial and industrial	9,218	5,688	876	190
Other income producing property	7,543	3,945	48	219
Consumer	6,074	4,270	—	—
Total loans on nonaccrual status	$95,188	$88,383	$1,818	$20,548
(1)	– Greater than 90 days accruing and non-accrual with no allowance loans at September 30, 2021.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		September 30,	Collateral
(Dollars in thousands)	2020	Coverage	%	2021	Coverage	%
Commercial owner occupied real estate
Office	$1,076	$1,485	138%	$—	$—
Retail	4,849	5,490	113%	4,490	5,760	128%
Other	1,010	1,075	106%	4,716	5,490	116%
Commercial non-owner occupied real estate
Hotel	—	—		2,296	3,690	161%
Other	—	—		7,037	9,630	137%
Total collateral dependent loans	$6,935	$8,050		$18,539	$24,570

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. During the second quarter of 2020, the Bank increased the threshold limit for loans individually evaluated from $500,000 to $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $11.6 million during the nine months ended September 30, 2021.

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

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the three and nine month periods ending September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Commercial owner occupied	—	$—	$—	1	$4,637	$4,637
Commercial and industrial	—	—	—	2	336	336
Other income producing property	—	—	—	1	61	61
Total interest rate modifications	—	$—	$—	4	$5,034	$5,034
Term modification
Commercial owner occupied	—	—	—	1	185	185
Consumer owner occupied	—	—	—	1	72	72
Commercial and industrial	—	—	—	2	295	295
Consumer	—	—	—	3	120	120
Total term modifications	—	$—	$—	7	$672	$672
	—	$—	$—	11	$5,706	$5,706

	Nine Months Ended September 30,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Construction and land development	—	$—	$—	2	$99	$99
Commercial owner occupied	—	—	—	2	5,842	5,842
Consumer owner occupied	—	—	—	1	29	29
Commercial and industrial	—	—	—	8	859	859
Other income producing property	1	212	212	1	61	61
Total interest rate modifications	1	$212	$212	14	$6,890	$6,890
Term modification
Commercial owner occupied	—	$—	$—	1	$185	$185
Consumer owner occupied	—	—	—	5	591	591
Home equity loans	—	—	—	1	51	51
Commercial and industrial	1	38	38	3	563	563
Consumer	—	—	—	3	120	120
Total term modifications	1	$38	$38	13	$1,510	$1,510
	2	$250	$250	27	$8,400	$8,400

At September 30, 2021 and 2020, the balance of accruing TDRs was $14.4 million and $16.2 million, respectively. The Company had $447,000 and $1.6 million remaining availability under commitments to lend additional funds on restructured loans at September 30, 2021 and 2020. The amount of specific reserve associated with restructured loans was $1.7 million and $1.2 million at September 30, 2021 and 2020, respectively.

The following table presents the changes in status of loans restructured within the previous 12 months as of September 30, 2021 by type of concession. The subsequent default noted below resulted in no change to reserves on the individually evaluated loan .

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	3	$1,223	—	$—	1	$50
Term modification	2	257	—	—	—	—
	5	$1,480	—	$—	1	$50

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended September 30, 2021
Allowance for credit losses:
Balance at end of period June 30, 2021	$55,820	$825	$14,550	$4,488	$45,488	$25,697	$5,883	$1,063	$75,492	$90,404	$30,691	$350,401
Charge-offs	(15)	—	(149)	—	—	(2,366)	—	—	(4)	(241)	(1,072)	(3,847)
Recoveries	332	48	720	2	748	577	—	—	332	173	869	3,801
Net (charge offs) recoveries	317	48	571	2	748	(1,789)	—	—	328	(68)	(203)	(46)
(Recovery) provision (1)	(4,587)	(174)	(204)	295	(10,337)	332	(1,299)	(554)	(10,611)	(7,458)	(1,614)	(36,211)
Balance at end of period September 30, 2021	$51,550	$699	$14,917	$4,785	$35,899	$24,240	$4,584	$509	$65,209	$82,878	$28,874	$314,144

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$48,411	$699	$13,307	$4,756	$35,893	$21,509	$4,584	$509	$62,969	$79,302	$25,789	$297,728
Individually evaluated	77	—	959	—	6	—	—	—	377	—	307	1,726
Total quantitative allowance	48,488	699	14,266	4,756	35,899	21,509	4,584	509	63,346	79,302	26,096	299,454
Qualitative allowance	3,062	—	651	29	—	2,731	—	—	1,863	3,576	2,778	14,690
Balance at end of period September 30, 2021	$51,550	$699	$14,917	$4,785	$35,899	$24,240	$4,584	$509	$65,209	$82,878	$28,874	$314,144

Three Months Ended September 30, 2020
Allowance for credit losses:
Balance at beginning of period June 30, 2020	$67,342	$1,081	$26,623	$9,439	$33,912	$20,170	$7,792	$4,075	$90,206	$129,958	$44,010	$434,608
FMV Adjustment to Initial PCD Allowance	29	—	—	—	—	—	—	—	(1,255)	3	(319)	(1,542)
Adjusted CECL balance	$67,371	$1,081	$26,623	$9,439	$33,912	$20,170	$7,792	$4,075	$88,951	$129,961	$43,691	$433,066
Charge-offs	(90)	—	(297)	—	(38)	(1,393)	—	—	(458)	(578)	(1,788)	(4,642)
Recoveries	289	100	365	79	221	602	8	—	457	234	1,693	4,048
Net (charge offs) recoveries	199	100	68	79	183	(791)	8	—	(1)	(344)	(95)	(594)
Provision (recovery) (1)	(5,351)	253	(5,584)	(4,151)	29,756	4,577	767	(2,641)	4,830	(9,181)	(5,588)	7,687
Balance at end of period September 30, 2020	$62,219	$1,434	$21,107	$5,367	$63,851	$23,956	$8,567	$1,434	$93,780	$120,436	$38,008	$440,159

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$60,377	$1,477	$18,868	$5,132	$66,087	$19,276	$8,567	$603	$95,399	$121,403	$29,745	$426,934
Individually evaluated	115	—	73	—	8	2	—	—	961	5	7	1,171
Total quantitative allowance	60,492	1,477	18,941	5,132	66,095	19,278	8,567	603	96,360	121,408	29,752	428,105
Qualitative allowance	1,727	(43)	2,166	235	(2,244)	4,678	—	831	(2,580)	(972)	8,256	12,054
Balance at end of period September 30, 2020	$62,219	$1,434	$21,107	$5,367	$63,851	$23,956	$8,567	$1,434	$93,780	$120,436	$38,008	$440,159
(1)	A negative provision (recovery) for credit losses of $(2.7) million was recorded during the third quarter of 2021, compared to an additional provision for credit losses of $22.1 million recorded during the third quarter of 2020 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Nine Months Ended September 30, 2021
Allowance for credit losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(204)	—	(835)	—	(87)	(6,001)	—	—	(2,052)	(776)	(2,928)	(12,883)
Recoveries	1,103	131	1,903	3	1,178	1,618	3	—	796	905	3,104	10,744
Net recoveries (charge offs)	899	131	1,068	3	1,091	(4,383)	3	—	(1,256)	129	176	(2,139)
Provision (benefit) (1)	(12,910)	(670)	(2,849)	(132)	(32,389)	2,061	(3,306)	(1,001)	(30,639)	(41,672)	(17,519)	(141,026)
Balance at end of period September 30, 2021	$51,550	$699	$14,917	$4,785	$35,899	$24,240	$4,584	$509	$65,209	$82,878	$28,874	$314,144

Nine Months Ended September 30, 2020
Allowance for credit losses:
Balance at beginning of period January 1, 2020	$6,128	$15	$4,327	$815	$6,211	$4,350	$1,557	$956	$10,879	$15,219	$6,470	$56,927
Impact of Adoption	5,455	11	3,849	779	5,588	3,490	1,391	914	9,505	13,898	6,150	51,030
Initial PCD Allowance	406	3	289		351	669	97		898	656	39	3,408
Adjusted CECL balance, January 1, 2020	$11,989	$29	$8,465	$1,594	$12,150	$8,509	$3,045	$1,870	$21,282	$29,773	$12,659	$111,365
Impact of merger on provision for non-PCD loans	16,712	226	4,227	4,893	7,673	3,836	1,212	919	25,393	35,067	9,284	109,442
Initial PCD Allowance	29,935	804	5,119	1,302	6,035	6,120	902	1,003	34,077	45,787	18,320	149,404
Charge-offs	(473)	(24)	(978)	(31)	(212)	(4,301)	—	—	(1,081)	(601)	(2,595)	(10,296)
Recoveries	876	246	988	83	1,070	1,498	63	—	885	287	2,291	8,287
Net charge offs	403	222	10	52	858	(2,803)	63	—	(196)	(314)	(304)	(2,009)
Provision (benefit) (1)	3,180	153	3,286	(2,474)	37,135	8,294	3,345	(2,358)	13,224	10,123	(1,951)	71,957
Balance at end of period September 30, 2020	$62,219	$1,434	$21,107	$5,367	$63,851	$23,956	$8,567	$1,434	$93,780	$120,436	$38,008	$440,159
(1)	A negative provision (recovery) for credit losses of $(15.1) million was recorded during the first nine months of 2021, compared to an additional provision for credit losses of $36.4 million, of which, $9.6 million was from the initial impact from the merger with CSFL, recorded during the first nine months of 2020 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of information pertaining to OREO and Bank Premises Held for Sale:

Nine Months Ended September 30,
(Dollars in thousands)	2021
Balance, December 31, 2020	$47,920
Measurement period adjustment pertaining to CSFL acquisition	(1,226)
Additions	5,045
Write-downs	(1,741)
Sold	(31,235)
Balance, September 30, 2021	$18,763
Other Real Estate Owned at September 30, 2021	$3,687
Bank Premises Held for Sale at September 30, 2021	$15,076

Nine Months Ended September 30,
2020
Balance, December 31, 2019	$11,964
Acquired in the CSFL acquisition	28,311
Additions	6,711
Write-downs	(770)
Sold	(8,232)
Balance, September 30, 2020	$37,984
Other Real Estate Owned at September 30, 2020	$13,480
Bank Premises Held for Sale at September 30, 2020	$24,504

At September 30, 2021, there were a total of 23 properties included in OREO compared to 42 properties at December 31, 2020. At September 30, 2021, there were a total of 15 properties included in bank premises held for sale which compares to 33 properties included in premises held for sale, at December 31, 2020. At September 30, 2021, we had $446,000 in residential real estate included in OREO and $3.5 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of September 30, 2021 and December 31, 2020, we had operating right-of-use (“ROU”) assets of $110.9 million and $113.4 million, respectively, and operating lease liabilities of $116.4 million and $118.3 million, respectively. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 23 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The Company also holds a small number of finance leases assumed in connection to the CSFL merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Lease Cost Components:
Amortization of ROU assets - finance leases	$117	$125	$350	$172
Interest on lease liabilities - finance leases	14	19	43	24
Operating lease cost (cost resulting from lease payments)	4,292	4,557	12,977	9,873
Short-term lease cost	116	253	327	450
Variable lease cost (cost excluded from lease payments)	783	370	2,073	739
Total lease cost	$5,322	$5,324	$15,770	$11,258
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$14	$19	$43	$27
Finance lease - financing cash flows	107	109	320	150
Operating lease - operating cash flows (fixed payments)	4,127	4,307	12,440	8,763
Operating lease - operating cash flows (net change asset/liability)	(3,215)	(3,290)	(9,691)	(5,968)
New ROU assets - operating leases	4,196	1,475	5,494	41,211
New ROU assets - finance leases	—	—	—	5,374
Weighted - average remaining lease term (years) - finance leases			6.66	7.66
Weighted - average remaining lease term (years) - operating leases			10.96	11.60
Weighted - average discount rate - finance leases			1.7%	1.7%
Weighted - average discount rate - operating leases			3.3%	3.3%

Operating lease payments due:
2021 (excluding the nine months ended September 30, 2021)			$4,081
2022			15,550
2023			14,856
2024			13,125
2025			11,597
Thereafter			82,061
Total undiscounted cash flows			141,270
Discount on cash flows			(24,909)
Total operating lease liabilities			$116,361

As of September 30, 2021, we determined that the number and dollar amount of our equipment leases was immaterial. As of September 30, 2021, we have additional operating leases that have not yet commenced of $0.4 million. These operating leases will commence in the fourth quarter of 2021 with a lease term of 10 years.

Note 10 — Deposits

Our total deposits are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Non-interest bearing checking	$11,333,881	$9,711,338
Interest-bearing checking	7,920,236	6,955,575
Savings	3,201,543	2,694,011
Money market	8,110,162	7,584,353
Time deposits	2,994,736	3,748,605
Total deposits	$33,560,558	$30,693,882

At September 30, 2021 and December 31, 2020, we had $658.2 million and $814.2 million in certificates of deposits of $250,000 and greater, respectively. At September 30, 2021 and December 31, 2020, the Company held $325.1 million and $600.0 in traditional, out-of-market brokered deposits, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2020, we did not pay a discretionary matching contribution in the first quarter of 2021. Currently, we expect the same terms in the employees’ savings plan for 2021. As a result of the recent CSFL merger, all former CSFL employees became eligible to participate in the Company’s 401(k) plan as of legal close in June 2020. CSFL’s existing 401(k) plan balances merged into the Company’s 401(k) plan at the beginning of the year 2021. We expensed $3.7 million and $11.8 million, respectively, for the three and nine months ended September 30, 2021 and $3.5 million and $7.8 million, respectively, for three and nine months ended September 30, 2020 related to the Company’s savings plan.

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

Note 12 — Earnings Per Share

Basic earnings per shares are calculated by dividing net income by the weighted-average shares of common stock outstanding during each period, excluding non-vested restricted shares. Our diluted earnings per share are based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted stock units. Stock options and unvested restricted stock units are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. The weighted-average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2021	2020	2021	2020
Basic earnings per common share:
Net income	$122,788	$95,221	$368,697	$34,396
Weighted-average basic common shares	70,066	70,905	70,643	49,330
Basic earnings per common share	$1.75	$1.34	$5.22	$0.70
Diluted earnings per common share:
Net income	$122,788	$95,221	$368,697	$34,396
Weighted-average basic common shares	70,066	70,905	70,643	49,330
Effect of dilutive securities	510	171	465	306
Weighted-average dilutive shares	70,576	71,076	71,108	49,636
Diluted earnings per common share	$1.74	$1.34	$5.19	$0.69

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2021			2020			2021			2020
Number of shares			57,169			141,116			60,546			136,844
Range of exercise prices	$87.30	to	$91.35	$52.28	to	$91.35	$87.30	to	$91.35	$61.42	to	$91.35

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

Activity in our stock option plans for 2004, 2012, 2019 and 2020 as well as stock options assumed from the CSFL merger is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2021	256,425	$59.01
Exercised	(51,620)	46.13
Forfeited	(6,107)	86.45
Outstanding at September 30, 2021	198,698	61.52	4.07	$3,554
Exercisable at September 30, 2021	198,698	61.52	4.07	$3,554

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first nine months of 2021. Because all outstanding stock options had vested as of December 31, 2020, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested for the nine months ended September 30, 2021. The intrinsic value of stock option shares exercised for the nine months ended September 30, 2021 was $1.9 million.

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

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2021	11,004	$59.42
Vested	(4,168)	52.95
Nonvested at September 30, 2021	6,836	$63.37

As of September 30, 2021, there was $206,440 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.71 years as of September 30, 2021. The total fair value of shares vested during the nine months ended September 30, 2021 was $220,696.

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

Outstanding RSUs for the nine months ended September 30, 2021 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2021	750,821	$60.88
Granted	298,338	81.16
Vested	(74,934)	60.47
Forfeited	(10,126)	62.37
Outstanding at September 30, 2021	964,099	$67.27

As of September 30, 2021, there was $32.5 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.8 years as of September 30, 2021. The total fair value of RSUs vested and released during the nine months ended September 30, 2021 was $4.5 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2021, commitments to extend credit and standby letters of credit totaled $7.0 billion. As of September 30, 2021, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $28.3 million and recorded on the Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Management, as of September 30, 2021, any such liability is not expected to have a material effect on our consolidated financial statements.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be individually evaluated for impairment if it no longer shares similar risk characteristics with other pooled loans and an ACL may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment using estimated fair value methodologies. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2021, approximately one third of the impaired loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Impaired loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021:
Assets
Derivative financial instruments	$489,085	$—	$489,085	$—
Loans held for sale	242,813	—	242,813	—
Trading securities	61,294	—	61,294	—
Securities available for sale:
U.S. Government agencies	72,843	—	72,843	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,630,448	—	1,630,448	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	708,128	—	708,128	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	999,288	—	999,288	—
State and municipal obligations	729,602	—	729,602	—
Small Business Administration loan-backed securities	477,400	—	477,400	—
Corporate securities	13,845	—	13,845	—
Total securities available for sale	4,631,554	—	4,631,554	—
Mortgage servicing rights	60,922	—	—	60,922
	$5,485,668	$—	$5,424,746	$60,922
Liabilities
Derivative financial instruments	$485,007	$—	$485,007	$—

December 31, 2020:
Assets
Derivative financial instruments	$813,899	$—	$813,899	$—
Loans held for sale	290,467	—	290,467	—
Trading securities	10,674	—	10,674	—
Securities available for sale:
U.S. Government agencies	29,256	—	29,256	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,367,132	—	1,367,132	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	755,551	—	755,551	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	240,108	—	240,108	—
State and municipal obligations	520,039	—	520,039	—
Small Business Administration loan-backed securities	404,884	—	404,884	—
Corporate securities	13,702	—	13,702	—
Total securities available for sale	3,330,672	—	3,330,672	—
Mortgage servicing rights	43,820	—	—	43,820
	$4,489,532	$—	$4,445,712	$43,820
Liabilities
Derivative financial instruments	$804,832	$—	$804,832	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2021. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2021 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2021	$43,820	$—
Servicing assets that resulted from transfers of financial assets	20,835	—
Changes in fair value due to valuation inputs or assumptions	3,653	—
Changes in fair value due to decay	(7,386)	—
Fair value , September 30, 2021	$60,922	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2021.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021:
OREO	$3,687	$—	$—	$3,687
Bank property held for sale	15,076	—	—	15,076
Impaired loans	18,225	—	—	18,225
December 31, 2020:
OREO	$11,914	$—	$—	$11,914
Bank property held for sale	36,006	—	—	36,006
Impaired loans	17,609	—	—	17,609

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			September 30,	December 31,
	Valuation Technique	Unobservable Input	2021	2020
Nonrecurring measurements:
Impaired loans	Discounted appraisals and discounted cash flows	Collateral discounts	5%	5%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	26%	14%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2021 and December 31, 2020. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities — Securities available for sale are valued at quoted market prices or dealer quotes. Securities held-to-maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 5—Investment Securities for additional information, as well as page 38 regarding fair value.

Loans held for sale — The fair values disclosed for loans held for sale are based on commitments from investors for loans with similar characteristics.

Loans — The fair value of loans is based on an exit price. To estimate an exit price, all loans (fixed and variable) are being valued with a discounted cash flow analyses for loans that includes our estimate of future credit losses expected to be incurred over the life of the loans. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are estimated using discounted cash flow analyses based on our current rates offered for new loans of the same type, structure and credit quality. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses-using interest rates we currently offer for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using a discounted cash flow analysis.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2021
Financial assets:
Cash and cash equivalents	$6,298,323	$6,298,323	$6,298,323	$—	$—
Trading securities	61,294	61,294	—	61,294	—
Investment securities	6,433,631	6,399,330	160,592	6,238,738	—
Loans held for sale	242,813	242,813	—	242,813	—
Loans, net of allowance for loan losses	23,474,805	23,741,241	—	—	23,741,241
Accrued interest receivable	93,524	93,524	—	16,984	76,540
Mortgage servicing rights	60,922	60,922	—	—	60,922
Interest rate swap - non-designated hedge	480,600	480,600	—	480,600	—
Other derivative financial instruments (mortgage banking related)	8,485	8,485	—	8,485	—
Financial liabilities:
Deposits	33,560,558	33,561,012	—	33,561,012	—
Federal funds purchased and securities sold under agreements to repurchase	859,736	859,736	—	859,736	—
Other borrowings	326,807	331,707	—	331,707	—
Accrued interest payable	6,529	6,529	—	6,529	—
Interest rate swap - non-designated hedge	482,104	482,104	—	482,104	—
Other derivative financial instruments (mortgage banking related)	2,903	2,903	—	2,903	—
Off balance sheet financial instruments:
Commitments to extend credit	—	79,998	—	79,998	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$4,609,255	$4,609,255	$4,609,255	$—	$—
Trading securities	10,674	10,674	—	10,674	—
Investment securities	4,446,657	4,448,300	160,443	4,287,857	—
Loans held for sale	290,467	290,467	—	290,467	—
Loans, net of allowance for loan losses	24,206,825	24,757,859	—	—	24,757,859
Accrued interest receivable	107,601	107,601	—	12,952	94,649
Mortgage servicing rights	43,820	43,820	—	—	43,820
Interest rate swap - non-designated hedge	802,763	802,763	—	802,763	—
Other derivative financial instruments (mortgage banking related)	11,136	11,136	—	11,136	—
Financial liabilities:
Deposits	30,693,882	30,719,416	—	30,719,416	—
Federal funds purchased and securities sold under agreements to repurchase	779,666	779,666	—	779,666	—
Other borrowings	390,179	386,126	—	386,126	—
Accrued interest payable	7,103	7,103	—	7,103	—
Interest rate swap - non-designated hedge	804,832	804,832	—	804,832	—
Off balance sheet financial instruments:
Commitments to extend credit	—	136,726	—	136,726	—

Note 16 — Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		and Losses	Gains and
		on Securities	Losses on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Three Months Ended September 30, 2021
Balance at June 30, 2021	$(151)	$24,287	$—	$24,136
Other comprehensive loss before reclassifications	—	(24,607)	—	(24,607)
Amounts reclassified from accumulated other comprehensive loss	—	(49)	—	(49)
Net comprehensive loss	—	(24,656)	—	(24,656)
Balance at September 30, 2021	$(151)	$(369)	$—	$(520)

Three Months Ended September 30, 2020
Balance at June 30, 2020	$(149)	$48,315	$(35,427)	$12,739
Other comprehensive income before reclassifications	—	1,494	128	1,622
Amounts reclassified from accumulated other comprehensive income	—	(12)	2,697	2,685
Net comprehensive income	—	1,482	2,825	4,307
Balance at September 30, 2020	$(149)	$49,797	$(32,602)	$17,046

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$(151)	$47,740	$—	$47,589
Other comprehensive loss before reclassifications	—	(48,033)	—	(48,033)
Amounts reclassified from accumulated other comprehensive loss	—	(76)	—	(76)
Net comprehensive loss	—	(48,109)	—	(48,109)
Balance at September 30, 2021	$(151)	$(369)	$—	$(520)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(149)	$11,922	$(10,756)	$1,017
Other comprehensive income (loss) before reclassifications	—	37,887	(26,638)	11,249
Amounts reclassified from accumulated other comprehensive income	—	(12)	4,792	4,780
Net comprehensive income (loss)	—	37,875	(21,846)	16,029
Balance at September 30, 2020	$(149)	$49,797	$(32,602)	$17,046

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2021	2020	2021	2020	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$—	$3,457	$—	$6,143	Interest expense
	—	(760)	—	(1,351)	Provision for income taxes
	—	2,697	—	4,792	Net income
Gains on sales of available for sale securities:
	$(64)	$(15)	$(100)	$(15)	Securities gains, net
	15	3	24	3	Provision for income taxes
	(49)	(12)	(76)	(12)	Net income
Total reclassifications for the period	$(49)	$2,685	$(76)	$4,780

Note 17 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			September 30, 2021			December 31, 2020
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$16,042	$—	$1,499	$16,439	$—	$2,086

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	10,112,896	480,600	52,959	9,324,359	802,717	46
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	10,121,166	—	427,646	9,324,359	46	802,700

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	185,000	—	2,903	149,000	119	—
Contracts used to hedge mortgage pipeline	Other Assets	466,500	8,485	—	528,500	11,017	—
Total derivatives		$20,901,604	$489,085	$485,007	$19,342,657	$813,899	$804,832

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We had no cash flow hedges as of September 30, 2021 and December 31, 2020. For more information regarding the fair value of our derivative financial instruments, see Note 15 — Fair Value to these financial statements.

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

Balance Sheet Fair Value Hedge

As of September 30, 2021 and December 31, 2020, the Company maintained loan swaps, with an aggregate notional amount of $16.0 million and $16.4 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. There was no gain or loss recorded on these derivatives for the three and nine months ended September 30, 2021

Non-designated Hedges of Interest Rate Risk

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2021 and December 31, 2020, the interest rate swaps had an aggregate notional amount of approximately $20.2 billion and $18.6 billion, respectively. At September 30, 2021, the fair value of the interest rate swap derivatives are recorded in other assets at $480.6 million and in other liabilities at $480.6 million for a net liability position of $5,000. At December 31, 2020, the fair value of the interest rate swap derivatives was recorded in other assets at $802.8 million and other liabilities at $802.7 million for a net asset position of $17,000. Changes in the fair market value of these interest rate swaps is recorded through earnings. As of September 30, 2021, we provided $372.5 million of cash collateral on the customer swaps which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). We also provided $429.1 million in investment securities at market value as collateral on the customer swaps which is included in investment securities – available for sale.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into to U.S. Dollars. To offset the foreign exchange risk, we have entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At September 30, 2021 and December 31, 2020, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at September 30, 2021, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended September 30, 2021 and 2020.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On September 30, 2021, we had derivative financial instruments outstanding with notional amounts totaling $185.0 million related to MSRs, compared to $149.0 million on December 31, 2020. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $2.9 million at September 30, 2021, compared to a gain of $389,000 at September 30, 2020.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Mortgage loan pipeline	$432,063	$510,730
Expected closures	385,210	411,273
Fair value of mortgage loan pipeline commitments	6,319	15,328
Forward sales commitments	466,500	528,500
Fair value of forward commitments	2,166	(4,311)

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

The following table presents actual and required capital ratios as of September 30, 2021, December 31, 2020 and September 30, 2020 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2021:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,163,770	11.92%	$1,857,630	7.00%	$1,724,942	6.50%
SouthState Bank (the Bank)	3,311,733	12.51%	1,852,452	7.00%	1,720,134	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,163,770	11.92%	2,255,693	8.50%	2,123,005	8.00%
SouthState Bank (the Bank)	3,311,733	12.51%	2,249,406	8.50%	2,117,088	8.00%
Total capital to risk-weighted assets:
Consolidated	3,650,250	13.76%	2,786,445	10.50%	2,653,757	10.00%
SouthState Bank (the Bank)	3,470,214	13.11%	2,778,678	10.50%	2,646,360	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,163,770	8.13%	1,556,714	4.00%	1,945,892	5.00%
SouthState Bank (the Bank)	3,311,733	8.53%	1,552,188	4.00%	1,940,235	5.00%
December 31, 2020:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,010,174	11.77%	$1,789,984	7.00%	$1,662,128	6.50%
SouthState Bank (the Bank)	3,157,098	12.39%	1,784,120	7.00%	1,656,683	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,010,174	11.77%	2,173,552	8.50%	2,045,696	8.00%
SouthState Bank (the Bank)	3,157,098	12.39%	2,166,432	8.50%	2,038,994	8.00%
Total capital to risk-weighted assets:
Consolidated	3,642,039	14.24%	2,684,976	10.50%	2,557,120	10.00%
SouthState Bank (the Bank)	3,397,463	13.33%	2,676,180	10.50%	2,548,743	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,010,174	8.27%	1,455,135	4.00%	1,818,919	5.00%
SouthState Bank (the Bank)	3,157,098	8.71%	1,450,600	4.00%	1,813,250	5.00%

In June 2021, the Company completed the previously announced redemption of $25 million of subordinated debentures and $38.5 million of trust preferred securities that were treated as Tier 2 capital for regulatory capital purposes, resulting in a total reduction of Tier 2 capital of $63.5 million during the quarter ending June 30, 2021. As of September 30, 2021 and December 31, 2020, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.6 billion at September 30, 2021 and December 31, 2020. The Company added $15.8 million in goodwill related to the DWI acquisition in the first quarter of 2021. The Company made subsequent fair value adjustments related to the CSFL merger in the second quarter of 2021 that increased goodwill by $1.3 million.

The Company last completed its annual valuation of the carrying value of its goodwill as of April 30, 2020. We updated this analysis as of November 30, 2020. We determined that no impairment charge was necessary for each period end. During the second quarter of 2021, the Company implemented the change in its annual goodwill valuation date to October 31 each year in order for the valuation to be closer to our year end audit date. We will continue to monitor the impact of the COVID-19 pandemic on the Company’s business, operating results, cash flows and/or financial condition.

Our other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Gross carrying amount	$258,190	$258,554
Accumulated amortization	(121,606)	(95,962)
	$136,584	$162,592

Amortization expense totaled $8.5 million and $26.7 million, for the three and nine months ended September 30, 2021, compared to $9.6 million and $17.2 million for the three and nine months ended September 30, 2020.  The increase compared to the nine months ended September 30, 2020 was due to the intangibles added from the CSFL merger in the second quarter of 2020.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2021	$8,201
March 31, 2022	7,931
June 30, 2022	7,666
September 30, 2022	7,230
December 31, 2022	7,229
Thereafter	98,327
$136,584

Note 20 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of September 30, 2021 and December 31, 2020, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $6.0 billion and $5.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during the three and nine months ended September 30, 2021 and September 30, 2020 were $3.8 million, $10.5 million, $2.5 million and $6.8 million, respectively. Servicing fees are recorded in mortgage banking income in our Condensed Consolidated Statements of Income.

At September 30, 2021 and December 31, 2020, MSRs were $60.9 million and $43.8 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Condensed Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2021 and September 30, 2020 were gains of $1.7 million and $7.5 million, compared with gain of $1.0 million and loss of $9.1 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Increase (decrease) in fair value of MSRs	$1,659	$1,020	$7,543	$(9,078)
Decay of MSRs	(3,427)	(2,391)	(11,276)	(5,590)
Gain (loss) related to derivatives	(577)	619	(4,178)	10,915
Net effect on statements of income	$(2,345)	$(752)	$(7,911)	$(3,753)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	September 30,		December 31,
(Dollars in thousands)	2021		2020
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.9%		99.9%
Adjustable-rate mortgage loans	0.1%		0.1%
Total	100.0%		100.0%
Weighted average life	7.14	years	6.10	years
Constant Prepayment rate (CPR)	8.9%		12.3%
Weighted average discount rate	9.0%		9.0%
Effect on fair value due to change in interest rates
25 basis point increase	$3,906		$2,744
50 basis point increase	7,442		5,520
25 basis point decrease	(4,040)		(2,497)
50 basis point decrease	(7,660)		(4,114)

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

Custodial escrow balances maintained in connection with the loan servicing were $65.5 million and $26.6 million at September 30, 2021 and December 31, 2020, respectively.

Whole loan sales were $612.5 million and $2.4 billion for the three and nine months ended September 30, 2021, compared to $1.3 billion and $2 billion for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, $489.8 million and $1.9 billion, or 80.0% and 79.5% were sold with the servicing rights retained by the Company, compared to $1.1 billion and $1.7 billion, or 87.2% and 86.3%, for the three and nine months ended September 30, 2020.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $242.8 million and $290.5 million at September 30, 2021 and December 31, 2020, respectively.

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

At September 30, 2021 and December 31, 2020, our repurchase agreements totaled $375.4 million and $394.9 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2021 and December 31, 2020. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $447.5 million and $515.9 million at September 30, 2021 and December 31, 2020, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 — Stock Repurchase Program

On January 27, 2021, the Company’s Board of Directors approved a stock repurchase program (“2021 Stock Repurchase Plan”) authorizing the Company to repurchase up to 3,500,000 of the Company’s common shares. During the third quarter of 2021, the Company repurchased a total of 485,491 shares at a weighted average price of $74.19 per share pursuant to the 2021 Stock Repurchase Plan. During the nine months ended September 30, 2021, the Company repurchased a total of 1,185,491 shares at a weighted average price of $81.13 per share pursuant to the 2021 Stock Repurchase Plan.

Note 23 — Subsequent Events

In connection with the merger with Atlantic Capital, the shareholder vote date has been set for November 16, 2021. In addition, the Company received approval from the OCC. The merger is still subject to the approval by the Federal Reserve Board and Atlantic Capital’s shareholders and other customary closing conditions. The transaction is expected to close during the first quarter of 2022.

On October 27, 2021, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.49 per share. The dividend is payable on November 19, 2021 to shareholders of record as of November 12, 2021.

Effective October 29, 2021, the Company dissolved R4ALL, Inc., one of the Company’s subsidiaries that managed a troubled loan purchased from the Bank.

As of November 3, 2021, the Company repurchased an additional 120,072 shares of the Company’s common stock pursuant to the 2021 Stock Repurchase Plan at a weighted average price of $76.83 per share after September 30, 2021. Total stock repurchases to date equal 1,305,563 shares at a weighted average price of $80.74 per share. The Company may repurchase up to an additional 2.2 million shares of common stock under the 2021 Stock Repurchase Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2020. Results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Advisory, Inc., a wholly owned registered investment advisor. The Bank also operates Duncan-Williams, Inc. (“Duncan-Williams”), which it acquired on February 1, 2021. Duncan-Williams is a registered broker-dealer, headquartered in Memphis, Tennessee, that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code and R4ALL, Inc., which managed a troubled loan purchased from the Bank. Subsequent to the quarter-end, effective October 29, 2021, the holding company dissolved R4ALL, Inc.

At September 30, 2021, we had approximately $40.9 billion in assets and 5,120 full-time equivalent employees.  Through our Bank branches, ATMs and online banking platforms, we provide our customers with a full range of commercial and consumer loan and deposit products through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. Through Corporate Billing, we provide factoring, invoicing, collection and accounts receivable management services nationwide. We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia.  This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services.  The correspondent banking and capital markets division was further expanded with the addition of Duncan-Williams on February 1, 2021.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 and also analyzes our financial condition as of September 30, 2021 as compared to December 31, 2020. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that were deemed, or who were employed by businesses that were deemed, to be non-essential. Although states in our market area have allowed businesses to reopen, there are still restrictions and obstacles to address by businesses, and our customers are still being adversely effected by the COVID-19 pandemic. In many of the states in our market area, as the economies have been allowed to reopen, there has been an increase in cases of COVID-19 and some restrictions have been reinstated.

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

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has had a significant impact on our business and operations. As part of our efforts to practice social distancing, in March 2020, we closed all of our banking lobbies and began conducting most of our business through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, we allowed a majority of our non-customer facing workforce to work from home. In October 2020, we reopened our banking lobbies in our branch locations, but a majority of our support staff is still working from home. We anticipate the remaining support staff that has elected to return to the office will return in early 2022.

To support our customers or to comply with law, we deferred loan payments from 90 to 360 days for consumer and commercial customers. We will continue to offer COVID-19 deferrals through December 31, 2021. For customers directly impacted by the COVID-19 pandemic, we suspended residential property foreclosure sales and involuntary automobile repossessions through October 1, 2020, which was the latest moratorium expiration for states in our footprint. Eviction actions remained suspended through December 31, 2020 per Centers for Disease Control and Prevention Agency Order 2020-19654. Additionally, we offered fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers.

Also, we have extended credit to both customers and non-customers related to the Paycheck Protection Program (“PPP”) loans. As of September 30, 2021, we have produced approximately 28,000 loans totaling approximately $3.2 billion through the PPP. Approximately $501.2 million of those PPP loans remain outstanding as of September 31, 2021.

Based on its final ruling, the CFPB’s new guidelines for Regulation X went into effect August 26, 2021 and they will remain in place until December 31, 2021. We reviewed the new Regulation X guidelines and confirmed that the Company’s current standards and processes meet all of the guidelines set forth by the CFPB.

As of September 30, 2021, we have deferrals of $33.6 million, or 0.14%, of our total loan portfolio, excluding loans held for sale and PPP loans. For commercial loans, the standard deferral was 90 days for both principal and interest, 120 days of principal only payments or 180 days of interest only payments. We have actively reached out to our customers to provide guidance and direction on these deferrals. In terms of available lines of credit, the Company has not experienced an increase in borrowers drawing down on their lines.

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

Atlantic Capital Bancshares, Inc. Proposed Merger

On July 23, 2021, SouthState and Atlantic Capital announced that the two companies had entered into a Merger Agreement, which provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Atlantic Capital will merge with and into SouthState, with SouthState continuing as the surviving corporation in the merger.  The Merger Agreement was unanimously approved by the Board of Directors of the Company and Atlantic Capital, and is subject to the approval by Atlantic Capital’s shareholders, as well as regulatory approvals and other customary closing conditions.  As of October 2021, the Company received OCC’s approval for the pending merger and is awaiting Federal Reserve Board and Atlantic Capital shareholders’ approvals.

Under the terms of the Merger Agreement, shareholders of Atlantic Capital will receive 0.36 shares of SouthState’s common stock for each share of Atlantic Capital common stock they own.  The transaction is expected to close during the first quarter of 2022.  At September 30, 2021, Atlantic Capital reported $4.2 billion in total assets, $2.3 billion in loans and $3.7 billion in deposits.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by Management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 2 — Summary of Significant Accounting Policies and Note 3 — Recent Accounting and Regulatory Pronouncements of our consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 1 — Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2020.

The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for Credit Losses or ACL

The ACL reflects Management’s estimate of credit losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects Management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for Management’s current estimate of expected credit losses. See Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7 — Allowance for Credit Losses in this Quarterly Report on Form 10-Q, and “Allowance for Credit Losses” in this MD&A.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of September 30, 2021 and December 31, 2020, the balance of goodwill was $1.6 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

We changed the annual impairment date to October 31 during the second quarter of 2021. Our most recent evaluation of goodwill was performed as of November 30, 2020, and after considering the effects of COVID-19 on the economy, we determined that no impairment charge was necessary. Our stock price has historically traded above its book value, however, our stock price fell below book value and remained below book value through much of 2020 in reaction to the COVID-19 pandemic, which affected stock prices of companies in almost all industries. Our stock price has mostly continued to trade above book value and tangible book value in the first nine months of 2021. Our stock price closed on September 30, 2021 at $74.67, which was above book value of $68.55 and tangible book value of $43.98. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition. If the COVID-19 pandemic continues, the economy deteriorates and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

Core deposit intangibles and client list intangibles consist primarily of amortizing assets established during the acquisition of other banks. This includes whole bank acquisitions and the acquisition of certain assets and liabilities from other financial institutions. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the correspondent banking, wealth and trust management businesses. These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including loans, available for sale securities, ACL, write downs of OREO properties, bank properties held for sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Deferred tax assets as of September 30, 2021 were $19.7 million which was down from $110.9 as of December 31, 2020. The decrease in deferred tax assets during the first nine months of 2021 was mostly attributable to a decrease in the fair value of loans and securities, as well as the release of allowance for credit losses recorded during the period.

The Company and its subsidiaries file a consolidated federal income tax return.  Additionally, income tax returns are filed by the Company or its subsidiaries in Alabama, California, Colorado, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, New York, New York City and Virginia.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at September 30, 2021 or December 31, 2020.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources and adjusted for estimated selling costs. For OREO, at the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Statements of Net Income. Subsequent adjustments to this value are described below in the following paragraph.

We report subsequent declines in the fair value of OREO and bank properties held for sale below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of these properties, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, Management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of these properties. Management reviews the value of these properties periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations, as well as gains or losses on sales and any subsequent adjustments to the value, are recorded as OREO and Loan Related expense, a component of Noninterest Expense on the Statements of Net Income. For bank property held for sale, any adjustments to fair value, as well as gains or losses on sales, are recorded in Other Expense, a component of Noninterest Expense on the Statements of Net Income.

Results of Operations

Overview

We reported consolidated net income of $122.8 million, or diluted earnings per share (“EPS”) of $1.74, for the third quarter of 2021 as compared to consolidated net income of $95.2 million, or diluted EPS of $1.34, in the comparable period of 2020, a 29.0% increase in consolidated net income and a 29.9% increase in diluted EPS. The $27.6 million increase in consolidated net income was the net result of the following items:

●	An $23.8 million decrease in interest income, resulting primarily from a $64.3 million decrease in interest income from acquired loans, partially offset by a $32.4 million increase in interest income on non-acquired loans and a $9.9 million increase in interest income from investment securities. Interest income on acquired loans decreased due to the $4.8 billion decrease in the average acquired loan balance during the third quarter of 2021, which was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio along with a 33 basis point decline in yield on the acquired loan portfolio. Non-acquired loan interest income increased due to the $3.3 billion increase in the average non-acquired loan balance due to organic growth and the renewal of acquired loans that are moved to our non-acquired loan portfolio. Investment interest income increased due to the $2.9 billion increase in the average balance which was partially offset by a decline of 12 basis points in the yield. The increase in investment securities is due to the Company strategically investing its excess funds from continued deposit growth;
●	A $13.5 million decrease in interest expense, which resulted from a decline in the cost of interest-bearing liabilities of 26 basis points partially offset by an increase in the average balance of interest-bearing liabilities of $1.4 billion. The decrease in the cost of interest-bearing liabilities was due to a continued low interest rate environment along with the reduction in the average balance of the higher costing corporate and subordinated debentures and other borrowings;
●	A $68.7 million decrease in the provision for credit losses, as the Company recorded a release of the allowance for credit losses of $38.9 million in the third quarter of 2021 while recording a provision for credit losses of $30.0 million in the third quarter of 2020. The Company recorded additional provision for credit losses in the third quarter of 2020 as the Company was still dealing with the uncertainty around the COVID-19 pandemic. In the third quarter of 2021, with the continued stabilization in the economy, the Company released some of the allowance for credit losses based on improvements in economic forecasts;
●	A $27.8 million decrease in noninterest income, which resulted primarily from a decline in mortgage banking income of $32.5 million. This decrease was partially offset by increases of $1.8 million in fees on deposit accounts, $1.7 million in trust and investment services income and a $2.4 million increase in other noninterest income driven by income from SBA loans and bank owned life insurance. (See Noninterest Income section on page 63 for further discussion);
●	An $4.6 million decrease in noninterest expense, which resulted primarily from a decline in merger and branch consolidation expense $4.0 million, in professional fees of $2.0 million and in amortization of intangibles of $1.0 million. These decreases were partially offset by an increase in salaries and employee benefits of $2.1 million and in FDIC assessment and other regulatory charges of $1.4 million (See Noninterest Expense section on page 65 for further discussion); and
●	A $7.6 million increase in the provision for income taxes. This increase was primarily due to the change in pretax book income (loss) between the two quarters. The Company recorded pretax book income of $118.5 million in the third quarter of 2020 compared to pretax book income of $153.6 million in the third quarter of

2021. Our effective tax rate was 20.06% for the three months ended September 30, 2021 compared to 19.61% for the three months ended September 30, 2020.

Our quarterly efficiency ratio increased to 64.2% in the third quarter of 2021 compared to 58.9% in the third quarter of 2020. The increase in the efficiency ratio compared to the third quarter of 2020 was the result of the 1.6% decrease in noninterest expense (excluding amortization of intangibles) being less than the 9.7% decrease in the total of tax-equivalent (“TE”) net interest income and noninterest income. The reduction in income was mainly due to a $34.8 million reduction in loan interest income and a $32.5 million decline in mortgage banking income.

Diluted and basic EPS were $1.74 and $1.75, respectively, for the third quarter of 2021, compared to $1.34 and $1.34, respectively, for the third quarter of 2020. The increase in basic and diluted EPS was due to both a 29.0% increase in net income in the third quarter of 2021 compared to the same period in 2020 along with a decline in average common shares. The decline in average common shares was due the Company repurchasing 1.2 million shares in the open market through its stock buyback plan in the first nine months of 2021.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Return on average assets (annualized)	1.20%	1.00%	1.25%	0.18%
Return on average equity (annualized)	10.21%	8.31%	10.41%	1.41%
Return on average tangible equity (annualized)*	16.86%	14.66%	17.34%	3.51%
Dividend payout ratio	27.94%	35.01%	27.39%	188.71%
Equity to assets ratio	11.72%	12.07%	11.72%	12.07%
Average shareholders’ equity	$4,773,451	$4,556,061	$4,733,597	$3,268,998

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three and nine months ended September 30, 2021, the return on average assets, the return on average equity and the return on average tangible equity increased compared to the same periods in 2020. These increases were primarily due to the increase in net income of $27.6 million and $334.3 million, or 29.0% and 971.9%, respectively. The increases in net income were mainly due to the effects of merger with CSFL in 2020 with one time costs, having a full nine months of net interest income from the CSFL merger in 2021 and the releases in the allowance for credit losses in 2021 compared to provision for credit losses in 2020. For the three and nine month periods ending September 30, 2021, the net income excluding amortization of intangibles increased $26.7 million and $339.3 million, respectively, compared to the same periods in 2020.
●	Equity to assets ratios was 11.72% at September 30, 2021, a decrease of 0.35% from September 30, 2020. The decrease from the comparable period in 2020 was due to the increase in total assets of 8.16% being greater than the increase in equity of 5.03%. The increase in total assets was mainly due to the increase in cash and cash equivalents and investment securities as our liquidity has increased through the growth in deposits.
●	Dividend payout ratios were 27.94% and 27.39% for the three and nine month periods ending September 30, 2021, respectively, and 35.01% and 188.71% for the three and nine month periods ending September 30, 2020, respectively. The decline in the dividend payout ratios is due the increase in net income in 2021 compared to 2020. The increases in net income were mainly due to the effects of merger with CSFL in 2020 with one time costs, having a full nine months of net interest income from the CSFL merger in 2021 and the releases in the allowance for credit losses in 2021 compared to provision for credit losses in 2020.The dividend payout ratio is calculated by dividing total dividends paid during the quarter and year-to-date by the total net income reported for the same period.

Net Interest Income and Margin

Non-TE net interest income decreased $10.4 million, or 3.8%, to $260.0 million in the third quarter of 2021 compared to $270.3 million in the same period in 2020. Interest earning assets averaged $36.2 billion during the three months period ended September 30, 2021 compared to $33.5 billion for the same period in 2020, an increase of $2.7 billion, or 8.1%. Interest bearing liabilities averaged $23.5 billion during the three months period ended September 30,

2021 compared to $22.0 billion for the same period in 2020, an increase of $1.4 billion, or 6.5%. Some key highlights are outlined below:

●	Lower interest income by $23.8 million mainly due to a decrease in interest income from acquired loans by $64.3 million, offset by an increase in interest income from non-acquired loans of $32.4 million and from investment securities of $9.9 million. Interest income from acquired loans declined due to a decline in the average balance by $4.8 billion and a decline in the yield by 33 basis points. The decrease in the average balance in the acquired loan portfolio was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. The increase in interest income on the non-acquired loan portfolio was due to an increase in average balance of $3.3 billion due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The increase in interest income of investment securities was due to the average balance increasing $2.9 billion as a result of the Company’s decision to increase the investment portfolio due to the excess liquidity, partially offset by a decline in yield of 12 basis points due to the continuous lower interest rate environment.
●	Non-TE yield on interest-earning assets for the third quarter of 2021 decreased 54 basis points to 2.97% from the comparable period in 2020. The decline in yield on interest-earning assets was due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve in March 2020. In addition, the asset mix changed as lower yielding federal funds sold and interest-bearing deposits with banks increased $1.7 billion in the third quarter of 2021 compared to the same period in 2020 while the higher yielding loans held for investment declined $1.4 billion. The yields on loans held for investment and investment securities declined 28 and 12 basis point, respectively, in the third quarter of 2021 compared to the same period in 2020 due to the continued low interest rate environment.
●	Lower interest expense by $13.5 million as the average cost of funds, including demand deposits, decreased 18 basis points due to the continued lower rate environment in the third quarter of 2021, compared to the same period in 2020. Also, the average balance on corporate and subordinated debt and other borrowings declined $755.1 million due to the payoff of $700.0 million in FHLB advances (along with the termination of interest rate hedges on these borrowings) in the fourth quarter of 2020 and the redemption of $63.5 million in corporate and subordinated debentures in June 2021. The average cost of interest-bearing deposits declined 17 basis points as the decrease occurred in all deposit categories. Interest expense on deposits declined $7.9 million while interest expense on corporate and subordinated debt and other borrowings declined $5.3 million.
●	The average cost of interest-bearing liabilities for the third quarter of 2021 decreased 26 basis points from the same period in 2020. Our overall cost of funds, including noninterest-bearing deposits, was 0.13% for the three months ended September 30, 2021 compared to 0.31% for the three months ended September 30, 2020. These decreases were due to both the continued low interest rate environment along with the reduction in the average balance of the higher costing corporate and subordinated debentures and other borrowings.
●	Both the non-TE and TE net interest margin decreased by 36 basis points in the third quarter of 2021 compared to the same quarter of 2020 due to the decline in the yield on interest earning assets of 54 basis points, which was only partially offset by the lower cost of interest-bearing liabilities of 26 basis points.

The tables below summarize the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2021 and 2020 and net interest margin on a tax equivalent basis.

	Three Months Ended
	September 30, 2021			September 30, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$ 6,072,760	$ 2,199	0.14%	$ 4,406,376	$ 1,215	0.11%
Investment securities (taxable) (1)	5,481,510	20,410	1.48%	2,792,649	11,118	1.58%
Investment securities (tax-exempt) (1)	603,302	2,775	1.82%	435,339	2,136	1.95%
Loans held for sale	184,547	1,307	2.81%	556,670	4,151	2.97%
Acquired loans, net	9,349,423	104,463	4.43%	14,108,652	168,788	4.76%
Non-acquired loans	14,526,895	140,295	3.83%	11,203,980	107,886	3.83%
Total interest-earning assets	36,218,437	271,449	2.97%	33,503,666	295,294	3.51%
Noninterest-Earning Assets:
Cash and due from banks	533,105			372,075
Other assets	4,192,610			4,424,691
Allowance for credit losses	(350,386)			(435,215)
Total noninterest-earning assets	4,375,329			4,361,551
Total Assets	$ 40,593,766			$ 37,865,217

Interest-Bearing Liabilities:
Transaction and money market accounts	$ 15,908,784	$ 3,110	0.08%	$ 13,671,430	$ 7,853	0.23%
Savings deposits	3,126,055	241	0.03%	2,561,605	584	0.09%
Certificates and other time deposits	3,256,488	3,916	0.48%	4,016,437	6,717	0.67%
Federal funds purchased and repurchase agreements	860,810	259	0.12%	710,369	509	0.29%
Corporate and subordinated debentures	326,647	3,896	4.73%	389,301	5,034	5.14%
Other borrowings	7,609	41	2.14%	700,098	4,249	2.41%
Total interest-bearing liabilities	23,486,393	11,463	0.19%	22,049,240	24,946	0.45%
Noninterest-Bearing Liabilities:
Demand deposits	11,302,376			9,806,478
Other liabilities	1,031,546			1,453,438
Total noninterest-bearing liabilities ("Non-IBL")	12,333,922			11,259,916
Shareholders' equity	4,773,451			4,556,061
Total Non-IBL and shareholders' equity	17,107,373			15,815,977
Total Liabilities and Shareholders' Equity	$ 40,593,766			$ 37,865,217

Net Interest Income and Margin (Non-Tax Equivalent)		$ 259,986	2.85%		$ 270,348	3.21%
Net Interest Margin (Tax Equivalent)			2.86%			3.22%

Total Deposit Cost (without debt and other borrowings)			0.09%			0.20%
Overall Cost of Funds (including demand deposits)			0.13%			0.31%

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$ 5,505,201	$ 4,538	0.11%	$ 2,333,924	$ 3,100	0.18%
Investment securities (taxable) (1)	4,843,011	53,165	1.47%	2,243,546	33,951	2.02%
Investment securities (tax-exempt) (1)	542,106	7,554	1.86%	278,435	5,041	2.42%
Loans held for sale	254,602	5,276	2.77%	268,306	5,979	2.98%
Acquired loans, net	10,552,174	355,161	4.50%	7,157,214	271,147	5.06%
Non-acquired loans	13,670,839	391,772	3.83%	10,361,318	304,440	3.92%
Total interest-earning assets	35,367,933	817,466	3.09%	22,642,743	623,658	3.68%
Noninterest-Earning Assets:
Cash and due from banks	464,255			300,788
Other assets	4,137,683			2,959,690
Allowance for credit losses	(403,960)			(252,786)
Total noninterest-earning assets	4,197,978			3,007,692
Total Assets	$ 39,565,911			$ 25,650,435

Interest-Bearing Liabilities:
Transaction and money market accounts	$ 15,351,498	$ 13,011	0.11%	$ 9,276,259	$ 20,631	0.30%
Savings deposits	2,968,695	1,127	0.05%	1,861,707	1,570	0.11%
Certificates and other time deposits	3,444,503	13,923	0.54%	2,667,672	20,014	1.00%
Federal funds purchased and repurchase agreements	875,941	933	0.14%	485,505	1,515	0.42%
Corporate and subordinated debentures	361,538	13,314	4.92%	231,665	8,197	4.73%
Other borrowings	2,656	44	2.21%	832,997	10,813	1.73%
Total interest-bearing liabilities	23,004,831	42,352	0.25%	15,355,805	62,740	0.55%
Noninterest-Bearing Liabilities:
Demand deposits	10,799,307			6,234,638
Other liabilities	1,028,176			790,994
Total noninterest-bearing liabilities ("Non-IBL")	11,827,483			7,025,632
Shareholders' equity	4,733,597			3,268,998
Total Non-IBL and shareholders' equity	16,561,080			10,294,630
Total Liabilities and Shareholders' Equity	$ 39,565,911			$ 25,650,435

Net Interest Income and Margin (Non-Tax Equivalent)		$ 775,114	2.93%		$ 560,918	3.31%
Net Interest Margin (Tax Equivalent)			2.94%			3.33%

Total deposit cost ( without debt and other borrowings)			0.12%			0.28%
Overall Cost of Funds (including demand deposits)			0.17%			0.39%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

Interest earned on investment securities was higher in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. This is a result of the Bank carrying a higher average balance in investment securities in 2021 compared to the same periods in 2020. The average balance of investment securities for the three and nine months ended September 30, 2021 increased $2.9 billion from the comparable periods in 2020. With the excess liquidity from the growth in deposits during 2020 and the first nine months of 2021, the Bank used a portion of the excess funds to strategically increase the size of its investment securities. The yield on the investment securities declined 12 basis points and 56 basis points, respectively, during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decline in the yield was due to the falling interest rate environment resulting from the drop in the federal funds rate made by the Federal Reserve in March 2020 and the impact of this reduction on overall interest rates. The securities purchased during 2021 and the fourth quarter of 2020 have, on average, been at lower yields than the existing portfolio and the balances paid down and matured during the same time period.

Loans

Interest earned on loans held for investment decreased $31.9 million to $244.8 million and increased $171.3 million to $746.9 million, respectively, in the three and nine months ended September 30, 2021 from the comparable periods in 2020. Interest earned on loans held for investment included loan accretion income recognized during the three and nine months ended September 30, 2021 and 2020 of $5.2 million, $22.0 million and $22.4 million, $43.5 million, respectively, a decrease of $17.2 million and a decrease of $21.5 million, respectively. Some key highlights for the quarter ended September 30, 2021 are outlined below:

●	Our non-TE yield on total loans decreased 28 basis points in the third quarter of 2021 compared to the same period in 2020 due to a 33 basis point decline in the yield on the acquired loan portfolio along with a decline in the average balance of the acquired loan portfolio, which has a higher yield than the non-acquired loan portfolio. The average non-acquired loan portfolio increased in the third quarter of 2021 compared to the same period in 2020, while the yield on the non-acquired loan portfolio remained flat at 3.83%.
o	The yield on the acquired loan portfolio decreased from 4.76% in the third quarter of 2020 to 4.43% in the same period in 2021. For the acquired loans, the average balance decreased by $4.8 billion and the interest income decreased by $64.3 million. The decrease in the average balance in the acquired loan portfolio was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. The yield on acquired loans decreased by 33 basis points due to the overall lower rate environment, along with the decline in loan accretion income of $17.2 million during the third quarter of 2021 compared to the same period in 2020.
o	The yield on the non-acquired loan portfolio remained at 3.83% in the third quarter of 2021 and 2020 while interest income increased by $32.4 million. For the non-acquired loans, the average balance increased by $3.3 billion primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio, causing interest income on non-acquired loans to increase. Although the Company saw the growth in non-acquired loans, due to the current interest rate environment, the rate used in pricing a majority of our new originated loans remained low and below the interest rate on the existing loan portfolio.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $1.4 billion, or 6.5%, in the third quarter of 2021 compared to the same period in 2020. Overall cost of funds, including demand deposits, decreased by 18 basis points to 0.13% in the third quarter of 2021, compared to the same period in 2020. Some key highlights for the quarter ended September 30, 2021 compared to the same period in 2020 include:

●	Increase in the average balance of interest-bearing deposits of $2.0 billion and an increase in the average balance of federal funds purchased and repurchase agreements of $150.4 million. These increases were offset by a decrease in the average balance of other borrowings of $692.5 million and a decrease in corporate and subordinated debt of $62.7 million.
o	The increase in average interest-bearing deposits is due to our continued focus on increasing core deposits (excluding certificates of deposits and other time deposits). Core deposits increased $4.4 billion as of September 30, 2021 compared to a year ago and the average balance increased $2.8 billion for the quarter ended September 30, 2021 compared to the same period in 2020. These funds are normally lower cost funds.
o	The decline in average other borrowings, consisting mostly of FHLB advances, was due to the Company making the strategic decision to payoff these borrowings in the fourth quarter of 2020. The decline in average corporate and subordinated debt was due to $63.5 million redemption of subordinated debentures and trust preferred securities assumed from the CSFL merger during the second quarter of 2021. The Company began to see a reduction in interest expense related to corporate and subordinated debentures and other borrowings in the third quarter of 2021 as interest expense from these categories decreased $5.3 million during the third quarter of 2021 compared to the same period in 2020.
●	The decline in interest expense of $13.5 million in the third quarter of 2021 compared to the same period in 2020 was driven by lower cost on interest bearing deposits and federal funds purchased and repurchase agreements along with the reduction in average balance of corporate and subordinated debentures and other borrowings.
o	The cost of interest-bearing deposits was 0.13% for the third quarter of 2021 compared to 0.30% for the same period in 2020, while the cost on federal funds purchased and repurchase agreements was 0.12% for the third quarter of 2021 compared to 0.29% for the same period in 2020. The declines in cost related to deposits and federal funds purchased and repurchase agreements were due to the lower interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve in March 2020. These changes resulted in a 26 basis point decrease in the average rate on all interest-bearing liabilities from 0.45% to 0.19% for the three months ended September 30, 2021 compared to the same period in 2020.
o	The costs on the corporate and subordinated debt as well as other borrowings also declined by 41 and 28 basis points, respectively, for the three months ended September 30, 2021 compared to the same period in 2020. These decreases were due to the payoff of FHLB borrowings and the redemptions of debt acquired from the CSFL merger, which had a higher cost than the legacy SouthState debt.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $1.5 billion, or 15.3%, to $11.3 billion in the third quarter of 2021 compared to $9.8 billion during the same period in 2020. The increase in average noninterest-bearing deposits was due to our focus on relationship banking and the overall liquidity in banking system.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended September 30, 2021 and 2020, noninterest income comprised 25.1%, and 29.8%, respectively, of total net interest income and noninterest income. For the nine months ended September 30, 2021 and 2020, noninterest income comprised 25.3%, and 27.5%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Service charges on deposit accounts	$16,098	$15,809	$46,998	$38,228
Debit, prepaid, ATM and merchant card related income	10,032	8,537	28,350	20,938
Mortgage banking income	15,560	48,022	52,555	81,040
Trust and investment services income	9,150	7,404	27,461	21,931
Correspondent banking and capital market income	25,164	26,432	79,789	36,992
Securities gains, net	64	15	100	15
Bank owned life insurance income	5,132	4,127	13,479	8,038
Other	5,810	4,444	13,583	6,087
Total noninterest income	$87,010	$114,790	$262,315	$213,269

Noninterest income decreased by $27.8 million, or 24.2%, during the third quarter of 2021 compared to the same period in 2020. This quarterly change in total noninterest income resulted from the following:

●	Debit, prepaid, ATM and merchant card related income was higher by $1.5 million, or 17.5%, in the third quarter of 2021 by the same quarter in 2020. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card income of $508,000, credit card sales incentive of $741,000 and foreign ATM fee income of $489,000.
●	Mortgage banking income decreased by $32.5 million, or 67.6%, during the current quarter compared to the same period prior year, which was comprised of $32.1 million, or 69.4%, decrease from mortgage income in the secondary market and a $356,000, or 19.9%, decrease from mortgage servicing related income, net of the hedge. During the current quarter, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market compared to the same quarter in 2020, which resulted in a decrease in mortgage income from the secondary market. During the third quarter of 2021, mortgage income from the secondary market comprised of a $2.1 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $30.0 million decrease in the gain on sale of mortgage loans to $12.5 million in the third quarter of 2021, which is net of the commission expense related to mortgage production. Mortgage commission expense was $6.7 million during the third quarter of 2021 compared to $10.7 million during the comparable period in 2020. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. The decrease in mortgage servicing related income, net of the hedge, in the third quarter of 2021 was due to a $1.6 million decrease in the change in fair value of the MSR including decay which was partially offset by a $1.2 million increase from servicing fee income. The decrease in fair value of the MSR is due to an increase in MSR decay and losses on the MSR hedge compared to the third quarter of 2020, and the increase in the servicing fee income is due to the increase in size of the servicing portfolio.
●	Trust and investment services income for the third quarter of 2021 increased by $1.7 million from the third quarter of 2020 as assets under management have increased $1.1 billion or 18.5% in that same time frame.
●	Correspondent banking and capital markets income for the third quarter of 2021 decreased by $1.3 million from the third quarter of 2020. The decline was due to a reduction in ARC revenues of $7.8 million and operational revenues of $1.4 million, partially offset by an increase in fixed income revenues of $8.0 million, which is mainly attributable to the addition of Duncan-Williams during the current year. The acquisition of Duncan-Williams completed on February 1, 2021 contributed to the increase in correspondent banking and capital markets income. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Bank owned life insurance income increased $1.0 million, or 24.3%, in the third quarter of 2021 compared to the same quarter in 2020. This increase was due the purchase of $206.0 million of new policies in April 2021.
●	Other income increased by $1.4 million due to increases in SBA loan servicing fees and gains on sale of SBA loans of $1.7 million.

Noninterest income increased by $49.0 million, or 23.0%, during the nine months ended September 30, 2021 compared to the same period in 2020. This change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2021 by $8.8 million, or 22.9%, compared to 2020, due primarily to the increase in customers and activity in 2021 through the merger with CSFL completed during the second quarter of 2020. Year-to-date 2020 only included CSFL activity from June 8, 2020 through September 30, 2020. The increase in service charges on deposit accounts was mainly driven by an increase in service charge maintenance fees on checking and savings accounts, in net non-sufficient funds and overdraft protection fee income and in fees related to wire transfers.
●	Debit, prepaid, ATM and merchant card related income was higher by $7.4 million, or 35.4%, in 2021 compared to 2020. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card, credit card sales incentive, ATM and merchant card income due to the increase in activity related to the merger with CSFL completed in the second quarter of 2020. Year-to-date 2020 only included CSFL activity from June 8, 2020 through September 30, 2020.
●	Mortgage banking income decreased by $28.5 million, or 35.1%, which was comprised of $28.1 million, or 36.0%, decrease from mortgage income in the secondary market and a $402,000, or 13.4%, decrease from mortgage servicing related income, net of the hedge. During 2021, mortgage income from the secondary market comprised of a $24.1 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $4.0 million decrease in the gain on sale of mortgage loans. Net gains on the sale of mortgage loans was $59.7 million in the third quarter of 2021, which is net of the commission expense related to mortgage production of $20.7 million. During the second quarter of 2021, the Company began allocating a lower percentage of its mortgage production and pipeline to the secondary market compared to the same quarter in 2020, which resulted in a lower mortgage income from the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. The decrease in mortgage servicing related income, net of the hedge in the third quarter of 2021 was due to a $4.2 million decrease in the change in fair value of the MSR including decay which was partially offset by a $3.8 million increase from servicing fee income. The decrease in fair value of the MSR is due to an increase in MSR decay of $5.7 million and losses on the MSR hedge of $15.1 million, partially offset by an increase in the change in fair value from interest rates of $16.6 million compared to the third quarter of 2020. The increase in the servicing fee income is due to the increase in size of the servicing portfolio.
●	Correspondent banking and capital markets income for 2021 increased by $42.8 million from 2020. Year-to-date 2020 only included CSFL correspondent banking activity from June 8, 2020 through September 30, 2020. Also, the acquisition of Duncan-Williams on February 1, 2021 resulted in correspondent banking and capital markets income of $23.9 million during 2021. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.

●	Trust and investment services income increased $5.5 million, or 25.2%, in 2021 compared to 2020. The increase in business through the merger with CSFL which was completed in the second quarter of 2020 resulted in the increase in income. Also, assets under management have increased $1.1 billion or 18.5% from September 30, 2020 to September 30, 2021.
●	Bank owned life insurance income increased $5.4 million, or 67.7%, in 2021 compared to 2020. This increase was due to an increase in the cash surrender value of $6.5 million which resulted from the $333.1 million of bank owned life insurance acquired in the merger with CSFL during the second quarter of 2020, along with the purchase of $206.0 million of policies in April 2021. This increase was partially offset by a $1.0 million decline in income resulting from the payout of insurance policies.
●	Other income increased by $7.5 million due to the merger with CSFL in the second quarter of 2020. This increase was mainly due to increases in SBA loan servicing fees and gains on sale of SBA loans of $7.1 million and an increase in Small Business Investment Company (“SBIC”) investment income of $843,000.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Salaries and employee benefits	$136,969	$134,919	$414,709	$277,617
Occupancy expense	23,135	23,845	69,310	52,091
Information services expense	18,061	18,855	55,928	40,317
OREO expense and loan related	1,527	1,146	2,769	2,840
Amortization of intangibles	8,543	9,560	26,675	17,232
Business development and staff related expense	4,424	2,599	12,100	6,290
Supplies and printing	664	1,435	2,734	2,522
Postage expense	1,646	1,320	4,746	3,348
Professional fees	2,415	4,385	7,990	9,727
FDIC assessment and other regulatory charges	4,245	2,849	13,017	7,310
Advertising and marketing	2,185	1,203	5,584	2,548
Merger and branch consolidation related expense	17,618	21,662	60,598	66,070
Extinguishment of debt cost	—	—	11,706	—
Other	10,858	13,109	36,518	31,334
Total noninterest expense	$232,290	$236,887	$724,384	$519,246

Noninterest expense decreased by $4.6 million, or 1.9%, in the third quarter of 2021 as compared to the same period in 2020. The quarterly change in total noninterest expense primarily resulted from the following:

●	An increase in salaries and employee benefits of $2.1 million, or 1.5%, compared to the third quarter of 2020. This increase was mainly attributable to an increase in commissions related to correspondent banking and capital markets as a result of the addition of Duncan-Williams, along with increases in retail and loan incentives including long term stock incentive compensation. We recorded a total of $10.1 million in commission and $11.2 million in retail and loan incentives expenses during the current quarter, compared to $9.2 million and $4.0 million, respectively, during the third quarter of 2020.
●	A decrease in merger-related and branch consolidation related expense of $4.0 million compared to the third quarter of 2020. The costs in the third quarter of 2021 and 2020 both mainly consisted of costs related to the merger with CSFL.
●	Amortization of intangibles decreased $1.0 million, or 10.6%. This decrease was mainly due to a reduction in amortization related to the core deposit intangible asset from the merger with CSFL. The amortization was determined using the sum-of-year digits method which reduces the amount of amortization taken each subsequent year.
●	An increase in business development and staff related expense of $1.8 million, or 70.2%, compared to the third quarter of 2020. This increase was due to the limited expense in 2020 as the COVID-19 pandemic emerged bringing on government restrictions. With the development of the COVID-19 vaccine and easing of restrictions in 2021, more has been spent related to staff and business development.
●	A decrease in professional fees of $2.0 million, or 44.9%, compared to the third quarter of 2020. This decrease was mainly due to the consolidation of professional services since the merger with CSFL as the Company realizes costs saves.

●	An increase in FDIC assessment and other regulatory charges of $1.4 million, or 49.0%, compared to the third quarter of 2020. This increase was due to an increase in FDIC assessments and OCC examination fees resulting from the merger with CSFL and the growth since the merger, in addition to new regulatory charges attributable to Duncan-Williams.
●	A decrease in other noninterest expense of $2.3 million, or 17.2%, compared to the third quarter of 2020. This decrease was due to a reduction in passive losses on LIHTC partnerships, miscellaneous operational charge-offs, losses on bank properties held for sale, and loan closing expenses.

Noninterest expense increased by $205.1 million, or 39.5%, during the nine months ended September 30, 2021 compared to the same period in 2020. Most all categories of noninterest expense increased for the nine months ended September 30, 2021 compared to the same period in 2020 due to the merger with CSFL as the year-to-date 2020 amounts only included CSFL activity from June 8, 2020 through September 30, 2020.

Income Tax Expense

Our effective tax rate was 20.06% and 21.41% for the three and nine months ended September 30, 2021 compared to 19.61% and 7.38% for the three and nine months ended September 30, 2020.  The slight increase in the effective tax rate for the quarter was mainly driven by an increase in pre-tax book income in the current quarter compared to the same period of 2020, offset somewhat by a reduction in non-deductible executive compensation that was a result of the merger with CSFL in 2020.

The increase in the year-to-date effective tax rate compared to the same period of 2020 was driven by the increase in pre-tax book income that was recorded in the current year compared to the same period in 2020.  Lower pre-tax book income in 2020 was the result of the merger of equals with CSFL where the Company incurred significant acquisition costs that resulted in a pre-tax loss in the second quarter of 2020.  In addition to the acquisition costs, the Company recorded $119 million in Non-PCD provision for credit losses as part of the merger. The increase in pre-tax book income was somewhat offset by a reduction in excess tax benefit resulting in the vesting of stock-based compensation as part of the merger with CSFL.

Analysis of Financial Condition

Summary

Our total assets increased approximately $3.1 billion, or 8.2%, from December 31, 2020 to September 30, 2021, to approximately $40.9 billion. Within total assets, cash and cash equivalents increased $1.7 billion, or 36.6%, investment securities increased $2.0 billion, or 44.7%, and loans decreased $875.2 million, or 3.5%, during the period. Within total liabilities, deposit growth was $2.9 billion, or 9.3%, and federal funds purchased and securities sold under agreements to repurchased growth was $80.1 million, or 10.3%. Total borrowings decreased $63.4 million, or 16.2%. Total shareholder’s equity increased $145.1 million, or 3.1%. Our loan to deposit ratio was 71% and 80% at September 30, 2021 and December 31, 2020, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements and as collateral for derivative exposure.  At September 30, 2021, investment securities totaled $6.4 billion, compared to $4.4 billion at December 31, 2020, an increase of $2.0 billion, or 44.7%. We continue to increase our investment securities strategically primarily with excess funds due to continued deposit growth. During the nine months ended September 30, 2021, we purchased $2.9 billion of securities, $757.2 million classified as held-to-maturity, $2.2 billion classified as available for sale and $1.7 million classified as other investment securities. These purchases were partially offset by maturities, paydowns, sales and calls of investment securities totaling $835.3 million. Net amortization of premiums were $29.0 million in the first nine months of 2021. The decrease in fair value in the available for sale investment portfolio of $63.1 million in the first nine months of 2021 compared to December 31, 2020 was mainly due to an increase in long term interest rates during the nine period ending September 30, 2021.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

			Unrealized
	Amortized	Fair	Net Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
September 30, 2021
U.S. Government agencies	$162,248	$158,593	$(3,655)	$162,248	$—	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,668,342	2,639,790	(28,552)	98	—	—	2,668,244
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	847,785	848,639	854	—	—	—	847,785
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,319,589	1,309,115	(10,474)	17,336	—	—	1,302,253
State and municipal obligations	720,417	729,602	9,185	720,417	—	—	—
Small Business Administration loan-backed securities	541,621	539,154	(2,467)	541,621	—	—	—
Corporate securities	13,522	13,845	323	—	—	—	13,522
	$6,273,524	$6,238,738	$(34,786)	$1,441,720	$—	$—	$4,831,804

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

At September 30, 2021, we had 257 investment securities (including both available for sale and held-to-maturity) in an unrealized loss position, which totaled $77.6 million. At December 31, 2020, we had 86 investment securities (including both available for sale and held-to-maturity) in an unrealized loss position, which totaled $5.3 million. The total number of investment securities with an unrealized loss position increased by 171 securities, while the total dollar amount of the unrealized loss increased by $72.3 million. The increase in both the number of investment securities in a loss position and the total unrealized loss from December 31, 2020 is due to an increase in long term interest rates during the first nine months of 2021.

All investment securities in an unrealized loss position as of September 30, 2021 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Account Policies and Note 5 — Investment securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

As securities held for investment are purchased, they are designated as held-to-maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While Management generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2021, we determined that there was no impairment on our other investment securities. As of September 30, 2021, other investment securities represented approximately $160.6 million, or 0.39% of total assets, and primarily consists of FHLB and FRB stock which totals $146.0 million, or 0.36% of total assets. There were no gains or losses on the sales of these securities for three and nine months ended September 30, 2021 and 2020, respectively.

Trading Securities

Through its Correspondent Banking Department and its wholly-owned broker dealer Duncan-Williams Inc., the Company occasionally purchases trading securities and subsequently sells them to their customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio are primarily municipals, treasuries and mortgage-backed agency securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income. At September 30, 2021, we had $61.3 million of trading securities.

Loans Held for Sale

The balance of mortgage loans held for sale decreased $47.6 million from December 31, 2020 to $242.8 million at September 30, 2021. Total mortgage production remained strong at $1.3 billion during the third quarter of 2021; however a higher percentage of mortgage production was booked to portfolio compared to previous quarters, 46% for the third quarter of 2021 compared to 43% for the second quarter of 2021 and 28% during the third and fourth quarters of 2020. This resulted in a lower percentage of mortgage production being allocated to the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	September 30,	% of	December 31,	% of
(Dollars in thousands)	2021	Total	2020	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$251,522	1.1%	$495,638	2.0%
Commercial non-owner occupied	2,112,960	9.0%	2,623,838	10.6%
Commercial owner occupied real estate	1,549,762	6.5%	1,819,129	7.4%
Consumer owner occupied	824,256	3.5%	1,129,618	4.6%
Home equity loans	439,549	1.8%	609,709	2.5%
Commercial and industrial	885,162	3.7%	2,112,514	8.6%
Other income producing property	340,814	1.4%	461,357	1.9%
Consumer non real estate	150,395	0.6%	206,812	0.8%
Other	227	—%	254	—%
Total acquired - non-purchased credit deteriorated loans	6,554,647	27.6%	9,458,869	38.4%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	68,076	0.3%	115,146	0.5%
Commercial non-owner occupied	971,089	4.1%	1,185,472	4.8%
Commercial owner occupied real estate	614,799	2.6%	746,976	3.0%
Consumer owner occupied	281,845	1.2%	380,170	1.5%
Home equity loans	56,282	0.2%	81,238	0.3%
Commercial and industrial	99,139	0.4%	178,070	0.7%
Other income producing property	104,933	0.4%	148,449	0.6%
Consumer non real estate	59,711	0.3%	80,288	0.3%
Other	—	—%	—	—%
Total acquired - purchased credit deteriorated loans (PCD)	2,255,874	9.5%	2,915,809	11.7%
Total acquired loans	8,810,521	37.1%	12,374,678	50.1%
Non-acquired loans:
Construction and land development	1,713,133	7.2%	1,280,062	5.2%
Commercial non-owner occupied	3,284,735	13.8%	2,342,936	9.5%
Commercial owner occupied real estate	2,823,929	11.9%	2,266,592	9.2%
Consumer owner occupied	2,463,690	10.4%	2,172,879	8.8%
Home equity loans	667,945	2.8%	601,194	2.4%
Commercial and industrial	2,975,425	12.5%	2,755,726	11.2%
Other income producing property	316,661	1.3%	245,094	1.0%
Consumer non real estate	702,339	2.9%	607,234	2.5%
Other	30,571	0.1%	17,739	0.1%
Total non-acquired loans	14,978,428	62.9%	12,289,456	49.9%
Total loans (net of unearned income)	$23,788,949	100.0%	$24,664,134	100.0%

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

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), decreased by $875.2 million, or 4.7% annualized, to $23.8 billion at September 30, 2021. This decline included a $1.4 billion decline in total PPP loans from December 31, 2020. Excluding the effects from PPP loans, total loans increased $557.1 million, or 3.3% annualized in the first nine months of 2021. Our non-acquired loan portfolio increased by $2.7 billion, or 29.3% annualized, driven by growth in all categories. Commercial non-owner occupied loans, commercial owner occupied loans and construction and land development loans led the way with $941.8 million, $557.3 million and $433.1 million in year-to-date loan growth, respectively, or 53.7%, 32.9%, and 45.2% annualized growth, respectively. The non-acquired loan growth was offset by a $504.9 million decline in non-acquired PPP loans from December 31, 2020. The acquired loan portfolio decreased by $3.6 billion, or 38.5% annualized, from paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. This decline was in all categories in loans with the highest decline in commercial loans which declined $1.3 billion and included a $927.4 million decline in acquired PPP loans. Acquired loans as a percentage of total loans decreased to 37.1% and non-acquired loans as a percentage of the overall portfolio increased to 62.9% at September 30, 2021. This compares to acquired loans as a percentage of total loans of 50.2% and non-acquired loans as a percentage of total loans of 49.8% at December 31, 2020.

Allowance for Credit Losses (“ACL”)

The ACL reflects Management’s estimate of credit losses that will result from the inability of our borrowers to make required loan payments. Upon adoption of ASU 2016-13, the Company established the incremental increase in the ACL through equity and subsequent adjustments through a provision for credit losses charged to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 2 – Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL.

As stated in Note 2 – Significant Accounting Policies under the caption Allowance for Credit Losses, Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data (such as COVID-19 epidemiological data and federal stimulus), as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of condition within the bank’s operating environment and geographic area. Additional forecast scenarios may be weighed along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require Management to adjust the selection of scenarios and weightings, in accordance with the accounting standards.

The COVID-19 pandemic has created increased volatility and uncertainties within the economy and economic forecasts. Accordingly, Management has used a blended forecast scenario of the baseline and more severe scenario ranging between two-thirds baseline and one-third more severe scenario to an equal weight between the baseline and more severe scenario since December 31, 2020, depending on the circumstances and economic outlook. As of September 30, 2021, Management selected a baseline weighting of 60%, down from two-thirds in the last quarter, and increased the more severe scenario to 40%, as several issues have materialized that warrant a more cautious approach. These issues include, but are not limited to, optimism in the baseline forecast outlook as compared to consensus forecasts and those expressed in the Federal Open Market Committee meeting on September 22, 2021; political impediments to moving both infrastructure and the Build Back America legislation forward; persistent headwinds related to the delta variant of COVID-19; and growing evidence that inflationary pressures in the labor market and supply chains are more than transitory. The resulting release was approximately $39 million. If the economic forecast weighting had not been adjusted, this would have resulted in a higher release of approximately $57 million, which Management deemed inappropriate given the pace of economic recovery.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2021, the accrued interest receivable for loans recorded in Other Assets was $76.3 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of September 30, 2021, the liability recorded for expected credit losses on unfunded commitments was $28.3 million. The current adjustment to the ACL for unfunded commitments is recognized through the provision for credit losses in the Condensed Consolidated Statements of Income.

As of September 30, 2021, the balance of the ACL was $314.1 million or 1.32% of total loans. The ACL decreased $36.3 million from the balance of $350.4 million recorded at June 30, 2021. This decrease during the third quarter of 2021 included a $36.2 million release or decline in the provision for credit losses in addition to $46,000 in net charge-offs. During the first nine months of 2021, the Company has released $141.0 million of its allowance for credit losses along with net charge-offs of $2.1 million. For both the three and nine months ended September 30, 2021, the Company has releases of allowance for credit losses based on improvements in the economic forecasts that drive our CECL models with the improvement in the economy and the increased availability of the COVID-19 vaccine. Since the prior comparative period, the ACL has decreased $126.0 million from the balance of $440.2 million recorded at September 30, 2020. This decrease included a net release of the provision for credit losses of $123.1 million since September 30, 2020 along with net charge-offs of $3.0 million since September 30, 2020.

At September 30, 2021, the Company had a reserve on unfunded commitments of $28.3 million which was recorded as a liability on the Balance Sheet, compared to $31.0 million at June 30, 2021. During three and nine months ended September 30, 2021, the Company recorded a release of the reserve for unfunded commitments, or negative provision for credit losses, on unfunded commitments of $2.7 million and $15.1 million, respectively. With the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company began to release some of this reserve for unfunded commitments based on improvements in economic forecasts. This amount was recorded in (Recovery) Provision for Credit Losses on the Condensed Consolidated Statements of Net Income. For the prior comparative period, the Company had a reserve on unfunded commitments of $43.2 million recorded at September 30, 2020. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its reserve on unfunded commitments by $6.5 million. During the three and nine months ended September 30, 2020, the provision for credit losses on unfunded commitments was $22.1 million and $36.4 million, respectively. Included in the provision for credit losses for the nine months ended September 30, 2020, $9.6 million was related to the merger with CSFL, which was completed during the second quarter of 2020. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first nine months of 2021 or 2020.

At September 30, 2021, the allowance for credit losses was $314.1 million, or 1.32%, of period-end loans. The ACL provides 3.48 times coverage of nonperforming loans at September 30, 2021. Net charge-offs to the total average loans during three and nine months ended September 30, 2021 were 0.00% and 0.01%, respectively. We continued to show solid and stable asset quality numbers and ratios as of September 30, 2021. The following table provides the allocation, by segment, for expected credit losses. Because PPP loans are government guaranteed and management implemented additional reviews and procedures to help mitigate potential losses, Management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

The following table provides the allocation, by segment, for expected credit losses.

	September 30, 2021
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$51,550	17.6%
Residential Mortgage Junior	699	0.1%
Revolving Mortgage	14,917	5.3%
Residential Construction	4,785	2.7%
Other Construction and Development	35,899	6.0%
Consumer	24,240	3.9%
Multifamily	4,584	1.6%
Municipal	509	2.8%
Owner Occupied Commercial Real Estate	65,209	21.4%
Non Owner Occupied Commercial Real Estate	82,878	25.7%
Commercial and Industrial	28,874	12.9%
Total	$314,144	100.0%

*     Loan balance in each category expressed as a percentage of total loans, excluding PPP loans.

The following tables present a summary of the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$245,368	$105,033	$350,401	$280,301	$154,307	$434,608
Allowance Adjustment - FMV for CSFL merger	—	—	—	—	(1,542)	(1,542)
Loans charged-off	(3,280)	(567)	(3,847)	(2,783)	(1,859)	(4,642)
Recoveries of loans previously charged off	2,052	1,749	3,801	1,911	2,137	4,048
Net (charge-offs) recoveries	(1,228)	1,182	(46)	(872)	278	(594)
(Recovery) provision for credit losses	(22,759)	(13,452)	(36,211)	7,077	610	7,687
Balance at end of period	$221,381	$92,763	$314,144	$286,506	$153,653	$440,159

Total loans, net of unearned income:
At period end	$23,788,949			$25,237,815
Average	23,876,318			25,312,632
Net charge-offs as a percentage of average loans (annualized)	0.00%			0.01%
Allowance for credit losses as a percentage of period end loans	1.32%			1.74%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	348.27%			391.47%

	Nine Months Ended September 30,
	2021			2020
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$315,470	$141,839	$457,309	$56,927	$—	$56,927
Adjustment for implementation of CECL	—	—	—	51,030	3,408	54,438
Allowance Adjustment - FMV for Center State merger	—	—	—	—	149,404	149,404
Loans charged-off	(10,873)	(2,010)	(12,883)	(7,480)	(2,816)	(10,296)
Recoveries of loans previously charged off	5,933	4,811	10,744	4,308	3,979	8,287
Net (charge-offs) recoveries	(4,940)	2,801	(2,139)	(3,172)	1,163	(2,009)
(Recovery) provision for credit losses	(89,149)	(51,877)	(141,026)	181,721	(322)	181,399
Balance at end of period	$221,381	$92,763	$314,144	$286,506	$153,653	$440,159

Total loans, net of unearned income:
At period end	$23,788,949			$25,237,815
Average	24,223,013			17,518,532
Net charge-offs as a percentage of average loans (annualized)	0.01%			0.02%
Allowance for credit losses as a percentage of period end loans	1.32%			1.74%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	348.27%			391.47%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2021	2021	2020	2020	2020
Non-acquired:
Nonaccrual loans	$22,087	$14,221	$16,956	$16,035	$18,078
Accruing loans past due 90 days or more	1,729	559	853	9,586	636
Restructured loans - nonaccrual	1,713	1,844	3,225	3,550	3,749
Total non-acquired nonperforming loans	25,529	16,624	21,034	29,171	22,463
Other real estate owned (“OREO”) (2) (6)	92	444	490	552	726
Other nonperforming assets (3)	273	251	164	136	99
Total non-acquired nonperforming assets	25,894	17,319	21,688	29,859	23,288
Acquired:
Nonaccrual loans (1)	64,583	69,053	79,919	75,603	89,067
Accruing loans past due 90 days or more	89	—	105	2,065	907
Total acquired nonperforming loans	64,672	69,053	80,024	77,668	89,974
Acquired OREO and other nonperforming assets:
Acquired OREO (2) (7)	3,595	4,595	10,981	11,362	12,754
Other acquired nonperforming assets (3)	209	182	311	206	150
Total acquired nonperforming assets	68,476	73,830	91,316	89,236	102,878
Total nonperforming assets	$94,370	$91,149	$113,004	$119,095	$126,166

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.17%	0.12%	0.16%	0.24%	0.20%
Total nonperforming assets as a percentage of total assets (5)	0.06%	0.04%	0.05%	0.08%	0.06%
Nonperforming loans as a percentage of period end loans (4)	0.17%	0.12%	0.16%	0.24%	0.19%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.40%	0.38%	0.46%	0.48%	0.50%
Total nonperforming assets as a percentage of total assets	0.23%	0.23%	0.28%	0.32%	0.33%
Nonperforming loans as a percentage of period end loans (4)	0.38%	0.36%	0.41%	0.43%	0.45%
(1)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(2)	Consists of real estate acquired as a result of foreclosure.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $1.0 million, $443,000, $1.9 million, $2.2 million and $2.3 million as of September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $14.1 million, $19.8 million, $29.3 million, $33.8 million and $22.2 million as of September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $94.4 million, or 0.40% of total loans and repossessed assets, at September 30, 2021, a decrease of $24.7 million, or 20.8%, from December 31, 2020. Total nonperforming loans were $90.2 million, or 0.38%, of total loans, at September 30, 2021, a decrease of $16.6 million, or 15.6%, from December 31, 2020. Non-acquired nonperforming loans decreased by $3.6 million from December 31, 2020. The decrease in non-nonperforming loans was driven primarily by a decline in accruing loans past due 90 days or more of $7.8 million, a decrease in restructured nonaccrual loans of $1.8 million, offset by an increase in commercial nonaccrual loans of $3.9 million and an increase in consumer nonaccrual loans of $2.1 million. The accruing loans past due 90 days or more at December 31, 2020 were a group of similar loans that were deemed to be low risk and almost all of these loans were brought current in January 2021. Acquired nonperforming loans decreased $12.5 million from December 31, 2020. The decrease in the acquired nonperforming loan balances was due to a decrease in consumer nonaccrual loans of approximately $9.7 million, a decrease in accruing loans past due 90 days or more of $2.0 million and a decline in commercial nonaccruing loans of $1.3 million.

At September 30, 2021, OREO totaled $3.7 million, which included $92,000 in non-acquired OREO and $3.6 million in acquired OREO. Total OREO decreased $8.2 million from December 31, 2020. At September 30, 2021, non-acquired OREO consisted of 2 properties with an average value of $46,000. This compared to 7 properties with an average value of $79,000 at December 31, 2020. In the third quarter of 2021, we added no new properties into non-acquired OREO, while selling 1 property with an aggregate value of $352,000. On the property sold, we recorded a net gain of $26,000. At September 30, 2021, acquired OREO consisted of 21 properties with an average value of $171,000. This compared to 35 properties with an average value of $325,000 at December 31, 2020. In the third quarter of 2021, we added 4 new properties into acquired OREO, while selling 4 properties with an aggregate value of $831,000 during the current quarter. On the properties sold, we recorded a net gain of $20,000.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $40.1 million, or 0.27%, of total non-acquired loans outstanding, at September 30, 2021, compared to $5.9 million, or 0.05%, of total non-acquired loans outstanding, at December 31, 2020. Potential problem loans related to acquired loans totaled $24.3 million, or 0.28%, of total acquired loans outstanding, at September 30, 2021, compared to $13.4 million, or 0.11% of total acquired loans outstanding, at December 31, 2020. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused Management to have concern about the borrower’s ability to comply with present repayment terms.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Total deposits increased $2.9 billion or 12.5% annualized to $33.6 billion at September 30, 2021 from $30.7 billion at December 31, 2020. We continue to focus on increasing core deposits (excluding certificates of deposits and other time deposits), which increased $3.6 billion during the nine months ended September 30, 2021 as these funds are normally lower cost funds. Federal funds purchased related to the correspondent bank division and repurchase agreements were $859.7 million at September 30, 2021 up $80.1 million from December 31, 2020. Corporate and subordinated debentures declined by $63.4 million to $326.8 million as the Company redeemed some of the debt assumed in the merger with CSFL during the second quarter of 2021. Some key highlights are outlined below:

●	Interest-bearing deposits increased $1.2 billion to $22.2 billion at September 30, 2021 from the period end balance at December 31, 2020 of $21.0 billion. The increase from December 31, 2020 was driven by an increase in interest-bearing transactional accounts including money markets of $1.5 billion, and savings of $507.5 million, partially offset by a decline in time deposits of $753.9 million. Average interest-bearing deposits increased $2.0 billion to $22.3 billion in the quarter ended September 30, 2021 from the same period in 2020.
●	Corporate and subordinated debentures declined $63.4 million from the period end balance at December 31, 2020 as the Company redeemed $38.5 million in trust preferred securities and $25.0 million in subordinated debentures, in addition to the repayment of $11.0 million of subordinated notes that matured during the second quarter of 2021. With the redemption of the trust preferred securities, the remaining fair value mark of $11.7 million was written off as an extinguishment of debt cost during the second quarter of 2021.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At September 30, 2021, the period end balance of noninterest-bearing deposits was $11.3 billion exceeding the December 31, 2020 balance by $1.6 billion. We continue to focus on increasing the noninterest-bearing deposits to try and limit our funding costs. This increase was also partially driven by the federal government stimulus programs in the first nine months of 2021 which pushed funds into the economy.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2021, shareholders’ equity was $4.8 billion, an increase of $145.1 million, or 3.1%, from December 31, 2020. The change from year-end was mainly attributable to the increase in equity through net income less dividends paid, common stock repurchased pursuant to our stock repurchase plan and a decline in the market value of investment securities available for sale.

The following table shows the changes in shareholders’ equity during 2021.

Total shareholders' equity at December 31, 2020	$4,647,880
Net income	368,697
Dividends paid on common shares ($1.43 per share)	(100,990)
Dividends paid on restricted stock units	(114)
Net decrease in market value of securities available for sale, net of deferred taxes	(48,109)
Stock options exercised	2,380
Employee stock purchases	1,151
Equity based compensation	19,195
Common stock repurchased pursuant to stock repurchase plan	(96,180)
Common stock repurchased - equity plans	(969)
Total shareholders' equity at September 30, 2021	$4,792,941

In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock under our 2019 Repurchase Program. Through December 31, 2020 we had repurchased 1,485,000 of the shares authorized. In January 2021, the Board of Directors of the Company approved the authorization of a new 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”), which replaced in its entirety the revised 2019 Repurchase Program. Our Board of Directors approved the new plan after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of September 30, 2021, we have repurchased 1,185,491 shares, at an average price of $81.13 per share, excluding cost of commissions, for a total of $96.2 million, under the 2021 Stock Repurchase Plan and may repurchase up to an additional 2,314,509 shares of common stock under the program.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	September 30,	December 31,
	Minimums	2021	2020
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.92%	11.77%
Tier 1 risk-based capital	6.00%	11.92%	11.77%
Total risk-based capital	10.00%	13.76%	14.24%
Tier 1 leverage	N/A	8.13%	8.27%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.51%	12.39%
Tier 1 risk-based capital	8.00%	12.51%	12.39%
Total risk-based capital	10.00%	13.11%	13.33%
Tier 1 leverage	5.00%	8.53%	8.71%

The Company’s and Bank’s Common equity Tier 1 risk-based capital and Tier 1 risk-based capital ratios increased compared to December 31, 2020. These ratios increased as Tier 1 capital increased, mostly through net income, at a higher percentage during 2021 than total risk-based assets at both the Company and Bank. The Tier 1 leverage ratio declined slightly both at the Company and Bank as the percentage increase in Tier 1 risk-based capital was less than the percentage increase in the average assets for regulatory capital purposes. The increase in average assets was mainly due to an increase in cash and cash equivalents and investments from December 31, 2020 with deposits growing as the federal government has pushed funds into the market through stimulus programs in addition to consumers remaining conservative in their spending habits. The total risk-based capital decreased at the Bank and at the Company from December 31, 2020. The decrease in the total risk-based capital ratio at the Bank was due to the percentage increase in total risk-based capital being less than the percentage increase in total risk-based assets. The lower increase in total risk-based capital was due to the Bank paying a $200.0 million dividend to the holding company in 2021 along with the amount of allowance for credit losses eligible for capital purposes declining $81.9 million with the releases of provision in both the second and third quarter of 2021. The reason for the decline in the total risk-based capital ratio at the Company was due the redemption of $25.0 million in subordinated debt and $38.5 million in trust preferred securities during the second quarter of 2021 that was included in total risked-based capital along with the amount of allowance for credit losses eligible for capital purposes declining $81.9 million with the releases of provision in both the second and third quarter of 2021. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $2.7 billion, or approximately 29.25% annualized, compared to the balance at December 31, 2020. The increase from December 31, 2020 was mainly related to organic growth and renewals on acquired loans. The acquired loan portfolio decreased by $3.6 billion from the balance at December 31, 2020 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans. This included a reduction in acquired PPP loans of $927.4 million.

Our investment securities portfolio (excluding trading securities) increased $2.0 billion compared to the balance at December 31, 2020. The increase in investment securities from December 31, 2020 was a result of purchases of $2.9 billion. This increase was partially offset by maturities, calls, sales and paydowns of investment securities totaling $835.3 million as well as declines in the market value of the available for sale investment securities portfolio of $63.1 million. Net amortization of premiums were $29.0 million in the first nine months of 2021. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth. Total cash and cash equivalents were $6.3 billion at September 30, 2021 as compared to $4.6 billion at December 31, 2020 as deposits grew $2.9 billion during the nine months of 2021.

At September 30, 2021 and December 31, 2020, we had $325.1.0 million and $600.0 million of traditional, out–of-market brokered deposits. At September 30, 2021 and December 31, 2020, we had $740.1 million and $611.1 million, respectively, of reciprocal brokered deposits. Total deposits were $33.6 billion at September 30, 2021, an increase of $2.9 billion from $30.7 billion at December 31, 2020. Our deposit growth since December 31, 2020 included an increase in demand deposit accounts of $1.6 billion, an increase in savings and money market accounts of $1.0 billion and an increase in interest-bearing transaction accounts of $964.7 million partially offset by a decline in time deposits of $753.9 million. Total borrowings at September 30, 2021 were $326.8 million and consisted of trust preferred securities and subordinated debentures. During 2021, total trust preferred securities and subordinated debentures declined by $63.4 million as the Company, during the second quarter of 2021, redeemed $38.5 million in trust preferred securities and $25.0 million in subordinated debentures, in addition to the repayment of $11.0 million of subordinated notes that matured during the quarter. With the redemption of the trust preferred securities, the remaining fair value mark on these borrowings of $11.7 was written off as an extinguishment of debt cost. Total short-term borrowings at September 30, 2021 were $859.7 million, consisting of $484.3 million in federal funds purchased and $375.4 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Our ongoing philosophy is to remain in a liquid position, taking into account our current composition of earning assets, asset quality, capital position, and operating results. Our liquid earning assets include federal funds sold, balances at the Federal Reserve Bank, balances at other financial institutions, reverse repurchase agreements, and/or other short-term investments. Cyclical and other economic trends and conditions can disrupt our Bank’s desired liquidity position at any time.  We expect that these conditions would generally be of a short-term nature.  Under such circumstances, our Bank’s federal funds sold position and any balances at the Federal Reserve Bank serve as the primary sources of immediate liquidity.  At September 30, 2021, our Bank had total federal funds credit lines of $300.0 million with no balance outstanding.  If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our investment portfolio.  At September 30, 2021, our Bank had $1.0 billion of credit available at the Federal Reserve Bank’s Discount Window and had no balance outstanding. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2021, our Bank had a total FHLB credit facility of $2.5 billion with total outstanding FHLB letters of credit consuming $12.1 million leaving $2.5 billion in availability on the FHLB credit facility. The holding company has a $100.0 million unsecured line of credit and had no balance outstanding at September 30, 2021. We believe that our liquidity position continues to be adequate and readily available.

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

Percentage Change in Net Interest Income over One Year
Shock	September 30, 2021
Up 100 basis points	6.09%
Up 200 basis points	12.24%
Down 100 basis points	(2.12)%

Percentage Change in Economic Value of Equity
Shock	September 30, 2021
Up 100 basis points	4.21%
Up 200 basis points	7.64%
Down 100 basis points	(3.99)%

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

The Alternative Reference Rates Committee has proposed Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within Part I - Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended 2020, we hold instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impact of the transition to an alternative reference rate.

We have established a cross-functional LIBOR transition working group that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; and 3) developed a formal governance structure for the transition. The Company is in the process of developing and implementing various proactive steps to facilitate the transition on behalf of customers, which include:

•	The adoption and ongoing implementation of fallback provisions that provide for the determination of replacement rates for LIBOR-linked financial products.
•

The adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the U.S. regulators, the Alternative Reference Rates Committee, and GSEs.

•	The cessation of quoting LIBOR on September 30, 2021 and originating new products linked to LIBOR by December 31, 2021.
•	The selection of SOFR indices as the replacement indices, and successful completion of systems testing using the SOFR replacement indices.

The Company continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. The Company is in the process of developing and implementing processes to educate all client-facing associates and coordinate communications with customers regarding the transition.

As of September 30, 2021, the Company had the following exposures to LIBOR:

•	Approximately $7.0 billion of total outstanding loans reference LIBOR. Of this amount, $6.3 billion have maturities occurring after the LIBOR discontinuation date of June 30, 2023.
•

Approximately $20.3 billion in interest rate swaps that are indexed to LIBOR with a gross positive fair value of $480.6 million and a gross negative fair value of $482.1 million. However, the interest rate swaps associated with this program do not meet the strict hedge accounting requirements. Therefore, the transition to LIBOR will have no hedge accounting impact as changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Moreover, the exposure of both sides of these swaps are presented in these figures. These exposures are intended to offset each other.

•	Trust preferred securities that reference LIBOR and had a total principal balance of $115.0 million. These securities have maturities ranging from October 7, 2033 through March 1, 2037.
•	Subordinated debt that references LIBOR that had a principal balance of $13 million. This debt matures June 30, 2027 and has an initial call date of June 30, 2022.
•

An unsecured line of credit with U.S. Bank with a maximum credit of $100 million. As of September 30, 2021, there was no outstanding balance associated with the line of credit. This line of credit matures November 15, 2021.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2021, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for loan losses of the Company, or $853.6 million at September 30, 2021. Based on this criteria, we had seven such credit concentrations at September 30, 2021, including loans on hotels and motels of $930.5 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $4.4 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.8 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.7 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.3 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $4.0 billion and loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $1.5 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At September 30, 2021 and December 31, 2020, the Bank’s CDL concentration ratio was 57.0% and 54.1%, respectively, and its CRE concentration ratio was 235.6% and 229.5%, respectively. As of September 30, 2021, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

Reconciliation of GAAP to Non-GAAP

The return on average tangible equity is a non-GAAP financial measure that excludes the effect of the average balance of intangible assets and adds back the after-tax amortization of intangibles to GAAP basis net income. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and capital and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider SouthState’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of SouthState. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of SouthState’s results or financial condition as reported under GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Return on average equity (GAAP)	10.21%	8.31%	10.41%	1.41%
Effect to adjust for intangible assets	6.65%	6.35%	6.93%	2.10%
Return on average tangible equity (non-GAAP)	16.86%	14.66%	17.34%	3.51%

Average shareholders’ equity (GAAP)	$4,773,451	$4,556,061	$4,733,597	$3,268,998
Average intangible assets	(1,722,915)	(1,763,255)	(1,728,964)	(1,353,300)
Adjusted average shareholders’ equity (non-GAAP)	$3,050,536	$2,792,806	$3,004,633	$1,915,698

Net income (GAAP)	$122,788	$95,221	$368,697	$34,396
Amortization of intangibles	8,543	9,560	26,675	17,232
Tax effect	(1,714)	(1,875)	(5,711)	(1,272)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$129,617	$102,906	$389,661	$50,356

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, Management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, SouthState, the merger with CSFL and the proposed acquisition of Atlantic Capital. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from the COVID-19 pandemic or government or regulatory responses thereto, federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;

●	Risks and uncertainties relating to the merger with CSFL, including the ability to successfully integrate the companies or to realize the anticipated benefits of the merger;
●	Expenses relating to the merger with CSFL and integration of legacy SouthState and legacy CSFL;
●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our merger with CSFL and proposed acquisition of Atlantic Capital;
●	Risks related to the proposed acquisition of Atlantic Capital, including:
o	the possibility that the merger does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
o	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
o	potential difficulty in maintaining relationships with clients, employees or business partners as a result of the proposed acquisition of Atlantic Capital;
o	the amount of the costs, fees, expenses and charges related to the merger; and
o	problems arising from the integration of the two companies, including the risk that the integration will be materially delayed or will be more costly or difficult than expected;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Civil unrest and/or terrorist activities risk that results in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;

●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration;
●	Risks associated with our reliance on models and future updates we make to our models, including the assumptions used by these models; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the SEC, including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, including risks and uncertainties disclosed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2021 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2020.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of September 30, 2021, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of September 30, 2021, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2021 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

In June 2019, our Board of Directors announced the authorization for the repurchase of up to an additional 2,000,000 shares of our common stock under our 2019 Repurchase Program. Through December 31, 2020 we had repurchased 1,485,000 of the shares authorized. In January 2021, the Board of Directors of the Company approved the authorization of a new 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”), which replaced in its entirety the revised 2019 Repurchase Program. As of September 30, 2021, we have repurchased 1,185,491 shares, at an average price of $81.13 per share (excluding cost of commissions) for a total of $96.2 million, of the 3,500,000 shares authorized for repurchase under the 2021 Stock Repurchase Plan and may repurchase up to an additional 2,314,509 shares of common stock under the program.

The following table reflects share repurchase activity during the third quarter of 2021:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 ‑ July 31	305,743		$77.15	305,743	2,494,257
August 1 - August 31	83,684		70.21	83,684	2,410,573
September 1 - September 30	96,118	*	68.23	96,064	2,314,509

Total	485,545			485,491	2,314,509
*

For the month ended September 30, 2021, totals include 54 shares that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2021 Stock Repurchase Plan to repurchase shares.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: November 5, 2021	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2021	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer