Form 10-K
period 2021-12-31
SouthState Corp
filed 2022-02-25
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock of the registrant held by non-affiliates was $5,681,031,000 based on the closing sale price of $81.76 per share on June 30, 2021. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 23, 2022 was 68,846,449.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

SouthState Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders.

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

PART I

Item 1. Business.

Overview

SouthState Corporation (“We,” “Our,” “SSC” or the “Company”) is a financial holding company headquartered in Winter Haven, Florida, that incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, SouthState Bank, National Association (the “Bank”), a national banking association, from our headquarters branch in Winter Haven, Florida and, as of December 31, 2021, a 281-branch network located throughout Florida, South Carolina, Alabama, Georgia, North Carolina, and Virginia. In addition, the Company operates SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. We do not engage in any significant operations other than the ownership of our banking subsidiary.

Through the Bank, we operate a correspondent banking and capital markets service division for over 1,060 small and medium sized community financial institutions throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor, which offers support to the Bank’s Wealth line of business.

In February 2021, the Bank completed its acquisition of Duncan-Williams, Inc., a full-service broker dealer that is being integrated into our correspondent division due to the complementary nature of its capital markets business (“DWI”). The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

At December 31, 2021, we had approximately $42.0 billion in assets, $23.9 billion in loans, $35.1 billion in deposits, $4.8 billion in shareholders’ equity, and a market capitalization of approximately $5.6 billion.

On June 7, 2020, the Company acquired all of the outstanding common stock of CenterState Bank Corporation of Winter Haven, Florida (“CSFL”), the holding company for CenterState Bank, N.A. (“CSB”), in a stock transaction. Pursuant to an Agreement and Plan of Merger, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation (the “CenterState Merger”), and (ii) immediately following the CenterState Merger, South State Bank, a South Carolina banking corporation and wholly owned bank subsidiary of the Company merged with and into CenterState Bank, National Association (“CSB”), a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank (the “CenterState Bank Merger”). In connection with the CenterState Bank Merger, CSB changed its name to “South State Bank, National Association,” and in November 2021, the Bank changed its name to SouthState Bank, National Association.

On July 22, 2021, the Company entered into an Agreement and Plan of Merger (the “ACBI Merger Agreement”) with Atlantic Capital Bancshares, Inc. of Atlanta, Georgia (“ACBI”), the banking holding company for Atlantic Capital Bank, National Association (“Atlantic Capital”), in a stock transaction. Pursuant to the ACBI Merger Agreement, (i) ACBI will merge with and into the Company, with the Company continuing as the surviving corporation (the “ACBI Merger”), and (ii) immediately following the ACBI Merger, and subject to it occurring, Atlantic Capital will merge with and into the Bank (the “ACB Bank Merger” and collectively with the ACBI Merger, the “Merger”). All required regulatory approvals to complete the ACBI merger and the ACB Bank merger have been received. The Merger is expected to close in the first quarter of 2022.

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

As is the case with banking institutions generally, our operations are materially and significantly influenced by the real estate market, general economic conditions, and by the tax, monetary and fiscal policies of the U.S. and state government and regulatory agencies, including the Federal Reserve. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds, including tax rates and regulatory structure. We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans. See “Competition.”

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

Commercial Real Estate Loans. As of December 31, 2021, $14.4 billion, or 60%, of our loan portfolio consisted of loans secured by commercial real estate (including owner occupied and non-owner occupied commercial real estate and construction and land development lending). We offer construction financing, acquisition financing or refinancing of properties, commercial lines of credit and other loans that are secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2021, $4.8 billion, or 20%, of our loan portfolio consisted of residential real estate loans including home equity loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates and home equity lines. It is not our normal business practice to originate subprime loans. Our closed-end first lien loans are for purposes of property purchased, or for refinancing existing loans. The majority of our loans are owner occupied, full documentation loans.

Commercial and Industrial Loans (“C&I”). As of December 31, 2021, $3.8 billion, or 16%, of our loan portfolio consisted of commercial and industrial loans. Our C&I loans include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less.

Other Consumer Loans. As of December 31, 2021, $928 million, or 4%, of our loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans.

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

Deposit Products, Treasury Services and Other Funding Sources

We offer our customers a variety of deposit products and services, including checking accounts, savings accounts, money market accounts, other deposit accounts and treasury and merchant services, through multiple channels, including our extensive network of 281 full-service branches, as of December 31, 2021, and our online, mobile and telephone banking platforms. As of December 31, 2021, our deposit portfolio was comprised of 33% noninterest-bearing deposits and 67% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

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

Correspondent Banking

We operate a correspondent banking and capital markets business through our correspondent division of the Bank and through DWI, the Bank’s broker dealer subsidiary the Bank acquired in February 2021. Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

Wealth Management

Through the Bank and SouthState Advisory, Inc., we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management for affluent clients as well as clients with more modest resources. We offer a wide range of investment alternatives, including certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products.

Mortgage Banking

We have a mortgage line of business which originates single-family home loans and sells a majority of those mortgages into the secondary market of which the majority are sold with servicing rights retained. We also have a SBA 7(a) line of business whereby we routinely sell the government guaranteed portion of the SBA loans to investors with the unguaranteed portion of the loan and the servicing rights retained.

Acquisition Strategy

Our business growth, profitability and market share have been enhanced by engaging in strategic mergers and acquisitions either within or contiguous to our existing footprint. Our acquisition strategy focuses on banking institutions that are consistent with our guiding principles of soundness, profitability and growth and are a good fit with our culture;

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

Because we recognize the importance of encouraging an environment that inspires our employees to act consistently with the Company’s core values, our board-level Culture Committee is charged with overseeing the internal and external culture and values messaging, implementing a program for continuing to build and retain a diverse and inclusive employee base, developing a program to recruit, train and retain the leadership and talent necessary to deliver the Company’s vision, and maintaining an employee engagement program with clear objectives.

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

Demographic Information

As of December 31, 2021, we had 4,929 full-time employees (compared to 5,184 as of the same date in 2020), 201 part-time employees and 4 seasonal employees. Over 97% of our employees are located in the Bank’s 6-state branch footprint of Florida (34%), South Carolina (35%), Georgia (15%), North Carolina (6%), Alabama (6%) and Virginia (1%). To date, none of our employees are covered by collective bargaining agreements, and all but one employee live in the United States. During fiscal year 2021, we hired 1,016 employees (excluding employees via merger or acquisition), and our voluntary turnover rate was 17.5%.

Additional workforce demographics by gender, race or ethnicity and generation are reflected in the graphics below.

Diversity and Inclusion

We strive to build a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. Our Director of Corporate Stewardship reports to the CEO and bears primary responsibility for overseeing and directing strategic initiatives related to enterprise diversity, environmental and social governance, community development, management development, and the Employee Sunshine Fund.

In 2021, the Company adopted a three-year diversity and inclusion plan built around three goals:

Workplace Diversity	Recruit diverse, qualified talent representing all areas of society to add to the overall performance of the Company.
Workplace Inclusion	Champion a culture of collaboration and acceptance that creates a comfort level for team members to be themselves and supports diverse talent retention.
Sustainability and Accountability	Establish strategies that are sustainable and provide leaders throughout the Company with the proper tools and resources to manage and measure diversity within their respective lines of business.

In addition, in 2021 the Company formed a Diversity and Inclusion Council to provide oversight to its diversity and inclusion strategy, support the implementation of diversity and inclusion initiatives that align with our vision and core values, and promote a diverse and inclusive workplace that represents the communities in which the Bank does business. The responsibilities of this Council include, among others, identifying and addressing barriers that impact recruitment, retention and advance of diverse candidates, defining benchmarks and metrics for diverse talent acquisition and retention, and identifying and implementing diversity and inclusion training for all Company employees and directors.

In addition to our talent acquisition efforts described below, as part of our collegiate diversity and inclusion outreach efforts, we contributed to a Diversity, Equity and Inclusion (“DEI”) fund established to support the recruitment, retention, and success of diverse students, and to mitigate financial challenges experienced by underrepresented minority students that threaten their pursuit of academic achievements. Through community development and outreach, employees volunteer their time by serving as board, finance and loan committee members of various agencies and organizations, including organizations that serve minority communities, as well as minority-owned small businesses. These initiatives are overseen by our Culture Committee.

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

We encourage and support the growth and development of our employees and, when possible, seek to fill positions by promotion and transfer from within the organization. We invest in the growth and development of our employees by providing opportunities to participate in continuing education courses that are relevant to the banking industry and their job function within the Company. Our internal Corporate University offers a suite of leadership development programs to support various levels of leadership experience and expertise with graduated topics designed to engage and develop leaders by improving business acumen and offering 360 degree reviews, individual coaching opportunities and education on topics as varied as culture, communication styles and mentoring. Because the banking industry is highly regulated, we also require employees to complete annual compliance training, the classes for which are selected based on each employee’s actual job responsibilities. In 2021, employees completed on average 34 hours of Company-provided training.

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

Employee Health, Wellness and Safety

The safety and health of our employees is a top priority. The COVID-19 pandemic has presented a unique challenge with regard to maintaining employee safety while continuing successful operations. To promote the safety of employees performing customer-facing activities at branches and operations centers, we encourage all employees to receive vaccinations, and we require unvaccinated employees, including those who have previously tested positive for COVID-19, to wear face coverings when not in private offices or cubicles unless required otherwise by a local ordinance or mandate. Further, we encourage all employees to maintain social distance as much as possible regardless of vaccination status. While branch employees were on-site and lobbies were open for either limited or full hours generally during 2021, through teamwork and the adaptability of our management and staff, we remain flexible to close lobbies or move to drive-thru services only in situations where we do not have sufficient employees to open, staff and operate a branch during normal business hours.

Currently, 41% of our employees continue to work effectively from remote locations; however, we continue to explore safe and effective ways to bring non-branch employees that traditionally work in an office back to their respective offices. We have asked employees not to come to work when they experience signs or symptoms of a possible COVID-19 illness, and we provide Company paid time off to cover compensation during such absences to employees that (i) have been fully vaccinated within five months (Pfizer vaccine) or two months (Johnson and Johnson vaccine) of the positive diagnosis, (ii) have obtained a vaccination booster at least two weeks prior to the positive diagnosis, (iii) have tested positive for COVID-19 and (iv) are not eligible to work remotely. Depending on the nature of an employee’s responsibilities, we continue to offer our employees flexibility to perform their responsibilities due to their changing needs in light of the pandemic (i.e., challenges posed by a lack of childcare, virtual school or caring for family members). Because our employees’ needs change as the country’s pandemic response evolves, we continue to evaluate the changing COVID-19 landscape and consider processes that reduce the risk to our employees, customers and vendors while continuing to provide essential banking services.

Oversight of Environmental, Social and Governance Issues

The Governance and Nominating Committee of the Company’s Board of Directors oversees the Company’s current and emerging environmental, social and governance matters. In 2021, the Company issued its inaugural Corporate Social Responsibility Report which highlights the Company’s environmental, social and governance initiatives, including the Company’s commitment to: building vibrant communities where we operate and where our customers live and work; fostering a strong culture that supports and encourages a diverse and inclusive workforce; promoting the highest ethical standards and acting as good stewards; and being environmentally resourceful as we support efficient and sustainable practices. Our commitment to our communities, colleagues, corporate stewardship and the environment will inform our Company’s actions as we strive to meet our vision: investing in the entrepreneurial spirit, pursuing excellence, and inspiring a greater purpose. A copy of the Company’s 2021 Corporate Social Responsibility Report is available on the Bank’s website at 2021 Corporate Social Responsibility Report (https://www.southstatebank.com/global/about/corporate-stewardship).

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States. Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve has, most recently as a response to the COVID-19 pandemic, steeply increased the size of its balance sheet by buying securities and since the financial crises has paid interest on excess reserves held by banks at the Federal Reserve. The Federal Reserve also has decreased its target federal funds rate to near zero in response to the COVID -19 pandemic. Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Given inflationary pressures during 2021, which have been seen to be more than a transitory reaction to supply concerns as a result of the pandemic, it is expected that the Federal Reserve will taper its buying of securities, reduce its balance sheet and raise its benchmark rate. Since the period during which the Federal Reserve increased the size of its balance sheet substantially above historical levels through the purchase of debt securities, the Federal Reserve has started to vary the size of its balance sheet, which might also affect interest rates. Future monetary policies, including whether and when the Federal Reserve will increase or decrease the federal funds rate and whether or at what pace it will reduce or increase the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

Supervision and Regulation

We are extensively regulated under federal and state law. The following is a brief summary of certain aspects of that regulation that are material to us and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. To the extent particular statutory and regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank. A change in applicable laws, regulations or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s and the Bank’s business, operations, and earnings. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors and customers, the deposit insurance fund and the U.S. banking and financial system rather than shareholders.

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. As described in further detail below, the Company and the Bank have become subject to additional regulatory requirements as a result of the growth of their assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations. While there have been some changes in the post financial crisis framework applicable to the Company, the Company expects that its business will remain subject to extensive regulation and supervision. The scope of regulation and the intensity of supervision will likely become higher under the current presidential administration, including increased scrutiny, supervisory discouragement or even possible denials of bank mergers and acquisitions by federal bank regulators.

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

Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. Effective March 26, 2020, the reserve was suspended with no reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Under the applicable capital rules, the Company and the Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities, if applicable. Upon the completion of the CenterState Merger in June 2020, the Company’s trust preferred securities no longer qualify as Tier 1 capital.

Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, certain trust preferred securities, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. For institutions, such as us, that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values are also included in Tier 2 capital. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2021, the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer. Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2021 and 2020, calculated using the regulatory capital methodology applicable to us during 2021.

		Minimum	Minimum Ratio +	Well-
		Regulatory	Capital Conservation	Capitalized		Capital Above
		Capital Ratio	Buffer	Minimums (1)	Actual	Minimums (2)
As of December 31, 2021
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	8.05%	$1,611,599
	Bank	4.00%	N/A	5.00%	8.65%	$1,843,857
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	11.75%	$1,294,813
	Bank	4.50%	7.00%	6.50%	12.62%	$1,528,115
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	11.75%	$886,206
	Bank	6.00%	8.50%	8.00%	12.62%	$1,120,339
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	13.56%	$832,427
	Bank	8.00%	10.50%	10.00%	13.22%	$739,668

As of December 31, 2020
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	8.27%	$1,555,035
	Bank	4.00%	N/A	5.00%	8.71%	$1,706,494
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	11.77%	$1,220,197
	Bank	4.50%	7.00%	6.50%	12.39%	$1,372,985
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	11.77%	$836,631
	Bank	6.00%	8.50%	8.00%	12.39%	$990,675
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	14.24%	$957,073
	Bank	8.00%	10.50%	10.00%	13.33%	$721,293
(1)	Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.

(1)	Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.

The Company has elected to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021, and that amount will be subject to the three-year phase out.

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

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third-party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2021, our total reported loans for construction, land development, and other land were 55% of the Bank’s total risk based capital and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 239% of the Bank’s total risk based capital.

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

Under applicable law, the Bank, as a debit card issuer, may receive a maximum permissible interchange fee equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions. Further, a debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve rules governing routing and exclusivity require debit card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Community Reinvestment Act

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods. Furthermore, the relevant federal bank regulatory agency is required to consider a bank’s CRA assessment when considering the bank’s application to, among other things, merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution or open or relocate a branch office. The relevant federal banking agency, the OCC in the Bank’s case, examines each bank and assigns it a public CRA rating. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank received a "satisfactory” rating at its most recent CRA evaluation.

During 2020, the OCC engaged in a rulemaking to amend the CRA, which the FDIC and the Federal Reserve declined to join. On December 4, 2021, the OCC rescinded the 2020 final rulemaking, and reinstated the previous existing interagency CRA rule. The OCC has also issued a joint statement with the FDIC and Federal Reserve stating that they are committed to working jointly to modernize the CRA rules.

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

Privacy, Data Protection and Cyber Security

Various federal and state laws and regulations contain extensive data privacy and cybersecurity provisions, and the regulatory framework for data privacy and cybersecurity is in considerable flux and rapidly evolving. Current federal law requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. Current federal law also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

In November 2021, the Federal Reserve, OCC, and FDIC adopted a new regulation that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a "computer-security incident" that the banking organization believes in good faith could materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S.

Data privacy and data protection are also areas of increasing state legislative focus. For example, the California Consumer Privacy Act of 2018 (“CCPA”) gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold, or disclosed pursuant to federal law. Because our correspondent division has an office in California, we have complied with the CCPA. Similar laws have been or may be adopted by other states where we do business, such as the Consumer Data Protection Act, a privacy law adopted in Virginia in 2021 that grants consumers rights over their personal data. The federal government may also pass data privacy or data protection legislation.

Like other lenders, the Bank uses credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries. The Bank is also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity.

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

We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to SouthState Corporation, Attention: Corporate Secretary, 1101 First Street South, Winter Haven, Florida 33880.

Information with respect to the Company’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on the Company’s website, www.SouthStatebank.com, on the Investor Relations page. We have adopted a Code of Ethics, which is available under Corporate Overview/Governance Documents/Code of Ethics on the Investor Relations page of our website located at www.SouthStatebank.com. We encourage our employees to take initiative and be responsible for their actions. The importance of maintaining our culture and communicating our core values to our stakeholders, including our employees, and mentoring and training our employees as we grow is such that we have established a Culture Committee, designed to tap the expertise and leadership experience of two Board members who have a combined over 80 years of experience in employee engagement, training and brand development in creating a service oriented culture, and a commitment to employee diversity, recruitment, training and motivation. We also have adopted a formal corporate governance policy, a copy of which is available under Corporate Overview/Governance Documents/Corporate Governance Guidelines on the Investor Relations page of our website located at www.SouthStatebank.com.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock. These risks include, but are not limited to, the following:

•	the risks and uncertainties related to the proposed Merger with Atlantic Capital;
•	the failure to complete the Atlantic Capital Merger;
•	the inability to integrate the Company and Atlantic Capital successfully;
•	the incurrence of substantial expenses in connection with the Merger and integration;
•	the continued incurrence of substantial expenses in connection with the CenterState conversion and integration;
•	the impact of the COVID-19 pandemic;
•	the implementation of new lines of business or new products and services;
•	the impact of the adoption of the Current Expected Credit Loss (“CECL”) standard, the CenterState Merger and the COVID-19 pandemic on our allowance for credit losses (“ACL”);
•	impact of technological changes, including online and mobile banking, on our business model, and that we may have fewer resources than many competitors to invest in technological improvements;
•	our ability to grow or to manage our growth effectively;
•	a significant portion of our loan portfolio is secured by real estate;
•	our loan portfolio includes commercial and commercial real estate loans that may have higher risks;
•	our ability to adequately anticipate and respond to changes in market interest rates;
•	our net interest income may decline based on the interest rate environment;
•	our ability to effectively manage credit risk and interest rate risk;
•	the results of our most recent stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
•	our size and continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed;
•	our processes for managing risk may not be effective in mitigating risk or losses;
•	the heightened expectations of regulatory agencies may expose the Company to risk as it grows;
•	the continued buildout of our mortgage line of business;
•	our recent results not being indicative of our future results;
•	environmental risks in our lending activities;
•	appraisals used in deciding whether to make a loan that is secured by real estate may not ensure the value of the real property collateral;
•	losses due to errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
•	environmental, social and governance risks that adversely affect our reputation, the trading price of our common stock and/or our business, operations and earnings;

•	lack of liquidity;
•	our ability to maintain our culture and attract and retain skilled people;
•	our ability to offer our key management personnel long term incentive compensation and our ability to retain such personnel;
•	reliance on the performance of highly skilled personnel and our ability to attract, retain, develop and motivate our human capital in the form of well-qualified employees;
•	reliance on other companies to provide key components of our business infrastructure;
•

a failure and/or breach of our operational or securities systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, which could disrupt our business, result in a disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses;

•	security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft;
•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•	future expansion;
•	the availability of attractive acquisition opportunities in the future;
•	the transition from LIBOR to an alternative rate;
•	our accounting policies and processes;
•	additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties;
•	value of securities in our investment portfolio;
•	our consumers may decide not to use banks to complete their financial transactions;
•	our ability to maintain our reputation;
•	government regulations that could limit or restrict our activities;
•	our obligation to maintain capital to meet regulatory requirements;
•	periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examination;
•	our obligation to comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	our obligation to comply with numerous laws designed to protect consumers, including the CRA and fair lending laws;
•	any changes to FDIC deposit insurance premiums and assessments;
•	changes to our requirement to commit capital resources to support the Bank;
•	changes in tax laws, regulations and interpretations or challenges to our income tax provision;
•	state law and provisions in our articles of incorporation or bylaws could make it more difficult for another company to purchase us;
•	shares of our Common Stock are not insured deposits and may lose value;
•	future capital needs could result in dilution of shareholder investment;
•	trading volume in our common stock and the sale of substantial amounts of our common stock in the public market that could depress the price of our common stock;
•	our ability to pay dividends;
•	rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders;
•	our stock price may be volatile;
•	our institutional shareholders, which own approximately 24% of our common stock, may exercise significant influence over us and their interests may be different from our other shareholders;

•	changes to the political and economic environment;
•	a slowdown in economic growth or a resumption of recessionary economic conditions;
•	soundness of other financial institutions;
•	success of the local economies where we operate;
•	adverse weather or manmade events;
•	physical and financial risks associated with climate change and other weather and natural disaster impacts;
•	market volatility that could adversely affect our operations or ability to access capital;
•	cost of funds that may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures;
•	competition;
•	changes in the fiscal and monetary policies of the federal government and its agencies;
•	uncertainty surrounding the potential legal, regulatory and policy changes by changes in the presidential administration; and
•	suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies.

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

Risks relating to our Business and Business Strategy

We face risks and uncertainties related to our proposed Merger with ACBI.

The Company and ACBI operate and, until the completion of the Merger, will continue to operate independently. There can be no assurances that the businesses of the Company and ACBI can be integrated successfully. It is possible that the integration process could result in the loss of key Company or ACBI employees, the loss of customers, the disruption of either company’s ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The success of the Merger will depend on, among other things, the ability of the Company and ACBI to combine their businesses in a manner that facilitates growth opportunities and realizes cost savings. However, if the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

Failure to complete our proposed Merger with ACBI could negatively impact our business, financial results and stock price.

If our proposed merger with ACBI is not completed for any reason, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•	We will be required to pay certain costs relating to the merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•

The ACBI Merger Agreement places certain restrictions on the conduct of both the Company’s and ACBI’s business before completion of the Merger, which may adversely affect our ability to execute certain of our business strategies; and

•

Matters relating to the Merger are requiring substantial commitments of time and resources by our management, which could have been devoted to other opportunities that may have been beneficial to us, as an independent company.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. For example, we may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. The market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against us to perform our obligations under the ACBI Merger Agreement. If the Merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

The Company may not be able to integrate successfully the companies or to realize the anticipated benefits of the Merger.

Assuming the Merger is approved, the successful integration of systems and operations will depend substantially on the Company’s ability to consolidate successfully corporate cultures, management teams, operations, systems, processes and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

•	the loss of key employees and clients;
•	the disruption of operations and businesses;
•	inability to maintain and increase competitive presence in the Atlanta market;
•	loan, deposit, and revenue attrition;
•	inconsistencies in standards, control procedures and policies;
•	unexpected issues with costs, operations, personnel, technology; and
•	problems with the assimilation of new operations, sites or personnel.

Integration activities could divert resources from regular operations. In addition, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the Company’s successful integration of these entities.

The Company and ACBI entered into the ACBI Merger Agreement with the expectation that the Merger would result in various synergies including, among other things, benefits relating to enhanced revenues, a strengthened and expanded market position for the combined organization in the Atlanta market, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Company integrates the institutions in an efficient and effective manner, as well as general competitive factors in the marketplace. Failure to achieve or delays in achieving these anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

The Company will continue to incur substantial expenses related to the ACBI Merger and the integration.

The Company must integrate ACBI’s processes, policies, procedures, operations, technologies and systems. In addition, the Merger may increase the Company’s compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the combined business. While the Company has assumed that a certain level of expenses would be incurred, many factors beyond the Company’s control could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that the Company will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the expected savings from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of future charges to earnings as a result of merger or integration expenses are uncertain.

The Company will continue to incur substantial expenses related to the conversion and integration of the CenterState Merger.

While the Company completed the conversion of systems in connection with the CenterState Merger in May 2021, we continue to address clean up integration tasks which could delay the realization of merger synergies and increase the Company’s compliance and operational costs. While the Company has assumed that a certain level of expenses would be incurred, many factors beyond the Company’s control could affect the total amount or the timing of any remaining integration expenses. Moreover, many of the expenses that the Company will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the expected savings from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of future charges to earnings as a result of merger or integration expenses are uncertain.

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

Although the global economy has begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. These consequences of the pandemic have resulted in significant adverse effects for many different types of businesses nationwide and in the regions in which we operate, including, among others, those in the travel, hospitality and food and beverage industries.

The global supply chain has been drastically disrupted during the pandemic and remains challenged as it adapts and responds. In part as a result, inflation has exceeded the Federal Reserve’s two percent (2%) annual target, and there is a risk that inflation may become higher or persist for longer periods of time and not decrease even as supply chain issues are resolved. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	work stoppages, forced quarantines, or other interruptions of our business;
•	employee fatigue as a result of the length of the pandemic response;
•	unavailability of key personnel necessary to conduct our business activities;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•	increased cybersecurity risks as 41% of the workforce works from home;
•	sustained closures of our branch lobbies or the offices of our customers;
•	declines in demand for loans and other banking services and products;
•	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
•	volatile performance of our investment securities portfolio;
•	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for credit losses;
•	declines in value of collateral for loans, including real estate collateral;
•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us;
•	a reduction in fee income from reduced demand for loans and deposit services,
•	a reduction of net interest margin from reductions in interest rates and the yield curve;

•	an increase in expenses; and
•	declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

A resurgence of the pandemic or a decrease in the effectiveness of vaccines could worsen these impacts and also affect the Company’s capital and liquidity position, cause an outflow of deposits, cause significant property damage, in case of civil unrest or vandalism, influence the recognition of credit losses on loans and securities and increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital. These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic resulted in more volatile stock prices for many companies, including our own, as well as the trading prices for many other securities during 2021. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may not be successful or may result in increased pressure on the banking sector other economic activity generally and in the areas in which we operate. While loan demand has increased during the second half of 2021, any new or increased spread of the COVID-19 virus or increase in interest rates to address inflationary pressures could result in declines in demand for our banking products and services and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy. In addition, while net interest margin has been, and is likely to continue to be, affected by the very low interest rate environment any increase in rates may increase the margin, allowing us to earn more on our assets. The Company participated in the SBA’s PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. The Company faces increased risks, in terms of credit, fraud risk and litigation, in light of its participation in these programs. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers; however, the Company can make no assurance that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

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

The adoption of the Current Expected Credit Loss (“CECL”) standard, the merger activity and the COVID-19 pandemic may result in increased volatility and further increases in our allowance for credit losses (“ACL”).

The measure of our ACL is dependent on the adoption and interpretation of applicable accounting standards, as well as external events, including the CenterState and ACBI mergers and the COVID-19 pandemic. We adopted the

Financial Accounting Standards Board’s Current Expected Credit Loss, or CECL standard, in the first quarter of 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain Management judgments over the life of the loan. This initial measurement took place as of January 1, 2020 at the time of our adoption of CECL.

The CECL model may create more volatility in the level of our ACL, as compared to the “incurred loss” standard that we previously applied in determining our ACL. The CECL model requires us to estimate the lifetime “expected credit loss” with respect to loans and other applicable financial assets, which may change more rapidly than the level of “incurred losses” that would have been used to determine our allowance for loan losses under the prior incurred loss standard. While the Company has reduced the ACL over the past several quarters, the potentially material effects of the continuation of the COVID-19 pandemic on lifetime expected credit loss, and the challenges associated with estimating lifetime credit losses in view of the uncertain ultimate impacts of the pandemic, has resulted and may continue to result in increased volatility and significant additions to our ACL in the future, which could have a material and adverse effect on our business, financial condition and results of operations. The Company’s estimate of its ACL involves a high degree of judgment; therefore, the Company's process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. Further, if management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb losses going forward, or if bank regulatory authorities require us to increase the allowance for credit losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

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

In addition to serving clients better, investments in, and the effective use of, technology may increase efficiency and may enable financial institutions to reduce costs. These investments may not be sufficient or provide the anticipated benefits or desired return. We can make no assurance that investments will be sufficient to retain existing customers or attract new customers in the future.

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

A significant portion of our loan portfolios are secured by real estate. As of December 31, 2021, approximately 80.4% of such loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. There can be no assurance that our local markets will not experience another economic decline. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our allowance for credit losses, which could also adversely affect our business, financial condition, and results of operations.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2021 and 2020 were $18.2 billion and $18.8 billion, respectively, or 76%, of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk based capital (as of December 31, 2021, our bank ratio was 55%); and
2)	total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2021, our bank ratio was 239%).

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

We depend on our net interest income to drive our profitability. Net interest income is the difference between the interest income we receive from interest earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). We are exposed to changes in general interest rate levels and other economic factors beyond our control, and an increase in our cost of funds could negatively impact our net interest income. Net interest income will decline in a particular period if:

•	in a declining interest rate environment, more interest earning assets than interest bearing liabilities re price or mature, or
•	in a rising interest rate environment, more interest-bearing liabilities than interest earning assets re price or mature, or
•	for acquired loans, expected total cash flows decline as our loan balances decline.

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

While interest rates remain low, the Federal Reserve is expected to begin slowly raising interest rates during 2022. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results.

In addition, our net interest income may be adversely affected by inflationary pressures and global supply chain challenges. In part because the global supply chain has been drastically disrupted during the pandemic and remains challenged as it adapts and responds, inflation has exceeded the Federal Reserve’s two percent (2%) annual target. There is a risk that inflation may become higher or persist for longer periods of time and not decrease even as supply chain issues are resolved. While loan demand has increased during the second half of 2021, any increase in interest rates to address inflationary pressures could result in declines in demand for our banking products and services and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy.

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

We perform capital stress testing on an annual basis using the stress testing assumptions provided by the regulators for the CCAR stress tests. We perform liquidity stress testing and credit stress testing on a quarterly basis. Under the capital stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario. The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy were to deteriorate. Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

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

The objectives of our risk management processes are to mitigate risk and loss to our organization. We have established an enterprise risk framework and program that are intended to identify, measure, monitor report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, cybersecurity risk, corporate governance and legal risk, compliance risk, and reputational risk, among others. However, this framework will evolve as we expect to become subject to heightened expectations from the OCC as we grow above $50 billion in assets. In addition, as with any risk management process, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

The continued buildout of our mortgage line of business may subject us to additional risk.

We continued to build our mortgage line of business in 2021, and in so doing, invested significant time and resources to continue to expand the mortgage business within our market areas. Our price and profitability targets for this business may not prove feasible, due to unexpected delays in the continued implementation of these strategies, as well as external factors, such as compliance with regulations, competitive alternatives, changing tax rates and strategies, interest rates, economic conditions, the continuance of the COVID-19 pandemic, and shifting market preferences, which could impact the profitability of these lines of business and have a material adverse effect on our businesses, and, in turn, our financial condition and results of operations.

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

Because a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the full costs of remediation, as well as for related personal injury and property damage. Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property. Although our management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations. Many environmental laws impose liability regardless of whether the Company knew of, or were responsible for, the contamination. In addition, banks credit and underwriting policies that result in funding fossil fuel projects may impact climate change and lead to increased green house gas emissions. Banks have very limited control over the actions of their clients, and while banks can monitor client emissions and environmental profiles, information currently available is insufficient to assess both climate risk and the financial risk inherent in making lending decisions. Accordingly, the Bank may be unable to assess how our lending decisions affect both our risk profile and our profitability as well as our client’s efforts to address climate change.

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

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors and transactional errors. Like the financial services industry overall, we have seen an increase in fraudulent attempts on debit cards, and accounts during 2021 in part due to the material increase in online, including “card not present” transactions during the COVID-19 pandemic. While our procedures are designed to follow customary, industry-specific security precautions and while we provide employees with ongoing training, table-top exercises and regular communications and guidance to combat fraud, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our business also is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

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

We are subject to environmental, social and governance (“ESG”) risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

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

The CenterState Merger and the integration of the Company’s and CenterState’s operations and employees into one bank creates an additional risk to the Company’s culture. If we fail to consider and account for corporate cultural differences across the two companies, we will face increased difficulty in creating a cohesive culture upon integration. The ongoing COVID-19 pandemic has made this cultural integration more challenging as many employees continue working from remote environments, which has drastically decreased the opportunities for employees to gather and nurture relationships with colleagues in different departments, locations or legacy institutions.

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

Third parties provide key components of our business infrastructure, such as our loan and deposit documents, underwriting software, compliance software, product and service offerings, core processing, and internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle currently or higher volumes of use could adversely affect our ability to deliver products and services to our clients and otherwise to conduct business. Technological or financial difficulties of one or our third-party service providers or their sub-contractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations and a successful attack or security breach at one or more of such third-party service providers is not within our control. The occurrence of any such breaches or failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may be responsible for the failure of such third parties to comply with government regulations, and our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. We may not be insured against all types of losses as a result of third-party failures and our insurance coverage may not be inadequate to cover all losses resulting from system failures, third-party breaches, or other disruptions. Failures in our business structure or in the structure of one or more of our third-party service providers could interrupt the operations or increase the cost of doing business.

A failure and/or breach of our operational or securities systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in a disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, we must continue to safeguard and monitor our operational systems and infrastructure for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. Although we have information and data security, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our ability to control, which could adversely affect our ability to process transactions or provide services. Such events may include: sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

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

The standards by which bank and financial institution acquisitions will be evaluated are currently in flux and some banking organizations, including us, are experiencing delays in the processing of applications. In July 2021, President Biden issued an executive order on competition that requires the banking agencies to review the standards for bank mergers, and the DOJ has announced that it is reviewing its bank merger guidelines. It is expected that these reviews will tighten the standards for bank mergers and may change how the financial stability factor is evaluated. In addition, some in Congress have called for a moratorium of any bank merger and acquisition of greater than $100 billion in assets. While the Company is still much smaller in asset size than $100 billion, we cannot exclude that we may be subject to higher antitrust standards, enhanced scrutiny under the financial stability risk factor, or have a potential acquisition denied. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

The transition from LIBOR to an alternative rate may adversely affect our business.

LIBOR and certain other interest rate benchmarks are the subject of recent national, international, and other regulatory guidance and proposals to reform. These reforms have caused and may in the future cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.

The publication of most LIBOR rates ceased as of the end of December 2021. While certain U.S. dollar LIBOR tenors are expected to continue to be published until June 23, 2023, the U.S. federal banking agencies have encouraged banks to cease entering new contracts that use U.S. dollar LIBOR by December 31, 2021. The Bank discontinued the use of LIBOR in new contracts as of December 31, 2021. A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms has begun and will continue over the course of the next few years.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee, selected and the Federal Reserve Bank of New York began publishing in April 2018, the Secured Overnight Finance Rate (“SOFR”), as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. On July 29, 2021, the ARRC announced that it is formally recommending CME Group’s forward-looking SOFR term rates. The bank has approved and is using SOFR term rates as an alternative to LIBOR in new contracts. While the use of SOFR term rates appears to have gained significant acceptance following the ARRC recommendation. at this time, it is impossible to predict whether other SOFR-based rates will become accepted alternatives to LIBOR.

The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•

adversely impact the value of LIBOR-based securities, including certain of our floating rate corporate debentures or our hedging instruments, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•

although the Bank has implemented language in in its hedging and loan documents to accommodate a change from LIBOR to an alternative pricing benchmark, including SOFR, we may be required to make further changes to existing LIBOR-based products;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•

require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

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

As a participating lender in the SBA PPP, the Company and the Bank continue to be subject to the additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans and related forgiveness for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

Laws enacted during the pandemic included a loan program administered through the SBA referred to as the PPP. The SBA expanded this program in January 2021 to allow eligible companies that obtained loans through the first round of PPP to obtain additional loans, as well as allow eligible companies that had not yet obtained a loan under the PPP to do so. The Bank participated as a lender in two rounds of the PPP and we originated approximately $3.2 billion though the PPP program of which all but approximately 8%, or $263 million, excluding unamortized deferred fees and costs, has been forgiven. If PPP borrowers fail to qualify for loan forgiveness, the Bank faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the PPP loans are guaranteed by the SBA, various regulatory requirements will apply to the Bank’s ability to seek recourse under the guarantees.

The Bank also has credit risk on outstanding PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. Such deficiency also may be found in the event the Bank discovers any evidence of fraud relating to a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company or evidence of fraud, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company. Incidents of borrower fraud in connection with PPP loans also might expose the Company to additional litigation risk, regulatory scrutiny and reputational damage, which could adversely affect our business, financial condition and operational results.

The value of securities in our investment portfolio may decline in the future.

As of December 31, 2021, we owned $7.2 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. With adoption of Accounting Standards Codification (“ASC”) 326 effective January 1, 2020, we no longer evaluate securities for other-than-temporary impairments as the new accounting guidance changes the accounting for recognizing impairment on available for sale and held to maturity securities. We analyze our available for sale securities on a quarterly basis on an individual basis to determine if there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. We consider the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. We use a systematic methodology to determine the ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. Our estimate of the ACL involves a high degree of judgement; therefore, our process for determining expected credit losses my result in a range of expected credit losses. We monitor the held to maturity portfolio on a quarterly basis to determine whether a valuation account needs to be recorded. Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, we expect that the Biden Administration and the Democratically-controlled Congress will seek to implement a more stringent regulatory agenda that is focused on climate change and fair lending issues. This agenda could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. It is too early for us to assess which, if any of these policies, would be implemented and what their impact on our business, financial condition or results of operations would be.

As the Company grows, the heightened expectations of regulatory agencies may expose us to additional regulatory risk.

As the Company grows above $50 billion in assets, the Company will be expected to bolster its risk management and governance framework to support a larger company. These expectations include established minimum standards for the design and implementation of the risk management framework and increased oversight and credible challenge by the board of directors over the Company’s risk profile and risk management practices. Our existing enterprise risk framework and program may not be easily scalable to meet such heightened expectations, thereby requiring lengthy or costly modifications to meet such expectations. Further, the Company’s existing workforce may not be sufficient or have the requisite skillset to design, operate and manage the bolstered framework, thereby requiring the Company to expend financial resources to hire and/or train the necessary staff. The Company’s failure to meet such heightened expectations may expose it to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2021, we had approximately $325.0 million in wholesale brokered deposits, $52.0 million of in-market CDARs deposits, $848.1 million of ICS deposits and approximately $58.7 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

We are subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

The banking agencies regularly conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earning prospects, management, liquidity, sensitivity to market risk, consumer compliance, or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number or different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil money penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

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

Our articles of incorporation provide that a merger, exchange or consolidation of the Company with, or the sale, exchange or lease of all or substantially all of our assets to, any person or entity (referred to herein as a “Fundamental Change”), must be approved by the holders of at least 80% of our outstanding voting stock if the board of directors does not recommend a vote in favor of the Fundamental Change. The articles of incorporation further provide that a Fundamental Change involving a shareholder that owns or controls 20% or more of our voting stock at the time of the proposed transaction (a “Controlling Party”) must be approved by the holders of at least (i) 80% of our outstanding voting stock, and (ii) 67% of our outstanding voting stock held by shareholders other than the Controlling Party, unless (a) the transaction has been recommended to the shareholders by a majority of the entire board of directors or (b) the consideration per share to be received by our shareholders generally is not less than the highest price per share paid by the Controlling Party in the acquisition of its holdings of our common stock during the preceding three years. The approval by the holders of at least 80% of our outstanding voting stock is required to amend or repeal these provisions contained in our articles of incorporation. Finally, in the event that any such Fundamental Change is not recommended by the board of directors, the holders of at least 80% of our outstanding voting stock must attend a meeting called to address such transaction, in person or by proxy, in order for a quorum for the conduct of business to exist. If the 80% and 67% vote requirements described above do not apply because the board of directors recommends the transaction or the consideration is deemed fair, as applicable, then pursuant to the provisions of the South Carolina Business Corporation Act, the Fundamental Change generally must be approved by two thirds of the votes entitled to be cast with respect thereto.

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

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. The Company redeemed $38.5 million of trust preferred securities in the second and third quarters of 2021, and as of December 31, 2021, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $117.2 million, net of fair value adjustments. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

At December 31, 2021, our shareholders included three funds owning approximately 24% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2021, our shareholders include three funds that collectively own approximately 24% of the outstanding shares of our common stock. Top ten institutional owners collectively own approximately 49% of our outstanding shares of common stock, as reported by S&P Global. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risks relating to Economic Conditions and other Outside Forces

The political and economic environment could materially impact our business operations and financial performance.

The political and economic environment in the United States and elsewhere has resulted in some uncertainty. Changing regulatory policies because of the changing political environment, including the Biden Administration and Democratically-controlled Congress, could be seen as increasing our regulatory and compliance costs, or decreases in the amount of expected revenues, all of which could materially and adversely affect our business, financial condition and operating results.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

A slowdown in economic growth or a resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economic crisis of 2008 followed by the COVID-19 pandemic adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions are improving and growth has been stronger during the second half of 2021, future political and market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. For example, changes in international trade policy, combined with the outbreak of COVID-19, continues to disrupt global supply chains, and also has led to inflationary pressures on goods and services, as well as wages. These circumstances could adversely impact our customers and their customers, which in turn could impact their ability to make loan payments, with the impacts to our business listed above. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

These type of storms may increase in intensity because of changes in weather patterns and other factors including climate change. Such weather events and manmade events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. Storms during 2021 only minimally impacted our operations but we cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas. Such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans, as well as our own properties, and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, tornados or other extreme weather events, including flooding and wind damage, or manmade events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

We are subject to physical and financial risks associated with climate change and other weather and natural disaster impacts.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Although the U.S. rejoined the Paris Agreement, effective as of February 19, 2021, and the U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, each of which may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change on the Bank may present certain unique risks.

The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes, and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Physical risks may alter the Company’s strategic direction in order to mitigate certain financial risks. A significant portion of our operations is located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southeastern U.S. that are susceptible to tornadoes and other severe weather events including severe droughts, floods, and sea level rise. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. We have taken certain preemptive measures that we believe will mitigate these adverse effects; however, such measures cannot prevent the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans, diminishing the value of any collateral held by us, interrupting supply chains, causing significant property damage, causing us to incur additional expense or resulting in a loss of revenue, and affecting the stability of our deposit base. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, sea level rise, floods and other weather-related events are difficult to predict and may be exacerbated by global climate change. Man-made disasters and other events connected with the Gulf of Mexico or Atlantic Ocean, such as oil spills, could have similar effects. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

Climate change may worsen the frequency and severity of future earthquakes, fires, hurricanes, tornadoes, droughts, sea level rise, floods and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to our business and operations. Climate change may also result in new and/or more stringent regulatory requirements for the Company, which could materially affect the Company’s results of operations by requiring the Company to take costly measures to comply with any new laws or regulations related to climate change that may be forthcoming. New regulations, shift in customer behaviors, supply chain collapse or breakthrough technologies that accelerate the transition to a lower carbon economy may negatively affect certain sectors and borrowers in our loan portfolio, impacting their ability to timely repay their loans or decreasing the value of any collateral held by us.

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

Many aspects of the banking business involve a substantial risk of legal liability. The Company and the Bank have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies that we have acquired). In addition, from time to time, we are, or may become, the subject of self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company and the Bank conduct their business, or reputational harm.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in a branch located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880. Our bank owns 228 properties and leases 114 properties, of which most are used as branch locations, mortgage loan production offices, wealth offices or for housing operational units in Alabama, Florida, Georgia, North Carolina, South Carolina, and Virginia. We also operate a correspondent banking division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. In addition, we lease some space in California, New York and Texas related to the correspondent banking division, and occupy a space in Memphis, Tennessee related to DWI. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 21—Lease Commitments to our audited consolidated financial statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 23, 2022, we had issued and outstanding 68,846,449 shares of common stock which were held by approximately 7,500 registered shareholders. Our common stock trades on The NASDAQ Global Select MarketSM under the symbol “SSB.”

The table below describes historical information regarding our common stock for the last five fiscal years:

	2021	2020	2019	2018	2017
Stock Performance
Dividends per share	$1.92	$1.88	$1.67	$1.38	$1.32
Dividend payout ratio	28.43%	81.45%	30.94%	28.27%	44.11%
Dividend yield (based on the average of the high and low for the year)	2.46%	2.93%	2.27%	1.84%	1.53%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	11.94x	33.01x	16.18x	12.34x	29.74x
Price/book ratio (end of year)	1.16x	1.10x	1.23x	0.91x	1.39x
Common Stock Statistics
Stock price ranges:
High	$93.26	$87.98	$88.10	$93.25	$94.50
Low	62.60	40.42	58.87	56.55	78.60
Close	80.11	72.30	86.75	59.95	87.15
Volume traded on exchanges	88,780,100	86,495,680	39,218,800	38,801,800	30,991,600
As a percentage of average shares outstanding	126.11%	157.85%	113.19%	105.86%	103.83%
Earnings per share, basic	$6.76	$2.20	$5.40	$4.90	$2.95
Earnings per share, diluted	6.71	2.19	5.36	4.86	2.93
Book value per share	69.27	65.49	70.32	66.04	62.81

Quarterly Common Stock Price Ranges and Dividends

The table below describes the high and low trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years.

	Year Ended December 31,
	2021			2020
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$93.26	$68.82	$0.47	$87.98	$51.47	$0.47
2nd	91.63	76.13	0.47	66.50	40.42	0.47
3rd	83.12	62.60	0.49	62.00	42.75	0.47
4th	84.80	74.03	0.49	76.93	46.88	0.47

Dividends

We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board of Directors, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision by our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board of Directors determines relevant.

The Company is a legal entity separate and distinct from the Bank. Federal Reserve policy provides that bank holding companies, such as the Company, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition; and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve, who could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

We pay cash dividends to our shareholders from our assets, which are provided primarily by dividends paid to SouthState by our Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to SouthState in the form of cash dividends, loans or advances, as described under “Supervision and Regulation – Dividend Restrictions. Federal bank regulators have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current earnings. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. During 2021, the Bank paid dividends to SouthState totaling $200.0 million. We used these funds and excess cash to pay our dividend to shareholders of $135.3 million, repurchase shares of our common stock on the open market totaling $146.4 million and redeem $63.5 million in trust preferred securities and subordinated debentures.

Stock Performance Graph

The following stock performance graph compares SouthState’s cumulative total shareholder return on our common stock over the most recent five-year period with the NASDAQ Composite and the S&P 400 Thrifts and Mortgage Finance Index, an index that comprises financial institutions providing mortgage and mortgage related services. The stock performance graph assumes $100 was invested in our common stock and the above indexes on December 31, 2016. The cumulative total return on each investment assumed the reinvestment of dividends.

Total Return Performance
SouthState Corporation
NASDAQ Composite Index
S&P 400 Thrifts & Mortgage Finance Index
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
SouthState Corporation	$100.00	$101.24	$70.83	$104.82	$90.01	$102.16
NASDAQ Composite Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
S&P 400 Thrifts & Mortgage Finance Index	$100.00	$90.67	$68.71	$94.18	$91.14	$107.22

Repurchases of Equity Securities

On January 27, 2021, the Board of Directors of the Company approved the authorization of a new 3,5000,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). Shares of common stock under the 2021 Stock Repurchase Plan may be purchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual means and timing of any purchases, target number of shares and prices or range of prices under the 2021 Stock Repurchase Plan were determined by us in our discretion and depended on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements. In 2021, the Company repurchased a total of 1,817,941 shares for $146.4 million or $80.51 per share (excluding commission expense). Under the 2021 Stock Repurchase Plan, we may repurchase up to an additional 1,682,059 shares of common stock under the program.

The following table reflects our share repurchase activity during the fourth quarter of 2021:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	120,165	*	$76.83	120,072	2,194,437
November 1 ‑ November 30	229,289	*	81.47	229,038	1,965,399
December 1 ‑ December 31	284,041	*	78.71	283,340	1,682,059
Total	633,495			632,450	1,682,059

*     For the months ended October 31, 2021, November 30, 2021 and December 31, 2021, total includes 93 shares, 251 shares and 701 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the 2021 Stock Repurchase Plan to repurchase shares.

Item 6. Selected Financial Data.

Pursuant to the November 2020 Amendments, we elect to provide disclosures consistent with the amendments to Regulation S-K, Item 301, which eliminate the requirement to provide selected financial data in comparative tabular form for each of our last five fiscal years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements included in this Report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, Management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, SouthState and the proposed merger with ACBI. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, those risks listed under “Summary of Risk Factors” starting on page 19 of this Report.

For any forward looking statements made in this Report or in any documents incorporated by reference into this Report, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. All forward-looking statements speak only as of the date they are made and are based on information available at that time. We do not undertake any obligation to update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements. All subsequent written and oral forward-looking statements by us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by our forward looking statements may also be included in other reports that we file with the SEC. We caution that the foregoing list of risk factors is not exclusive and not to place undue reliance on forward looking statements.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes SouthState Corporation and its subsidiary’s results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, and the year ended December 31, 2020 as compared to the year ended December 31, 2019, and also analyzes our financial condition as of December 31, 2021 as compared to December 31, 2020. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision or recovery for credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

Overview

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Advisory, Inc., a wholly owned registered investment advisor. The Bank also operates Duncan-Williams, Inc. (“Duncan-Williams”), which it acquired on February 1, 2021. Duncan-Williams is a registered broker-dealer, headquartered in Memphis, Tennessee, that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. The holding company also owned R4ALL, Inc., which managed troubled loans purchased from the Bank. During the third quarter of 2021, the final loan held by R4ALL, Inc. paid off, and the holding company subsequently dissolved R4ALL, Inc. effective October 29, 2021.

At December 31, 2021, we had $42.0 billion in assets and 5,036 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

We earned net income of $475.5 million, or $6.71 diluted earnings per share (“EPS”), during 2021 compared to net income of $120.6 million, or $2.19 diluted EPS, in 2020. Net income available to the common shareholders was up $354.9 million, or 294.2%, in 2021 compared to 2020. For further discussion of the Company’s results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, and the year ended December 31, 2020 as compared to the year ended December 31, 2019, see Results of Operations section of this MD&A starting on page 57.

At December 31, 2021, we had total assets of approximately $42.0 billion compared to approximately $37.8 billion at December 31, 2020. See the Financial Condition section of this MD&A starting on page 68 for a more detailed description of the change in our balance sheet.

Our asset quality results remained strong in 2021. For the year ended December 31, 2021, net charge offs as a percentage of average loans remained unchanged at 0.01% from the year ended December 31, 2020. The total Nonperforming Assets (“NPAs”) decreased $35.3 million to $83.7 million at December 31, 2021 from $119.1 million at December 31, 2020. Acquired NPAs decreased $29.4 million to $59.8 million at December 31, 2021 from $89.2 million at December 31, 2020. Acquired nonperforming loans decreased $20.7 million and acquired OREO and other nonperforming assets decreased $8.7 million. Non-acquired NPAs decreased $6.0 million to $23.9 million at December 31, 2021 from $29.9 million at December 31, 2020. This decline was mainly related to a decline in non-acquired nonperforming loans which fell by $5.9 million from December 31, 2020. Non-acquired OREO and other NPAs remained stable in 2021 and decreased $98,000. The total NPAs as a percentage of total assets decreased 12 basis points to 0.20% at December 31, 2021 as compared to 0.32% at December 31, 2020.

Our efficiency ratio was 65.6% at December 31, 2021 compared to 67.5% at December 31, 2020. The positive change in our efficiency ratio was due to the effect of the 22.0% increase in the total of net interest income and noninterest income being greater than the effect of the 18.5% increase in noninterest expense. The main reason for the increase in net interest income and noninterest income was due to the Company having a full year’s effect of the income in 2021 from the merger with CSFL that occurred in June 2020. The lower percentage increase in noninterest expense was mainly due to the cost saves recognized since the merger with CSFL.

We continue to remain well-capitalized with a total risk-based capital ratio of 13.56% and a Tier 1 leverage ratio of 8.05%, as of December 31, 2021, compared to 14.24% and 8.27%, respectively, at December 31, 2020. The total risk-based capital ratio decreased in 2021 as total risk-weighted assets increased $1.7 billion, or 6.5%, while total risk-based capital (excluding the change in accumulated other comprehensive income, or AOCI) grew by $50.6 million, or 1.4%. The decrease in the total risk-based capital ratio at the Company was due to the percentage increase in total risk-based capital being less than the percentage increase in total risk-based assets. The reason for the lower percentage increase in the total risk-based capital at the Company was due the redemption of $25.0 million in subordinated debt and $38.5 million in trust preferred securities during the second quarter of 2021 that was included in total risked-based capital along with the amount of allowance for credit losses eligible for capital purposes declining $77.3 million with the releases of provision in 2021. The Tier 1 leverage ratio decreased from the prior year as tier 1 capital (excluding the change in AOCI) increased by $191.5 million or 6.4%, while total average eligible assets increased $3.4 billion, or 9.3%. The Tier 1 leverage ratio declined as the percentage increase in Tier 1 risk-based capital was less than the percentage increase in the average assets for regulatory capital purposes. The increase in average assets was mainly due to an increase in cash and cash equivalents and investments from December 31, 2020 with deposits growing as the federal government has pushed funds into the market through stimulus programs, in addition to consumers remaining conservative in their spending habits. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities. For further discussion of the Company’s financial condition as of December 31, 2021 compared to December 31, 2020, see Financial Condition section of this MD&A starting on page 68.

COVID-19

Although the economy has been recovering from the COVID-19 pandemic and vaccine distributions and treatments are generally available, businesses throughout the United States and our customers are still being adversely affected by the COVID-19 pandemic. In many of the states in our market area, as the economies have been allowed to reopen, there has been an increase in cases of COVID-19 and several new variants of COVID-19 in 2021 that have caused cases to increase.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic, and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities, initially resulted in less economic activity, lower equity market valuations and increased volatility and disruption in financial markets, and had an adverse effect on our business, financial condition and results of general operations, with a more limited impact to our correspondent banking and capital markets business lines. Those impacts declined as the economy reopened during the second half of 2021. However, the ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and will depend on various developments and other factors, including, among others, an increase in cases as a result of new waves of the pandemic or as new variants of the disease begin to circulate, how federal, state and local governments and the private sector respond, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

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

To support our customers or to comply with law, starting in 2020, we deferred loan payments from 90 to 360 days for consumer and commercial customers. We will continue to offer COVID-19 deferrals through September 30, 2022. For customers directly impacted by the COVID-19 pandemic, we suspended residential property foreclosure sales and involuntary automobile repossessions through October 1, 2020, which was the latest moratorium expiration for states in our footprint. Eviction actions were suspended through December 31, 2020 per Centers for Disease Control and Prevention Agency Order 2020-19654. Additionally, we offered fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers.

Also, we have extended credit to both customers and non-customers related to the Paycheck Protection Program (“PPP”) loans. As of December 31, 2021, we have produced approximately 28,000 loans totaling approximately $3.2 billion through the PPP. Approximately $244.6 million of those PPP loans remain outstanding as of December 31, 2021.

The CFPB issued guidelines applicable to mortgage borrowers impacted by COVID-19 relating to loss mitigation and loan modifications which remain in effect from August 26, 2021 until September 30, 2022. We have confirmed that the Company’s current mortgage loan standards and processes meet all of the guidelines set forth by the CFPB. Future governmental actions may require more of these and other types of customer-related responses.

As of December 31, 2021, we have deferrals of $8.5 million, or 0.04%, of our total loan portfolio, excluding loans held for sale and PPP loans. For commercial loans, the standard deferral was 90 days for both principal and interest, 120 days of principal only payments or 180 days of interest only payments. We have actively reached out to our customers to provide guidance and direction on these deferrals. In terms of available lines of credit, the Company has not experienced an increase in borrowers drawing down on their lines.

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

We are continuously monitoring the impact of the COVID-19 pandemic on our results of operations and financial condition. With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating its ACL for loans, investments, unfunded commitments and other financial assets. As a result of the new accounting standard, the Company changed its method for calculating its ACL for loans from an incurred loss method to a life of loan method. Considering the COVID-19 pandemic in our CECL models and moving to one CECL model (with the merged bank) during the third quarter of 2020, we recorded a provision for credit losses of $236.0 million in 2020. The recorded amount mainly was from the second quarter 2020, where the provision for credit losses was comprised of three major components: (1) $119.1 million for the day 1 provision for loans without significant credit deterioration (“Non-PCD”) acquired from CSFL, (2) $31.3 million from the legacy SouthState loan portfolio, and (3) $1.1 million from the acquired CSFL loan portfolio since the merger date. While there have been improvements in the economic forecasts during 2021, resulting in a recovery for credit losses of $165.3 million during the current year, there is continued uncertainty around the COVID-19 pandemic and its latest Omicron variant that may result in additional provision for credit losses in the future.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Additional detail in regards to the goodwill analysis is disclosed below under the Goodwill and Other Intangible Assets section of the Critical Accounting Policies and Estimates.

Atlantic Capital Bancshares, Inc. Merger

On July 23, 2021, SouthState and Atlantic Capital announced that the two companies had entered into a Merger Agreement, which provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Atlantic Capital will merge with and into SouthState, with SouthState continuing as the surviving corporation in the merger. The Merger Agreement was unanimously approved by the Board of Directors of the Company and Atlantic Capital’s shareholders. The Company received OCC’s approval for the pending merger in October 2021, and the Federal Reserve Board’s approval in February 2022.

Under the terms of the Merger Agreement, shareholders of Atlantic Capital will receive 0.36 shares of SouthState’s common stock for each share of Atlantic Capital common stock they own. The transaction is expected to close during the first quarter of 2022. At December 31, 2021, Atlantic Capital reported $3.8 billion in total assets, $2.4 billion in loans and $3.3 billion in deposits.

CenterState Bank Corporation Merger

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, the holding company for CSB, in a stock transaction.  Pursuant to the merger agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation in the Merger, and (ii) immediately following the Merger, SSB merged with and into CSB, with CSB continuing as the surviving bank in the Bank Merger. In connection with the Bank Merger, CSB changed its name to SouthState Bank, National Association. CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.3 billion including the value of the conversion of outstanding warrants, stock options and restricted stock units totaling $10.3 million.

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

As a result of the Bank Merger, the Bank became a national banking association that is subject to primary supervision and regulation by the OCC and subject to the National Bank Act, and is no longer subject to supervision and regulation by the SCBFI. In addition, the FDIC is no longer the Bank’s primary federal regulator, and the Bank is now a member of the Federal Reserve System.

Branch Consolidation and Other Cost Initiatives

As a part of the ongoing evaluation of customer service delivery and efficiencies, the Company consolidated  branch locations in the first quarter of 2021.  The annual savings in 2022 of these closures, which primarily includes personnel, facilities, and equipment cost, is expected to be $726,000, and the impact in 2021 was approximately $605,000.  Two of the locations were in Florida and two in Georgia.

Capital Management

On January 27, 2021, the Board of Directors of the Company approved the authorization of a 3.5 million share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). During 2021, the Company repurchased a total of 1,817,941 shares for $146.4 million or $80.51 per share (excluding commission expense).

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

Business Combinations

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which now requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no provision for credit losses affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit loss expense (or recovery of credit losses) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted into interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at the time of acquisition. In addition, both the credit discount and non-credit discount or premium resulting from acquiring a pool of purchased financial assets that do not qualify as PCD assets shall be allocated to each individual asset. This combined discount or premium shall be accreted into interest income using the effective yield method.

For further discussion of our loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses to the audited condensed consolidated financial statements.

Allowance for Credit Losses or ACL

The ACL reflects Management’s estimate of expected credit losses that will result from the inability of our borrowers to make required loan payments. Due to the Merger between the Company and CSFL, effective June 7, 2020, Management collectively evaluated loans utilizing two different methodologies for the second quarter 2020. Subsequently during the third quarter 2020, Management adopted one methodology. Management used the one systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects Management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for Management’s current estimate of expected credit losses. See Note 1—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 5—Allowance for Credit Losses and “Provision for Credit Losses” in this MD&A.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. Prior to the merger with CSFL, we classified former branch sites as OREO. During the second quarter of 2020 and with the merger with CSFL, the Company elected to reclassify these assets as bank property held for sale and report on a separate line within the Consolidated Balance Sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as Noninterest Expense in the Consolidated Statements of Income. Subsequent adjustments to this value are described below in the following paragraph.

We report subsequent declines in the fair value of OREO and bank properties held for sale below the new cost basis through valuation adjustments. Significant judgment and complex estimates are required in estimating the fair value of these properties, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, Management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of these properties. Management reviews the value of these properties periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations, as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO Expense in the Consolidated Statements of Income. Gains or losses on sale of bank properties held for sale, and generally any subsequent write-downs to the value, are recorded as a component in Other Expense in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of December 31, 2021 and 2020, the balance of goodwill was $1.6 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

In January 2017, the FASB issued ASU No. 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step 1 of the previous accounting guidance’s two-step impairment test under ASC Topic 350. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The new standard eliminates the requirement to calculate a goodwill impairment charge using Step 2 which involved calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before proceeding to the quantitative step of determining whether the reporting unit’s carrying amount exceeds it fair value. This guidance was effective for the Company as of January 1, 2020.

During the second quarter of 2021, the Company changed its annual goodwill valuation date to October 31 each year in order for the valuation to be closer to our year-end audit date. We evaluated the carrying value of goodwill as of October 31, 2021, our annual test date, considering the effects of COVID-19, and determined that no impairment charge was necessary. Our stock price has historically traded above its book value. However, during the first quarter of 2020, our stock price fell below book value and remained below book value until November 2020. This drop in stock price was mainly in reaction to the COVID-19 pandemic, which effected stock prices of companies in almost all industries. The lowest trading price for our stock during 2021 was $62.60, which was below year-end book value of $69.27. On December 31, 2021, our stock price closed at $80.11, which is above the book value of $69.27 and tangible book value of $44.62. Based upon our internal valuation and analysis as of October 31, 2021, we determined that no impairment charge was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition. If the COVID-19 pandemic continues and the economy continues to deteriorate and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including loans, available for sale securities, ACL, write downs of OREO properties and bank properties held for sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, California, Colorado, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, New York and Virginia and city of New York City. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2021 or 2020.

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

Consolidated net income available to common shareholders increased by $354.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase reflects a decrease in provision for credit losses, an increase in interest income, a decrease in interest expense, and an increase in noninterest income. Partially offsetting these positive effects on net income was an increase in noninterest expense and an increase in the provision for income taxes. The increase in net income was due to the effects from the merger with CSFL in 2020 with the Company having a full year of net interest income and noninterest income from the merger in 2021 along with the Company having a lower amount of merger related expenses in 2021. Another significant impact was related to the releases in the allowance for credit losses in 2021 compared to provision for credit losses in 2020.

Below are key highlights of our results of operations during 2021:

●	Consolidated net income available to common shareholders increased 294.2% to $475.5 million in 2021 compared to $120.6 million in 2020, and increased $289.1 million, or 155.0%, from $186.5 million compared to 2019.
o	Decreased provision for credit losses of $401.3 million as the Company recorded a release of the allowance for credit losses of $165.3 million in 2021 while in 2020, the Company recorded the provision for credit losses of $236.0 million which included an initial Day 1 provision of $119.0 million on Non-PCD loans and unfunded commitments acquired from CSFL (i.e., the impact of the adoption of CECL on Non-PCD acquired loans) and $117.0 million in provision for credit losses on loans. This provision for credit losses was the result of forecasted losses that took into consideration the impact of the COVID-19 pandemic on the overall economic environment and the potential impact on the overall loan portfolio. During 2021, with the continued stabilization in the economy, the Company released some of the allowance for credit losses based on improvements in economic forecasts;
o	Increased interest income of $174.8 million, resulting from a $139.3 million increase in interest income from loans and loans held for sale, a $32.9 million increase in interest income from investment securities, and a $2.6 million increase in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits.
◾	The increase in interest income on loans resulted from a higher non-acquired loan interest income of $115.1 million due to an increase in average balances through organic loan growth and the renewal of acquired loans that are moved to our non-acquired loan portfolio. The increase in interest income due higher average balance was partially offset by a 12 basis point decline in the yield.
◾	Interest income on acquired loans increased $25.7 million due to a higher average balance from the loans acquired in the merger with CSFL in June 2020, with 2021 having a full year’s effect of the acquired loans. This was partially offset by a 41 basis point decline in the yield on the acquired loan portfolio.
◾	The increase in interest income from investment securities was due to an increase in the average balance in 2021 as the Company strategically invested its excess funds from continued deposit growth, which was partially offset by a decline in the yield of 36 basis points resulting from the ongoing lower interest rate environment;
o	Decreased interest expense of $31.9 million due to a 27 basis point decrease in the cost of total interest-bearing liabilities. The decrease in cost of interest-bearing liabilities was due to the continued low interest rate environment along with the reduction in the average balance of higher costing corporate and subordinated debentures and other borrowings.
o	Increased noninterest income of $43.1 million was primarily from a $45.3 million increase in correspondent banking and capital markets income, a $21.3 million increase in fees on deposit accounts, a $7.5 million increase in trust and investment services income, and a $7.0 million increase in Bank Owned Life Insurance (“BOLI”) income. These increases were partially offset by a $41.6 million decline in mortgage banking income (See Noninterest Income section on page 63 for further discussion);
o	Increased noninterest expense of $150.8 million was primarily from a $135.4 million increase in salaries and employee benefits expense, a $16.6 million increase in occupancy expense, a $14.6 million increase in information services expense. In addition, with the redemption of the $38.5 million trust preferred securities, the remaining fair value mark of $11.7 million was written off as an extinguishment of debt cost during the second quarter of 2021. These increases were partially offset by a $38.8 million swap termination expense that occurred in the fourth quarter of 2020 along with an $18.7 million decrease in merger and branch consolidation related expense. (See Noninterest Expense section on page 65 for further discussion); and
o	Higher income tax provision of $145.4 million due to higher pretax book income in 2021 compared to 2020 along with the recognition of a one-time benefit of $31.5 million recorded in the fourth quarter 2020 related to the ability to carryback tax losses under the CARES Act. The Company recorded pretax book income of $604.3 million in 2021 compared to pretax income of $104.0 million in 2020.
●	Basic earnings per common share increased 207.3% to $6.76 in 2021, from $2.20 in 2020 and increased 25.2% from $5.40 in 2019.
●	Diluted earnings per common share increased 206.4% to $6.71 in 2021, from $2.19 in 2020, and increased 25.2% from $5.36 in 2019.
●	Return on average assets was 1.19% in 2021, compared to 0.42% in 2020 and to 1.21% in 2019. The increase in 2021 compared to 2020 was driven by the growth in net income of 294.2%, or $354.9 million, to $475.5 million being greater than the increase in total average assets of 39.1%, or $11.3 billion, to $40.0 billion in 2021. As mentioned previously, the growth in net income as well as the increase in average assets was mainly related to the full year impact from the merger with CSFL in the second quarter of 2020. The increase in net income was also due to the reversals of provision for credit losses in 2021 as economic forecasts improved related to the COVID-19 pandemic. The decrease in 2020 compared to 2019 was driven by the increase in total average assets of 86.4%, or $13.3 billion, to $28.8 billion in 2020 due to the merger with CSFL, as well as a decline in net income of 35.3%, or $65.9 million, to $120.6 million in 2020.
●	Return on average common shareholders’ equity increased to 10.01% in 2021, compared to 3.35% in 2020, and 7.89% in 2019. The increase in 2021 compared to 2020 was driven by the greater growth in net income of 294.2%, or $354.9 million, to $475.5 million compared to an increase in average common shareholders’ equity of 31.72%, or $1.1 billion, in 2021. As mentioned above, the increase in net income was mainly due to a full year’s impact from the merger with CSFL along with the reversals of provision for credit losses in 2021 related to improved economic forecasts related to the COVID-19 pandemic. The decrease in 2020 compared to 2019, was driven by both an increase in average common shareholders’ equity of 52.5%, or $1.2 billion, and a decline in net income of 35.3%, or $65.9 million, in 2020. The increase in average equity was due to the equity issued in the merger with CSFL in the second quarter of 2020 and the decline in net income was mainly due to the Day 1 provision for credit losses and expenses related to the merger with CSFL.
●	Our dividend payout ratio was 28.43% for 2021 compared with 81.45% in 2020 and 30.94% in 2019. The decrease in the dividend payout ratio in 2021 compared to 2020 was due to the growth in net income available to common shareholders, which increased 294.2%, being greater than the increase in dividends paid of 37.7%, or $37.1 million. The increase in net income in 2021 was mainly due to lower net income in 2020 attributable to the Day 1 provision for credit losses from the CSFL merger, higher provision for credit losses due the COVID-19 pandemic and expenses related to the merger with CSFL. The increase in the dividends paid was due to the increase in average outstanding shares from the merger with CSFL for a full year in addition to the Company increasing the cash dividend per share from $0.47 to $0.49 starting in the third quarter of 2021. The increase in the dividend payout ratio in 2020 compared to 2019, was due to the increase in dividends paid of 70.3%, or $40.6 million as well as the decline in net income available to common shareholders, which decreased 35.3%. The increase in the dividends paid was due the increase in outstanding shares from the merger with CSFL and the decline in net income was mainly due to the Day 1 provision for credit losses and expenses related to the merger with CSFL.

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

During 2019, the Federal Reserve’s Federal Open Market Committee’s target for federal funds target rate remained at the 2.25% to 2.50% range until July 2019 when the Federal Reserve began to drop the federal funds target rate. In the last half of 2019, the Federal Reserve dropped the federal funds target rate 75 basis points to the range of 1.50% to 1.75% at December 31, 2019. The Federal Reserve then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic. This drop in interest rates in 2019 and 2020 continued to affect both our net interest income and net interest margin for the year ended 2021. The yield on interest-earning assets declined 54 basis points in 2021 compared to 2020 and by 83 basis points in 2020 compared to 2019. The yield on our acquired loan portfolio decreased 41 basis points in 2021 from 2020 after a decrease of 147 basis point in 2020 from 2019 and the yield on our non-acquired loan portfolio decreased of 12 basis points in 2021 from 2020 after a decrease of 38 basis points in 2020 from 2019. These declines in yields on earning assets were the main drivers in the net interest margin declining 36 basis points in 2021 compared to 2020 and 51 basis points in 2020 compared to 2019.

We have also continued focusing on increasing core deposits (excluding certificates of deposits and other time deposits). The core deposits grew primarily due to the federal government pushing funds into the market through stimulus programs, in addition to consumers remaining conservative in their spending habits in reaction to the COVID-19 pandemic. These funds are normally lower cost funds. As a result, the cost of interest-bearing deposits decreased 21 basis points in 2021 after decreasing 40 basis points in 2020. The overall cost on all interest-bearing liabilities declined in 2021 compared to 2020 by 27 basis points. The decrease in the cost of interest-bearing liabilities has had a positive effect on our net interest income and net interest margin for 2021, however, the negative effect on the yield on interest earning assets has been greater.

2021 compared to 2020

Net interest income and net interest margin highlighted for the year ended December 31, 2021, compared to 2020:

●	Our net interest income increased by $206.8 million, or 25.0%, to $1.0 billion during 2021, compared to 2020, as interest income increased $174.8 million and interest expense declined $31.9 million.
o	Our interest income increased by $174.8 million due to -
◾	Higher non-acquired loan interest income of $115.1 million due to a higher average balance of $3.4 billion, higher investment securities interest income of $32.9 million because of higher average balances of $2.9 billion, acquired loan interest income increasing by $25.7 million because of higher average balances in acquired loans of $1.4 billion, and higher federal funds sold and repurchase agreements interest income of $2.6 million because of higher average balances of $2.8 billion.
◾	These increases in interest income were partially offset by lower interest income of $1.5 million on loans held for sale due to lower average balances of $54.3 million.
◾	The effects from the increases in the average balance of interest-earning assets have outweighed the effects of the declines in average yields in 2021.
o	Average interest-earning assets increased $10.3 billion, or 40.6%, to $35.8 billion in 2021, compared to 2020. The increase in the average balance on the non-acquired loan portfolio of $3.4 billion was due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The increase in the average balance on the acquired loan portfolio of $1.4 billion was due to the loans acquired from the merger with CSFL being only outstanding 207 days in 2020. Although the acquired loan portfolio increased from 2020, it has declined throughout 2021 due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. The increase in the average balance in investment securities of $2.9 billion was a result of the Company’s decision to strategically increase the investment portfolio due to the excess liquidity from deposit growth.
o	Overall, our yield on interest-earning assets in 2021 declined 54 basis points from 2020, due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve in March 2020. The yield on the non-acquired loan portfolio decreased 12 basis points, the acquired loan portfolio yield declined 41 basis points, the yield on investment securities dropped by 36 basis points, and on the yield on federal funds sold, securities purchased under agreements to resell and interest-bearing deposits decreased by 3 basis points. The yield on loans held for sale remained flat. The yield on interest-earning assets also declined as the average balance of lower yielding federal funds sold, securities purchased under agreements to resell, interest-bearing deposits and investment securities increased as a percentage of total interest-earning assets from 22.8% to 31.9%.
o	Our interest expense declined by of $31.9 million in 2021 compared to 2020 due to –
◾	Interest expense on interest-bearing deposits declining $22.3 million because of a reduction in the average cost of 21 basis points, interest expense related to other borrowings declined $8.9 million because of a lower average balance of $662.6 million, and the interest expense on repurchase agreements declined $790,000 because of a decrease in the average cost of 27 basis points.
◾	The effects from the declines in average cost of interest-bearing liabilities have outweighed the effects of the increases in average balance in 2021.
o	Average interest-bearing liabilities increased $6.2 billion, or 36.1%, to $23.2 billion in 2021 compared to 2020 mainly due the acquired interest-bearing liabilities from the merger with CSFL only outstanding for 207 days in 2020. The average balance of interest-bearing deposits increased $6.5 billion, the average balance of federal funds purchased increased $259.7 million and repurchase agreements increased $65.1 million. The average balance on other borrowing decreased $662.6 million. Within other borrowings, the average balance on corporate and subordinated debentures increased $81.4 million as the Company assumed $271.5 million in borrowings in the merger with CSFL. The increase related to the merger was partially offset by the Company’s redemption of $63.5 million of subordinated debentures and trust preferred securities assumed from the CSFL merger in June 2021. The average balance of FHLB and FRB borrowings decreased $744.0 million due to the Company’s strategic decision to payoff $700.0 million of

FHLB advances (along with the termination of interest rate hedges on these borrowings) in the fourth quarter of 2020.
o	The average cost of interest-bearing liabilities in 2021 compared to 2020 decreased 27 basis points. This decrease occurred in all categories of funding, except for other borrowings which increased 229 basis points in 2021. The primary cause for the lower cost on interest-bearing deposits of 21 basis points, federal funds purchased of 8 basis points and repurchase agreements of 27 basis points was the continued low interest rate environment. The cause for the increase in cost on other borrowings in 2021 is due to having a full year’s impact from the higher cost subordinated debt assumed in the CSFL merger along with the effects of paying off the lower cost FHLB and FRB borrowings (along with the termination of the interest rate hedges on these borrowing) in the fourth quarter of 2020.
●	Both the non-tax equivalent and the tax equivalent net interest margin decreased by 36 basis points in 2021 compared to 2020 due to the decline in the yield on interest earning assets of 54 basis points, which was only partially offset by a decrease in cost of interest-bearing liabilities of 27 basis points.

2020 compared to 2019

Net interest income and net interest margin highlighted for the year ended December 31, 2020, compared to 2019:

●	Our net interest income increased by $322.2 million, or 63.9%, to $826.5 million during 2020, compared to 2019, as interest income increased $319.2 million and interest expense declined $3.0 million.
●	Our interest income increased by $319.2 million with acquired loan interest income increasing by $258.8 million because of higher average balances of acquired loans of $6.1 billion, higher non-acquired loan interest income of $51.0 million due to a higher average balance of $2.1 billion, higher investment securities interest income of $8.5 million because of higher average balances of $1.2 billion and higher interest income of $6.6 million on loans held for sale due to higher average balances of $250.4 million. These increases in interest income were partially offset by a $5.7 million decline in federal funds sold and repurchase agreements interest income as the yield declined by 191 basis points, offsetting the effects of the average balance increasing by $2.4 billion. The effects from the increases in average balance of interest-earning assets have outweighed the effects of the declines in average yields in 2020.
●	Average interest-earning assets increased $12.0 billion, or 89.8%, to $25.5 billion in 2020, compared to 2019 mainly due to the merger with CSFL. The average balance of our acquired loans portfolio increased by $6.1 billion as the Company acquired $13.0 billion in loans from the merger with CSFL in June 2020. The average balance of our non-acquired loan portfolio increased $2.1 billion because of organic growth. In addition, the average balance of federal funds sold, securities purchased under agreements to resell and interest-bearing deposits increased $2.4 billion and the average balance of investment securities increased $1.2 billion, as we acquired $2.6 billion in cash and cash equivalents and $1.2 billion in investment securities in the merger with CSFL. The increase in the average balance of loans held for sale was due to both the increase in volume from the merger with CSFL along with additional mortgage volume resulting from the decrease in interest rates in 2020.
●	Overall, our yield on interest-earning assets in 2020 decreased 83 basis points from 2019, due to a falling interest rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July 2019 to October 2019 and then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic. The yield on the non-acquired loan portfolio declined 38 basis points, on the acquired loan portfolio of 147 basis points, on the investment securities by 81 basis points, on federal funds sold, securities purchased under agreements to resell and interest-bearing deposits of 191 basis points and loans held for sale by 97 basis points.
●	Our interest expense decreased by $3.0 million in 2020 compared to 2019 with interest expense on interest-bearing deposits declining $10.5 million because of a lower average cost of 40 basis points and with interest expense on federal funds purchased and repurchase agreements declining $677,000 because of a lower average cost of 58 basis points. These declines in interest expense were partially offset by an increase interest expense from borrowings of $8.2 million because of a higher average balance of $362.7 million, mainly due to the assumption of borrowings from the merger with CSFL. The effects from the declines in average cost of interest-bearing liabilities have outweighed the effects of the increases in average balance in 2020.

●	Average interest-bearing liabilities increased $7.5 billion, or 77.9%, to $17.1 billion in 2020 compared to 2019 mainly due to the merger with CSFL. The average balance of interest-bearing deposits increased $6.8 billion as the Company acquired $10.3 billion in interest-bearing deposits from the merger with CSFL in June 2020. The average balance of federal funds purchased and repurchase agreements increased $270.9 million as the Company acquired $401.5 million in federal funds purchased and repurchase agreement from the merger with CSFL. The average balance of borrowings increased $362.7 million as the Company assumed $271.5 million in borrowings from the merger with CSFL along with the average balance of FHLB Advances held during 2020 being higher by $175.8 million in 2020 compared to 2019.
●	The average cost of interest-bearing liabilities in 2020 compared to 2019 decreased 41 basis points. This decrease occurred in all categories of funding and was due to the falling interest rate environment in the last half of 2019 and in 2020. The average cost on interest bearing deposits declined 40 basis points, federal funds purchased and repurchase agreement declined 58 basis points and borrowing declined 18 basis points. The decline in the average cost of borrowing due to the decline in interest rates was partially offset by the higher average cost on the subordinated debentures assumed in the merger with CSFL in the second quarter of 2020 along with the rising costs of the cash flow hedges on $700 million of FHLB advances held during most of 2020. The $700 million in FHLB advances and the cash flow hedges tied to these advances were paid-off and terminated in the fourth quarter of 2020.
●	Both the non-tax equivalent and the tax equivalent net interest margin decreased by 51 basis points 2020 compared to 2019 due to the decline in the yield on interest earning assets of 83 basis points, which was only partially offset by the lower cost of interest-bearing liabilities of 41 basis points. Our interest-earning assets have repriced more quickly than our interest-bearing liabilities as rates have fallen in the last half of 2019 and in 2020 causing the net interest margin to decline.

Table 1—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Year Ended December 31,
	2021			2020			2019
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$14,121,233	$534,565	3.79%	$10,728,150	$419,458	3.91%	$8,594,639	$368,437	4.29%
Acquired loans, net	9,997,279	449,153	4.49%	8,643,706	423,433	4.90%	2,582,234	164,597	6.37%
Loans held for sale	242,584	6,801	2.80%	296,914	8,308	2.80%	46,553	1,756	3.77%
Investment securities(2):
Taxable	5,208,857	76,850	1.48%	2,588,208	47,420	1.83%	1,528,418	39,949	2.61%
Tax‑exempt	569,676	10,715	1.88%	322,947	7,212	2.23%	184,239	6,186	3.36%
Federal funds sold and securities purchased under agreements to resell and time deposits	5,647,649	6,763	0.12%	2,880,699	4,198	0.15%	480,064	9,902	2.06%
Total interest‑earning assets	35,787,278	1,084,847	3.03%	25,460,624	910,029	3.57%	13,416,147	590,827	4.40%
Noninterest‑earning assets:
Cash and due from banks	495,910			312,832			228,393
Other assets	4,116,103			3,287,870			1,837,656
Allowance for loan losses	(381,244)			(299,814)			(53,369)
Total noninterest‑earning assets	4,230,769			3,300,888			2,012,680
Total assets	$40,018,047			$28,761,512			$15,428,827
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$15,639,103	$15,240	0.10%	$10,473,213	$27,306	0.26%	$5,574,504	$35,915	0.64%
Savings deposits	3,043,977	1,262	0.04%	2,064,183	2,074	0.10%	1,342,733	4,304	0.32%
Certificates and other time deposits	3,304,673	16,680	0.50%	2,953,735	26,062	0.88%	1,734,333	25,701	1.48%
Federal funds purchased	482,471	411	0.09%	222,742	382	0.17%	48,941	1,050	2.15%
Securities sold with agreements to repurchase	395,498	778	0.20%	330,368	1,568	0.47%	233,231	1,577	0.68%
Other borrowings	354,799	17,258	4.86%	1,017,435	26,172	2.57%	654,753	18,005	2.75%
Total interest‑bearing liabilities	23,220,521	51,629	0.22%	17,061,676	83,564	0.49%	9,588,495	86,552	0.90%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	11,026,104			7,148,289			3,222,504
Other liabilities	1,022,496			946,131			254,176
Total noninterest‑bearing liabilities	12,048,600			8,094,420			3,476,680
Shareholders’ equity	4,748,926			3,605,416			2,363,652
Total noninterest‑bearing liabilities and shareholders’ equity	16,797,526			11,699,836			5,840,332
Total liabilities and shareholders’ equity	$40,018,047			$28,761,512			$15,428,827
Net interest spread			2.81%			3.08%			3.50%
Net interest income and margin (non‑taxable equivalent)		$1,033,218	2.89%		$826,465	3.25%		$504,275	3.76%
TEFRA (included in net interest margin, tax equivalent)		5,921			4,592			2,072
Net interest income and margin (taxable equivalent)		$1,039,139	2.90%		$831,057	3.26%		$506,347	3.77%
Total Deposit Cost (without other borrowings)			0.10%			0.24%			0.56%
Overall Cost of Funds (including noninterest-bearing deposits)			0.15%			0.35%			0.68%
(1)	Nonaccrual loans are included in the above analysis.
(2)	Investment securities (taxable and tax-exempt) include trading securities.

Table 2—Volume and Rate Variance Analysis

	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$132,666	$(17,559)	$115,107	$91,460	$(40,439)	$51,021
Acquired loans	66,308	(40,588)	25,720	386,371	(127,535)	258,836
Loans held for sale	(1,520)	13	(1,507)	9,444	(2,892)	6,552
Investment securities:
Taxable	48,014	(18,584)	29,430	27,700	(20,229)	7,471
Tax exempt(3)	5,510	(2,007)	3,503	4,657	(3,631)	1,026
Federal funds sold and securities purchased under agreements to resell and time deposits	4,032	(1,467)	2,565	49,516	(55,220)	(5,704)
Total interest income	255,010	(80,192)	174,818	569,148	(249,946)	319,202
Interest expense on:
Deposits
Transaction and money market accounts	13,469	(25,535)	(12,066)	31,561	(40,170)	(8,609)
Savings deposits	984	(1,796)	(812)	2,313	(4,543)	(2,230)
Certificates and other time deposits	3,096	(12,478)	(9,382)	18,070	(17,709)	361
Federal funds purchased	445	(416)	29	3,729	(4,397)	(668)
Securities sold under agreements to repurchase	309	(1,099)	(790)	657	(666)	(9)
Other borrowings	(17,045)	8,131	(8,914)	9,973	(1,806)	8,167
Total interest expense	1,258	(33,193)	(31,935)	66,303	(69,291)	(2,988)
Net interest income	$253,752	$(46,999)	$206,753	$502,845	$(180,655)	$322,190
(1)	The rate/volume variance for each category has been allocated on the same basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2021, 2020, and 2019, noninterest income comprised 25.5%, 27.4%, and 22.2%, respectively, of total net interest income and noninterest income. Note that recoveries on acquired loans were no longer recorded through the income statement beginning in 2020 with the adoption of CECL. These recoveries are now recorded through the allowance for credit losses on the balance sheet.

Table 3—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Service charges on deposit accounts	$65,973	$55,669	$51,931
Debit, prepaid, ATM and merchant card related income	39,668	28,650	23,504
Mortgage banking income	64,599	106,202	17,564
Trust and investment services income	36,981	29,437	29,244
Correspondent banking and capital market income	110,005	64,743	2,892
Securities gains, net	102	50	2,711
Bank owned life insurance income	18,410	11,379	5,760
Recoveries on acquired loans	—	—	6,847
Other	18,471	15,010	3,112
Total noninterest income	$354,209	$311,140	$143,565

2021 compared to 2020

Our noninterest income increased 13.8% for the year ended December 31, 2021 compared to 2020. This change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2021 by $10.3 million, or 18.5%, compared to 2020, due primarily to the increase in customers and activity in 2021 through the merger with CSFL completed during the second quarter of 2020. Year-to-date 2020 only included CSFL activity from June 8, 2020 through December 31, 2020. The increase in service charges on deposit accounts was mainly driven by an increase in service charge maintenance fees on checking and savings accounts, in net non-sufficient funds and overdraft protection fee income, in fees related to wire transfers and in commissions from sales of checks.
●	Debit, prepaid, ATM and merchant card related income was higher by $11.0 million, or 38.5%, in 2021 compared to 2020. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card, credit card sales incentive, and ATM and merchant card income due to the increase in activity related to the merger with CSFL completed in the second quarter of 2020. Year-to-date 2020 only included CSFL activity from June 8, 2020 through December 31, 2020.
●	Mortgage banking income decreased by $41.6 million, or 39.2%, which was comprised of $42.2 million, or 41.2%, decrease from mortgage income in the secondary market, partially offset by a $578,000, or 15.5%, increase from mortgage servicing related income, net of the hedge. During 2021, mortgage income from the secondary market comprised of a $8.9 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $33.3 million decrease in the net gain on sale of mortgage loans. Net gains on the sale of mortgage loans was $75.1 million in 2021, which is net of the commission expense related to mortgage production of $27.2 million. During the second quarter of 2021, the Company began allocating a lower percentage of its mortgage production and pipeline to the secondary market compared to 2020, which resulted in lower mortgage income from the secondary market. This change was mainly due to the increase in liquidity held at the Bank along with the reduction in the gain on sale margin in 2021 compared to 2020. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. The increase in mortgage servicing related income, net of the hedge during 2021 was due to a $4.4 million increase from servicing fee income, which was partially offset by a $3.8 million decrease in the change in fair value of the MSR including decay. The decrease in fair value of the MSR is due to an increase in MSR decay of $6.1 million and losses on the MSR hedge of $15.1 million, partially offset by an increase in the change in fair value from interest rates of $17.4 million compared to the 2020. The increase in the servicing fee income is due to the increase in size of the servicing portfolio during 2021.
●	Trust and investment services income increased $7.5 million, or 25.6%, in 2021 compared to 2020. The increase in business through the merger with CSFL which was completed in the second quarter of 2020 resulted in the increase in income. Also, assets under management have increased $902.0 million or 17.4% from December 31, 2020 to December 31, 2021.
●	Correspondent banking and capital markets income for 2021 increased by $45.3 million from 2020. Year-to-date 2020 only included CSFL correspondent banking activity from June 8, 2020 through December 31, 2020. Also, the acquisition of Duncan-Williams on February 1, 2021 contributed to the increase in correspondent banking and capital markets income during 2021. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Bank owned life insurance income increased $7.0 million, or 61.8%, in 2021 compared to 2020. This increase was due to an increase in the cash surrender value of $8.0 million which resulted from the $333.1 million of bank owned life insurance acquired in the merger with CSFL during the second quarter of 2020, along with the purchase of $205.6 million of policies in April 2021. This increase was partially offset by a $1.0 million decline in income resulting from the payout of insurance policies.
●	Other income increased by $3.5 million due to the merger with CSFL in the second quarter of 2020. This increase was mainly due to increases in SBA loan servicing fees and gains on sale of SBA loans of $6.1 million. The Company has also seen an increase in Small Business Investment Company (“SBIC”) investment income of $2.1 million during 2021 as the Company has increased its SBIC investment portfolio during 2020 and 2021. These increases were partially offset by $3.6 million in income recorded in 2020 related to the credit valuation adjustment on the Company’s back-to-back interest rate swaps.

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

Noninterest expense represents the largest expense category for our company. During 2021 and 2020, we continued to emphasize careful controls around our noninterest expense. With that, our expenses in 2021 increased $150.8 million or 18.9% from 2020, mainly due to the merger with CSFL. Noninterest expense increased $393.0 million or 97.1% in 2020 from 2019.

Table 4—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Salaries and employee benefits	$552,030	$416,599	$234,747
Occupancy expense	92,225	75,587	47,457
Information services expense	74,417	59,843	35,477
OREO expense and loan related expense	2,029	3,568	3,242
Amortization of intangibles	35,192	26,992	13,084
Business development and staff related expense	16,677	10,125	9,382
Supplies and printing	3,246	3,636	1,866
Postage expense	6,413	5,043	4,015
Professional fees	10,629	14,033	10,325
FDIC assessment and other regulatory charges	17,982	10,713	4,545
Advertising and marketing	7,959	4,092	4,309
Merger and branch consolidation related expense	67,242	85,906	4,552
Extinguishment of debt cost	11,706	—	—
Swap termination expense	—	38,787	—
Pension plan termination expense	—	—	9,526
Other	50,674	42,720	22,111
Total noninterest expense	$948,421	$797,644	$404,638

2021 compared to 2020

Noninterest expense increased $150.8 million, or 18.9% for the year ended December 31, 2021 compared to 2020. This increase was mainly due to 2021 having a full year’s effect from the merger with CSFL while 2020 was only partially affected from the merger date of June 7, 2020. The change in total noninterest expense resulted from the following:

●	Salary and employee benefits increased by $135.4 million, or 32.5%, as all categories of salaries and benefits expense increased due to the merger with CSFL. Salaries increased $66.9 million, benefits increased $11.4 million, commissions increased $32.5 million, and incentives increased $24.6 million. With the merger with CSFL in June 2020, the Company added approximately 2,800 employees, almost doubling its total employees.
●	In the fourth quarter of 2020, the company terminated three cash flow hedges (SWAPs) given the current low interest rate environment and expectation of low interest rates in the foreseeable future resulting in a termination cost of $38.8 million.
●	Merger and branch consolidation related expense decreased $18.7 million, or 21.7% in 2021 compared to 2020. Merger and branch consolidation expense of $64.4 million in 2021 and $83.0 million in 2020 was related primarily to the merger with CSFL.
●	The Company had extinguishment of debt cost of $11.7 million in 2021. This cost was from the write-off of the fair market value adjustment recorded on the trust preferred securities assumed in the CSFL merger. All of the trust preferred securities assumed in the CSFL merger were redeemed in June 2021.
●	Information services expense and occupancy expense increased $14.6 million, or 24.4% and $16.6 million, or 22.0%, respectively. These increases were related to the additional cost associated with facilities, employees and systems added through our merger with CSFL as our number of branches increased by 129 during 2020 to 285 at December 31, 2020. The number of branches declined slightly in 2021 to 281.
●	Amortization of intangibles increased $8.2 million, or 30.4%. This increase was due to the merger with CSFL, which resulted in the Company recording a core deposit intangible asset of $125.9 million and a correspondent banking customer intangible asset of $10.0 million in June of 2020.
●	FDIC assessment and other regulatory charges increased $7.3 million, or 67.9%. This increase was due to an increase in FDIC assessments and OCC examination fees resulting from the merger with CSFL and the growth since the merger, in addition to new regulatory charges attributable to Duncan-Williams.

●	Business development and staff related expense increased $6.6 million, or 64.7% due mainly to the merger with CSFL with the increase in employees. The increase was also due to limited expense in 2020 attributable to the initial impact from the COVID-19 pandemic before vaccines were available.
●	Other noninterest expense increased by $8.0 million, or 18.6%. This increase was mainly due to a general increase in expenses due to the merger with CSFL including loan expenses, insurance expense, donations, various operational reserves, and operating charge-offs. There was also an increase of $2.8 million in cost associated with the Association Banking Prime Earnings Credit Program in 2021 from 2020.

2020 compared to 2019

Noninterest expense increased $393.0 million, or 97.1% for the year ended December 31, 2020 compared to 2019 resulting primarily the merger with CSFL in June 2020. Below includes additional discussion:

●	Salary and employee benefits increased by $181.9 million, or 77.5%, as all categories of salaries and benefits expense increased due to the merger with CSFL. With the merger, the number of full-time equivalent employees increased 103.5% from 2,547 at December 31, 2019 to 5,184 at December 31, 2020.
●	In the fourth quarter of 2020, the company terminated three cash flow hedges (SWAPs) given the current low interest rate environment and expectation of low interest rates in the foreseeable future resulting in a termination cost of $38.8 million.
●	Merger and branch consolidation related expense increased $81.4 million, or 1787.2%. This increase was related primarily to the merger with CSFL and includes cost both before and after the merger, including professional fees, severance, contract terminations, branch consolidations, fixed assets written off and other related cost. The costs in 2019 were mainly related to the consolidation of 13 branches during the year.
●	Information services expense increased $24.4 million, or 68.7%. This increase was related to the additional cost associated with facilities, employees and systems added through our merger with CSFL. Our number of branches increased by 129, or 83.2% from 155 at December 31, 2019 to 285 at December 31, 2020.
●	Occupancy expense increased $28.1 million, or 59.3%. This increase was related to the additional cost associated with facilities added resulting from our merger with CSFL. Our number of branches increased by 129, or 83.2% from 155 at December 31, 2019 to 285 at December 31, 2020.
●	Amortization of intangibles increased $13.9 million, or 106.3%. This increase was due to the merger with CSFL which resulted in the Company recording a core deposit intangible asset of $125.9 million and a correspondent banking customer intangible asset of $10.0 million in 2020.
●	FDIC assessment and other regulatory charges increased $6.2 million, or 135.7%. This increase was mainly due to the addition of assets and liabilities acquired through our merger with CSFL in the second quarter of 2020.
●	In 2019, the Company recorded a pension plan termination expense of $9.5 million related to the termination of our pension plan. This resulted in the recognition of the losses from the pension plan that were being held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million.
●	Other noninterest expense increased by $20.6 million, or 93.2%. This increase was mainly due to a general increase in expenses due to the merger with CSFL including loan expenses, insurance expense, donations, various operational reserves, miscellaneous taxes and miscellaneous operating charge-offs. There was also a $6.5 million increase in passive losses recorded in 2020 related to tax credit partnerships. We added approximately $29 million more in these CRA investments in 2020, of which $13.8 million were acquired through the merger with CSFL. We added approximately $39 million of CRA investments in 2019.

Income Tax Expense

Our effective tax rate increased to 21.30% at December 31, 2021 compared to (16.02%) for the year-ended December 31, 2020.  When excluding the tax loss carryback and other discrete items, the effective tax rate for the year-ended December 31, 2020 was 14.24%.  The increase was mainly due to increased pre-tax book income, offset by an increase in tax-exempt income and federal tax credits available. For additional information refer to Note 12—income

Taxes in the consolidated financial statements.

Financial Condition

Overview

At December 31, 2021, we had total assets of approximately $42.0 billion, consisting principally of $23.6 billion in net loans ($16.1 billion in non-acquired loans, $5.9 billion in acquired non-credit deteriorated loans, $2.0 billion in acquired credit deteriorated loans, net of $301.8 million allowance for credit losses), $7.2 billion in investment securities and $6.8 billion in cash and cash equivalents. Our liabilities at December 31, 2021 totaled $37.2 billion, consisting principally of deposits of $35.1 billion ($11.5 billion in noninterest-bearing and $23.6 billion in interest-bearing) and short-term and long-term borrowings of $1.1 billion. At December 31, 2021, our shareholders’ equity was $4.8 billion.

At December 31, 2020, we had total assets of approximately $37.8 billion, consisting principally of $24.2 billion in net loans ($12.3 billion in non-acquired loans, $9.5 billion in acquired non-credit impaired loans, $2.9 billion in acquired credit impaired loans, net of $457.3 million allowance for credit losses, $4.4 billion in investment securities and $4.6 billion in cash and cash equivalents. Our liabilities at December 31, 2020 totaled $33.1 billion, consisting principally of deposits of $30.7 billion ($9.7 billion in noninterest-bearing and $21.0 in interest-bearing) and short-term and long-term borrowings of $1.2 billion. At December 31, 2020, our shareholders’ equity was $4.6 billion.

Book value per common share was $69.27 at the end of 2021, an increase from $65.49 at the end of 2020. Book value per common share increased in 2021 as shareholder equity increased by 3.3% while common shares outstanding declined by 2.3%. The primary reason for an increase in shareholder’s equity of $155.0 million during 2021 was due to net income of $475.5 million. This increase was partially offset by declines in equity resulting from $135.2 million in dividends paid to shareholders, $146.4 million in common stock repurchased on the open market and $68.9 million reduction in AOCI related to unrealized losses on available for sale securities. The primary reason for the decline in common shares outstanding of 1.6 million was due to the Company repurchasing 1.8 million shares on the open market in 2021.

Our common equity to assets ratio decreased to 11.45% in 2021, compared with 12.30% in 2020. The decrease in 2021, compared to 2020, was the result of the percentage increase in total assets of 11.0% being greater than the percentage increase in shareholders’ equity of 3.3%. The increase in total assets was mainly due to the increase in cash and cash equivalents and investment securities as our liquidity has increased through the growth in deposits.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division, that was inherited through the acquisitions of CSFL in June 2020 and Duncan Williams in February 2021. For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our “Consolidated Statements of Income”. Securities purchased for this portfolio have primarily been municipal, treasuries and mortgage-backed agency securities and are held for short periods of time and totaled $77.7 million and $10.7 million, respectively, at December 31, 2021 and 2020.

Investment Securities

We use investment securities, the second largest category of interest earning assets, to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements and as collateral for derivative exposure. At December 31, 2021 and 2020, investment securities totaled $7.2 billion and $4.4 billion, respectively. For the year ended December 31, 2021, average investment securities were $5.7 billion, or 16.1% of average earning assets, compared with $2.9 billion, or 11.4% of average earning assets for the year ended December 31, 2020. The expected average life of the investment portfolio at December 31, 2021 was approximately 6.27 years, compared with 4.35 years at December 31, 2020. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which considers liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

The following table presents the reported values of investment securities for the past two years:

Table 5—Values of Investment Securities

	December 31,
(Dollars in thousands)	2021	2020
Held to Maturity (amortized cost):
U.S. Government agencies	$112,913	$25,000
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,120,104	632,269
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	174,178	75,767
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	350,116	174,506
Small Business Administration loan-backed securities	62,590	48,000
Total held to maturity	$1,819,901	$955,542
Available for Sale (fair value):
U.S. Government agencies	97,117	29,256
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,831,039	1,367,132
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	725,995	755,551
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,207,241	240,108
State and municipal obligations	812,689	520,039
Small Business Administration loan-backed securities	500,663	404,884
Corporate securities	18,734	13,702
Total available for sale	5,193,478	3,330,672
Total other investments	160,568	160,443
Total investment securities	$7,173,947	$4,446,657

During 2021, our total investment securities increased $2.7 billion, or 61.3%, from December 31, 2020. During 2021, we purchased $3.9 billion of securities, $975.3 million classified as held to maturity and $2.9 billion classified as available for sale. We continue to increase our investment securities strategically primarily with excess funds due to deposit growth and excess liquidity. These purchases were partially offset by maturities, paydowns, sales and calls of investment securities totaling $1.1 billion. Net amortization of premiums were $38.0 million for the year ended December 31, 2021.

At December 31, 2021, the unrealized net loss of the available for sale investment securities portfolio was $27.8 million, or 0.5%, below its amortized cost basis. Comparable valuations at December 31, 2020 reflected an unrealized net gain of the available for sale investment portfolio of $62.6 million, or 1.9%, above its amortized cost basis. The decrease in fair value in the available for sale investment portfolio at December 31, 2021 compared to December 31, 2020 was mainly due to the increase in short and long term interest rates during 2021. At December 31, 2021, the unrealized net loss of the held to maturity investment securities portfolio was $41.8 million, or 2.3%, below its amortized cost basis. At December 31, 2020, the unrealized net gain of the held to maturity investment securities portfolio was $1.6 million, or 0.2%, above its amortized cost basis.

Table 6—Credit Ratings of Investment Securities

			Unrealized
	Amortized	Fair	Net Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
December 31, 2021
U.S. Government agencies	$211,795	$207,403	$(4,392)	$211,795	$—	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	2,971,804	2,926,879	(44,925)	97	—	—	2,971,707
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	905,127	895,236	(9,891)	—	—	—	905,127
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,570,349	1,549,640	(20,709)	17,278	—	—	1,553,071
State and municipal obligations	798,211	812,689	14,478	798,156	—	—	55
Small Business Administration loan-backed securities	565,402	560,961	(4,441)	565,402	—	—	—
Corporate securities	18,509	18,734	225	—	—	—	18,509
	$7,041,197	$6,971,542	$(69,655)	$1,592,728	$—	$—	$5,448,469
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

Held to maturity

As described above the Company elected to classify some of its securities purchased during 2021 and 2020 as held to maturity. These are securities that the Company does not intend to sell and expects to hold to maturity. The securities consist of $112.9 million of agency securities and $1.6 billion of residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises and $62.6 million of Small Business Administration loan-backed securities. The following are highlights of our held to maturity portfolio:

●	Total held to maturity portfolio totaled $1.8 billion.
●	The balance of securities held to maturity represented 4.3% of total assets at December 31, 2021.
●	We purchased $975.3 million of held to maturity investment securities in 2021, partially offset by maturities, calls and paydowns totaling $105.0 million in 2021.

Available for sale

Securities available for sale consist mainly of debentures of government sponsored entities, state and municipal bonds, residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises and Small Business Administration loan-backed securities. At December 31, 2021, investment securities with both a fair value and amortized cost of $5.2 billion, were classified as available for sale. The adjustment for net unrealized losses of $27.8 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Loss. The following are highlights of our available for sale securities:

●	Total securities available for sale increased $1.9 billion, or 55.9%, from the balance at December 31, 2020. The unrealized gain/loss position on the investment portfolio decreased $90.5 million and net amortization of premiums was $32.1 million during 2021. We purchased $2.9 billion of available for sale investment securities in 2021, partially offset by maturities, calls and paydowns totaling $805.3 million and sales totaling $151.3 million in 2021. The sales in 2021 were mainly related to restructuring our portfolio to fit our investment strategy and risk profile.
●	The balance of securities available for sale represented 12.4% of total assets at December 31, 2021 and 8.8% of total assets at December 31, 2020.
●	Interest income earned on all investment securities in 2021 was $87.6 million, an increase of $32.9 million, or 60.3%, from $54.6 million in 2020. The increase was due to a $2.9 billion increase in average balances which was partially offset by a reduction in the yield on investment securities. The yield on investment securities declined 36 basis points during 2021, to 1.52%. In 2021, we used a portion of our excess liquidity from deposit growth to increase the size of our investment portfolio, and the 2021 purchases had lower yields compared to the existing portfolio resulting in a decrease in the overall yield of our investment portfolio.

At December 31, 2021, we had 296 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $106.0 million. See Note 3—Investment Securities in the consolidated financial statements for additional information. The increase in the number of securities in a loss position and the relative percentage of loss to portfolio size was primarily a result of the increase in short and long-term interest rates during 2021.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2021 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

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

Other Investments

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2021, we determined that there was no impairment on our other investment securities. As of December 31, 2021, other investment securities represented approximately $160.6 million, or 0.38% of total assets and primarily consisted of FRB and FHLB stock which totals $129.7 million and $16.3 million, respectively. There were no gains or losses on the sales of these securities during 2021 or 2020.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(11)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies (1)	$—	—%	$—	—%	$37,925	1.69%	$74,988	1.67%	$112,913	1.67%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (2)	—	—	—	—	—	—	1,120,104	1.40	1,120,104	1.40
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises (3)	—	—	—	—	—	—	174,178	1.74	174,178	1.74
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (4)	—	—	—	—	102,514	1.05	247,602	1.58	350,116	1.42
Small Business Administration loan-backed securities (7)	—	—	—	—	—	—	62,590	1.25	62,590	1.25
Total held‑to‑maturity	$—	—%	$—	—%	$140,439	1.23%	$1,679,462	1.47%	$1,819,901	1.45%
Available for Sale (fair value)
U.S. Government agencies (1)	$—	—%	$—	—%	$97,117	1.56%	$—	—%	$97,117	1.56%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (2)	683	2.42	2,291	2.01	44,739	1.15	1,783,326	1.32	1,831,039	1.32
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises (3)	—	—	11,966	2.42	23,645	2.29	690,384	1.79	725,995	1.82
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (4)	—	—	76,014	1.58	548,631	1.63	582,596	1.58	1,207,241	1.61
State and municipal obligations (5)(6)	4,540	2.91	12,594	3.51	79,293	3.15	716,262	2.22	812,689	2.33
Small Business Administration loan-backed securities (7)	2,073	—	30,553	2.38	108,569	1.54	359,468	1.52	500,663	1.57
Corporate securities (8)	—	—	—	—	17,675	3.92	1,059	4.50	18,734	3.95
Total available‑for‑sale	$7,296	2.04%	$133,418	2.03%	$919,669	1.78%	$4,133,095	1.61%	$5,193,478	1.65%
Total other investments (9)	$—	—%	$—	—%	$—	—%	$160,568	1.64%	$160,568	1.64%
Total investment securities (10)	$7,296	2.04%	$133,418	2.03%	$1,060,108	1.71%	$5,973,125	1.57%	$7,173,947	1.60%
Percent of total	0%		2%		14%		83%
Cumulative percent of total	0%		2%		16%		100%
(1)	The expected average life for U.S. Government agencies is 4.36 years; 4.97 years for held to maturity and 3.66 years for available for sale.
(2)	The expected average life for residential mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 5.73 years; 6.11 years for held to maturity and 5.50 years for available for sale.
(3)	The expected average life for residential collateralized mortgage-obligations securities issued by U.S. government agencies or sponsored enterprises is 5.36 years; 7.40 years for held to maturity and 4.87 years for available for sale.
(4)	The expected average life for commercial mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 6.98 years; 6.72 years for held to maturity and 7.05 years for available for sale.
(5)	Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.
(6)	The expected average life for state and municipal obligations is 8.39 years.
(7)	The expected average life for Small Business Administration loan-backed securities is 6.41 years; 8.08 years for held to maturity and 6.20 years for available for sale.
(8)	The expected average life for corporate securities is 4.67 years.
(9)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(10)	The expected average life for the total investment securities portfolio is 6.27 years (not including FRB, FHLB and corporate stock with no maturity date).
(11)	The total values presented in the table above represent the total fair value of available for sale securities and amortized cost for held to maturity.

Loan Portfolio

Our loan portfolio remains our largest category of interest-earning assets. At December 31, 2021, total loans, excluding held for sale loans, were $23.9 billion, which was an overall decrease of $736.0 million, or 3.0%, from the balance at the end of 2020. Non-acquired loan growth was $3.8 billion, or 30.6% for 2021, which was made up of a 21.5% increase in consumer real estate loans, a 55.0% increase in non-owner occupied real estate loans (including construction and land development loans), a 36.9% increase in commercial owner occupied real estate loans, a 5.4% increase in commercial and industrial loans, a 31.4% increase in other income producing property and a 16.9% increase in consumer non real estate loans. The increases in non-acquired loans were due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. Total acquired loans decreased by $4.5 billion. The decreases in acquired loans were due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio.

Acquired loans as a percentage of total loans decreased to 32.9% at December 31, 2021 compared to 50.2% at December 31, 2020. As of December 31, 2021, non-acquired loans as a percentage of the overall portfolio were 67.1% compared to 49.8% at December 31, 2020. Average total loans outstanding during 2021 were $24.1 billion, increasing $4.7 billion, or 24.5%, over the 2020 average of $19.4 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses in the consolidated financial statements.)

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

Table 8—Distribution of Loans by Type

	December 31,
(Dollars in thousands)	2021	2020
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Non‑owner occupied real estate(1)	$2,229,401	$3,119,476
Consumer real estate(2)	1,138,903	1,739,327
Commercial owner occupied real estate	1,325,412	1,819,129
Commercial and industrial	770,133	2,112,514
Other income producing property	286,566	461,357
Consumer	139,470	206,812
Other	184	254
Total acquired - non-purchased credit deteriorated loans	5,890,069	9,458,869
Acquired - purchased credit deteriorated loans (PCD):
Non‑owner occupied real estate(3)	919,370	1,300,618
Consumer real estate(2)	296,682	461,408
Commercial owner occupied real estate	542,602	746,976
Commercial and industrial	85,380	178,070
Other income producing property	88,093	148,449
Consumer	55,195	80,288
Total acquired ‑ purchased credit deteriorated loans (PCD)	1,987,322	2,915,809
Total acquired loans	7,877,391	12,374,678
Non-acquired loans:
Non‑owner occupied real estate(4)	5,616,144	3,622,998
Consumer real estate(2)	3,371,373	2,774,073
Commercial owner occupied real estate	3,102,102	2,266,592
Commercial and industrial	2,905,620	2,755,726
Other income producing property	322,145	245,094
Consumer	709,992	607,234
Other loans	23,399	17,739
Total non‑acquired loans	16,050,775	12,289,456
Total loans (net of unearned income)	$23,928,166	$24,664,134
(1)	Includes $180.4 million and $495.6 million of construction and land development loans at December 31, 2021, and 2020, respectively.
(2)	Includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.
(3)	Includes $59.7 million and $115.1 million of construction and land development loans at December 31, 2021 and 2020, respectively.
(4)	Includes $1.8 billion and $1.3 billion of construction and land development loans at December 31, 2021 and 2020, respectively.

The following highlights of our loan portfolio as of December 31, 2021 compared to December 31, 2020:

●	Non-acquired loans were $16.1 billion, or 67.1% of total loans and acquired loans were $7.9 billion, or 32.9% of total loans at December 31, 2021. This compared to non-acquired loans of $12.3 billion, or 49.8% and acquired loans of $12.4 billion, or 50.2% at December 31, 2020. The increase in non-acquired loans of $3.8 billion was due to organic growth and renewals of acquired loans that were moved to the non-acquired loan portfolio. This increase was net of a reduction in non-acquired PPP loans of $729.0 million in 2021 through pay-off and loan forgiveness. Therefore, excluding PPP loan activity, non-acquired loans increased $4.5 billion. Total acquired loans declined by $4.5 billion, as compared to the same period in 2020. The decrease in acquired loans was due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio. The decline also included a reduction of acquired PPP loans of $959.8 million through pay-off and forgiveness of the loans.
●	Non-acquired loans secured by non-owner occupied and consumer real estate were $9.0 billion and comprised 37.6% of the total loan portfolio. This was an increase of $2.6 million, or 40.5%, over December 31, 2020. Acquired loans secured by non-owner occupied and consumer real estate were $4.6 billion and comprised 19.2% of the total loan portfolio. This was a decrease of $2.0 million, or 30.8%, over December 31, 2020. Between both the non-acquired and acquired portfolios, 56.7% of loans were non-owner occupied and consumer real estate loans.
o	Of these non-acquired real estate loans, $5.6 billion, or 23.5% of the loan portfolio were secured by non-owner occupied real estate. Loans secured by consumer real estate were $3.4 billion, or 14.1% of the total loan portfolio. This compared to loans secured by non-owner occupied real estate of $3.6 billion, or 14.7% and to loans secured by consumer real estate of $2.8 billion, or 11.2% at December 31, 2020.
o	Of these acquired real estate loans, $3.1 billion, or 13.2% of the loan portfolio were secured by non-owner occupied real estate at December 31, 2021. Loans secured by consumer real estate were $1.4 billion, or 6.0%. This compared to acquired loans secured by non-owner occupied real estate of $4.4 billion, or 17.9% and to loans secured by consumer real estate of $2.2 billion, or 8.9% at December 31, 2020.
●	Non-acquired and acquired commercial owner-occupied real estate loans were $3.1 billion, or 13.0% and $1.9 billion or 7.8%, respectively, of the total loan portfolio at December 31, 2021 compared to $2.3 billion, or 9.2% and $2.6 billion or 10.4%, respectively, at December 31, 2020. Non-acquired commercial owner-occupied real estate loans increased $835.5 million through organic growth and renewals of acquired loans and acquired commercial owner-occupied real estate loans decreased $698.1 million due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio from December 31, 2020 compared to December 31, 2021.
●	Non-acquired and acquired commercial and industrial loans were $2.9 billion, or 12.1% and $855.5 million or 3.6%, respectively, of the total loan portfolio at December 31, 2021 compared to $2.8 billion, or 11.2% and $2.3 billion or 9.3%, respectively, at December 31, 2020. Non-acquired commercial and industrial loans increased $149.9 million and acquired commercial and industrial loans decreased $1.4 billion from December 31, 2020 compared to December 31, 2021. The overall increase in non-acquired commercial and industrial loans included a $729.0 million decline in PPP loans while the overall decrease in acquired commercial and industrial loans included a $959.8 million decline in PPP loans.

Total loan interest income, excluding interest income on held for sale loans, was $983.7 million in 2021, an increase of $140.8 million, or 16.7%, over $842.9 million in 2020, due to a $3.4 billion increase in the average balance of our non-acquired loan portfolio and a $1.4 billion increase in the average balance of our acquired loan portfolio. The growth in the non-acquired loan portfolio average balance was due to normal organic growth and renewals of acquired loans. The growth in the acquired loan portfolio was due to the merger with CSFL that occurred during June of 2020 where the Company acquired approximately $13.0 billion in loans. The effects on interest income from the increases in average portfolio balances were offset by a 12 basis point decrease in the yield on the non-acquired portfolio and a 41 basis point decrease in the yield on the acquired portfolio. The yield on the non-acquired loan portfolio decreased from 3.91% in 2020 to 3.79% in 2021 and the yield on the acquired loan portfolio declined from 4.90% in 2020 to 4.49% in 2021. The decline in the yields on the non-acquired loan portfolio and the acquired loan portfolio was mainly due to the falling interest rate environment as the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in March 2020 in reaction to the COVID-19 pandemic, and remains unchanged to date.

Total construction and land development loans were $2.0 billion at December 31, 2021 compared to $1.9 billion at December 31, 2020. Non-acquired construction and land development loans increased $509.0 million in 2021 from $1.3 million at December 31, 2020 to $1.8 billion. Acquired construction and land development loans decreased $370.7 million in 2021 from $610.8 million at December 31, 2020 to $240.1 million. Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.

Total consumer real estate loans were comprised of $3.6 billion in consumer owner occupied loans and $1.2 billion in home equity line loans at December 31, 2021. This compares to $3.7 billion in consumer owner occupied loans and $1.3 billion in home equity lines loans at December 31, 2020. Non-acquired loans secured by consumer real estate were comprised of $2.7 billion in consumer owner occupied loans and $710.3 million in home equity loans at December 31, 2021. At December 31, 2020, we had $2.2 billion in consumer owner occupied loans and $601.2 million in home equity loans in the non-acquired loan portfolio. Acquired loans secured by consumer real estate comprised of $977.3 million in consumer owner occupied loans and $458.3 million in home equity loans at December 31, 2021. At December 31, 2020, we had $1.5 billion in consumer owner occupied loans and $690.9 million in home equity loans in the acquired loan portfolio. During 2021, we have seen the consumer real estate loan portfolio decrease by $167.9 million from 2020 as consumers have paid down debt with all the excess liquidity in the marketplace in 2021 through government stimulus and conservative consumer spending habits during the COVID-19 pandemic.

The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2021.

Table 9—Maturity Distribution of Non-acquired Loans

December 31, 2021		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$5,616,144	$472,390	$2,271,834	$2,295,675	$576,245
Consumer real estate	3,371,373	23,111	101,456	689,531	2,557,275
Commercial owner occupied real estate	3,102,102	196,950	831,717	2,011,005	62,430
Commercial and industrial	2,905,620	437,300	1,395,562	669,716	403,042
Other income producing property	322,145	31,426	194,572	66,156	29,991
Consumer	709,992	33,591	263,384	293,709	119,308
Other loans	23,399	23,399	—	—	—
Total non‑acquired loans	$16,050,775	$1,218,167	$5,058,525	$6,025,792	$3,748,291

Table 10—Non-Acquired Loans Due After One Year - Fixed or Floating

December 31, 2021
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$2,115,454	$3,028,300
Consumer real estate	1,189,470	2,158,792
Commercial owner occupied real estate	2,075,084	830,068
Commercial and industrial	1,648,968	819,352
Other income producing property	200,352	90,367
Consumer	668,426	7,975
Total non‑acquired loans	$7,897,754	$6,934,854

The table below shows the contractual maturity of the acquired non-purchased credit deteriorated loan portfolio at December 31, 2021.

Table 11—Maturity Distribution of Acquired Non-purchased Credit Deteriorated Loans

December 31, 2021		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$2,229,401	$241,141	$764,773	$1,070,378	$153,109
Consumer real estate	1,138,903	24,033	162,424	349,169	603,277
Commercial owner occupied real estate	1,325,412	88,205	377,583	702,983	156,641
Commercial and industrial	770,133	60,471	192,084	270,214	247,364
Other income producing property	286,566	41,451	90,860	91,765	62,490
Consumer	139,470	4,433	35,260	82,108	17,669
Other	184	184	—	—	—
Total acquired - non-purchased credit deteriorated loans	$5,890,069	$459,918	$1,622,984	$2,566,617	$1,240,550

Table 12— Acquired Non-PCD Loans Due After One Year - Fixed or Floating

December 31, 2021
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$560,270	$1,427,990
Consumer real estate	303,279	811,591
Commercial owner occupied real estate	458,740	778,467
Commercial and industrial	513,212	196,450
Other income producing property	88,001	157,114
Consumer	124,866	10,171
Total acquired - non-purchased credit deteriorated loans	$2,048,368	$3,381,783

The table below shows the contractual maturity of the acquired credit impaired loan portfolio at December 31, 2021.

Table 13—Maturity Distribution of Acquired Purchased Credit Deteriorated Loans

December 31, 2021		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$919,370	$119,589	$283,125	$438,518	$78,138
Consumer real estate	296,682	16,074	35,868	59,451	185,289
Commercial owner occupied real estate	542,602	59,294	157,409	278,360	47,539
Commercial and industrial	85,380	10,869	45,102	21,023	8,386
Other income producing property	88,093	15,727	21,764	35,079	15,523
Consumer	55,195	1,866	12,680	39,247	1,402
Total acquired ‑ purchased credit deteriorated loans (PCD)	$1,987,322	$223,419	$555,948	$871,678	$336,277

Table 14— Acquired PCD Loans Due After One Year - Fixed or Floating

December 31, 2021
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$218,199	$581,582
Consumer real estate	112,144	168,464
Commercial owner occupied real estate	218,463	264,845
Commercial and industrial	52,204	22,307
Other income producing property	31,185	41,181
Consumer	52,320	1,009
Total acquired ‑ purchased credit deteriorated loans (PCD)	$684,515	$1,079,388

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

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession met the criteria as defined under the CARES Act. At December 31, 2021 and 2020, total TDRs were $12.5 million and $19.7 million, respectively, of which $11.2 million were accruing restructured loans at December 31, 2021, compared to $14.6 million at December 31, 2020. We do not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past two years is shown below:

Table 15—Nonperforming Assets

	December 31,
(Dollars in thousands)	2021	2020
Non-acquired:
Nonaccrual loans	$18,201	$16,035
Accruing loans past due 90 days or more	4,612	9,586
Restructured loans	499	3,550
Total nonperforming loans	23,312	29,171
Other real estate owned (“OREO”) (1) (2)	252	552
Other nonperforming assets (3)	338	136
Total OREO and other nonperforming assets excluding acquired assets	590	688
Total nonperforming assets excluding acquired assets	23,902	29,859
Acquired:
Nonaccrual loans (4)	56,718	75,603
Accruing loans past due 90 days or more	251	2,065
Total acquired nonperforming loans (5)	56,969	77,668
Acquired OREO and other nonperforming assets:
Acquired OREO (1) (5)	2,484	11,362
Other acquired nonperforming assets (3)	391	206
Total acquired OREO and other nonperforming assets	2,875	11,568
Total acquired nonperforming assets	59,844	89,236
Total nonperforming assets	$83,746	$119,095
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (7)	0.15%	0.24%
Total nonperforming assets as a percentage of total assets (8)	0.06%	0.08%
Nonperforming loans as a percentage of period end loans (6)	0.15%	0.24%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (7)	0.35%	0.48%
Total nonperforming assets as a percentage of total assets (8)	0.20%	0.32%
Nonperforming loans as a percentage of period end loans (6)	0.34%	0.43%
(1)	Consists of real estate acquired as a result of foreclosure. Excludes certain property no longer intended for bank use.
(2)	Excludes non-acquired bank premises held for sale of $1.0 million and $2.2 million as of December 31, 2021 and 2020, respectively, that is now separately disclosed on the balance sheet.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(5)	Excludes acquired bank premises held for sale of $8.6 million and $33.8 million as of December 31, 2021 and 2020, respectively, that is now separately disclosed on the balance sheet.
(6)	Loan data excludes mortgage loans held for sale.
(7)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Total non-acquired nonperforming loans were $23.3 million, or 0.15% of total non-acquired loans, a decrease of approximately $5.9 million, or 20.1%, from December 31, 2020. The decrease in nonperforming loans was driven primarily by a decrease in accruing loans past due 90 days or more of $5.0 million, a decrease in restructured nonaccrual loans of $3.1 million, a decrease in consumer nonaccrual loans of $1.3 million, offset by an increase in commercial nonaccrual loans of $3.5 million. The decline in non-acquired accruing loans past due 90 days or more from 2020 was due to a decline in past due loans related to financing receivables from CBI. These loans are deemed low risk and their past due status can fluctuate due to the type of factoring receivable. Acquired nonperforming loans were $57.0 million, or 0.72% of total acquired loans, a decrease of $20.7 million, or 26.7%, from December 31, 2020. The decrease in acquired nonperforming loans was mainly driven by a decrease in consumer nonaccrual loans of $16.1 million, a decrease in commercial nonaccrual loans of $2.7 million and a decrease in accruing loans past due 90 days or more of $1.8 million. The decline in acquired consumer nonaccrual loans was mostly related to a decline in nonaccrual consumer real estate loans in 2021.

Non-acquired nonperforming loans decreased by approximately $2.2 million during the fourth quarter of 2021 from the level at September 30, 2021. The decrease was mainly due to a decrease in consumer nonaccrual loans of $3.9 million, a decrease in restructured nonaccrual loans of $1.2 million, offset by an increase in accruing loans past due 90 days or more of $2.9 million. Acquired nonperforming loans decreased by approximately $7.7 million during the fourth quarter of 2021 from the level at September 30, 2021. The decrease was mainly due to a decrease in consumer nonaccruals of $6.4 million and a decrease in commercial nonaccruals of $1.4 million. The top ten nonaccrual loans at December 31, 2021 totaled $20.0 million and consisted of two loans located in South Carolina, four in the Georgia, and four in Florida. These loans comprise 26.5% of total nonaccrual loans at December 31, 2021, with the majority being real estate collateral dependent. We do not currently hold a specific reserve against any of these ten loans due to carrying balances being below current collateral values.

At December 31, 2021, non-acquired OREO decreased by $300,000 from the balance at December 31, 2020 to $252,000. At December 31, 2021, non-acquired OREO consisted of one property with an average value of $252,000, an increase of $173,000 in the average value from December 31, 2020 when we had 7 properties. In the fourth quarter of 2021, we added one property with an aggregate value of $252,000 into non-acquired OREO, and we sold two properties with a basis of $81,000 in that same quarter. We recorded a net gain of $6,000 on the properties sold during the fourth quarter of 2021. Our non-acquired OREO property at December 31, 2021 is located in the Central region (Columbia, SC).

At December 31, 2021, acquired OREO decreased by $8.9 million from the balance at December 31, 2020 to $2.5 million. At December 31, 2021, non-acquired OREO consisted of 11 properties with an average value of $226,000, a decrease of $99,000 from December 31, 2020 when we had 35 properties. In the fourth quarter of 2021, we added two properties with an aggregate value of $874,000 into acquired OREO, and we sold 12 properties with a basis of $1.7 million in that same quarter. We recorded a net gain of $618,000 on the properties sold during the quarter. Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned (“OREO”) under Critical Accounting Policies and Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on our OREO policies.)

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $6.9 million, or 0.04% of total non-acquired loans outstanding at December 31, 2021, compared to $5.9 million, or 0.05% of total non-acquired loans outstanding at December 31, 2020. Potential problem loans related to acquired loans totaled $19.3 million, or 0.24%, of total acquired loans at December 31, 2021, compared to $13.4 million, or 0.11% of total acquired loans outstanding, at December 31, 2020. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused Management to have concern about the borrower’s ability to comply with present repayment terms.

Allowance for Credit Losses (“ACL”)

As stated previously, the ACL reflects Management’s estimate of expected credit losses that will result from the inability of our borrowers to make required loan payments. At adoption of ASU 2016-13, the Company established the incremental increase in the ACL through equity and subsequent adjustments through a provision for or recovery of credit losses recorded to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

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

The COVID-19 pandemic has created increased volatility and uncertainties within the economy and economic forecasts. Accordingly, Management has used a blended forecast scenario of the baseline and more severe scenario ranging between two-thirds baseline and one-third more severe scenario to an equal weight between the baseline and more severe scenario since December 31, 2020, depending on the circumstances and economic outlook. As of December 31, 2021, Management selected a baseline weighting of 55%, down from 60% in the third quarter of 2021, and increased the more severe scenario to 45%, as several issues have materialized that warrant a more cautious approach. These issues include, but are not limited to, level of optimism in the baseline forecast outlook as compared to consensus forecasts; political impediments to moving the Build Back America legislation forward; persistent headwinds related to the Omicron variant of COVID-19; and growing evidence that inflationary pressures in the labor market and supply chains are more than transitory. The resulting release was approximately $9.2 million during the fourth quarter of 2021. If the economic forecast weighting had not been adjusted from the third quarter of 2021, this would have resulted in a higher release of approximately $13.4 million, which Management deemed inappropriate given the underlying economic conditions and likelihood of additional stimulus as compared with assumptions in the baseline scenario.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2021 and 2020, the accrued interest receivable for loans recorded in Other Assets were $70.6 million and $93.9 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2021 and 2020, the liabilities recorded for expected credit losses on unfunded commitments were $30.5 million and $43.4 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during 2021.

With the adoption of ASU 2016-13 on January 1, 2020, the Company changed its method for calculating the allowance for loans from an incurred loss method to a life of loan method. See Note 1—Significant Accounting Policies. As of December 31, 2021, the balance of the ACL was $301.8 million or 1.26% of total loans. The ACL decreased $12.3 million from the balance of $314.1 million recorded at September 30, 2021. This decrease during the fourth quarter of 2021 included an $11.4 million release or decline in the provision for credit losses in addition to $1.0 million in net charge-offs. For the year ended December 31, 2021, the ACL decreased $155.5 million from the balance of $457.3 million. The decrease in ACL of $155.5 million was due to a release of the allowance for credit losses of $152.4 million along with net charge-offs of $3.1 million in 2021. For both the three and twelve months ended December 30, 2021, the Company had releases of allowance for credit losses resulting from improvements in the economic forecasts that drive our ACL model. The improvement in the economy and the increased availability and higher percentage of people receiving the COVID-19 vaccine and boosters contributed to the change in the economic forecasts. As of December 31, 2020, the balance of the ACL was $457.3 million or 1.85% of total loans. For the year ended December 31, 2020, the ACL increased $400.1 million from the balance of $56.9 million. This increase included a $199.4 million provision for credit losses during the period (which includes $109.4 million of provision recorded for non-PCD loans acquired through the merger with CSFL), a $149.4 million allowance for credit losses recorded on acquisition date on PCD loans acquired from CSFL and an increase of $54.5 million through the impact of the initial adoption of CECL. These increases in 2020 were partially offset by $2.8 million in net charge-offs.

At December 31, 2021, the Company had a reserve on unfunded commitments of $30.5 million which was recorded as a liability on the Consolidated Balance Sheet, compared to $43.4 million at December 31, 2020. During the year ended December 31, 2021, the Company recorded a release of the reserve for unfunded commitments, or recovery for credit losses, on unfunded commitments of $12.9 million. With the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company began to release some of this reserve for unfunded commitments based on improvements in economic forecasts. This amount was recorded in (Recovery) Provision for Credit Losses on the Consolidated Statements of Income. With the adoption of ASU 2016-13 on January 1, 2020, the Company increased its reserve on unfunded commitments by $6.5 million. During the year ended December 31, 2020, the provision for credit losses on unfunded commitments was $36.6 million. Included in the provision for credit losses for the year ended December 31, 2020, $9.6 million was related to the merger with CSFL, which was completed during the second quarter of 2020. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first nine months of 2021 or 2020.

For the year ended December 31, 2021, the allowance for credit losses was $301.8 million, or 1.26%, of period-end loans. The ACL provides 3.76 times coverage of nonperforming loans at December 31, 2021, compared to 4.28 times at December 31, 2020. Net charge offs to total average loans during the year ended December 31, 2021 were 0.01%, the same percentage as for the year ended December 31, 2020. We continued to show solid and stable asset quality numbers and ratios as of December 31, 2021. The following table provides the allocation, by segment, for expected credit losses. Because PPP loans are government guaranteed and Management implemented additional reviews and procedures to help mitigate potential losses, Management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

Table 16—Allocation of the Allowance by Segment

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	%*	Amount	%*
Residential Mortgage Senior	$47,036	17.4%	$63,561	18.8%
Residential Mortgage Junior	611	0.1%	1,238	0.1%
Revolving Mortgage	13,325	5.2%	16,698	6.0%
Residential Construction	4,997	2.7%	4,914	2.5%
Other Construction and Development	37,593	5.8%	67,197	5.8%
Consumer	23,149	3.8%	26,562	3.9%
Multifamily	4,921	1.9%	7,887	1.7%
Municipal	565	2.7%	1,510	2.6%
Owner Occupied Commercial Real Estate	61,794	20.9%	97,104	21.2%
Non Owner Occupied Commercial Real Estate	79,649	26.5%	124,421	25.6%
Commercial and Industrial	28,167	13.0%	46,217	11.8%
Total	$301,807	100.0%	$457,309	100.0%

*     Loan balance in each category expressed as a percentage of total loans excluding PPP loans.

The following table presents a summary of net charge off ratios by loan segment, for the year ended December 31, 2021 and 2020:

Table 17—Disaggregated Net Recovery (Charge Off) Ratio by Segment

	Year Ended December 31, 2021			Year Ended December 31, 2020
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$1,343	$4,139,341	0.03%	$615	$3,767,015	0.02%
Residential Mortgage Junior	146	21,539	0.68%	431	25,844	1.67%
Revolving Mortgage	1,254	1,293,012	0.10%	198	1,141,938	0.02%
Residential Construction	31	580,194	0.01%	79	462,166	0.02%
Other Construction and Development	1,774	1,364,535	0.13%	1,060	1,078,586	0.10%
Consumer	(6,734)	885,770	(0.76)%	(4,236)	819,927	(0.52)%
Multifamily	3	385,430	—%	71	340,065	0.02%
Municipal	—	628,443	—%	—	404,844	—%
Owner Occupied Commercial Real Estate	(1,082)	4,869,458	0.02%	(116)	3,697,918	—%
Non Owner Occupied Commercial Real Estate	207	5,940,184	—%	(83)	4,318,341	—%
Commercial and Industrial	(41)	4,010,606	—%	(844)	3,315,213	(0.03)%
Total	$(3,099)	$24,118,512	(0.01)	$(2,825)	$19,371,857	(0.01)

The following table presents a summary of the changes in the ACL, for the year ended December 31, 2021 and 2020:

Table 18—Summary of Changes in ACL

	Year Ended December 31,
	2021			2020
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$315,470	$141,839	$457,309	$56,927	$—	$56,927
Adjustment for implementation of CECL	—	—	—	51,030	3,408	54,438
Allowance Adjustment - FMV for CenterState merger	—	—	—	—	149,404	149,404
Loans charged-off	(14,391)	(2,508)	(16,899)	(9,714)	(4,888)	(14,602)
Recoveries of loans previously charged off	7,778	6,022	13,800	6,333	5,444	11,777
Net (charge-offs) recoveries*	(6,613)	3,514	(3,099)	(3,381)	556	(2,825)
(Recovery) provision for credit losses	(83,630)	(68,773)	(152,403)	210,894	(11,529)	199,365
Balance at end of period	$225,227	$76,580	$301,807	$315,470	$141,839	$457,309

Total loans, net of unearned income:
At period end	$23,928,166			$24,664,134
Average**	24,118,512			19,371,856
Net charge-offs as a percentage of average loans (annualized)	0.01%			0.01%
Allowance for credit losses as a percentage of period end loans	1.26%			1.85%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	375.94%			428.04%

*     Net charge-offs at December 31, 2021 and 2020 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $4.6 million and $2.8 million, respectively, that are included in the consumer classification above.

**   Average loans, net of unearned income does not include loans held for sale.

The following table presents changes in the allowance for loan losses on non-acquired loans for the year ended December 31, 2019, prior to the adoption of ASU 2016-13:

Table 19—Summary of Non-Acquired Loan Loss Experience

Year Ended December 31,
(Dollars in thousands)	2019
Allowance for loan losses at January 1	$51,194
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(81)
Consumer	(253)
Commercial owner occupied real estate	(87)
Commercial and industrial	(622)
Other income producing property	(31)
Consumer	(5,843)
Total charge‑offs	(6,917)
Recoveries:
Real estate:
Commercial non‑owner occupied	1,092
Consumer	478
Commercial owner occupied real estate	174
Commercial and industrial	351
Other income producing property	94
Consumer	1,178
Total recoveries	3,367
Net charge‑offs *	(3,550)
Provision for loan losses	9,283
Allowance for loan losses at December 31	$56,927
Average loans, net of unearned income **	$8,594,639
Ratio of net charge‑offs to average loans, net of unearned income	0.04%
Allowance for loan losses as a percentage of total non‑acquired loans	0.62%

*     Net charge-offs at December 31, 2019 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $3.7 million that are included in the consumer classification above.

**   Non-acquired average loans, net of unearned income, does not include loans held for sale.

The following table presents changes in the allowance for loan losses on acquired non-credit impaired loans for the year ended December 31, 2019, prior to the adoption of ASU 2016-13:

Table 20—Summary of Acquired Non-Credit Impaired Loan Loss Experience

Year Ended December 31,
(Dollars in thousands)	2019
Allowance for loan losses at January 1	$—
Charge‑offs:
Real estate:
Commercial non‑owner occupied	(44)
Consumer	(269)
Commercial owner occupied real estate	(786)
Commercial and industrial	(1,289)
Other income producing property	(26)
Consumer	(444)
Total charge‑offs	(2,858)
Recoveries:
Real estate:
Commercial non‑owner occupied	3
Consumer	232
Commercial owner occupied real estate	—
Commercial and industrial	190
Other income producing property	71
Consumer	51
Total recoveries	547
Net charge‑offs	(2,311)
Provision for loan losses	2,311
Allowance for loan losses at December 31	$—
Average loans, net of unearned income	$2,162,245
Ratio of net charge‑offs to average loans, net of unearned income	0.11%

The following table presents changes in the allowance for loan losses on acquired credit impaired loans for the year ended December 31, 2019, prior to the adoption of ASU 2016-13:

Table 21—Summary of Acquired Credit Impaired Loan Loss Experience

Year Ended December 31,
(Dollars in thousands)	2019
Balance, beginning of the period	$4,604
Provision for loan losses before benefit attributable to FDIC loss share agreements:
Commercial real estate	577
Commercial real estate—construction and development	(148)
Residential real estate	716
Consumer	(222)
Commercial and industrial	260
Total provision for loan losses before benefit attributable to FDIC loss share agreements	1,183
Total provision for loan losses charged to operations	1,183
Provision for loan losses recorded through the FDIC loss share receivable	—
Reductions due to loan removals:
Commercial real estate	(1)
Commercial real estate—construction and development	—
Residential real estate	(407)
Consumer	—
Commercial and industrial	(315)
Total reductions due to loan removals	(723)
Balance, end of the period	$5,064

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

Deposits

We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest-bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide us with “interest-free” sources of funds. Interest-bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include HSA, IOLTA, and Market Rate checking accounts.

During 2021, all categories of deposits increased from 2020 except for time deposits. Total deposits increased $4.4 billion, or 14.2%, to $35.1 billion during 2021. The year-over-year growth was primarily due to the federal government pushing funds into the market through stimulus programs, in addition to consumers remaining conservative in their spending habits in reaction to the COVID-19 pandemic. Our deposit growth since December 31, 2020 included an increase in interest-bearing demand deposits of $2.9 billion, noninterest-bearing transaction account deposits of $1.8 billion, and saving deposits of $656.5 million. These increases were offset by a decline in time deposits of $938.5 million. During 2021, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits), which are normally lower cost funds compared to certificate of deposit balances.

The following table presents total deposits for the two years at December 31:

Table 22—Total Deposits

	December 31,
(Dollars in thousands)	2021	2020
Noninterest-bearing deposits	$11,498,840	$9,711,338
Savings deposits	3,350,547	2,694,011
Interest‑bearing demand deposits	17,395,367	14,539,928
Total savings and interest‑bearing demand deposits	20,745,914	17,233,939
Certificates of deposit	2,803,987	3,743,271
Other time deposits	6,088	5,334
Total time deposits	2,810,075	3,748,605
Total deposits	$35,054,829	$30,693,882

Overall deposits grew through organic growth during 2021 from December 31, 2020. The following are key highlights regarding overall growth in total deposits:

●	Total deposits increased $4.4 billion, or 14.2%, for the year ended December 31, 2021, compared to 2020, driven by organic growth with all the excess liquidity currently in the market place due to the government stimulus and conservative consumer spending habits related to the COVID-19 pandemic.
o	Noninterest-bearing deposits (demand deposits) increased by $1.8 billion, or 18.4%, for the year ended December 31, 2021, when compared with December 31, 2020.
o	Money market (Market Rate Checking) and other interest-bearing demand deposits increased $3.5 billion, or 20.4%, for the year ended December 31, 2021.
o	Savings deposits increased $656.5 million, or 24.4%, when compared with December 31, 2020.
o	At December 31, 2021, the ratio of savings, interest-bearing demand deposits, and time deposits to total deposits was 67.2%, a decrease of 1.2%, compared with the ratio of 68.4% at the end of 2020.

The following are key highlights regarding overall growth in average total deposits:

●	Total deposits averaged $33.0 billion in 2021, an increase of $10.4 billion, or 45.8%, from 2020.
o	Average interest-bearing deposits increased by $6.5 billion, or 41.9%, to $22.0 billion in 2021 compared to 2020, due to organic growth and having a full year's impact in 2021 from the deposits assumed through the CSFL merger in 2020.
o	Average noninterest-bearing demand deposits increased by $3.9 billion, or 54.2%, to $11.0 billion in 2021 compared to 2020, due to organic growth and having a full year's impact in 2021 from the deposits assumed through the CSFL merger in 2020.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 23—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2021	2020	% Change
Within three months	$179,524	$205,065	(12.5)%
After three through six months	127,205	163,174	(22.0)%
After six through twelve months	150,641	285,611	(47.3)%
After twelve months	145,795	160,357	(9.1)%
	$603,165	$814,207	(25.9)%

At December 31, 2021 and 2020, the Company estimates that is has approximately $12.4 billion and $10.0 billion, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used for the bank’s regulatory reporting requirements by the FDIC for the Call Report.

The following table provides a maturity distribution of uninsured time deposits for the next twelve months as of December 31:

Table 24—Maturity Distribution of Uninsured Deposits

	December 31,
(Dollars in thousands)	2021	2020	% Change
Within three months	$86,479	$92,482	(6.5)%
After three through six months	67,204	85,424	(21.3)%
After six through twelve months	74,892	139,361	(46.3)%
After twelve months	79,795	86,857	(8.1)%
	$308,370	$404,124	(23.7)%

Short-Term Borrowed Funds

Our short-term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements, FRB borrowings on a secured line of credit, short-term FHLB Advances and the U.S. Bank line of credit. Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase in our audited financial statements provides a profile of these funds at each year-end, the average amounts outstanding during each period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date. Note 11—Other Borrowings in our audited financial statements provide provides a profile of short-term FHLB advances, FRB borrowings and the U.S. Bank line of credit at each year-end, the average amount outstanding during each period and the weighted average interest rates on year-end and average balance. Short-term FHLB advances have a maturity of less than one year and the FRB borrowings and U.S. Bank line of credit had a daily maturity.

Long-Term Borrowed Funds

Our long-term borrowed funds consist of trust preferred junior subordinated debt and corporate subordinated debt. Note 11—Other Borrowings in our audited financial statements provides a profile of these funds at each year-end, the balance at year end, the interest rate at year end and the weighted average interest rate for long-term borrowings. Each issuance of trust preferred junior subordinated debt has a maturity of 30 years, but we can call the debt at any point without penalty.

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2021, shareholders’ equity was $4.8 billion, an increase of $155.1 million, or 3.3%, compared to the balance at December 31, 2020. The change from year-end 2020 was mainly attributable to net income of $475.5 million, less dividends paid on common shares of $135.2 million, common stock repurchased under our stock repurchase plan of $146.4 million and a decline in the AOCI attributable to a decrease in the market value of securities available for sale of $68.9 million.

The following shows the changes in shareholders’ equity during 2021:

Table 25—Changes in Shareholders’ Equity

Total shareholders' equity at December 31, 2020	$4,647,880
Net income	475,543
Dividends paid on common shares ($1.92 per share)	(135,201)
Dividends paid on restricted stock units	(136)
Net decrease in market value of securities available for sale, net of deferred taxes	(68,943)
Net increase in market value of post retirement plan, net of deferred taxes	208
Stock options exercised	2,905
Employee stock purchases	2,384
Equity based compensation	25,721
Common stock repurchased pursuant to stock repurchase plan	(146,368)
Common stock repurchased - equity plans	(1,053)
Total shareholders' equity at December 31, 2021	$4,802,940

Our equity-to-assets ratio decreased to 11.4% at December 31, 2021 from 12.3% at December 31, 2020. The decrease from December 31, 2020 was due to the percentage increase in equity of 3.3% being less than the percentage increase in total assets of 11.0%. The increase in assets was mainly due to the increase in cash and cash equivalents and investment securities as deposits grew 14.2% providing the bank with excess liquidity during 2021. The lower percentage growth in capital was mainly due to the Company repurchasing $146.4 million in common stock through its stock repurchase plan and paying dividends on common shares of $135.2 million in 2021.

On January 25, 2019, our Board of Directors approved a program (“2019 Repurchase Program”) to repurchase up to 1,000,000 of our common stock. In June 2019, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock under the Company’s 2019 Repurchase Program after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. In 2019, the Company repurchased a total of 2,165,000 shares for $156.9 million, or $72.49 per share (excluding commission expense), of which 1,000,000 shares were from the 2019 Repurchase Program and the remaining 1,165,000 shares were from the revised 2019 Repurchase Program. The Company repurchased an additional 320,000 shares for $24.7 million, or $77.23 per share (excluding commission expense) in 2020 under the 2019 Repurchase Program for a total of 1,485,000 repurchased under the 2,000,000 authorized. On January 27, 2021, the Board of Directors of the Company approved the authorization of a new 3,500,000 million share Company stock repurchase plan, which replaced in its entirety the 2019 Repurchase Program. As of December 31, 2021, we repurchased 1,817,941 shares, at an average price of $80.51 per share, excluding cost of commissions, for a total of $146.4 million, under the 2021 Stock Repurchase Plan and may repurchase up to an additional 1,682,059 shares of common stock under the program. The number of shares to be purchased and the timing of the purchases during 2021, 2020 and 2019 were based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

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

Specifically, we are required to maintain the following minimum capital ratios:

•	a CET1, risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6%;
•	a total risk-based capital ratio of 8%; and
•	a leverage ratio of 4%.

Under the current capital rules, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the capital rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. With the merger with CSFL during the second quarter of 2020, the Company’s trust preferred securities no longer qualifies for Tier 1 capital and is now only included in Tier 2 capital for regulatory capital calculations. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When the current capital rules were first implemented, the Bank exercised its one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, allowing us to retain our pre-existing treatment for AOCI.

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

The federal banking agencies revised their regulatory capital rules to (i) address the implementation of CECL; (ii) provide an optional three-year phase-in period for the adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. CECL became effective for us on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects on regulatory capital from ASU 2016-13 at adoption, the Company initially elected the option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in.

In 2020, in response to the COVID-19 pandemic, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021, and that amount will be subject to the three-year phase-out. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the change in the ACL relative to the ACL on adoption date for the first two years of application.

Table 26—Capital Adequacy Ratios

The following table presents our consolidated capital ratios under the applicable capital rules:

	December 31,
(In percent)	2021	2020	2019
Common equity Tier 1 risk-based capital	11.75%	11.77%	11.30%
Tier 1 risk‑based capital	11.75%	11.77%	12.25%
Total risk‑based capital	13.56%	14.24%	12.78%
Tier 1 leverage	8.05%	8.27%	9.73%

The Tier 1 leverage ratio and the total risk-based capital ratio both decreased compared to the ratios at December 31, 2020. The Common equity Tier 1 risk-based capital ratio and the Tier 1 risk-based capital ratio both stayed relatively flat in 2021 as they only declined 2 basis points. The Tier 1 leverage ratio decreased from 2020 as tier 1 capital (excluding the change in AOCI) increased by $191.5 million or 6.4%, while total average eligible assets increased $3.4 billion, or 9.3%. The Tier 1 leverage ratio declined as the percentage increase in Tier 1 risk-based capital was less than the percentage increase in the average assets for regulatory capital purposes. The increase in average assets was mainly due to an increase in cash and cash equivalents and investments from December 31, 2020 with deposits growing as the federal government has pushed funds into the market through stimulus programs, in addition to consumers remaining conservative in their spending habits. The lower percentage increase in Tier 1 risk-based capital was mainly due to the Company repurchasing 1,817,941 common shares for $146.4 million through its stock repurchase plan in 2021. The total risk-based capital ratio decreased in 2021 as total risk-weighted assets increased $1.7 billion or 6.5% while total risk-based capital (excluding the change in accumulated other comprehensive income, or AOCI) grew by $50.6 million or 1.4%. The decrease in the total risk-based capital ratio at the Company was due to the percentage increase in total risk-based capital being less than the percentage increase in total risk-based assets. The reason for the lower percentage increase in the total risk-based capital at the Company was due the redemption of $25.0 million in subordinated debt and $38.5 million in trust preferred securities during the second quarter of 2021 that was included in total risked-based capital along with the amount of allowance for credit losses eligible for capital purposes declining $77.3 million with the releases of provision in 2021. The lower percentage increase in Tier 1 risk-based capital was also due to the Company repurchasing 1,817,941 common shares for $146.4 million through its stock repurchase plan in 2021. The Common equity Tier 1 risk-based capital ratio and the Tier 1 risk-based capital ratio both stayed relatively flat in 2021 as they only declined 2 basis points as the percentage change in Tier 1 risk-based capital and the percentage change in total risk-based asset were approximately the same in 2021 compared to 2020. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The federal banking agencies have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current earnings.

During 2021, the Bank paid dividends to SouthState totaling $200.0 million. The Bank was not required to get approval of the OCC to pay these dividends. We used these funds and excess cash to pay our dividend to shareholders of $135.3 million, repurchase shares of our common stock on the open market totaling $146.4 million and redeem $63.5 million in trust preferred securities and subordinated debentures. During first quarter of 2020, the Bank paid special dividends to the Company totaling $24.7 million for which SCBFI approval was not required. These funds were used to repurchase Company stock on the open market totaling $24.7 million during the first quarter of 2020. The Bank also paid a special dividend of $33.0 million during the first quarter of 2020 to provide the Company with more general operating liquidity during the COVID-19 pandemic. During 2019, the Bank paid special dividends to the Company totaling $157.0 million for which SCBFI approval was required. The Bank received approval from the SCBFI in June 2019 to pay an additional $60.0 million above current year net income in dividends to the Company. These funds were used to repurchase Company stock on the open market totaling $156.9 million during 2019.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 27—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Dividend payments to common shareholders	$135,201	$98,256	$57,696
Dividend payout ratios	28.43%	81.45%	30.94%

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

Asset liquidity is maintained by the maturity structure of loans, investment securities and other short term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. As reported in Table 7, less than one percent of the investment portfolio contractually matures in one year or less. This segment of the portfolio consists mostly of municipal obligations along with some paydowns of mortgage-backed securities. There is also an additional amount of securities that could be called or prepaid, as well as expected monthly paydowns of mortgage backed securities. Normally, changes in the earning asset mix are of a longer term nature and are not utilized for day to day corporate liquidity needs.

Our liabilities provide liquidity on a day to day basis. Daily liquidity needs are met from deposit levels or from our use of federal funds purchased, securities sold under agreements to repurchase, interest-bearing deposits at other banks and other short term borrowings. We engage in routine activities to retain deposits intended to enhance our liquidity position. These routine activities include various measures, such as the following:

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

Our non-acquired loan portfolio increased by approximately $3.8 billion, or approximately 30.6%, compared to the balance at December 31, 2020. The non-acquired loan balance includes $228.9 million PPP loans outstanding at December 31, 2021. Excluding PPP loans, the non-acquired loan portfolio increased by $4.5 billion, or 39.6% from December 31, 2020. The increase in the non-acquired loan portfolio was due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio decreased by $4.5 billion, or 36.3%, from the balance at December 31, 2020. This decrease was through principal paydowns, charge-offs, foreclosures and renewals of acquired loans that moved into our non-acquired loan portfolio.

Our investment securities portfolio increased $2.7 billion, or 61.3% compared to the balance at December 31, 2020. The increase in investment securities from December 31, 2020 was a result of the Company strategically investing its excess funds from continued deposit growth. During 2021, we purchased $3.9 billion of securities, $975.3 million classified as held to maturity and $2.9 billion classified as available for sale. These increases were partially offset by maturities, calls, sales and paydowns of investment securities totaling $1.1 billion. Net amortization of premiums were $38.0 million in 2021. Total cash and cash equivalents were $6.8 billion at December 31, 2021, compared to $4.6 billion at December 31, 2020. The growth in cash and cash equivalents and investment securities was driven by the $4.4 billion increase in deposits during 2021.

At December 31, 2021 and December 31, 2020, we had $325.0 million and $600.0 million of traditional, out–of-market brokered deposits. At December 31, 2021 and December 31, 2020, we had $900.1 million and $611.1 million, respectively, of reciprocal brokered deposits. Total deposits were $35.1 billion at December 31, 2021, an increase of $4.4 billion from $30.7 billion at December 31, 2020. Our deposit growth since December 31, 2020 included an increase in interest-bearing transaction accounts of $2.1 billion, an increase in demand deposit accounts of $1.8 billion, and an increase in savings and money market accounts of $1.4 billion partially offset by a decline in certificates of deposit of $938.5 million. Total short-term borrowings at December 31, 2021 were $781.2 million consisting of $381.2 million in federal funds purchased and $400.0 million in securities sold under agreements to repurchase. Corporate and subordinated debentures decreased approximately $63.1 million in 2021 as the Company redeemed $38.5 million in trust preferred securities and $25.0 million in subordinated debentures, in addition to the repayment of $11.0 million of subordinated notes that matured during the second quarter of 2021. With the redemption of the trust preferred securities, the remaining fair value mark on these borrowings of $11.7 was written off as an extinguishment of debt cost. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third-party. Although our past experience indicates that many of these standby letters of credit will expire unused, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

Our ongoing philosophy is to remain in a liquid position as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. At December 31, 2021, we had total federal funds credit lines of $300.0 million with no outstanding advances. If we needed additional liquidity, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the use of the brokered deposit markets. At December 31, 2021, we had $981.1 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of 2021. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2021, we had a total FHLB credit facility of $2.8 billion with $12.1 million in outstanding FHLB letters of credit to secure certain public funds deposits, leaving $2.8 billion in availability on the FHLB credit facility. We have a $100.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances. We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan describes several potential stages based on stressed liquidity levels. Liquidity key risk indicators are reported to the Board of Directors on a quarterly basis. During 2021, we conducted contingency funding plan stress tests on a quarterly basis. We maintain various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, we would utilize these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged. This could increase our cost of funds, impacting our net interest margin and net interest spread.

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

Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Derivatives are also used to hedge mortgage servicing rights. For additional information see Note 28—Derivative Financial Instruments in the consolidated financial statements.

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of December 31, 2021, the Company did not have such agreements. For additional information on these derivatives refer to Note 28—Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. The range of interest rate shocks will include upward and downward movements of rates through 400 basis points in 100 basis point increments. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The Model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and instantaneous rate shocks for changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances.

As of December 31, 2021, the earnings simulations indicated that the impact of an instantaneous 100 basis point increase / decrease in rates would result in an estimated 9.41% increase (up 100) and 7.58% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At December 31, 2021, the percentage change in EVE due to a 100 basis point increase or decrease in interest rates was 3.61% and (4.12)%, respectively. The percentage change in EVE due to a 200 basis point increase in interest rates was 6.37%.

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

The analysis provided below assumes the base case the Moody’s Baseline forecast as described above. Parallel and sustained interest rate shocks are applied over a one-year time horizon on an instantaneous and ramped basis. Instantaneous shocks assume immediate, sustained interest rate shocks, whereas ramped shocks distribute the assumed change in rates attributable to the shock evenly across the one-year time horizon. This analysis is applied to a static balance sheet that assumes maturing or repricing assets and liabilities are replaced at current market prices and volumes consistent with maintaining a stable balance sheet, with the exception of PPP loans that are not assumed to be replaced. The downward rate shock is subject to product floors and a zero-interest rate.

Table 28—Rate Shock Analysis – Net Interest Income and Economic Value of Equity

Percentage Change in Net Interest Income over One Year
	December 31, 2021
Interest Rate Shock Increment	Instantaneous Shock	Ramped Shock
Up 100 basis points	9.41%	5.68%
Up 200 basis points	18.71%	11.15%
Down 100 basis points	(7.58)%	(5.85)%

Percentage Change in Economic Value of Equity
Shock	December 31, 2021
Up 100 basis points	3.61%
Up 200 basis points	6.37%
Down 100 basis points	(4.12)%

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

The Alternative Reference Rates Committee has proposed Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within Part I - Item 1A. Risk Factors of the this Form 10-K for the year ended 2021, we hold instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impact of the transition to an alternative reference rate.

We have established a cross-functional LIBOR transition working group that has 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; and 3) developed a formal governance structure for the transition. The Company is in the process of developing and implementing various proactive steps to facilitate the transition on behalf of customers, which include:

●	The adoption and ongoing implementation of fallback provisions that provide for the determination of replacement rates for LIBOR-linked financial products.
●	The adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the U.S. regulators, the Alternative Reference Rates Committee, and GSEs.
●	The selection of SOFR indices as the replacement indices, and successful completion of systems testing using the SOFR replacement indices.

The Company discontinued quoting LIBOR on September 30, 2021 and discontinued originating new products linked to LIBOR on December 31, 2021.

The Company continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. The Company is in the process of developing and implementing processes to educate client-facing associates and coordinate communications with customers regarding the transition.

As of December 31, 2021, the Company had the following exposures to LIBOR:

●	Approximately $6.9 billion of total outstanding loans reference LIBOR. Of this amount, $6.3 billion have maturities occurring after the LIBOR discontinuation date of June 30, 2023.
●	Approximately $20.8 billion in interest rate swaps that are indexed to LIBOR with a gross positive fair value of $408.8 million and a gross negative fair value of $410.1 million. However, the interest rate swaps associated with this program do not meet the strict hedge accounting requirements. Therefore, the transition to LIBOR will have no hedge accounting impact as changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Moreover, the exposure of both sides of these swaps are presented in these figures. These exposures are intended to offset each other.
●	Trust preferred securities that reference LIBOR and had a total principal balance of $118.6 million. These securities have maturities ranging from October 7, 2033 through March 14, 2037.
●	Subordinated debt that references LIBOR that had a principal balance of $13 million. This debt matures June 30, 2027 and has an initial call date of June 30, 2022.

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

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2021 and 2020, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have material foreign loans or deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $860.6 million at December 31, 2021. Based on this criteria, we had seven such credit concentrations at December 31, 2021, including loans on hotels and motels of $892.6 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $4.7 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.8 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.7 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.3 billion, loans secured by

1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $4.1 billion and loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $1.6 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At December 31, 2021, the Bank’s CDL concentration ratio was 55.2% and its CRE concentration ratio was 238.5%. At December 31, 2020, the Bank’s CDL concentration ratio was 54.1% and its CRE concentration ratio was 229.5%. As of December 31, 2021 and 2020, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2021. Long-term debt obligations totaling $327.1 million include trust preferred junior subordinated debt and corporate subordinated debt. Operating and finance lease obligations of $140.1 million and $3.2 million, respectively, pertain to banking facilities. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21 of the audited consolidated financial statements.

Table 29—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$327,066	$—	$—	$—	$327,066
Short-term debt obligations*	—	—	—	—	—
Finance lease obligations	3,212	483	1,001	1,022	706
Operating lease obligations	140,112	15,215	27,850	23,400	73,647
Total	$470,390	$15,698	$28,851	$24,422	$401,419

*     Represents principal maturities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See “Asset-Liability Management and Market Risk Sensitivity” on page 91 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of December 31, 2021, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of December 31, 2021, were effective to provide reasonable assurance regarding our control objectives.

Management’s Annual Report on Internal Control over Financial Reporting is included on page F-1 of this Report. The report of SouthState’s independent registered public accounting firm regarding SouthState’s internal control over financial reporting begins on page F-2 of this Report.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This Report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Shareholders under the caption “Election of Directors,” under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Delinquent Section 16(a) Reports.” We incorporate such required information herein by reference.

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Deferred Compensation Plan,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” We incorporate such required information herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2021, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	185,125	$63.03	3,152,247
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 3,152,247 number of securities available for future issuance in Column C of the table above are 1,767,422 shares remaining for future grant from the 2,072,245 of authorized shares under our 2020 Omnibus Incentive Plan and 1,384,825 shares remaining for future grant from the 1,763,825 of authorized shares under our 2002 Employee Stock Purchase Plan. Shares issued in respect of restricted stock and restricted stock units granted under the 2020 Omnibus Incentive Plan count as one share for every share/unit granted under the plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

Other information required to be disclosed by this item will be disclosed under the captions “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” in our definitive proxy statement to be filed no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Shareholders. We incorporate such required other information herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in our definitive proxy statement to be filed no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. The financial statements and independent auditors’ report referenced in “Item 8—Financial Statements and Supplementary Data” are listed below:

SouthState Corporation and Subsidiary

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

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 22, 2021, by and between Atlantic Capital Bancshares, Inc. and South State Corporation †	8-K	001-12669	2.1	7/26/2021

3.1	Amended and Restated Articles of Incorporation of the Company filed October 24, 2014	8-K	001-12669	3.1	10/28/2014

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

3.2	Articles of Amendment, dated October 25, 2017, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	10/26/2017

3.3	Articles of Amendment effective June 7, 2020, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	6/8/2020

3.4	Articles of Amendment dated November 19, 2020, to the Amended and Restated Articles of Incorporation of the Company	S-8	001-12669	4.5	11/30/2020

3.5	Articles of Amendment dated September 1, 2021, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	9/3/2021

3.6	Amended and Restated Bylaws of SouthState Corporation dated February 24, 2022	8-K	001-12669	3.1	2/24/2022

4.1	Specimen SouthState Corporation Common Stock Certificate	10-K	001-12669	4.1	2/27/2015

4.2	Articles of Incorporation (see Exhibits 3.1 through 3.5)		001-12669

4.3	Bylaws (see Exhibit 3.6)		001-12669

4.4	Description of Securities	10-K	001-12669	4.4	2/26/2021

4.5	Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.1	6/8/2020

4.6	First Supplemental Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.2	6/8/2020

4.7	Second Supplemental Indenture, dated as of June 7, 2020, by and between SouthState Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.3	6/8/2020

10.1	SCBT Financial Corporation Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/12/2004

10.2	Form of Split-Dollar Agreement of CenterState Bank Corporation *	8-K	001-32017	10.1	1/11/2006

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.3	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 *	8-K	001-12669	10.4	1/6/2009

10.4	Employment Agreement between CenterState Bank Corporation and John C. Corbett *	8-K	001-32017	10.4	7/14/2010

10.5	Amended and Restated SCBT, N.A. Deferred Income Plan executed November 30, 2010, to be effective December 1, 2010 *	8-K	001-12669	10.1	12/6/2010

10.6	Employment Agreement between CenterState Bank Corporation and Stephen D. Young *	10-K	001-32017	10.10	3/16/2011

10.7	Form of Stock Option Agreement under the SouthState Corporation Omnibus Stock and Performance Plan *	8-K	001-12669	10.2	1/22/2013

10.8	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.1A	12/22/2015

10.9	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.2A	12/22/2015

10.10	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.1B	12/22/2015

10.11	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.2B	12/22/2015

10.12	SouthState Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) *	DEF 14A	001-12669	Appendix A	3/6/2017

10.13	Annual Incentive Plan dated March 23, 2018 *	8-K	001-12669	10.1	3/27/2018

10.14	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	9/17/2018

10.15	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.2A	9/17/2018

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.16	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1B	9/17/2018

10.17	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.2B	9/17/2018

10.18	Employment Agreement between CenterState Bank Corporation and Richard Murray IV *	8-K	000-32017	10.1	11/26/2018

10.19	Employment Agreement between CenterState Bank Corporation and William E. Matthews V *	8-K	000-32017	10.2	11/26/2018

10.20	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	12/18/2018

10.21	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1B	12/18/2018

10.22	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2A	12/18/2018

10.23	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2B	12/18/2018

10.24	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1C	12/18/2018

10.25	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1D	12/18/2018

10.26	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, dated December 13, 2018 *	8-K	001-36878	10.2C	12/18/2018

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

10.27	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews V, dated December 13, 2018 *	8-K	001-36878	10.2D	12/18/2018

10.28	Form of Restricted Stock Unit Agreement under the SouthState Corporation 2019 Omnibus Incentive Plan *	10-K	001-12669	10.17	2/22/2019

10.29	2019 Omnibus Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/6/2019

10.30	Form of Performance-based Restricted Stock Unit Agreement under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.1	5/1/2019

10.31	Form of Time-based Restricted Stock Unit Agreement, with nonsolicitation provisions, under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.2	5/1/2019

10.32	Form of Time-based Restricted Stock Unit Agreement, without nonsolicitation provisions, under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.3	5/1/2019

10.33	Retention Agreement dated January 25, 2020, between CenterState Bank Corporation and John C. Corbett *	10-K	000-32017	10.35	2/27/2020

10.34	Retention Agreement dated January 25, 2020, between CenterState Bank Corporation and Steven D. Young *	10-K	000-32017	10.36	2/27/2020

10.35	Third Amended and Restated Employment and Noncompetition Agreement between SouthState Bank and Robert R. Hill, Jr., dated as of January 25, 2020 *	10-K	001-12669	10.29	2/21/2020

10.36	Third Amended and Restated Employment and Noncompetition Agreement between SouthState Bank and John C. Pollok, dated as of January 25, 2020 *	10-K	001-12669	10.30	2/21/2020

10.37	Employment Agreement between SouthState Bank and for Renee R. Brooks dated January 25, 2020 *	10-K	001-12669	10.31	2/21/2020

10.38	Employment Agreement for Greg A. Lapointe dated January 25, 2020 *	10-K/A	001-12669	10.32	3/6/2020

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.39	Employment Agreement between SouthState Bank and John S. Goettee dated January 25, 2020 *	10-K/A	001-12669	10.33	3/6/2020

10.40	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2007 Equity Incentive Plan *	S-8	001-12669	4.6	6/9/2020

10.41	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2013 Equity Incentive Plan, as amended September 17, 2015 *	S-8	001-12669	4.7	6/9/2020

10.42	CenterState Bank Corporation 2018 Equity Incentive Plan *	S-8	001-12669	4.11	6/9/2020

10.43	SouthState Deferred Income Plan (Amended and Restated) *	S-8	001-12669	4.4	8/3/2020

10.44	SouthState Corporation 2020 Omnibus Incentive Plan *	DEF 14A	001-12669	Annex C	8/12/2020

10.45	SouthState Corporation Non-Employee Directors Deferred Income Plan *	S-8	001-12669	4.6	9/30/2020

10.46	Form of Stock Option Agreement *	10-K	001-12669	10.47	2/26/2021

10.47	Form of Restricted Stock Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.1	5/7/2021

10.48	Form of Performance-based Restricted Share Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.2	5/7/2021

10.49	SouthState Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) *					X

10.50	Amendment and Restatement, dated as of November 15, 2021, to Credit Agreement, dated as of October 28, 2013, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/16/2021

21	Subsidiaries of the Registrant					X

23	Consent of Dixon Hughes Goodman LLP					X

24.1	Power of Attorney (contained herein as part of Annual Report on Form 10-K)					X

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer					X

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer					X

32	Section 1350 Certifications					X

101

The following financial statements from the Annual Report on Form 10-K of SouthState Corporation, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

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

SouthState Corporation and certain of its consolidated subsidiaries are parties to long-term debt instruments with respect to trust preferred securities under which the total amount of securities authorized does not exceed 10% of the total assets of SouthState Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, SouthState Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 25th day of February 2022.

SouthState Corporation (Registrant)

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

Signature	Title	Date

/s/ John C. Corbett
John C. Corbett	Chief Executive Officer and Director	February 25, 2022

/s/ William E. Matthews, v	Senior Executive Vice President, Chief Financial
William E. Matthews, V	Officer	February 25, 2022

/s/ Sara G. Arana	Senior Vice President and Principal
Sara G. Arana	Accounting Officer	February 25, 2022

/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.	Executive Chairman of the Board of Directors	February 25, 2022

/s/ Ronald M. Cofield, Sr.
Ronald M. Cofield, Sr.	Director	February 25, 2022

/s/ Jean E. Davis
Jean E. Davis	Director	February 25, 2022

/s/ Martin B. Davis
Martin B. Davis	Director	February 25, 2022
/s/ Robert H. Demere, Jr.
Robert H. Demere, Jr.	Director	February 25, 2022

/s/ Cynthia A. Hartley
Cynthia A. Hartley	Director	February 25, 2022

/s/ John H. Holcomb, III
John H. Holcomb, III	Director	February 25, 2022

/s/ Robert R. Horger
Robert R. Horger	Director	February 25, 2022

Signature	Title	Date

/s/ Charles W. McPherson
Charles W. McPherson	Lead Independent Director	February 25, 2022

/s/ G. Ruffner Page, Jr.
G. Ruffner Page, Jr.	Director	February 25, 2022

/s/ Ernest S. Pinner
Ernest S. Pinner	Director	February 25, 2022

/s/ John C. Pollok
John C. Pollok	Director	February 25, 2022

/s/ William Knox Pou, Jr.
William Knox Pou, Jr.	Director	February 25, 2022

/s/ David G. Salyers
David G. Salyers	Director	February 25, 2022

/s/ Joshua A. Snively
Joshua A. Snively	Director	February 25, 2022

/s/ Kevin P. Walker
Kevin P. Walker	Director	February 25, 2022

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of SouthState Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Dixon Hughes Goodman LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ SouthState Corporation

Winter Haven, Florida

February 25, 2022

www.SouthStateBank.com

(863) 293-4710 | Winter Haven, Florida | 33880

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

SouthState Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SouthState Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, SouthState Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of SouthState Corporation as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and our report dated February 25, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

February 25, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

SouthState Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SouthState Corporation and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As of December 31, 2021, the Company’s loan portfolio was $23.9 billion and the associated allowance for credit losses (“ACL”) was $301.8 million.  As described in Notes 1 and 6 to the consolidated financial statements, the Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The ACL is measured on a collective pool basis when similar risk characteristics exist and the Discounted Cash Flow method is utilized for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. In determining the proper level of the ACL, Management determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data (such as COVID-19 epidemiological data and federal stimulus), as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of condition within the bank’s operating environment and geographic area. Included in the Company’s methodology to determine its ACL, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation. Each period the Company considers qualitative factors that are relevant within the qualitative framework.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for that determination included the high degree of judgement and subjectivity relating to management’s selection and application of the macroeconomic data in the forecast and the identification and measurement of the qualitative factors. This required a high degree of auditor effort, including specialized skills and knowledge, and significant auditor judgment in evaluating the estimated credit losses for the loan portfolios.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for establishing the ACL, including the selection and application of macroeconomic data used in the forecasts and the basis for development and related adjustments of the qualitative factor components of the ACL.
●	We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ACL, including controls over:
o	Management’s process for selection of macroeconomic data used in the forecasts and the basis for development of qualitative factors of the ACL.
o	Management’s review of reliability and accuracy of data used to calculate and estimate the various components of the ACL, including accuracy of the calculation and validation procedures over the Models.
o	Management’s process to review the reasonableness of the forecasts and the qualitative factors, including any adjustments.
●	We evaluated the reasonableness of management’s application of qualitative factors to the ACL, including the comparison of factors considered by management to third party or internal sources as well as evaluated the appropriateness and level of the qualitative factor adjustments.
●	We evaluated the reasonableness of management’s selection of macroeconomic forecast weighting to the ACL, including the evaluation of data and information utilized by management by independently obtaining data and information to assess the appropriateness of the application of the macroeconomic factor weighting.
●	We evaluated the mathematical accuracy of the ACL, including the mathematical application of the qualitative adjustments on the loan segments.
●	We assessed the overall trends in credit quality, including adjustments for the qualitative factors by comparing the overall ACL to those recorded by the Company’s peer institutions.

●	We involved DHG’s valuation specialists to assist in evaluating the appropriateness of model inputs and assumptions and testing the design of the model calculation through a re-performance of the discounted cash flow.

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company's auditor since 2007.

Atlanta, GA

February 25, 2022

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2021	2020

ASSETS
Cash and cash equivalents:
Cash and due from banks	$476,653	$363,306
Federal funds sold and interest-earning deposits with banks	6,018,915	3,582,410
Deposits in other financial institutions (restricted cash)	347,579	663,539
Total cash and cash equivalents	6,843,147	4,609,255
Trading securities, at fair value	77,689	10,674
Investment securities:
Securities held to maturity (fair value of $1,778,064 and $957,183)	1,819,901	955,542
Securities available for sale, at fair value	5,193,478	3,330,672
Other investments	160,568	160,443
Total investment securities	7,173,947	4,446,657
Loans held for sale	191,723	290,467
Loans:
Acquired - non-purchased credit deteriorated loans	5,890,069	9,458,869
Acquired - purchased credit deteriorated loans	1,987,322	2,915,809
Non-acquired loans	16,050,775	12,289,456
Less allowance for credit losses	(301,807)	(457,309)
Loans, net	23,626,359	24,206,825
Other real estate owned	2,736	11,914
Bank property held for sale	9,578	36,006
Premises and equipment, net	558,499	579,239
Bank owned life insurance ("BOLI")	783,049	559,368
Deferred tax assets	64,964	110,946
Derivatives assets	414,742	813,899
Mortgage servicing rights	65,620	43,820
Core deposit and other intangibles	128,067	162,592
Goodwill	1,581,085	1,563,942
Other assets	438,827	344,269
Total assets	$41,960,032	$37,789,873
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,498,840	$9,711,338
Interest-bearing	23,555,989	20,982,544
Total deposits	35,054,829	30,693,882
Federal funds purchased	381,195	384,735
Securities sold under agreements to repurchase	400,044	394,931
Corporate and subordinated debentures	327,066	390,179
Reserve for unfunded commitments	30,510	43,380
Derivative liabilities	410,137	804,832
Other liabilities	553,311	430,054
Total liabilities	37,157,092	33,141,993
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 69,332,297 and 70,973,477 shares issued and outstanding, respectively	173,331	177,434
Surplus	3,653,098	3,765,406
Retained earnings	997,657	657,451
Accumulated other comprehensive (loss) income	(21,146)	47,589
Total shareholders’ equity	4,802,940	4,647,880
Total liabilities and shareholders’ equity	$41,960,032	$37,789,873

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Loans, including fees	$990,519	$851,199	$534,790
Investment securities:
Taxable	76,850	47,420	39,949
Tax-exempt	10,715	7,212	6,186
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	6,763	4,198	9,902
Total interest income	1,084,847	910,029	590,827
Interest expense:
Deposits	33,182	55,442	65,920
Federal funds purchased and securities sold under agreements to repurchase	1,189	1,950	2,627
Corporate and subordinated debentures	17,214	12,968	5,641
Other borrowings	44	13,204	12,364
Total interest expense	51,629	83,564	86,552
Net interest income	1,033,218	826,465	504,275
(Recovery) provision for credit losses	(165,273)	235,989	12,777
Net interest income after (recovery) provision for credit losses	1,198,491	590,476	491,498
Noninterest income:
Fees on deposit accounts	105,641	84,319	75,435
Mortgage banking income	64,599	106,202	17,564
Trust and investment services income	36,981	29,437	29,244
Correspondent banking and capital market income	110,005	64,743	2,892
Securities gains, net	102	50	2,711
Recoveries on acquired loans	—	—	6,847
Other income	36,881	26,389	8,872
Total noninterest income	354,209	311,140	143,565
Noninterest expense:
Salaries and employee benefits	552,030	416,599	234,747
Occupancy expense	92,225	75,587	47,457
Information services expense	74,417	59,843	35,477
OREO expense and loan related expense	2,029	3,568	3,242
Pension plan termination expense	—	—	9,526
Amortization of intangibles	35,192	26,992	13,084
Supplies, printing and postage expense	9,659	8,679	5,881
Professional fees	10,629	14,033	10,325
FDIC assessment and other regulatory charges	17,982	10,713	4,545
Advertising and marketing	7,959	4,092	4,309
Extinguishment of debt cost	11,706	—	—
Merger and branch consolidation related expense	67,242	85,906	4,552
Swap termination expense	—	38,787	—
Other expense	67,351	52,845	31,493
Total noninterest expense	948,421	797,644	404,638
Earnings:
Income before provision for (benefit of) income taxes	604,279	103,972	230,425
Provision for (benefit of) income taxes	128,736	(16,660)	43,942
Net income	$475,543	$120,632	$186,483
Earnings per common share:
Basic	$6.76	$2.20	$5.40
Diluted	$6.71	$2.19	$5.36
Weighted average common shares outstanding:
Basic	70,393	54,756	34,561
Diluted	70,889	55,063	34,797

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$475,543	$120,632	$186,483
Other comprehensive income:
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(90,350)	47,401	36,211
Tax effect	21,485	(11,544)	(7,966)
Reclassification adjustment for (gains) losses included in net income	(102)	(50)	2,655
Tax effect	24	11	(584)
Net of tax amount	(68,943)	35,818	30,316
Unrealized (losses) gains on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	—	(33,512)	(13,394)
Tax effect	—	7,372	2,947
Reclassification adjustment for (gains) losses included in interest expense	—	47,303	(349)
Tax effect	—	(10,407)	77
Net of tax amount	—	10,756	(10,719)
Change in pension plan and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	98	(160)	25
Tax effect	(23)	41	(5)
Reclassification adjustment for changes included in net income	174	152	8,053
Tax effect	(41)	(35)	(1,772)
Net of tax amount	208	(2)	6,301
Other comprehensive (loss) income, net of tax	(68,735)	46,572	25,898
Comprehensive income	$406,808	$167,204	$212,381

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss) Gain	Total
Balance, December 31, 2018	35,829,549	$89,574	$1,750,495	$551,108	$(24,881)	$2,366,296
Comprehensive income:
Net income	—	—	—	186,483	—	186,483
Other comprehensive income, net of tax effects	—	—	—	—	25,898	25,898
Total comprehensive income						212,381
Cash dividends declared on common stock at $1.67 per share	—	—	—	(57,696)	—	(57,696)
Employee stock purchases	21,100	53	1,341	—	—	1,394
Stock options exercised	36,978	92	1,138	—	—	1,230
Restricted stock awards	5,889	15	(15)	—	—	—
Stock issued pursuant to restricted stock units	51,543	129	(129)	—	—	—
Common stock repurchased - buyback plan	(2,165,000)	(5,413)	(151,532)	—	—	(156,945)
Common stock repurchased	(35,674)	(89)	(2,397)	—	—	(2,486)
Share-based compensation expense	—	—	8,839	—	—	8,839
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive income:
Net income	—	—	—	120,632	—	120,632
Other comprehensive income, net of tax effects	—	—	—	—	46,572	46,572
Total comprehensive income						167,204
Cash dividends declared on common stock at $1.88 per share	—	—	—	(98,256)	—	(98,256)
Employee stock purchases	32,476	81	1,456	—	—	1,537
Stock options exercised	52,331	131	1,550	—	—	1,681
Restricted stock awards	8,828	22	(22)	—	—	—
Stock issued pursuant to restricted stock units	307,096	768	(768)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,915)	—	—	(24,715)
Common stock repurchased	(122,708)	(307)	(7,409)	—	—	(7,716)
Share-based compensation expense	—	—	23,318	—	—	23,318
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState merger	—	—	10,307	—	—	10,307
Cumulative change in accounting principle due to the adoption of ASU 2016-13	—	—	—	(44,820)	—	(44,820)
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive income:
Net income	—	—	—	475,543	—	475,543
Other comprehensive loss, net of tax effects	—	—	—	—	(68,735)	(68,735)
Total comprehensive income						406,808
Cash dividends declared on common stock at $1.92 per share	—	—	—	(135,201)	—	(135,201)
Cash dividend equivalents paid on restricted stock units	—	—	—	(136)	—	(136)
Employee stock purchases	33,013	83	2,301	—	—	2,384
Stock options exercised	64,075	160	2,745	—	—	2,905
Stock issued pursuant to restricted stock units	93,085	233	(233)	—	—	—
Common stock repurchased - buyback plan	(1,817,941)	(4,545)	(141,823)	—	—	(146,368)
Common stock repurchased	(13,412)	(34)	(1,019)	—	—	(1,053)
Share-based compensation expense	—	—	25,721	—	—	25,721
Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$475,543	$120,632	$186,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,137	46,367	33,121
(Recovery) provision for credit losses	(165,273)	235,989	12,777
Deferred income taxes	67,850	(44,282)	(1,492)
Gains on sale of securities, net	(102)	(50)	(2,711)
Share-based compensation expense	25,721	23,318	8,839
Accretion of discount related to acquired loans	(29,658)	(56,170)	(12,986)
Extinguishment of debt cost – fair value marks	11,706	—	—
Losses on disposal of premises and equipment	856	5,010	3,617
(Gains) losses on sale of bank properties held for sale and repossessed real estate	(2,329)	(546)	178
Net amortization of premiums on investment securities	38,025	22,231	7,260
Bank properties held for sale and repossessed real estate write downs	2,067	1,085	1,193
Fair value adjustment for loans held for sale	6,920	4,705	(1,057)
Originations and purchases of loans held for sale	(3,045,145)	(2,959,310)	(847,684)
Proceeds from sales of loans held for sale	3,209,094	3,297,155	824,712
Gains on sales of loans held for sale	(72,124)	(120,077)	(12,408)
Increase in cash surrender value of BOLI	(18,221)	(10,170)	(5,567)
Net change in:
Accrued interest receivable	17,083	(19,362)	(777)
Prepaid assets	(1,250)	(8,945)	(2,411)
Operating leases	2,053	6,434	1,457
Bank owned life insurance	(202)	(1,231)	1,105
Trading securities	(35,154)	(10,674)	—
Derivative assets	399,157	98,807	(10,373)
Miscellaneous other assets	(79,312)	27,365	(29,932)
Accrued interest payable	(3,759)	(3,683)	197
Accrued income taxes	(53,843)	(77,946)	(8,536)
Derivative liabilities	(394,695)	(113,788)	26,064
Miscellaneous other liabilities	119,120	74,079	9,959
Net cash provided by operating activities	537,265	536,943	181,028
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	151,314	100,754	242,733
Proceeds from maturities and calls of investment securities held to maturity	104,958	2,534	—
Proceeds from maturities and calls of investment securities available for sale	805,342	957,250	308,109
Proceeds from sales and redemptions of other investment securities	1,533	71,788	45
Purchases of investment securities available for sale	(2,941,888)	(1,309,450)	(955,505)
Purchases of investment securities held to maturity	(975,266)	(958,391)	—
Purchases of other investment securities	(1,659)	(85,511)	(23,566)
Net decrease (increase) in loans	745,085	(156,360)	(363,446)
Net cash (paid in) received from acquisitions	(39,929)	2,566,376	—
Recoveries of loans previously charged off	13,800	11,776	3,914
Purchase of bank owned life insurance	(205,566)	—	—
Purchases of premises and equipment	(28,418)	(16,930)	(15,798)
Proceeds from redemption and payout of bank owned life insurance policies	307	19,655	—
Proceeds from sale of bank properties held for sale and repossessed real estate	42,657	19,156	8,450
Proceeds from sale of premises and equipment	8,469	7,131	11
Net cash (used in) provided by investing activities	(2,319,261)	1,229,778	(795,053)
Cash flows from financing activities:
Net increase in deposits	4,367,662	2,902,023	530,163
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	1,573	79,379	28,092
Proceeds from borrowings	25,000	500,000	700,001
Repayment of borrowings	(100,878)	(1,200,103)	(150,007)
Common stock issuance	2,384	1,537	1,394
Common stock repurchases	(147,421)	(32,431)	(159,431)
Dividends paid	(135,337)	(98,256)	(57,696)
Stock options exercised	2,905	1,681	1,230
Net cash provided by financing activities	4,015,888	2,153,830	893,746
Net increase in cash and cash equivalents	2,233,892	3,920,551	279,721
Cash and cash equivalents at beginning of period	4,609,255	688,704	408,983
Cash and cash equivalents at end of period	$6,843,147	$4,609,255	$688,704
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$55,387	$87,246	$86,355
Income taxes	$126,207	$103,801	$55,674
Initial measurement and recognition of operating lease assets in exchange for lease liabilities per ASU 2016-02	$—	$—	$82,160
Recognition of operating lease assets in exchange for lease liabilities	$9,623	$9,426	$10,239
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$34,838	$18,825,354	$—
Other intangible assets acquired	—	140,862	—
Liabilities assumed	2,343	17,270,550	—
Net identifiable assets acquired over liabilities assumed	15,816	561,042	—
Common stock issued in acquisition	—	2,246,327	—
Real estate acquired in full or in partial settlement of loans	3,642	4,660	8,666

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Advisory, Inc., a wholly owned registered investment advisor. The Bank also operates Duncan-Williams, Inc. (“Duncan-Williams”), which it acquired on February 1, 2021. Duncan-Williams is a registered broker-dealer, headquartered in Memphis, Tennessee, that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The holding company owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. R4ALL, Inc., the holding company’s subsidiary that managed a troubled loan purchased from the Bank, dissolved effective October 29, 2021. The Company also operates a correspondent banking division within the national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. The Bank provides general banking services within a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia..

The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America (‘U.S. GAAP”). There are 13 unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate approximately $118.6 million of trust preferred securities at December 31, 2021. During 2021, seven unconsolidated subsidiaries of the Company, approximately $39.9 million of trust preferred securities in the aggregate, were dissolved as the Company redeemed the trust preferred debt. See Note 11—Other Borrowings for further detailed descriptions of our trust preferred securities.

Unless otherwise mentioned or unless the context requires otherwise, references herein to "SouthState," the "Company" "we," "us," "our" or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Bank, National Association.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses for loans and investment securities held to maturity, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, loss estimates related to loans and other real estate acquired, evaluating impairment of investment securities, goodwill impairment tests and valuation of deferred tax assets.

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

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $860.6 million at December 31, 2021. Based on this criteria, we had seven such credit concentrations at December 31, 2021, including loans on hotels and motels of $892.6 million, loans to lessors of nonresidential buildings (except mini-warehouses) of $4.7 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.8 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.7 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.3 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $4.1 billion and loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $1.6 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

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

The Company enters from time to time into purchases of securities under agreements to resell substantially identical securities. When the Company enters into such repurchase agreements, the securities purchased under agreements to resell generally consist of U.S. government-sponsored entities and agency mortgage-backed securities. The Company may elect to use other asset classes at its discretion. It is the Company’s practice to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. Historically, these agreements were considered to be cash equivalents with maturities of three months or less. The Company held no securities under agreements to resell at December 31, 2021.

Trading Securities

Through its Correspondent Banking Department and its wholly owned broker dealer Duncan-Williams Inc., the Company purchases trading securities and subsequently sells them to their customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio are primarily municipals, treasuries and mortgage-backed agency securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income.

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

Management no longer evaluates securities for other-than-temporary impairment, otherwise referred to herein as Other Than Temporary Impairment (“OTTI”), as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, changes the accounting for recognizing impairment on available for sale debt securities. Each quarter Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the Provision for Credit Losses in the Consolidated Statements of Income. (see Note 3—Investment Securities).

Other investments include stock acquired for regulatory purposes, investments in unconsolidated subsidiaries and other nonmarketable investment securities. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in SCBT Capital Trust I, SCBT Capital Trust II, SCBT Capital Trust III, TSB Statutory Trust I, SAVB Capital Trust I, SAVB Capital Trust II, Southeastern Bank Financial Statutory Trust I, Southeastern Bank Financial Statutory Trust II, Provident Community Bancshares Capital Trust I, FCRV Statutory Trust I, Community Capital Statutory Trust I, CSBC Statutory Trust I, and Provident Community Bancshares Capital Trust II. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments. Other nonmarketable investment securities consist of Business Development Corporation stock and stock in Banker’s Banks. These investments also do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment.

Loans Held for Sale

The Company sells residential mortgages to government sponsored entities (“GSEs “) and mortgage and third-party investors, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company is obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review.  Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans.  Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in Mortgage Banking Income, a component of Noninterest Income in our Consolidated Statements of Income.

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

A loan is evaluated individually for loss when it is on nonaccrual and has a net book balance over $1 million. Large pools of homogeneous loans are collectively evaluated for loss and reserved at the pool level. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as nonaccrual, provided that Management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay.

Troubled Debt Restructurings (“TDRs”)

The Bank measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the allowance for credit losses.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account will need to be recorded. As of December 31, 2021, the Company had $1.8 billion of held to maturity securities and no related valuation account. As of December 31, 2021, the held to maturity portfolio consisted of U.S. Government Agency, U.S. Government Agency Residential and Commercial Mortgage-backed securities, and Small Business Administration loan-backed securities. Management does not believe that a fair value below amortized cost is due to credit related factors.

Management no longer evaluates available for sale securities for other-than-temporary impairment, otherwise referred to herein as OTTI, as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, changes the accounting for recognizing impairment on available for sale debt securities. Each quarter Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of an available for sale security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses in the Statements of Income. Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2021 and December 31, 2020, the accrued interest receivables for investment securities recorded in Other Assets were $19.2 million and $13.1 million, respectively.

ACL – Loans

The ACL for loans held for investment reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company established the incremental increase in the ACL at adoption through equity and subsequent adjustments through a provision for or recovery of credit losses recorded to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

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

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the Provision for Credit Losses in the Consolidated Statements of Income. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2021 and December 31, 2020, the accrued interest receivables for loans recorded in Other Assets were $70.6 million and $93.9 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2021 and December 31, 2020, the liability recorded for expected credit losses on unfunded commitments was $30.5 million and $43.4 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

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

The Company reports subsequent declines in the fair value of OREO and bank properties held for sale below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of these properties, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, Management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of these properties. Management reviews the value of these properties periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as OREO Expense and Loan Related Expense, a component of Noninterest Expense in the Consolidated Statements of Income. Expenses related to bank property held for sale, as well as gains or losses on sales and any subsequent adjustments to the value, are recorded Other Expenses, a component of Noninterest Expense in the Consolidated Statements of Income.

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which now requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or recovery for credit losses) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

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

For further discussion of our loan accounting and acquisitions, see Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses to the audited condensed consolidated financial statements.

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

Leases (Topic 842) and Method of Adoption

On January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2019-01, Codification Improvements to Topic 842 Leases. The purpose of the update was to increase transparency and comparability between organizations that enter into lease agreements. The key difference between the previous guidance and the update is the recognition of a right-of-use asset (ROU) and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. ASC Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In applying this standard, we reviewed our material contracts to determine if they included a lease by this new definition and did not identify any new leases. Our lease agreements in which ASC Topic 842 has been applied are primarily for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. These leases have lease terms from greater than 12 months to leases with options of more than 24 years. Related to lease payment terms, some are fixed payments or based on a fixed annual increases while others are variable and the annual increases are based on market rates. The Company performed an analysis on equipment leases for the implementation of ASC Topic 842 and determined the number and dollar amount of our equipment leases was not material.

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

The adoption of the new standard had a material impact on our consolidated balance sheet, with the recording of ROU asset and lease liability of $82.2 million at the commencement date of January 1, 2019. We did not have a cumulative-effect adjustment to the opening balance of retained earnings at commencement. As of December 31, 2021 and 2020, we had ROU assets of $110.3 million and $113.4 million, respectively, recorded within premises and equipment on the balance sheet and a lease liability of $115.9 million and $118.3 million, respectively, recorded within other liabilities on the balance sheet. The adoption of ASC Topic 842 did not have a material impact on our consolidated income statement.

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

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and client list intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. At December 31, 2021 and December 31, 2020, the balance of goodwill was $1.6 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

The Company evaluated the carrying value of goodwill as of October 31, 2021, our annual test date, considering the effects of COVID-19 and other market condition and determined that no impairment charge was necessary.

Core deposit intangibles and client list intangibles consist primarily of amortizing assets established during the acquisition of other banks. This includes whole bank acquisitions and the acquisition of certain assets and liabilities from other financial institutions. Core deposit intangibles, included in Core Deposit and Other Intangibles in the Consolidated Balance Sheets, are amortized over the estimated useful lives of the deposit accounts acquired (generally 10 to 13 years) on either (1) the straight-line method or (2) an accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness. Client list intangibles, included in Core Deposit and Other Intangibles in the consolidated Balance Sheets, are amortized over the estimated useful lives of the client lists acquired (generally 15 years) on the straight-line method. The estimated useful lives are periodically reviewed for reasonableness.

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

The Company packages fixed rate conforming mortgage loans as securities to investors issued through Fannie Mae and Freddie Mac and sold to third-party investors or sells them to satisfy cash forward mandatory commitments to Fannie Mae and Freddie Mac. The Company records loan securitizations or cash forwards as a sale when the transferred loans are legally isolated from its creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations and cash forwards depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. The Company generally retains mortgage servicing rights on residential mortgage loans sold in the secondary market. Loans transferred to “held-for-sale” with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third-party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third-party investors are included in Mortgage Banking Income in the Consolidated Statements of Income.

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

The Company adopted ASU Topic 606 using the retrospective transition approach which requires restatement of prior periods. The Company selected this method even though there were no material changes in the timing of revenue recognition due to the fact that ASU Topic 606 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. The Company restated prior periods for this reclassification. For years 2021, 2020 and 2019, gross interchange and debit card transaction fees totaled $38.3 million, $30.2 million and $24.5 million, respectively while related network costs totaled $20.3 million, $16.5 million and $11.9 million, respectively. On a net basis, the Company reported $18.0 million, $13.7 million and $12.6 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income as noninterest income for the years ended December 31, 2021, 2020, and 2019. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard. When applying the retrospective approach under ASU Topic 606, the Company has elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings.

The following disclosures related to ASU Topic 606 involve income derived from contracts with customers. Within the scope of ASU Topic 606, the Company maintains contracts to provide services, primarily for investment advisory and/or custody of assets. Through the Company’s wholly owned subsidiaries, the Bank, and SouthState Advisory, Inc., the Company contracts with its customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $37.0 million, $29.4 million and $29.2 million for the years ended December 31, 2021, 2020 and 2019. The Bank contracts with its customers to perform deposit account services. Total revenue recognized from these contracts with customers is $107.3 million, $85.7 million and $76.4 million for the years ended December 31, 2021, 2020 and 2019. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - The portfolio of services provided to the Company’s customers which generates revenue for which the revenue recognition standard applies consists of approximately 1.1 million active contracts at December 31, 2021. The Company has disaggregated revenue according to the timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $180.8 million, $182.8 million and $104.3 million for the years ended December 31, 2021, 2020 and 2019. Total revenue derived from contracts in which services are transferred over time was $19.9 million, $17.9 million and $19.0 million for the years ended December 31, 2021, 2020 and 2019. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

Contract Balances - The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on our balance sheet. Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer. For fee per transaction contracts, the customers are billed as the transactions are processed. For hourly rate and monthly service contracts related to trust and some investment revenues, the customers are billed monthly (generally as a percentage basis point of the market value of the investment account). In some cases, specific to SouthState Advisory, Inc., customers are billed in advance for quarterly services to be performed based on the past quarter’s average account balance. These do create contract liabilities or deferred revenue, as the customers pay in advance for service. Neither the contract liabilities nor the accounts receivables balances are material to the Company’s balance sheet.

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

Significant Judgments - All of the contracts create performance obligations that are satisfied at a point in time excluding the contracts billed in advance through SouthState Advisory, Inc. and some immaterial deposit revenues. Revenue is recognized as services are billed to the customers. Variable consideration does exist for contracts related to our trust and investment services as revenues are based on market values and services performed. The Company has adopted the right-to-invoice practical expedient for trust management contracts through SouthState Bank which we contract with our customers to perform IRA, Trust, and/or Custody services.

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available for sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of total comprehensive income (see Consolidated Statements of Comprehensive Income on page F-8).

Employee Benefit Plans

The Company’s defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 17—Retirement Plans for information regarding the defined benefit pension plan and Note 18—Post-Retirement Benefits for information regarding our post-retirement benefit plans. The Company terminated its defined benefit pension plan in 2019. The expected costs of the post retirement benefit plans are being expensed over the period that employees provide service.

The Employee Stock Purchase Plan (“ESPP”) allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19—Share-Based Compensation for the amount the Company recognized as expense for the years ended December 31, 2021, 2020 and 2019.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax basis and financial statement basis of gains on acquisitions, loans, available for sale securities, allowance for credit losses, write downs of OREO properties, bank properties held for sale, accumulated depreciation, net operating loss carryforwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and pension plan and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the Provision for Income Taxes in the Consolidated Statements of Income.

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts.  As of December 31, 2021 and 2020, there were no material accruals for uncertain tax positions. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of Alabama, California, Colorado, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, New York, Virginia, and in the city of New York City. Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2018.

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock and restricted stock units (non-vested shares and vested shares subject to a holding period), and warrants, and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

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

The Company also maintains loan swaps which are accounted for as a fair value hedge. This derivative protects the Company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. Fair value hedges convert the fixed rate to a floating rate (see Note 28—Derivative Financial Instruments). For discussion related to Reference Rate Reform, please refer to the caption “Issued But Not Yet Adopted Accounting Standards” within this Note 1—Summary of Significant Accounting Policies.

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

The Company’s risk management strategy also incorporates the use of interest rate swap contracts that help in managing interest rate risk within the loan portfolio and foreign currency exchange. These derivatives are not designated as hedges and are not speculative, and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings (See Note 28—Derivative Financial Instruments).

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

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued. See Note 31—Subsequent Events for further information.

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

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20). ASU 2018-14 amends ASC 715-20 to add, remove, and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and requires entities to apply the amendment on a retrospective basis. Early adoption is permitted. The Company adopted ASU No. 2018-14 but it did not have a material impact on our consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief (Topic 326 – Financial Instruments-Credit Losses). This update provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10 applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held to maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10. This update was adopted in the first quarter of 2020 when the overall standard was adopted. See ASU 2016-13 below for overall effect of Topic 326 Financial Instruments-Credit Losses on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible-Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 and eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance was effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Based on effects of the COVID-19 pandemic on the economy and on our stock price, the Company evaluated its goodwill on a quarterly basis in 2020 per ASU 2017-04 and has reverted to an annual impairment test cycle. The most recent analysis as of October 31, 2021 determined there was no impairment of goodwill or other intangibles. The Company will continue to monitor if a triggering event occurs that requires goodwill to be evaluated before the nest annual impairment test date.

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

		January 1, 2020
	As Reported Under	Pre-ASC 326	Impact of ASC 326
Dollars in thousands	ASC 326	Adoption	Adoption

Assets:
Allowance for Credit Losses on Debt Securities
Investment Securities - Available-for-Sale	$ 1,956,047	$ 1,956,047	$—	A
Investment Securities - Held-to-Maturity	—	—	—	A
Loans
Non-Acquired Loans	9,252,831	9,252,831	—
Acquired Loans	2,118,940	2,117,209	1,723	B
Allowance for Credit Losses on Loans	(111,365)	(56,927)	(54,438)	C
Deferred Tax Asset	43,955	31,316	12,639	D
Accrued Interest Receivable - Loans	30,009	28,332	1,677	B

Liabilities:
Reserve for Loan Losses - Unfunded Commitments	6,756	335	6,421	E

Equity:
Retained Earnings	635,075	679,895	(44,820)	F
A –	The Company did not have any held-to maturity securities as of January 1, 2020. Per our analysis we determined that no ACL was necessary for investment securities – available for sale.
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

Issued But Not Yet Adopted Accounting Standards

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequently expanded the scope of ASU No. 2020-04 with the issuance of ASU No. 2021-01. This update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that will be discontinued. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that will be discontinued because of reference rate reform. The amendments in this update were effective for all entities as of March 12, 2020 and may be applied through December 31, 2022.  An entity may elect to apply the amendments in this update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications and hedging relationships.

The Company has established a LIBOR Committee and various subcommittees which have evaluated the impact of adopting and implementing ASU 2020-04 on the consolidated financial statements including the evaluation of all of its contracts, hedging relationships and other transactions that will be affected by reference rates that are being discontinued. The cross-functional LIBOR Committee and subcommittees have 1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; 2) established a detailed implementation plan; and 3) developed a formal governance structure for the transition. The Company is in the process of developing and implementing various proactive steps to facilitate the transition on behalf of customers, which include the adoption and ongoing implementation of fallback provisions that provide for the determination of replacement rates for LIBOR-linked financial products; the adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the U.S. regulators, the Alternative Reference Rates Committee, and government sponsored entities; the cessation of quoting LIBOR and originating new products linked to LIBOR by December 31, 2021; and the selection of SOFR indices as the replacement indices, and successful completion of systems testing using the SOFR replacement indices.

As a result of the implementation plan, the Company discontinued quoting LIBOR on September 30, 2021 and discontinued originating new products linked to LIBOR on December 31, 2021. The Company continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. The Company is in the process of developing and implementing processes to educate all client-facing associates and coordinate communications with customers regarding the transition. In addition, the Company expects to adopt the LIBOR transition relief allowed under ASU No. 2020-04.

Note 2—Mergers and Acquisitions

CenterState Bank Corporation

On June 7, 2020, the Company acquired all of the outstanding common stock of CSFL, of Winter Haven, Florida, the bank holding company for CenterState Bank, N.A. (“CSB”), in a stock transaction. Pursuant to the Merger Agreement, (i) CSFL merged with and into the Company, with the Company continuing as the surviving corporation, and (ii) immediately following the merger, SouthState Bank, a South Carolina banking corporation and wholly owned bank subsidiary of the Company, merged with and into CSB, a national banking association and wholly owned bank subsidiary of CSFL, with CSB continuing as the surviving bank. In connection with the bank merger, CSB changed its name to “South State Bank, National Association”. CSFL common shareholders received 0.3001 shares of the Company’s common stock in exchange for each share of CSFL stock resulting in the Company issuing 37,271,069 shares of its common stock. In total, the purchase price for CSFL was $2.26 billion including the value of the conversion of CSFL’s outstanding warrants, stock options and restricted stock units totaling $10.3 million. During the fourth quarter 2020, the purchase price (consideration transferred) decreased by $5.2 million due to an update to the value for stock options assumed and converted in the merger from $15.5 million to $10.3 million. The stock options assumed reflect their intrinsic value based upon a Black Scholes valuation.

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

During the years ended December 31, 2021 and 2020, the Company incurred approximately $64.4 million and $83.0 million, respectively, of acquisition and branch consolidation costs related to this transaction. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Consolidated Statements of Income.

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

(b)— Represents approximately 2.04%, or $269.1 million, total mark of the loan portfolio including a 1.97%, or $259.7 million credit mark, based on a third-party valuation. Also, includes the reversal of CSFL's ending allowance for credit losses of $158.2 million and fair value adjustments of $62.6 million. Fair value was subsequently adjusted by $29.8 million due to a reduction in the loan mark (discount).

(c)— Represents the MTM adjustment of $4.0 million on leased assets partially offset by the write-off of de minimis fixed assets of $1.6 million. Subsequently, the fair value on certain bank premises was adjusted by $2.9 million based on updated appraisals received.

(d)— Represents approximately a 1.28% core deposit intangible, or $125.9 million from a third-party valuation. This amount is net of $84.9 million existing core deposit intangible and $1.2 billion of existing goodwill from CSFL’s prior transactions that was reversed. Approximately $10.0 million in a customer list intangible related to the correspondent banking business was subsequently identified and recorded in the third quarter of 2020.

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

(i)—	Represents the recording of a discount of $12.5 million on TRUPs from a third-party valuation partially offset by the reversal of the existing CSFL discount on TRUPs and other debt of $5.1 million.
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

Comparative and Pro Forma Financial Information for the CSFL Acquisition

Pro-forma data for the year ended December 31, 2020 listed in the table below presents pro-forma information as if the CSFL acquisition occurred at the beginning of 2020. These results combine the historical results of CSFL in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2020.

Merger-related costs of $83.0 million from the CSFL acquisition were incurred during 2020 and were excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by CSFL in 2020. The Company recorded expenses related to systems conversions and other costs of integration during the year 2020 and 2021 for the CSFL merger. The core system conversion for the CSFL merger was completed during the second quarter of 2021. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income.

Pro Forma
Year Ended
(Dollars in thousands)	December 31, 2020
Total revenues (net interest income plus noninterest income)	$1,522,434
Net interest income	$1,061,233
Net adjusted income available to the common shareholder	$329,827
EPS - basic	$4.66
EPS - diluted	$4.64

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

In total, the purchase price for Duncan-Williams was $48.3 million, including an additional premium of $8.0 million that is payable three years from the date of acquisition. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $15.8 million. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Atlantic Capital Bancshares, Inc. (“Atlantic Capital”)

On July 23, 2021, the Company and Atlantic Capital, a Georgia corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Atlantic Capital will merge with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Surviving Entity”). Immediately following the merger, Atlantic Capital’s wholly owned banking subsidiary, Atlantic Capital Bank, N.A. will merge with and into the Company’s wholly owned banking subsidiary, SouthState Bank, National Association, which will continue as the surviving bank in the bank merger. The Merger Agreement was unanimously approved by the Board of Directors of both companies and Atlantic Capital’s shareholders and has been approved by the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board. Under the terms of the Merger Agreement, shareholders of Atlantic Capital will receive 0.36 shares of the Company’s common stock for each share of Atlantic Capital common stock they own. The transaction is expected to close during the first quarter of 2022. At December 31, 2021, Atlantic Capital reported $3.8 billion in total assets, $2.4 billion in loans and $3.3 billion in deposits.

Note 3—Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2021:
U.S. Government agencies	$112,913	$—	$(2,627)	$110,286
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,120,104	14	(24,278)	1,095,840
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	174,178	—	(4,937)	169,241
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	350,116	304	(8,021)	342,399
Small Business Administration loan-backed securities	62,590	—	(2,292)	60,298
	$1,819,901	$318	$(42,155)	$1,778,064
December 31, 2020:
U.S. Government agencies	$25,000	$1	$—	$25,001
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	632,269	1,827	(1,032)	633,064
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	75,767	405	—	76,172
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	174,506	300	(91)	174,715
Small Business Administration loan-backed securities	48,000	231	—	48,231
	$955,542	$2,764	$(1,123)	$957,183

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2021:
U.S. Government agencies	$98,882	$—	$(1,765)	$97,117
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,851,700	5,324	(25,985)	1,831,039
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	730,949	5,957	(10,911)	725,995
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,220,233	5,438	(18,430)	1,207,241
State and municipal obligations	798,211	16,697	(2,219)	812,689
Small Business Administration loan-backed securities	502,812	2,330	(4,479)	500,663
Corporate securities	18,509	234	(9)	18,734
	$5,221,296	$35,980	$(63,798)	$5,193,478
December 31, 2020:
U.S. Government agencies	$29,882	$16	$(642)	$29,256
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,351,506	16,657	(1,031)	1,367,132
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	739,797	16,579	(825)	755,551
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	229,219	10,939	(50)	240,108
State and municipal obligations	502,575	17,491	(27)	520,039
Small Business Administration loan-backed securities	401,496	4,978	(1,590)	404,884
Corporate securities	13,562	140	—	13,702
	$3,268,037	$66,800	$(4,165)	$3,330,672

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
December 31, 2021:
Federal Home Loan Bank stock	$16,283
Federal Reserve Bank stock	129,716
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	11,006
$160,568
December 31, 2020:
Federal Home Loan Bank stock	$15,083
Federal Reserve Bank stock	129,871
Investment in unconsolidated subsidiaries	4,941
Other nonmarketable investment securities	10,548
$160,443

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2021, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at December 31, 2021 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$7,263	$7,296
Due after one year through five years	—	—	132,157	133,418
Due after five years through ten years	140,439	135,931	920,768	919,669
Due after ten years	1,679,462	1,642,133	4,161,108	4,133,095
	$1,819,901	$1,778,064	$5,221,296	$5,193,478

The following table summarizes information with respect to sales of available for sale securities:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Securities Available for Sale:
Sale proceeds	$151,314	$100,754	$242,733
Gross realized gains	750	662	6,030
Gross realized losses	(648)	(612)	(3,319)
Net realized gain	$102	$50	$2,711

There was a net realized gain of $102,000 on the sale of securities for the year ended December 31, 2021, compared to a net gain of $50,000 and $2.7 million for the years ended December 31, 2020 and 2019, respectively. The net realized gain of $2.7 million for the year ended December 31, 2019 includes net realized gains totaling $5.4 million from the sale of VISA Class B shares in the first and second quarters of 2019. If the gains from the VISA Class B share are excluded in 2019, the Company would have had a net realized loss of $2.7 million on the sale of available for sale securities for the year ended December 31, 2019.

There were no sales of held to maturity securities for years ended December 31, 2021, 2020 or 2019.

The Company had 296 securities with gross unrealized losses at December 31, 2021. Information pertaining to securities with gross unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2021:
Securities Held to Maturity
U.S. Government agencies	$1,745	$86,168	$882	$24,118
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	18,768	868,327	5,510	184,819
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	4,937	169,240	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4,902	154,963	3,119	75,450
Small Business Administration loan-backed securities	1,281	37,408	1,011	22,890
	$31,633	$1,316,106	$10,522	$307,277
Securities Available for Sale
U.S. Government agencies	$529	$73,353	$1,236	$23,763
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,381	1,274,934	8,604	221,435
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	10,911	432,300	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,120	846,581	5,310	98,106
State and municipal obligations	1,867	123,987	352	8,579
Small Business Administration loan-backed securities	2,720	179,168	1,759	110,309
Corporate securities	9	4,991	—	—
	$46,537	$2,935,314	$17,261	$462,192
December 31, 2020:
Securities Held to Maturity
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,032	$213,146	$—	$—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	27,445	—	—
	$1,123	$240,591	$—	$—
Securities Available for Sale
U.S. Government agencies	$642	$24,358	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,031	260,411	—	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	825	140,333	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	46	13,594	4	871
State and municipal obligations	27	8,620	—	—
Small Business Administration loan-backed securities	573	94,981	1,017	104,254

$3,144	$542,297	$1,021	$105,125

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2021 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1—Summary of Significant Account Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

At December 31, 2021 and 2020, investment securities with a carrying value of $2.1 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2021 and 2020, the carrying amount of the securities pledged to collateralize repurchase agreements was $471.3 million and $515.9 million, respectively.

Trading Securities

At December 31, 2021 and 2020, trading securities, at estimated fair value, were as follows:

(Dollars in thousands)	2021	2020
U.S. Government agencies	$5,154	$—
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	6,853	—
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	12,315	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	29,667	—
State and municipal obligations	20,798	10,674
Other debt securities	2,902	—
	$77,689	$10,674

Note 4—Loans

The following is a summary of total loans:

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Loans:
Construction and land development (1)	$2,029,216	$1,890,846
Commercial non-owner occupied (3)	6,735,699	6,152,246
Commercial owner occupied real estate	4,970,116	4,832,697
Consumer owner occupied (2, 3)	3,638,364	3,682,667
Home equity loans	1,168,594	1,292,141
Commercial and industrial	3,761,133	5,046,310
Other income producing property (3)	696,804	854,900
Consumer	904,657	894,334
Other loans	23,583	17,993
Total loans	23,928,166	24,664,134
Less allowance for credit losses	(301,807)	(457,309)
Loans, net	$23,626,359	$24,206,825
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied properties with a business intent.
(3)

As a result of the conversion of legacy CenterState’s core system to the Company’s core system completed during the second quarter of 2021, several loans were reclassified to conform with the Company’s current loan segmentation, most notably residential investment loans were reclassified from Consumer Owner Occupied to Other Income Producing Property, and some multi-family loans were reclassified from Other Income Producing Property to Commercial Non-Owner Occupied. Prior period loan balances presented above were revised to conform with the current loan segmentation.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the years ended December 31, 2021 and 2020, to include net deferred costs of $15.9 million compared to net deferred fees of $35.6 million, respectively, and unamortized discount total related to loans acquired of $68.0 million and $97.7 million, respectively. Accrued interest receivable (AIR) of $70.6 million and $93.9 million are accounted for separately and reported in other assets for the periods December 31, 2021 and 2020.

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

Construction and land development loans in the following table are on commercial and speculative real estate. Consumer owner occupied loans are collateralized by 1-4 family owner occupied properties with a business intent. As noted previously, as a result of the conversion of legacy CenterState’s core system to the Company’s core system completed during the second quarter of 2021, several loans were reclassified to conform with the Company’s current loan segmentation, most notably residential investment loans were reclassified from Consumer Owner Occupied to Other Income Producing Property, and some multi-family loans were reclassified from Other Income Producing Property to Commercial Non-Owner Occupied. Prior period disclosures presented in the following tables for the commercial and consumer loan segments were revised to conform with the current loan segmentation.

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$570,166	$360,488	$206,586	$38,866	$24,728	$49,321	$76,680	$1,326,835
Special mention	2,347	3,067	186	—	1,557	1,715	487	9,359
Substandard	960	210	2,304	326	543	2,209	—	6,552
Doubtful	1	—	—	—	—	8	—	9
Total Construction and land development	$573,474	$363,765	$209,076	$39,192	$26,828	$53,253	$77,167	$1,342,755

Commercial non-owner occupied
Risk rating:
Pass	$1,812,512	$798,171	$1,061,021	$676,803	$494,618	$1,371,729	$102,763	$6,317,617
Special mention	16,683	12,985	14,138	36,875	25,729	110,109	—	216,519
Substandard	23,035	160	64,408	23,346	31,952	56,477	2,139	201,517
Doubtful	—	—	—	—	—	46	—	46
Total Commercial non-owner occupied	$1,852,230	$811,316	$1,139,567	$737,024	$552,299	$1,538,361	$104,902	$6,735,699

Commercial Owner Occupied
Risk rating:
Pass	$1,182,722	$780,339	$801,162	$549,642	$428,163	$980,701	$69,739	$4,792,468
Special mention	9,152	4,257	7,331	10,860	22,792	49,083	115	103,590
Substandard	7,375	2,907	8,587	2,053	18,600	34,431	80	74,033
Doubtful	—	1	—	—	—	24	—	25
Total commercial owner occupied	$1,199,249	$787,504	$817,080	$562,555	$469,555	$1,064,239	$69,934	$4,970,116

Commercial and industrial
Risk rating:
Pass	$1,198,849	$618,676	$360,551	$267,772	$178,538	$219,339	$860,134	$3,703,859
Special mention	2,759	1,519	2,434	1,268	3,224	3,871	3,281	18,356
Substandard	738	5,965	8,212	2,653	3,438	5,183	12,701	38,890
Doubtful	—	—	5	3	2	16	2	28
Total commercial and industrial	$1,202,346	$626,160	$371,202	$271,696	$185,202	$228,409	$876,118	$3,761,133

Other income producing property
Risk rating:
Pass	$105,533	$73,583	$67,173	$76,971	$56,343	$142,183	$56,190	$577,976
Special mention	1,580	1,851	1,063	232	1,381	13,526	424	20,057
Substandard	1,304	482	298	166	787	12,531	46	15,614
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$108,417	$75,916	$68,534	$77,369	$58,511	$168,246	$56,660	$613,653

Consumer owner occupied
Risk rating:
Pass	$3,513	$2,874	$1,099	$85	$139	$820	$16,977	$25,507
Special mention	1,219	180	2,430	81	—	3	—	3,913
Substandard	—	16	238	—	—	223	—	477
Doubtful	—	—	—	1	—	145	—	146
Total Consumer owner occupied	$4,732	$3,070	$3,767	$167	$139	$1,191	$16,977	$30,043

Other loans
Risk rating:
Pass	$23,583	$—	$—	$—	$—	$—	$—	$23,583
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$23,583	$—	$—	$—	$—	$—	$—	$23,583

Total Commercial Loans
Risk rating:
Pass	$4,896,878	$2,634,131	$2,497,592	$1,610,139	$1,182,529	$2,764,093	$1,182,483	$16,767,845
Special mention	33,740	23,859	27,582	49,316	54,683	178,307	4,307	371,794
Substandard	33,412	9,740	84,047	28,544	55,320	111,054	14,966	337,083
Doubtful	1	1	5	4	2	245	2	260
Total Commercial Loans	$4,964,031	$2,667,731	$2,609,226	$1,688,003	$1,292,534	$3,053,699	$1,201,758	$17,476,982

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$457,425	$410,075	$127,187	$79,345	$41,018	$52,889	$15,502	$1,183,441
Special mention	20,912	5,668	707	1,757	1,815	7,293	—	38,152
Substandard	389	2,800	763	2,087	201	3,669	—	9,909
Doubtful	—	—	—	—	—	8	—	8
Total Construction and land development	$478,726	$418,543	$128,657	$83,189	$43,034	$63,859	$15,502	$1,231,510

Commercial non-owner occupied
Risk rating:
Pass	$838,646	$1,108,164	$878,172	$677,803	$723,745	$1,253,710	$58,021	$5,538,261
Special mention	42,492	76,890	111,466	44,790	38,983	131,015	—	445,636
Substandard	1,351	49,662	7,497	27,224	39,424	43,187	—	168,345
Doubtful	—	—	—	—	—	4	—	4
Total Commercial non-owner occupied	$882,489	$1,234,716	$997,135	$749,817	$802,152	$1,427,916	$58,021	$6,152,246

Commercial Owner Occupied
Risk rating:
Pass	$804,895	$957,412	$719,111	$601,471	$455,065	$1,041,668	$42,239	$4,621,861
Special mention	6,993	15,984	13,021	14,457	13,597	48,775	21	112,848
Substandard	5,729	4,185	4,690	20,122	15,093	48,127	36	97,982
Doubtful	1	—	—	—	—	5	—	6
Total commercial owner occupied	$817,618	$977,581	$736,822	$636,050	$483,755	$1,138,575	$42,296	$4,832,697

Commercial and industrial
Risk rating:
Pass	$2,723,320	$595,310	$450,238	$308,442	$223,532	$419,555	$247,169	$4,967,566
Special mention	1,566	3,273	3,031	7,165	2,496	25,727	9,368	52,626
Substandard	347	1,070	6,202	7,718	2,808	5,723	2,240	26,108
Doubtful	—	2	1	3	3	1	—	10
Total commercial and industrial	$2,725,233	$599,655	$459,472	$323,328	$228,839	$451,006	$258,777	$5,046,310

Other income producing property
Risk rating:
Pass	$100,126	$117,860	$116,570	$95,506	$57,654	$171,572	$48,116	$707,404
Special mention	3,531	2,645	1,901	1,655	1,738	17,188	292	28,950
Substandard	1,071	1,281	997	539	488	19,382	65	23,823
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$104,728	$121,786	$119,468	$97,700	$59,880	$208,148	$48,473	$760,183

Consumer owner occupied
Risk rating:
Pass	$7,590	$3,527	$356	$339	$1,076	$1,290	$15,502	$29,680
Special mention	130	3,581	249	62	—	124	338	4,484
Substandard	113	387	142	—	5	326	—	973
Doubtful	—	—	—	—	—	—	—	—
Total Consumer owner occupied	$7,833	$7,495	$747	$401	$1,081	$1,740	$15,840	$35,137

Other loans
Risk rating:
Pass	$17,993	$—	$—	$—	$—	$—	$—	$17,993
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$17,993	$—	$—	$—	$—	$—	$—	$17,993

Total Commercial Loans
Risk rating:
Pass	$4,949,995	$3,192,348	$2,291,634	$1,762,906	$1,502,090	$2,940,684	$426,549	$17,066,206
Special mention	75,624	108,041	130,375	69,886	58,629	230,122	10,019	682,696
Substandard	9,000	59,385	20,291	57,690	58,019	120,414	2,341	327,140
Doubtful	1	2	1	3	3	24	—	34
Total Commercial Loans	$5,034,620	$3,359,776	$2,442,301	$1,890,485	$1,618,741	$3,291,244	$438,909	$18,076,076

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots. The following table presents the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,192,449	$710,828	$405,138	$246,487	$228,876	$810,605	$4	$3,594,387
30 days past due	354	666	234	472	1,068	2,230	—	5,024
60 days past due	—	330	218	254	111	928	—	1,841
90 days past due	235	574	691	549	274	4,746	—	7,069
Total Consumer owner occupied	$1,193,038	$712,398	$406,281	$247,762	$230,329	$818,509	$4	$3,608,321

Home equity loans
Days past due:
Current	$7,128	$5,648	$4,745	$2,180	$993	$24,716	$1,116,621	$1,162,031
30 days past due	6	49	68	71	24	491	2,200	2,909
60 days past due	—	—	—	—	—	603	339	942
90 days past due	75	65	172	180	22	1,548	650	2,712
Total Home equity loans	$7,209	$5,762	$4,985	$2,431	$1,039	$27,358	$1,119,810	$1,168,594

Consumer
Days past due:
Current	$314,475	$169,443	$127,757	$69,892	$36,304	$151,948	$29,168	$898,987
30 days past due	229	364	208	191	132	1,570	137	2,831
60 days past due	145	82	90	124	90	658	17	1,206
90 days past due	74	121	181	109	29	1,119	—	1,633
Total consumer	$314,923	$170,010	$128,236	$70,316	$36,555	$155,295	$29,322	$904,657

Construction and land development
Days past due:
Current	$411,728	$204,368	$33,965	$13,429	$8,484	$14,185	$162	$686,321
30 days past due	—	24	—	—	—	—	—	24
60 days past due	—	—	—	—	—	12	—	12
90 days past due	—	—	—	—	—	104	—	104
Total Construction and land development	$411,728	$204,392	$33,965	$13,429	$8,484	$14,301	$162	$686,461

Other income producing property
Days past due:
Current	$22,131	$5,620	$4,906	$4,977	$6,303	$37,575	$1,379	$82,891
30 days past due	—	—	—	—	—	90	—	90
60 days past due	—	—	—	—	—	156	—	156
90 days past due	—	—	—	—	—	14	—	14
Total other income producing property	$22,131	$5,620	$4,906	$4,977	$6,303	$37,835	$1,379	$83,151

Total Consumer Loans
Days past due:
Current	$1,947,911	$1,095,907	$576,511	$336,965	$280,960	$1,039,029	$1,147,334	$6,424,617
30 days past due	589	1,103	510	734	1,224	4,381	2,337	10,878
60 days past due	145	412	308	378	201	2,357	356	4,157
90 days past due	384	760	1,044	838	325	7,531	650	11,532
Total Consumer Loans	$1,949,029	$1,098,182	$578,373	$338,915	$282,710	$1,053,298	$1,150,677	$6,451,184

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans	$6,913,060	$3,765,913	$3,187,599	$2,026,918	$1,575,244	$4,106,997	$2,352,435	$23,928,166

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$759,525	$615,142	$471,224	$446,996	$351,859	$960,330	$—	$3,605,076
30 days past due	4,933	7,744	2,776	2,070	3,203	9,294	—	30,020
60 days past due	—	350	1,222	486	103	2,710	—	4,871
90 days past due	—	176	264	994	875	5,254	—	7,563
Total Consumer owner occupied	$764,458	$623,412	$475,486	$450,546	$356,040	$977,588	$—	$3,647,530

Home equity loans
Days past due:
Current	$7,654	$6,694	$7,670	$658	$398	$30,039	$1,231,510	$1,284,623
30 days past due	134	52	—	79	—	272	2,324	2,861
60 days past due	—	—	—	—	—	116	418	534
90 days past due	155	93	—	157	330	1,886	1,502	4,123
Total Home equity loans	$7,943	$6,839	$7,670	$894	$728	$32,313	$1,235,754	$1,292,141

Consumer
Days past due:
Current	$291,305	$201,330	$115,203	$62,485	$38,272	$147,101	$32,874	$888,570
30 days past due	105	473	454	224	29	1,043	23	2,351
60 days past due	68	143	93	61	37	376	47	825
90 days past due	73	195	272	185	100	1,663	100	2,588
Total consumer	$291,551	$202,141	$116,022	$62,955	$38,438	$150,183	$33,044	$894,334

Construction and land development
Days past due:
Current	$370,457	$163,728	$63,521	$18,530	$4,497	$25,399	$—	$646,132
30 days past due	6,172	3,660	161	—	2,255	184	—	12,432
60 days past due	282	—	438	—	—	—	—	720
90 days past due	—	—	—	—	—	52	—	52
Total Construction and land development	$376,911	$167,388	$64,120	$18,530	$6,752	$25,635	$—	$659,336

Other income producing property
Days past due:
Current	$7,941	$7,073	$8,828	$8,946	$6,872	$51,554	$2,709	$93,923
30 days past due	—	—	—	—	—	240	—	240
60 days past due	—	—	—	135	—	196	—	331
90 days past due	—	—	—	—	—	223	—	223
Total other income producing property	$7,941	$7,073	$8,828	$9,081	$6,872	$52,213	$2,709	$94,717

Total Consumer Loans
Days past due:
Current	$1,436,882	$993,967	$666,446	$537,615	$401,898	$1,214,423	$1,267,093	$6,518,324
30 days past due	11,344	11,929	3,391	2,373	5,487	11,033	2,347	47,904
60 days past due	350	493	1,753	682	140	3,398	465	7,281
90 days past due	228	464	536	1,336	1,305	9,078	1,602	14,549
Total Consumer Loans	$1,448,804	$1,006,853	$672,126	$542,006	$408,830	$1,237,932	$1,271,507	$6,588,058

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving	Total
Total Loans	$6,483,424	$4,366,629	$3,114,427	$2,432,491	$2,027,571	$4,529,176	$1,710,416	$24,664,134

The following table presents an aging analysis of past due accruing loans, segregated by class. As noted previously, prior period loan balances presented below reflect the loan reclassifications resulting from the system’s conversion completed during the second quarter of 2021.

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
December 31, 2021
Construction and land development	$1,176	$59	$43	$1,278	$2,026,371	$1,567	$2,029,216
Commercial non-owner occupied	3,591	2,110	96	5,797	6,709,993	19,909	6,735,699
Commercial owner occupied	2,756	1,732	626	5,114	4,950,470	14,532	4,970,116
Consumer owner occupied	4,046	533	—	4,579	3,615,602	18,183	3,638,364
Home equity loans	2,565	913	—	3,478	1,158,861	6,255	1,168,594
Commercial and industrial	50,451	26,639	3,991	81,081	3,672,611	7,441	3,761,133
Other income producing property	879	424	106	1,409	691,320	4,075	696,804
Consumer	2,672	840	1	3,513	897,688	3,456	904,657
Other loans	—	—	—	—	23,583	—	23,583
	$68,136	$33,250	$4,863	$106,249	$23,746,499	$75,418	$23,928,166
December 31, 2020
Construction and land development	$520	$1,142	$—	$1,662	$1,886,763	$2,421	$1,890,846
Commercial non-owner occupied	188	372	471	1,031	6,145,745	5,470	6,152,246
Commercial owner occupied	2,900	840	—	3,740	4,802,898	26,059	4,832,697
Consumer owner occupied	1,165	3,294	34	4,493	3,649,697	28,477	3,682,667
Home equity loans	1,805	481	—	2,286	1,279,929	9,926	1,292,141
Commercial and industrial	10,979	22,089	10,864	43,932	4,993,160	9,218	5,046,310
Other income producing property	897	338	278	1,513	845,844	7,543	854,900
Consumer	1,718	818	4	2,540	885,720	6,074	894,334
Other loans	13	6	—	19	17,974	—	17,993
	$20,185	$29,380	$11,651	$61,216	$24,507,730	$95,188	$24,664,134

The following is a summary of information pertaining to nonaccrual loans by class, including restructured loans. Prior period loan balances presented below reflect the loan reclassifications resulting from the system’s conversion completed during the second quarter of 2021.

	December 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2021	90 Days Accruing(1)	with no allowance(1)	2020
Construction and land development	$1,567	$43	$81	$2,421
Commercial non-owner occupied	19,909	96	8,771	5,470
Commercial owner occupied real estate	14,532	626	6,609	26,059
Consumer owner occupied	18,183	—	—	28,477
Home equity loans	6,255	—	49	9,926
Commercial and industrial	7,441	3,991	177	9,218
Other income producing property	4,075	106	220	7,543
Consumer	3,456	1	—	6,074
Total loans on nonaccrual status	$75,418	$4,863	$15,907	$95,188
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at December 31, 2021.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2021	Coverage	%	2020	Coverage	%
Commercial owner occupied real estate
Church	$1,953	$2,308	118%	$—	—
Office	—	—		1,076	$1,485	138%
Retail	—	—		4,849	5,490	113%
Other	4,656	12,200	262%	1,010	1,075	106%
Commercial non-owner occupied real estate
Hotel	1,822	4,100	225%	—	—
Other	6,949	9,630	139%	—	—
Total collateral dependent loans	$15,380	$28,238		$6,935	$8,050

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. During the second quarter of 2020, the Bank increased the threshold limit for loans individually evaluated from $500,000 to $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased by $8.4 million from December 31, 2020 compared to the balance at December 31, 2021

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed by the Bank to determine if a TDR, sometimes referred to herein as a restructured loan, has occurred. The Bank designates loan modifications as TDRs when it grants a concession to a borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. See Note 1—Summary of Significant Accounting Policies for how such modifications are factored into the determination of the ACL.

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

The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession met the criteria stipulated in the CARES Act. Details in regards to the Company’s implemented loan modification programs in response to the COVID-19 pandemic under the CARES Act is disclosed under the Note 1—Summary of Significant Accounting Policies.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Construction and land development	—	$—	$—	2	$96	$96
Commercial owner occupied	1	276	276	4	6,905	6,905
Consumer owner occupied	—	—	—	1	28	28
Home equity loans	—	—	—	1	52	52
Commercial and industrial	1	33	33	3	372	372
Other income producing property	1	206	206	2	71	71
Total interest rate modifications	3	$515	$515	13	$7,524	$7,524
Term modification
Commercial non-owner occupied	1	$316	$316	—	$—	$—
Commercial owner occupied	—	—	—	1	180	180
Consumer owner occupied	—	—	—	5	579	579
Home equity loans	—	—	—	1	50	50
Commercial and industrial	1	38	38	2	284	284
Other income producing property	—	—	—	1	338	338
Consumer	—	—	—	3	120	120
Total term modifications	2	$354	$354	13	$1,551	$1,551
	5	$869	$869	26	$9,075	$9,075

At December 31, 2021 and 2020, the balance of accruing TDRs was $11.2 million and $14.6 million, respectively. The Company had $537,000 and $576,000 remaining availability under commitments to lend additional funds on restructured loans at December 31, 2021 and 2020, respectively. The amount of specific reserve associated with restructured loans was $2.5 million and $1.2 million at December 31, 2021 and 2020, respectively.

The following table presents the changes in status of loans restructured within the previous 12 months as of December 31, 2021 by type of concession. The subsequent default in this case had no impact on the expected credit losses.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	3	$515	—	$—	—	$—
Term modification	1	316	1	38	—	—
	4	$831	1	$38	—	$—

Note 5—Allowance for Credit Losses (ACL)

See Note 1—Summary of Significant Accounting Policies in this Annual Report on Form 10-K for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Year Ended December 31,2021
Allowance for credit losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(204)	—	(1,002)	(29)	(87)	(8,809)	—	—	(2,052)	(863)	(3,853)	(16,899)
Recoveries	1,547	146	2,256	60	1,861	2,075	3	—	970	1,070	3,812	13,800
Net recoveries (charge offs)	1,343	146	1,254	31	1,774	(6,734)	3	—	(1,082)	207	(41)	(3,099)
Provision (benefit) (1)	(17,868)	(773)	(4,627)	52	(31,378)	3,321	(2,969)	(945)	(34,228)	(44,979)	(18,009)	(152,403)
Balance at end of period December 31,2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$45,575	$611	$12,954	$4,989	$37,159	$21,887	$4,921	$565	$60,353	$77,494	$25,702	$292,210
Individually evaluated	150	—	91	—	434	—	—	—	590	196	1,003	2,464
Total quantitative allowance	45,725	611	13,045	4,989	37,593	21,887	4,921	565	60,943	77,690	26,705	294,674
Qualitative allowance	1,311	—	280	8	—	1,262	—	—	851	1,959	1,462	7,133
Balance at end of period December 31,2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807

Year Ended December 31,2020
Allowance for credit losses:
Balance at beginning of period January 1, 2020	$6,128	$15	$4,327	$815	$6,211	$4,350	$1,557	$956	$10,879	$15,219	$6,470	$56,927
Impact of Adoption	5,455	11	3,849	779	5,588	3,490	1,391	914	9,505	13,898	6,150	51,030
Initial PCD Allowance	406	3	289	—	351	669	97		898	656	39	3,408
Adjusted CECL balance, January 1, 2020	$11,989	$29	$8,465	$1,594	$12,150	$8,509	$3,045	$1,870	$21,282	$29,773	$12,659	$111,365
Impact of merger on provision for non-PCD loans	16,712	226	4,227	4,893	7,673	3,836	1,212	919	25,393	35,067	9,284	109,442
Initial PCD Allowance	29,935	804	5,119	1,302	6,035	6,120	902	1,003	34,077	45,787	18,320	149,404
Charge-offs	(528)	(24)	(1,053)	(32)	(347)	(6,158)	—	—	(1,205)	(601)	(4,654)	(14,602)
Recoveries	1,143	455	1,251	111	1,407	1,922	71	—	1,089	518	3,810	11,777
Net charge offs	615	431	198	79	1,060	(4,236)	71	—	(116)	(83)	(844)	(2,825)
Provision (benefit) (1)	4,310	(252)	(1,311)	(2,954)	40,279	12,333	2,657	(2,282)	16,468	13,877	6,798	89,923
Balance at end of period December 31,2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$54,656	$1,238	$14,625	$4,733	$67,188	$18,435	$7,887	$685	$91,106	$116,571	$38,805	$415,929
Individually evaluated	82	—	77	—	9	120	—	—	948	6	7	1,249
Total quantitative allowance	54,738	1,238	14,702	4,733	67,197	18,555	7,887	685	92,054	116,577	38,812	417,178
Qualitative allowance	8,823	—	1,996	181	—	8,007	—	825	5,050	7,844	7,405	40,131
Balance at end of period December 31,2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
(1)	A negative provision (recovery) for credit losses of $12.9 million was recorded during 2021 compared to an additional provision for credit losses of $43.4 million, of which $9.6 million was from the initial impact from the merger with CSFL, recorded during 2020 for the allowance for credit losses for unfunded commitments that is not considered in the above table.

An aggregated analysis of the changes in allowance for loan losses, for comparative period, prior to the adoption of ASU 2016-13 is as follows:

	Non-acquired	Acquired Non-Credit	Acquired Credit
(Dollars in thousands)	Loans	Impaired Loans	Impaired Loans	Total
Year Ended December 31,2019:
Balance at beginning of period	$51,194	$—	$4,604	$55,798
Loans charged-off	(6,917)	(2,858)	—	(9,775)
Recoveries of loans previously charged off	3,367	547	—	3,914
Net charge-offs	(3,550)	(2,311)	—	(5,861)
Provision for loan losses charged to operations	9,283	2,311	1,183	12,777
Reduction due to loan removals	—	—	(723)	(723)
Balance at end of period	$56,927	$—	$5,064	$61,991

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for non-acquired loans, for comparative period, prior to the adoption of ASU 2016-13:

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

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired non-credit impaired loans, for comparative period, prior to the adoption of ASU 2016-13:

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

The following tables present a disaggregated analysis of activity in the allowance for loan losses and loan balances for acquired credit impaired loans, for comparative period, prior to the adoption of ASU 2016-13:

		Commercial
		Real Estate-
	Commercial	Construction and	Residential		Commercial
(Dollars in thousands)	Real Estate	Development	Real Estate	Consumer	and Industrial	Total
Year Ended December 31, 2019:
Allowance for loan losses:
Balance at beginning of period	$801	$717	$2,246	$761	$79	$4,604
Provision for loan losses	577	(148)	716	(222)	260	1,183
Reduction due to loan removals	(1)	—	(407)	—	(315)	(723)
Balance at end of period	$1,377	$569	$2,555	$539	$24	$5,064
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	$1,377	$569	$2,555	$539	$24	$5,064
Loans:*
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	130,938	25,032	163,359	35,488	7,029	361,846
Total acquired credit impaired loans	$130,938	$25,032	$163,359	$35,488	$7,029	$361,846

*     The carrying value of acquired credit impaired loans includes a non-accretable difference which is primarily associated with the assessment of credit quality of acquired loans.

Note 6—Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of the changes in the carrying value of OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO	Bank Premises Held For Sale	Total
Balance, December 31, 2019	$6,539	$5,425	$11,964
Acquired in the CSFL acquisition	9,931	18,380	28,311
Additions, net	5,553	21,787	27,340
Writedowns	(729)	(356)	(1,085)
Sold	(9,380)	(9,230)	(18,610)
Balance, December 31, 2020	$11,914	$36,006	$47,920
Measurement period adjustment pertaining to CSFL acquisition	—	(1,226)	(1,226)
Additions, net	3,642	4,373	8,015
Writedowns	(1,949)	(118)	(2,067)
Sold	(10,871)	(29,457)	(40,328)
Balance, December 31, 2021	$2,736	$9,578	$12,314

At December 31, 2021, there were a total of 12 properties included in OREO which compares to 42 properties included in OREO, at December 31, 2020. At December 31, 2021, there were a total of 9 properties included in bank premises held for sale which compares to 33 properties included in premises held for sale, at December 31, 2020. During the second quarter of 2020, a reclassification was made so that bank property held for sale is now separately disclosed on the balance sheet. At December 31, 2021, the Company had $558,000 in residential real estate included in OREO and $3.6 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2021	2020
Land					$145,276	$152,263
Buildings and leasehold improvements	15	-	40	years	404,655	406,078
Equipment and furnishings	3	-	10	years	169,271	161,009
Lease right of use assets					110,311	113,422
Construction in process					14,518	3,618
Total					844,031	836,390
Less accumulated depreciation					(285,532)	(257,151)
					$558,499	$579,239

Depreciation expense charged to operations was $29.2 million, $25.3 million, and $18.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

At December 31, 2021 and 2020, computer software with an original cost of $43.5 million and $37.4 million, respectively, were being amortized using the straight-line method over thirty-six months. Amortization expense totaled $4.8 million, $2.4 million, and $1.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. There were no capitalized implementation costs in 2021 related to internal use software following the guidance of ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.

See Note 21—Lease Commitments for further details on lease right of use asset.

Note 8—Goodwill and Other Intangible Assets

The Company evaluated the carrying value of goodwill as of October 31, 2021, its annual test date, and concluded that no impairment charge was necessary. The Company will continue to monitor the impact of COVID-19 on the Company’ business, operating results, cash flows and/or financial condition. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$1,563,942	$1,002,900
Additions:
Goodwill from CenterState acquisition	—	561,042
Goodwill from Duncan Williams acquisition	15,816	—
Goodwill subsequent fair value adjustment from CenterState acquisition	1,327	—
Balance at end of period	$1,581,085	$1,563,942

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2021	2020
Gross carrying amount	$257,874	$258,554
Accumulated amortization	(129,807)	(95,962)
	$128,067	$162,592

Amortization expense totaled $35.2 million and $27.0 million and $13.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years.

Estimated amortization expense for other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2022	$30,056
2023	24,634
2024	19,790
2025	16,480
2026	13,264
Thereafter	23,843
$128,067

Note 9—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2021	2020
Non-interest bearing checking	$11,498,840	$9,711,338
Interest-bearing checking	9,018,987	6,955,575
Savings	3,350,547	2,694,011
Money market	8,376,380	7,584,353
Time deposits	2,810,075	3,748,605
Total deposits	$35,054,829	$30,693,882

At December 31, 2021 and 2020, the Company had $603.2 million and $814.2 million in certificates of deposits of $250,000 and greater, respectively. At December 31, 2021 and 2020, the Company held $325.0 million and $600.0 million of traditional, out-of-market brokered deposits, respectively.

At December 31, 2021, the scheduled maturities of time deposits (includes $6.1 million of other time deposits) of all denominations are as follow:

(Dollars in thousands)
Year ended December 31:
2022	$2,078,328
2023	410,875
2024	121,266
2025	138,171
2026	58,139
Thereafter	3,296
$2,810,075

Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date. Information concerning federal funds purchased and securities sold under agreements to repurchase are below:

	December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased and securities sold under repurchase agreements	$781,239	0.12%	$779,666	0.17%	$298,741	0.90%
Average for the year:
Federal funds purchased and securities sold under repurchase agreements	$877,969	0.14%	$553,110	0.35%	$282,172	0.93%
Maximum month-end balance:
Federal funds purchased and securities sold under repurchase agreements	$898,663		$779,666		$321,833

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

At December 31, 2021 and December 31, 2020, the Company’s repurchase agreements totaled $400.0 million and $394.9 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2021 and December 31, 2020. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $471.3 million and $515.9 million at December 31, 2021 and December 31, 2020, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Note 11—Other Borrowings

The Company’s other borrowings were as follows:

			2021				2020
					Weighted				Weighted
		Interest			Average	Interest			Average
		Rate at		Average	Interest	Rate at		Average	Interest
(Dollars in thousands)	Maturity	12/31/2021	Balance	Balance	Rate	12/31/2020	Balance	Balance	Rate
Short-term borrowings:
FHLB Advances	Various	—%	$—			—%	$—
FRB Borrowings	Various	—%	—			—%	—
US Bank Line of Credit	Daily	—%	—			—%	—
Total short-term borrowings		—%	$—	$1,986	2.22%	—%	$—	$745,939	0.63%

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	1.99%	$12,372			2.01%	$12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	1.99%	8,248			2.01%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	1.79%	20,619			1.81%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	2.97%	6,186			3.09%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	2.40%	4,124			2.42%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	1.92%	3,093			1.94%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	1.60%	10,310			1.62%	10,310
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	1.60%	10,310			1.62%	10,310
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	1.77%	15,464			1.79%	15,464
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	1.75%	10,310			1.77%	10,310
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	1.90%	5,155			1.92%	5,155
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	1.87%	4,124			1.97%	4,124
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	1.91%	8,248			1.97%	8,248
CenterState Banks of Florida Statutory Trust I junior subordinated debt(1)	9/22/2033	—%	—			3.30%	10,310
Valrico Capital Statutory Trust junior subordinated debt(1)	9/8/2034	—%	—			2.93%	2,577
Federal Trust Statutory Trust I junior subordinated debt(1)	9/17/2033	—%	—			3.18%	5,155
Gulfstream Bancshares Capital Trust II junior subordinated debt(1)	3/6/2037	—%	—			1.93%	3,093
Homestead Statutory Trust I junior subordinated debt(1)	10/1/2036	—%	—			1.88%	10,495
BSA Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	—%	—			1.77%	5,155
MRCB Statutory Trust II junior subordinated debt(1)	9/15/2036	—%	—			1.82%	3,093
Fair Market Value Discount Trust Preferred Debt Acquired			(1,398)				(14,116)
Total Junior Subordinated Debt		1.89%	117,165	130,048	1.97%	2.05%	144,325	131,817	2.51%

Residential Warranty Corp. subordinated note(5)	4/15/2021	—%	—			5.00%	7,000
Messiah College subordinated note(5)	4/15/2021	—%	—			5.00%	4,000
National Bank of Commerce subordinated debt(2)	6/1/2026	—%	—			6.00%	25,000
Landmark Bancshares subordinated debt(3)	6/30/2027	6.50%	13,000			6.50%	13,000
CenterState Bank Corporation subordinated debt(4)	6/1/2030	5.75%	200,000			5.75%	200,000
Long-term subordinated debt costs			(3,099)				(3,146)
Total Subordinated Debt		5.80%	209,901	222,765	5.81%	5.78%	245,854	139,584	5.69%

Other Long Term Debt	Various	—%	—	—	—%	—%	—	92	0.50%

Total long-term borrowings		4.40%	$327,066	$352,813	4.36%	4.40%	$390,179	$271,493	3.60%

Total borrowings		4.40%	$327,066	$354,799	4.35%	4.40%	$390,179	$1,017,432	1.58%

(1) All of the junior subordinated debt above is adjustable rate based on three-month LIBOR plus a spread ranging from 140 basis points to 285 basis points.

(2) The Notes bear interest at a fixed rate of 6.0% per year, from, and including, May 19, 2016, to, but excluding, June 1, 2021. On June 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 basis points. The Notes were redeemed by the Company on June 1, 2021.

(3) The Notes bear interest at a fixed rate of 6.5% per year, to, but excluding, June 30, 2022. On June 30, 2022, the Notes convert to a floating rate equal to three-month LIBOR plus 467 basis points. The Notes may be redeemed by the Company after June 30, 2022.

(4) The $200 million in Notes bear interest at a fixed rate of 5.75% per year, to, but excluding, June 1, 2025. On June 1, 2025, the Notes convert to a floating rate equal to SOFR plus 562 basis points. The Notes may be redeemed by the Company after June 1, 2025. The balance in the table above at December 31, 2021 is net of debt issuance costs of $3.1 million.

(5) These subordinated notes were not classified as Tier 2 Capital for regulatory capital purposes.

Short-Term Borrowings

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of December 31, 2021 and 2020, there were no outstanding short-term borrowings. For the years ended December 31, 2021 and 2020, the average balance for short-term borrowings was $2.0 million and $745.9 million, respectively. The year-to-date weighted average cost for the years ended December 31, 2021 and 2020 was 2.22% and 0.63%, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2021, were approximately $3.7 billion and investment securities and cash pledged were approximately $227.6 million. This allows the Company a total borrowing capacity at the FHLB of approximately $2.8 billion. After accounting for letters of credit totaling $12.0 million, the Company had unused net credit available with the FHLB in the amount of approximately $2.8 billion at December 31, 2021. The Company also has a total borrowing capacity at the FRB of $981.1 million at December 31, 2021 secured by a blanket lien on $1.6 billion in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at December 31, 2021 and 2020.

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

All of the Company’s junior subordinated debt is callable after five years from issuance. Therefore, all of the junior subordinated debt is callable at December 31, 2021.

As of December 31, 2021, the sole assets of the trusts were an aggregate of $117.2 million, net of unamortized discount, of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2021, the Company recorded a $117.2 million liability for the junior subordinated debt securities, net of a $1.4 million discount recorded on Citizens South Banking Corporation Statutory Trust I, Community Capital Statutory Trust I, FCRV Statutory Trust I and Provident Community Bancshares Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $118.6 million and the Company would fully amortize any remaining discount into interest expense. The remaining discount is being amortized over a four-year period.

As of December 31, 2021, and 2020, there was $117.2 million (net of discount of $1.4 million) and $144.3 million (net of discount of $14.1 million), respectively, in junior subordinated debt. The weighted average cost of the junior subordinated debt at period end December 31, 2021 was 1.89% and the weighted average cost year to date for the year ended December 31, 2021 of 1.97%. This does not take into account the unamortized discount at period end or the discount amortization recorded during the year. If the discount were taken into account, the weighted average cost year to date would be 2.85%. This compares to a weighted average cost of the junior subordinated debt at period end December 31, 2020 of 2.05% and the weighted average cost year to date for the year ended December 31, 2020 of 2.51%. If the discount were taken into account, the weighted average cost year to date would be 3.56% in 2020. During the second quarter of 2021, the Company redeemed $38.5 million in trust preferred securities that were acquired in the merger with CSFL. With the redemption of the trust preferred securities, the remaining fair value mark on these borrowings of $11.7 million was written off as an extinguishment of debt cost.

Pursuant to the Basel III rules adopted by the bank regulatory agencies in July 2013, financial institutions with less than $15 billion in total assets may continue to include their trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital any trust preferred securities issued after such date. A financial institution may continue to include its trust preferred securities in Tier 1 capital if it exceeds $15 billion in total assets through organic growth, but if it exceeds $15 billion in total assets through an acquisition or enters into an acquisition after exceeding $15 billion in total assets through organic growth, then the trust preferred securities would no longer be included in Tier 1 capital. Therefore, upon closing on the merger with CSFL in 2020, all of the Company’s trust preferred securities are no longer included in Tier 1 capital. Following the merger, these trust preferred securities are now included in Tier 2 capital for regulatory capital purposes.

Subordinated Debt and Notes

As of December 31, 2021, the Company recorded a $209.9 million liability for the subordinated debt, which was net of $3.1 million in debt issuance costs recorded on the CenterState subordinated debt issuance of $200.0 million. The remaining balance of the debt issuance costs are being amortized over a seven and one-half year period.

The weighted average cost of the subordinated debt at period end December 31, 2021 was 5.80% and the weighted average cost year to date for the year ended December 31, 2021 of 5.81%. The weighted average cost of the subordinated debt at period end December 31, 2020 was 5.78% and the weighted average cost year to date for the year ended December 31, 2020 of 5.69%. This does not take into account the amortization of the debt issuance costs. If the debt issuance costs were taken into account, the weighted average cost year to date for the year ended December 31, 2021 and 2020 would be 6.06% and 5.93%, respectively.

Qualifying subordinated debt can be included in Tier 2 capital for regulatory capital purposes. Of our subordinated debt, the amounts for the Landmark Bancshares and CenterState Bank Corporation totaling $213.0 million qualify for Tier 2 capital at December 31,2021. During the second quarter of 2021, the Company redeemed $25.0 million in subordinated debentures and repaid $11.0 million of subordinated notes that matured. The subordinated notes for Residential Warranty Corp. and Messiah College totaling $11.0 million that matured in 2021 did not qualify for Tier 2 capital purposes.

Line of Credit

On November 15, 2021, the Company entered into an amendment and restatement to its Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $100 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 14, 2022, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to 1.40% plus monthly reset term SOFR Rate. As of December 31, 2021 and 2020, there was no outstanding balance associated with the line of credit. For the year ended December 31, 2021, the average balance for U.S. Bank line of credit was $2.0 million and year-to-date weighted average cost for the years ended December 31, 2021 was 2.22%. There was no outstanding balance on the U.S. Bank line of credit during 2020.

Principal maturities of other borrowings, net of unamortized discount or debt issuance costs, are summarized below:

Junior
	Subordinated	FHLB	Subordinated
(Dollars in thousands)	Debt	Advances	Debt	Total
Year Ended December 31,
2022	$—	$—	$—	$—
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
2026	—	—	—	—
Thereafter	117,165	—	209,901	327,066
	$117,165	$—	$209,901	$327,066

Note 12—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current:
Federal	$43,959	$16,245	$40,375
State	16,512	13,296	4,965
Total current tax expense	60,471	29,541	45,340
Deferred:
Federal	61,521	(36,801)	(1,598)
State	6,744	(9,400)	200
Total deferred tax expense (benefit)	68,265	(46,201)	(1,398)
Provision (benefit) for income taxes	$128,736	$(16,660)	$43,942

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 21% in 2021, 2020 and 2019 to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income taxes at federal statutory rate	$126,899	$21,834	$48,389
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	18,372	3,077	4,080
Non-deductible merger expenses	—	1,344	—
Increase in cash surrender value of BOLI policies	(3,866)	(2,389)	(1,210)
Tax-exempt interest	(5,450)	(2,257)	(1,877)
Income tax credits	(11,759)	(7,138)	(6,881)
Non-deductible FDIC premiums	2,380	1,364	133
Non-deductible executive compensation	530	1,016	315
Benefit of tax loss carryback under CARES Act	—	(31,468)	—
Other, net	1,630	(2,043)	993
	$128,736	$(16,660)	$43,942

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

Under the CARES Act, tax law changed to include the ability to carry back net operating losses ("NOLs") generated in 2018 through 2020 for five years, which was previously disallowed. Due to differences in tax and GAAP accounting rules, which relates to a tax method change to fair value for loans, the Company filed a short period tax return as of the merger date, which generated a NOL. This loss was carried back to the 2015 through 2017 tax years at a 35% tax rate, generating an income tax benefit of $31.5 million during 2020.

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2021	2020
Allowance for credit losses	$81,767	$119,602
Other-than-temporary impairment on SBIC investments	—	268
Share-based compensation	6,290	2,807
Pension plan and post-retirement benefits	752	516
Deferred compensation	14,437	13,671
Purchase accounting adjustments	—	11,772
Other real estate owned	1,577	899
Net operating loss and tax credit carryforwards	20,659	26,229
Deferred loan fees and costs	—	12,826
Nonaccrual Interest	88	3,141
Lease liability	28,514	28,179
Mark to market assets	11,788	—
Unrealized losses on investment securities available for sale	6,691	—
Other	719	603
Total deferred tax assets	173,282	220,513
Unrealized gains on investment securities available for sale	—	13,026
Depreciation	21,028	18,326
Intangible assets	27,732	34,648
Net deferred loan costs	3,579	—
Right of use assets	27,136	27,012
Prepaid expense	725	1,950
Tax deductible goodwill	5,994	1,302
Mortgage servicing rights	16,100	6,134
Purchase accounting adjustments	890	—
Other	302	1,534
Total deferred tax liabilities	103,486	103,932
Net deferred tax assets before valuation allowance	69,796	116,581
Less, valuation allowance	(4,832)	(5,635)
Net deferred tax assets	$64,964	$110,946

The Company had federal net operating loss (“NOL”) and realized built-in loss carryforwards of $61.8 million and $91.9 million for the years ended December 31, 2021 and 2020, respectively, which expire in varying amounts between 2026 to 2036. All of the Company's loss carryforwards are subject to Section 382 of the Internal Revenue Code, which places an annual limitation on the amount of federal net operating loss carryforwards which the Company may utilize after a change in control, and also limits the Company's ability to utilize certain tax deductions (realized built-in losses or RBIL) due to the existence of a Net Unrealized Built-in Loss (NUBIL) at the time of the change in control. The Company acquired federal net operating loss carryforwards of $62.9 million in the 2020 merger with CSFL. These acquired NOLs are subject to a combined annual Section 382 limitation of $16.0 million. In total, the allowable deduction for all loss carryforwards on an annual basis is $20.7 million. The Company is allowed to carry forward any such limited RBIL under terms similar to those related to NOLs.

The Company also has acquired state net operating losses in Georgia, Florida and Alabama. These are also subject to annual limitations under Section 382, similar to the federal NOLs. The Company expects all Section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company has state net operating loss carryforwards of $169.4 million and $222.9 million for the years ended December 31, 2021 and 2020, respectively, most of which expire in varying amounts through 2039. There is a valuation allowance of $4.8 million on $122.5 million of state operating loss carryforwards at the parent company for which realizability is uncertain.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2021.

As of December 31, 2021, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2018.

Note 13—Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Business development and staff related	$14,571	$8,721	$8,837
Bankcard expense	3,459	2,224	2,331
Other loan expense	7,562	5,105	2,087
Director and shareholder expense	5,486	4,175	1,859
Armored carrier and courier expense	3,081	2,449	1,874
Property and sales tax	3,487	3,936	2,131
Bank service charge expense	2,037	1,725	776
Fraud and operational charge-off expense	4,727	2,231	1,179
Low income housing tax credit partnership amortization	9,986	12,977	6,141
Donations	2,563	2,121	999
Other	10,392	7,181	3,279
	$67,351	$52,845	$31,493

Note 14—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and shares in thousands, except for per share amounts)	2021	2020	2019
Basic earnings per common share:
Net income	$475,543	$120,632	$186,483
Weighted-average basic common shares	70,393	54,756	34,561
Basic earnings per common share	$6.76	$2.20	$5.40
Basic earnings per common share:
Net income	$475,543	$120,632	$186,483
Weighted-average basic common shares	70,393	54,756	34,561
Effect of dilutive securities	496	307	236
Weighted-average dilutive shares	70,889	55,063	34,797
Basic earnings per common share	$6.71	$2.19	$5.36

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021			2020			2019
Number of shares			57,169			136,844			62,235
Range of exercise prices	$87.30	to	$91.35	$61.42	to	$91.35	$87.30	to	$91.35

Note 15—Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows:

		Unrealized Gains
		and (Losses)	Gains and
		on Securities	(Losses) on
	Benefit	Available	Cash Flow
(Dollars in thousands)	Plans	for Sale	Hedges	Total
Balance at December 31, 2018	$(6,450)	$(18,394)	$(37)	$(24,881)
Other comprehensive income (loss) before reclassifications	20	28,245	(10,447)	17,818
Amounts reclassified from accumulated other comprehensive income	6,281	2,071	(272)	8,080
Net comprehensive income (loss)	6,301	30,316	(10,719)	25,898
Balance at December 31, 2019	(149)	11,922	(10,756)	1,017
Other comprehensive income (loss) before reclassifications	(119)	35,857	(26,140)	9,598
Amounts reclassified from accumulated other comprehensive income	117	(39)	36,896	36,974
Net comprehensive income (loss)	(2)	35,818	10,756	46,572
Balance at December 31, 2020	(151)	47,740	—	47,589
Other comprehensive income (loss) before reclassifications	75	(68,865)	—	(68,790)
Amounts reclassified from accumulated other comprehensive loss	133	(78)	—	55
Net comprehensive income (loss)	208	(68,943)	—	(68,735)
Balance at December 31, 2021	$57	$(21,203)	$—	$(21,146)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2021	2020	2019	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$—	$47,303	$(349)	Interest expense
	—	(10,407)	77	Provision for income taxes
	—	36,896	(272)	Net income
Gains on sales of available for sale securities:
	$(102)	$(50)	$2,655	Securities gains (losses), net
	24	11	(584)	Provision for income taxes
	(78)	(39)	2,071	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$174	$152	$8,053	Salaries and employee benefits
	(41)	(35)	(1,772)	Provision for income taxes
	133	117	6,281	Net income
Total reclassifications for the period	$55	$36,974	$8,080

Note 16—Restrictions on Subsidiary Dividends, Loans, or Advances

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The federal banking agencies have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current earnings.

During 2021, the Bank paid dividends to the Company of $200.0 million. These funds were used to repurchase approximately $146.4 million of Company stock on the open market, to pay dividends to shareholders of approximately $135.2 million and to redeem and pay-off trust preferred and subordinated debt of $74.5 million during 2021. During first quarter of 2020, the Bank paid special dividends to the Company totaling $24.7 million for which SCBFI approval was not required. These funds were used to repurchase Company stock on the open market totaling $24.7 million during the first quarter of 2020. The Bank also paid a special dividend of $33.0 million during the first quarter of 2020 to provide the Company more general operating liquidity during the COVID-19 pandemic. The Bank paid approximately $32.6 million to fund quarterly shareholder divided payments.

Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $503.2 million and $479.5 million at December 31, 2021 and 2020, respectively.

Note 17—Retirement Plans

The Company and its subsidiary had a non-contributory defined benefit pension plan covering all employees hired on or before December 31, 2005, who had attained age 21, and who had completed one year of eligible service. The Company’s funding policy on the pension plan was based principally, among other considerations, on contributing an amount necessary to satisfy the Internal Revenue Service’s funding standards. Effective July 1, 2009, the Company suspended the accrual of benefits for pension plan participants under the non-contributory defined benefit plan. The plan was terminated in the second quarter of 2019.

During 2018, we made the decision to terminate the non-contributory defined benefit pension plan. We received approval from the IRS through a determination letter in the fourth quarter of 2018 to proceed with the termination. The termination of the pension plan was recorded during the second quarter of 2019 and distributions of assets from the plan were fully paid out by the fourth quarter of 2019. During the second quarter of 2019, the Company recorded a charge of $9.5 million related to the termination of the pension plan in the Consolidated Statement of Income. This cost was the result of the recognition of the pre-tax losses from the pension plan that were recorded and held in accumulated other comprehensive income of $7.7 million and the write-off of the pension plan asset of $1.8 million. Participants had the option to be fully paid out in a lump sum or be paid through an annuity over time. If the participant chose the annuity, the funds were placed in an annuity product with a third-party.

The following sets forth the pension plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$—	$28,906
Service cost	—	—	121
Interest cost	—	—	1,158
Actuarial loss	—	—	2,471
Benefits paid	—	—	(538)
Expenses	—	—	(318)
Plan termination settlements	—	—	(31,800)
Benefit obligation at end of year	—	—	—
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	30,545
Actual return on plan assets	—	—	2,111
Benefits paid	—	—	(538)
Expenses	—	—	(318)
Plan termination settlements	—	—	(31,800)
Fair value of plan assets at end of year	—	—	—
Funded status	$—	$—	$—

At December 31, 2021 and 2020, there were no net losses recognized in accumulated other comprehensive income excluding related income tax effects.

The components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2021	2020	2019
Interest cost	$—	$—	$1,157
Service cost	—	—	121
Expected return on plan assets	—	—	(2,361)
Recognized net actuarial loss	—	—	483
Net periodic pension benefit	—	—	(600)
Plan termination settlement	—	—	10,126
Net periodic pension cost with settlement	—	—	9,526
Net loss	—	—	2,722
Amortization of net gain	—	—	(483)
Plan termination settlement adjustment	—	—	(10,126)
Total amount recognized in other comprehensive income	—	—	(7,887)
Total recognized in net periodic benefit cost and other comprehensive income	$—	$—	$1,639

Due to the termination of the pension plan in 2019, there was no benefit obligation or plan assets at December 31, 2021 and 2020. The weighted-average assumptions used to determine net periodic pension cost are as follows:

	Year ended
	December 31,
	2021	2020	2019
Discount rate	—%	—%	4.10%
Expected long-term return on plan assets	—%	—%	7.75%

For the year ended December 31, 2019, the discount rate of 4.10% was determined by matching the projected benefit obligation cash flows of the plan to an independently derived yield curve, to arrive at the single equivalent rate.

The policy, as established by the Investment Committee of the Defined Benefit Pension Plan, sought to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan was to achieve a rate of return that exceeds the actuarially assumed rate of return. The investment policy was reviewed on a regular basis and revised when appropriate based on the legal or regulatory environment, market trends, or other fundamental factors. In determining the long-term rate of return for the pension plan, the Company considered historical rates of return and the nature of the plan’s investments. Prior to making the decision to terminate the Plan, the Plan assets were divided among various investment classes with allowable allocation percentages as follows: Equities 55 - 65%, Fixed Income 20 - 40%, Cash Equivalents 0 - 35%. During 2019 before the termination of the pension plan, approximately 98% of pension plan assets were invested with Fixed Income Assets, and approximately 2% of pension plan assets were held in cash equivalents. When the decision was made to terminate the plan, the Investment Committee and the Company made the decision to move the Plan assets into less risky investments of Cash Equivalents and Fixed Income Assets and out of Equities. The plan made no purchases of the Company’s stock during 2021, 2020 and 2019. The difference between actual and expected returns on plan assets was accumulated and amortized over future periods and, therefore, affects the recognized expenses in such future periods.

Expenses incurred and charged against operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Pension plan termination expense	$—	$—	$9,526
Employee savings plan/ 401(k)	14,991	10,962	6,659
Supplemental executive retirement plan	3,475	2,862	2,343
Post-retirement benefits	67	43	144
	$18,533	$13,867	$18,672

The Company and its subsidiaries have a Safe Harbor plan. Under the plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a pre-tax contribution. Employees participating in the plan receive a 100% matching of their 401(k) plan contribution, up to 4% of salary. Effective January 1, 2018, employees are eligible for an additional 2% discretionary matching contribution contingent upon achievement of the Company’s annual financial goals and payable the first quarter of the following year. Based on our financial performance in 2021, we do not expect to pay a discretionary matching contribution in the first quarter of 2022. As a result of the merger with CSFL in 2020, all former CSFL employees became eligible to participate in the Company’s 401(k) plan as of legal close. CSFL’s existing 401(k) plan balances were merged into the Company’s 401(k) plan on January 4, 2021.

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

Note 18—Post-Retirement Benefits

At December 31, 2021, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, SouthState Bank Retiree Medical Plan (the “retiree medical plan”) and the First Federal Retiree Welfare Plan (the “retiree welfare plan”).

Retiree Medical Plan

Under the retiree medical plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2021, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$209	$254	$309
Interest cost	3	6	11
Actuarial loss	11	(19)	(33)
Benefits paid	(28)	(32)	(33)
Benefit obligation at end of year	195	209	254
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	28	32	33
Benefits paid	(28)	(32)	(33)
Fair value of plan assets at end of year	—	—	—
Funded status	$(195)	$(209)	$(254)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	2.10%	1.60%	2.70%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	1.60%	2.70%	3.80%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest cost	$3	$6	$11
Recognized net actuarial loss	—	2	6
Net periodic benefit cost	3	8	17
Net gain	11	(19)	(33)
Amortization of gain	—	(2)	(6)
Total amount recognized in other comprehensive income	11	(21)	(39)
Total recognized in net periodic benefit cost and other comprehensive income	$14	$(13)	$(22)

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $1,000.

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2022	$27
2023	25
2024	23
2025	22
2026	20
2027-2031	67
$184

The Company expects to contribute approximately $27,000 to the retiree medical plan in 2022.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired First Financial Holdings, Inc. employees who are currently receiving benefits. The plan was unfunded at December 31, 2021, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying consolidated financial statements:

	December 31,
(Dollars in thousands)	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$2,070	$2,109	$2,281
Interest cost	31	54	82
Actuarial loss	(110)	180	7
Benefits paid	(246)	(285)	(273)
Less: Federal subsidy on benefits paid	9	12	12
Benefit obligation at end of year	1,754	2,070	2,109
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	236	273	261
Participants’ contributions	10	12	12
Benefits paid	(246)	(285)	(273)
Fair value of plan assets at end of year	—	—	—
Funded status	$(1,754)	$(2,070)	$(2,109)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	2.10%	1.60%	2.70%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	1.60%	2.70%	3.80%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest cost	$31	$54	$82
Recognized net actuarial loss	174	151	160
Net periodic benefit cost	205	205	242
Net (gain) loss	(110)	180	7
Amortization of loss	(174)	(151)	(160)
Total amount recognized in other comprehensive income	(284)	29	(153)
Total recognized in net periodic benefit cost and other comprehensive income	$(79)	$234	$89

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $141,000.

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2022	$216
2023	203
2024	189
2025	174
2026	159
2027-2031	583
$1,524

The Company expects to contribute approximately $216,000 to the retiree welfare plan in 2022.

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

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The Company also assumed the obligations of CSFL under various equity incentive plans pursuant to the merger of CSFL on June 7, 2020.

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2004, 2012, 2019 and 2020 plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2004, 2012 or 2019 plans after January 26, 2012, February 1, 2019, and October 29, 2020, respectively, and the plans are closed other than for any options still unexercised and outstanding. The 2020 plan is the only plan from which new share-based compensation grants may be issued. It is the Company’s policy to grant options out of the 2,072,245 shares registered under the 2020 plan.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	Year Ended December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1, 2021	256,425	$59.01	176,888	$67.14	213,866	$61.28
Assumed stock options and warrants from CSFL merger	—	—	136,831	37.85	—	—
Exercised	(64,075)	45.35	(52,331)	32.12	(36,978)	33.26
Forfeited	(6,250)	85.42	(4,963)	48.89	—	—
Expired	(975)	(24.37)	—		—
Outstanding at December 31, 2021	185,125	63.03	256,425	59.01	176,888	67.14
Exercisable at December 31, 2021	185,125	63.03	256,425	59.01	131,216	60.12
Weighted-average fair value of options granted during the year		$—		$—		$28.01

The aggregate intrinsic value of 185,125, 256,425, and 176,888 stock options outstanding at December 31, 2021, 2020, and 2019 was $3.8 million, $4.6 million, and $3.7 million, respectively. The aggregate intrinsic value of 185,125, 256,425, and 131,216 stock options exercisable at December 31, 2021, 2020, and 2019 was $3.8 million, $4.6 million, and $3.6 million, respectively. The aggregate intrinsic value of 64,075, 52,331, and 36,978 stock options exercised for the years ended December 31, 2021, 2020, and 2019 was $2.3 million, $2.0 million and $1.4 million, respectively.

Information pertaining to options outstanding at December 31, 2021, is as follows:

			Options Outstanding				Options Exercisable
				Weighted					Weighted
				Average					Average
				Remaining		Weighted		Weighted	Remaining
Range of			Number	Contractual		Average	Number	Average	Contractual
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Exercise Price	Life
$21.66	-	$40.00	19,345	1.7	years	$32.23	19,345	$32.23	1.7	years
$40.01	-	$55.00	56,754	4.2	years	$44.70	56,754	$44.70	4.2	years
$55.01	-	$70.00	51,857	3.1	years	$63.62	51,857	$63.62	3.1	years
$70.01	-	$85.00	—	—	years	$—	—	$0.00	—	years
$85.01	-	$91.35	57,169	5.6	years	$91.12	57,169	$91.12	5.6	years
			185,125	4.0	years	$63.03	185,125	$63.03	4.0	years

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. We have not granted any stock options for the years ended December 31, 2021, 2020 and 2019, and therefore, we have not used the Black-Scholes option pricing model to fair value options.

As of December 31, 2021 and 2020, there were no unrecognized compensation costs related to non-vested stock option grants under the plans. As of December 31, 2019, there was $720,000 of total unrecognized compensation cost related to non-vested stock option grants under the plans. The total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was approximately $0, $1.4 million, and $799,000, respectively. Compensation expense of $0, $720,000, and $641,000 was recorded in 2021, 2020, and 2019, respectively. Of the expense in 2020, approximately $481,000 was recognized in June 2020 due to the acceleration of vesting of stock options through the merger with CSFL.

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

Non-vested restricted stock for the year ended December 31, 2021 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2021	11,004	$59.42
Vested	(7,938)	56.43
Nonvested at December 31, 2021	3,066	$67.31

The Company granted 0, 9,145, and 8,934 shares for the years ended December 31, 2021, 2020, and 2019, respectively. The weighted-average- grant-date fair value of restricted shares granted in 2021, 2020, and 2019 was $0, $55.96, and $73.34, respectively. Compensation expense of $370,000, $1.5 million, and $1.7 million was recorded in 2021, 2020, and 2019, respectively. Of the expense in 2020, approximately $704,000 was recognized in June 2020 due to the acceleration of vesting of restricted stock awards through the merger with CSFL.

The vesting schedule of these shares as of December 31, 2021 is as follows:

Shares
2022	750
2023	750
2024	1,566
3,066

As of December 31, 2021, there was $166,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.65 years as of December 31, 2021. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was approximately $448,000, $4.6 million, and $3.0 million, respectively.

Restricted Stock Units (“RSU”)

We, from time-to-time, also grant performance RSUs and time-vested RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CSFL, all legacy and assumed performance based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting or settlement date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the year ended December 31, 2021, we accrued for 100.0% of the RSUs granted. Due to the merger between the Company and CSFL effective June 7, 2020, a total of 242,018 restricted stock units became fully vested in 2020.

Nonvested RSUs for the year ended December 31, 2021 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2021	750,821	$60.88
Granted	301,230	81.14
Vested	(93,081)	64.66
Forfeited	(10,757)	64.20
Outstanding at December 31, 2021	948,213	$67.01

The nonvested shares of 948,213 at December 31, 2021 includes 25,937 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by December 31, 2023. The Company granted 301,230, 382,205, and 159,521 shares for the year ended December 31, 2021, 2020, and 2019, respectively. The weighted-average grant-date fair value of restricted stock units granted in 2021 was $81.14. Compensation expense of $25.2 million, $21.0 million, and $6.4 million was recorded in 2021, 2020, and 2019, respectively. Of the expense in 2020, approximately $7.5 million was recognized in June 2020 due to the acceleration of vesting of restricted stock units through the merger with CSFL.

As of December 31, 2021, there was $26.2 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.7 years as of December 31, 2021. The total fair value of restricted stock units that vested during the years ended December 31, 2021, 2020, and 2019 was approximately $6.0 million, $23.6 million, and $5.8 million, respectively.

Employee Stock Purchase Plan

The Company previously registered 363,825 shares of common stock in connection with the establishment of an Employee Stock Purchase Plan. At the annual shareholders meeting on October 29, 2020, a proposal was adopted to increase the shares of common stock that may be issued under the plan by up to 1,400,000 shares. The plan is available to all employees who have attained age 21 and completed six months of service. The Company currently has approximately 1.4 million shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter.

The 2002 Employee Stock Purchase Plan permits eligible employees to purchase Company stock at a discounted price. Beginning July 1, 2009, the 15% discount was reduced to 5%. Employees purchased 33,013, 32,476 and 21,100 shares in 2021, 2020 and 2019, respectively, through the Employee Stock Purchase Plan. The Company recognized $126,000, $81,000 and $75,000 in share-based compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 20—Stock Repurchase Program

In January 2019, the Board of Directors approved a stock repurchase program (“2019 Repurchase Program”) to repurchase up to 1,000,000 of our common shares, all of which was repurchased by June 30, 2019. In June 2019, the Board of Directors authorized an additional 2,000,000 of our common shares to be repurchased under the 2019 Repurchase Program. On January 27, 2021, the Company’s Board of Directors approved a new stock repurchase program (“2021 Stock Repurchase Plan”) authorizing the Company to repurchase up to 3,500,000 of the Company’s common shares. As of December 31, 2021, we have repurchased 1,817,941 shares of the 3,500,000 approved in January

2021 at an average price per share of $80.51 per share (excluding commission expense). Under the 2021 Stock Repurchase Plan, we may repurchase up to an additional 1,682,059 shares of common stock under the program. In 2020, the Company repurchased a total of 320,000 shares for $24.7 million or $77.23 per share (excluding commission expense). These shares repurchased in 2020 were under the 2019 Repurchase Program.

Under other arrangements where directors or officers surrendered currently owned shares to the Company to acquire proceeds for exercising stock options or paying taxes on currently vesting restricted stock, the Company repurchased 13,412, 122,708, and 35,674 shares at a cost of $1.1 million, $7.7 million, and $2.5 million in 2021, 2020, and 2019, respectively. Of the amounts in 2020, 86,263 shares at a cost of $5.2 million were related to the vesting of restricted stock due to the merger with CSFL.

Note 21—Lease Commitments

On January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The purpose of the update was to increase transparency and comparability between organizations that enter into lease agreements. The key difference between the previous guidance and the update is the recognition of a right-of-use asset (ROU) and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. ASC Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In applying this standard, we reviewed our material contracts to determine if they included a lease by this new definition and did not identify any new leases. Our lease agreements in which ASC Topic 842 has been applied are primarily for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. We performed an analysis on equipment leases for the implementation of ASC Topic 842 and determined the number and dollar amount of our equipment leases was not material.

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

As of December 31, 2021 and 2020, we had operating ROU assets of $110.3 million and $113.4 million, respectively, and operating lease liabilities of $115.9 million and $118.3 million, respectively. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 23 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term. We do not sublease any portion of these locations to third parties.

(Dollars in thousands)	Year Ended December 31,
	2021	2020	2019
Lease Cost Components:
Amortization of ROU assets - finance leases	$466	$289	$—
Interest on lease liabilities - finance leases	56	44	—
Operating lease cost (cost resulting from lease payments)	17,236	14,266	8,804
Short-term lease cost	446	404	494
Variable lease cost (cost excluded from lease payments)	2,768	1,081	430
Total lease cost	$20,972	$16,084	$9,728
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$56	$42	$—
Finance lease - financing cash flows	427	255	—
Operating lease - operating cash flows (fixed payments)	16,435	12,876	7,725
Operating lease - operating cash flows (net change asset/liability)	(12,790)	(9,123)	1,457
New ROU assets - operating leases	9,623	43,583	10,239
New ROU assets - finance leases	—	5,374	—
Weighted - average remaining lease term (years) - finance leases	6.41	7.40	—
Weighted - average remaining lease term (years) - operating leases	10.95	11.51	14.14
Weighted - average discount rate - finance leases	1.7%	1.7%	—
Weighted - average discount rate - operating leases	3.2%	3.3%	3.9%

Operating lease payments due:
2022	$15,215
2023	14,510
2024	13,340
2025	11,932
2026	11,468
Thereafter	73,647
Total undiscounted cash flows	140,112
Discount on cash flows	(24,198)
Total operating lease liabilities	$115,914

As of December 31, 2021, the Company also holds a small number of finance leases assumed in connection to the CSFL merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At December 31, 2021, we do not maintain any leases with related parties, and we determined that the number and dollar amount of our equipment leases was immaterial. As of December 31, 2021, we have two additional operating leases that have not yet commenced of $22,000. These operating leases will commence in fiscal year 2022 with a lease term of 13 months.

See further discussion in Note 1—Summary of Significant Accounting Policies on page F-18 on accounting for leases.

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

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2021, there is no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 23—Related Party Transactions

During 2021 and 2020, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $10.1 million and $28.7 million at December 31, 2021 and 2020 respectively. During 2021, $102.2 million of new loans were made to this group while repayments of $120.8 million were received during the year. During 2020, $12.4 million of new loans were made to this group while repayments of $17.7 million were received during the year. There were also additions to related party loans of $31.8 million due to the addition of new related parties through the acquisition of CSFL, and reductions to related party loans of $35.3 million due to the removal of related parties through the acquisition of CSFL in 2020. Related party deposits totaled approximately $21.4 million and $18.8 million at December 31, 2021 and 2020, respectively.

Note 24—Financial Instruments with Off-Balance Sheet Risk

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

The subsidiary’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The subsidiary uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2021 and 2020, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit	$7,416,311	$5,929,845
Standby letters of credit and financial guarantees	71,824	76,507
	$7,488,135	$6,006,352

As of December 31, 2021 and 2020, the subsidiary had recorded a liability for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, of $30.5 million and $43.4 million, respectively, which was recorded in Other Liabilities on the Balance Sheet. See Note 1—Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

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

Standby Letters of Credit and Financial Guarantees

Standby letters of credit and financial guarantees are conditional commitments issued by the banking subsidiary to guarantee the performance of a customer to a third-party. Those letters of credit and guarantees are primarily issued to support public and private borrowing arrangements. Essentially, all standby letters of credit have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale and trading securities, derivative contracts, mortgage loans held for sale, and MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO, bank properties held for sale, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be individually evaluated for expected credit losses if it no longer shares similar risk characteristics with other pooled loans. Once a loan is identified as and individually evaluated loan, Management measures expected credit losses using estimated fair value methodologies. The fair value of the individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring an ACL represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2021, approximately 55% of the individually evaluated loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Individually evaluated loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the individually evaluated loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, and adjusted for estimated selling costs (Level 2). However, OREO is considered Level 3 in the fair value hierarchy because Management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO Expense and Loan Related Expense in the Consolidated Statements of Income.

Bank Property Held for Sale

Bank property held for sale consists of locations that Management has identified as no longer needed and reclassified from bank premises. These properties are typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, and adjusted for estimated selling costs (Level 2). However, bank property held for sale is considered Level 3 in the fair value hierarchy because Management has qualitatively applied a discount due to the size, supply of inventory, restrictions and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time a property is identified as held for sale, any excess of the book balance over the fair value of the real estate is treated as a charge against earnings. Gains or losses on sale and generally any subsequent write-downs to the value are recorded as a component in Other Expense in the Consolidated Statements of Income.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021:
Assets
Derivative financial instruments	$414,742	$—	$414,742	$—
Loans held for sale	191,723	—	191,723	—
Trading securities	77,689	—	77,689	—
Securities available for sale:
U.S. Government agencies	97,117	—	97,117	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,831,039	—	1,831,039	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	725,995	—	725,995	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,207,241	—	1,207,241	—
State and municipal obligations	812,689	—	812,689	—
Small Business Administration loan-backed securities	500,663	—	500,663	—
Corporate securities	18,734	—	18,734	—
Total securities available for sale	5,193,478	—	5,193,478	—
Mortgage servicing rights	65,620	—	—	65,620
	$5,943,252	$—	$5,877,632	$65,620
Liabilities
Derivative financial instruments	$410,137	$—	$410,137	$—

December 31, 2020:
Assets
Derivative financial instruments	$813,899	$—	$813,899	$—
Loans held for sale	290,467	—	290,467	—
Trading securities	10,674	—	10,674	—
Securities available for sale:
U.S. Government agencies	29,256	—	29,256	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,367,132	—	1,367,132	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	755,551	—	755,551	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	240,108	—	240,108	—
State and municipal obligations	520,039	—	520,039	—
Small Business Administration loan-backed securities	404,884	—	404,884	—
Corporate securities	13,702	—	13,702	—
Total securities available for sale	3,330,672	—	3,330,672	—
Mortgage servicing rights	43,820	—	—	43,820
	$4,489,532	$—	$4,445,712	$43,820
Liabilities
Derivative financial instruments	$804,832	$—	$804,832	$—

There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2021 and 2020.

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the year ended December 31, 2021. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the years ended December 31, 2021 and 2020 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2021	$43,820	$—
Servicing assets that resulted from transfers of financial assets	26,733	—
Changes in fair value due to valuation inputs or assumptions	4,932	—
Changes in fair value due to decay	(9,865)	—
Fair value , December 31, 2021	$65,620	$—

Fair value, January 1, 2020	$30,525	$—
Servicing assets that resulted from transfers of financial assets	28,456	—
Changes in fair value due to valuation inputs or assumptions	(6,991)	—
Changes in fair value due to decay	(8,170)	—
Fair value, December 31, 2020	$43,820	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at December 31, 2021 or 2020.

See Note 29—Loan Servicing, Mortgage Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021:
OREO	$2,736	$—	$—	$2,736
Bank property held for sale	9,578	—	—	9,578
Individually evaluated loans	20,802	—	—	20,802
December 31, 2020:
OREO	$11,914	$—	$—	$11,914
Bank property held for sale	36,006	—	—	36,006
Individually evaluated loans	17,609	—	—	17,609

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2021	2020
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	9%	5%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	24%	14%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2021 and 2020. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities—Securities available for sale are valued at quoted market prices or dealer quotes. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 3—Investment Securities for additional information, as well as page F-67 regarding fair value.

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees—The fair values of commitments to extend credit are estimated taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$6,843,147	$6,843,147	$6,843,147	$—	$—
Trading securities	77,689	77,689	—	77,689	—
Investment securities	7,173,947	7,132,110	160,568	6,971,542	—
Loans held for sale	191,723	191,723	—	191,723	—
Loans, net of allowance for credit losses	23,626,359	23,921,372	—	—	23,921,372
Accrued interest receivable	90,069	90,069	—	19,241	70,828
Mortgage servicing rights	65,620	65,620	—	—	65,620
Interest rate swap - non-designated hedge	408,776	408,776	—	408,776	—
Other derivative financial instruments (mortgage banking related)	5,966	5,966	—	5,966	—
Financial liabilities:
Deposits	35,054,829	35,050,516	—	35,050,516	—
Federal funds purchased and securities sold under agreements to repurchase	781,239	781,239	—	781,239	—
Other borrowings	327,066	334,640	—	334,640	—
Accrued interest payable	3,345	3,345	—	3,345	—
Interest rate swap - non-designated hedge	410,137	410,137	—	410,137	—
Off balance sheet financial instruments:
Commitments to extend credit	—	93,501	—	93,501	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$4,609,255	$4,609,255	$4,609,255	$—	$—
Trading securities	10,674	10,674	—	10,674	—
Investment securities	4,446,657	4,448,300	160,443	4,287,857	—
Loans held for sale	290,467	290,467	—	290,467	—
Loans, net of allowance for credit losses	24,206,825	24,757,859	—	—	24,757,859
Accrued interest receivable	107,601	107,601	—	12,952	94,649
Mortgage servicing rights	43,820	43,820	—	—	43,820
Interest rate swap - non-designated hedge	802,763	802,763	—	802,763	—
Other derivative financial instruments (mortgage banking related)	11,136	11,136	—	11,136	—
Financial liabilities:
Deposits	30,693,882	30,719,416	—	30,719,416	—
Federal funds purchased and securities sold under agreements to repurchase	779,666	779,666	—	779,666	—
Other borrowings	390,179	386,126	—	386,126	—
Accrued interest payable	7,103	7,103	—	7,103	—
Interest rate swap - non-designated hedge	804,832	804,832	—	804,832	—
Off balance sheet financial instruments:
Commitments to extend credit	—	136,726	—	136,726	—

Note 26—Regulatory Matters

The Company is subject to regulations with respect to certain risk-based capital ratios. These risk-based capital ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The values of both balance sheet and off-balance sheet items are adjusted based on the rules to reflect categorical credit risk. In addition to the risk-based capital ratios, the regulatory agencies have also established a leverage ratio for assessing capital adequacy. The leverage ratio is equal to Tier 1 capital divided by total average consolidated on-balance sheet assets (minus amounts deducted from Tier 1 capital). The leverage ratio does not involve assigning risk weights to assets.

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

The following table presents actual and required capital ratios as of December 31, 2021 and December 31, 2020 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2021:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,201,644	11.75%	$1,906,831	7.00%	$1,770,629	6.50%
SouthState Bank (the Bank)	3,431,069	12.62%	1,902,954	7.00%	1,767,029	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,201,644	11.75%	2,315,438	8.50%	2,179,236	8.00%
SouthState Bank (the Bank)	3,431,069	12.62%	2,310,730	8.50%	2,174,804	8.00%
Total capital to risk-weighted assets:
Consolidated	3,692,674	13.56%	2,860,247	10.50%	2,724,045	10.00%
SouthState Bank (the Bank)	3,594,099	13.22%	2,854,431	10.50%	2,718,505	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,201,644	8.05%	1,590,045	4.00%	1,987,556	5.00%
SouthState Bank (the Bank)	3,431,069	8.65%	1,587,212	4.00%	1,984,015	5.00%
December 31, 2020:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,010,174	11.77%	$1,789,977	7.00%	$1,662,122	6.50%
SouthState Bank (the Bank)	3,157,098	12.39%	1,784,113	7.00%	1,656,677	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,010,174	11.77%	2,173,544	8.50%	2,045,688	8.00%
SouthState Bank (the Bank)	3,157,098	12.39%	2,166,423	8.50%	2,038,987	8.00%
Total capital to risk-weighted assets:
Consolidated	3,642,039	14.24%	2,684,966	10.50%	2,557,110	10.00%
SouthState Bank (the Bank)	3,397,463	13.33%	2,676,170	10.50%	2,548,733	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,010,174	8.27%	1,455,139	4.00%	1,818,924	5.00%
SouthState Bank (the Bank)	3,157,098	8.71%	1,450,604	4.00%	1,813,255	5.00%

As of December 31, 2021 and 2020, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In June 2016, the FASB issued ASU No. 2016-13 which required an entity to utilize a new impairment model known as the CECL model to estimate its lifetime “expected credit loss.” This standard was adopted and became effective on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects on regulatory capital from ASU 2016-13 at adoption, the Company initially elected the option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three-year phase-in of the recognition of the adoption date effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“five-year method”). Under this five-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from adoption date and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provide a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the five-year method and is deferring the recognition of the effects from adoption date and the CECL difference from the first two years of application.

Note 27—Condensed Financial Statements of Parent Company

Financial information pertaining only to SouthState Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Cash	$81,051	$131,522
Investment in subsidiaries	5,039,776	4,802,993
Other assets	10,556	108,086
Total assets	$5,131,383	$5,042,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Corporate and subordinated debentures	$327,066	$390,179
Other Liabilities	1,377	4,542
Shareholders’ equity	4,802,940	4,647,880
Total liabilities and shareholders’ equity	$5,131,383	$5,042,601

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income:
Dividends from subsidiaries	$200,083	$90,404	$214,852
Operating income	25	52	5,386
Total income	200,108	90,456	220,238
Operating expenses	40,727	45,574	15,409
Income before income tax benefit and equity in undistributed earnings of subsidiaries	159,381	44,882	204,829
Applicable income tax benefit	9,053	8,960	1,883
Equity in undistributed earnings of subsidiaries (excess distribution)	307,109	66,790	(20,229)
Net income available to common shareholders	$475,543	$120,632	$186,483

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$475,543	$120,632	$186,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,382	1,528	666
Share-based compensation	25,721	23,316	8,839
Extinguishment of debt cost	11,706	—	—
Gain on sale of securities available for sale	—	—	(5,366)
Decrease (increase) in other assets	5,690	(11,710)	(159)
Decrease in other liabilities	(3,648)	(12,323)	(959)
Undistributed earnings of subsidiaries	(307,109)	(66,790)	20,229
Net cash provided by operating activities	209,285	54,653	209,733
Cash flows from investing activities:
Proceeds from sales and calls of other investment securities	—	—	5,366
Repayment of investments in and advances to subsidiaries	93,591	163,000	—
Net cash inflow from acquisitions	—	19,650	—
Net cash provided by investing activities	93,591	182,650	5,366
Cash flows from financing activities:
Repayment of other borrowings	(75,878)	—	—
Common stock issuance	2,384	1,537	1,394
Common stock repurchased	(147,421)	(32,431)	(159,431)
Dividends paid on common stock	(135,337)	(98,256)	(57,696)
Stock options exercised	2,905	1,681	1,230
Net cash used in financing activities	(353,347)	(127,469)	(214,503)
Net (decrease) increase in cash and cash equivalents	(50,471)	109,834	596
Cash and cash equivalents at beginning of period	131,522	21,688	21,092
Cash and cash equivalents at end of period	$81,051	$131,522	$21,688

Note 28—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of its customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			December 31, 2021			December 31, 2020
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$15,716	$—	$1,355	$16,439	$—	$2,086

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	10,404,605	408,776	69,998	9,324,359	802,717	46
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	10,402,394	—	338,784	9,324,359	46	802,700

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	205,000	1,228	—	149,000	119	—
Contracts used to hedge mortgage pipeline	Other Assets	324,000	4,738	—	528,500	11,017	—
Total derivatives		$21,351,715	$414,742	$410,137	$19,342,657	$813,899	$804,832

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. The Company accounts for interest rate swaps that are classified as a cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We had no cash flow hedges as of December 31, 2021 and 2020. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 25—Fair Value, to these financial statements.

During 2020 the Company utilized interest rate swap agreements to manage interest rate risk related to funding through short term FHLB advances. During the fourth quarter of 2020, the Company made the decision to repay the FHLB advances and terminate the interest rate swap agreements due to the current low interest rate environment and the expectation that interest rates will remain low during the average life of these interest rate swaps.  As a result, in December 2020, the Company recorded through earnings termination costs of $40.8 million related to the interest rate swaps which included $2.0 million in interest expense on the interest rate swap hedges.

For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the derivative’s entire gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. Historically, for designated hedging relationships, we have had a third-party perform retrospective and prospective effectiveness testing on a quarterly basis using quantitative methods to determine if the hedge is still highly effective. Hedge accounting ceases on transactions that are no longer deemed highly effective, or for which the derivative has been terminated or de-designated.

The Company did not maintain any cash flow hedges on the balance sheet throughout the year ended December 31, 2021. The Company recognized an after-tax unrealized gain on its cash flow hedges in other comprehensive income of $10.8 million for the year ended December 31, 2020. During 2020, at the time of the termination of the cash flow hedges, the Company reclassified into current earnings the unrealized loss on the cash flow hedge of $38.8 million ($30.3 million after-tax). There was no ineffectiveness in the cash flow hedges during the year ended December 31, 2020. (See Note 15—Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges.)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. With the Company not maintaining any cash flow hedges at December 31, 2021 and 2020, there was no collateral pledged.

Balance Sheet Fair Value Hedge

As of December 31, 2021 and 2020, the Company maintained loan swaps, with an aggregate notional amount of $15.7 million and $16.4 million, respectively, accounted for as a fair value hedge in accordance with ASC 815, Derivatives and Hedging. This derivative protects the company from interest rate risk caused by changes in interest rates in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate. The fair value of this hedge is recorded in other assets or in other liabilities. All changes in fair value are recorded through earnings as noninterest income. There was no gain or loss recorded on this derivative in 2021 or 2020.

Non-designated Hedges of Interest Rate Risk

Customer Swaps

The Company maintains interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The Company is in process of implementing a plan to transition these interest rate swap contracts to a reference rate other than LIBOR. For Discussion related to Reference Rate Reform, please refer to Issued But Not Yet Adopted Accounting Standards within Note 1—Summary of Significant Accounting Policies. The interest rate swaps are settled monthly with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of

December 31, 2021 and 2020, the interest rate swaps had an aggregate notional amount of approximately $20.8 billion and $18.6 billion, respectively. At December 31, 2021, the fair value of the interest rate swap derivatives was recorded in other assets at $408.8 million and other liabilities at $408.8 million with a net liability position of $5,000. At December 31, 2020, the fair value of the interest rate swap derivatives was recorded in other assets at $802.8 million and other liabilities at $802.7 million for a net asset position of $17,000. All changes in fair value are recorded through earnings as noninterest income. As of December 31, 2021, we provided $347.6 million of cash collateral on the counterparty swaps which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). The Company also provided $348.8 million in investment securities at market value as collateral on the counterparty swaps which is included in investment securities.

Foreign Exchange

The Company also enters into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At December 31, 2021 and 2020, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at December 31, 2021 and 2020, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the years ended December 31, 2021 or 2020.

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

Mortgage Servicing Rights

Derivatives contracts related to mortgage servicing rights are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2021 and 2020, the Company had derivative financial instruments outstanding with notional amounts totaling $205.0 million and $149.0 million related to mortgage servicing rights, respectively. The estimated net fair value of the open contracts related to the mortgage servicing rights was recorded as a gain of $1.2 million at December 31, 2021 compared to a gain of $119,000 at December 31, 2020.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage loan pipeline.

(Dollars in thousands)	2021	2020
Mortgage loan pipeline	$264,000	$510,730
Expected closures	233,265	411,273
Fair value of mortgage loan pipeline commitments	4,759	15,328
Forward sales commitments	324,000	528,500
Fair value of forward commitments	(21)	(4,311)

Note 29—Loan Servicing, Mortgage Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which are not included in the accompanying balance sheets, was $6.1 billion and $5.1 billion at December 31, 2021 and 2020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees earned by the Company during the years ended December 31,

2021 and 2020 were $14.1 million and $9.8 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s consolidated statements of income.

At December 31, 2021 and 2020, MSRs were $65.6 million and $43.8 million, respectively, on the Company’s consolidated balance sheet. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the years ended December 31, 2021 and 2020 were gain of $9.9 million and loss of $7.4 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Increase (decrease) in fair value of MSRs	$9,930	$(7,421)	$(6,976)
Decay of MSRs	(14,863)	(8,793)	(4,589)
Gain (loss) related to derivatives	(4,892)	10,177	3,967
Net effect on statements of income	$(9,825)	$(6,037)	$(7,598)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 25—Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	December 31,
(Dollars in thousands)	2021		2020
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.9%		99.9%
Adjustable-rate mortgage loans	0.1%		0.1%
Total	100.0%		100.0%
Weighted average life	7.35	years	6.10	years
Constant Prepayment rate (CPR)	8.4%		12.3%
Weighted average discount rate	9.0%		9.0%
Effect on fair value due to change in interest rates
25 basis point increase	$3,961		$2,744
50 basis point increase	7,261		5,520
25 basis point decrease	(4,371)		(2,497)
50 basis point decrease	(8,966)		(4,114)

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

Custodial escrow balances maintained in connection with the loan servicing were $29.6 million and $26.6 million, respectively, at December 31, 2021 and 2020.

Whole loan sales were $3.1 billion and $3.2 billion, respectively, for the years ended December 31, 2021 and 2020, of which $2.4 billion and $2.7 billion, respectively, or 76.8% and 85.1%, respectively, were sold with the servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2021, loans held for sale were $191.7 million, compared with $290.5 million at December 31, 2020.

Note 30—Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2021, tax credits and other tax benefits of $13.7 million and amortization of $9.9 million were recorded. For the year ended December 31, 2020, the Company recorded tax credits and other tax benefits of $11.2 million and amortization of $12.9 million. At December 31, 2021 and 2020, the Company’s carrying value of QAHPs was $99.5 million and $105.6 million, respectively, with an original investment of $140.8 million and $137.1 million respectively. The Company has $15.6 million and $42.7 million in remaining funding obligations related to these QAHPs recorded in liabilities at December 31, 2021 and 2020, respectively. None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 31—Subsequent Events

On January 24, 2022, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.49 per share. The dividend was paid on February 18, 2022 to shareholders of record as of February 11, 2022.

On February 11, 2022, the Federal Reserve Board approved SouthState’s application with respect to the previously announced merger between SouthState and Atlantic Capital pursuant to the Agreement and Plan of Merger, dated as of July 22, 2021, by and between SouthState and Atlantic Capital. We previously received approval from the OCC on October 12, 2021 and approval from Atlantic Capital’s shareholders on November 16, 2021. All required regulatory approvals to complete the merger and the merger of the respective bank subsidiaries of SouthState and Atlantic Capital have now been received. The transaction is expected to close the first quarter of 2022.

As of February 23, 2022, the Company repurchased an additional 582,239 shares of the Company’s common stock pursuant to the 2021 Stock Repurchase Plan at a weighted average price of $85.55 per share after December 31, 2021. Total stock repurchases to date equal 2,400,180 shares at a weighted average price of $81.73 per share. The Company may repurchase up to an additional 1.1 million shares of common stock under the 2021 Stock Repurchase Plan.