Form 10-Q
period 2022-03-31
SouthState Corp
filed 2022-05-06
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2022
Common Stock, $2.50 par value	75,475,551

SouthState Corporation and Subsidiaries

March 31, 2022 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$588,372	$476,653
Federal funds sold and interest-earning deposits with banks	5,414,420	6,018,915
Deposits in other financial institutions (restricted cash)	29,814	347,579
Total cash and cash equivalents	6,032,606	6,843,147
Trading securities, at fair value	74,234	77,689
Investment securities:
Securities held to maturity (fair value of $2,630,495 and $1,778,064)	2,827,769	1,819,901
Securities available for sale, at fair value	5,924,206	5,193,478
Other investments	179,258	160,568
Total investment securities	8,931,233	7,173,947
Loans held for sale	130,376	191,723
Loans:
Acquired - non-purchased credit deteriorated loans	7,633,824	5,890,069
Acquired - purchased credit deteriorated loans	1,939,033	1,987,322
Non-acquired loans	16,983,570	16,050,775
Less allowance for credit losses	(300,396)	(301,807)
Loans, net	26,256,031	23,626,359
Other real estate owned	3,290	2,736
Bank property held for sale	6,417	9,578
Premises and equipment, net	568,332	558,499
Bank owned life insurance ("BOLI")	942,922	783,049
Deferred tax assets	136,078	64,964
Derivatives assets	412,815	414,742
Mortgage servicing rights	83,339	65,620
Core deposit and other intangibles	140,364	128,067
Goodwill	1,924,024	1,581,085
Other assets	559,480	438,827
Total assets	$46,201,541	$41,960,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$14,052,332	$11,498,840
Interest-bearing	24,723,498	23,555,989
Total deposits	38,775,830	35,054,829
Federal funds purchased	343,819	381,195
Securities sold under agreements to repurchase	426,590	400,044
Corporate and subordinated debentures	405,553	327,066
Reserve for unfunded commitments	30,368	30,510
Derivative liabilities	412,168	410,137
Other liabilities	632,805	553,311
Total liabilities	41,027,133	37,157,092
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 75,761,018 and 69,332,297 shares issued and outstanding, respectively	189,403	173,331
Surplus	4,214,897	3,653,098
Retained earnings	1,064,064	997,657
Accumulated other comprehensive loss	(293,956)	(21,146)
Total shareholders’ equity	5,174,408	4,802,940
Total liabilities and shareholders’ equity	$46,201,541	$41,960,032

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Net Income (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans, including fees	$233,617	$259,967
Investment securities:
Taxable	30,120	15,425
Tax-exempt	3,875	2,095
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	2,852	989
Total interest income	270,464	278,476
Interest expense:
Deposits	4,628	11,257
Federal funds purchased and securities sold under agreements to repurchase	269	351
Corporate and subordinated debentures	4,093	4,870
Total interest expense	8,990	16,478
Net interest income	261,474	261,998
Recovery for credit losses	(8,449)	(58,420)
Net interest income after recovery for credit losses	269,923	320,418
Noninterest income:
Fees on deposit accounts	28,902	25,282
Mortgage banking income	10,594	26,880
Trust and investment services income	9,718	8,578
Correspondent banking and capital market income	27,994	28,748
Other income	8,882	6,797
Total noninterest income	86,090	96,285
Noninterest expense:
Salaries and employee benefits	137,673	140,361
Occupancy expense	21,840	23,331
Information services expense	19,193	18,789
OREO and loan related (gain) expense	(238)	1,002
Amortization of intangibles	8,494	9,164
Supplies, printing and postage expense	2,189	2,670
Professional fees	3,749	3,274
FDIC assessment and other regulatory charges	4,812	3,841
Advertising and marketing	1,763	1,740
Merger and branch consolidation related expense	10,276	10,009
Other expense	18,849	14,530
Total noninterest expense	228,600	228,711
Earnings:
Income before provision for income taxes	127,413	187,992
Provision for income taxes	27,084	41,043
Net income	$100,329	$146,949
Earnings per common share:
Basic	$1.40	$2.07
Diluted	$1.39	$2.06
Weighted average common shares outstanding:
Basic	71,447	71,009
Diluted	72,111	71,484

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$100,329	$146,949
Other comprehensive loss:
Unrealized holding losses on available for sale securities:
Unrealized holding losses arising during period	(362,120)	(63,790)
Tax effect	89,310	15,170
Net of tax amount	(272,810)	(48,620)
Other comprehensive loss, net of tax	(272,810)	(48,620)
Comprehensive (loss) income	$(172,481)	$98,329

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2022 and 2021

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive income:
Net income	—	—	—	146,949	—	146,949
Other comprehensive loss, net of tax effects	—	—	—	—	(48,620)	(48,620)
Total comprehensive income						98,329
Cash dividends declared on common stock at $0.47 per share	—	—	—	(33,380)	—	(33,380)
Cash dividends equivalents paid on restricted stock units	—	—	—	(68)	—	(68)
Stock options exercised	37,854	94	1,677	—	—	1,771
Stock issued pursuant to restricted stock units	59,462	149	(149)	—	—	—
Common stock repurchased	(10,347)	(26)	(778)	—	—	(804)
Share-based compensation expense	—	—	6,092	—	—	6,092
Balance, March 31, 2021	71,060,446	$177,651	$3,772,248	$770,952	$(1,031)	$4,719,820
Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive loss:
Net income	—	—	—	100,329	—	100,329
Other comprehensive loss, net of tax effects	—	—	—	—	(272,810)	(272,810)
Total comprehensive loss						(172,481)
Cash dividends declared on common stock at $0.49 per share	—	—	—	(33,822)	—	(33,822)
Cash dividend equivalents paid on restricted stock units	—	—	—	(100)	—	(100)
Stock options exercised	9,703	24	384	—	—	408
Stock issued pursuant to restricted stock units	128,302	321	(321)	—	—	—
Common stock repurchased - buyback plan	(1,012,038)	(2,530)	(83,928)	—	—	(86,458)
Common stock repurchased	(28,049)	(70)	(2,287)	—	—	(2,357)
Share-based compensation expense	—	—	8,486	—	—	8,486
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	—	—	(1,980)	—	—	(1,980)
Balance, March 31, 2022	75,761,018	$189,403	$4,214,897	$1,064,064	$(293,956)	$5,174,408

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$100,329	$146,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,178	15,475
Recovery from credit losses	(8,449)	(58,420)
Deferred income taxes	49,073	21,037
Share-based compensation expense	8,486	6,092
Accretion of discount related to acquired loans	(6,741)	(10,416)
Losses on disposal of premises and equipment	812	753
(Gains) losses on sale of bank properties held for sale and repossessed real estate	(624)	2,349
Net amortization of premiums on investment securities	7,767	9,481
Bank properties held for sale and repossessed real estate write downs	195	469
Fair value adjustment for loans held for sale	6,026	5,852
Originations and purchases of loans held for sale	(645,339)	(842,796)
Proceeds from sales of loans held for sale	702,505	795,124
Gains on sales of loans held for sale	(1,845)	(20,709)
Increase in cash surrender value of BOLI	(5,260)	(3,280)
Net change in:
Accrued interest receivable	(4,630)	4,169
Prepaid assets	3,309	1,685
Operating leases	33	1,638
Bank owned life insurance	—	24
Trading securities	3,455	(41,412)
Derivative assets	5,882	397,570
Miscellaneous other assets	(75,613)	(172,197)
Accrued interest payable	3,035	1,394
Accrued income taxes	(20,188)	19,436
Derivative liabilities	(1,968)	(402,575)
Miscellaneous other liabilities	35,761	421,343
Net cash provided by operating activities	172,189	299,035
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	414,438	—
Proceeds from maturities and calls of investment securities held to maturity	40,152	16,746
Proceeds from maturities and calls of investment securities available for sale	158,642	217,712
Proceeds from sales and redemptions of other investment securities	13,216	155
Purchases of investment securities available for sale	(980,298)	(850,593)
Purchases of investment securities held to maturity	(1,049,722)	(276,725)
Purchases of other investment securities	(19,890)	(1,181)
Net (increase) decrease in loans	(243,652)	178,078
Net cash received from (paid in) acquisitions	250,115	(39,929)
Recoveries of loans previously charged off	3,168	3,396
Purchase of bank owned life insurance	(80,000)	—
Purchases of premises and equipment	(4,983)	(5,580)
Proceeds from sale of bank properties held for sale and repossessed real estate	5,449	6,599
Proceeds from sale of premises and equipment	453	952
Net cash used in investing activities	(1,492,912)	(750,370)
Cash flows from financing activities:
Net increase in deposits	693,341	1,749,783
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(60,830)	98,915
Common stock repurchases	(88,815)	(804)
Dividends paid	(33,922)	(33,448)
Stock options exercised	408	1,771
Net cash provided by financing activities	510,182	1,816,217
Net increase (decrease) in cash and cash equivalents	(810,541)	1,364,882
Cash and cash equivalents at beginning of period	6,843,147	4,609,255
Cash and cash equivalents at end of period	$6,032,606	$5,974,137
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$5,956	$15,083
Income taxes	$1,231	$2,072
Recognition of operating lease assets in exchange for lease liabilities	$12,428	$1,298
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$3,499,774	$34,838
Other intangible assets acquired	20,791	—
Liabilities assumed	3,205,694	2,343
Net identifiable assets acquired over liabilities assumed	342,939	15,816
Common stock issued in acquisition	659,772	—
Real estate acquired in full or in partial settlement of loans	$1,151	$1,631

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022, should be referenced when reading these unaudited condensed consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

Allowance for Credit Losses (“ACL”)

On January 1, 2020, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, sometimes referred to herein as ASU 2016-13. Topic 326 was subsequently amended by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU No. 2019-05, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; and ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This standard applies to all financial assets measured at amortized cost and off-balance sheet credit exposures, including loans, investment securities and unfunded commitments. We applied the standard’s provisions using the modified retrospective method as a cumulative-effect adjustment to retained earnings as of January 1, 2020.

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. As of March 31, 2022 and December 31, 2021, the Company had $2.8 billion and $1.8 billion, respectively, of held to maturity securities and no related valuation account.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2022 and December 31, 2021, the accrued interest receivables for all investment securities recorded in Other Assets were $25.4 million and $19.2 million, respectively.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is utilized for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (e.g., default rates and prepayment speeds). The Company has identified the following portfolio segments: Owner-Occupied Commercial Real Estate, Non-Owner Occupied Commercial Real Estate, Multifamily, Municipal, Commercial and Industrial, Commercial Construction and Land Development, Residential Construction, Residential Senior Mortgage, Residential Junior Mortgage, Revolving Mortgage, and Consumer and Other.

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

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Income. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2022 and December 31, 2021, the accrued interest receivables for loans recorded in Other Assets were $80.6 million and $70.6 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of March 31, 2022 and December 31, 2021, the liabilities recorded for expected credit losses on unfunded commitments were $30.4 million and $30.5 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Income.

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

Issued But Not Yet Adopted Accounting Standards

In March 2022, FASB issued ASU No. 2020-04, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the long-standing accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, as it is no longer meaningful due to the introduction of Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Thus, most losses that would have been realized for a TDR under Subtopic 310-40 are now captured by the accounting required under Topic 326. The amendments in this ASU also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Aside from the changes to the disclosures required by this ASU, this ASU is not expected to have a material impact on our consolidated financial statements.

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

The Company has established a LIBOR Committee and various subcommittees which have evaluated the impact of adopting and implementing ASU 2020-04 on the consolidated financial statements including the evaluation of all of the Company’s contracts, hedging relationships and other transactions that will be affected by reference rates that are being discontinued. The cross-functional LIBOR Committee and subcommittees have (1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; (2) established a detailed implementation plan; and (3) developed a formal governance structure for the transition. The Company is in the process of developing and implementing various proactive steps to facilitate the transition on behalf of customers, which include the adoption and ongoing implementation of fallback provisions that provide for the determination of replacement rates for LIBOR-linked financial products; the adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the U.S. regulators, the Alternative Reference Rates Committee, and government sponsored entities; the cessation of quoting LIBOR and originating new products linked to LIBOR by December 31, 2021; and the selection of SOFR indices as the replacement indices, and successful completion of systems testing using the SOFR replacement indices.

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

Note 4 — Mergers and Acquisitions

Duncan-Williams, Inc. (“Duncan-Williams”)

On February 1, 2021, the Company completed its acquisition of Duncan-Williams, a 52-year-old family- and employee-owned registered broker-dealer, headquartered in Memphis, Tennessee, serving primarily institutional clients across the U.S. in the fixed income business. Duncan-Williams firm became an operating subsidiary of the Bank immediately following the transaction.

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

Atlantic Capital Bancshares, Inc. (“Atlantic Capital” or “ACBI”)

On March 1, 2022, the Company acquired all of the outstanding common stock of Atlantic Capital Bancshares, Inc., a Georgia corporation (“Atlantic Capital” or “ACBI”), in a stock transaction. Upon the terms and subject to the conditions set forth therein, Atlantic Capital merged with and into the Company, with the Company continuing as the surviving corporation in the merger. Immediately following the merger, Atlantic Capital’s wholly owned banking subsidiary, Atlantic Capital Bank, N.A. (“ACB”) merged with and into the Company’s wholly owned banking subsidiary, SouthState Bank, National Association, which continues as the surviving bank in the bank merger by and between SouthState and Atlantic Capital. Shareholders of Atlantic Capital received 0.36 shares of the Company’s common stock for each share of Atlantic Capital common stock they owned. In total, the purchase price for Atlantic Capital was $657.8 million.

In the acquisition, the Company acquired $2.4 billion of loans, including PPP loans, at fair value, net of $48.7 million, or 2.01%, estimated discount to the outstanding principal balance, representing 10.0% of the Company’s total loans at December 31, 2021. Of the total loans acquired, Management identified $112.7 million that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $342.9 million. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

During three month ended March 31, 2022, the Company incurred approximately $5.6 million of acquisition costs related to this transaction. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Consolidated Statements of Income.

The Atlantic Capital transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial
	As Recorded	Fair Value		As Recorded by
(Dollars in thousands)	by Atlantic Capital	Adjustments		the Company
Assets
Cash and cash equivalents	$250,134	$24	(a)	$250,158
Investment securities	717,332	(13,622)	(b)	703,710
Loans, net of allowance and mark	2,394,256	(18,964)	(c)	2,375,292
Premises and equipment	16,892	2,608	(d)	19,500
Intangible assets	22,572	(1,781)	(e)	20,791
Bank owned life insurance	74,613	—		74,613
Deferred tax asset	30,231	2,273	(f)	32,504
Other assets	45,274	(1,277)	(g)	43,997
Total assets	$3,551,304	$(30,739)		$3,520,565

Liabilities
Deposits:
Noninterest-bearing	$1,411,671	$—		$1,411,671
Interest-bearing	1,616,970	—		1,616,970
Total deposits	3,028,641	—		3,028,641
Federal funds purchased and securities sold under agreements to repurchase	50,000	—		50,000
Other borrowings	74,131	4,286	(h)	78,417
Other liabilities	50,711	(2,075)	(i)	48,636
Total liabilities	3,203,483	2,211		3,205,694
Net identifiable assets acquired over (under) liabilities assumed	347,821	(32,950)		314,871
Goodwill	—	342,939		342,939
Net assets acquired over liabilities assumed	$347,821	$309,989		$657,810

Consideration:
South State Corporation common shares issued				7,330,803
Purchase price per share of the Company's common stock				$90.00

Company common stock issued ($659,772) and cash exchanged for fractional shares ($19)				$659,791
Stock option conversion				1,135
Restricted stock unit conversion				2,870
Restricted stock awards conversion (unvested awards)				(5,986)
Fair value of total consideration transferred				$657,810

Explanation of fair value adjustments

(a)— Represents an adjustment to record time deposits with financial institutions at fair value (premium).

(b)— Represents the reversal of Atlantic Capital 's existing fair value adjustments of $17.2 million and the adjustment to record securities and time deposits at fair value (discount) totaling $30.9 million (includes reclassification of all securities held as HTM to AFS totaling $237.6 million).

(c)— Represents approximately 1.23%, or $29.7 million, credit mark of the loan portfolio and 2.01% total mark, or $48.7 million, including discount, based on a third party valuation. Also, includes a reversal of Atlantic Capital's ending allowance for credit losses of $22.1 million and $7.6 million of existing Atlantic Capital’s deferred fees and costs.

(d)— Represents the preliminary fair value adjustments of $2.6 million on fixed assets and leased assets.

(e)— Represents approximately $17.5 million, or 0.63%, of CDI amount and $3.2 million for SBA servicing asset based on a third party valuation. Prior to the merger, goodwill and servicing asset of $19.9 million and $2.6 million, respectively, were written-off.

(f)— Represents deferred tax asset related to fair value adjustments with effective tax rate of 24.6%, which includes an adjustment from the Atlantic Capital rate to the Company’s rate. The difference in rates relates to state income taxes.

(g)— Represents the fair value adjustment (decrease) for Investment in low income housing investment of $1.1 million and write-off of prepaid assets.

(h)— Represents the reversal of the existing Atlantic Capital’s issuance costs on subordinated debt of $0.9 million, and recording the fair value adjustment (premium) of $3.4 million, based on a third party valuation.

(i)— Represents the reversal of $2.8 million of unfunded commitment liability at purchase date and the fair value adjustment to increase lease liabilities associated with rental facilities totaling $1.4 million. Also includes the reversal of uncertain tax liability of $0.7 million.

Comparative and Pro Forma Financial Information for the Atlantic Capital Acquisition

Pro-forma data for the three months ended March 31, 2022 and March 31, 2021 listed in the table below presents pro-forma information as if the Atlantic Capital acquisition occurred at the beginning of 2021. These results combine the historical results of Atlantic Capital in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2021.

Merger-related costs of $5.6 million from the Atlantic Capital acquisition were incurred during 2022 and were excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by Atlantic Capital in either 2022 or 2021. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2022 for the Atlantic Capital transaction. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income.

	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Total revenues (net interest income plus noninterest income)	$367,675	$391,080
Net interest income	$278,056	$291,233
Net adjusted income available to the common shareholder	$124,685	$147,366
EPS - basic	$1.64	$1.88
EPS - diluted	$1.62	$1.87

The disclosures regarding the results of operations for Atlantic Capital subsequent to the acquisition date are omitted as this information is not practical to obtain. Although the Company has not converted Atlantic Capital’s core system, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Atlantic Capital’s results of operation on a stand-alone basis.

Note 5 —Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2022:
U.S. Government agencies	$197,259	$—	$(12,318)	$184,941
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,740,217	—	(125,037)	1,615,180
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	455,180	—	(24,951)	430,229
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	373,100	108	(28,673)	344,535
Small Business Administration loan-backed securities	62,013	—	(6,403)	55,610
	$2,827,769	$108	$(197,382)	$2,630,495
December 31, 2021:
U.S. Government agencies	$112,913	$—	$(2,627)	$110,286
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,120,104	14	(24,278)	1,095,840
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	174,178	—	(4,937)	169,241
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	350,116	304	(8,021)	342,399
Small Business Administration loan-backed securities	62,590	—	(2,292)	60,298
	$1,819,901	$318	$(42,155)	$1,778,064

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2022:
U.S. Treasuries	$270,547	$—	$(1,966)	$268,581
U.S. Government agencies	190,899	—	(10,957)	179,942
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,156,635	48	(142,779)	2,013,904
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	739,068	167	(44,530)	694,705
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,247,034	301	(95,475)	1,151,860
State and municipal obligations	1,201,639	1,884	(75,826)	1,127,697
Small Business Administration loan-backed securities	477,702	551	(20,896)	457,357
Corporate securities	30,619	34	(493)	30,160
	$6,314,143	$2,985	$(392,922)	$5,924,206
December 31, 2021:
U.S. Government agencies	$98,882	$—	$(1,765)	$97,117
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,851,700	5,324	(25,985)	1,831,039
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	730,949	5,957	(10,911)	725,995
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,220,233	5,438	(18,430)	1,207,241
State and municipal obligations	798,211	16,697	(2,219)	812,689
Small Business Administration loan-backed securities	502,812	2,330	(4,479)	500,663
Corporate securities	18,509	234	(9)	18,734
	$5,221,296	$35,980	$(63,798)	$5,193,478

During the three months ended March 31, 2022 and 2021, there were no realized gains or losses from the sale of available for sale securities. During the three months ended March 31, 2022, the Company sold securities totaling $414.4 million that were legacy ACBI securities. These securities were marked to fair value at merger and therefore resulted in no gain or loss on sale.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
March 31, 2022:
Federal Home Loan Bank stock	$15,095
Federal Reserve Bank stock	149,659
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,941
$179,258
December 31, 2021:
Federal Home Loan Bank stock	$16,283
Federal Reserve Bank stock	129,716
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	11,006
$160,568

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2022, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at March 31, 2022, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$7,567	$7,590
Due after one year through five years	64,365	64,002	477,415	471,472
Due after five years through ten years	433,463	411,807	1,098,144	1,034,518
Due after ten years	2,329,941	2,154,686	4,731,017	4,410,626
	$2,827,769	$2,630,495	$6,314,143	$5,924,206

Information pertaining to our securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2022:
Securities Held to Maturity
U.S. Government agencies	$6,624	$140,646	$5,694	$44,295
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	67,934	1,058,367	57,103	556,812
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	17,920	273,429	7,031	55,589
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,930	140,104	14,743	129,759
Small Business Administration loan-backed securities	—	—	6,403	55,610
	$106,408	$1,612,546	$90,974	$842,065
Securities Available for Sale
U.S. Treasuries	$1,966	$268,581	$—	$—
U.S. Government agencies	8,124	157,776	2,833	22,166
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	98,405	1,607,878	44,374	398,080
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	32,801	562,732	11,729	90,910
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	79,666	876,459	15,809	171,206
State and municipal obligations	71,078	960,986	4,748	29,605
Small Business Administration loan-backed securities	13,526	247,135	7,370	141,086
Corporate securities	493	23,628	—	—
	$306,059	$4,705,175	$86,863	$853,053
December 31, 2021:
Securities Held to Maturity
U.S. Government agencies	$1,745	$86,168	$882	$24,118
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$18,768	868,327	5,510	184,819
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	4,937	169,240	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4,902	154,963	3,119	75,450
Small Business Administration loan-backed securities	1,281	37,408	1,011	22,890
	$31,633	$1,316,106	$10,522	$307,277
Securities Available for Sale
U.S. Government agencies	$529	$73,353	$1,236	$23,763
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,381	1,274,934	8,604	221,435
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	10,911	432,300	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,120	846,581	5,310	98,106
State and municipal obligations	1,867	123,987	352	8,579
Small Business Administration loan-backed securities	2,720	179,168	1,759	110,309
Corporate securities	9	4,991	—	—
	$46,537	$2,935,314	$17,261	$462,192

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of March 31, 2022 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 2 — Summary of Significant Account Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

At March 31, 2022 and December 31, 2021, trading securities, at estimated fair value, were as follows:

Trading Securities

	March 31,	December 31,
(Dollars in thousands)	2022	2021
U.S. Government agencies	$14,801	$5,154
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	26,484	6,853
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	7,634	12,315
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	10,973	29,667
State and municipal obligations	12,078	20,798
Other debt securities	2,264	2,902
	$74,234	$77,689

Net gains and losses on trading securities for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net (losses) gain on sales transaction	$(1,239)	$119
Net mark to mark losses	(1,976)	(726)
Net losses on trading securities	$(3,215)	$(607)

Note 6 — Loans

The following is a summary of total loans:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Loans:
Construction and land development (1)	$2,316,313	$2,029,216
Commercial non-owner occupied	7,478,115	6,735,699
Commercial owner occupied real estate	5,346,583	4,970,116
Consumer owner occupied (2)	3,813,163	3,638,364
Home equity loans	1,175,573	1,168,594
Commercial and industrial	4,566,641	3,761,133
Other income producing property	680,342	696,804
Consumer	1,167,720	904,657
Other loans	11,977	23,583
Total loans	26,556,427	23,928,166
Less allowance for credit losses	(300,396)	(301,807)
Loans, net	$26,256,031	$23,626,359
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the periods March 31, 2022 and December 31, 2021, to include net deferred costs of $27.9 million compared to net deferred fees of $15.9 million, respectively, and unamortized discount total related to loans acquired of $100.7 million and $68.0 million, respectively. Accrued interest receivables of $80.6 million and $70.6 million, respectively, are accounted for separately and reported in other assets for the periods March 31, 2022 and December 31, 2021.

The Company purchased loans through its acquisition of ACBI, for which there was, at acquisition, evidence of more than an insignificant deterioration of credit quality since origination. The carrying amount of those loans, at acquisition, is as follows:

(Dollars in thousands)	March 1, 2022
Book value of acquired loans at acquisition	$112,737
Allowance for credit losses at acquisition	(9,218)
Non-credit discount at acquisition	(4,509)
Carrying value or book value of acquired loans at acquisition	$99,010

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of March 31, 2022 and 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$145,489	$684,487	$324,454	$231,128	$26,470	$56,994	$100,945	$1,569,967
Special mention	283	2,320	133	181	17	2,731	—	5,665
Substandard	223	732	166	3,153	147	2,524	—	6,945
Doubtful	—	—	—	—	—	7	—	7
Total Construction and land development	$145,995	$687,539	$324,753	$234,462	$26,634	$62,256	$100,945	$1,582,584

Commercial non-owner occupied
Risk rating:
Pass	$456,600	$1,908,997	$853,208	$1,081,774	$730,349	$1,912,737	$112,369	$7,056,034
Special mention	11,291	15,647	12,714	19,857	36,557	122,637	401	219,104
Substandard	525	25,258	151	63,578	30,546	80,700	2,137	202,895
Doubtful	—	1	—	81	—	—	—	82
Total Commercial non-owner occupied	$468,416	$1,949,903	$866,073	$1,165,290	$797,452	$2,116,074	$114,907	$7,478,115

Commercial Owner Occupied
Risk rating:
Pass	$274,999	$1,232,157	$785,579	$827,228	$533,651	$1,407,248	$74,914	$5,135,776
Special mention	30	9,014	6,055	16,248	14,731	77,511	62	123,651
Substandard	2,040	6,040	2,464	10,658	5,327	59,816	786	87,131
Doubtful	—	—	1	—	—	24	—	25
Total commercial owner occupied	$277,069	$1,247,211	$794,099	$854,134	$553,709	$1,544,599	$75,762	$5,346,583

Commercial and industrial
Risk rating:
Pass	$210,266	$1,299,047	$652,273	$384,480	$287,788	$459,668	$1,181,161	$4,474,683
Special mention	268	3,068	741	5,192	2,061	8,374	10,254	29,958
Substandard	488	451	6,446	12,189	15,122	7,713	19,558	61,967
Doubtful	—	—	—	5	3	24	1	33
Total commercial and industrial	$211,022	$1,302,566	$659,460	$401,866	$304,974	$475,779	$1,210,974	$4,566,641

Other income producing property
Risk rating:
Pass	$32,022	$104,526	$69,075	$56,526	$64,745	$171,033	$59,947	$557,874
Special mention	258	1,460	1,579	1,073	200	9,940	89	14,599
Substandard	447	1,219	465	442	2,195	13,767	240	18,775
Doubtful	—	—	—	—	—	5	—	5
Total other income producing property	$32,727	$107,205	$71,119	$58,041	$67,140	$194,745	$60,276	$591,253

Consumer owner occupied
Risk rating:
Pass	$392	$3,456	$2,637	$1,051	$81	$582	$17,371	$25,570
Special mention	505	1,208	175	1,946	—	1	6	3,841
Substandard	—	99	15	236	—	221	—	571
Doubtful	—	—	—	—	—	145	—	145
Total Consumer owner occupied	$897	$4,763	$2,827	$3,233	$81	$949	$17,377	$30,127

Other loans
Risk rating:
Pass	$11,977	$—	$—	$—	$—	$—	$—	$11,977
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$11,977	$—	$—	$—	$—	$—	$—	$11,977

Total Commercial Loans
Risk rating:
Pass	$1,131,745	$5,232,670	$2,687,226	$2,582,187	$1,643,084	$4,008,262	$1,546,707	$18,831,881
Special mention	12,635	32,717	21,397	44,497	53,566	221,194	10,812	396,818
Substandard	3,723	33,799	9,707	90,256	53,337	164,741	22,721	378,284
Doubtful	—	1	1	86	3	205	1	297
Total Commercial Loans	$1,148,103	$5,299,187	$2,718,331	$2,717,026	$1,749,990	$4,394,402	$1,580,241	$19,607,280

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$570,166	$360,488	$206,586	$38,866	$24,728	$49,321	$76,680	$1,326,835
Special mention	2,347	3,067	186	—	1,557	1,715	487	9,359
Substandard	960	210	2,304	326	543	2,209	—	6,552
Doubtful	1	—	—	—	—	8	—	9
Total Construction and land development	$573,474	$363,765	$209,076	$39,192	$26,828	$53,253	$77,167	$1,342,755

Commercial non-owner occupied
Risk rating:
Pass	$1,812,512	$798,171	$1,061,021	$676,803	$494,618	$1,371,729	$102,763	$6,317,617
Special mention	16,683	12,985	14,138	36,875	25,729	110,109	—	216,519
Substandard	23,035	160	64,408	23,346	31,952	56,477	2,139	201,517
Doubtful	—	—	—	—	—	46	—	46
Total Commercial non-owner occupied	$1,852,230	$811,316	$1,139,567	$737,024	$552,299	$1,538,361	$104,902	$6,735,699

Commercial Owner Occupied
Risk rating:
Pass	$1,182,722	$780,339	$801,162	$549,642	$428,163	$980,701	$69,739	$4,792,468
Special mention	9,152	4,257	7,331	10,860	22,792	49,083	115	103,590
Substandard	7,375	2,907	8,587	2,053	18,600	34,431	80	74,033
Doubtful	—	1	—	—	—	24	—	25
Total commercial owner occupied	$1,199,249	$787,504	$817,080	$562,555	$469,555	$1,064,239	$69,934	$4,970,116

Commercial and industrial
Risk rating:
Pass	$1,198,849	$618,676	$360,551	$267,772	$178,538	$219,339	$860,134	$3,703,859
Special mention	2,759	1,519	2,434	1,268	3,224	3,871	3,281	18,356
Substandard	738	5,965	8,212	2,653	3,438	5,183	12,701	38,890
Doubtful	—	—	5	3	2	16	2	28
Total commercial and industrial	$1,202,346	$626,160	$371,202	$271,696	$185,202	$228,409	$876,118	$3,761,133

Other income producing property
Risk rating:
Pass	$105,533	$73,583	$67,173	$76,971	$56,343	$142,183	$56,190	$577,976
Special mention	1,580	1,851	1,063	232	1,381	13,526	424	20,057
Substandard	1,304	482	298	166	787	12,531	46	15,614
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$108,417	$75,916	$68,534	$77,369	$58,511	$168,246	$56,660	$613,653

Consumer owner occupied
Risk rating:
Pass	$3,513	$2,874	$1,099	$85	$139	$820	$16,977	$25,507
Special mention	1,219	180	2,430	81	—	3	—	3,913
Substandard	—	16	238	—	—	223	—	477
Doubtful	—	—	—	1	—	145	—	146
Total Consumer owner occupied	$4,732	$3,070	$3,767	$167	$139	$1,191	$16,977	$30,043

Other loans
Risk rating:
Pass	$23,583	$—	$—	$—	$—	$—	$—	$23,583
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$23,583	$—	$—	$—	$—	$—	$—	$23,583

Total Commercial Loans
Risk rating:
Pass	$4,896,878	$2,634,131	$2,497,592	$1,610,139	$1,182,529	$2,764,093	$1,182,483	$16,767,845
Special mention	33,740	23,859	27,582	49,316	54,683	178,307	4,307	371,794
Substandard	33,412	9,740	84,047	28,544	55,320	111,054	14,966	337,083
Doubtful	1	1	5	4	2	245	2	260
Total Commercial Loans	$4,964,031	$2,667,731	$2,609,226	$1,688,003	$1,292,534	$3,053,699	$1,201,758	$17,476,982

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of March 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$357,337	$1,197,029	$660,950	$376,955	$229,942	$948,311	$66	$3,770,590
30 days past due	—	241	750	564	206	1,531	—	3,292
60 days past due	—	—	—	—	129	786	—	915
90 days past due	—	234	642	975	808	5,580	—	8,239
Total Consumer owner occupied	$357,337	$1,197,504	$662,342	$378,494	$231,085	$956,208	$66	$3,783,036

Home equity loans
Days past due:
Current	$1,388	$6,287	$4,538	$3,889	$2,283	$25,090	$1,127,814	$1,171,289
30 days past due	—	5	72	—	—	280	1,515	1,872
60 days past due	—	117	—	112	—	118	80	427
90 days past due	—	75	40	25	—	1,663	182	1,985
Total Home equity loans	$1,388	$6,484	$4,650	$4,026	$2,283	$27,151	$1,129,591	$1,175,573

Consumer
Days past due:
Current	$203,365	$383,890	$162,172	$114,271	$62,668	$177,289	$40,100	$1,143,755
30 days past due	—	12,622	830	46	115	1,171	549	15,333
60 days past due	—	5,953	465	13	12	379	177	6,999
90 days past due	—	69	84	114	115	1,218	33	1,633
Total consumer	$203,365	$402,534	$163,551	$114,444	$62,910	$180,057	$40,859	$1,167,720

Construction and land development
Days past due:
Current	$58,048	$479,616	$141,951	$24,361	$9,745	$19,470	$162	$733,353
30 days past due	—	2	—	—	—	1	—	3
60 days past due	—	—	371	—	—	—	—	371
90 days past due	—	—	—	—	—	2	—	2
Total Construction and land development	$58,048	$479,618	$142,322	$24,361	$9,745	$19,473	$162	$733,729

Other income producing property
Days past due:
Current	$9,101	$22,809	$5,360	$4,073	$4,755	$41,108	$1,422	$88,628
30 days past due	—	—	—	—	—	335	—	335
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	126	—	126
Total other income producing property	$9,101	$22,809	$5,360	$4,073	$4,755	$41,569	$1,422	$89,089

Total Consumer Loans
Days past due:
Current	$629,239	$2,089,631	$974,971	$523,549	$309,393	$1,211,268	$1,169,564	$6,907,615
30 days past due	—	12,870	1,652	610	321	3,318	2,064	20,835
60 days past due	—	6,070	836	125	141	1,283	257	8,712
90 days past due	—	378	766	1,114	923	8,589	215	11,985
Total Consumer Loans	$629,239	$2,108,949	$978,225	$525,398	$310,778	$1,224,458	$1,172,100	$6,949,147

The following table presents the credit risk profile by past due status of total loans by origination year as of March 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans	$1,777,342	$7,408,136	$3,696,556	$3,242,424	$2,060,768	$5,618,860	$2,752,341	$26,556,427

The following table presents the credit risk profile by past due status of consumer loans by origination year as of March 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,192,449	$710,828	$405,138	$246,487	$228,876	$810,605	$4	$3,594,387
30 days past due	354	666	234	472	1,068	2,230	—	5,024
60 days past due	—	330	218	254	111	928	—	1,841
90 days past due	235	574	691	549	274	4,746	—	7,069
Total Consumer owner occupied	$1,193,038	$712,398	$406,281	$247,762	$230,329	$818,509	$4	$3,608,321

Home equity loans
Days past due:
Current	$7,128	$5,648	$4,745	$2,180	$993	$24,716	$1,116,621	$1,162,031
30 days past due	6	49	68	71	24	491	2,200	2,909
60 days past due	—	—	—	—	—	603	339	942
90 days past due	75	65	172	180	22	1,548	650	2,712
Total Home equity loans	$7,209	$5,762	$4,985	$2,431	$1,039	$27,358	$1,119,810	$1,168,594

Consumer
Days past due:
Current	$314,475	$169,443	$127,757	$69,892	$36,304	$151,948	$29,168	$898,987
30 days past due	229	364	208	191	132	1,570	137	2,831
60 days past due	145	82	90	124	90	658	17	1,206
90 days past due	74	121	181	109	29	1,119	—	1,633
Total consumer	$314,923	$170,010	$128,236	$70,316	$36,555	$155,295	$29,322	$904,657

Construction and land development
Days past due:
Current	$411,728	$204,368	$33,965	$13,429	$8,484	$14,185	$162	$686,321
30 days past due	—	24	—	—	—	—	—	24
60 days past due	—	—	—	—	—	12	—	12
90 days past due	—	—	—	—	—	104	—	104
Total Construction and land development	$411,728	$204,392	$33,965	$13,429	$8,484	$14,301	$162	$686,461

Other income producing property
Days past due:
Current	$22,131	$5,620	$4,906	$4,977	$6,303	$37,575	$1,379	$82,891
30 days past due	—	—	—	—	—	90	—	90
60 days past due	—	—	—	—	—	156	—	156
90 days past due	—	—	—	—	—	14	—	14
Total other income producing property	$22,131	$5,620	$4,906	$4,977	$6,303	$37,835	$1,379	$83,151

Total Consumer Loans
Days past due:
Current	$1,947,911	$1,095,907	$576,511	$336,965	$280,960	$1,039,029	$1,147,334	$6,424,617
30 days past due	589	1,103	510	734	1,224	4,381	2,337	10,878
60 days past due	145	412	308	378	201	2,357	356	4,157
90 days past due	384	760	1,044	838	325	7,531	650	11,532
Total Consumer Loans	$1,949,029	$1,098,182	$578,373	$338,915	$282,710	$1,053,298	$1,150,677	$6,451,184

The following table presents the credit risk profile by past due status of total loans by origination year as of March 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans	$6,913,060	$3,765,913	$3,187,599	$2,026,918	$1,575,244	$4,106,997	$2,352,435	$23,928,166

The following table presents an aging analysis of past due accruing loans, segregated by class.

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
March 31, 2022
Construction and land development	$765	$1,721	$25	$2,511	$2,312,463	$1,339	$2,316,313
Commercial non-owner occupied	5,488	1,251	9,793	16,532	7,442,210	19,373	7,478,115
Commercial owner occupied	4,357	4,515	2,547	11,419	5,319,799	15,365	5,346,583
Consumer owner occupied	3,060	312	—	3,372	3,791,711	18,080	3,813,163
Home equity loans	1,339	217	—	1,556	1,167,547	6,470	1,175,573
Commercial and industrial	20,528	12,035	22,984	55,547	4,501,169	9,925	4,566,641
Other income producing property	1,543	2,400	236	4,179	671,254	4,909	680,342
Consumer	15,074	6,866	1	21,941	1,142,391	3,388	1,167,720
Other loans	—	—	—	—	11,977	—	11,977
	$52,154	$29,317	$35,586	$117,057	$26,360,521	$78,849	$26,556,427
December 31, 2021
Construction and land development	$1,176	$59	$43	$1,278	$2,026,371	$1,567	$2,029,216
Commercial non-owner occupied	3,591	2,110	96	5,797	6,709,993	19,909	6,735,699
Commercial owner occupied	2,756	1,732	626	5,114	4,950,470	14,532	4,970,116
Consumer owner occupied	4,046	533	—	4,579	3,615,602	18,183	3,638,364
Home equity loans	2,565	913	—	3,478	1,158,861	6,255	1,168,594
Commercial and industrial	50,451	26,639	3,991	81,081	3,672,611	7,441	3,761,133
Other income producing property	879	424	106	1,409	691,320	4,075	696,804
Consumer	2,672	840	1	3,513	897,688	3,456	904,657
Other loans	—	—	—	—	23,583	—	23,583
	$68,136	$33,250	$4,863	$106,249	$23,746,499	$75,418	$23,928,166

The following table is a summary of information pertaining to nonaccrual loans by class, including restructured loans.

	March 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2022	90 Days Accruing(1)	with no allowance(1)	2021
Construction and land development	$1,339	$25	$15	$1,567
Commercial non-owner occupied	19,373	9,793	9,432	19,909
Commercial owner occupied real estate	15,365	2,547	6,474	14,532
Consumer owner occupied	18,080	—	—	18,183
Home equity loans	6,470	—	48	6,255
Commercial and industrial	9,925	22,984	423	7,441
Other income producing property	4,909	236	892	4,075
Consumer	3,388	1	—	3,456
Total loans on nonaccrual status	$78,849	$35,586	$17,284	$75,418
(1)	– Greater than 90 days accruing and non-accrual with no allowance loans at March 31, 2022.

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 2 — Summary of Significant Accounting Policies for further detailed on individually evaluated loans.

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	March 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2022	Coverage	%	2021	Coverage	%
Commercial owner occupied real estate
Church	$—	$—		$1,953	$2,308	118%
Other	4,556	4,643	102%	4,656	12,200	262%
Commercial non-owner occupied real estate
Hotel	—	—		1,822	4,100	225%
Other	6,823	9,810	144%	6,949	9,630	139%
Total collateral dependent loans	$11,379	$14,453		$15,380	$28,238

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. During the second quarter of 2020, the Bank increased the threshold limit for loans individually evaluated from $500,000 to $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans decreased $4.0 million during the three months ended March 31, 2022.

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed by the Bank to determine if a TDR, sometimes referred to herein as a restructured loan, has occurred. The Bank designates loan modifications as TDRs when it grants a concession to a borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. See Note 2 — Summary of Significant Accounting Policies for how such modifications are factored into the determination of the ACL.

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

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the quarter ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Construction and land development	1	$120	$120	—	$—	$—
Commercial non-owner occupied	1	187	187	—	—	—
Commercial owner occupied	2	268	268	—	—	—
Consumer owner occupied	1	99	99	—	—	—
Commercial and industrial	4	497	497	—	—	—
Other income producing property	2	119	119	1	298	298
Total interest rate modifications	11	$1,290	$1,290	1	$298	$298
Term modification
Construction and land development	1	141	141	—	$—	$—
Commercial non-owner occupied	—	$—	$—	—	—	—
Commercial owner occupied	2	2,356	2,356	—	—	—
Consumer owner occupied	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	40	40
Other income producing property	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total term modifications	3	$2,497	$2,497	1	$40	$40
	14	$3,787	$3,787	2	$338	$338

At March 31, 2022 and 2021, the balance of accruing TDRs was $12.4 million and $14.5 million, respectively. The Company had $768,000 and $791,000 remaining availability under commitments to lend additional funds on restructured loans at March 31, 2022 and 2021, respectively. The amount of specific reserve associated with restructured loans was $4.2 million and $2.4 million at March 31, 2022 and 2021, respectively.

The following table presents the changes in status of loans restructured within the previous 12 months as of March 31, 2022 by type of concession. There were no subsequent defaults that resulted in a change to reserves on the individually evaluated loan .

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	14	$1,783	—	$—	—	$—
Term modification	4	2,806	—	—	—	—
	18	$4,589	—	$—	—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Other				CRE Owner	Non-Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended March 31, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	611	13,325	4,997	37,593	23,149	4,921	565	61,794	79,649	28,167	$301,807
Initial Allowance for PCD loans acquired during period	84	—	—	—	86	—	—	—	1,479	—	7,569	9,218
Initial Allowance for Non PCD loans acquired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(58)	(19)	(218)	—	(4)	(2,661)	—	—	(371)	—	(2,159)	(5,490)
Recoveries	394	55	257	3	234	532	—	—	314	69	1,309	3,167
Net (charge offs) recoveries	336	36	39	3	230	(2,129)	—	—	(57)	69	(850)	(2,323)
(Recovery) provision (1)	(1,806)	(87)	175	614	(14,438)	828	(1,444)	42	(16,641)	13,945	(3,191)	(22,003)
Balance at end of period March 31, 2022	$46,002	$586	$13,671	$5,616	$25,358	$21,899	$3,903	$607	$49,094	$96,360	$37,300	$300,396

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$45,805	$586	$12,301	$5,616	$24,770	$21,899	$3,903	$607	$45,302	$95,051	$32,476	$288,316
Individually evaluated	168	—	1,357	—	588	—	—	—	2,960	—	3,358	8,431
Total quantitative allowance	45,973	586	13,658	5,616	25,358	21,899	3,903	607	48,262	95,051	35,834	296,747
Qualitative allowance	29	—	13	—	—	—	—	—	832	1,309	1,466	3,649
Balance at end of period March 31, 2022	$46,002	$586	$13,671	$5,616	$25,358	$21,899	$3,903	$607	$49,094	$96,360	$37,300	$300,396

Three Months Ended March 31, 2021
Allowance for loan losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(120)	—	(169)	—	(10)	(2,149)	—	—	(27)	(194)	(705)	(3,374)
Recoveries	428	33	417	1	201	510	—	—	333	321	1,151	3,395
Net (charge offs) recoveries	308	33	248	1	191	(1,639)	—	—	306	127	446	21
Provision (recovery) (1)	(827)	(81)	(943)	(1,023)	(12,051)	2,960	(2,003)	34	(6,750)	(16,989)	(13,197)	(50,870)
Balance at end of period March 31, 2021	$63,042	$1,190	$16,003	$3,892	$55,337	$27,883	$5,884	$1,544	$90,660	$107,559	$33,466	$406,460

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$55,336	$1,190	$14,210	$3,830	$55,234	$21,334	$5,884	$817	$83,115	$100,267	$26,673	$367,890
Individually evaluated	378	—	165	—	103	—	—	—	3,315	35	399	4,395
Total quantitative allowance	55,714	1,190	14,375	3,830	55,337	21,334	5,884	817	86,430	100,302	27,072	372,285
Qualitative allowance	7,328	—	1,628	62	—	6,549	—	727	4,230	7,257	6,394	34,175
Balance at end of period March 31, 2021	$63,042	$1,190	$16,003	$3,892	$55,337	$27,883	$5,884	$1,544	$90,660	$107,559	$33,466	$406,460
(1)	A negative provision (recovery) for credit losses of ($142,000), net of the provision for $3.4 million recorded for the unfunded commitments acquired from ACBI, was recorded during the first quarter of 2022, compared to a negative provision (recovery) for credit losses of $7.5 million recorded during the first quarter of 2021 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of information pertaining to OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO	Bank Premises Held For Sale	Total
Balance, December 31, 2021	$2,736	$9,578	$12,314
Additions, net	1,151	1,260	2,411
Write-downs	(67)	(128)	(195)
Sold	(530)	(4,293)	(4,823)
Balance, March 31, 2022	$3,290	$6,417	$9,707

At March 31, 2022, there were a total of 15 properties included in OREO compared to 12 properties at December 31, 2021. At March 31, 2022, there were a total of 8 properties included in bank premises held for sale which compares to 9 properties included in premises held for sale, at December 31, 2021. At March 31, 2022, we had $717,000 in residential real estate included in OREO and $4.6 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of March 31, 2022 and December 31, 2021, we had operating right-of-use (“ROU”) assets of $118.4 million and $110.3 million, respectively, and operating lease liabilities of $125.9 million and $115.9 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 22 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The Company also holds a small number of finance leases assumed in connection to the CSFL merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained.

	Three Months Ended
(Dollars in thousands)	March 31,
	2022	2021
Lease Cost Components:
Amortization of ROU assets - finance leases	$117	$117
Interest on lease liabilities - finance leases	13	15
Operating lease cost (cost resulting from lease payments)	4,333	4,343
Short-term lease cost	143	135
Variable lease cost (cost excluded from lease payments)	437	648
Total lease cost	$5,043	$5,258
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$13	$15
Finance lease - financing cash flows	108	106
Operating lease - operating cash flows (fixed payments)	4,181	4,140
Operating lease - operating cash flows (net change asset/liability)	(3,303)	(3,220)
New ROU assets - operating leases	12,428	1,298
New ROU assets - finance leases	—	—
Weighted - average remaining lease term (years) - finance leases	6.17	7.16
Weighted - average remaining lease term (years) - operating leases	10.47	11.30
Weighted - average discount rate - finance leases	1.7%	1.7%
Weighted - average discount rate - operating leases	3.0%	3.3%

Operating lease payments due:
2022 (excluding the quarter ended March 31, 2022)	$12,844
2023	16,367
2024	14,987
2025	13,559
2026	12,997
Thereafter	79,262
Total undiscounted cash flows	150,016
Discount on cash flows	(24,097)
Total operating lease liabilities	$125,919

As of March 31, 2022, we determined that the number and dollar amount of our equipment leases was immaterial. As of March 31, 2022, we have no additional operating leases that have not yet commenced.

Note 10 — Deposits

Our total deposits are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Non-interest bearing checking	$14,052,332	$11,498,840
Interest-bearing checking	9,275,208	9,018,987
Savings	3,479,743	3,350,547
Money market	9,140,005	8,376,380
Time deposits	2,828,542	2,810,075
Total deposits	$38,775,830	$35,054,829

At March 31, 2022 and December 31, 2021, we had $576.5 million and $603.2 million in certificates of deposits of $250,000 and greater, respectively. At March 31, 2022 and December 31, 2021, the Company held $150.1 million and $325.0 in traditional, out-of-market brokered deposits, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2021, we did not pay a discretionary matching contribution in the first quarter of 2022. Currently, we expect the same terms in the employees’ savings plan for 2022. As a result of the recent ACBI acquisition, all former ACBI employees became eligible to participate in the Company’s 401(k) plan as of legal close in March 2022. We expensed $4.0 million for the three months ended March 31, 2022 and $4.3 million for the three months ended March 31, 2021 related to the Company’s savings plan.

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

Note 12 — Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period, excluding non-vested restricted shares. Our diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options or vesting of restricted stock units. Stock options and unvested restricted stock units are considered common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except for per share amounts)	2022	2021
Basic earnings per common share:
Net income	$100,329	$146,949
Weighted-average basic common shares	71,447	71,009
Basic earnings per common share	$1.40	$2.07
Diluted earnings per common share:
Net income	$100,329	$146,949
Weighted-average basic common shares	71,447	71,009
Effect of dilutive securities	664	475
Weighted-average dilutive shares	72,111	71,484
Diluted earnings per common share	$1.39	$2.06

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022			2021
Number of shares			57,169			62,235
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35

Note 13 — Share-Based Compensation

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The Company also assumed the obligations of ACBI under various equity incentive plans pursuant to the acquisition of ACBI on March 1, 2022.

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

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2022	185,125	$63.03
Assumed stock options and warrants from ACBI merger	23,410	40.73
Exercised	(9,703)	42.25
Expired	(14)	33.02
Outstanding at March 31, 2022	198,818	61.42	3.78	$4,554
Exercisable at March 31, 2022	198,818	61.42	3.78	$4,554

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first three months of 2022. Because all outstanding stock options had vested as of December 31, 2021, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested for the quarter ended March 31, 2022. The intrinsic value of stock option shares exercised for the three months ended March 31, 2022 was $418,000.

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

Nonvested restricted stock for 2022 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2022	3,066	$67.31
Assumed restricted stock shares from ACBI merger	84,224	90.00
Vested	(1,916)	90.00
Nonvested at March 31, 2022	85,374	$89.19

As of March 31, 2022, there was $5.7 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.70 years as of March 31, 2022. The total fair value of shares vested during the three months ended March 31, 2022 was $172,440.

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

Outstanding RSUs for the three months ended March 31, 2022 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2022	948,213	$67.01
Assumed restricted stock units from ACBI merger	55,736	87.94
Granted	282,952	83.50
Vested	(128,302)	67.46
Forfeited	(1,464)	87.88
Outstanding at March 31, 2022	1,157,135	$71.88

The nonvested shares of 1,157,135 at March 31, 2022 includes 55,246 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2024.

As of March 31, 2022, there was $43.7 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.3 years as of March 31, 2022. The total fair value of RSUs vested and released during the three months ended March 31, 2022 was $8.7 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2022, commitments to extend credit and standby letters of credit totaled $9.3 billion. As of March 31, 2022, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $30.4 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Management, as of March 31, 2022, any such liability is not expected to have a material effect on our consolidated financial statements.

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

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and The NASDAQ Stock Market. Level 2 securities include mortgage-backed securities and debentures issued by government agencies or sponsored entities, municipal bonds and corporate debt securities, or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be individually evaluated for expected credit losses if it no longer shares similar risk characteristics with other pooled loans. Once a loan is identified as an individually evaluated loan, Management measures expected credit losses using estimated fair value methodologies. The fair value of the individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring an ACL represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2022, approximately three fourths of the individually evaluated loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Individually evaluated loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the individually evaluated loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, and adjusted for estimated selling costs (Level 2). However, OREO is considered Level 3 in the fair value hierarchy because Management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO Expense and Loan Related Expense in the Condensed Consolidated Statements of Income.

Bank Property Held for Sale

Bank property held for sale consists of locations that Management has identified as no longer needed and reclassified from bank premises. These properties are typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, and adjusted for estimated selling costs (Level 2). However, bank property held for sale is considered Level 3 in the fair value hierarchy because Management has qualitatively applied a discount due to the size, supply of inventory, restrictions and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time a property is identified as held for sale, any excess of the book balance over the fair value of the real estate is treated as a charge against earnings. Gains or losses on sale and generally any subsequent write-downs to the value are recorded as a component in Other Expense in the Condensed Consolidated Statements of Income.

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy. (See Note 17 — Derivative Financial Instruments for additional information).

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022:
Assets
Derivative financial instruments	$412,815	$—	$412,815	$—
Loans held for sale	130,376	—	130,376	—
Trading securities	74,234	—	74,234	—
Securities available for sale:
U.S. Treasuries	268,581	—	268,581	—
U.S. Government agencies	179,942	—	179,942	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,013,904	—	2,013,904	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	694,705	—	694,705	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,151,860	—	1,151,860	—
State and municipal obligations	1,127,697	—	1,127,697	—
Small Business Administration loan-backed securities	457,357	—	457,357	—
Corporate securities	30,160	—	30,160	—
Total securities available for sale	5,924,206	—	5,924,206	—
Mortgage servicing rights	83,339	—	—	83,339
	$6,624,970	$—	$6,541,631	$83,339
Liabilities
Derivative financial instruments	$412,168	$—	$412,168	$—

December 31, 2021:
Assets
Derivative financial instruments	$414,742	$—	$414,742	$—
Loans held for sale	191,723	—	191,723	—
Trading securities	77,689	—	77,689	—
Securities available for sale:
U.S. Government agencies	97,117	—	97,117	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,831,039	—	1,831,039	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	725,995	—	725,995	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,207,241	—	1,207,241	—
State and municipal obligations	812,689	—	812,689	—
Small Business Administration loan-backed securities	500,663	—	500,663	—
Corporate securities	18,734	—	18,734	—
Total securities available for sale	5,193,478	—	5,193,478	—
Mortgage servicing rights	65,620	—	—	65,620
	$5,943,252	$—	$5,877,632	$65,620
Liabilities
Derivative financial instruments	$410,137	$—	$410,137	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2022. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2022 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2022	$65,620	$—
Servicing assets that resulted from transfers of financial assets	7,122	—
Changes in fair value due to valuation inputs or assumptions	12,827	—
Changes in fair value due to decay	(2,230)	—
Fair value , March 31, 2022	$83,339	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2022.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022:
OREO	$3,290	$—	$—	$3,290
Bank property held for sale	6,417	—	—	6,417
Individually evaluated loans	4,527	—	—	4,527
December 31, 2021:
OREO	$2,736	$—	$—	$2,736
Bank property held for sale	9,578	—	—	9,578
Individually evaluated loans	20,802	—	—	20,802

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			March 31,	December 31,
	Valuation Technique	Unobservable Input	2022	2021
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	13%	9%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	19%	24%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2022 and December 31, 2021. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities — Securities available for sale are valued at quoted market prices or dealer quotes. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 5 — Investment Securities for additional information, as well as page 34 regarding fair value.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2022
Financial assets:
Cash and cash equivalents	$6,032,606	$6,032,606	$6,032,606	$—	$—
Trading securities	74,234	74,234	—	74,234	—
Investment securities	8,931,233	8,733,959	179,258	8,554,701	—
Loans held for sale	130,376	130,376	—	130,376	—
Loans, net of allowance for credit losses	26,256,031	26,434,330	—	—	26,434,330
Accrued interest receivable	106,396	106,396	—	25,425	80,971
Mortgage servicing rights	83,339	83,339	—	—	83,339
Interest rate swap - non-designated hedge	408,434	408,434	—	408,434	—
Other derivative financial instruments (mortgage banking related)	4,381	4,381	—	4,381	—
Financial liabilities:
Deposits	38,775,830	38,737,371	—	38,737,371	—
Federal funds purchased and securities sold under agreements to repurchase	770,409	770,409	—	770,409	—
Other borrowings	405,553	399,125	—	399,125	—
Accrued interest payable	6,644	6,644	—	6,644	—
Interest rate swap - non-designated hedge	409,084	409,084	—	409,084	—
Other derivative financial instruments (mortgage banking related)	3,084	3,084	—	3,084	—
Off balance sheet financial instruments:
Commitments to extend credit	—	63,247	—	63,247	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$6,843,147	$6,843,147	$6,843,147	$—	$—
Trading securities	77,689	77,689	—	77,689	—
Investment securities	7,173,947	7,132,110	160,568	6,971,542	—
Loans held for sale	191,723	191,723	—	191,723	—
Loans, net of allowance for credit losses	23,626,359	23,921,372	—	—	23,921,372
Accrued interest receivable	90,069	90,069	—	19,241	70,828
Mortgage servicing rights	65,620	65,620	—	—	65,620
Interest rate swap - non-designated hedge	408,776	408,776	—	408,776	—
Other derivative financial instruments (mortgage banking related)	5,966	5,966	—	5,966	—
Financial liabilities:
Deposits	35,054,829	35,050,516	—	35,050,516	—
Federal funds purchased and securities sold under agreements to repurchase	781,239	781,239	—	781,239	—
Other borrowings	327,066	334,640	—	334,640	—
Accrued interest payable	3,345	3,345	—	3,345	—
Interest rate swap - non-designated hedge	410,137	410,137	—	410,137	—
Off balance sheet financial instruments:
Commitments to extend credit	—	93,501	—	93,501	—

Note 16 — Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive income, net of tax, were as follows:

		Unrealized Gains
		and Losses
		on Securities
	Benefit	Available
(Dollars in thousands)	Plans	for Sale	Total
Three Months Ended March 31, 2022
Balance at December 31, 2021	$57	$(21,203)	$(21,146)
Other comprehensive loss before reclassifications	—	(272,810)	(272,810)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive loss	—	(272,810)	(272,810)
Balance at March 31, 2022	$57	$(294,013)	$(293,956)

Three Months Ended March 31, 2021
Balance at December 31, 2020	$(151)	$47,740	$47,589
Other comprehensive loss before reclassifications	—	(48,620)	(48,620)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive loss	—	(48,620)	(48,620)
Balance at March 31, 2021	$(151)	$(880)	$(1,031)

There were no reclassifications out of accumulated other comprehensive income for either of the three-month periods ended March 31, 2022 and 2021.

Note 17 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments utilized by the Company:

			March 31, 2022			December 31, 2021
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$18,078	$—	$645	$15,716	$—	$1,355

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	10,706,435	106,122	363,248	10,404,605	408,776	69,998
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	10,704,249	302,885	45,763	10,402,394	—	338,784

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	85,000	—	3,084	205,000	1,228	—
Contracts used to hedge mortgage pipeline	Other Assets	277,500	4,381	—	324,000	4,738	—
Total derivatives		$21,791,262	$413,388	$412,740	$21,351,715	$414,742	$410,137

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We had no cash flow hedges as of March 31, 2022 and December 31, 2021. For more information regarding the fair value of our derivative financial instruments, see Note 15 — Fair Value to these financial statements.

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

Balance Sheet Fair Value Hedge

As of March 31, 2022 and December 31, 2021, the Company maintained loan swaps, with an aggregate notional amount of $18.1 million and $15.7 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. There was a gain of $41,000 recorded on these derivatives for the quarter ended March 31, 2022. There was no gain or loss recorded on these derivatives for the quarter ended March 31, 2021.

Non-designated Hedges of Interest Rate Risk

Customer Swap

We maintain interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. The Company is in the process of implementing a plan to transition these interest rate swap contracts to a reference rate other than LIBOR. For discussion related to reference rate reform, please refer to Issued But Not Yet Adopted Accounting Standards within Note 2—Summary of Significant Accounting Policies. The interest rate swaps are settled monthly with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2022 and December 31, 2021, the interest rate swaps had an aggregate notional amount of approximately $21.4 billion and $20.8 billion, respectively. At March 31, 2022 the fair value of the interest rate swap derivatives is recorded in other assets at $409.0 million and in other liabilities at $409.0 million for a net liability position of $4,000. At December 31, 2021, the fair value of the interest rate swap derivatives was recorded in other assets at $408.8 million and other liabilities at $408.8 million for a net liability position of $5,000. Changes in the fair market value of these interest rate swaps is recorded through earnings. As of March 31, 2022, we provided $29.8 million of cash collateral on the customer swaps which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). We also provided $262.1 million in investment securities at market value as collateral on the customer swaps which is included in investment securities – available for sale. Counterparties provided $124.8 million of cash collateral to the Company to secure swap asset positions which is included in interest-bearing deposits (Liability) on the balance sheet.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At March 31, 2022 and December 31, 2021, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at March 31, 2022, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended March 31, 2022 and 2021.

Mortgage Banking

We also have derivatives contracts that are not classified as accounting hedges to mitigate risks related to the Company’s mortgage banking activities. These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge MSRs; while forward sales commitments are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s consolidated statements of income in mortgage banking income.

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On March 31, 2022, we had derivative financial instruments outstanding with notional amounts totaling $85.0 million related to MSRs, compared to $205.0 million on December 31, 2021. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $3.1 million at March 31, 2022, compared to a gain of $1.2 million at December 31, 2021.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Mortgage loan pipeline	$263,976	$264,000
Expected closures	241,672	233,265
Fair value of mortgage loan pipeline commitments	256	4,759
Forward sales commitments	277,500	324,000
Fair value of forward commitments	4,124	(21)

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

The following table presents actual and required capital ratios as of March 31, 2022 and December 31, 2021 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2022:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,472,948	11.37%	$2,138,431	7.00%	$1,985,686	6.50%
SouthState Bank (the Bank)	3,773,163	12.37%	2,134,908	7.00%	1,982,415	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,472,948	11.37%	2,596,666	8.50%	2,443,921	8.00%
SouthState Bank (the Bank)	3,773,163	12.37%	2,592,389	8.50%	2,439,895	8.00%
Total capital to risk-weighted assets:
Consolidated	4,064,615	13.31%	3,207,647	10.50%	3,054,902	10.00%
SouthState Bank (the Bank)	3,961,830	12.99%	3,202,362	10.50%	3,049,869	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,472,948	8.45%	1,643,247	4.00%	2,054,058	5.00%
SouthState Bank (the Bank)	3,773,163	9.19%	1,642,556	4.00%	2,053,196	5.00%
December 31, 2021:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,201,644	11.75%	$1,906,831	7.00%	$1,770,629	6.50%
SouthState Bank (the Bank)	3,431,069	12.62%	1,902,954	7.00%	1,767,029	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,201,644	11.75%	2,315,438	8.50%	2,179,236	8.00%
SouthState Bank (the Bank)	3,431,069	12.62%	2,310,730	8.50%	2,174,804	8.00%
Total capital to risk-weighted assets:
Consolidated	3,692,674	13.56%	2,860,247	10.50%	2,724,045	10.00%
SouthState Bank (the Bank)	3,594,099	13.22%	2,854,431	10.50%	2,718,505	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,201,644	8.05%	1,590,045	4.00%	1,987,556	5.00%
SouthState Bank (the Bank)	3,431,069	8.65%	1,587,212	4.00%	1,984,015	5.00%

As of March 31, 2022 and December 31, 2021, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In June 2016, the FASB issued ASU No. 2016-13 which required an entity to utilize a new impairment model known as the CECL model to estimate its lifetime “expected credit loss.” This standard was adopted and became effective on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the Day 1 effects on the Company’s regulatory capital calculations over a three-year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three-year phase-in of the recognition of the adoption date effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5-year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from adoption date and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provided a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from adoption date and the CECL difference from the first two years of application. This amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 25% being phased out in 2022.

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion and $1.6 billion, respectively, at March 31, 2022 and December 31, 2021. The Company added $342.9 million in goodwill related to the Atlantic Capital acquisition in the first quarter of 2022. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet. The Company added $17.5 million in core deposit intangibles related to the Atlantic Capital transaction during the first quarter of 2022.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2021. During the second quarter of 2021, the Company implemented the change in its annual goodwill valuation date to October 31 each year in order for the valuation to be closer to our year end audit date. We determined that no impairment charge was necessary for each period end. We will continue to monitor the impact of the COVID-19 pandemic on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Gross carrying amount	$278,368	$257,874
Accumulated amortization	(138,004)	(129,807)
	$140,364	$128,067

Amortization expense totaled $8.5 million for the quarter ended March 31, 2022, compared to $9.2 million for the quarter ended March 31, 2021.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2022	$8,463
September 30, 2022	8,027
December 31, 2022	8,027
March 31, 2023	7,299
June 30, 2023	7,028
Thereafter	101,520
$140,364

Note 20 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of March 31, 2022 and December 31, 2021, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $6.5 billion and $6.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during the quarter ended March 31, 2022 and March 31, 2021 were $3.8 million and $3.2 million, respectively. Servicing fees are recorded in mortgage banking income in our Condensed Consolidated Statements of Income.

At March 31, 2022 and December 31, 2021, MSRs were $83.3 million and $65.6 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Condensed Consolidated Statements of Income. The market value adjustments related to MSRs recorded in mortgage banking income for the quarter ended March 31, 2022 and March 31, 2021 were gains of $12.8 million, compared with gains of $8.1 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Increase in fair value of MSRs	$12,827	$8,076
Decay of MSRs	(2,230)	(4,561)
Loss related to derivatives	(11,838)	(6,404)
Net effect on statements of income	$(1,241)	$(2,889)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing, and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 15 — Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,
(Dollars in thousands)	2022		2021
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		99.9%
Adjustable-rate mortgage loans	—%		0.1%
Total	100.0%		100.0%
Weighted average life	8.42	years	7.35	years
Constant Prepayment rate (CPR)	6.5%		8.4%
Weighted average discount rate	9.4%		9.0%
Effect on fair value due to change in interest rates
25 basis point increase	$1,337		$3,961
50 basis point increase	2,316		7,261
25 basis point decrease	(1,934)		(4,371)
50 basis point decrease	(4,793)		(8,966)

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

Custodial escrow balances maintained in connection with the loan servicing were $44.6 million and $29.6 million at March 31, 2022 and December 31, 2021, respectively.

Whole loan sales were $700.7 million for the quarter ended March 31, 2022, compared to $774.4 million for the quarter ended March 31, 2021. For the quarter ended March 31, 2022, $530.5 million, or 75.7%, were sold with the servicing rights retained by the Company, compared to $621.7 million, or 80.3%, for the quarter ended March 31, 2021.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $130.4 million and $191.7 million at March 31, 2022 and December 31, 2021, respectively.

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

At March 31, 2022 and December 31, 2021, our repurchase agreements totaled $426.6 million and $400.0 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2022 and December 31, 2021. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $519.0 million and $471.3 million at March 31, 2022 and December 31, 2021, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 — Stock Repurchase Program

On January 27, 2021, the Company’s Board of Directors approved a stock repurchase program (“2021 Stock Repurchase Plan”) authorizing the Company to repurchase up to 3,500,000 of the Company’s common shares. During the first quarter of 2022, the Company repurchased a total of 1,012,038 shares at a weighted average price of $85.43 per share pursuant to the 2021 Stock Repurchase Plan. Life-to-date as of March 31, 2022, the Company has repurchased a total of 2,829,979 shares at a weighted average price of $82.27 per share, leaving 670,021 shares remaining that may be repurchased under the 2021 Stock Repurchase Plan.

Note 23 — Subsequent Events

On April 28, 2022, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.49 per share. The dividend is payable on May 20, 2022 to shareholders of record as of May 13, 2022.

As of May 5, 2022, the Company repurchased an additional 300,000 shares of the Company’s common stock pursuant to the 2021 Stock Repurchase Plan at a weighted average price of $79.15 per share after March 31, 2022. Total stock repurchases year-to-date equal 1,312,038 shares at a weighted average price of $83.99 per share, bringing life-to-date repurchases to 3,129,979 at a weighted average price of $81.97 per share. The Company may repurchase up to an additional 370,021 shares of common stock under the 2021 Stock Repurchase Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2021. Results for the quarter ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Advisory, Inc., a wholly owned registered investment advisor. The Bank also operates Duncan-Williams, Inc. (“Duncan-Williams”), which it acquired on February 1, 2021. Duncan-Williams is a registered broker-dealer, headquartered in Memphis, Tennessee, that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies, automotive parts and service providers nationwide. The holding company owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At March 31, 2022, we had approximately $46.2 billion in assets and 5,182 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 and also analyzes our financial condition as of March 31, 2022 as compared to December 31, 2021. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Although the economy has been recovering from the COVID-19 pandemic and vaccine distributions and treatments are generally available, businesses throughout the United States and our customers are still being affected by the COVID-19 pandemic. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on various developments and other factors, including, among others, an increase in cases as a result of new waves of the pandemic or as new variants of the disease begin to circulate, how federal, state and local governments and the private sector respond, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

We are continuously monitoring the impact of the COVID-19 pandemic on our results of operations and financial condition. While there have been improvements in the economic forecasts starting in 2021, resulting in a recovery for credit losses of $8.4 million during the first quarter of 2022 and $165.3 million year-to-date in 2021, there is continued uncertainty around the COVID-19 pandemic and its latest Omicron variants, as well as other global events, that may result in additional provision for credit losses in the future.

In addition, growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has contributed to rising inflation. In response, the Federal Reserve has begun raising interest rates and signaled that it will continue to raise rates and taper its purchase of mortgage and other bonds. The timing and impact of inflation and rising interest rates on our business, financial and results of operations will depend on future developments, which are highly uncertain and difficult to predict.

Atlantic Capital Bancshares, Inc. (“Atlantic Capital”) Merger

On March 1, 2022, the Company acquired all of the outstanding common stock of Atlantic Capital, the holding company for Atlantic Capital Bank (“ACB”), in a stock transaction. Pursuant to the merger agreement, (i) Atlantic Capital merged with and into the Company, with the Company continuing as the surviving corporation in the merger, and (ii) immediately following the merger, SouthState Bank N.A. (“SSB”) merged with and into ACB, with SSB continuing as the surviving bank in the bank merger.

Under the terms of the merger agreement, shareholders of Atlantic Capital received 0.36 shares of the Company’s common stock for each share of Atlantic Capital common stock they owned. In total, the purchase price for Atlantic Capital was $657.8 million.

In the acquisition, the Company acquired $2.4 billion of loans, including PPP loans, at fair value, net of $48.7 million, or 2.01%, estimated discount to the outstanding principal balance, representing 10.0% of the Company’s total loans at December 31, 2021. Of the total loans acquired, Management identified $112.7 million that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans. Additional details regarding the Atlantic Capital merger are discussed in Note 4 — Mergers and Acquisitions.

Overdraft Program

In April 2022, the Company announced it will be modifying its consumer overdraft program to eliminate NSF fees as well as transfer fees to cover overdrafts. It will also offer a deposit product with no overdraft fees. The changes will be implemented starting in the third quarter of 2022 and are estimated to reduce diluted annual earnings per share by approximately 8 to 10 cents.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by Management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 2 — Summary of Significant Accounting Policies and Note 3 — Recent Accounting and Regulatory Pronouncements of our consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 1 — Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of March 31, 2022 and December 31, 2021, the balance of goodwill was $1.9 billion and $1.6 billion, respectively. As a result of the Atlantic Capital merger on March 1, 2022, the Company recognized additional goodwill of $342.9 million. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

We changed the annual impairment date to October 31 during the second quarter of 2021 in order for the valuation to be closer to our year-end audit date. Our most recent evaluation of goodwill was performed as of October 31, 2021, and we determined that no impairment charge was necessary. Our stock price has traded above book value and tangible book value in the first three months of 2022. Our stock price closed on March 31, 2022 at $81.59, which was above book value of $68.30 and tangible book value of $41.05. We will continue to monitor the impact of COVID-19 and other global events on the Company’s business, operating results, cash flows and financial condition. If the economy deteriorates and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including loans, available for sale securities, ACL, write downs of OREO properties and bank properties held for sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets as of March 31, 2022 were $136.1 million which was up from $65.0 million as of December 31, 2021. The increase in deferred tax assets during the first three months of 2022 was mostly attributable to an increase in the fair value of loans, as well as the addition of deferred taxes from Atlantic Capital.

The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, California, Colorado, Florida, Georgia, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia and in New York City.  We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at March 31, 2022 or December 31, 2021.

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

Results of Operations

Overview

We reported consolidated net income of $100.3 million, or diluted earnings per share (“EPS”) of $1.39, for the first quarter of 2022 as compared to consolidated net income of $146.9 million, or diluted EPS of $2.06, in the comparable period of 2021, a 31.7% decrease in consolidated net income and a 32.3% decrease in diluted EPS. The $46.6 million decrease in consolidated net income was the net result of the following items:

●	Decreased interest income of $8.0 million, resulting from a $26.4 million decrease in interest income from loans and loans held for sale, partially offset by a $16.5 million increase in interest income from investment securities and a $1.9 million increase in interest income on federal funds sold, securities purchased under agreements to resell and interest-bearing deposits;
●	Decreased interest expense of $7.5 million, which resulted from a decline in the cost of interest-bearing liabilities of 15 basis points. The decrease in the cost of interest-bearing liabilities was due to the Company continuing to lower interest-bearing deposit rates as the interest rate environment remained low during 2021;
●	A $50.0 million reduction in the release of the allowance for credit losses, as the Company recorded a release of the allowance for credit losses of $8.4 million in the first quarter of 2022 while recording a release of the allowance for credit losses of $58.4 million in the first quarter of 2021. In the first quarter of 2021, with the continued stabilization in the economy from the COVID-19 pandemic and increased availability of the vaccine, the Company started to release some of the allowance built in 2020 based on improvements in economic forecasts. The economy and economic forecasts have continued to improve throughout 2021 and the first quarter of 2022 and we have continued to release the allowance for credit losses;
●	Decreased noninterest income of $10.2 million was primarily from a decline in mortgage banking income of $16.3 million. This decrease was partially offset by increases of $3.6 million in fees on deposit accounts, $1.2 million in trust and investment services income and a $2.1 million increase in other noninterest income driven by an increase of $2.0 million in income from bank owned life insurance. (See Noninterest Income section on page 56 for further discussion);
●	Decreased noninterest expense of $111,000, which resulted primarily from a decline in salaries and employee benefits of $2.7 million, in OREO and loan related expense of $1.2 million and occupancy expense of $1.5 million. These decreases were partially offset by an increase in other noninterest expense of $4.4 million and in FDIC assessment and other regulatory charges of $1.0 million (See Noninterest Expense section on page 57 for further discussion); and
●	Lower income tax provision of $14.0 million primarily due to lower pretax book income between the two quarters. The Company recorded pretax book income of $127.4 million in the first quarter of 2022 compared to pretax book income of $188.0 million in the first quarter of 2021. Our effective tax rate was 21.26% for the three months ended March 31, 2022 compared to 21.83% for the three months ended March 31, 2021.

Our quarterly efficiency ratio increased to 63.0% in the first quarter of 2022 compared to 61.1% in the first quarter of 2021. The increase in the efficiency ratio compared to the first quarter of 2021 was the result of the 0.3% increase in noninterest expense (excluding amortization of intangibles) along with a 2.8% decrease in the total of tax-equivalent (“TE”) net interest income and noninterest income. The reduction in income was mainly due to a $16.3 million decline in mortgage banking income.

Basic and diluted EPS were $1.40 and $1.39, respectively, for the first quarter of 2022, compared to $2.07 and $2.06, respectively, for the first quarter of 2021. The decrease in basic and diluted EPS was due to a 31.7% decrease in net income in the first quarter of 2022 compared to the same period in 2021 partially offset by an increase in average basic common shares of 0.6%. The increase in average basic common shares was due to the Company issuing 7.3 million shares on March 1, 2022 with the Atlantic Capital acquisition, less the 2.8 million of stock repurchases completed by the Company between March 31, 2021 and March 31, 2022.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Return on average assets (annualized)	0.95%	1.56%
Return on average equity (annualized)	8.24%	12.71%
Return on average tangible equity (annualized)*	13.97%	21.16%
Dividend payout ratio	33.71%	22.72%
Equity to assets ratio	11.20%	11.88%
Average shareholders’ equity	$4,937,165	$4,687,149

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended March 31, 2022, the return on average assets, the return on average equity and the return on average tangible equity decreased compared to the same periods in 2021. These decreases were primarily due to the decrease in net income of $46.6 million, or 31.7%, which was mainly attributable to the lower amount of releases in the allowance for credit losses in the first quarter of 2022 compared to the releases for credit losses in the first quarter of 2021 along with the reduction in noninterest income due to a decline in mortgage banking income. The decline in the return on average assets was the result of average assets increasing $4.7 billion in 2022 compared to 2021 due to both the assets acquired in the merger with Atlantic Capital on March 1, 2022 and the increase in cash and cash equivalents resulting from the growth in deposits in the second half of 2021 and into 2022. The return on average equity and the return on average tangible equity declined due to the increase in average equity of $250.0 million in 2022 compared to 2021 as a result of the equity issued for the acquisition of Atlantic Capital on March 1, 2022, which was partially offset by the stock repurchases completed by the Company through March 31, 2022.
●	The equity-to-assets ratio was 11.20% for the quarter ended March 31, 2022, a decrease of 0.68% from March 31, 2021, which was mainly due to the increase in total assets resulting from higher levels of cash and cash equivalents and investment securities as our liquidity has increased through the growth in deposits, and the assets acquired through the Atlantic Capital transaction completed on March 1, 2022.
●	Dividend payout ratios were 33.71% for the three-month period ending March 31, 2022 and 22.72% for the three-month period ending March 31, 2021. The increase in the dividend payout ratio is due to lower net income in the current quarter compared to the same period in the prior year, while the amount of the dividend paid per share increased to $0.49 in the first quarter of 2022 compared to $0.47 in the first quarter of 2021.

Net Interest Income and Margin

Non-TE net interest income decreased $524,000, or 0.2%, to $261.5 million in the first quarter of 2022 compared to $262.0 million in the same period in 2021. Interest earning assets averaged $38.5 billion during the three months period ended March 31, 2022 compared to $34.2 billion for the same period in 2021, an increase of $4.3 billion, or 12.5%. Interest bearing liabilities averaged $24.9 billion during the three months period ended March 31, 2022 compared to $22.4 billion for the same period in 2021, an increase of $2.5 billion, or 11.2%. In March of 2020, the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in reaction to the COVID-19 pandemic. Rates remained at this low level until mid-March 2022, when the Federal Reserve approved its first federal funds target rate increase in more than three years to a range of 0.25% to 0.50%. However, even with the rate increase this quarter, the Company operated under the lower rate environment for the majority of the first quarter of 2022. Some key highlights are outlined below:

●	Both the non-TE and TE net interest margin decreased by 35 basis points in the first quarter of 2022 compared to the same quarter of 2021 due to the decline in the yield on interest earning assets of 45 basis points, which was only partially offset by the lower cost of interest-bearing liabilities of 15 basis points. The decline in the net interest margin was also due to the increase in average balance of the lower yielding federal funds sold and interest-bearing deposits with banks and investment securities as a percentage of the average balance of total interest-earning assets.
●	Non-TE yield on interest-earning assets for the first quarter of 2022 decreased 45 basis points to 2.85% from the comparable period in 2021. The decline in yield on interest-earning assets was primarily due to a decrease in yield on both acquired and non-acquired loans as we continued to operate in a low interest rate environment in 2021 and the first quarter of 2022. In addition, the asset mix changed as lower yielding federal funds sold and interest-earning deposits with banks increased $920.4 million in the first quarter of 2022 to $5.7 billion compared to the same period in 2021 of $4.8 billion, and investment securities increased $3.2 billion in the first quarter of 2022 to $7.9 billion compared to $4.7 billion in the same period in 2021.
●	The average cost of interest-bearing liabilities for the first quarter of 2022 decreased 15 basis points from the same period in 2021. Our overall cost of funds, including noninterest-bearing deposits, was 0.10% for the three months ended March 31, 2022 compared to 0.21% for the three months ended March 31, 2021. These decreases were due to both the Company operating under a continued low interest rate environment for the majority of the first quarter of 2022, along with the reduction in the average balance of the higher costing corporate and subordinated debentures. The average cost of interest-bearing deposits declined 14 basis points as the decrease occurred in all deposit categories. The overall cost of funds also declined due to a $2.2 billion increase in our noninterest-bearing deposits from the first quarter in 2021.

The tables below summarize the analysis of changes in interest income and interest expense for the quarter ended March 31, 2022 and 2021 and net interest margin on a tax equivalent basis.

	Three Months Ended
	March 31, 2022			March 31, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$ 5,678,147	$ 2,852	0.20%	$ 4,757,717	$ 989	0.08%
Investment securities (taxable) (1)	7,115,894	30,120	1.72%	4,215,560	15,425	1.48%
Investment securities (tax-exempt) (1)	779,387	3,875	2.02%	467,592	2,095	1.82%
Loans held for sale	110,542	869	3.19%	298,970	1,991	2.70%
Acquired loans, net	8,429,730	90,562	4.36%	11,768,952	134,762	4.64%
Non-acquired loans	16,413,323	142,186	3.51%	12,723,137	123,214	3.93%
Total interest-earning assets	38,527,023	270,464	2.85%	34,231,928	278,476	3.30%
Noninterest-Earning Assets:
Cash and due from banks	572,765			379,675
Other assets	4,155,174			4,090,738
Allowance for credit losses	(308,630)			(456,931)
Total noninterest-earning assets	4,419,309			4,013,482
Total Assets	$ 42,946,332			$ 38,245,410

Interest-Bearing Liabilities:
Transaction and money market accounts	$ 17,473,192	$ 2,217	0.05%	$ 14,678,248	$ 5,387	0.15%
Savings deposits	3,408,129	130	0.02%	2,780,361	434	0.06%
Certificates and other time deposits	2,848,829	2,281	0.32%	3,672,818	5,436	0.60%
Federal funds purchased	354,899	111	0.13%	434,943	92	0.09%
Securities sold with agreements to repurchase	438,258	158	0.15%	417,334	259	0.25%
Corporate and subordinated debentures	354,133	4,093	4.69%	390,043	4,870	5.06%
Total interest-bearing liabilities	24,877,440	8,990	0.15%	22,373,747	16,478	0.30%
Noninterest-Bearing Liabilities:
Demand deposits	12,266,028			10,044,102
Other liabilities	865,699			1,140,412
Total noninterest-bearing liabilities ("Non-IBL")	13,131,727			11,184,514
Shareholders' equity	4,937,165			4,687,149
Total Non-IBL and shareholders' equity	18,068,892			15,871,663
Total Liabilities and Shareholders' Equity	$ 42,946,332			$ 38,245,410

Net Interest Income and Margin (Non-Tax Equivalent)		$ 261,474	2.75%		$ 261,998	3.10%
Net Interest Margin (Tax Equivalent)			2.77%			3.12%

Total Deposit Cost (without debt and other borrowings)			0.05%			0.15%
Overall Cost of Funds (including demand deposits)			0.10%			0.21%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

Interest earned on investment securities increased $16.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This is a result of the Bank carrying a higher average balance in investment securities in 2022 compared to the same periods in 2021. The average balance of investment securities for the three months ended March 31, 2022 increased $3.2 billion from the comparable periods in 2021. The yield on the investment securities increased 23 basis points during the three months ended March 31, 2022 compared to the same periods in 2021. Both the average balance and the yield on the investment securities increased as the Bank used a portion of the excess funds to strategically increase the size of its investment securities, along with the Bank’s strategy on replacing lower yielding securities with higher yielding securities as long-term interest rates increased in the first quarter of 2022. The excess liquidity was from the continuous growth in deposits since 2021 and in the first three months of 2022.

Loans

Interest earned on loans held for investment decreased $25.2 million to $232.7 million in the quarter ended March 31, 2022 from the comparable periods in 2021. Interest earned on loans held for investment included loan accretion income recognized during the quarters ended March 31, 2022 and 2021 of $6.7 million and $10.4 million, respectively, a decrease of $3.7 million. Some key highlights for the quarter ended March 31, 2022 are outlined below:

●	Our non-TE yield on total loans decreased 47 basis points in the first quarter of 2022 compared to the same period in 2021, due to a 28 basis point decline in the yield on the acquired loan portfolio as well as a decline in the average balance of the acquired loan portfolio, which has a higher yield than the non-acquired loan portfolio.
o	The yield on the acquired loan portfolio decreased 28 basis points from 4.64% in the first quarter of 2021 to 4.36% in the same period in 2022.
◾	Interest income on acquired loans decreased by $44.2 million, primarily due to a decrease in the average balance. Also, the Bank was operating under a lower rate environment for the last three quarters of 2021 and for most of the first quarter of 2022 as the federal funds rate increase was not effective until mid-March 2022. This caused the acquired loan portfolio yield to decrease. Further, the loan accretion income declined by $3.7 million during the first quarter of 2022 compared to the same period in 2021.
◾	For the acquired loans, the average balance decreased by $3.3 billion from the first quarter of 2021. This decrease was mainly related to the impact from the paydowns, pay-offs and renewals of acquired loans that were moved to our non-acquired loan portfolio. This impact had a greater effect than the increase in the acquired loan balance from the Atlantic Capital merger, as the merger closed on March 1, 2022.
o	The yield on the non-acquired loan portfolio decreased 42 basis points to 3.51% in the first quarter of 2022 compared to 3.93% in the same period in 2021.
◾	Interest income on non-acquired loans increased by $19.0 million, due to an increase in the average balance. The effects from the increase in the average balance were partially offset by the decline in average rate.
◾	For the non-acquired loans, the average balance increased by $3.7 billion primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. Although the Company saw growth in non-acquired loans, due to the current interest rate environment, the rate used in pricing a majority of our new originated loans remained low and below the interest rate on the existing loan portfolio causing the average rate to decline.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $2.5 billion, or 11.2%, in the first quarter of 2022 compared to the same period in 2021. The cost on interest-bearing liabilities decreased by 15 basis points to 0.15% and the overall cost of funds, including demand deposits, decreased by 11 basis points to 0.10% in the first quarter of 2022, compared to the same period in 2021. Some key highlights for the quarter ended March 31, 2022 compared to the same period in 2021 include:

●	The cost of interest-bearing deposits was 0.08% for the first quarter of 2022 compared to 0.22% for the same period in 2021, while the cost of repurchase agreements was 0.15% for the first quarter of 2022 compared to 0.25% for the same period in 2021. The cost on the corporate and subordinated debt also declined by 37 basis points for the three months ended March 31, 2022 compared to the same period in 2021. The declines in cost related to interest-bearing deposits, repurchase agreements and corporate and subordinated debt were due to the Bank operating under a lower rate environment for the last three quarters of 2021 and for most of the first quarter of 2022, as well as the reduction in the average balance of the higher costing corporate and subordinated debentures. These changes resulted in a 15 basis point decrease in the average rate on all interest-bearing liabilities from 0.30% to 0.15% for the three months ended March 31, 2022 compared to the same period in 2021.
o	The average balance of interest-bearing deposits increased by $2.6 billion and the average balance of repurchase agreements increased by $20.9 million. These increases were offset by decreases in the average balances of federal funds purchased and corporate and subordinated debt of $80.0 million and $35.9 million, respectively.
◾	The increase in average interest-bearing deposits is primarily due to excess deposits maintained in customer deposit accounts and the interest-bearing deposits of $1.6 billion assumed from the Atlantic Capital acquisition on March 1, 2022. Core interest-bearing deposits, which excludes timed deposits, increased $3.7 billion as of March 31, 2022, including the core interest-bearing deposits assumed from Atlantic Capital, compared to a year ago and the average balance increased $3.4 billion for the quarter ended March 31, 2022 compared to the same period in 2021. These core funds are normally lower cost funds.
◾	The decline in average corporate and subordinated debt was due to the redemption of $63.5 million in corporate and subordinated debentures in June 2021. The Company assumed subordinated debt of approximately $78.4 million from Atlantic Capital on the acquisition date of March 1, 2022. However, as the merger closed in the later part of the first quarter of 2022, the impact of the acquired balance to the average was less than the impact of the redemption of $63.5 million that occurred in June 2021. The interest expense from corporate and subordinated debt decreased $777,000 during the first quarter of 2022 compared to the same period in 2021.
o	The decline in interest expense of $7.5 million in the first quarter of 2022 compared to the same period in 2021 was driven by lower costs on interest-bearing deposits, repurchase agreements and corporate and subordinated debentures, along with the average balance reductions in federal funds purchased and corporate and subordinated debentures.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $2.2 billion (including the noninterest-bearing deposits assumed from Atlantic Capital), or 22.1%, to $12.3 billion in the first quarter of 2022 compared to $10.0 billion during the same period in 2021. The increase in average noninterest-bearing deposits was primarily due to our focus on relationship banking and the overall liquidity in banking system. The Company also acquired noninterest-bearing deposit balances from Atlantic Capital which affected the average balance for the last 30 days of the first quarter of 2022. The noninterest-bearing deposit balances from Atlantic Capital on the acquisition date were approximately $1.4 billion in total.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended March 31, 2022 and 2021, noninterest income comprised 24.8% and 26.9%, respectively, of total net interest income and noninterest income.

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Service charges on deposit accounts	$18,894	$16,094
Debit, prepaid, ATM and merchant card related income	10,008	9,188
Mortgage banking income	10,594	26,880
Trust and investment services income	9,718	8,578
Correspondent banking and capital market income	27,994	28,748
Bank owned life insurance income	5,260	3,300
Other	3,622	3,497
Total noninterest income	$86,090	$96,285

Noninterest income decreased by $10.2 million, or 10.6%, during the first quarter of 2022 compared to the same period in 2021. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts was higher by $2.8 million, or 17.4%, in the first quarter of 2022 compared to the same period in 2021. The increase was mainly due to an increase in service charge account maintenance fees of $945,000, in NSF and AOP charges of $1.2 million and in wire transfer fees of $472,000.
●	Debit, prepaid, ATM and merchant card related income was higher by $820,000, or 8.9%, in the first quarter of 2022 compared to the same quarter in 2021. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card income of $382,000, credit card sales incentive of $424,000 and foreign ATM fee income of $418,000.
●	Mortgage banking income decreased by $16.3 million, or 60.6%, during the current quarter compared to the same period of the prior year, which was comprised of $18.6 million, or 69.9%, decrease from mortgage income in the secondary market and a $2.3 million, or 742.5%, increase from mortgage servicing related income, net of the hedge. During the current quarter, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market compared to the same quarter in 2021, which resulted in a decrease in mortgage income from the secondary market. During the first quarter of 2022, mortgage income from the secondary market comprised of a $6.4 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $14.4 million gain on sale of mortgage loans, which is net of the commission expense related to mortgage production. Mortgage commission expense was $5.7 million during the first quarter of 2022 compared to $6.8 million during the comparable period in 2021. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. The increase in mortgage servicing related income, net of the hedge, in the first quarter of 2022 was due to a $1.6 million increase in the change in fair value of the MSR including decay along with a $640,000 increase from servicing fee income. The increase in fair value of the MSR is due to a decrease in MSR decay as interest rates have increased since the first quarter of 2021 and the increase in the servicing fee income is due to the increase in size of the servicing portfolio.
●	Trust and investment services income for the first quarter of 2022 increased by $1.1 million from the first quarter of 2021 as assets under management have increased $636.1 million or 10.1% in that same time frame.
●	Bank owned life insurance income increased $2.0 million, or 59.4%, in the first quarter of 2022 compared to the same quarter in 2021. This increase was due the purchase of $286.0 million of new policies since March 2021 and the addition of $74.6 million in BOLI through the acquisition of Atlantic Capital in the first quarter of 2022.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Salaries and employee benefits	$137,673	$140,361
Occupancy expense	21,840	23,331
Information services expense	19,193	18,789
OREO expense and loan related expense	(238)	1,002
Amortization of intangibles	8,494	9,164
Business development and staff related expense	4,276	3,371
Supplies and printing	602	1,099
Postage expense	1,587	1,571
Professional fees	3,749	3,274
FDIC assessment and other regulatory charges	4,812	3,841
Advertising and marketing	1,763	1,740
Merger and branch consolidation related expense	10,276	10,009
Other	14,573	11,159
Total noninterest expense	$228,600	$228,711

Noninterest expense decreased by $111,000, or 0.05%, in the first quarter of 2022 as compared to the same period in 2021. The quarterly decrease in total noninterest expense primarily resulted from the following:

●	A decrease in salaries and employee benefits of $2.7 million, or 1.9%, in the first quarter of 2022 compared to the same period in 2021. The decrease was primarily due to an increase in deferred loan costs, which are applied against salaries and employee benefits, caused by higher loan production volumes and an update in the Company’s standard loan costs. This reduction in salaries and benefits was partially offset by increases associated with the addition of Atlantic Capital employees for the month of March 2022. In addition, we recorded a total of $10.8 million in commission and $12.8 million in retail and loan incentives expenses during the current quarter, compared to $11.3 million and $10.1 million, respectively, during the first quarter of 2021.
●	A decrease in occupancy expense of $1.5 million, or 6.4%, in the first quarter of 2022 compared to the same period in 2021. This decrease was mainly attributable to the Company realizing more cost savings and efficiencies from the CSFL merger completed in June 2020, partially offset by costs associated with Atlantic Capital acquired on March 1, 2022.
●	A decrease in OREO and loan related expense of $1.2 million in the first quarter of 2022 compared to the same period in 2021. This decrease was mainly due to the Company experiencing gains on the sale of OREO and other acquired assets along with having several large recoveries from older losses in the first quarter of 2022 compared to the same period in 2021.
●	An increase in FDIC assessment and other regulatory charges of $971,000, or 25.3%, in the first quarter of 2022 compared to the same period in 2021. This increase was mainly due to an increase in the OCC examination fee of $598,000 and FDIC assessment of $335,000 as the Company continues to grow in size and complexity.
●	An increase in business development and staff related expense of $905,000, or 26.8%, in the first quarter of 2022 compared to the same period in 2021. This increase was mainly due to the limited expense in the first quarter of 2021 due to the COVID-19 pandemic as vaccines were just becoming widely available.
●	An increase in other noninterest expense of $3.4 million, or 30.6%, in the first quarter of 2022 compared to the same period in 2021. This increase was mainly attributable to the cost associated with the settlement of two lawsuits in the first quarter of 2022 of $1.8 million along with an increase in fraud and operational charge-offs of $1.7 million during 2022.

Income Tax Expense

Our effective tax rate was 21.26% for the three months ended March 31, 2022 compared to 21.83% for the three months ended March 31, 2021.  The decrease in the effective rate for the quarter, when compared to the same period in the prior year, is driven by a decrease in pretax income, an increase in federal tax credits available, and an increase in tax exempt income, offset slightly by an increase in non-deductible executive compensation and non-deductible merger expenses associated with the Atlantic Capital transaction that closed during the current quarter.

Analysis of Financial Condition

Summary

Our total assets increased approximately $4.2 billion, or 10.1%, from December 31, 2021 to March 31, 2022, to approximately $46.2 billion. Within total assets, cash and cash equivalents decreased $810.5 million, or 11.8%, investment securities increased $1.8 billion, or 24.5%, and loans increased $2.6 billion, or 11.0%, during the period. Within total liabilities, deposits grew $3.7 billion, or 10.6%, and federal funds purchased and securities sold under agreements to repurchase decreased $10.8 million, or 1.4%. Total borrowings increased $78.5 million, or 24.0%. Total shareholder’s equity increased $371.5 million, or 7.7%. The increases in investment securities, loans, deposits, borrowings and shareholder’s equity were mainly due to the acquisition of Atlantic Capital during the first quarter of 2022. Our loan to deposit ratio was 68% at both March 31, 2022 and December 31, 2021, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements and as collateral for derivative exposure.  At March 31, 2022, investment securities totaled $8.9 billion, compared to $7.2 billion at December 31, 2021, an increase of $1.8 billion, or 24.5%. The ACBI acquisition added $691.7 million of investment securities available for sale to our portfolio. We immediately sold $414.4 million, after principal paydowns, and retained $273.7 million in our portfolio. The Atlantic Capital securities retained were mostly state and municipal obligations. We continue to increase our investment securities strategically primarily with excess funds due to continued deposit growth. During the three months ended March 31, 2022, we purchased $2.0 billion of securities, $1.0 billion classified as held to maturity, $980.3 million classified as available for sale and $19.9 million classified as other investment securities. These purchases were partially offset by maturities, paydowns, sales and calls of investment securities totaling $626.5 million. Net amortization of premiums was $7.8 million in the first three months of 2022. The decrease in fair value in the available for sale investment portfolio of $362.1 million in the first three months of 2022 compared to December 31, 2021 was mainly due to an increase in long term interest rates during the three months ending March 31, 2022.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

			Unrealized
	Amortized	Fair	Net Gain			BB or
(Dollars in thousands)	Cost	Value	(Loss)	AAA - A	BBB	Lower	Not Rated
March 31, 2022
U.S. Treasuries	$270,547	$268,581	$(1,966)	$270,547	$—	$—	$—
U.S. Government agencies	388,158	364,883	(23,275)	388,158	—	—	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,896,852	3,629,084	(267,768)	97	—	—	3,896,755
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,194,248	1,124,934	(69,314)	—	—	—	1,194,248
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,620,134	1,496,395	(123,739)	17,214	—	—	1,602,920
State and municipal obligations	1,201,639	1,127,697	(73,942)	1,201,584	—	—	55
Small Business Administration loan-backed securities	539,715	512,967	(26,748)	539,715	—	—	—
Corporate securities	30,619	30,160	(459)	—	—	—	30,619
	$9,141,912	$8,554,701	$(587,211)	$2,417,315	$—	$—	$6,724,597

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

At March 31, 2022, we had 1,133 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $590.3 million. At December 31, 2021, we had 296 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $106.0 million. The total number of investment securities with an unrealized loss position increased by 837 securities, while the total dollar amount of the unrealized loss increased by $484.3 million. The increase in both the number of investment securities in a loss position and the total unrealized loss from December 31, 2021 is due to an increase in long term interest rates during the first three months of 2022.

All investment securities in an unrealized loss position as of March 31, 2022 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Account Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2022, we determined that there was no impairment on our other investment securities. As of March 31, 2022, other investment securities represented approximately $179.3 million, or 0.39% of total assets, and primarily consists of FHLB and FRB stock which totals $164.8 million, or 0.36% of total assets. There were no gains or losses on the sales of these securities for three months ended March 31, 2022 and 2021, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and its subsidiary Duncan Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $74.2 million and $77.7 million, respectively, at March 31, 2022 and December 31, 2021.

Loans Held for Sale

The balance of mortgage loans held for sale decreased $61.3 million from December 31, 2021 to $130.4 million at March 31, 2022. Total mortgage production remained strong at $1.3 billion, of which approximately $600 million were originations for mortgage loans held for sale during the first quarter of 2022, but did decline slightly from $1.4 billion, of which approximately $700 million were originations for mortgage loans held for sale in the fourth quarter of 2021. The percentage of mortgage production booked to portfolio instead of being sold into the secondary market increased to 53% compared 46% in the prior quarter. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time. The secondary pipeline remained steady at $260 million at March 31, 2022 compared to $254 million at the end of last quarter.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	March 31,	% of	December 31,	% of
(Dollars in thousands)	2022	Total	2021	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$328,594	1.2%	$180,449	0.8%
Commercial non-owner occupied	2,473,882	9.3%	2,048,952	8.6%
Commercial owner occupied real estate	1,614,183	6.1%	1,325,412	5.5%
Consumer owner occupied	711,053	2.7%	733,662	3.1%
Home equity loans	392,076	1.5%	405,241	1.7%
Commercial and industrial	1,540,025	5.8%	770,133	3.2%
Other income producing property	257,912	1.0%	286,566	1.2%
Consumer non real estate	316,066	1.2%	139,470	0.6%
Other	33	—%	184	—%
Total acquired - non-purchased credit deteriorated loans	7,633,824	28.8%	5,890,069	24.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	53,057	0.2%	59,683	0.2%
Commercial non-owner occupied	827,185	3.1%	859,687	3.5%
Commercial owner occupied real estate	541,474	2.0%	542,602	2.3%
Consumer owner occupied	230,604	0.9%	243,645	1.0%
Home equity loans	47,341	0.2%	53,037	0.2%
Commercial and industrial	110,781	0.4%	85,380	0.4%
Other income producing property	77,857	0.3%	88,093	0.4%
Consumer non real estate	50,734	0.2%	55,195	0.2%
Other	—	—%	—	—%
Total acquired - purchased credit deteriorated loans (PCD)	1,939,033	7.3%	1,987,322	8.2%
Total acquired loans	9,572,857	36.1%	7,877,391	32.9%
Non-acquired loans:
Construction and land development	1,934,662	7.3%	1,789,084	7.5%
Commercial non-owner occupied	4,177,048	15.7%	3,827,060	16.0%
Commercial owner occupied real estate	3,190,926	12.0%	3,102,102	13.0%
Consumer owner occupied	2,871,506	10.8%	2,661,057	11.1%
Home equity loans	736,156	2.8%	710,316	3.0%
Commercial and industrial	2,915,835	11.0%	2,905,620	12.1%
Other income producing property	344,573	1.3%	322,145	1.3%
Consumer non real estate	800,920	3.0%	709,992	3.0%
Other	11,944	—%	23,399	0.1%
Total non-acquired loans	16,983,570	63.9%	16,050,775	67.1%
Total loans (net of unearned income)	$26,556,427	100.0%	$23,928,166	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $2.6 billion, or 44.5% annualized, to $26.6 billion at March 31, 2022. This increase included a $125.3 million decline in total PPP loans from December 31, 2021 and the addition of $2.4 billion in total loans resulting from the merger with Atlantic Capital. Excluding the effects from PPP loans and the acquisition date loan balances from the Atlantic Capital merger, total loans increased $381.3 million, or 6.3% annualized in the first three months of 2022. Our non-acquired loan portfolio increased by $932.8 million, or 23.6% annualized, driven by growth in all categories. Commercial non-owner occupied loans, construction and land development loans and consumer owner occupied loans led the way with $350.0 million, $145.6 million and $210.5 million in year-to-date loan growth, respectively, or 37.1%, 33.0%, and 32.1% annualized growth, respectively. The non-acquired loan growth was offset by a $130.3 million decline in non-acquired PPP loans from December 31, 2021. The acquired loan portfolio increased by $1.7 billion, or 87.3% annualized. This increase in acquired loans was due to the addition of $2.4 billion due to the merger with ACBI, net of offsets from paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that increased were commercial and industrial loans, commercial non-owner occupied loans and commercial owner occupied loans with $795.3 million, $392.4 million and $287.6 million in year-to-date loan growth. Acquired loans as a percentage of total loans increased to 36.1% and non-acquired loans as a percentage of the overall portfolio decreased to 63.9% at March 31, 2022. This compares to acquired loans as a percentage of total loans of 32.9% and non-acquired loans as a percentage of total loans of 67.1% at December 31, 2021.

Allowance for Credit Losses (“ACL”)

The ACL reflects Management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company established the incremental increase in the ACL at adoption through equity and subsequent adjustments through a provision for credit losses charged to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 2 — Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL.

As stated in Note 2 – Significant Accounting Policies under the caption Allowance for Credit Losses, Management uses systematic methodologies to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. The Company’s ACL recorded in the balance sheet reflects Management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for Management’s current estimate of expected credit losses. The Company’s ACL is calculated using collectively evaluated and individually evaluated loans.

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

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. Management has evaluated the appropriateness of the reasonable and supportable forecast scenarios and has made adjustments as needed. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data (such as COVID-19 epidemiological data and federal stimulus), as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the bank’s operating environment and geographic area. Additional forecast scenarios may be weighed along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require Management to adjust the selection of scenarios and weightings, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally utilizes a four-quarter forecast and a four-quarter reversion period.

The COVID-19 pandemic and ensuing recovery have created increased volatility and uncertainties within the economy and economic forecasts. Accordingly, Management has used a blended forecast scenario of the baseline and more severe scenario ranging between two-thirds baseline and one-third more severe scenario to an equal weight between the baseline and more severe scenario since December 31, 2020, depending on the circumstances and economic outlook. As of March 31, 2022, Management selected a baseline weighting of 50%, down from 55% in the fourth quarter of 2021, and increased the more severe scenario to 50%. Neither scenario approximates Management’s view of the economy. While the current economy appears to have momentum, the baseline minimizes many of the identified headwinds that could become a factor, including the duration and depth of inflation and the duration and impact of the Russian invasion of Ukraine. The resulting release was approximately $8.4 million during the first quarter of 2022, which included the Day 1 provision related to the Atlantic Capital acquisition of $17.1 million, including the provision for unfunded commitments. Excluding the day 1 provision related to the Atlantic Capital acquisition, the resulting quarter end release was $25.6 million in total for both the allowance for credit losses and reserve for unfunded commitments. If the economic forecast weighting had not been adjusted from the fourth quarter of 2021, this would have resulted in a higher release of approximately $12 million, which Management deemed inappropriate given the underlying economic conditions as compared with assumptions in the baseline scenario.

Included in its systematic methodology to determine its ACL, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: (1) lending policy; (2) economic conditions not captured in models; (3) volume and mix of loan portfolio; (4) past due trends; (5) concentration risk; (6) external factors; and (7) model limitations.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company’s threshold for individually-evaluated loans includes all non-accrual loans with a net book balance in excess of $1.0 million. Management will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and the repayment terms were not considered to be unique to the asset.

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

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit

Impaired) were treated as PCD loans. As a result of the merger with Atlantic Capital, the Company identified approximately $112 million of loans as PCD and recorded an allowance for credit losses of $9.2 million on acquisition date.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2022, the accrued interest receivable for loans recorded in Other Assets was $80.6 million.

ACB was acquired and merged with and into the Bank on March 1, 2022, requiring that a closing date ACL be prepared for ACB on a standalone basis and that the acquired portfolio be included in SSB’s first quarter ACL. ACB’s loans represent roughly 8% of the total Bank’s portfolio at March 31, 2022. Given the relative size and complexity of the acquired portfolio, similarities of the loan characteristics, and similar loss history to the existing portfolio, reserve calculations were performed using the Bank's existing CECL model, loan segmentation, and forecast weighting as the first quarter end reserve. The Day 1 ACL totaled $22.9 million, consisting of a non-PCD pooled reserve of $13.7 million, PCD pooled reserve of $5.0 million, and PCD individually evaluated reserve of $4.1 million. It represented about 8% of the combined Bank’s ACL reserve at quarter end. The Day 1 reserve for unfunded commitments totaled $3.4 million, or 11% of the combined Bank’s total at March 31, 2022.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of March 31, 2022, the liability recorded for expected credit losses on unfunded commitments was $30.4 million. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Net Income.

As of March 31, 2022, the balance of the ACL was $300.4 million or 1.13% of total loans. The ACL decreased $1.4 million from the balance of $301.8 million recorded at December 31, 2021. This decrease during the first quarter of 2022 included a $8.3 million negative provision, net of the initial provision for credit losses recorded for the nonPCD loans acquired from ACB, in addition to $2.3 million in net charge-offs. These decreases were partially offset by the Day 1 ACL of $9.2 million for the PCD loans acquired in the Atlantic Capital acquisition in the first quarter of 2022. For the three months ended March 31, 2022, the Company has released allowance for credit losses based on improvements in the economic forecasts that drive our CECL models with the improvement in the economy and the increased availability of the COVID-19 vaccine.

At March 31, 2022, the Company had a reserve on unfunded commitments of $30.4 million which was recorded as a liability on the balance sheet, compared to $30.5 million at December 31, 2021. During three months ended March 31, 2022, the Company recorded a release of the reserve for unfunded commitments, or negative provision for credit losses, on unfunded commitments of $142,000, net of the initial provision for credit losses recorded for unfunded commitments acquired from Atlantic Capital, compared to a release of allowance or negative provision for credit losses on unfunded commitments of $7.6 million during the three months ended March 31, 2021. With the improvement in the economy and the increased availability of the COVID-19 vaccine, the Company began to release some of this reserve for unfunded commitments based on improvements in economic forecasts. This amount was recorded in (Recovery) Provision for Credit Losses on the Condensed Consolidated Statements of Net Income. For the prior comparative period, the Company had a reserve on unfunded commitments of $35.8 million recorded at March 31, 2021. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first three months of 2022.

At March 31, 2022, the allowance for credit losses was $300.4 million, or 1.13%, of period-end loans. The ACL provides 2.63 times coverage of nonperforming loans at March 31, 2022. Net charge-offs to the total average loans during three months ended March 31, 2022 were 0.04%. The decrease in the ACL coverage ratio over nonperforming loans was driven primarily by an increase in accruing loans past due 90 days or more. The increase in the accruing loans past due 90 days or more at March 31, 2022 was due to a group of factoring receivables that are deemed to be low risk in nature. Although past due, these factoring receivables are performing as they are expected and are historically brought current during the following quarter. We continued to show solid and stable asset quality numbers and ratios as of March 31, 2022. The following table provides the allocation, by segment, for expected credit losses. Because PPP loans are government guaranteed and Management implemented additional reviews and procedures to help mitigate potential losses, Management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

The following table presents a summary of net charge off ratios by loan segment, for the three months ended March 31,2022:

The following table provides the allocation, by segment, for expected credit losses.
	March 31, 2022
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$46,002	16.0%
Residential Mortgage Junior	586	0.1%
Revolving Mortgage	13,671	4.8%
Residential Construction	5,616	2.5%
Other Construction and Development	25,358	6.2%
Consumer	21,899	4.3%
Multifamily	3,903	2.0%
Municipal	607	2.5%
Owner Occupied Commercial Real Estate	49,094	20.5%
Non-Owner Occupied Commercial Real Estate	96,360	26.2%
Commercial and Industrial	37,300	15.1%
Total	$300,396	100.0%

*     Loan balance in each category expressed as a percentage of total loans, excluding PPP loans.

The following table presents a summary of net charge off ratios by loan segment, the quarter ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$336	$4,114,487	0.01%	$308	$4,200,244	0.01%
Residential Mortgage Junior	36	14,450	0.25%	33	29,449	0.11%
Revolving Mortgage	39	1,231,574	—%	248	1,342,529	0.02%
Residential Construction	3	641,834	—%	1	545,432	—%
Other Construction and Development	230	1,479,769	0.02%	191	1,332,843	0.01%
Consumer	(2,129)	994,117	(0.21)%	(1,639)	873,699	(0.19)%
Multifamily	—	474,929	—%	—	371,497	—%
Municipal	—	643,679	—%	—	623,028	—%
Owner Occupied Commercial Real Estate	(57)	5,095,063	—%	306	4,801,322	0.01%
Non-Owner Occupied Commercial Real Estate	69	6,488,637	—%	127	5,794,861	—%
Commercial and Industrial	(850)	3,664,514	(0.02)%	446	4,577,185	0.01%
Total	$(2,323)	$24,843,053		$21	$24,492,089

The following tables present a summary of ACL for the quarter ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$225,227	$76,580	$301,807	$315,470	$141,839	$457,309
ACL - PCD loans for ACBI merger	—	9,218	9,218	—	—	—
Loans charged-off	(4,124)	(1,366)	(5,490)	(2,517)	(857)	(3,374)
Recoveries of loans previously charged off	2,289	878	3,167	1,980	1,415	3,395
Net (charge-offs) recoveries	(1,835)	(488)	(2,323)	(537)	558	21
Initial provision for credit losses - ACBI	13,697	—	13,697	—	—	—
(Recovery) provision for credit losses	(9,260)	(12,743)	(22,003)	(30,676)	(20,194)	(50,870)
Balance at end of period	$227,829	$72,567	$300,396	$284,257	$122,203	$406,460

Total loans, net of unearned income:
At period end	$26,556,427			$24,491,465
Average	24,843,053			24,492,089
Net charge-offs as a percentage of average loans (annualized)	0.04%			(0.00)%
Allowance for credit losses as a percentage of period end loans	1.13%			1.66%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	262.50%			402.20%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2022	2021	2021	2021	2021
Non-acquired:
Nonaccrual loans	$19,174	$18,201	$22,087	$14,221	$16,956
Accruing loans past due 90 days or more	22,818	4,612	1,729	559	853
Restructured loans - nonaccrual	408	499	1,713	1,844	3,225
Total non-acquired nonperforming loans	42,400	23,312	25,529	16,624	21,034
Other real estate owned (“OREO”) (1) (6)	252	252	92	444	490
Other nonperforming assets (2)	212	338	273	251	164
Total non-acquired nonperforming assets	42,864	23,902	25,894	17,319	21,688
Acquired:
Nonaccrual loans (3)	59,267	56,718	64,583	69,053	79,919
Accruing loans past due 90 days or more	12,768	251	89	—	105
Total acquired nonperforming loans	72,035	56,969	64,672	69,053	80,024
Acquired OREO and other nonperforming assets:
Acquired OREO (1) (7)	3,038	2,484	3,595	4,595	10,981
Other acquired nonperforming assets (2)	80	391	209	182	311
Total acquired nonperforming assets	75,153	59,844	68,476	73,830	91,316
Total nonperforming assets	$118,017	$83,746	$94,370	$91,149	$113,004

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.25%	0.15%	0.17%	0.12%	0.16%
Total nonperforming assets as a percentage of total assets (5)	0.09%	0.06%	0.06%	0.04%	0.05%
Nonperforming loans as a percentage of period end loans (4)	0.25%	0.15%	0.17%	0.12%	0.16%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.44%	0.35%	0.40%	0.38%	0.46%
Total nonperforming assets as a percentage of total assets	0.26%	0.20%	0.23%	0.23%	0.28%
Nonperforming loans as a percentage of period end loans (4)	0.43%	0.34%	0.38%	0.36%	0.41%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $893,000, $1.0 million, $1.0 million, $443,000 and $1.9 million as of March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $5.5 million, $8.6 million, $14.1 million, $19.8 million and $29.3 million as of March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $118.0 million, or 0.44% of total loans and repossessed assets, at March 31, 2022, an increase of $34.3 million, or 41.0%, from December 31, 2021. Total nonperforming loans were $114.4 million, or 0.43%, of total loans, at March 31, 2022, an increase of $34.1 million, or 42.5%, from December 31, 2021. Non-acquired nonperforming loans increased by $19.1 million from December 31, 2021. The increase in non-acquired-nonperforming loans was driven primarily by an increase in accruing loans past due 90 days or more of $18.2 million, an increase in commercial nonaccrual loans of $1.4 million, offset by a combined decline in restructured nonaccrual loans and consumer nonaccrual loans of $527,000. The accruing loans past due 90 days or more at March 31, 2022 mainly consisted of a group of factoring receivables totaling $22.6 million that were deemed to be low risk in nature. Although past due, these factoring receivables are performing as they are expected and are historically brought current during the following quarter. After the first quarter-end 2022, over 50% of these factoring receivables have since been collected. Acquired nonperforming loans increased $15.1 million from December 31, 2021. The increase in the acquired nonperforming loan balances was due to an increase in accruing loans past due 90 days or more of $12.5 million, an increase in commercial nonaccruing loans of $2.3 million and an increase in consumer nonaccruing loans of approximately $291,000. The majority of the increase in acquired accruing loans past due 90 days or more at March 31, 2022 was due to the addition of $11.3 million in loans acquired in the transaction with ACBI in the first quarter of 2022. The $11.3 million loans from the ACBI merger are United States Department of Agriculture (“USDA”) guaranteed, therefore, we expect no losses.

At March 31, 2022, OREO totaled $3.3 million, which included $252,000 in non-acquired OREO and $3.0 million in acquired OREO. Total OREO increased $0.6 from December 31, 2021. At March 31, 2022, non-acquired OREO consisted of 1 property with an average value of $252,000 which was the same property held at December 31, 2021. During the first quarter of 2022, we added 1 property into non-acquired OREO with an aggregate value of $14,000 and subsequently sold that property during the quarter for a gain of $3,000. At March 31, 2022, acquired OREO consisted of 14 properties with an average value of $217,000. This is compared to 11 properties with an average value of $226,000 at December 31, 2021. In the first quarter of 2022, we added 6 new properties into acquired OREO, while selling 3 properties with an aggregate value of $516,000 during the current quarter. On the properties sold, we recorded a net gain of $465,000.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $9.7 million, or 0.06%, of total non-acquired loans outstanding, at March 31, 2022, compared to $6.9 million, or 0.04%, of total non-acquired loans outstanding, at December 31, 2021. Potential problem loans related to acquired loans totaled $39.9 million, or 0.42%, of total acquired loans outstanding, at March 31, 2022, compared to $19.3 million, or 0.24% of total acquired loans outstanding, at December 31, 2021. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused Management to have concern about the borrower’s ability to comply with present repayment terms.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Total interest-bearing deposits increased $1.2 billion or 20.1% annualized to $24.7 billion at March 31, 2022 from $23.6 billion at December 31, 2021. This increase was mainly driven by interest-bearing deposits acquired in the Atlantic Capital transaction in the first quarter of 2022 of $1.3 billion (balance of deposits at March 31, 2022). During the three months ended March 31, 2022, core deposits increased $1.1 billion. These funds exclude certificates of deposits and other time deposits and are normally lower cost funds. Federal funds purchased related to the correspondent bank division and repurchase agreements were $770.4 million at March 31, 2022 down $10.8 million from December 31, 2021. Corporate and subordinated debentures increased by $78.5 million to $405.6 million. Some key highlights are outlined below:

●	The increase in interest-bearing deposits from December 31, 2021 was driven by an increase in interest-bearing transactional accounts including money markets of $1.0 billion, savings of $129.2 million, and time deposits of $18.5 million. Excluding deposits held by legacy Atlantic Capital as of March 31, 2022, interest-bearing deposits declined $148.9 million. Interest-bearing transactional accounts including money markets increased $17.3 million, savings increased $128.3 million, and time deposits decreased $294.5 million. Average interest-bearing deposits increased $2.6 billion to $23.7 billion in the quarter ended March 31, 2022 compared to the same period in 2021.
●	Corporate and subordinated debentures increased $78.5 million from the period end balance at December 31, 2021. This increase was due to the assumption of $78.4 million in subordinated debt resulted from the Atlantic Capital transaction completed in the first quarter of 2022.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At March 31, 2022, the period end balance of noninterest-bearing deposits was $14.1 billion exceeding the December 31, 2021 balance by $2.6 billion. The increase was mainly due to the noninterest-bearing deposits assumed from the merger with ACBI in March 2022. The acquisition date noninterest-bearing deposits balances acquired from ACBI totaled $1.4 billion and the balance of ACBI deposits at March 31, 2022 was $1.8 billion. Average noninterest-bearing deposits were $12.3 billion for the first quarter of 2022 compared to $10.0 billion for the first quarter of 2021. This increase was related to organic growth and deposits acquired through the ACBI transaction. The ACBI acquisition was completed on March 1, 2022, therefore the acquired noninterest-bearing deposits were only outstanding for 30 days during the quarter which resulted in a lower effect on the average balance.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2022, shareholders’ equity was $5.2 billion, an increase of $371.5 million, or 7.7%, from December 31, 2021.

The following table shows the changes in shareholders’ equity during 2022.

Total shareholders' equity at December 31, 2021	$4,802,940
Net income	100,329
Dividends paid on common shares ($0.49 per share)	(33,822)
Dividends paid on restricted stock units	(100)
Net decrease in market value of securities available for sale, net of deferred taxes	(272,810)
Stock options exercised	408
Equity based compensation	8,486
Common stock repurchased pursuant to stock repurchase plan	(86,458)
Common stock repurchased - equity plans	(2,357)
Stock issued pursuant to the acquisition of Atlantic Capital	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	(1,980)
Total shareholders' equity at March 31, 2022	$5,174,408

In January 2021, the Board of Directors of the Company approved the authorization of a 3,5000,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). Our Board of Directors approved the plan after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. During 2021 and through March 31, 2022, we repurchased 2,829,979 shares, at an average price of $82.27 per share (excluding cost of commissions) for a total of $232.8 million. Of this amount, we have repurchased 1,012,038 shares, at an average price of $85.43 per share (excluding cost of commissions) for a total of $86.5 million during the first quarter of 2022. Of the 3,500,000 shares authorized under the 2021 Stock Repurchase Plan, 670,021 shares of common stock remain to be repurchased.

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

Specifically, we are required to maintain the following minimum capital ratios:

●	a CET1, risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6%;
●	a total risk-based capital ratio of 8%; and
●	a leverage ratio of 4%.

Under the current capital rules, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock and Tier 1 minority interests. Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt, trust preferred securities and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When the current capital rules were first implemented, the Bank exercised its one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, allowing us to retain our pre-existing treatment for AOCI.

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

The federal banking agencies revised their regulatory capital rules to (i) address the implementation of CECL; (ii) provide an optional three-year phase-in period for the adoption date adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. CECL became effective for us on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects on regulatory capital from ASU 2016-13 at adoption, the Company initially elected the option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in.

In 2020, in response to the COVID-19 pandemic, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the adoption date impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the adoption date ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the CECL difference for the first two years of application. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount was fixed as of December 31, 2021, and that amount is subject to the three-year phase out, which began in the first quarter of 2022.

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	March 31,	December 31,
	Minimums	2022	2021
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.37%	11.75%
Tier 1 risk-based capital	6.00%	11.37%	11.75%
Total risk-based capital	10.00%	13.31%	13.56%
Tier 1 leverage	N/A	8.45%	8.05%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.37%	12.62%
Tier 1 risk-based capital	8.00%	12.37%	12.62%
Total risk-based capital	10.00%	12.99%	13.22%
Tier 1 leverage	5.00%	9.19%	8.65%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios decreased compared to December 31, 2021. These ratios decreased due to the additional risk-based assets acquired through the acquisition of Atlantic Capital in the first quarter of 2022, which on average, had a higher risk weighting, and the reduction in cash and cash equivalents during the quarter, which are lower risk weighted assets. Risk-based capital increased due to net income recognized for the first quarter of 2022, in addition to the net equity of $658.8 million issued for the Atlantic Capital acquisition and the $75.0 million in subordinated debt, also assumed from Atlantic Capital, that qualifies as Tier 2 capital. This increase in capital was partially offset by the $86.5 million of stock repurchases completed during the quarter. The Tier 1 leverage ratio increased both at the Company and Bank due to the Company recording the full effect of the additional equity resulting from the acquisition of Atlantic Capital, as noted above, while the increase in total assets of $3.5 billion acquired from the acquisition were only included in the calculation of average assets for 30 days since the acquisition was completed on March 1, 2022. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

Liquidity

Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Liquidity risk is the risk that the Bank’s financial condition or overall safety and soundness is adversely affected by an inability (or perceived inability) to meet its obligations. Our Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring policies designed to ensure acceptable composition of our asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

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

Our non-acquired loan portfolio increased by approximately $932.8 million, or approximately 23.57% annualized, compared to the balance at December 31, 2021. The increase from December 31, 2021 was mainly related to organic growth and renewals on acquired loans. The acquired loan portfolio increased by $1.7 billion from the balance at December 31, 2021 through the addition of $2.4 billion in loans acquired in the Atlantic Capital transaction on March 31, 2022. This increase was partially offset through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) increased $1.8 billion compared to the balance at December 31, 2021. The increase in investment securities from December 31, 2021 was a result of purchases of $2.0 billion along with $703.7 million in investment securities acquired in the Atlantic Capital transaction. This increase was partially offset by maturities, calls, sales and paydowns of investment securities totaling $626.5 million as well as a decrease in the market value of the available for sale investment securities portfolio of $362.1 million. Net amortization of premiums was $7.8 million in the first three months of 2022. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth. Total cash and cash equivalents were $6.0 billion at March 31, 2022 as compared to $6.8 billion at December 31, 2021 as funds were used to fund loan growth and purchase securities during the three months ended March 31, 2022.

At March 31, 2022 and December 31, 2021, we had $150.1 million and $325.0 million of traditional, out–of-market brokered deposits. At March 31, 2022 and December 31, 2021, we had $826.5 million and $900.1 million, respectively, of reciprocal brokered deposits. Total deposits were $38.8 billion at March 31, 2022, an increase of $3.7 billion from $35.1 billion at December 31, 2021. This increase was mainly due to the $3.0 billion in deposits assumed in the Atlantic Capital transaction on March 1, 2022. Our deposit growth since December 31, 2021 included an increase in demand deposit accounts of $2.6 billion, including $1.4 billion of demand deposits assumed from Atlantic Capital on March 1, 2022. Total borrowings at March 31, 2022 were $405.6 million and consisted of trust preferred securities and subordinated debentures, which includes $78.5 million of subordinated debt assumed from Atlantic Capital on March 1, 2022. Total short-term borrowings at March 31, 2022 were $770.4 million, consisting of $343.8 million in federal funds purchased and $426.6 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

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

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity.  At March 31, 2022, our Bank had total federal funds credit lines of $300.0 million with no balance outstanding.  If we needed additional liquidity, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the use of the brokered deposit markets.  At March 31, 2022, our Bank had $956.1 million of credit available at the Federal Reserve Bank’s Discount Window and had no balance outstanding. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2022, our Bank had a total FHLB credit facility of $3.1 billion with total outstanding FHLB letters of credit consuming $12.1 million leaving $3.1 billion in availability on the FHLB credit facility. The holding company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at March 31, 2022. We believe that our liquidity position continues to be adequate and readily available.

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

As of March 31, 2022, the earnings simulations indicated that the impact of an instantaneous 100 basis point increase / decrease in rates would result in an estimated 8.0% increase (up 100) and 9.2% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At March 31, 2022, the percentage change in EVE due to a 100 basis point increase or decrease in interest rates was 1.9% increase and 3.3% decrease, respectively. The percentage changes in EVE due to a 200 basis point increase or decrease in interest rates were 3.8% increase and 8.0% decrease, respectively.

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

The analysis provided below assumes the base case reflects Moody’s Baseline forecast as described above. Parallel and sustained interest rate shocks are applied over a one-year time horizon on an instantaneous and ramped basis. Instantaneous shocks assume immediate, sustained interest rate shocks, whereas ramped shocks distribute the assumed change in rates attributable to the shock evenly across the one-year time horizon. This analysis is applied to a static balance sheet that assumes maturing or repricing assets and liabilities are replaced at current market prices and volumes consistent with maintaining a stable balance sheet, with the exception of PPP loans that are not assumed to be replaced. The downward rate shock is subject to product floors and a zero-interest rate.

Percentage Change in Net Interest Income over One Year
	March 31, 2022
Interest Rate Shock Increment	Instantaneous Shock	Ramped Shock
Up 100 basis points	8.0%	4.7%
Up 200 basis points	15.6%	9.1%
Down 100 basis points	(9.2%)	(5.1%)
Down 200 basis points	(17.2%)	(10.8%)

Percentage Change in Economic Value of Equity
Shock	March 31, 2022
Up 100 basis points	1.9%
Up 200 basis points	3.8%
Down 100 basis points	(3.3%)
Down 200 basis points	(8.0%)

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

The Alternative Reference Rates Committee has proposed Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within Part I - Item 1A. Risk Factors presented in our Annual Report on Form 10-K for the year ended 2021, we hold instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impact of the transition to an alternative reference rate.

We have established a cross-functional LIBOR transition working group that has (1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; (2) established a detailed implementation plan; and (3) developed a formal governance structure for the transition. The Company is in the process of developing and implementing various proactive steps to facilitate the transition on behalf of customers, which include:

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

We intend to utilize the provisions of the Adjustable Interest Rate (LIBOR) Act passed by Congress and signed in to law by the President in March 2022 for certain contracts referencing LIBOR. The Act provides for the use of SOFR as the replacement index with a spread adjustment when the remaining LIBOR indices are discontinued. The Act applies when there is no contract provision addressing the loss of LIBOR and may be used otherwise as well, provided the contract does not provide for a specific replacement index. This aligns with the plan of action currently under implementation by the Company.

The Company continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. The Company is in the process of developing and implementing processes to educate client-facing associates and coordinate communications with customers regarding the transition.

As of March 31, 2022, the Company had the following exposures to LIBOR:

●	Approximately $7.2 billion of total outstanding loans reference LIBOR. Of this amount, $6.5 billion have maturities occurring after the LIBOR discontinuation date of June 30, 2023.

●	Approximately $21.4 billion in interest rate swaps that are indexed to LIBOR with a gross positive fair value of $408.4 million and a gross negative fair value of $409.1 million. However, the interest rate swaps associated with this program do not meet the strict hedge accounting requirements. Therefore, the transition to LIBOR will have no hedge accounting impact as changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Moreover, the exposure of both sides of these swaps is presented in these figures. These exposures are intended to offset each other.
●	Trust preferred securities that reference LIBOR and had a total principal balance of $118.6 million. These securities have maturities ranging from October 7, 2033 through March 14, 2037.
●	Subordinated debt that references LIBOR with a principal balance of $13 million. This debt matures June 30, 2027 and has an initial call date of June 30, 2022.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2022, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for loan losses of the Company, or $931.9 million at March 31, 2022. Based on this criteria, we had seven such credit concentrations at March 31, 2022, including loans on hotels and motels of $1.0 billion, loans to lessors of nonresidential buildings (except mini-warehouses) of $5.3 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.8 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.4 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $4.2 billion and loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $1.5 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At March 31, 2022 and December 31, 2021, the Bank’s CDL concentration ratio was 57.5% and 55.2%, respectively, and its CRE concentration ratio was 243.0% and 238.5%, respectively. As of March 31, 2022, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Return on average equity (GAAP)	8.24%	12.71%
Effect to adjust for intangible assets	5.73%	8.45%
Return on average tangible equity (non-GAAP)	13.97%	21.16%

Average shareholders’ equity (GAAP)	$4,937,165	$4,687,149
Average intangible assets	(1,831,250)	(1,733,522)
Adjusted average shareholders’ equity (non-GAAP)	$3,105,915	$2,953,627

Net income (GAAP)	$100,329	$146,949
Amortization of intangibles	8,494	9,164
Tax effect	(1,806)	(2,001)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$107,017	$154,112

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, Management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the acquisition of Atlantic Capital. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from inflation, the COVID-19 pandemic or government or regulatory responses thereto, federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Risks and uncertainties relating to the acquisition of Atlantic Capital, including the ability to successfully integrate the companies or to realize the anticipated benefits of the merger;
●	Expenses relating to the acquisition of Atlantic Capital and integration of legacy Atlantic Capital;
●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our acquisition of Atlantic Capital;
●	Risks related to the acquisition of Atlantic Capital, including:
o	potential difficulty in maintaining relationships with clients, employees or business partners as a result of the acquisition of Atlantic Capital;
o	the amount of the costs, fees, expenses and charges related to the acquisition; and
o	problems arising from the integration of the two companies, including the risk that the integration will be materially delayed or will be more costly or difficult than expected;

●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, civil unrest, terrorism or other geopolitical events, and related risks that result in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration;
●	Risks associated with our reliance on models and future updates we make to our models, including the assumptions used by these models; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the SEC, including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, including risks and uncertainties disclosed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2022 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2021.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of March 31, 2022, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of March 31, 2022, were effective to provide reasonable assurance regarding our control objectives.

In conducting the evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2022, we excluded the operations of ACB as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, we excluded those disclosure controls and procedures of ACB that are subsumed by internal control over financial reporting. The merger was completed on March 1, 2022. As of and for the quarter ended March 31, 2022, ACB’s assets represented approximately 8 percent of our consolidated assets. See Note 4 — Mergers and Acquisitions for further discussion of the merger and its impact on our consolidated financial statements.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the first quarter of 2022, ACB merged into SouthState Corporation. We are working to integrate ACB into our overall internal control over financial reporting processes. Except for changes made in connection with this integration of ACB, there has been no change in our internal control over financial reporting during the three months ended March 31, 2022, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2022 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2. of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In January 2021, the Board of Directors of the Company approved the authorization of a 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). During 2021 and through March 31, 2022, we repurchased 2,829,979 shares, at an average price of $82.27 per share (excluding cost of commissions) for a total of $232.8 million. Of this amount, during the first quarter of 2022, we repurchased 1,012,038 shares, at an average price of $85.43 per share (excluding cost of commissions) for a total of $86.5 million. Of the 3,500,000 shares authorized under the 2021 Stock Repurchase Plan, we may repurchase up to 670,021 shares of common stock under the program.

The following table reflects share repurchase activity during the first quarter of 2022:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

January 1 ‑ January 31	94,492	*	$83.19	81,005	1,601,054
February 1 - February 28	633,803	*	86.06	624,293	976,761
March 1 - March 31	311,792	*	84.69	306,740	670,021
Total	1,040,087			1,012,038	670,021
*

For the months ended January 31, 2022, February 28, 2022 and March 31, 2022, totals include 13,487, 9,510 and 5,052 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2021 Stock Repurchase Plan to repurchase shares.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: May 6, 2022	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2022	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer