Form 10-Q
period 2022-06-30
SouthState Corp
filed 2022-08-05
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 4, 2022
Common Stock, $2.50 par value	75,665,518

SouthState Corporation and Subsidiaries

June 30, 2022 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$561,516	$476,653
Federal funds sold and interest-earning deposits with banks	4,099,342	6,018,915
Deposits in other financial institutions (restricted cash)	61,241	347,579
Total cash and cash equivalents	4,722,099	6,843,147
Trading securities, at fair value	88,088	77,689
Investment securities:
Securities held to maturity (fair value of $2,492,686 and $1,778,064)	2,806,465	1,819,901
Securities available for sale, at fair value	5,666,008	5,193,478
Other investments	179,815	160,568
Total investment securities	8,652,288	7,173,947
Loans held for sale	73,880	191,723
Loans:
Acquired - non-purchased credit deteriorated loans	6,908,234	5,890,069
Acquired - purchased credit deteriorated loans	1,707,592	1,987,322
Non-acquired loans	19,319,440	16,050,775
Less allowance for credit losses	(319,708)	(301,807)
Loans, net	27,615,558	23,626,359
Other real estate owned	1,431	2,736
Bank property held for sale	5,692	9,578
Premises and equipment, net	562,781	558,499
Bank owned life insurance ("BOLI")	953,970	783,049
Deferred tax assets	157,944	64,964
Derivatives assets	668,324	414,742
Mortgage servicing rights	87,463	65,620
Core deposit and other intangibles	132,694	128,067
Goodwill	1,922,525	1,581,085
Other assets	562,685	438,827
Total assets	$46,207,422	$41,960,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$14,337,018	$11,498,840
Interest-bearing	24,538,833	23,555,989
Total deposits	38,875,851	35,054,829
Federal funds purchased	284,640	381,195
Securities sold under agreements to repurchase	385,359	400,044
Corporate and subordinated debentures	392,460	327,066
Reserve for unfunded commitments	32,543	30,510
Derivative liabilities	666,802	410,137
Other liabilities	529,342	553,311
Total liabilities	41,166,997	37,157,092
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 75,641,322 and 69,332,297 shares issued and outstanding, respectively	189,103	173,331
Surplus	4,195,976	3,653,098
Retained earnings	1,146,230	997,657
Accumulated other comprehensive loss	(490,884)	(21,146)
Total shareholders’ equity	5,040,425	4,802,940
Total liabilities and shareholders’ equity	$46,207,422	$41,960,032

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$272,000	$246,177	$505,617	$506,144
Investment securities:
Taxable	38,948	17,347	69,068	32,755
Tax-exempt	6,076	2,667	9,951	4,779
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	8,635	1,350	11,487	2,339
Total interest income	325,659	267,541	596,123	546,017
Interest expense:
Deposits	5,776	9,537	10,404	20,795
Federal funds purchased and securities sold under agreements to repurchase	781	323	1,050	673
Corporate and subordinated debentures	4,823	4,548	8,916	9,418
Other borrowings	—	3	—	3
Total interest expense	11,380	14,411	20,370	30,889
Net interest income	314,279	253,130	575,753	515,128
Provision (recovery) for credit losses	19,286	(58,793)	10,837	(117,213)
Net interest income after provision (recovery) for credit losses	294,993	311,923	564,916	632,341
Noninterest income:
Fees on deposit accounts	33,658	23,936	62,560	49,218
Mortgage banking income	5,480	10,115	16,074	36,995
Trust and investment services income	9,831	9,733	19,549	18,311
Correspondent banking and capital market income	27,604	25,877	55,598	54,625
SBA Income	4,343	2,933	7,524	5,408
Securities gains, net	—	36	—	36
Other income	7,376	6,390	13,077	10,712
Total noninterest income	88,292	79,020	174,382	175,305
Noninterest expense:
Salaries and employee benefits	137,037	137,379	274,710	277,740
Occupancy expense	22,759	22,844	44,599	46,175
Information services expense	19,947	19,078	39,140	37,867
OREO and loan related (income) expense	(3)	240	(241)	1,242
Amortization of intangibles	8,847	8,968	17,341	18,132
Supplies, printing and postage expense	2,400	2,500	4,589	5,170
Professional fees	4,331	2,301	8,080	5,575
FDIC assessment and other regulatory charges	5,332	4,931	10,144	8,772
Advertising and marketing	2,286	1,659	4,049	3,399
Extinguishment of debt cost	—	11,706	—	11,706
Merger and branch consolidation related expense	5,390	32,970	15,666	42,979
Other expense	22,843	18,807	41,692	33,337
Total noninterest expense	231,169	263,383	459,769	492,094
Earnings:
Income before provision for income taxes	152,116	127,560	279,529	315,552
Provision for income taxes	32,941	28,600	60,025	69,643
Net income	$119,175	$98,960	$219,504	$245,909
Earnings per common share:
Basic	$1.58	$1.40	$2.99	$3.47
Diluted	$1.57	$1.39	$2.96	$3.44
Weighted average common shares outstanding:
Basic	75,461	70,866	73,465	70,937
Diluted	76,094	71,409	74,104	71,445

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$119,175	$98,960	$219,504	$245,909
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(261,178)	33,055	(623,298)	(30,735)
Tax effect	64,250	(7,861)	153,560	7,309
Reclassification adjustment for gains included in net income	—	(36)	—	(36)
Tax effect	—	9	—	9
Net of tax amount	(196,928)	25,167	(469,738)	(23,453)
Other comprehensive (loss) income, net of tax	(196,928)	25,167	(469,738)	(23,453)
Comprehensive (loss) income	$(77,753)	$124,127	$(250,234)	$222,456

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended June 30, 2022 and 2021

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, March 31, 2021	71,060,446	$177,651	$3,772,248	$770,952	$(1,031)	$4,719,820
Comprehensive income:
Net income	—	—	—	98,960	—	98,960
Other comprehensive income, net of tax effects	—	—	—	—	25,167	25,167
Total comprehensive income						124,127
Cash dividends declared on common stock at $0.47 per share	—	—	—	(33,305)	—	(33,305)
Cash dividends equivalents paid on restricted stock units	—	—	—	(23)	—	(23)
Employee stock purchases	7,097	18	466	—	—	484
Stock options exercised	4,843	12	124	—	—	136
Stock issued pursuant to restricted stock units	12,308	31	(31)	—	—	—
Common stock repurchased - buyback plan	(700,000)	(1,750)	(58,411)	—	—	(60,161)
Common stock repurchased	(1,966)	(5)	(157)	—	—	(162)
Share-based compensation expense	—	—	6,707	—	—	6,707
Balance, June 30, 2021	70,382,728	$175,957	$3,720,946	$836,584	$24,136	$4,757,623

Balance, March 31, 2022	75,761,018	$189,403	$4,214,897	$1,064,064	$(293,956)	$5,174,408
Comprehensive income:
Net income	—	—	—	119,175	—	119,175
Other comprehensive loss, net of tax effects	—	—	—	—	(196,928)	(196,928)
Total comprehensive loss						(77,753)
Cash dividends declared on common stock at $0.49 per share	—	—	—	(36,983)	—	(36,983)
Cash dividend equivalents paid on restricted stock units	—	—	—	(26)	—	(26)
Employee stock purchases	9,078	23	681	—	—	704
Stock options exercised	8,553	21	308	—	—	329
Restricted stock awards	(1,266)	(3)	3	—	—	—
Stock issued pursuant to restricted stock units	236,507	591	(590)	—	—	1
Common stock repurchased - buyback plan	(300,000)	(750)	(22,996)	—	—	(23,746)
Common stock repurchased	(72,568)	(182)	(5,640)	—	—	(5,822)
Share-based compensation expense	—	—	9,313	—	—	9,313
Balance, June 30, 2022	75,641,322	$189,103	$4,195,976	$1,146,230	$(490,884)	$5,040,425

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2022 and 2021

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive income:
Net income	—	—	—	245,909	—	245,909
Other comprehensive loss, net of tax effects	—	—	—	—	(23,453)	(23,453)
Total comprehensive income						222,456
Cash dividends declared on common stock at $0.94 per share	—	—	—	(66,685)	—	(66,685)
Cash dividends equivalents paid on restricted stock units	—	—	—	(91)	—	(91)
Employee stock purchases	7,097	18	466	—	—	484
Stock options exercised	42,697	106	1,801	—	—	1,907
Stock issued pursuant to restricted stock units	71,770	180	(180)	—	—	—
Common stock repurchased - buyback plan	(700,000)	(1,750)	(58,411)	—	—	(60,161)
Common stock repurchased	(12,313)	(31)	(935)	—	—	(966)
Share-based compensation expense	—	—	12,799	—	—	12,799
Balance, June 30, 2021	70,382,728	$175,957	$3,720,946	$836,584	$24,136	$4,757,623

Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive loss:
Net income	—	—	—	219,504	—	219,504
Other comprehensive loss, net of tax effects	—	—	—	—	(469,738)	(469,738)
Total comprehensive loss						(250,234)
Cash dividends declared on common stock at $0.98 per share	—	—	—	(70,805)	—	(70,805)
Cash dividend equivalents paid on restricted stock units	—	—	—	(126)	—	(126)
Employee stock purchases	9,078	23	681	—	—	704
Stock options exercised	18,256	45	692	—	—	737
Restricted stock awards	(1,266)	(3)	3	—	—	—
Stock issued pursuant to restricted stock units	364,809	912	(911)	—	—	1
Common stock repurchased - buyback plan	(1,312,038)	(3,280)	(106,924)	—	—	(110,204)
Common stock repurchased	(100,617)	(252)	(7,927)	—	—	(8,179)
Share-based compensation expense	—	—	17,799	—	—	17,799
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	—	—	(1,980)	—	—	(1,980)
Balance, June 30, 2022	75,641,322	$189,103	$4,195,976	$1,146,230	$(490,884)	$5,040,425

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$219,504	$245,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,954	31,387
(Recovery) provision for credit losses	10,837	(117,213)
Deferred income taxes	91,013	81,973
Gains on sale of securities, net	—	(36)
Share-based compensation expense	17,799	12,799
Accretion of discount related to acquired loans	(19,511)	(16,708)
Extinguishment of debt cost - fair value marks	—	11,706
Losses on disposal of premises and equipment	778	754
Gains on sale of bank properties held for sale and repossessed real estate	(871)	(1,311)
Net amortization of premiums on investment securities	14,884	19,668
Bank properties held for sale and repossessed real estate write downs	176	645
Fair value adjustment for loans held for sale	5,456	7,667
Originations and purchases of loans held for sale	(1,038,147)	(1,637,905)
Proceeds from sales of loans held for sale	1,146,583	1,795,391
Losses (gains) on sales of loans held for sale	3,951	(46,134)
Increase in cash surrender value of BOLI	(11,106)	(8,176)
Net change in:
Accrued interest receivable	(8,230)	8,014
Prepaid assets	2,019	3,517
Operating leases	195	1,779
Bank owned life insurance	(423)	(192)
Trading securities	(10,399)	(47,390)
Derivative assets	(248,626)	287,754
Miscellaneous other assets	(37,918)	(150,620)
Accrued interest payable	583	(2,329)
Accrued income taxes	(56,183)	(123,674)
Derivative liabilities	252,666	(286,881)
Miscellaneous other liabilities	(63,243)	178,239
Net cash provided by operating activities	304,741	248,633
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	415,503	15,405
Proceeds from maturities and calls of investment securities held to maturity	109,776	40,325
Proceeds from maturities and calls of investment securities available for sale	326,323	418,233
Proceeds from sales and redemptions of other investment securities	13,216	1,533
Purchases of investment securities available for sale	(1,157,493)	(1,519,851)
Purchases of investment securities held to maturity	(1,099,691)	(276,725)
Purchases of other investment securities	(20,446)	(1,698)
Net (increase) decrease in loans	(1,616,946)	637,095
Net cash received from (paid in) acquisitions	250,115	(39,929)
Recoveries of loans previously charged off	6,980	6,944
Purchase of bank owned life insurance	(85,966)	(206,000)
Purchases of premises and equipment	(9,102)	(17,857)
Proceeds from redemption and payout of bank owned life insurance policies	1,188	284
Proceeds from sale of bank properties held for sale and repossessed real estate	8,297	26,244
Proceeds from sale of premises and equipment	511	3,759
Net cash used in investing activities	(2,857,735)	(912,238)
Cash flows from financing activities:
Net increase in deposits	794,058	2,552,489
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(161,240)	82,763
Proceeds from borrowings	—	25,000
Repayment of borrowings	(13,000)	(75,878)
Common stock issuance	705	484
Common stock repurchases	(118,383)	(61,127)
Dividends paid	(70,931)	(66,776)
Stock options exercised	737	1,907
Net cash provided by financing activities	431,946	2,458,862
Net increase (decrease) in cash and cash equivalents	(2,121,048)	1,795,257
Cash and cash equivalents at beginning of period	6,843,147	4,609,255
Cash and cash equivalents at end of period	$4,722,099	$6,404,512
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$19,788	$33,218
Income taxes	$28,332	$113,253
Recognition of operating lease assets in exchange for lease liabilities	$12,616	$1,298
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$3,501,273	$34,838
Other intangible assets acquired	20,791	—
Liabilities assumed	3,205,694	2,343
Net identifiable assets acquired over liabilities assumed	341,440	15,816
Common stock issued in acquisition	659,772	—
Real estate acquired in full or in partial settlement of loans	$1,151	$1,631

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022, should be referenced when reading these unaudited condensed consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. As of June 30, 2022 and December 31, 2021, the Company had $2.8 billion and $1.8 billion, respectively, of held to maturity securities and no related valuation account.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2022 and December 31, 2021, the accrued interest receivables for all investment securities recorded in Other Assets were $27.6 million and $19.2 million, respectively.

Management no longer evaluates securities for other-than-temporary impairment, otherwise referred to herein as OTTI, as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for Sale Debt Securities, changes the accounting for recognizing impairment on available for sale debt securities. Each quarter, Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Income.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is used for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (e.g., default rates and prepayment speeds). The Company has identified the following portfolio segments: Owner-Occupied Commercial Real Estate, Non-Owner Occupied Commercial Real Estate, Multifamily, Municipal, Commercial and Industrial, Commercial Construction and Land Development, Residential Construction, Residential Senior Mortgage, Residential Junior Mortgage, Revolving Mortgage, and Consumer and Other.

In determining the proper level of the ACL, Management has determined that the loss experience of the Bank provides the best basis for its assessment of expected credit losses. The Company therefore used its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions (i.e., failed banks). For most of the segment models for collectively evaluated loans, the Company incorporated two or more macroeconomic drivers using a statistical regression modeling methodology.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. Management has evaluated the appropriateness of the reasonable and supportable forecast scenarios and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses a four-quarter forecast and a four-quarter reversion period.

Included in its systematic methodology to determine its ACL, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period, the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) Lending Policy; 2) Economic conditions not captured in models; 3) Volume and Mix of Loan Portfolio; 4) Past Due Trends; 5) Concentration Risk; 6) External Factors; and 7) Model Limitations.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company’s threshold for individually evaluated loans includes all non-accrual loans with a net book balance in excess of $1.0 million. Management will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL. The Company has not chosen to early adopt ASU No. 2020-04, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, that allows for the retirement of TDR guidance, which does not go into effect until early 2023.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2022 and December 31, 2021, the accrued interest receivables for loans recorded in Other Assets were $82.1 million and $70.6 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of June 30, 2022 and December 31, 2021, the liabilities recorded for expected credit losses on unfunded commitments were $32.5 million and $30.5 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Income.

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20. ASU 2018-14 amends ASC 715-20 to add, remove, and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and requires entities to apply the amendment on a retrospective basis. Early adoption is permitted. The Company adopted ASU No. 2018-14 on January 1, 2021 but it did not have a material impact on our consolidated financial statements.

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

The Company has established a LIBOR Committee and various subcommittees, which have evaluated the impact of adopting and implementing ASU 2020-04 on the consolidated financial statements, including the evaluation of all of the Company’s contracts, hedging relationships and other transactions that will be affected by reference rates that are being discontinued. The cross-functional LIBOR Committee and subcommittees have (1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; (2) established a detailed implementation plan; and (3) developed a formal governance structure for the transition. The Company is in the process of developing and implementing various proactive steps to facilitate the transition on behalf of customers, which include the adoption and ongoing implementation of fallback provisions that provide for the determination of replacement rates for LIBOR-linked financial products; the adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the U.S. regulators, the Alternative Reference Rates Committee, and government sponsored entities; the cessation of quoting LIBOR and originating new products linked to LIBOR by December 31, 2021; and the selection of SOFR indices as the replacement indices, and successful completion of systems testing using the SOFR replacement indices.

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

In the acquisition, the Company acquired $2.4 billion of loans, including PPP loans, at fair value, net of $54.3 million, or 2.24%, estimated discount to the outstanding principal balance, representing 10.0% of the Company’s total loans at December 31, 2021. Of the total loans acquired, Management identified $137.9 million that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $341.4 million. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

During the three and six months ended June 30, 2022, the Company incurred approximately $2.2 million and $7.9 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Condensed Consolidated Statements of Income.

The Atlantic Capital transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by Atlantic Capital	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$250,134	$24	(a)	$—		$250,158
Investment securities	717,332	(13,622)	(b)	—		703,710
Loans, net of allowance and mark	2,394,256	(18,964)	(c)	(5,614)	(c)	2,369,678
Premises and equipment	16,892	2,608	(d)	—		19,500
Intangible assets	22,572	(1,781)	(e)	—		20,791
Bank owned life insurance	74,613	—		—		74,613
Deferred tax asset	30,231	2,273	(f)	(444)	(f)	32,060
Other assets	45,274	(1,277)	(g)	7,557	(g)	51,554
Total assets	$3,551,304	$(30,739)		$1,499		$3,522,064

Liabilities
Deposits:
Noninterest-bearing	$1,411,671	$—		$—		$1,411,671
Interest-bearing	1,616,970	—		—		1,616,970
Total deposits	3,028,641	—		—		3,028,641
Federal funds purchased and securities sold under agreements to repurchase	50,000	—		—		50,000
Other borrowings	74,131	4,286	(h)	—		78,417
Other liabilities	50,711	(2,075)	(i)	—		48,636
Total liabilities	3,203,483	2,211		—		3,205,694
Net identifiable assets acquired over (under) liabilities assumed	347,821	(32,950)		1,499		316,370
Goodwill	—	342,939		(1,499)		341,440
Net assets acquired over liabilities assumed	$347,821	$309,989		$—		$657,810

Consideration:
South State Corporation common shares issued						7,330,803
Purchase price per share of the Company's common stock						$90.00

Company common stock issued ($659,772) and cash exchanged for fractional shares ($19)						$659,791
Stock option conversion						1,135
Restricted stock unit conversion						2,870
Restricted stock awards conversion (unvested awards)						(5,986)
Fair value of total consideration transferred						$657,810

Explanation of fair value adjustments

(a)— Represents an adjustment to record time deposits with financial institutions at fair value (premium).

(b)— Represents the reversal of Atlantic Capital 's existing fair value adjustments of $17.2 million and the adjustment to record securities at fair value (discount) totaling $30.9 million (includes reclassification of all securities held as HTM to AFS totaling $237.6 million).

(c)— Represents approximately 1.40%, or $34.0 million, net credit discount of the loan portfolio and 2.24% total net discount, or $54.3 million, including non-credit discount, based on a third-party valuation. Also, includes a reversal of Atlantic Capital's ending allowance for credit losses of $22.1 million and $7.6 million of existing Atlantic Capital’s deferred fees and costs.

(d)— Represents the preliminary fair value adjustments of $2.6 million on fixed assets and leased assets.

(e)— Represents approximately $17.5 million, or 0.63%, of CDI amount and $3.2 million for SBA servicing asset based on a third-party valuation. Atlantic Capital’s pre-merger goodwill and servicing asset of $19.9 million and $2.6 million, respectively, were written-off.

(f)— Represents deferred tax asset related to fair value adjustments with effective tax rate of 24.6%, which includes an adjustment from Atlantic Capital’s effective tax rate to the Company’s effective tax rate. The difference in effective tax rates relates to state income taxes.

(g)— Represents the fair value adjustment (decrease) for low-income housing investments of $1.1 million, write-off of prepaid assets of $233,000, adjustments to receivables of $154,000 and fair value adjustment for Small Business Investment Company (“SBIC”) investments of $7.4 million.

(h)— Represents the reversal of the existing Atlantic Capital’s issuance costs on subordinated debt of $0.9 million and recording the fair value adjustment (premium) of $3.4 million, based on a third-party valuation.

(i)— Represents the reversal of $2.8 million of unfunded commitment liability at purchase date and the fair value adjustment to increase lease liabilities associated with rental facilities totaling $1.4 million. Also includes the reversal of uncertain tax liability of $0.7 million.

Comparative and Pro Forma Financial Information for the Atlantic Capital Acquisition

Pro-forma data for the three and six month periods ending June 30, 2021 and six-month period ending June 30, 2022 listed in the table below presents pro-forma information as if the Atlantic Capital acquisition occurred at the beginning of 2021. These results combine the historical results of Atlantic Capital in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2021.

Merger-related costs of $7.9 million from the Atlantic Capital acquisition were incurred during 2022 and were excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by Atlantic Capital in either 2022 or 2021. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2022 for the Atlantic Capital transaction. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2022	June 30, 2021
Total revenues (net interest income plus noninterest income)	$367,093	$767,172	$759,004
Net interest income	$284,489	$589,261	$576,553
Net adjusted income available to the common shareholder	$113,855	$243,369	$261,921
EPS - basic	$1.46	$3.17	$3.35
EPS - diluted	$1.44	$3.18	$3.32

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

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2022:
U.S. Government agencies	$197,260	$—	$(19,001)	$178,259
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,685,694	—	(191,302)	1,494,392
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	494,330	—	(41,685)	452,645
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	369,975	—	(53,121)	316,854
Small Business Administration loan-backed securities	59,206	—	(8,670)	50,536
	$2,806,465	$—	$(313,779)	$2,492,686
December 31, 2021:
U.S. Government agencies	$112,913	$—	$(2,627)	$110,286
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,120,104	14	(24,278)	1,095,840
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	174,178	—	(4,937)	169,241
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	350,116	304	(8,021)	342,399
Small Business Administration loan-backed securities	62,590	—	(2,292)	60,298
	$1,819,901	$318	$(42,155)	$1,778,064

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2022:
U.S. Treasuries	$320,391	$357	$(4,290)	$316,458
U.S. Government agencies	220,916	—	(17,829)	203,087
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,080,637	2	(220,630)	1,860,009
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	732,616	2	(65,104)	667,514
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,207,129	2,586	(143,893)	1,065,822
State and municipal obligations	1,239,072	622	(171,136)	1,068,558
Small Business Administration loan-backed securities	485,755	813	(31,616)	454,952
Corporate securities	30,607	11	(1,010)	29,608
	$6,317,123	$4,393	$(655,508)	$5,666,008
December 31, 2021:
U.S. Government agencies	$98,882	$—	$(1,765)	$97,117
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,851,700	5,324	(25,985)	1,831,039
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	730,949	5,957	(10,911)	725,995
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,220,233	5,438	(18,430)	1,207,241
State and municipal obligations	798,211	16,697	(2,219)	812,689
Small Business Administration loan-backed securities	502,812	2,330	(4,479)	500,663
Corporate securities	18,509	234	(9)	18,734
	$5,221,296	$35,980	$(63,798)	$5,193,478

During the three and six months ended June 30, 2022, there were no realized gains or losses from the sale of available for sale securities. During the three months ended March 31, 2022, the Company sold securities totaling $414.4 million that were legacy Atlantic Capital securities. These securities were marked to fair value at merger therefore resulted in no gain or loss on sale. During the three and six months ended June 30, 2021, there were gains of $69,000 and losses of $33,000 (a net gain of $36,000) from the sale of available for sale securities.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
June 30, 2022:
Federal Home Loan Bank stock	$15,095
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,896
$179,815
December 31, 2021:
Federal Home Loan Bank stock	$16,283
Federal Reserve Bank stock	129,716
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	11,006
$160,568

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2022, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at June 30, 2022, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$58,779	$58,123
Due after one year through five years	64,365	63,287	539,288	529,936
Due after five years through ten years	414,499	388,263	1,110,003	1,008,452
Due after ten years	2,327,601	2,041,136	4,609,053	4,069,497
	$2,806,465	$2,492,686	$6,317,123	$5,666,008

Information pertaining to our securities with gross unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2022:
Securities Held to Maturity
U.S. Government agencies	$11,007	$136,264	$7,994	$41,995
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	108,991	982,694	82,311	511,698
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	31,871	401,276	9,814	51,369
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	29,665	172,523	23,456	144,331
Small Business Administration loan-backed securities	—	—	8,670	50,536
	$181,534	$1,692,757	$132,245	$799,929
Securities Available for Sale
U.S. Treasuries	$4,290	$266,868	$—	$—
U.S. Government agencies	13,255	182,661	4,574	20,426
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	156,740	1,495,239	63,890	364,307
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	48,241	583,880	16,863	82,614
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	118,072	884,401	25,821	134,664
State and municipal obligations	162,460	978,854	8,676	31,063
Small Business Administration loan-backed securities	21,967	208,617	9,649	123,954
Corporate securities	1,010	24,099	—	—
	$526,035	$4,624,619	$129,473	$757,028
December 31, 2021:
Securities Held to Maturity
U.S. Government agencies	$1,745	$86,168	$882	$24,118
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	18,768	868,327	5,510	184,819
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	4,937	169,240	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4,902	154,963	3,119	75,450
Small Business Administration loan-backed securities	1,281	37,408	1,011	22,890
	$31,633	$1,316,106	$10,522	$307,277
Securities Available for Sale
U.S. Government agencies	$529	$73,353	$1,236	$23,763
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,381	1,274,934	8,604	221,435
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	10,911	432,300	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,120	846,581	5,310	98,106
State and municipal obligations	1,867	123,987	352	8,579
Small Business Administration loan-backed securities	2,720	179,168	1,759	110,309
Corporate securities	9	4,991	—	—
	$46,537	$2,935,314	$17,261	$462,192

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of June 30, 2022 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

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

At June 30, 2022 and December 31, 2021, trading securities, at estimated fair value, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
U.S. Government agencies	$13,428	$5,154
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	28,079	6,853
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	2,236	12,315
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	18,570	29,667
State and municipal obligations	9,357	20,798
Other debt securities	16,418	2,902
	$88,088	$77,689

Net (losses) gains on trading securities for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net (losses) gains on sales transaction	$(380)	$336	$(1,620)	$456
Net mark to mark (losses) gains	(458)	268	(2,434)	(189)
Net (losses) gains on trading securities	$(838)	$604	$(4,054)	$267

Note 6 — Loans

The following is a summary of total loans:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Loans:
Construction and land development (1)	$2,527,062	$2,029,216
Commercial non-owner occupied	7,723,971	6,735,699
Commercial owner occupied real estate	5,421,725	4,970,116
Consumer owner occupied (2)	4,292,039	3,638,364
Home equity loans	1,213,492	1,168,594
Commercial and industrial	4,807,528	3,761,133
Other income producing property	669,659	696,804
Consumer	1,248,496	904,657
Other loans	31,294	23,583
Total loans	27,935,266	23,928,166
Less allowance for credit losses	(319,708)	(301,807)
Loans, net	$27,615,558	$23,626,359
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.

(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the periods June 30, 2022 and December 31, 2021, to include net deferred costs of $35.8 million compared to net deferred fees of $15.9 million, respectively, and unamortized discount total related to loans acquired of $89.0 million and $68.0 million, respectively.

The Company purchased loans through its acquisition of Atlantic Capital in the first quarter, for which there was, at acquisition, evidence of more than an insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(Dollars in thousands)	March 1, 2022
Book value of acquired loans at acquisition	$137,874
Allowance for credit losses at acquisition	(13,758)
Non-credit discount at acquisition	(5,943)
Carrying value or book value of acquired loans at acquisition	$118,173

As part of the ongoing monitoring of the credit quality of our loan portfolio, Management tracks certain credit quality indicators, including trends related to (i) the level of classified loans, (ii) net charge-offs, (iii) non-performing loans (see details below), and (iv) the general economic conditions of the markets that we serve.

We use a risk grading matrix to assign a risk grade to each commercial loan. Classified loans are assessed at a minimum every six months. A description of the general characteristics of the risk grades is as follows:

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

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of June 30, 2022 and December 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$455,606	$700,792	$238,509	$143,330	$22,095	$48,384	$101,509	$1,710,225
Special mention	643	5,643	126	176	7,362	699	—	14,649
Substandard	285	661	159	2,364	144	2,879	—	6,492
Doubtful	—	—	—	—	—	6	—	6
Total Construction and land development	$456,534	$707,096	$238,794	$145,870	$29,601	$51,968	$101,509	$1,731,372

Commercial non-owner occupied
Risk rating:
Pass	$1,191,752	$1,887,200	$812,894	$1,067,123	$643,633	$1,765,798	$101,504	$7,469,904
Special mention	12,154	6,349	43,723	6,421	24,523	20,787	—	113,957
Substandard	8,217	24,925	629	41,193	9,844	52,688	2,534	140,030
Doubtful	—	1	—	79	—	—	—	80
Total Commercial non-owner occupied	$1,212,123	$1,918,475	$857,246	$1,114,816	$678,000	$1,839,273	$104,038	$7,723,971

Commercial Owner Occupied
Risk rating:
Pass	$635,861	$1,180,611	$735,528	$775,341	$506,126	$1,263,783	$73,391	$5,170,641
Special mention	5,790	29,725	19,053	15,563	13,951	55,911	2,382	142,375
Substandard	2,805	9,906	5,023	19,716	6,866	63,424	944	108,684
Doubtful	—	—	1	—	—	24	—	25
Total commercial owner occupied	$644,456	$1,220,242	$759,605	$810,620	$526,943	$1,383,142	$76,717	$5,421,725

Commercial and industrial
Risk rating:
Pass	$734,287	$1,044,775	$606,588	$336,329	$257,173	$420,222	$1,303,698	$4,703,072
Special mention	2,035	3,083	1,035	5,134	5,422	6,533	16,803	40,045
Substandard	7,486	200	6,147	12,463	6,836	8,636	22,634	64,402
Doubtful	—	—	—	5	3	—	1	9
Total commercial and industrial	$743,808	$1,048,058	$613,770	$353,931	$269,434	$435,391	$1,343,136	$4,807,528

Other income producing property
Risk rating:
Pass	$76,193	$100,543	$65,926	$51,702	$56,622	$145,332	$48,451	$544,769
Special mention	707	1,390	1,455	530	196	5,607	1,455	11,340
Substandard	606	552	429	575	233	14,011	72	16,478
Doubtful	—	—	—	—	—	6	130	136
Total other income producing property	$77,506	$102,485	$67,810	$52,807	$57,051	$164,956	$50,108	$572,723

Consumer owner occupied
Risk rating:
Pass	$3,976	$4,805	$2,190	$914	$76	$437	$16,640	$29,038
Special mention	477	21	171	289	—	—	267	1,225
Substandard	—	97	14	1,876	—	219	152	2,358
Doubtful	—	—	—	—	1	145	—	146
Total Consumer owner occupied	$4,453	$4,923	$2,375	$3,079	$77	$801	$17,059	$32,767

Other loans
Risk rating:
Pass	$31,294	$—	$—	$—	$—	$—	$—	$31,294
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$31,294	$—	$—	$—	$—	$—	$—	$31,294

Total Commercial Loans
Risk rating:
Pass	$3,128,969	$4,918,726	$2,461,635	$2,374,739	$1,485,725	$3,643,956	$1,645,193	$19,658,943
Special mention	21,806	46,211	65,563	28,113	51,454	89,537	20,907	323,591
Substandard	19,399	36,341	12,401	78,187	23,923	141,857	26,336	338,444
Doubtful	—	1	1	84	4	181	131	402
Total Commercial Loans	$3,170,174	$5,001,279	$2,539,600	$2,481,123	$1,561,106	$3,875,531	$1,692,567	$20,321,380

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$570,166	$360,488	$206,586	$38,866	$24,728	$49,321	$76,680	$1,326,835
Special mention	2,347	3,067	186	—	1,557	1,715	487	9,359
Substandard	960	210	2,304	326	543	2,209	—	6,552
Doubtful	1	—	—	—	—	8	—	9
Total Construction and land development	$573,474	$363,765	$209,076	$39,192	$26,828	$53,253	$77,167	$1,342,755

Commercial non-owner occupied
Risk rating:
Pass	$1,812,512	$798,171	$1,061,021	$676,803	$494,618	$1,371,729	$102,763	$6,317,617
Special mention	16,683	12,985	14,138	36,875	25,729	110,109	—	216,519
Substandard	23,035	160	64,408	23,346	31,952	56,477	2,139	201,517
Doubtful	—	—	—	—	—	46	—	46
Total Commercial non-owner occupied	$1,852,230	$811,316	$1,139,567	$737,024	$552,299	$1,538,361	$104,902	$6,735,699

Commercial Owner Occupied
Risk rating:
Pass	$1,182,722	$780,339	$801,162	$549,642	$428,163	$980,701	$69,739	$4,792,468
Special mention	9,152	4,257	7,331	10,860	22,792	49,083	115	103,590
Substandard	7,375	2,907	8,587	2,053	18,600	34,431	80	74,033
Doubtful	—	1	—	—	—	24	—	25
Total commercial owner occupied	$1,199,249	$787,504	$817,080	$562,555	$469,555	$1,064,239	$69,934	$4,970,116

Commercial and industrial
Risk rating:
Pass	$1,198,849	$618,676	$360,551	$267,772	$178,538	$219,339	$860,134	$3,703,859
Special mention	2,759	1,519	2,434	1,268	3,224	3,871	3,281	18,356
Substandard	738	5,965	8,212	2,653	3,438	5,183	12,701	38,890
Doubtful	—	—	5	3	2	16	2	28
Total commercial and industrial	$1,202,346	$626,160	$371,202	$271,696	$185,202	$228,409	$876,118	$3,761,133

Other income producing property
Risk rating:
Pass	$105,533	$73,583	$67,173	$76,971	$56,343	$142,183	$56,190	$577,976
Special mention	1,580	1,851	1,063	232	1,381	13,526	424	20,057
Substandard	1,304	482	298	166	787	12,531	46	15,614
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$108,417	$75,916	$68,534	$77,369	$58,511	$168,246	$56,660	$613,653

Consumer owner occupied
Risk rating:
Pass	$3,513	$2,874	$1,099	$85	$139	$820	$16,977	$25,507
Special mention	1,219	180	2,430	81	—	3	—	3,913
Substandard	—	16	238	—	—	223	—	477
Doubtful	—	—	—	1	—	145	—	146
Total Consumer owner occupied	$4,732	$3,070	$3,767	$167	$139	$1,191	$16,977	$30,043

Other loans
Risk rating:
Pass	$23,583	$—	$—	$—	$—	$—	$—	$23,583
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$23,583	$—	$—	$—	$—	$—	$—	$23,583

Total Commercial Loans
Risk rating:
Pass	$4,896,878	$2,634,131	$2,497,592	$1,610,139	$1,182,529	$2,764,093	$1,182,483	$16,767,845
Special mention	33,740	23,859	27,582	49,316	54,683	178,307	4,307	371,794
Substandard	33,412	9,740	84,047	28,544	55,320	111,054	14,966	337,083
Doubtful	1	1	5	4	2	245	2	260
Total Commercial Loans	$4,964,031	$2,667,731	$2,609,226	$1,688,003	$1,292,534	$3,053,699	$1,201,758	$17,476,982

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of June 30, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$928,718	$1,237,505	$655,234	$342,339	$207,373	$875,152	$365	$4,246,686
30 days past due	—	876	1,173	184	66	2,216	—	4,515
60 days past due	—	—	229	188	—	411	—	828
90 days past due	—	230	582	1,096	910	4,425	—	7,243
Total Consumer owner occupied	$928,718	$1,238,611	$657,218	$343,807	$208,349	$882,204	$365	$4,259,272

Home equity loans
Days past due:
Current	$3,452	$5,924	$4,527	$3,536	$1,951	$22,637	$1,167,539	$1,209,566
30 days past due	—	—	27	18	—	338	1,470	1,853
60 days past due	—	—	—	92	—	219	136	447
90 days past due	—	21	83	37	—	1,162	323	1,626
Total Home equity loans	$3,452	$5,945	$4,637	$3,683	$1,951	$24,356	$1,169,468	$1,213,492

Consumer
Days past due:
Current	$245,265	$247,908	$136,772	$102,622	$55,177	$163,704	$267,475	$1,218,923
30 days past due	64	167	37	167	175	1,620	17,728	19,958
60 days past due	10	127	74	29	3	557	7,107	7,907
90 days past due	—	153	51	56	47	1,151	250	1,708
Total consumer	$245,339	$248,355	$136,934	$102,874	$55,402	$167,032	$292,560	$1,248,496

Construction and land development
Days past due:
Current	$165,251	$487,476	$100,471	$16,745	$8,033	$17,324	$162	$795,462
30 days past due	—	—	24	18	—	29	—	71
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	157	—	—	—	—	157
Total Construction and land development	$165,251	$487,476	$100,652	$16,763	$8,033	$17,353	$162	$795,690

Other income producing property
Days past due:
Current	$21,971	$22,285	$5,037	$3,114	$4,100	$39,284	$873	$96,664
30 days past due	—	—	—	—	—	137	—	137
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	135	—	135
Total other income producing property	$21,971	$22,285	$5,037	$3,114	$4,100	$39,556	$873	$96,936

Total Consumer Loans
Days past due:
Current	$1,364,657	$2,001,098	$902,041	$468,356	$276,634	$1,118,101	$1,436,414	$7,567,301
30 days past due	64	1,043	1,261	387	241	4,340	19,198	26,534
60 days past due	10	127	303	309	3	1,187	7,243	9,182
90 days past due	—	404	873	1,189	957	6,873	573	10,869
Total Consumer Loans	$1,364,731	$2,002,672	$904,478	$470,241	$277,835	$1,130,501	$1,463,428	$7,613,886

The following table presents total loans by origination year as of June 30, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans	$4,534,905	$7,003,951	$3,444,078	$2,951,364	$1,838,941	$5,006,032	$3,155,995	$27,935,266

The following table presents the credit risk profile by past due status of consumer loans by origination year as of December 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,192,449	$710,828	$405,138	$246,487	$228,876	$810,605	$4	$3,594,387
30 days past due	354	666	234	472	1,068	2,230	—	5,024
60 days past due	—	330	218	254	111	928	—	1,841
90 days past due	235	574	691	549	274	4,746	—	7,069
Total Consumer owner occupied	$1,193,038	$712,398	$406,281	$247,762	$230,329	$818,509	$4	$3,608,321

Home equity loans
Days past due:
Current	$7,128	$5,648	$4,745	$2,180	$993	$24,716	$1,116,621	$1,162,031
30 days past due	6	49	68	71	24	491	2,200	2,909
60 days past due	—	—	—	—	—	603	339	942
90 days past due	75	65	172	180	22	1,548	650	2,712
Total Home equity loans	$7,209	$5,762	$4,985	$2,431	$1,039	$27,358	$1,119,810	$1,168,594

Consumer
Days past due:
Current	$298,779	$169,443	$127,757	$69,892	$36,304	$151,948	$44,864	$898,987
30 days past due	229	364	208	191	132	1,570	137	2,831
60 days past due	145	82	90	124	90	658	17	1,206
90 days past due	74	121	181	109	29	1,119	—	1,633
Total consumer	$299,227	$170,010	$128,236	$70,316	$36,555	$155,295	$45,018	$904,657

Construction and land development
Days past due:
Current	$411,728	$204,368	$33,965	$13,429	$8,484	$14,185	$162	$686,321
30 days past due	—	24	—	—	—	—	—	24
60 days past due	—	—	—	—	—	12	—	12
90 days past due	—	—	—	—	—	104	—	104
Total Construction and land development	$411,728	$204,392	$33,965	$13,429	$8,484	$14,301	$162	$686,461

Other income producing property
Days past due:
Current	$22,131	$5,620	$4,906	$4,977	$6,303	$37,575	$1,379	$82,891
30 days past due	—	—	—	—	—	90	—	90
60 days past due	—	—	—	—	—	156	—	156
90 days past due	—	—	—	—	—	14	—	14
Total other income producing property	$22,131	$5,620	$4,906	$4,977	$6,303	$37,835	$1,379	$83,151

Total Consumer Loans
Days past due:
Current	$1,947,911	$1,095,907	$576,511	$336,965	$280,960	$1,039,029	$1,147,334	$6,424,617
30 days past due	589	1,103	510	734	1,224	4,381	2,337	10,878
60 days past due	145	412	308	378	201	2,357	356	4,157
90 days past due	384	760	1,044	838	325	7,531	650	11,532
Total Consumer Loans	$1,949,029	$1,098,182	$578,373	$338,915	$282,710	$1,053,298	$1,150,677	$6,451,184

The following table presents total loans by origination year as of  December 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans	$6,913,060	$3,765,913	$3,187,599	$2,026,918	$1,575,244	$4,106,997	$2,352,435	$23,928,166

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
June 30,2022
Construction and land development	$141	$87	$110	$338	$2,526,150	$574	$2,527,062
Commercial non-owner occupied	3,985	300	—	4,285	7,700,768	18,918	7,723,971
Commercial owner occupied	6,066	1,730	579	8,375	5,391,191	22,159	5,421,725
Consumer owner occupied	4,388	45	—	4,433	4,270,562	17,044	4,292,039
Home equity loans	1,566	447	—	2,013	1,204,548	6,931	1,213,492
Commercial and industrial	18,360	10,751	5,100	34,211	4,761,067	12,250	4,807,528
Other income producing property	565	203	—	768	665,994	2,897	669,659
Consumer	20,322	11,930	—	32,252	1,212,775	3,469	1,248,496
Other loans	—	—	—	—	31,294	—	31,294
	$55,393	$25,493	$5,789	$86,675	$27,764,349	$84,242	$27,935,266
December 31,2021
Construction and land development	$1,176	$59	$43	$1,278	$2,026,371	$1,567	$2,029,216
Commercial non-owner occupied	3,591	2,110	96	5,797	6,709,993	19,909	6,735,699
Commercial owner occupied	2,756	1,732	626	5,114	4,950,470	14,532	4,970,116
Consumer owner occupied	4,046	533	—	4,579	3,615,602	18,183	3,638,364
Home equity loans	2,565	913	—	3,478	1,158,861	6,255	1,168,594
Commercial and industrial	50,451	26,639	3,991	81,081	3,672,611	7,441	3,761,133
Other income producing property	879	424	106	1,409	691,320	4,075	696,804
Consumer	2,672	840	1	3,513	897,688	3,456	904,657
Other loans	—	—	—	—	23,583	—	23,583
	$68,136	$33,250	$4,863	$106,249	$23,746,499	$75,418	$23,928,166

The following table is a summary of information pertaining to nonaccrual loans by class, including restructured loans:

	June 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2022	90 Days Accruing(1)	with no allowance(1)	2021
Construction and land development	$574	$110	$14	$1,567
Commercial non-owner occupied	18,918	—	6,699	19,909
Commercial owner occupied real estate	22,159	579	6,395	14,532
Consumer owner occupied	17,044	—	—	18,183
Home equity loans	6,931	—	46	6,255
Commercial and industrial	12,250	5,100	108	7,441
Other income producing property	2,897	—	—	4,075
Consumer	3,469	—	—	3,456
Total loans on nonaccrual status	$84,242	$5,789	$13,262	$75,418
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at June 30, 2022.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	June 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2022	Coverage	%	2021	Coverage	%
Commercial owner occupied real estate
Church	$—	$—		$1,953	$2,308	118%
Other	4,492	4,643	103%	4,656	12,200	262%
Commercial non-owner occupied real estate
Hotel	—	—		1,822	4,100	225%
Other	6,699	9,810	146%	6,949	9,630	139%
Commercial and industrial
Other	7,164	4,488	63%	—	—
Home equity loans
Residential 1-4 family dwelling	1,685	1,108	66%	—	—
Total collateral dependent loans	$20,040	$20,049		$15,380	$28,238

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $4.7 million during the six months ended June 30, 2022.

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

The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession met the criteria stipulated in the CARES Act. Details in regard to the Company’s implemented loan modification programs in response to the COVID-19 pandemic under the CARES Act is disclosed under the Note 2 – Summary of Significant Accounting Policies.

The following tables present loans designated as TDRs segregated by class and type of concession that were restructured during the six months ended June 30, 2022 and 2021. There were no loans restructured as TDRs during the three months ending June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Commercial non-owner occupied	1	$182	$182	—	$—	$—
Commercial owner occupied	2	262	262	—	—	—
Consumer owner occupied	1	97	97	—	—	—
Commercial and industrial	4	434	434	—	—	—
Other income producing property	2	115	115	1	298	298
Total interest rate modifications	10	$1,090	$1,090	1	$298	$298
Term modification
Construction and land development	1	$137	$137	—	$—	$—
Commercial owner occupied	2	2,327	2,327	—	—	—
Commercial and industrial	—	—	—	1	40	40
Total term modifications	3	$2,464	$2,464	1	$40	$40
	13	$3,554	$3,554	2	$338	$338

At June 30, 2022 and 2021, the balance of accruing TDRs was $11.2 million and $15.1 million, respectively. The Company had $579,000 and $720,000 million remaining availability under commitments to lend additional funds on restructured loans at June 30, 2022 and 2021. The amount of specific reserve associated with restructured loans was $8.2 million and $1.9 million at June 30, 2022 and 2021, respectively.

The following table presents the changes in status of loans restructured within the previous 12 months as of June 30, 2022 by type of concession. There were no subsequent defaults.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	12	$1,354	—	$—	—	$—
Term modification	4	2,768	—	—	—	—
	16	$4,122	—	$—	—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following tables present a disaggregated analysis of activity in the allowance for credit losses.

	Residential	Residential		Residential	Other				CRE Owner	Non-Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended June 30, 2022
Allowance for credit losses:
Balance at end of period March 31, 2022	$46,002	$586	$13,671	$5,616	$25,358	$21,899	$3,903	$607	$49,094	$96,360	$37,300	$300,396
Allowance Adjustment - FMV for ACBI merger	727	—	—	—	—	—	—	—	930	—	2,883	4,540
Adjusted CECL balance	$46,729	$586	$13,671	$5,616	$25,358	$21,899	$3,903	$607	$50,024	$96,360	$40,183	$304,936
Charge-offs	(61)	—	(203)	—	—	(2,124)	—	—	(78)	(360)	(3,337)	(6,163)
Recoveries	361	110	395	2	410	660	—	—	94	304	1,488	3,824
Net (charge offs) recoveries	300	110	192	2	410	(1,464)	—	—	16	(56)	(1,849)	(2,339)
(Recovery) provision (1)	8,678	(163)	3,055	1,947	1,962	4,317	(1,445)	96	14,648	(11,135)	(4,849)	17,111
Balance at end of period June 30, 2022	$55,707	$533	$16,918	$7,565	$27,730	$24,752	$2,458	$703	$64,688	$85,169	$33,485	$319,708

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$55,203	$533	$13,488	$7,565	$21,572	$24,752	$2,458	$703	$42,294	$63,666	$26,203	$258,437
Individually evaluated	479	—	3,418	—	865	—	—	—	5,588	140	6,442	16,932
Total quantitative allowance	55,682	533	16,906	7,565	22,437	24,752	2,458	703	47,882	63,806	32,645	275,369
Qualitative allowance	25	—	12	—	5,293	—	—	—	16,806	21,363	840	44,339
Balance at end of period June 30, 2022	$55,707	$533	$16,918	$7,565	$27,730	$24,752	$2,458	$703	$64,688	$85,169	$33,485	$319,708

Three Months Ended June 30, 2021
Allowance for loan losses:
Balance at end of period December 31, 2020	$63,042	$1,190	$16,003	$3,892	$55,337	$27,883	$5,884	$1,544	$90,660	$107,559	$33,466	$406,460
Charge-offs	(69)	—	(517)	—	(77)	(1,486)	—	—	(2,021)	(341)	(1,151)	(5,662)
Recoveries	343	50	766	—	229	531	3	—	131	411	1,084	3,548
Net (charge offs) recoveries	274	50	249	—	152	(955)	3	—	(1,890)	70	(67)	(2,114)
Provision (recovery) (1)	(7,496)	(415)	(1,702)	596	(10,001)	(1,231)	(4)	(481)	(13,278)	(17,225)	(2,708)	(53,945)
Balance at end of period June 30, 2021	$55,820	$825	$14,550	$4,488	$45,488	$25,697	$5,883	$1,063	$75,492	$90,404	$30,691	$350,401

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$50,424	$825	$12,350	$4,438	$45,472	$21,195	$5,883	$520	$72,212	$85,044	$25,195	$323,558
Individually evaluated	88	—	1,140	—	16	—	—	—	333	—	308	1,885
Total quantitative allowance	50,512	825	13,490	4,438	45,488	21,195	5,883	520	72,545	85,044	25,503	325,443
Qualitative allowance	5,308	—	1,060	50	—	4,502	—	543	2,947	5,360	5,188	24,958
Balance at end of period June 30, 2021	$55,820	$825	$14,550	$4,488	$45,488	$25,697	$5,883	$1,063	$75,492	$90,404	$30,691	$350,401
(1)	A provision for credit losses of $2.2 million was recorded during the second quarter of 2022, compared to a negative provision (recovery) for credit losses of $4.8 million recorded during the second quarter of 2021 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Six Months Ended June 30, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Initial Allowance for PCD loans acquired during period	811	—	—	—	86	—	—	—	2,409	—	10,452	13,758
Initial Allowance for Non PCD loans acquired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(119)	(19)	(421)	—	(4)	(4,785)	—	—	(449)	(360)	(5,496)	(11,653)
Recoveries	755	165	652	5	644	1,192	—	—	408	373	2,797	6,991
Net recoveries (charge offs)	636	146	231	5	640	(3,593)	—	—	(41)	13	(2,699)	(4,662)
Provision (benefit) (1)	6,872	(250)	3,230	2,561	(12,476)	5,145	(2,889)	138	(1,993)	2,810	(8,040)	(4,892)
Balance at end of period June 30, 2022	$55,707	$533	$16,918	$7,565	$27,730	$24,752	$2,458	$703	$64,688	$85,169	$33,485	$319,708

Six Months Ended June 30, 2021
Allowance for credit losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(189)	—	(686)	—	(87)	(3,635)	—	—	(2,048)	(535)	(1,856)	(9,036)
Recoveries	771	83	1,183	1	430	1,041	3	—	464	732	2,235	6,943
Net charge offs	582	83	497	1	343	(2,594)	3	—	(1,584)	197	379	(2,093)
Provision (benefit) (1)	(8,323)	(496)	(2,645)	(427)	(22,052)	1,729	(2,007)	(447)	(20,028)	(34,214)	(15,905)	(104,815)
Balance at end of period June 30, 2021	$55,820	$825	$14,550	$4,488	$45,488	$25,697	$5,883	$1,063	$75,492	$90,404	$30,691	$350,401

(1)	A provision for credit losses of $2.0 million was recorded during the first six months of 2022, compared to a negative provision (recovery) for credit losses of $12.4 million during the first six months of 2021 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of information pertaining to OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO	Bank Premises Held For Sale	Total
Balance, December 31, 2021	$2,736	$9,578	$12,314
Additions, net	1,151	1,260	2,411
Write-downs	(106)	(70)	(176)
Sold	(2,350)	(5,076)	(7,426)
Balance, June 30, 2022	$1,431	$5,692	$7,123

At June 30, 2022, there were a total of 9 properties included in OREO compared to 12 properties at December 31, 2021. At June 30, 2022, there were a total of 8 properties included in bank premises held for sale which compares to 9 properties included in premises held for sale, at December 31, 2021. At June 30, 2022, we had $261,000 in residential real estate included in OREO and $4.8 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of June 30, 2022 and December 31, 2021, we had operating right-of-use (“ROU”) assets of $116.2 million and $110.3 million, respectively, and operating lease liabilities of $123.9 million and $115.9 million, respectively. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 22 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The Company also holds a small number of finance leases assumed in connection to the CenterState Bank Corporation (“CenterState”) merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Lease Cost Components:
Amortization of ROU assets - finance leases	$117	$117	$233	$233
Interest on lease liabilities - finance leases	12	14	25	29
Operating lease cost (cost resulting from lease payments)	4,536	4,342	8,869	8,685
Short-term lease cost	231	75	374	211
Variable lease cost (cost excluded from lease payments)	761	643	1,198	1,291
Total lease cost	$5,657	$5,191	$10,699	$10,449
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$12	$14	$25	$29
Finance lease - financing cash flows	108	106	216	213
Operating lease - operating cash flows (fixed payments)	4,444	4,173	8,626	8,313
Operating lease - operating cash flows (net change asset/liability)	(3,545)	(3,255)	(6,848)	(6,475)
New ROU assets - operating leases	188	—	12,616	1,298
New ROU assets - finance leases	—	—	—	—
Weighted - average remaining lease term (years) - finance leases			5.92	6.91
Weighted - average remaining lease term (years) - operating leases			10.11	11.14
Weighted - average discount rate - finance leases			1.7%	1.7%
Weighted - average discount rate - operating leases			3.0%	3.3%

Operating lease payments due:
2022 (excluding the six months ended June 30, 2022)			$8,648
2023			16,718
2024			15,339
2025			13,912
2026			13,367
Thereafter			79,150
Total undiscounted cash flows			147,134
Discount on cash flows			(23,221)
Total operating lease liabilities			$123,913

As of June 30, 2022, we determined that the number and dollar amount of our equipment leases was immaterial. As of June 30, 2022, we have no additional operating leases that have not yet commenced.

Note 10 — Deposits

Our total deposits are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Non-interest bearing checking	$14,337,018	$11,498,840
Interest-bearing checking	8,953,332	9,018,987
Savings	3,616,819	3,350,547
Money market	9,264,257	8,376,380
Time deposits	2,704,425	2,810,075
Total deposits	$38,875,851	$35,054,829

At June 30, 2022 and December 31, 2021, we had $531.8 million and $603.2 million in certificates of deposits of $250,000 and greater, respectively. At June 30, 2022 and December 31, 2021, the Company held $149.9 million and $325.0 in traditional, out-of-market brokered deposits, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section

401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2021, we did not pay a discretionary matching contribution in the first quarter of 2022. Currently, we expect the same terms in the employees’ savings plan for 2022. As a result of the recent Atlantic Capital acquisition, all former Atlantic Capital employees became eligible to participate in the Company’s 401(k) plan as of legal close in March 2022. We expensed $4.1 million and $8.1 million, respectively, for the three and six months ended June 30, 2022 and $3.8 million and $8.1 million, respectively, for the three and six months ended June 30, 2021 related to the Company’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2022	2021	2022	2021
Basic earnings per common share:
Net income	$119,175	$98,960	$219,504	$245,909
Weighted-average basic common shares	75,461	70,866	73,465	70,937
Basic earnings per common share	$1.58	$1.40	$2.99	$3.47
Diluted earnings per common share:
Net income	$119,175	$98,960	$219,504	$245,909
Weighted-average basic common shares	75,461	70,866	73,465	70,937
Effect of dilutive securities	633	543	639	508
Weighted-average dilutive shares	76,094	71,409	74,104	71,445
Diluted earnings per common share	$1.57	$1.39	$2.96	$3.44

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in thousands)	2022			2021			2022			2021
Number of shares			57,169			62,235			57,169			62,235
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

Note 13 — Share-Based Compensation

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The Company also assumed the obligations of Atlantic Capital under various equity incentive plans pursuant to the acquisition of Atlantic Capital on March 1, 2022.

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2004, 2012, 2019 and 2020 plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2004, 2012 or 2019 plans after January 26, 2012, February 1, 2019, and October 29, 2020, respectively, and the plans are closed other than for any options still unexercised and outstanding. The 2020 plan is the only plan from which new share-based compensation grants may be issued. It is the Company’s policy to grant options out of the 2,072,245 shares registered under the 2020 plan.

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2022	185,125	$63.03
Assumed stock options and warrants from ACBI merger	23,410	40.73
Exercised	(18,256)	40.51
Expired	(1,944)	41.19
Outstanding at June 30, 2022	188,335	62.67	3.52	$3,526
Exercisable at June 30, 2022	188,335	62.67	3.52	$3,526

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first six months of 2022. Because all outstanding stock options had vested as of December 31, 2021, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested for the six months ended June 30, 2022. The intrinsic value of stock option shares exercised for the six months ended June 30, 2022 was $773,000.

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

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2022	3,066	$67.31
Assumed restricted stock shares from ACBI merger	84,224	90.00
Vested	(9,599)	89.72
Forfeited	(1,266)	90.00
Nonvested at June 30, 2022	76,425	$89.12

As of June 30, 2022, there was $4.6 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.55 years as of June 30, 2022. The total fair value of shares vested during the six months ended June 30, 2022 was $765,000.

Restricted Stock Units (“RSUs”)

We, from time-to-time, also grant performance RSUs and time-vested RSUs to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CenterState, all legacy and assumed performance based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting or settlement date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met.

Outstanding RSUs for the six months ended June 30, 2022 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2022	948,213	$67.01
Assumed restricted stock units from ACBI merger	55,736	87.94
Granted	302,550	82.96
Vested	(364,792)	65.41
Forfeited	(3,937)	87.80
Outstanding at June 30, 2022	937,770	$73.93

The nonvested shares of 937,770 at June 30, 2022 includes 55,374 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2024.

As of June 30, 2022, there was $36.7 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.34 years as of June 30, 2022. The total fair value of RSUs vested and released during the six months ended June 30, 2022 was $27.6 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2022, commitments to extend credit and standby letters of credit totaled $10.3 billion. As of June 30, 2022, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $32.5 million and recorded on the Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Management, as of June 30, 2022, any such liability is not expected to have a material effect on our consolidated financial statements.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale and trading securities, derivative contracts, mortgage loans held for sale, SBA servicing rights, and mortgage servicing rights (“MSRs”) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, OREO, bank properties held for sale, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be individually evaluated for expected credit losses if it no longer shares similar risk characteristics with other pooled loans. Once a loan is identified as an individually evaluated loan, Management measures expected credit losses using estimated fair value methodologies. The fair value of the individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring an ACL represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2022, approximately three fourths of the individually evaluated loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Individually evaluated loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the individually evaluated loan as nonrecurring Level 3.

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

Mortgage Servicing Rights (“MSRs”) and SBA Servicing Asset

The estimated fair value of MSRs and SBA servicing assets are obtained through a third-party vendor analysis of future cash flows. For the SBA servicing assets, the Company began using the third-party vendor analysis of future cash flows to determine the fair value of the servicing asset during the second quarter of 2022. In prior periods the SBA servicing asset was recorded at amortized cost. The evaluations for the servicing assets use assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market’s perception of future interest rate movements. MSRs and SBA servicing assets are classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022:
Assets
Derivative financial instruments	$668,324	$—	$668,324	$—
Loans held for sale	73,880	—	73,880	—
Trading securities	88,088	—	88,088	—
Securities available for sale:
U.S. Treasuries	316,458	—	316,458	—
U.S. Government agencies	203,087	—	203,087	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,860,009	—	1,860,009	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	667,514	—	667,514	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,065,822	—	1,065,822	—
State and municipal obligations	1,068,558	—	1,068,558	—
Small Business Administration loan-backed securities	454,952	—	454,952	—
Corporate securities	29,608	—	29,608	—
Total securities available for sale	5,666,008	—	5,666,008	—
Mortgage servicing rights	87,463	—	—	87,463
SBA servicing assets	6,449	—	—	6,449
	$6,590,212	$—	$6,496,300	$93,912
Liabilities
Derivative financial instruments	$666,802	$—	$666,802	$—

December 31, 2021:
Assets
Derivative financial instruments	$414,742	$—	$414,742	$—
Loans held for sale	191,723	—	191,723	—
Trading securities	77,689	—	77,689	—
Securities available for sale:
U.S. Government agencies	97,117	—	97,117	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,831,039	—	1,831,039	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	725,995	—	725,995	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,207,241	—	1,207,241	—
State and municipal obligations	812,689	—	812,689	—
Small Business Administration loan-backed securities	500,663	—	500,663	—
Corporate securities	18,734	—	18,734	—
Total securities available for sale	5,193,478	—	5,193,478	—
Mortgage servicing rights	65,620	—	—	65,620
	$5,943,252	$—	$5,877,632	$65,620
Liabilities
Derivative financial instruments	$410,137	$—	$410,137	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2022. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2022 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2022	$65,620	$—
Servicing assets that resulted from transfers of financial assets	11,751	—
Changes in fair value due to valuation inputs or assumptions	15,613	—
Changes in fair value due to decay	(5,521)	—
Fair value , June 30, 2022	$87,463	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2022.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022:
OREO	$1,431	$—	$—	$1,431
Bank property held for sale	5,692	—	—	5,692
Individually evaluated loans	33,095	—	—	33,095
December 31, 2021:
OREO	$2,736	$—	$—	$2,736
Bank property held for sale	9,578	—	—	9,578
Individually evaluated loans	20,802	—	—	20,802

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			June 30,	December 31,
	Valuation Technique	Unobservable Input	2022	2021
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	25%	9%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	25%	24%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2022 and December 31, 2021. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities — Securities available for sale are valued at quoted market prices or dealer quotes. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 5 — Investment Securities for additional information, as well as page 33 regarding fair value.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2022
Financial assets:
Cash and cash equivalents	$4,722,099	$4,722,099	$4,722,099	$—	$—
Trading securities	88,088	88,088	—	88,088	—
Investment securities	8,652,288	8,338,509	179,815	8,158,694	—
Loans held for sale	73,880	73,880	—	73,880	—
Loans, net of allowance for credit losses	27,615,558	27,644,893	—	—	27,644,893
Accrued interest receivable	109,995	109,995	—	27,601	82,394
Mortgage servicing rights	87,463	87,463	—	—	87,463
SBA servicing assets	6,449	—	—	—	6,449
Interest rate swap - non-designated hedge	666,470	666,470	—	666,470	—
Other derivative financial instruments (mortgage banking related)	1,854	1,854	—	1,854	—
Financial liabilities:
Deposits	38,875,851	38,813,989	—	38,813,989	—
Federal funds purchased and securities sold under agreements to repurchase	669,999	669,999	—	669,999	—
Other borrowings	392,460	375,593	—	375,593	—
Accrued interest payable	4,192	4,192	—	4,192	—
Interest rate swap - non-designated hedge	666,503	666,503	—	666,503	—
Other derivative financial instruments (mortgage banking related)	299	299	—	299	—
Off balance sheet financial instruments:
Commitments to extend credit	—	10,888	—	10,888	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$6,843,147	$6,843,147	$6,843,147	$—	$—
Trading securities	77,689	77,689	—	77,689	—
Investment securities	7,173,947	7,132,110	160,568	6,971,542	—
Loans held for sale	191,723	191,723	—	191,723	—
Loans, net of allowance for credit losses	23,626,359	23,921,372	—	—	23,921,372
Accrued interest receivable	90,069	90,069	—	19,241	70,828
Mortgage servicing rights	65,620	65,620	—	—	65,620
Interest rate swap - non-designated hedge	408,776	408,776	—	408,776	—
Other derivative financial instruments (mortgage banking related)	5,966	5,966	—	5,966	—
Financial liabilities:
Deposits	35,054,829	35,050,516	—	35,050,516	—
Federal funds purchased and securities sold under agreements to repurchase	781,239	781,239	—	781,239	—
Other borrowings	327,066	334,640	—	334,640	—
Accrued interest payable	3,345	3,345	—	3,345	—
Interest rate swap - non-designated hedge	410,137	410,137	—	410,137	—
Off balance sheet financial instruments:
Commitments to extend credit	—	93,501	—	93,501	—

Note 16 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive (loss) income, net of tax, were as follows:

		Unrealized Gains
		and Losses
		on Securities
	Benefit	Available
(Dollars in thousands)	Plans	for Sale	Total
Three Months Ended June 30, 2022
Balance at March 31, 2022	$57	$(294,013)	$(293,956)
Other comprehensive loss before reclassifications	—	(196,928)	(196,928)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive loss	—	(196,928)	(196,928)
Balance at June 30, 2022	$57	$(490,941)	$(490,884)

Three Months Ended June 30, 2021
Balance at March 31, 2021	$(151)	$(880)	$(1,031)
Other comprehensive income before reclassifications	—	25,194	25,194
Amounts reclassified from accumulated other comprehensive income	—	(27)	(27)
Net comprehensive income	—	25,167	25,167
Balance at June 30, 2021	$(151)	$24,287	$24,136

Six Months Ended June 30, 2022
Balance at December 31, 2021	$57	$(21,203)	$(21,146)
Other comprehensive loss before reclassifications	—	(469,738)	(469,738)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive loss	—	(469,738)	(469,738)
Balance at June 30, 2022	$57	$(490,941)	$(490,884)

Six Months Ended June 30, 2021
Balance at December 31, 2020	$(151)	$47,740	$47,589
Other comprehensive loss before reclassifications	—	(23,426)	(23,426)
Amounts reclassified from accumulated other comprehensive income	—	(27)	(27)
Net comprehensive loss	—	(23,453)	(23,453)
Balance at June 30, 2021	$(151)	$24,287	$24,136

The table below presents the reclassifications out of accumulated other comprehensive (loss) income, net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2022	2021	2022	2021	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$—	$(36)	$—	$(36)	Securities gains, net
	—	9	—	9	Provision for income taxes
	—	(27)	—	(27)	Net income
Total reclassifications for the period	$—	$(27)	$—	$(27)

Note 17 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			June 30, 2022			December 31, 2021
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Liabilities	$17,940	$—	$60	$15,716	$—	$1,355

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	10,673,938	30,587	665,970	10,404,605	408,776	69,998
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	10,649,009	635,943	533	10,402,394	—	338,784

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	50,000	—	299	205,000	1,228	—
Contracts used to hedge mortgage pipeline	Other Assets	149,500	1,854	—	324,000	4,738	—
Total derivatives		$21,540,387	$668,384	$666,862	$21,351,715	$414,742	$410,137

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We had no cash flow hedges as of June 30, 2022 and December 31, 2021. For more information regarding the fair value of our derivative financial instruments, see Note 15 — Fair Value to these financial statements.

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

Balance Sheet Fair Value Hedge

As of June 30, 2022 and December 31, 2021, the Company maintained loan swaps, with an aggregate notional amount of $17.9 million and $15.7 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. There was a gain recorded on these derivatives for the three and six months ended June 30, 2022 of $68,000 and $110,000, respectively. There was no gain or loss recorded on these derivatives for 2021.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2022 and December 31, 2021, the interest rate swaps had an aggregate notional amount of approximately $21.3 billion and $20.8 billion, respectively. At June 30, 2022, the fair value of the interest rate swap derivatives are recorded in other assets at $666.6 million and in other liabilities at $666.5 million for a net asset position of $33,000. At December 31, 2021, the fair value of the interest rate swap derivatives was recorded in other assets at $408.8 million and other liabilities at $408.8 million for a net liability position of $5,000. Changes in the fair market value of these interest rate swaps is recorded through earnings. As of June 30, 2022, we provided $61.2 million of cash collateral on the counterparty which is included in cash and cash equivalents on the balance sheet as deposits in other financial institutions (restricted cash). We also provided $129.0 million in investment securities at market value as collateral on the counterparty, which is included in investment securities – available for sale. Counterparties provided $506.2 million of cash collateral to the Company to secure swap asset positions which is included in interest-bearing deposits (Liability) on the balance sheet.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At June 30, 2022 and December 31, 2021, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at June 30, 2022, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and six months ended June 30, 2022 and 2021.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On June 30, 2022, we had derivative financial instruments outstanding with notional amounts totaling $50.0 million related to MSRs, compared to $205.0 million on December 31, 2021. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $299,000 at June 30, 2022, compared to a gain of $1.2 million at December 31, 2021.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Mortgage loan pipeline	$128,216	$264,000
Expected closures	112,258	233,265
Fair value of mortgage loan pipeline commitments	2,105	4,759
Forward sales commitments	149,500	324,000
Fair value of forward commitments	(251)	(21)

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

The following table presents actual and required capital ratios as of June 30, 2022 and December 31, 2021 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2022:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,549,378	11.05%	$2,247,464	7.00%	$2,086,931	6.50%
SouthState Bank (the Bank)	3,846,512	12.00%	2,244,606	7.00%	2,084,277	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,549,378	11.05%	2,729,063	8.50%	2,568,530	8.00%
SouthState Bank (the Bank)	3,846,512	12.00%	2,725,592	8.50%	2,565,263	8.00%
Total capital to risk-weighted assets:
Consolidated	4,159,818	12.96%	3,371,196	10.50%	3,210,663	10.00%
SouthState Bank (the Bank)	4,066,952	12.68%	3,366,908	10.50%	3,206,579	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,549,378	8.00%	1,775,053	4.00%	2,218,817	5.00%
SouthState Bank (the Bank)	3,846,512	8.67%	1,774,487	4.00%	2,218,108	5.00%
December 31, 2021:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,201,644	11.75%	$1,906,831	7.00%	$1,770,629	6.50%
SouthState Bank (the Bank)	3,431,069	12.62%	1,902,954	7.00%	1,767,029	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,201,644	11.75%	2,315,438	8.50%	2,179,236	8.00%
SouthState Bank (the Bank)	3,431,069	12.62%	2,310,730	8.50%	2,174,804	8.00%
Total capital to risk-weighted assets:
Consolidated	3,692,674	13.56%	2,860,247	10.50%	2,724,045	10.00%
SouthState Bank (the Bank)	3,594,099	13.22%	2,854,431	10.50%	2,718,505	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,201,644	8.05%	1,590,045	4.00%	1,987,556	5.00%
SouthState Bank (the Bank)	3,431,069	8.65%	1,587,212	4.00%	1,984,015	5.00%

As of June 30, 2022 and December 31, 2021, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In June 2016, the FASB issued ASU No. 2016-13 which required an entity to use a new impairment model known as the CECL model to estimate its lifetime “expected credit loss.” This standard was adopted and became effective on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three-year phase-in of the recognition of the adoption date effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5-year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from adoption date and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provided a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from adoption date and the CECL difference from the first two years of application. This amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 25% being phased out in 2022.

During the second quarter of 2022, the Company redeemed $13.0 million of subordinated debentures, with a first call date of June 30, 2022, resulting in a reduction in total risk-based capital of $13.0 million.

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion and $1.6 billion, respectively at June 30, 2022 and

December 31, 2021. The Company added $342.9 million in goodwill related to the Atlantic Capital acquisition in the first quarter of 2022. The Company made subsequent fair value adjustments related to the Atlantic Capital merger in the second quarter of 2022 that decreased goodwill by $1.5 million. The Company added $17.5 million in core deposit intangibles related to the Atlantic Capital transaction during the first quarter of 2022. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2021. During the second quarter of 2021, the Company implemented the change in its annual goodwill valuation date to October 31 each year in order for the valuation to be closer to our year end audit date. We determined that no impairment charge was necessary for each period end. We will continue to monitor the impact of the COVID-19 pandemic and other events on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Gross carrying amount	$279,352	$257,874
Accumulated amortization	(146,658)	(129,807)
	$132,694	$128,067

Amortization expense totaled $8.8 million and $17.3 million, for the three and six months ended June 30, 2022, compared to $9.0 million and $18.1 million for the three and six months ended June 30, 2021.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  During the second quarter of 2022, the Company elected to prospectively apply fair value accounting for the SBA servicing assets beginning with the period ending June 30, 2022, with changes in fair value of the SBA servicing assets recorded in earnings during each applicable reporting period.  As a result, the Company will no longer amortize the SBA servicing assets and therefore excluded the SBA servicing assets from the future amortization expense table presented below.  The fair value of the SBA servicing assets as of June 30, 2022 was $6.4 million.  Estimated amortization expense for other intangibles, excluding the SBA servicing assets, for each of the next five quarters and thereafter is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2022	$7,837
December 31, 2022	8,027
March 31, 2023	7,299
June 30, 2023	7,028
September 30, 2023	6,615
Thereafter	89,439
$126,245

Note 20 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of June 30, 2022 and December 31, 2021, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $6.6 billion and $6.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during the three and six months ended June 30, 2022 and June 30, 2021 were $4.1 million, $7.9 million, $3.5 million and $6.8 million, respectively. Servicing fees are recorded in mortgage banking income in our Condensed Consolidated Statements of Income.

At June 30, 2022 and December 31, 2021, MSRs were $87.5 million and $65.6 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Condensed Consolidated Statements of Income. The market value adjustments due to interest rates related to MSRs recorded in mortgage banking income for the three and six months ended June 30, 2022 and June 30, 2021 were gains of $2.8 million and $15.6 million, compared with losses of $2.2 million and gains of $5.9 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase (decrease) in fair value of MSRs	$2,786	$(2,192)	$15,613	$5,883
Decay of MSRs	(3,292)	(3,288)	(5,521)	(7,849)
(Loss) gain related to derivatives	(2,553)	2,802	(14,391)	(3,601)
Net effect on statements of income	$(3,059)	$(2,678)	$(4,299)	$(5,567)

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing, and the assumptions used as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time. See Note 15 — Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	June 30,		December 31,
(Dollars in thousands)	2022		2021
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		99.9%
Adjustable-rate mortgage loans	—%		0.1%
Total	100.0%		100.0%
Weighted average life	8.48	years	7.35	years
Constant Prepayment rate (CPR)	6.3%		8.4%
Weighted average discount rate	9.6%		9.0%
Effect on fair value due to change in interest rates
25 basis point increase	$874		$3,961
50 basis point increase	1,588		7,261
25 basis point decrease	(1,098)		(4,371)
50 basis point decrease	(2,543)		(8,966)

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

Custodial escrow balances maintained in connection with the loan servicing were $61.1 million and $29.6 million at June 30, 2022 and December 31, 2021, respectively.

Whole loan sales were $449.9 million and $1.2 billion for the three and six months ended June 30, 2022, compared to $974.8 million and $1.7 billion for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, $352.3 million and $882.9 million, or 78.3% and 76.7%, respectively, were sold with the servicing rights retained by the Company, compared to $767.2 million and $1.4 billion, or 78.7% and 79.4%, respectively, for the three and six months ended June 30, 2021.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $73.9 million and $191.7 million at June 30, 2022 and December 31, 2021, respectively.

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

At June 30, 2022 and December 31, 2021, our repurchase agreements totaled $385.4 million and $400.0 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2022 and December 31, 2021. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $482.5 million and $471.3 million at June 30, 2022 and December 31, 2021, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 — Stock Repurchase Program

On January 27, 2021, the Company’s Board of Directors approved a stock repurchase program (“2021 Stock Repurchase Plan”) authorizing the Company to repurchase up to 3,500,000 of the Company’s common shares. During the second quarter of 2022, the Company repurchased a total of 300,000 shares at a weighted average price of $79.15 per share pursuant to the 2021 Stock Repurchase Plan. During the six months ended June 30, 2022, the Company repurchased a total of 1,312,038 shares at a weighted average price of $83.99 per share pursuant to the 2021 Stock Repurchase Plan. Life-to-date as of June 30, 2022, the Company has repurchased a total of 3,129,979 shares at a weighted average price of $81.97 per share, leaving 370,021 shares remaining that may be repurchased under the 2021 Stock Repurchase.

On April 27, 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares from the 2021 Stock Repurchase Plan of 370,021. As of June 30, 2022, there is a total of 4,120,021 shares authorized to be repurchased.

Note 23 — Subsequent Events

On July 28, 2022, the Company announced that the Board of Directors of the Company increased its quarterly cash dividend on its common stock from $0.49 per share to $0.50 per share. The dividend is payable on August 19, 2022 to shareholders of record as of August 12, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2021. Results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

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

At June 30, 2022, we had approximately $46.2 billion in assets and 5,190 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 and also analyzes our financial condition as of June 30, 2022 as compared to December 31, 2021. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

We are continuously monitoring the impact of various global and national events on our results of operation and financial conditions, including inflation, and rising interest rates to combat elevated inflation, continued supply chain disruptions, as a result of, among other factors, the continued COVID-19 pandemic, and other global events. While employment figures show resilience, it is widely acknowledged that the chances of recession have increased over the quarter, and as a result, we recorded provision for credit losses of approximately $19.3 million during the second quarter of 2022, including the provision for unfunded commitments. The continued uncertainty around the COVID-19 pandemic and its latest variants and subvariants, as well as other global events, such as ongoing supply chain issues, elevated gas and oil prices, the Ukraine-Russia conflict and the impact of high levels of inflation, may result in additional provision for credit losses in the future. Please see “Allowance for Credit Losses” in this MD&A for more information on the Company’s analysis of expected credit losses. Furthermore, the timing and impact of such events on our business, financial statements and results of operations more generally will depend on future developments, which are highly uncertain and difficult to predict.

In addition, growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has contributed to rising inflation. In response, the Federal Reserve is raising interest rates and signaled that it will continue to raise rates and taper its purchase of mortgage and other bonds. The timing and impact of inflation and rising interest rates on our business, financial statements and results of operations will depend on future developments, which are highly uncertain and difficult to predict.

Atlantic Capital Bancshares, Inc. (“Atlantic Capital” or “ACBI”) Merger

On March 1, 2022, the Company acquired all of the outstanding common stock of Atlantic Capital, the holding company for Atlantic Capital Bank (“ACB”), in a stock transaction.  Pursuant to the merger agreement, (i) Atlantic Capital merged with and into the Company, with the Company continuing as the surviving corporation in the merger, and (ii) immediately following the merger, ACB merged with and into SouthState Bank, N.A. (“SSB”), with SSB continuing as the surviving bank in the bank merger.

Under the terms of the merger agreement, shareholders of Atlantic Capital received 0.36 shares of the Company’s common stock for each share of Atlantic Capital common stock they owned.  In total, the purchase price for Atlantic Capital was $657.8 million.

In the acquisition, the Company acquired $2.4 billion of loans, including PPP loans, at fair value, net of $54.3 million, or 2.24%, estimated discount to the outstanding principal balance, representing 10.0% of the Company’s total loans at December 31, 2021.  Of the total loans acquired, Management identified $137.9 million that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.  Additional details regarding the Atlantic Capital merger are discussed in Note 4 — Mergers and Acquisitions.

Overdraft Program

In April 2022, the Company announced it will be modifying its consumer overdraft program to eliminate Non-Sufficient Funds (“NSF”) fees as well as transfer fees to cover overdrafts.  It will also offer a deposit product with no overdraft fees. The changes will be implemented starting in the third quarter of 2022 and are estimated to reduce diluted annual earnings per share by approximately 8 to 10 cents.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of June 30, 2022 and December 31, 2021, the balance of goodwill was $1.9 billion and $1.6 billion, respectively. As a result of the Atlantic Capital merger on March 1, 2022, the Company recognized additional goodwill of $341.4 million. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

We changed the annual impairment date to October 31 during the second quarter of 2021 in order for the valuation to be closer to our year-end audit date. Our most recent evaluation of goodwill was performed as of October 31, 2021, and we determined that no impairment charge was necessary. Our stock price has traded above book value and tangible book value in the first six months of 2022. Our stock price closed on June 30, 2022 at $77.15, which was above book value of $66.64 and tangible book value of $39.47. We will continue to monitor the impact of COVID-19 and other global events on the Company’s business, operating results, cash flows and financial condition. If the economy deteriorates and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including loans, available for sale securities, ACL, write downs of OREO properties and bank properties held for sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Deferred tax assets as of June 30, 2022 were $157.9 million, an increase of approximately $93.0 million compared to $65.0 million as of December 31, 2021. The increase in deferred tax assets during the first six months of 2022 was mostly attributable to a $153.6 million increase in unrealized losses from the available for sale securities portfolio, as well as the addition of $30.4 million of net deferred tax assets acquired from Atlantic Capital, offset by a $71.6 million decrease in the mark-to-market adjustment pertaining to loans with the remaining difference due to other temporary differences.

The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, California, Colorado, Florida, Georgia, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia and in New York City. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at June 30, 2022 or December 31, 2021.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources and adjusted for estimated selling costs. For OREO, at the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Condensed Consolidated Statements of Income. Subsequent adjustments to this value are described below in the following paragraph.

We report subsequent declines in the fair value of OREO and bank properties held for sale below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of these properties, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, Management may use liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of these properties. Management reviews the value of these properties periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations, as well as gains or losses on sales and any subsequent adjustments to the value, are recorded as OREO and Loan Related expense, a component of Noninterest Expense on the

Condensed Consolidated Statements of Income. For bank property held for sale, any adjustments to fair value, as well as gains or losses on sales, are recorded in Other Expense, a component of Noninterest Expense on the Condensed Consolidated Statements of Income.

Results of Operations

Overview

We reported consolidated net income of $119.2 million, or diluted earnings per share (“EPS”) of $1.57, for the second quarter of 2022 as compared to consolidated net income of $99.0 million, or diluted EPS of $1.39, in the comparable period of 2021, a 20.4% increase in consolidated net income and a 13.0% increase in diluted EPS. The $20.2 million increase in consolidated net income was the net result of the following items:

●	An $58.1 million increase in interest income, resulting primarily from a $25.8 million increase in interest income from loans and a $25.0 million increase in interest income from investment securities;
●	A $9.3 million increase in noninterest income, which resulted from increases in service charges on deposits accounts and deposit, prepaid, ATM and merchant card related income of $6.3 million and $3.4 million, respectively. In addition, correspondent banking and capital market income, SBA income and bank owned life insurance income increased by $1.7 million, $1.4 million and by $1.2 million, respectively. These increases were partially offset by a decline in mortgage banking income of $4.6 million. (See Noninterest Income section on page 57 for further discussion);
●	An $32.2 million decrease in noninterest expense, which resulted primarily from a decline in merger and branch consolidation related expense of $27.6 million and extinguishment of debt cost of $11.7 million. The extinguishment of debt cost was the result of the early redemption of trust preferred securities completed during the second quarter of 2021. These decreases were partially offset by an increase in other noninterest expense of $4.0 million and an increase in professional fees of $2.0 million (See Noninterest Expense section on page 59 for further discussion);
●	A $3.0 million decrease in interest expense, which primarily resulted from a decline in the cost of interest-bearing liabilities of 7 basis points partially offset by an increase in the average balance of interest-bearing liabilities of $2.6 billion;
●	A $78.1 million increase in the provision for allowance for credit losses, as the Company recorded provision for credit losses of $19.3 million during the second quarter of 2022 while recording a release of the allowance for credit losses of $58.8 million in the second quarter of 2021; and
●	A $4.3 million increase in the provision for income taxes primarily due to the change in pretax book income between the two quarters. The Company recorded pretax book income of $152.1 million in the second quarter of 2022 compared to pretax book income of $127.6 million in the second quarter of 2021. Our effective tax rate was 21.66% for the three months ended June 30, 2022 compared to 22.42% for the three months ended June 30, 2021.

Our quarterly efficiency ratio declined to 54.9% in the second quarter of 2022 compared to 76.3% in the second quarter of 2021. The improvement in the efficiency ratio compared to the second quarter of 2021 was the result of the 12.6% decrease in noninterest expense (excluding amortization of intangibles) and the 21.4% increase in the total of tax-equivalent (“TE”) net interest income and noninterest income. The elevated efficiency ratio for the three months ended June 30, 2021 was due to the one-time expenses incurred during the second quarter of 2021, including total noninterest expense that included merger and branch consolidation related expense of $33.0 million and extinguishment of debt cost of $11.7 million. The merger and branch consolidation related expense for the second quarter of 2022 was $5.4 million.

Basic and diluted EPS were $1.58 and $1.57, respectively, for the second quarter of 2022, compared to $1.40 and $1.39, respectively for the second quarter of 2021. The increase in basic and diluted EPS was due to a 20.4% increase in net income in the second quarter of 2022 compared to the same period in 2021, partially offset by an increase in average common shares. The increase in average basic common shares was due to the Company issuing 7.3 million shares on March 1, 2022 with the Atlantic Capital acquisition, less the 2.4 million of stock repurchases completed by the Company between June 30, 2021 and June 30, 2022.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Return on average assets (annualized)	1.04%	1.00%	1.00%	1.27%
Return on average equity (annualized)	9.36%	8.38%	8.81%	10.52%
Return on average tangible equity (annualized)*	16.59%	14.12%	15.28%	17.59%
Dividend payout ratio	31.03%	33.65%	32.26%	27.12%
Equity to assets ratio	10.91%	11.78%	10.91%	11.78%
Average shareholders’ equity	$5,109,325	$4,739,241	$5,023,721	$4,713,339

*   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended June 30, 2022, the return on average assets, the return on average equity and the return on average tangible equity increased while for the six months ended June 30, 2022, all three ratios decreased compared to the same period in 2021.
o	These increases for the three months ended June 30, 2022 were primarily due to the percentage increase in net income of 20.4% was greater than the increases in average assets, equity or tangible equity of 15.1%, 7.8% and 1.33%, respectively. The increase in net income was mainly due to an increase in net interest income of $61.1 million and a decrease in non-interest expense of $32.2 million, partially offset by an increase in the provision for credit losses of $78.1 million.
o	For the six months ended June 30, 2022, the decreases were primarily due to the decrease in net income of $26.4 million, or 10.7%. The decrease in net income was mainly attributable to the provision for credit losses of $10.8 million recorded during the first six months of 2022 compared to a negative provision (recovery) for credit losses of $117.2 million recorded during the first six months of 2021. The average assets, as a result of both the assets acquired from the merger with Atlantic Capital on March 1, 2022 and the growth in investment securities, increased $5.4 billion in 2022 compared to 2021. The average equity and the average tangible equity also increased $310.4 million and $95.9 million, respectively, in 2022 compared to 2021 as a result of the equity issued for the acquisition of Atlantic Capital on March 1, 2022, which was partially offset by the stock repurchases completed by the Company through June 30, 2022.
●	Equity to assets ratios for the quarter ended June 30, 2022 was 10.91%, a decrease of 0.87% from June 30, 2021, which was mainly due to the increase in total assets resulting from higher levels of investment securities and loans as our liquidity has increased through the growth in deposits, and the assets acquired through the Atlantic Capital transaction completed on March 1, 2022.
●	Dividend payout ratios were 31.03% and 32.26% for the three and six month periods ending June 30, 2022, respectively, and 33.65% and 27.12% for the three and six month periods ending June 30, 2021, respectively. The decrease in the dividend payout ratio for the three months period ending June 30, 2022 was due the 20.4% increase in net income while total dividends paid during the current quarter increased 11% compared to the same period in 2021. The dividend payout ratio for the six months period ending June 30, 2022 increased due to lower net income and higher dividend paid per share compared to the same period in 2021. The dividend paid per share was $0.98, or $0.49 per quarter, in the first six months of 2022 compared to $0.94, or $0.47 per quarter, in the comparable period in 2021.

Net Interest Income and Margin

Non-TE net interest income increased $61.1 million, or 24.2%, to $314.3 million in the second quarter of 2022 compared to $253.1 million in the same period in 2021. Interest earning assets averaged $40.7 billion during the three months period ended June 30, 2022 compared to $35.6 billion for the same period in 2021, an increase of $5.1 billion, or 14.2%, which was in part due to the acquisition of Atlantic Capital completed on March 1, 2022. Interest bearing liabilities averaged $25.8 billion during the three months period ended June 30, 2022 compared to $23.1 billion for the same period in 2021, an increase of $2.6 billion, or 11.4%, which was partly due to the interest-bearing liabilities assumed from Atlantic Capital on March 1, 2022. In March of 2020, the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in reaction to the COVID-19 pandemic. Rates remained at this low level until mid-March 2022, when the Federal Reserve approved its first federal funds target rate increase in more than three years to a range of 0.25% to 0.50%. In early May 2022, the Federal Reserve approved another 50 basis points rate increase, followed by a 75 basis points increase, resulting a range of 1.50% to 1.75% effective mid-June 2022. Therefore, the Company operated under an increasing rate environment for the entire second quarter of 2022. Some key highlights are outlined below:

●	Both the non-TE and TE net interest margin increased 25 by basis points in the second quarter of 2022 compared to the same quarter of 2021 due to the increase in the yield on interest earning assets of 20 basis points and by the lower cost of interest-bearing liabilities, which decreased 7 basis points compared to the same period in 2021. The increase in the net interest margin was due to the rising rate environment in the second quarter of 2022, as well as the increase in average balances of the higher yielding non-acquired loans as a percentage of the average balance of total interest-earning assets and the decline in the average balances of the lower yielding federal fund sold, reverse repos and other interest-bearing deposits as a percentage of the average balance of total interest-earning asset. The net interest margin also increased due the cost of interest-bearing liabilities declining even in the rising rate environment as the interest-bearing liabilities were slower to reprice. The cost on interest-bearing deposits declined 9 basis point to 0.09% during the second quarter of 2022 compared to the same period in 2021.
●	Non-TE yield on interest-earning assets for the second quarter of 2022 increased 20 basis points to 3.21% from the comparable period in 2021. The increase in yield on interest-earning assets was mainly due to an increase in yield on investment securities, acquired loans and federal funds sold and interest-earning deposits with banks with the Federal Reserve Bank starting to raise interest rates late in the first quarter of 2022. The yield also increased due to the increase in the average balance on the higher yielding non-acquired loans of $4.3 billion.
●	The average cost of interest-bearing liabilities for the second quarter of 2022 decreased 7 basis points from the same period in 2021. Our overall cost of funds, including noninterest-bearing deposits, was 0.12% for the three months ended June 30, 2022 compared to 0.17% for the three months ended June 30, 2021. These decreases were due to the reduction in the average balances of the higher costing time deposits and federal funds purchased along with the fact that the interest-bearing liabilities have been slower to reprice in the rising rate environment. The average cost of interest-bearing deposits has actually declined 8 basis points as the cost decrease occurred in all deposit categories. The overall cost of funds also declined due to a $2.8 billion increase in our noninterest-bearing deposits from the second quarter in 2021.

The tables below summarize the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2022 and 2021 and net interest margin on a tax equivalent basis:

	Three Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$4,597,551	$8,635	0.75%	$5,670,674	$1,350	0.10%
Investment securities (taxable) (1)	7,950,894	38,948	1.96%	4,825,832	17,347	1.44%
Investment securities (tax-exempt) (1)	929,525	6,076	2.62%	546,153	2,667	1.96%
Loans held for sale	76,567	791	4.14%	281,547	1,977	2.82%
Acquired loans, net	9,079,664	105,950	4.68%	10,564,735	115,937	4.40%
Non-acquired loans	18,053,194	165,259	3.67%	13,742,664	128,263	3.74%
Total interest-earning assets	40,687,395	325,659	3.21%	35,631,605	267,541	3.01%
Noninterest-Earning Assets:
Cash and due from banks	609,803			478,298
Other assets	4,851,518			4,128,583
Allowance for credit losses	(300,927)			(405,734)
Total noninterest-earning assets	5,160,394			4,201,147
Total Assets	$45,847,789			$39,832,752

Interest-Bearing Liabilities:
Transaction and money market accounts	$18,316,890	$3,836	0.08%	$15,453,940	$4,513	0.12%
Savings deposits	3,548,192	143	0.02%	2,995,871	453	0.06%
Certificates and other time deposits	2,776,478	1,797	0.26%	3,408,778	4,571	0.54%
Federal funds purchased	333,326	628	0.76%	520,585	112	0.09%
Securities sold with agreements to repurchase	403,008	153	0.15%	394,056	211	0.21%
Corporate and subordinated debentures	405,241	4,823	4.77%	368,622	4,548	4.95%
Other borrowings	—	—	—%	275	3	4.38%
Total interest-bearing liabilities	25,783,135	11,380	0.18%	23,142,127	14,411	0.25%
Noninterest-Bearing Liabilities:
Demand deposits	13,882,304			11,037,617
Other liabilities	1,073,025			913,767
Total noninterest-bearing liabilities ("Non-IBL")	14,955,329			11,951,384
Shareholders' equity	5,109,325			4,739,241
Total Non-IBL and shareholders' equity	20,064,654			16,690,625
Total Liabilities and Shareholders' Equity	$45,847,789			$39,832,752

Net Interest Income and Margin (Non-Tax Equivalent)		$314,279	3.10%		$253,130	2.85%
Net Interest Margin (Tax Equivalent)			3.12%			2.87%

Total Deposit Cost (without debt and other borrowings)			0.06%			0.12%
Overall Cost of Funds (including demand deposits)			0.12%			0.17%

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$5,134,864	$11,487	0.45%	$5,216,717	$2,339	0.09%
Investment securities (taxable) (1)	7,535,701	69,068	1.85%	4,518,471	32,755	1.46%
Investment securities (tax-exempt) (1)	854,871	9,951	2.35%	511,001	4,779	1.89%
Loans held for sale	93,460	1,661	3.58%	290,210	3,969	2.76%
Acquired loans, net	8,756,492	196,512	4.53%	11,163,517	250,699	4.53%
Non-acquired loans	17,237,788	307,444	3.60%	13,235,717	251,476	3.83%
Total interest-earning assets	39,613,176	596,123	3.03%	34,935,633	546,017	3.15%
Noninterest-Earning Assets:
Cash and due from banks	591,386			429,259
Other assets	4,505,271			4,109,765
Allowance for credit losses	(304,757)			(431,191)
Total noninterest-earning assets	4,791,900			4,107,833
Total Assets	$44,405,076			$39,043,466

Interest-Bearing Liabilities:
Transaction and money market accounts	$17,897,372	$6,053	0.07%	$15,068,237	$9,901	0.13%
Savings deposits	3,478,548	273	0.02%	2,888,712	887	0.06%
Certificates and other time deposits	2,812,454	4,078	0.29%	3,540,069	10,007	0.57%
Federal funds purchased	344,053	739	0.43%	478,001	203	0.09%
Securities sold with agreements to repurchase	420,536	311	0.15%	405,630	470	0.23%
Corporate and subordinated debentures	379,828	8,916	4.73%	379,274	9,418	5.01%
Other borrowings	—	—	—%	138	3	4.38%
Total interest-bearing liabilities	25,332,791	20,370	0.16%	22,760,061	30,889	0.27%
Noninterest-Bearing Liabilities:
Demand deposits	13,078,631			10,543,604
Other liabilities	969,933			1,026,462
Total noninterest-bearing liabilities ("Non-IBL")	14,048,564			11,570,066
Shareholders' equity	5,023,721			4,713,339
Total Non-IBL and shareholders' equity	19,072,285			16,283,405
Total Liabilities and Shareholders' Equity	$44,405,076			$39,043,466

Net Interest Income and Margin (Non-Tax Equivalent)		$575,753	2.93%		$515,128	2.97%
Net Interest Margin (Tax Equivalent)			2.95%			2.99%

Total deposit cost (without debt and other borrowings)			0.06%			0.13%
Overall Cost of Funds (including demand deposits)			0.11%			0.19%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

Interest earned on investment securities was higher in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The average balance of investment securities for the three and six months ended June 30, 2022 increased $3.5 billion and $3.4 billion, respectively, from the comparable periods in 2021. The yield on the investment securities increased 54 basis points and 39 basis points, respectively, during the three and six months ended June 30, 2022 compared to the same periods in 2021. Both the average balance and the yield on the investment securities increased as the Bank used a portion of the excess funds to strategically increase the size of its investment securities, along with the Bank’s strategy on replacing lower yielding securities with higher yielding securities as long-term interest rates started to increase in the first quarter of 2022, in addition to retaining a portion of the investment securities acquired from Atlantic Capital on March 1, 2022. The excess liquidity was from the continuous growth in deposits since 2021 and in the first six months of 2022.

Loans

Interest earned on loans held for investment increased $27.0 million, to $271.2 million and increased $1.8 million to $504.0 million, respectively, in the three and six months ended June 30, 2022 from the comparable periods in 2021. Interest earned on loans held for investment included loan accretion income recognized during the three and six months ended June 30, 2022 and 2021 of $12.8 million, $19.5 million, $6.3 million and $16.7 million, respectively, an increase of $6.5 million and an increase of $2.8 million, respectively. Some key highlights for the quarter ended June 30, 2022 are outlined below:

●	Our non-TE yield on total loans decreased 2 basis points in the second quarter of 2022 compared to the same period in 2021 due to a decline in the average balance of the acquired loan portfolio of $1.5 billion, which has a higher yield than the non-acquired loan portfolio. The average non-acquired loan portfolio increased by $4.3 billion in the second quarter of 2022 compared to the same period in 2021, while the yield on the non-acquired loan portfolio decreased 7 basis points.
o	The yield on the non-acquired loan portfolio decreased to 3.67% in the second quarter of 2022 compared to 3.74% in the same period in 2021.
◾	Interest income increased by $37.0 million, due to an increase in the average balance of $4.3 billion compared to the same period in 2021.
◾	The average balance of non-acquired loans increased by $4.3 billion primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	The yield on the acquired loan portfolio increased from 4.40% in the second quarter of 2021 to 4.68% in the same period in 2022.
◾	Interest income on acquired loans decreased by $10.0 million, primarily due to a decrease in the average balance. The effects from the decrease in average balance were partially offset by an increase in yield of 28 basis points mainly due to an increase in accretion income of $6.5 million to $12.8 million in the second quarter of 2022. This increase was mainly related to accretion income related to the Atlantic Capital transaction.
◾	For the acquired loans, the average balance decreased by $1.5 billion. The decrease in the average balance in the acquired loan portfolio was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	With the rise in interest rates beginning late in March 2022, we saw an increase in the yield on loans during the second quarter of 2022 compared to the previous quarter.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $2.6 billion, or 11.4%, in the second quarter of 2022 compared to the same period in 2021. Overall cost of funds, including demand deposits, decreased by 5 basis points to 0.12% in the second quarter of 2022, compared to the same period in 2021. Some key highlights for the quarter ended June 30, 2022 compared to the same period in 2021 include:

●	The cost of interest-bearing deposits was 0.09% for the second quarter of 2022 compared to 0.18% for the same period in 2021.
o	Interest expense on interest-bearing deposits decreased by $3.8 million in the second quarter of 2022 compared to the same period in 2021. Interest expense on all categories of interest-bearing liabilities declined with the largest decrease being $2.8 million on time deposits.
o	The average balance of interest-bearing deposits increased by $2.8 billion, primarily due to excess deposits maintained in customer deposit accounts and the interest-bearing deposits of $1.6 billion assumed from the Atlantic Capital acquisition on March 1, 2022. The average balance of higher costing time deposits, however, decreased $632.3 million in the second quarter of 2022 compared to the same period in 2021 resulting in the overall decrease in the cost of interest-bearing deposits. Overall, interest-bearing deposits have been slower to reprice in the rising rate environment. The average cost of interest-bearing deposits has actually declined 9 basis points as the cost decrease occurred in all deposit categories. Average core interest-bearing deposits, excluding time deposits, increased $3.4 billion during the second quarter of 2022 compared to the same period in 2021. These core deposits are normally lower cost funds.
●	The cost on the corporate and subordinated debt also declined by 18 basis points for the three months ended June 30, 2022.
o	The interest expense from corporate and subordinated debt increased $275,000 during the second quarter of 2022 compared to the same period in 2021.
o	The average balance of corporate and subordinated debt increased by $36.6 million due to the assumed subordinated debt of approximately $78.4 million from Atlantic Capital on the acquisition date of March 1, 2022 partially offset by the redemption of $63.5 million in corporate and subordinated debentures in June 2021. Of the $63.5 million in corporate and subordinated debt redeemed in June 2021, $36.0 million was subordinated debt that had a higher average cost which caused the overall cost to decline in the second quarter of 2022 compared to the same period in 2021. The Company also redeemed $13.0 million subordinated debentures in late June 2022.
●	These cost decreases were offset by a 67 basis points increase on the federal funds purchased due to the rising rate environment in the second quarter of 2022. Although the average balance decreased by $187.3 million, the increase of $516,000 in the interest expense was due to the increase in average cost.
●	There were no outstanding other borrowings in 2022. The $25.0 million borrowed on a line of credit in June 2021 was paid off in July of 2021.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $2.8 billion, or 25.8%, to $13.9 billion in the second quarter of 2022 compared to $11.0 billion during the same period in 2021. The increase in average noninterest-bearing deposits was primarily due to our focus on relationship banking and the overall liquidity in banking system. The Company also acquired noninterest-bearing deposit balances from Atlantic Capital during the first quarter of 2022, which affected the average balance for the second quarter of 2022. The noninterest-bearing deposit balances from Atlantic Capital on the acquisition date were approximately $1.4 billion in total.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended June 30, 2022 and 2021, noninterest income comprised 21.9%, and 23.8%, respectively, of total net interest income and noninterest income. For the six months ended June 30, 2022 and 2021, noninterest income comprised 23.2%, and 25.4%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$21,142	$14,806	$40,036	$30,900
Debit, prepaid, ATM and merchant card related income	12,516	9,130	22,524	18,318
Mortgage banking income	5,480	10,115	16,074	36,995
Trust and investment services income	9,831	9,733	19,549	18,311
Correspondent banking and capital market income	27,604	25,877	55,598	54,625
Securities gains, net	—	36	—	36
SBA income	4,343	2,933	7,524	5,408
Bank owned life insurance income	6,246	5,047	11,506	8,347
Other	1,130	1,343	1,571	2,365
Total noninterest income	$88,292	$79,020	$174,382	$175,305

Noninterest income increased by $9.3 million, or 11.7%, during the second quarter of 2022 compared to the same period in 2021. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts was higher by $6.3 million, or 42.8%, in the second quarter of 2022 compared to the same period in 2021, mainly due to the increase in customers and activity through the Atlantic Capital merger completed during the first quarter of 2022. The total increase includes service charge account maintenance fees of $3.4 million, in NSF and Automated Overdraft Privilege (“AOP”) charges of $2.4 million and in other retail fees including wire transfer fees of $610,000.
●	Debit, prepaid, ATM and merchant card related income was higher by $3.4 million, or 37.1%, in the second quarter of 2022 by the same quarter in 2021. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card and credit card sales incentive, ATM and merchant card income resulting from the increase in activity related to the merger with Atlantic Capital completed in the first quarter of 2022. Debit card income, credit card sales incentive, merchant card related, and foreign ATM fee income increased by $2.6 million, $488,000, $285,000, and by $262,000, respectively.
●	Correspondent banking and capital markets income for the second quarter of 2022 increased by $1.7 million from the second quarter of 2021. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Bank owned life insurance income increased $1.2 million, or 23.8%, in the second quarter of 2022 compared to the same quarter in 2021. This increase was due to the purchase of $86.0 million of new policies since March 2021 and the addition of $74.6 million in BOLI through the acquisition of Atlantic Capital in the first quarter of 2022.
●	SBA income, including impact from change to fair value accounting, increased by $1.4 million, or 48.1% from the second quarter of 2021. The SBA income includes loan servicing fees and gains on sale of SBA loans.
●	Mortgage banking income decreased by $4.6 million, or 45.8%, during the current quarter compared to the same period prior year, which was comprised of $4.8 million, or 51.8%, decrease from mortgage income in the secondary market, slightly offset by a $153,000, or 17.7%, increase from mortgage servicing related income, net of the hedge. During the current quarter, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market compared to the same quarter in 2021, which resulted in a decrease in mortgage income from the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter.
o	During the second quarter of 2022, mortgage income from the secondary market comprised of a $9.3 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $14.1 million decrease in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production. Mortgage commission expense was $3.1 million during the six months ended June 30, 2022 compared to $7.5 million during the comparable period in 2021.
o	The increase in mortgage servicing related income, net of the hedge, in the six months ended June 30, 2022 was due to a $533,000 increase from servicing fee income, offset by a $380,000 decrease in the change in fair value of the MSR including decay. The increase in servicing fee resulted from the increase in size of the servicing portfolio. The decrease in the change in fair value of the MSR was primarily due to an increase in losses on the MSR hedge of $5.4 million, offset by an increase in the change in fair value from interest rates of $5.0 million as interest rates have increased since the second quarter of 2021.

Noninterest income decreased by $923,000, or 0.5%, during the six months ended June 30, 2022 compared to the same period in 2021. This change in total noninterest income resulted from the following:

●	Mortgage banking income decreased by $20.9 million, or 56.6%, which was comprised of $23.4 million, or 65.2%, decrease from mortgage income in the secondary market, offset by a $2.4 million, or 208.0%, increase from mortgage servicing related income, net of the hedge. During the current year, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market compared to 2021, which resulted in a decrease in mortgage income from the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter.
o	During the first six months of 2022, mortgage income from the secondary market comprised of a $3.1 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $26.4 million decrease in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production. Mortgage commission expense was $8.9 million during the six months ended 2022 compared to $15.7 million during the comparable period in 2021.
o	The increase in mortgage servicing related income, net of the hedge, in the six months ended 2022 was due to a $1.3 million increase in the change in fair value of the MSR including decay and a $1.2 million increase from servicing fee income. The fair value from interest rates increased $9.7 million as interest rates have increased starting March 2022 and the decrease in the change in fair value of the MSR was due to an increase in losses on the MSR hedge including decay of $8.5 million. The increase in servicing fee resulted from the increase in size of the servicing portfolio.
●	Service charges on deposit accounts were higher in 2022 by $9.1 million, or 29.6%, compared to 2021, due primarily due to the increase in customers and activity through the Atlantic Capital merger completed during the first quarter of 2021. The increase includes service charge account maintenance fees of $4.3 million, in NSF and AOP charges of $3.6 million and in other retail fees including wire transfer fees of $1.2 million.
●	Debit, prepaid, ATM and merchant card related income was higher by $4.2 million, or 23.0%, in 2022 compared to 2021. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card, credit card sales incentive, ATM and merchant card income due to the increase in activity related to the merger with Atlantic Capital completed in the first quarter of 2022. The six months ended June

30, 2022 included activity from Atlantic Capital from March 1, 2022 through June 30, 2022. Debit card income, credit card sales incentive, and foreign ATM fee income increased by $3.0 million, $912,000, and by $680,000, respectively.
●	Bank owned life insurance income increased $3.2 million, or 37.8%, in 2022 compared to 2021. This increase was due the purchase of $86.0 million of new policies since March 2021 and the addition of $74.6 million in BOLI through the acquisition of Atlantic Capital in the first quarter of 2022.
●	Correspondent banking and capital markets income for 2022 increased by $973,000 compared to 2021. The six months ended June 30, 2021 included activity from Duncan-Williams from February 1, 2021 through June 30, 2021.
●	SBA income, including impact from change to fair value accounting, increased by $2.1 million, or 39.1% in 2022 compared to 2021. The SBA income includes loan servicing fees and gains on sale of SBA loans.
●	Trust and investment services income increased $1.2 million, or 6.8%, in 2022 compared to 2021. Also, the average assets under management for the first six months of 2022 have increased $162.0 million or 2.5% compared to the average for the same period in 2021.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Salaries and employee benefits	$137,037	$137,379	$274,710	$277,740
Occupancy expense	22,759	22,844	44,599	46,175
Information services expense	19,947	19,078	39,140	37,867
OREO expense and loan related (income) expense	(3)	240	(241)	1,242
Amortization of intangibles	8,847	8,968	17,341	18,132
Business development and staff related expense	4,916	4,305	9,192	7,676
Supplies and printing	676	971	1,278	2,070
Postage expense	1,724	1,529	3,311	3,100
Professional fees	4,331	2,301	8,080	5,575
FDIC assessment and other regulatory charges	5,332	4,931	10,144	8,772
Advertising and marketing	2,286	1,659	4,049	3,399
Merger and branch consolidation related expense	5,390	32,970	15,666	42,979
Extinguishment of debt cost	—	11,706	—	11,706
Other	17,927	14,502	32,500	25,661
Total noninterest expense	$231,169	$263,383	$459,769	$492,094

Noninterest expense decreased by $32.2 million, or 12.2%, in the second quarter of 2022 as compared to the same period in 2021. The quarterly decrease in total noninterest expense primarily resulted from the following:

●	A decrease in merger and branch consolidation related expense of $27.6 million compared to the second quarter of 2021. The expense in the second quarter of 2022 consists of branch consolidations and the merger related costs pertaining to the Atlantic Capital merger. The expense in the second quarter of 2021 mainly consisted of costs related to the merger with CenterState.
●	A decrease in extinguishment of debt cost of $11.7 million in the second quarter of 2022. The cost incurred in the second quarter of 2021 was from the write-off of the unamortized purchase accounting adjustment recorded on the trust preferred securities assumed in the CenterState merger. All of the trust preferred securities assumed in the CenterState merger were redeemed in June 2021.
●	An increase in other noninterest expense of $3.4 million, or 23.6%, compared to the second quarter of 2021. This increase was due to increases in fraud, digital banking and miscellaneous operational charge-off related expenses.
●	An increase in professional fees of $2.0 million, or 88.2%, compared to the second quarter of 2021. This increase was mainly due to a $1.3 million increase in advisory and committee fees.

Noninterest expense decreased by $32.3 million, or 6.6%, during the six months ended June 30, 2022 compared to the same period in 2021. The categories and explanations for the increases year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	A decrease in salaries and employee benefits of $3.0 million, or 1.1%, in the six months period ending 2022 compared to the same period in 2021. The decrease was primarily due to an increase in deferred loan costs, which are applied against salaries and employee benefits, caused by higher loan production volumes and an update in the Company’s standard loan costs. The reduction was offset by increases associated with the addition of Atlantic Capital employees in March 2022 as well as increases in retail and loan incentives. In addition, we recorded a total of $21.6 million in commission and $26.0 million in retail and loan incentives expenses during the current period, compared to $21.8 million and $20.4 million, respectively, during the comparable period in 2021.
●	A decrease in occupancy expense of $1.6 million, or 3.4%, in the first six months of 2022 compared to the same period in 2021. This decrease was mainly attributable to the Company realizing more cost savings and efficiencies from the CenterState merger completed in June 2020 and the Atlantic Capital merger completed in March 2022, partially offset by costs associated with Atlantic Capital.
●	A decrease in OREO and loan related expense of $1.5 million in the six months period ending 2022 compared to the same period in 2021. This decrease was mainly due to the Company experiencing gains on the sale of OREO and other acquired assets along with having several large recoveries from older losses compared to the same period in 2021.
●	An increase in professional fees of $2.5 million, or 44.9%, in the six months period ending 2022 compared to the same period in 2021. This increase was primarily due to increases in non-legal and advisory and committee related fees.
●	An increase in business development and staff related expense of $1.5 million, or 19.7%, in the first six months of 2022 compared to the same period in 2021. This increase was mainly due to the limited expense in the same period 2021 due to the COVID-19 pandemic as vaccines were just becoming widely available towards the end of the first quarter of 2021.
●	An increase in FDIC assessment and other regulatory charges of $1.4 million, or 15.6%, in the six months period ending 2022 compared to the same period in 2021. This increase was mainly due to an increase in the FDIC assessment of $765,000 and OCC examination fee of $580,000 as the Company continues to grow in size and complexity.
●	An increase in information services expense of $1.3 million, or 3.4%, as the additional cost associated with systems was added through our acquisition of Atlantic Capital.

Income Tax Expense

Our effective tax rate was 21.66% and 21.47% for the three and six months ended June 30, 2022 compared to 22.42% and 22.07% for the three and six months ended June 30, 2021.  The decrease in the effective tax rate for the quarter was driven by an increase in federal tax credits available, an increase in tax exempt income and the cash surrender value of BOLI policies held, as well as an increase in the excess tax benefit recorded on stock compensation. These balances were partially offset by an increase in pretax book income and non-deductible executive compensation.

The decrease in the year-to-date effective tax rate compared to the same period of 2021 was driven by the decrease in pre-tax book income that was recorded in the current year compared to the same period in 2021. This along with an increase in federal tax credits available and an increase in tax-exempt income through the first six months of 2022 compared to 2021 also led to a decrease in the year-to-date effective tax rate.

Analysis of Financial Condition

Summary

Our total assets increased approximately $4.2 billion, or 10.1%, from December 31, 2021 to June 30, 2022, to approximately $46.2 billion. Within total assets, loans increased $4.0 billion, or 17.0%, investment securities increased $1.5 billion, or 20.6%, while cash and cash equivalents decreased $2.1 billion, or 31.0% during the period. Within total liabilities, deposit growth was $3.8 billion, or 10.9%, and total borrowings increased $65.4 million, or 20.0%, while federal funds purchased and securities sold under agreements to repurchased decreased $111.2 million, or 14.2%. Total shareholder’s equity increased $237.5 million, or 4.9%. The increases in loans, investments, total assets, deposits, borrowings and shareholder’s equity were mainly attributable to the acquisition of Atlantic Capital on March 1, 2022. Our loan to deposit ratio was 72% and 68% at June 30, 2022 and December 31, 2021, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements and as collateral for derivative exposure.  At June 30, 2022, investment securities totaled $8.7 billion, compared to $7.2 billion at December 31, 2021, an increase of $1.5 billion, or 20.6%. The Atlantic Capital acquisition added $691.7 million of investment securities available for sale to our portfolio. We immediately sold $414.4 million, after principal paydowns, and retained $273.7 million in our portfolio. The Atlantic Capital securities retained were mostly state and municipal obligations. We continue to increase our investment securities strategically primarily with excess funds due to continued deposit growth. During the six months ended June 30, 2022, we purchased $2.3 billion of securities, $1.1 billion classified as held to maturity, $1.2 billion classified as available for sale and $20.4 million classified as other investment securities. These purchases were partially offset by maturities, paydowns, sales and calls of investment securities totaling $864.8 million. Net amortization of premiums was $14.9 million in the first six months of 2022. The decrease in fair value in the available for sale investment portfolio of $623.3 million in the first six months of 2022 compared to December 31, 2021 was mainly due to an increase in long term interest rates during the six months period ending June 30, 2022.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized			BB or
(Dollars in thousands)	Cost	Value	Net Loss	AAA - A	BBB	Lower	Not Rated
June 30, 2022
U.S. Treasuries	$320,391	$316,458	$(3,933)	$320,391	$—	$—	$—
U.S. Government agencies	418,176	381,346	(36,830)	418,176	—	—	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,766,331	3,354,401	(411,930)	96	—	—	3,766,235
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,226,946	1,120,159	(106,787)	—	—	—	1,226,946
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,577,104	1,382,676	(194,428)	17,144	—	—	1,559,960
State and municipal obligations	1,239,072	1,068,558	(170,514)	1,239,017	—	—	55
Small Business Administration loan-backed securities	544,961	505,488	(39,473)	544,961	—	—	—
Corporate securities	30,607	29,608	(999)	—	—	—	30,607
	$9,123,588	$8,158,694	$(964,894)	$2,539,785	$—	$—	$6,583,803

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

At June 30, 2022, we had 1,260 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $969.3 million. At December 31, 2021, we had 296 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $106.0 million. The total number of investment securities with an unrealized loss position increased by 964 securities, while the total dollar amount of the unrealized loss increased by $863.3 million. The increase in both the number of investment securities in a loss position and the total unrealized loss from December 31, 2021 is due to an increase in long term interest rates during the first six months of 2022.

All investment securities in an unrealized loss position as of June 30, 2022 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Account Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2022, we determined that there was no impairment on our other investment securities. As of June 30, 2022, other investment securities represented approximately $179.8 million, or 0.39% of total assets, and primarily consists of FHLB and FRB stock which totals $165.4 million, or 0.36% of total assets. There were no gains or losses on the sales of these securities for three and six months ended June 30, 2022 and 2021, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and its subsidiary Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Condensed Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $88.1 million and $77.7 million, respectively, at June 30, 2022 and December 31, 2021.

Loans Held for Sale

The balance of mortgage loans held for sale decreased $117.8 million from December 31, 2021 to $73.9 million at June 30, 2022. Total mortgage production remained strong at $1.4 billion during the second quarter of 2022, however, a significantly higher percentage of mortgage production was booked to portfolio instead of being sold into the secondary market, 73% for the second quarter of 2022 compared to 53% in the previous quarter and 46% during the fourth quarter of 2021. The secondary pipeline decreased to $126 million at June 30, 2022 compared to $254 million at December 31, 2021. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	June 30,	% of	December 31,	% of
(Dollars in thousands)	2022	Total	2021	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$278,933	1.0%	$180,449	0.8%
Commercial non-owner occupied	2,293,042	8.2%	2,048,952	8.6%
Commercial owner occupied real estate	1,494,018	5.3%	1,325,412	5.5%
Consumer owner occupied	656,599	2.4%	733,662	3.1%
Home equity loans	360,814	1.3%	405,241	1.7%
Commercial and industrial	1,361,534	4.9%	770,133	3.2%
Other income producing property	220,219	0.8%	286,566	1.2%
Consumer non real estate	242,848	0.9%	139,470	0.6%
Other	227	—%	184	—%
Total acquired - non-purchased credit deteriorated loans	6,908,234	24.8%	5,890,069	24.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	53,200	0.2%	59,683	0.2%
Commercial non-owner occupied	688,778	2.5%	859,687	3.5%
Commercial owner occupied real estate	505,509	1.8%	542,602	2.3%
Consumer owner occupied	210,022	0.8%	243,645	1.0%
Home equity loans	44,144	0.2%	53,037	0.2%
Commercial and industrial	94,699	0.3%	85,380	0.4%
Other income producing property	64,598	0.1%	88,093	0.4%
Consumer non real estate	46,642	0.1%	55,195	0.2%
Total acquired - purchased credit deteriorated loans (PCD)	1,707,592	6.0%	1,987,322	8.2%
Total acquired loans	8,615,826	30.8%	7,877,391	32.9%
Non-acquired loans:
Construction and land development	2,194,929	7.9%	1,789,084	7.5%
Commercial non-owner occupied	4,742,151	17.0%	3,827,060	16.0%
Commercial owner occupied real estate	3,422,198	12.2%	3,102,102	13.0%
Consumer owner occupied	3,425,418	12.3%	2,661,057	11.1%
Home equity loans	808,534	2.9%	710,316	3.0%
Commercial and industrial	3,351,295	12.0%	2,905,620	12.1%
Other income producing property	384,842	1.4%	322,145	1.3%
Consumer non real estate	959,006	3.4%	709,992	3.0%
Other	31,067	0.1%	23,399	0.1%
Total non-acquired loans	19,319,440	69.2%	16,050,775	67.1%
Total loans (net of unearned income)	$27,935,266	100.0%	$23,928,166	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $4.0 billion, or 33.8% annualized, to $27.9 billion at June 30, 2022. This increase included a $197.5 million decline in total PPP loans from December 31, 2021. Excluding the effects from PPP loans, total loans increased $4.2 billion, or 35.8% annualized in the first six months of 2022. Our non-acquired loan portfolio increased by $3.3 billion, or 41.1% annualized, driven by growth in all categories. Commercial non-owner occupied loans, consumer owner occupied loans, commercial and industrial loans and construction and land development loans led the way with $915.1 million, $764.4 million, $445.7 million and $405.8 million in year-to-date loan growth, respectively, or 48.2%, 57.9%, 30.9% and 45.7% annualized growth, respectively. The non-acquired loan growth was offset by a $188.6 million decline in non-acquired PPP loans from December 31, 2021. The acquired loan portfolio increased by $738.4 billion, or 18.9% annualized, due to the addition of $2.4 billion due to the merger with Atlantic Capital, net of offsets from paydowns and payoffs in both the PCD and Non-PCD loan categories, along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that increased were commercial and industrial loans and commercial owner occupied loans with $600.7 million and $131.5 million in year-to-date loan growth. Acquired loans as a percentage of total loans decreased to 30.8% and non-acquired loans as a percentage of the overall portfolio increased to 69.2% at June 30, 2022. This compares to acquired loans as a percentage of total loans of 32.9% and non-acquired loans as a percentage of total loans of 67.1% at December 31, 2021.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is used for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (e.g., default rates and prepayment speeds). The Company has identified the following portfolio segments: Owner-Occupied Commercial Real Estate, Non Owner-Occupied Commercial Real Estate, Multifamily, Municipal, Commercial and Industrial, Commercial Construction and Land Development, Residential Construction, Residential Senior Mortgage, Residential Junior Mortgage, Revolving Mortgage, and Consumer and Other.

In determining the proper level of the ACL, Management has determined that the loss experience of the Bank provides the best basis for its assessment of expected credit losses. The Company therefore used its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions (i.e., failed banks). For most of the segment models for collectively evaluated loans, the Company incorporated two or more macroeconomic drivers using a statistical regression modeling methodology

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data (such as COVID-19 epidemiological data and federal stimulus), as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the bank’s operating environment and geographic area. Additional forecast scenarios may be weighted along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require Management to adjust the selection of scenarios and weightings, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses a four-quarter forecast and a four-quarter reversion period.

The COVID-19 pandemic, Russian invasion of Ukraine, global supply chain, energy and commodity issues, and persistent elevated levels of inflation have increased volatility and uncertainties within the economy and economic forecasts. It is widely acknowledged that the chances of recession have increased over the quarter. Accordingly, Management continues to use a blended forecast scenario of the baseline and more severe scenario, depending on the circumstances and economic outlook. As of June 30, 2022, Management selected a baseline weighting of 40%, down from 50% in the first quarter of 2022, and increased the more severe scenario to 60%. Neither scenario approximates Management’s view of the economy. While employment figures show resilience, the baseline minimizes the growing risk of economic headwinds, including the duration and depth of inflation and the lengthening of the Russian invasion of Ukraine, and the impact of rising interest rates. The resulting provision was approximately $19.3 million during the second quarter of 2022, including the provision for unfunded commitments. If the economic forecast weighting had not been adjusted from the first quarter of 2022, this would have resulted in a release of approximately $4 million, which Management deemed inappropriate given the underlying economic conditions as compared with assumptions in the baseline scenario.

Included in its systematic methodology to determine its ACL, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: (1) lending policy; (2) economic conditions not captured in models; (3) volume and mix of loan portfolio; (4) past due trends; (5) concentration risk; (6) external factors; and (7) model limitations. During the quarter, we made a qualitative adjustment of $42.2 million, or 15 basis points, for economic conditions based on an analysis that forecasts of commercial real estate indices and the unemployment rate may not fully reflect the risks of recession. In addition, we included a $2.1 million qualitative adjustment for model limitations pertaining to the PCD loan portfolio acquired through the Atlantic Capital merger.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company’s threshold for individually evaluated loans includes all non-accrual loans with a net book balance in excess of $1.0 million. Management will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a troubled debt restructuring (“TDR”) with a borrower. In the event of a reasonably expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL. The Company has not chosen to early adopt the retirement of TDR guidance, which is scheduled for the year-end 2022.

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

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans. As a result of the merger with Atlantic Capital, the Company identified approximately $137.9 million of loans as PCD and recorded an allowance for credit losses of $13.8 million on acquisition date.

Atlantic Capital was acquired and merged with and into the Bank on March 1, 2022, requiring that a closing date ACL be prepared for Atlantic Capital on a standalone basis and that the acquired portfolio be included in the Bank’s first quarter ACL. Atlantic Capital’s loans represented approximately 8% of the total Bank’s portfolio at March 31, 2022. Given the relative size and complexity of the acquired portfolio, similarities of the loan characteristics, and similar loss history to the existing portfolio, reserve calculations were performed using the Bank's existing CECL model, loan segmentation, and forecast weighting as the first quarter end reserve. The acquisition date ACL totaled $27.5 million, consisting of a non-PCD pooled reserve of $13.7 million, PCD pooled reserve of $5.7 million, and PCD individually evaluated reserve of $8.1 million. It represented about 8% of the combined Bank’s ACL reserve at March 31, 2022. The acquisition date reserve for unfunded commitments totaled $3.4 million, or 11% of the combined Bank’s total at March 31, 2022.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2022, the accrued interest receivable for loans recorded in Other Assets was $82.1 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of June 30, 2022, the liability recorded for expected credit losses on unfunded commitments was $32.5 million. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Income.

As of June 30, 2022, the balance of the ACL was $319.7 million or 1.14% of total loans. The ACL increased $19.7 million from the balance of $300.4 million recorded at March 31, 2022. This increase during the second quarter of 2022 included a $17.1 million of provision for credit losses, a $4.5 million measurement period adjustment for PCD loans acquired in the Atlantic Capital merger, in addition to $2.3 million in net charge-offs. During the first six months of 2022, the Company released $4.9 million of its allowance for credit losses along with net charge-offs of $4.7 million. For both the three and six months ended June 30, 2022, the Company recorded a provision for credit losses based on loan growth and increased weighting of the severe scenario in our modeling to reflect growing economic risks.

At June 30, 2022, the Company had a reserve on unfunded commitments of $32.5 million, which was recorded as a liability on the Balance Sheet, compared to $30.4 million at March 31, 2022 and $30.5 million at December 31, 2021. During the three and six months ended June 30, 2022, the Company recorded a provision for credit losses on unfunded commitments of $2.1 million and $2.0 million, respectively. The year-to-date provision of $2.0 million includes the initial provision for credit losses for unfunded commitments acquired from Atlantic Capital, which the Company recorded during the first quarter of 2022. The provision for credit losses is based on loan growth and increased weighting of the severe scenario in our modeling to reflect growing economic risks. This amount was recorded in Provision (Recovery) for Credit Losses on the Condensed Consolidated Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first six months of 2022.

At June 30, 2022, the allowance for credit losses was $319.7 million, or 1.14%, of period-end loans. The ACL provides 3.55 times coverage of nonperforming loans at June 30, 2022. Net charge-offs to total average loans during the three and six months ended June 30, 2022 were .03% and .04%, respectively. The increase in the ACL coverage ratio over nonperforming loans compared to the prior quarter was driven primarily by a decrease in accruing loans past due 90 days or more. The decrease in accruing loans past due 90 days or more at June 30, 2022 compared to the prior quarter was due to loan payoffs and reduction in factoring receivables that are deemed to be low risk in nature. We continued to show solid and stable asset quality numbers and ratios as of June 30, 2022.

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

The following table provides the allocation, by segment, for expected credit losses for the six months ended June 30, 2022:

	June 30,2022
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$55,707	17.1%
Residential Mortgage Junior	533	0.1%
Revolving Mortgage	16,918	4.6%
Residential Construction	7,565	2.7%
Other Construction and Development	27,730	6.2%
Consumer	24,752	4.4%
Multifamily	2,458	2.2%
Municipal	703	2.5%
Owner Occupied Commercial Real Estate	64,688	19.4%
Non-Owner Occupied Commercial Real Estate	85,169	25.4%
Commercial and Industrial	33,485	15.4%
Total	$319,708	100.0%

*     Loan balance in each category expressed as a percentage of total loans, excluding PPP loans.

The following tables present a summary of net charge off ratios by loan segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,2022			June 30,2021
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$300	$4,479,609	0.01%	$274	$4,135,142	0.01%
Residential Mortgage Junior	110	14,091	0.78%	50	23,290	0.21%
Revolving Mortgage	192	1,265,219	0.02%	249	1,310,291	0.02%
Residential Construction	2	712,162	—%	—	536,067	—%
Other Construction and Development	410	1,670,919	0.02%	152	1,379,025	0.01%
Consumer	(1,464)	1,173,468	(0.12)%	(955)	880,422	(0.11)%
Multifamily	—	570,479	—%	3	363,309	—%
Municipal	—	671,057	—%	—	630,626	—%
Owner Occupied Commercial Real Estate	16	5,391,531	—%	(1,890)	4,838,531	(0.04)%
Non-Owner Occupied Commercial Real Estate	(56)	6,980,378	—%	70	5,867,690	—%
Commercial and Industrial	(1,849)	4,203,945	(0.04)%	(67)	4,343,006	—%
Total	$(2,339)	$27,132,858		$(2,114)	$24,307,399

	Six Months Ended
	June 30,2022			June 30,2021
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$636	$4,349,847	0.01%	$582	$4,173,755	0.01%
Residential Mortgage Junior	146	14,131	1.03%	83	25,979	0.32%
Revolving Mortgage	231	1,254,439	0.02%	497	1,329,861	0.04%
Residential Construction	5	686,144	—%	1	549,086	—%
Other Construction and Development	640	1,568,921	0.04%	343	1,353,972	0.03%
Consumer	(3,593)	1,078,208	(0.33)%	(2,594)	880,413	(0.29)%
Multifamily	—	526,836	—%	3	371,304	—%
Municipal	—	660,457	—%	—	619,910	—%
Owner Occupied Commercial Real Estate	(41)	5,230,546	—%	(1,584)	4,824,785	(0.03)%
Non-Owner Occupied Commercial Real Estate	13	6,724,210	—%	197	5,842,644	—%
Commercial and Industrial	(2,699)	3,900,541	(0.07)%	379	4,427,525	0.01%
Total	$(4,662)	$25,994,280		$(2,093)	$24,399,234

The following tables present summary of ACL for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$227,829	$72,567	$300,396	$284,257	$122,203	$406,460
ACL - PCD loans for ACBI merger	—	4,540	4,540	—	—	—
Loans charged-off	(3,852)	(2,311)	(6,163)	(5,076)	(586)	(5,662)
Recoveries of loans previously charged off	2,354	1,470	3,824	1,901	1,647	3,548
Net (charge-offs) recoveries	(1,498)	(841)	(2,339)	(3,175)	1,061	(2,114)
(Recovery) provision for credit losses	31,097	(13,986)	17,111	(35,714)	(18,231)	(53,945)
Balance at end of period	$257,428	$62,280	$319,708	$245,368	$105,033	$350,401

Total loans, net of unearned income:
At period end	$27,935,266			$24,033,078
Average	27,132,858			24,307,399
Net charge-offs as a percentage of average loans (annualized)	0.03%			0.03%
Allowance for credit losses as a percentage of period end loans	1.14%			1.46%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	355.11%			408.98%

	Six Months Ended June 30,
	2022			2021
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$225,227	$76,580	$301,807	$315,470	$141,839	$457,309
ACL - PCD loans for ACBI merger	—	13,758	13,758	—	—	—
Loans charged-off	(7,976)	(3,677)	(11,653)	(7,593)	(1,443)	(9,036)
Recoveries of loans previously charged off	4,643	2,348	6,991	3,881	3,062	6,943
Net (charge-offs) recoveries	(3,333)	(1,329)	(4,662)	(3,712)	1,619	(2,093)
Initial provision for credit losses - ACBI	13,697		13,697
(Recovery) provision for credit losses	21,837	(26,729)	(4,892)	(66,390)	(38,425)	(104,815)
Balance at end of period	$257,428	$62,280	$319,708	$245,368	$105,033	$350,401

Total loans, net of unearned income:
At period end	$27,935,266			$24,033,078
Average	25,994,280			24,399,234
Net charge-offs as a percentage of average loans (annualized)	0.04%			0.02%
Allowance for credit losses as a percentage of period end loans	1.14%			1.46%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	355.11%			408.98%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2022	2021	2021	2021	2021
Non-acquired:
Nonaccrual loans	$20,383	$19,174	$18,201	$22,087	$14,221
Accruing loans past due 90 days or more	1,371	22,818	4,612	1,729	559
Restructured loans - nonaccrual	333	408	499	1,713	1,844
Total non-acquired nonperforming loans	22,087	42,400	23,312	25,529	16,624
Other real estate owned (“OREO”) (1) (6)	—	252	252	92	444
Other nonperforming assets (2)	93	212	338	273	251
Total non-acquired nonperforming assets	22,180	42,864	23,902	25,894	17,319
Acquired:
Nonaccrual loans (3)	63,526	59,267	56,718	64,583	69,053
Accruing loans past due 90 days or more	4,418	12,768	251	89	—
Total acquired nonperforming loans	67,944	72,035	56,969	64,672	69,053
Acquired OREO and other nonperforming assets:
Acquired OREO (1) (7)	1,431	3,038	2,484	3,595	4,595
Other acquired nonperforming assets (2)	146	80	391	209	182
Total acquired nonperforming assets	69,521	75,153	59,844	68,476	73,830
Total nonperforming assets	$91,701	$118,017	$83,746	$94,370	$91,149

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.11%	0.25%	0.15%	0.17%	0.12%
Total nonperforming assets as a percentage of total assets (5)	0.05%	0.09%	0.06%	0.06%	0.04%
Nonperforming loans as a percentage of period end loans (4)	0.11%	0.25%	0.15%	0.17%	0.12%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.33%	0.44%	0.35%	0.40%	0.38%
Total nonperforming assets as a percentage of total assets	0.20%	0.26%	0.20%	0.23%	0.23%
Nonperforming loans as a percentage of period end loans (4)	0.32%	0.43%	0.34%	0.38%	0.36%
(1)	Consists of real estate acquired as a result of foreclosure.

(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $3.1 million, $893,000, $1.0 million, $1.0 million and $443,000 as of June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $2.6 million, $5.5 million, $8.6 million, $14.1 million and $19.8 million as of June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $91.7 million, or 0.33% of total loans and repossessed assets, at June 30, 2022, an increase of $8.0 million, or 9.5%, from December 31, 2021. Total nonperforming loans were $90.0 million, or 0.32%, of total loans, at June 30, 2022, an increase of $9.7 million, or 12.1%, from December 31, 2021. Non-acquired nonperforming loans decreased by $1.2 million from December 31, 2021. The decrease in non-acquired nonperforming loans was driven primarily by a decrease in accruing loans past due 90 days or more of $3.2 million, a decrease in restructured nonaccrual loans of $166,000, offset by an increase in commercial nonaccrual loans of $2.2 million. The accruing loans past due 90 days or more at June 30, 2022 partially consisted of a group of factoring receivables totaling $769,000 that were deemed to be low risk in nature. Although past due, these factoring receivables are performing as they are expected and are historically brought current during the following quarter. As of March 31, 2022, the balance of the factoring receivables 90 days past due was $22.6 million and has declined $21.8 million from that date. Acquired nonperforming loans increase $11.0 million from December 31, 2021. The increase in the acquired nonperforming loan balances was due to an increase in accruing loans past due 90 days or more of $4.2 million, an increase in commercial nonaccruing loans of $7.7 million, offset by a decrease in consumer nonaccruing loans of $900,000. The majority of the increase in commercial nonaccruing loans are SBA guaranteed loans acquired in the Atlantic Capital merger in the first quarter of 2022. The majority of the increase in accruing loans past due 90 days or more was due to the addition of $3.2 million loans from the Atlantic Capital merger as well.

At June 30, 2022, OREO totaled $1.4 million, which was all acquired OREO. There was no nonacquired OREO balance for the period end June 30, 2022. Total OREO decreased $1.3 million from December 31, 2021. During the second quarter of 2022, we sold one nonacquired property with an aggregate value of $252,000. On the property sold, we recorded a net gain of $37,000. At June 30, 2022, acquired OREO consisted of nine properties with an average value of $159,000, compared to eleven properties with an average value of $226,000 at December 31, 2021. In the second quarter of 2022, no new properties were transferred to acquired OREO, while selling five properties with an aggregate value of $1.6 million. On the properties sold, we recorded a net gain of $183,000.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $9.2 million, or 0.05%, of total non-acquired loans outstanding, at June 30, 2022, compared to $6.9 million, or 0.04%, of total non-acquired loans outstanding, at December 31, 2021. Potential problem loans related to acquired loans totaled $17.7 million, or 0.20%, of total acquired loans outstanding, at June 30, 2022, compared to $19.3 million, or 0.24% of total acquired loans outstanding, at December 31, 2021. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused Management to have concern about the borrower’s ability to comply with present repayment terms.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Total interest-bearing deposits increased $1.0 billion or 8.4% annualized to $24.5 billion at June 30, 2022 from $23.6 billion at December 31, 2021. This increase was driven by interest-bearing deposits assumed from Atlantic Capital of $1.3 billion (balance of deposits at June 30, 2022). During the six months ended June 30, 2022, core deposits increased $1.2 billion excluding the balance of core deposits assumed in the Atlantic Capital transaction during the first quarter of 2022. These funds exclude certificates of deposits and other time deposits and are normally lower cost funds. Federal funds purchased related to the Correspondent Bank division and repurchase agreements were $670.0 million at June 30, 2022, down $111.2 million from December 31, 2021. Corporate and subordinated debentures increased by $65.4 million to $392.5 million. Some key highlights are outlined below:

●	The increase in interest-bearing deposits from December 31, 2021 was driven by an increase in interest-bearing transactional accounts including money markets of $822.2 million, and savings of $266.3 million, partially offset by a decline in time deposits of $105.7 million. Excluding deposits held by legacy Atlantic Capital as of June 30, 2022, interest-bearing deposits declined $336.8 million. Interest-bearing transactional accounts, including money market accounts, decreased $172.8 million, savings increased $265.4 million, and time deposits decreased $429.4 million. Average interest-bearing deposits for the three months ended June 30, 2022 increased $2.8 billion to $24.6 billion compared to the same period in 2021.
●	Corporate and subordinated debentures increased $65.4 million from the period end balance at December 31, 2021. The increase was due to the assumption of $78.4 million in subordinated debt resulting from the Atlantic Capital transaction completed during the first quarter of 2022 which was partially offset by the redemption of $13.0 million of subordinated debt on June 30, 2022.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At June 30, 2022, the period end balance of noninterest-bearing deposits was $14.3 billion, exceeding the December 31, 2021 balance by $2.8 billion. The increase was mainly due to the noninterest-bearing deposits assumed from the merger with Atlantic Capital in March 2022. The acquisition date noninterest-bearing deposits balances assumed from Atlantic Capital totaled $1.4 billion and the balance of Atlantic Capital deposits at June 30, 2022 was $1.8 billion. Average noninterest-bearing deposits were $13.9 billion for the second quarter of 2022 compared to $11.0 billion for the second quarter of 2021. This increase was related to both organic growth and deposits assumed through the Atlantic Capital transaction.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2022, shareholders’ equity was $5.0 billion, an increase of $237.5 million, or 4.9%, from December 31, 2021.

The following table shows the changes in shareholders’ equity during 2022:

Total shareholders' equity at December 31, 2021	$4,802,940
Net income	219,504
Dividends paid on common shares ($0.98 per share)	(70,805)
Dividends paid on restricted stock units	(126)
Net decrease in market value of securities available for sale, net of deferred taxes	(469,738)
Stock options exercised	737
Stock issued pursuant to restricted stock units	1
Employee stock purchases	704
Equity based compensation	17,799
Common stock repurchased pursuant to stock repurchase plan	(110,204)
Common stock repurchased - equity plans	(8,179)
Stock issued pursuant to the acquisition of Atlantic Capital	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	(1,980)
Total shareholders' equity at June 30, 2022	$5,040,425

In January 2021, the Board of Directors of the Company approved the authorization of a 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). During 2021 and through June 30, 2022, we repurchased 3,129,979 shares, at an average price of $81.97 per share (excluding cost of commissions) for a total of $256.6 million. Of this amount, we repurchased 1,312,038 shares, at an average price of $83.99 per share (excluding cost of commissions) for a total of $110.2 million during 2022.

On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 stock repurchase program (the “2022 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2022 Repurchase Program authorizes the Company to repurchase up to 3.75 million shares, or up to approximately 5 percent, of the Company’s outstanding shares of common stock as of March 31, 2022. Our Board of Directors approved the program after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The aggregate number of shares of common stocks authorized to be repurchased totals 4.12 million shares, which includes approximately 370,000 shares remaining from the Company’s 2021 Stock Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	June 30,	December 31,
	Minimums	2022	2021
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.05%	11.75%
Tier 1 risk-based capital	6.00%	11.05%	11.75%
Total risk-based capital	10.00%	12.96%	13.56%
Tier 1 leverage	N/A	8.00%	8.05%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.00%	12.62%
Tier 1 risk-based capital	8.00%	12.00%	12.62%
Total risk-based capital	10.00%	12.68%	13.22%
Tier 1 leverage	5.00%	8.67%	8.65%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios decreased compared to December 31, 2021. These ratios decreased due to the additional risk-weighted assets acquired through the acquisition of Atlantic Capital in the first quarter of 2022, which on average, had a higher risk weighting, the reduction in cash and cash equivalents during the quarter, which are lower risk weighted assets, and due to the organic growth in loans during 2022, which have a higher risk weighting. The effects on our ratios from the increase in risk-weighted assets were partially offset by an increase in Tier 1 and total risk-based capital. The increase in capital was due to net income recognized in 2022, the addition to the net equity of $658.8 million issued for the Atlantic Capital acquisition and the $75.0 million in subordinated debt, also assumed from Atlantic Capital, that qualifies as total risk-based capital. These increases in capital were partially offset by the $118.4 million of stock repurchases completed during the quarter, including shares withheld for taxes pertaining to the vesting of equity awards, along with the dividend paid to shareholders of $70.8 million and the redemption of $13 million of subordinated debentures on June 30, 2022. The Tier 1 leverage ratios for both the Company and Bank remained approximately flat compared to December 31, 2021, as the effects from the increase in average assets during 2022 were offset by the increases in Tier 1 capital. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Asset liquidity is maintained by the maturity structure of loans, investment securities and other short-term investments. Management has policies and procedures governing the length of time to maturity on loans and investments. Normally, changes in the earning asset mix are of a longer-term nature and are not used for day-to-day corporate liquidity needs.

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

Our non-acquired loan portfolio increased by approximately $3.3 billion, or approximately 41.1% annualized, compared to the balance at December 31, 2021. The increase from December 31, 2021 was mainly related to organic growth and renewals on acquired loans. The acquired loan portfolio increased by $738.4 million from the balance at December 31, 2021 through the addition of $2.4 billion in loans acquired in the Atlantic Capital transaction on March 1, 2022. This increase was partially offset through principal paydowns, charge-offs, foreclosures, and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) increased $1.5 billion compared to the balance at December 31, 2021. The increase in investment securities from December 31, 2021 was a result of purchases of $2.3 billion, along with $703.7 million in investment securities acquired in the Atlantic Capital transaction. This increase was partially offset by maturities, calls, sales and paydowns of investment securities totaling $864.8 million, as well as decreases in the market value of the available for sale investment securities portfolio of $623.3 million. Net amortization of premiums was $14.9 million in the first six months of 2022. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth. Total cash and cash equivalents were $4.7 billion at June 30, 2022 as compared to $6.8 billion at December 31, 2021 as funds were used to fund loan growth and purchase securities during the six months ended June 30, 2022.

At June 30, 2022 and December 31, 2021, we had $149.9 million and $325.0 million of traditional, out–of-market brokered deposits. At June 30, 2022 and December 31, 2021, we had $804.1 million and $900.1 million, respectively, of reciprocal brokered deposits. Total deposits were $38.9 billion at June 30, 2022, an increase of $3.8 billion from $35.1 billion at December 31, 2021. This increase was mainly due to the $3.0 billion in deposits assumed in the Atlantic Capital transaction on March 1, 2022. Our deposit growth since December 31, 2021 included an increase in demand deposit accounts of $2.8 billion, as well as an increase in savings and money market accounts of $1.2 billion, partially offset by a decline in interest-bearing transaction accounts of $65.7 million and time deposits of $105.7 million. Total borrowings at June 30, 2022 were $392.5 million and consisted of trust preferred securities and subordinated debentures, which includes $78.5 million of subordinated debt assumed from Atlantic Capital on March 1, 2022. Total short-term borrowings at June 30, 2022 were $670.0 million, consisting of $284.6 million in federal funds purchased and $385.4 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third-party. Although our experience indicates that many of these standby letters of credit will expire unused, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity.  At June 30, 2022, our Bank had total federal funds credit lines of $300.0 million with no balance outstanding. If we needed additional liquidity, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the use of the brokered deposit markets.  At June 30, 2022, our Bank had $924.4 million of credit available at the Federal Reserve Bank’s Discount Window and had no balance outstanding. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2022, our Bank had a total FHLB credit facility of $3.2 billion with total outstanding FHLB letters of credit consuming $1.6 million leaving $3.2 billion in availability on the FHLB credit facility. The holding company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at June 30, 2022. We believe that our liquidity position continues to be adequate and readily available.

Our contingency funding plan describes several potential stages based on stressed liquidity levels. Liquidity key risk indicators are reported to the Board of Directors on a quarterly basis. We maintain various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, we would use these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged. This could increase our cost of funds, impacting our net interest margin and net interest spread.

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

Our interest rate risk principally consists of reprice, option, basis, and yield curve risk. Reprice risk results from differences in the maturity or repricing characteristics of asset and liability portfolios. Option risk arises from embedded options in the investment and loan portfolios such as investment securities calls and loan prepayment options. Option risk also exists since deposit customers may withdraw funds at their discretion in response to general market conditions, competitive alternatives to existing accounts or other factors. The exercise of such options may result in higher costs or lower revenue. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in narrowing spreads on interest-earning assets and interest-bearing liabilities. Basis risk also exists in administered rate liabilities, such as interest-bearing checking accounts, savings accounts, and money market accounts where the price sensitivity of such products may vary relative to general markets rates. Yield curve risk refers to adverse consequences of nonparallel shifts in the yield curves of various market indices that impact our assets and liabilities.

We use simulation analysis as a primary method to assess earnings at risk and equity at risk due to assumed changes in interest rates. Management uses the results of its various simulation analyses in combination with other data and observations to formulate strategies designed to maintain interest rate risk within risk tolerances.

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as the terms of contractual agreements, investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. Equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. Key simulation assumptions are subject to sensitivity analysis to assess the impact of assumption changes on earnings at risk and equity at risk. Model assumptions are reviewed by our Assumptions Committee.

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

Our interest rate risk key indicators are applied to a static balance sheet using forward rates from the Moody’s Baseline Scenario. The Company will also use other rate forecasts, including, but not limited to, Moody’s Consensus Scenario. This Base Case Scenario assumes the maturity composition of asset and liability rollover volumes is modeled to approximately replicate current consolidated balance sheet characteristics throughout the simulation. These treatments are consistent with the Company’s goal of assessing current interest rate risk embedded in its current balance sheet. The Base Case Scenario assumes that maturing or repricing assets and liabilities are replaced at prices referencing forward rates derived from the selected rate forecast consistent with current balance sheet pricing characteristics. Key rate drivers are used to price assets and liabilities with sensitivity assumptions used to price non-maturity deposits. The sensitivity assumptions for the pricing of non-maturity deposits are subjected to sensitivity analysis no less frequently than on an annual basis.

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

Relative to prior modeling and disclosures, Management revised its deposit beta assumptions higher due to the rapid increase in interest rates and expected further increases. Previous beta assumptions reflected sensitivities across full interest rate cycles. The beta assumptions as of June 30, 2022 were revised to recognize that interest rates have risen while the Company’s cost of deposits have increased slightly. During the second quarter of 2022, the federal funds target rate increased 125 basis points while the Company’s total deposit cost increased 1 basis point. The federal funds rate increased an additional 75 basis points during July 2022. The revised beta assumptions reflect the acceleration of deposit cost increases associated with the expected increase in short term rates after June 30, 2022. These beta assumptions, when combined with the minimal increase in deposit costs since the federal funds rate began to rise in March 2022, reflect Management’s estimates across the entire current rising rate cycle.

The following interest rate risk metrics are derived from analysis using the Moody’s Consensus Scenario published in July 2022 as the Base Case. The consensus forecast projects an inverted yield curve. As of June 30, 2022, the earnings simulations indicated that the impact of an instantaneous 100 basis point increase / decrease in rates would result in an estimated 4.7% increase (up 100) and 7.6% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At June 30, 2022, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 0.3% increase and 4.7% decrease, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 0.1% decrease and 9.1% decrease, respectively. The interest rate shock analysis results for EVE sensitivities are unusual due to the high levels of on-balance sheet liquidity and low deposit costs as of June 30, 2022.

The analysis below reflects a Base Case and shocked scenarios that assume a static balance sheet projection where volume is added to maintain balances consistent with current levels, except for PPP loans that are not assumed to be replaced. Base Case assumes new and repricing volumes reference forward rates derived from the Moody’s Consensus rate forecast. Instantaneous, parallel, and sustained interest rate shocks are applied to the Base Case scenario over a one-year time horizon. Moody’s Consensus forecast projects an inverted yield curve to occur within 2022.

Percentage Change in Net Interest Income over One Year
Up 100 basis points	4.7%
Up 200 basis points	9.0%
Down 100 basis points	(7.6%)
Down 200 basis points	(19.5%)

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

We intend to use the provisions of the Adjustable Interest Rate (LIBOR) Act passed by Congress and signed in to law by the President in March 2022 for certain contracts referencing LIBOR. The Act provides for the use of SOFR as the replacement index with a spread adjustment when the remaining LIBOR indices are discontinued. The Act applies when there is no contract provision addressing the loss of LIBOR and may be used otherwise as well, provided the contract does not provide for a specific replacement index. This aligns with the plan of action currently under implementation by the Company.

The Company continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. The Company is in the process of developing and implementing processes to educate client-facing associates and coordinate communications with customers regarding the transition.

As of June 30, 2022, the Company had the following exposures to LIBOR:

●	Approximately $5.9 billion of total outstanding loans referencing LIBOR. Of this amount, $5.4 billion have maturities occurring after the LIBOR discontinuation date of June 30, 2023.
●	Approximately $18.2 billion in interest rate swaps that are indexed to LIBOR with a gross positive fair value of $591.2 million and a gross negative fair value of $591.2 million. However, the interest rate swaps associated with this program do not meet the strict hedge accounting requirements. Therefore, the transition to LIBOR will have no hedge accounting impact as changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Moreover, the exposure of both sides of these swaps is presented in these figures. These exposures are intended to offset each other.
●	Trust preferred securities that reference LIBOR and had a total principal balance of $118.6 million. These securities have maturities ranging from October 7, 2033 through March 14, 2037.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2022, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $955.8 million at June 30, 2022. Based on this criteria, we had six such credit concentrations at June 30, 2022, including loans to lessors of nonresidential buildings (except mini-warehouses) of $5.5 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.5 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $4.6 billion and loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $1.8 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At June 30, 2022 and December 31, 2021, the Bank’s CDL concentration ratio was 60.9% and 55.2%, respectively, and its CRE concentration ratio was 248.5% and 238.5%, respectively. As of June 30, 2022, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

Reconciliation of GAAP to Non-GAAP

The return on average tangible equity is a non-GAAP financial measure that excludes the effect of the average balance of intangible assets and adds back the after-tax amortization of intangibles to GAAP basis net income. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and capital and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Return on average equity (GAAP)	9.36%	8.38%	8.81%	10.52%
Effect to adjust for intangible assets	7.23%	5.74%	6.47%	7.07%
Return on average tangible equity (non-GAAP)	16.59%	14.12%	15.28%	17.59%

Average shareholders’ equity (GAAP)	$5,109,325	$4,739,241	$5,023,721	$4,713,339
Average intangible assets	(2,060,537)	(1,730,572)	(1,946,527)	(1,732,039)
Adjusted average shareholders’ equity (non-GAAP)	$3,048,788	$3,008,669	$3,077,194	$2,981,300

Net income (GAAP)	$119,175	$98,960	$219,504	$245,909
Amortization of intangibles	8,847	8,968	17,341	18,132
Tax effect	(1,916)	(2,011)	(3,723)	(4,002)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$126,106	$105,917	$233,122	$260,039

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, Management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the acquisition of Atlantic Capital. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from inflation, interest rate increases, government or regulatory responses to the COVID-19 pandemic, federal spending or spending cuts and/or one or more federal budget-related impasses or actions;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our acquisition of Atlantic Capital;
●	Risks related to the acquisition of Atlantic Capital, including:
o	potential difficulty in maintaining relationships with clients, employees or business partners as a result of the acquisition of Atlantic Capital;
o	the amount of the costs, fees, expenses and charges related to the acquisition; and
o	problems arising from the integration of the two companies, including the risk that the integration will be materially delayed or will be more costly or difficult than expected;

●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	Potential deterioration in real estate values;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion;
●	Current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, civil unrest, terrorism or other geopolitical events, and related risks that result in loss of consumer confidence and economic disruptions;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Greater than expected noninterest expenses;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Risks associated with actual or potential information requests, investigations or legal proceedings by customers, regulatory agencies or others;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration;
●	Risks associated with our reliance on models and future updates we make to our models, including the assumptions used by these models;
●	Environmental, Social and Governance (“ESG”) risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings; and
●	Other risks and uncertainties disclosed in our most recent Annual Report on Form 10-K filed with the SEC, including the factors discussed in Item 1A, Risk Factors, or disclosed in documents filed or furnished by us with or to the SEC after the filing of such Annual Reports on Form 10-K, including risks and uncertainties disclosed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q, any of which could cause

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2022 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2021.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of June 30, 2022, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of June 30, 2022, were effective to provide reasonable assurance regarding our control objectives.

In conducting the evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2022, we excluded the operations of Atlantic Capital as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, we excluded those disclosure controls and procedures of Atlantic Capital that are subsumed by internal control over financial reporting. The merger was completed on March 1, 2022. As of and for the quarter ended June 30, 2022, Atlantic Capital’s assets represented approximately 8 percent of our consolidated assets. See Note 4 — Mergers and Acquisitions for further discussion of the merger and its impact on our consolidated financial statements.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the first quarter of 2022, Atlantic Capital merged into SouthState Corporation. We are working to integrate Atlantic Capital into our overall internal control over financial reporting processes. Except for changes made in connection with this integration of Atlantic Capital, there has been no change in our internal control over financial reporting during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2022 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

In January 2021, the Board of Directors of the Company approved the authorization of a 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). During 2021 and through June 30, 2022, we repurchased 3,129,979 shares, at an average price of $81.97 per share (excluding cost of commissions) for a total of $256.6 million. Of this amount, we repurchased 1,312,038 shares, at an average price of $83.99 per share (excluding cost of commissions) for a total of $110.2 million during 2022. Of the 3,500,000 shares authorized under the 2021 Stock Repurchase Plan, 370,021 shares of common stock remain to be repurchased under the program.

On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Repurchase Program, which was previously approved by the Board of Directors of the Company in April 2022, contingent upon receipt of such supervisory nonobjection. The aggregate number of shares of common stock the Company is authorized to repurchase totals 4,120,021 million shares, which includes 370,021 shares remaining from the Company’s 2021 Stock Repurchase Plan. Of the 4,120,021 shares authorized under the 2022 Repurchase Program, we may repurchase up to 4,120,021 shares of common stock.

The following table reflects share repurchase activity during the second quarter of 2022:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

April 1 ‑ April 30	301,880	*	$79.16	300,000	370,021
May 1 - May 31	—		—	—	370,021
June 1 - June 30	70,688	*	80.21	—	4,120,021
Total	372,568			300,000	4,120,021
*

For the months ended April 30, 2022 and June 30, 2022, totals include 1,880 shares and 70,688 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2021 Stock Repurchase Plan or 2022 Stock Repurchase Program to repurchase shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws of SouthState Corporation dated May 26, 2022	8-K	001-12669	3.1	5/31/2022

10.1	Amendment to Third Amended and Restated Employment and Noncompetition Agreement between SouthState Bank and Robert R. Hill, Jr., dated as of May 26, 2022					X

31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer					X

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).					X

*     Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: August 5, 2022	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2022	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer