Form 10-Q
period 2022-09-30
SouthState Corp
filed 2022-11-04
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 3, 2022
Common Stock, $2.50 par value	75,695,550

SouthState Corporation and Subsidiaries

September 30, 2022 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$394,794	$476,653
Federal funds sold and interest-earning deposits with banks	2,342,389	6,018,915
Deposits in other financial institutions (restricted cash)	72,512	347,579
Total cash and cash equivalents	2,809,695	6,843,147
Trading securities, at fair value	51,940	77,689
Investment securities:
Securities held to maturity (fair value of $2,299,162 and $1,778,064)	2,738,178	1,819,901
Securities available for sale, at fair value	5,369,610	5,193,478
Other investments	179,755	160,568
Total investment securities	8,287,543	7,173,947
Loans held for sale	34,477	191,723
Loans:
Acquired - non-purchased credit deteriorated loans	6,365,175	5,890,069
Acquired - purchased credit deteriorated loans	1,544,562	1,987,322
Non-acquired loans	20,926,566	16,050,775
Less allowance for credit losses	(324,398)	(301,807)
Loans, net	28,511,905	23,626,359
Other real estate owned	2,160	2,736
Bank property held for sale	25,043	9,578
Premises and equipment, net	531,160	558,499
Bank owned life insurance ("BOLI")	960,052	783,049
Deferred tax assets	198,647	64,964
Derivatives assets	1,083,803	414,742
Mortgage servicing rights	90,459	65,620
Core deposit and other intangibles	125,390	128,067
Goodwill	1,922,525	1,581,085
Other assets	543,810	438,827
Total assets	$45,178,609	$41,960,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,660,244	$11,498,840
Interest-bearing	24,005,777	23,555,989
Total deposits	37,666,021	35,054,829
Federal funds purchased	213,773	381,195
Securities sold under agreements to repurchase	344,029	400,044
Corporate and subordinated debentures	392,368	327,066
Reserve for unfunded commitments	52,991	30,510
Derivative liabilities	1,082,948	410,137
Other liabilities	505,293	553,311
Total liabilities	40,257,423	37,157,092
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 75,676,445 and 69,332,297 shares issued and outstanding, respectively	189,191	173,331
Surplus	4,207,040	3,653,098
Retained earnings	1,241,413	997,657
Accumulated other comprehensive loss	(716,458)	(21,146)
Total shareholders’ equity	4,921,186	4,802,940
Total liabilities and shareholders’ equity	$45,178,609	$41,960,032

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$312,856	$246,065	$818,473	$752,209
Investment securities:
Taxable	39,300	20,410	108,368	53,165
Tax-exempt	5,986	2,775	15,937	7,554
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	16,668	2,199	28,155	4,538
Total interest income	374,810	271,449	970,933	817,466
Interest expense:
Deposits	10,137	7,267	20,541	28,061
Federal funds purchased and securities sold under agreements to repurchase	1,506	259	2,556	933
Corporate and subordinated debentures	4,958	3,896	13,874	13,314
Other borrowings	—	41	—	44
Total interest expense	16,601	11,463	36,971	42,352
Net interest income	358,209	259,986	933,962	775,114
Provision (recovery) for credit losses	23,876	(38,903)	34,713	(156,116)
Net interest income after provision (recovery) for credit losses	334,333	298,889	899,249	931,230
Noninterest income:
Fees on deposit accounts	31,188	26,130	93,748	75,348
Mortgage banking income	2,262	15,560	18,336	52,555
Trust and investment services income	9,603	9,150	29,152	27,461
Correspondent banking and capital market income	20,552	25,164	76,150	79,789
SBA income	6,401	4,009	13,924	9,417
Securities gains, net	30	64	30	100
Other income	7,142	6,933	20,220	17,645
Total noninterest income	77,178	87,010	251,560	262,315
Noninterest expense:
Salaries and employee benefits	139,554	136,969	414,264	414,709
Occupancy expense	22,490	23,135	67,089	69,310
Information services expense	20,714	18,061	59,854	55,928
OREO and loan related expense	532	1,527	291	2,769
Amortization of intangibles	7,837	8,543	25,178	26,675
Supplies, printing and postage expense	2,621	2,310	7,210	7,480
Professional fees	3,495	2,415	11,575	7,990
FDIC assessment and other regulatory charges	6,300	4,245	16,444	13,017
Advertising and marketing	2,170	2,185	6,219	5,584
Extinguishment of debt cost	—	—	—	11,706
Merger and branch consolidation related expense	13,679	17,618	29,345	60,598
Other expense	21,041	15,282	62,733	48,618
Total noninterest expense	240,433	232,290	700,202	724,384
Earnings:
Income before provision for income taxes	171,078	153,609	450,607	469,161
Provision for income taxes	38,035	30,821	98,060	100,464
Net income	$133,043	$122,788	$352,547	$368,697
Earnings per common share:
Basic	$1.76	$1.75	$4.75	$5.22
Diluted	$1.75	$1.74	$4.71	$5.19
Weighted average common shares outstanding:
Basic	75,606	70,066	74,185	70,643
Diluted	76,182	70,576	74,791	71,108

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$133,043	$122,788	$352,547	$368,697
Other comprehensive (loss) income:
Unrealized holding losses on available for sale securities:
Unrealized holding losses arising during period	(299,139)	(32,284)	(922,437)	(63,019)
Tax effect	73,588	7,677	227,148	14,986
Reclassification adjustment for gains included in net income	(30)	(64)	(30)	(100)
Tax effect	7	15	7	24
Net of tax amount	(225,574)	(24,656)	(695,312)	(48,109)
Other comprehensive loss, net of tax	(225,574)	(24,656)	(695,312)	(48,109)
Comprehensive (loss) income	$(92,531)	$98,132	$(342,765)	$320,588

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended September 30, 2022 and 2021

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, June 30, 2021	70,382,728	$175,957	$3,720,946	$836,584	$24,136	$4,757,623
Comprehensive income:
Net income	—	—	—	122,788	—	122,788
Other comprehensive loss, net of tax effects	—	—	—	—	(24,656)	(24,656)
Total comprehensive income						98,132
Cash dividends declared on common stock at $0.49 per share	—	—	—	(34,305)	—	(34,305)
Cash dividends equivalents paid on restricted stock units	—	—	—	(23)	—	(23)
Employee stock purchases	8,823	22	645	—	—	667
Stock options exercised	8,923	22	451	—	—	473
Stock issued pursuant to restricted stock units	3,108	8	(8)	—	—	—
Common stock repurchased - buyback plan	(485,491)	(1,214)	(34,805)	—	—	(36,019)
Common stock repurchased	(54)	—	(3)	—	—	(3)
Share-based compensation expense	—	—	6,396	—	—	6,396
Balance, September 30, 2021	69,918,037	$174,795	$3,693,622	$925,044	$(520)	$4,792,941

Balance, June 30, 2022	75,641,322	$189,103	$4,195,976	$1,146,230	$(490,884)	$5,040,425
Comprehensive income:
Net income	—	—	—	133,043	—	133,043
Other comprehensive loss, net of tax effects	—	—	—	—	(225,574)	(225,574)
Total comprehensive loss						(92,531)
Cash dividends declared on common stock at $0.50 per share	—	—	—	(37,834)	—	(37,834)
Cash dividend equivalents paid on restricted stock units	—	—	—	(26)	—	(26)
Employee stock purchases	10,084	25	714	—	—	739
Stock options exercised	18,980	47	732	—	—	779
Restricted stock awards	(1,550)	(3)	3	—	—	—
Stock issued pursuant to restricted stock units	18,560	46	(46)	—	—	—
Common stock repurchased - buyback plan	—	—	—	—	—	—
Common stock repurchased	(10,951)	(27)	(851)	—	—	(878)
Share-based compensation expense	—	—	10,512	—	—	10,512
Balance, September 30, 2022	75,676,445	$189,191	$4,207,040	$1,241,413	$(716,458)	$4,921,186

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2022 and 2021

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive income:
Net income	—	—	—	368,697	—	368,697
Other comprehensive loss, net of tax effects	—	—	—	—	(48,109)	(48,109)
Total comprehensive income						320,588
Cash dividends declared on common stock at $1.43 per share	—	—	—	(100,990)	—	(100,990)
Cash dividends equivalents paid on restricted stock units	—	—	—	(114)	—	(114)
Employee stock purchases	15,920	40	1,111	—	—	1,151
Stock options exercised	51,620	129	2,251	—	—	2,380
Stock issued pursuant to restricted stock units	74,878	187	(187)	—	—	—
Common stock repurchased - buyback plan	(1,185,491)	(2,964)	(93,216)	—	—	(96,180)
Common stock repurchased	(12,367)	(31)	(938)	—	—	(969)
Share-based compensation expense	—	—	19,195	—	—	19,195
Balance, September 30, 2021	69,918,037	$174,795	$3,693,622	$925,044	$(520)	$4,792,941

Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive loss:
Net income	—	—	—	352,547	—	352,547
Other comprehensive loss, net of tax effects	—	—	—	—	(695,312)	(695,312)
Total comprehensive loss						(342,765)
Cash dividends declared on common stock at $1.48 per share	—	—	—	(108,639)	—	(108,639)
Cash dividend equivalents paid on restricted stock units	—	—	—	(152)	—	(152)
Employee stock purchases	19,162	48	1,395	—	—	1,443
Stock options exercised	37,236	92	1,424	—	—	1,516
Restricted stock awards (forfeitures)	(2,816)	(6)	6	—	—	—
Stock issued pursuant to restricted stock units	383,369	958	(957)	—	—	1
Common stock repurchased - buyback plan	(1,312,038)	(3,280)	(106,924)	—	—	(110,204)
Common stock repurchased	(111,568)	(279)	(8,778)	—	—	(9,057)
Share-based compensation expense	—	—	28,311	—	—	28,311
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	—	—	(1,980)	—	—	(1,980)
Balance, September 30, 2022	75,676,445	$189,191	$4,207,040	$1,241,413	$(716,458)	$4,921,186

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$352,547	$368,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,765	47,104
(Recovery) provision for credit losses	34,713	(156,116)
Deferred income taxes	123,905	106,696
Gains on sale of securities, net	(30)	(100)
Share-based compensation expense	28,311	19,195
Accretion of discount related to acquired loans	(29,061)	(21,951)
Extinguishment of debt cost - fair value marks	—	11,706
Losses on disposal of premises and equipment	3,483	749
Gains on sale of bank properties held for sale and repossessed real estate	(787)	(1,767)
Net amortization of premiums on investment securities	21,528	28,994
Bank properties held for sale and repossessed real estate write downs	226	1,741
Fair value adjustment for loans held for sale	7,604	5,586
Originations and purchases of loans held for sale	(1,273,659)	(2,319,690)
Proceeds from sales of loans held for sale	1,421,238	2,425,783
Losses (gains) on sales of loans held for sale	2,062	(64,025)
Increase in cash surrender value of BOLI	(17,188)	(13,289)
Net change in:
Accrued interest receivable	(22,788)	13,629
Prepaid assets	(1,180)	(2,113)
Operating leases	245	1,943
Bank owned life insurance	(423)	(202)
Trading securities	25,749	(18,759)
Derivative assets	(665,105)	324,814
Miscellaneous other assets	(6,642)	(305,354)
Accrued interest payable	2,745	(575)
Accrued income taxes	(54,219)	(117,138)
Derivative liabilities	668,812	(319,824)
Miscellaneous other liabilities	(86,653)	412,277
Net cash provided by operating activities	584,198	428,011
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	482,028	150,602
Proceeds from maturities and calls of investment securities held to maturity	176,401	67,117
Proceeds from maturities and calls of investment securities available for sale	460,910	616,178
Proceeds from sales and redemptions of other investment securities	13,216	1,533
Purchases of investment securities available for sale	(1,366,327)	(2,155,507)
Purchases of investment securities held to maturity	(1,099,691)	(757,228)
Purchases of other investment securities	(20,387)	(1,683)
Net (increase) decrease in loans	(2,516,308)	881,736
Net cash received from (paid in) acquisitions	250,115	(39,929)
Recoveries of loans previously charged off	15,381	10,744
Purchase of bank owned life insurance	(85,966)	(206,000)
Purchases of premises and equipment	(13,781)	(25,405)
Proceeds from redemption and payout of bank owned life insurance policies	1,188	307
Proceeds from sale of bank properties held for sale and repossessed real estate	8,564	33,003
Proceeds from sale of premises and equipment	3,772	3,909
Net cash used in investing activities	(3,690,885)	(1,420,623)
Cash flows from financing activities:
Net (decrease) increase in deposits	(415,236)	2,872,210
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(273,437)	80,070
Proceeds from borrowings	—	25,000
Repayment of borrowings	(13,000)	(100,878)
Common stock issuance	1,444	1,151
Common stock repurchases	(119,261)	(97,149)
Dividends paid	(108,791)	(101,104)
Stock options exercised	1,516	2,380
Net cash (used in) provided by financing activities	(926,765)	2,681,680
Net increase (decrease) in cash and cash equivalents	(4,033,452)	1,689,068
Cash and cash equivalents at beginning of period	6,843,147	4,609,255
Cash and cash equivalents at end of period	$2,809,695	$6,298,323
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$34,227	$42,925
Income taxes	$31,611	$115,034
Recognition of operating lease assets in exchange for lease liabilities	$12,616	$5,494
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$3,501,273	$34,838
Other intangible assets acquired	20,791	—
Liabilities assumed	3,205,694	2,343
Net identifiable assets acquired over liabilities assumed	341,440	15,816
Common stock issued in acquisition	659,772	—
Real estate acquired in full or in partial settlement of loans	$1,151	$2,516

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, Management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. As of September 30, 2022 and December 31, 2021, the Company had $2.7 billion and $1.8 billion, respectively, of held to maturity securities and no related valuation account.

Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2022 and December 31, 2021, the accrued interest receivables for all investment securities recorded in Other Assets were $28.4 million and $19.2 million, respectively.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2022 and December 31, 2021, the accrued interest receivables for loans recorded in Other Assets were $93.7 million and $70.6 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of September 30, 2022 and December 31, 2021, the liabilities recorded for expected credit losses on unfunded commitments were $53.0 million and $30.5 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Income.

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

During the three and nine months ended September 30, 2022, the Company incurred approximately $7.1 million and $15.0 million, respectively, of acquisition costs related to this transaction. During the three and nine months ended September 30, 2021, the Company incurred approximately $925,000 of acquisition costs related to this transaction. These acquisition costs are reported in merger and branch consolidation related expenses on the Company’s Condensed Consolidated Statements of Income.

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

Comparative and Pro Forma Financial Information for the Atlantic Capital Acquisition

Pro-forma data for the three- and nine-month periods ending September 30, 2021 and nine-month period ending September 30, 2022 listed in the table below presents pro-forma information as if the Atlantic Capital acquisition occurred at the beginning of 2021. These results combine the historical results of Atlantic Capital in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2021.

Merger-related costs of $15.0 million from the Atlantic Capital acquisition were incurred during 2022 and were excluded from pro forma information below. Merger-related costs of $925,000 incurred during three and nine months ended September 30, 2021 were also excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by Atlantic Capital in either 2022 or 2021. The core system conversion for the Atlantic Capital merger was completed during third quarter of 2022. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2022	September 30, 2021
Total revenues (net interest income plus noninterest income)	$380,736	$1,200,879	$1,139,741
Net interest income	$289,117	$945,790	$865,671
Net adjusted income available to the common shareholder	$140,076	$380,588	$401,853
EPS - basic	$1.81	$5.02	$5.15
EPS - diluted	$1.80	$4.98	$5.12

The disclosures regarding the results of operations for Atlantic Capital subsequent to the acquisition date are omitted as this information is not practical to obtain. The majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Atlantic Capital’s results of operation on a stand-alone basis.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2022:
U.S. Government agencies	$197,261	$—	$(30,091)	$167,170
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,632,761	—	(267,505)	1,365,256
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	483,436	691	(64,602)	419,525
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	366,227	—	(66,366)	299,861
Small Business Administration loan-backed securities	58,493	—	(11,143)	47,350
	$2,738,178	$691	$(439,707)	$2,299,162
December 31, 2021:
U.S. Government agencies	$112,913	$—	$(2,627)	$110,286
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,120,104	14	(24,278)	1,095,840
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	174,178	—	(4,937)	169,241
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	350,116	304	(8,021)	342,399
Small Business Administration loan-backed securities	62,590	—	(2,292)	60,298
	$1,819,901	$318	$(42,155)	$1,778,064

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2022:
U.S. Treasuries	$271,783	$—	$(7,358)	$264,425
U.S. Government agencies	245,943	—	(27,320)	218,623
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,048,537	—	(318,470)	1,730,067
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	729,712	6	(101,906)	627,812
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,224,869	2,551	(199,644)	1,027,776
State and municipal obligations	1,256,045	23	(252,750)	1,003,318
Small Business Administration loan-backed securities	507,412	546	(43,722)	464,236
Corporate securities	35,595	10	(2,252)	33,353
	$6,319,896	$3,136	$(953,422)	$5,369,610
December 31, 2021:
U.S. Government agencies	$98,882	$—	$(1,765)	$97,117
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,851,700	5,324	(25,985)	1,831,039
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	730,949	5,957	(10,911)	725,995
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,220,233	5,438	(18,430)	1,207,241
State and municipal obligations	798,211	16,697	(2,219)	812,689
Small Business Administration loan-backed securities	502,812	2,330	(4,479)	500,663
Corporate securities	18,509	234	(9)	18,734
	$5,221,296	$35,980	$(63,798)	$5,193,478

During the three and nine months ended September 30, 2022, there were gains of $103,000 and losses of $73,000, a net gain of $30,000, realized from the sale of available for sale securities. During the three months ended March 31, 2022, the Company sold securities totaling $414.4 million that were legacy Atlantic Capital securities. These securities were marked to fair value at merger and therefore resulted in no gain or loss on sale. During the three months ended September 30, 2021, there were gains of $680,000 and losses of $616,000 and for the nine months ended September 30, 2021, there were gains of $748,000 and losses of $648,000, a net gain of $64,000 and $100,000, respectively, from the sale of available for sale securities.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
September 30, 2022:
Federal Home Loan Bank stock	$15,095
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,836
$179,755
December 31, 2021:
Federal Home Loan Bank stock	$16,283
Federal Reserve Bank stock	129,716
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	11,006
$160,568

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2022, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at September 30, 2022, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$107,230	$105,253
Due after one year through five years	101,152	92,747	487,512	466,754
Due after five years through ten years	359,629	321,679	1,149,845	999,829
Due after ten years	2,277,397	1,884,736	4,575,309	3,797,774
	$2,738,178	$2,299,162	$6,319,896	$5,369,610

Information pertaining to our securities with gross unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2022:
Securities Held to Maturity
U.S. Government agencies	$10,903	$98,443	$19,188	$68,727
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	90,161	627,193	177,344	738,063
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	34,942	265,792	29,660	104,370
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	21,199	113,354	45,167	186,507
Small Business Administration loan-backed securities	—	—	11,143	47,350
	$157,205	$1,104,782	$282,502	$1,145,017
Securities Available for Sale
U.S. Treasuries	$7,358	$264,425	$—	$—
U.S. Government agencies	12,248	159,395	15,072	59,228
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	122,435	874,957	196,035	854,926
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	35,684	368,713	66,222	257,017
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	66,849	463,425	132,795	528,853
State and municipal obligations	223,328	917,487	29,422	75,275
Small Business Administration loan-backed securities	18,118	167,715	25,604	178,604
Corporate securities	2,252	28,343	—	—
	$488,272	$3,244,460	$465,150	$1,953,903
December 31, 2021:
Securities Held to Maturity
U.S. Government agencies	$1,745	$86,168	$882	$24,118
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	18,768	868,327	5,510	184,819
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	4,937	169,240	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4,902	154,963	3,119	75,450
Small Business Administration loan-backed securities	1,281	37,408	1,011	22,890
	$31,633	$1,316,106	$10,522	$307,277
Securities Available for Sale
U.S. Government agencies	$529	$73,353	$1,236	$23,763
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,381	1,274,934	8,604	221,435
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	10,911	432,300	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,120	846,581	5,310	98,106
State and municipal obligations	1,867	123,987	352	8,579
Small Business Administration loan-backed securities	2,720	179,168	1,759	110,309
Corporate securities	9	4,991	—	—
	$46,537	$2,935,314	$17,261	$462,192

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and

Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of September 30, 2022 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

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

At September 30, 2022 and December 31, 2021, trading securities, at estimated fair value, were as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
U.S. Government agencies	$12,017	$5,154
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	11,556	6,853
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	5,921	12,315
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	3,116	29,667
State and municipal obligations	18,060	20,798
Other debt securities	1,270	2,902
	$51,940	$77,689

Net gains (losses) on trading securities for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net gains (losses) on sales transaction	$76	$489	$(1,544)	$944
Net mark to mark gains (losses)	465	(693)	(1,969)	(882)
Net gains (losses) on trading securities	$541	$(204)	$(3,513)	$62

Note 6 — Loans

The following is a summary of total loans:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Loans:
Construction and land development (1)	$2,550,552	$2,029,216
Commercial non-owner occupied	7,964,470	6,735,699
Commercial owner occupied real estate	5,426,216	4,970,116
Consumer owner occupied (2)	4,729,790	3,638,364
Home equity loans	1,247,330	1,168,594
Commercial and industrial	4,977,737	3,761,133
Other income producing property	676,846	696,804
Consumer	1,259,846	904,657
Other loans	3,516	23,583
Total loans	28,836,303	23,928,166
Less allowance for credit losses	(324,398)	(301,807)
Loans, net	$28,511,905	$23,626,359
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.

In accordance with the adoption of ASU 2016-13, the above table reflects the loan portfolio at the amortized cost basis for the periods September 30, 2022 and December 31, 2021, to include net deferred costs of $45.9 million compared to net deferred fees of $15.9 million, respectively, and unamortized discount total related to loans acquired of $79.5 million and $68.0 million, respectively.

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

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of September 30, 2022 and December 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$584,646	$688,921	$177,223	$77,949	$15,244	$35,460	$71,362	$1,650,805
Special mention	561	2,258	26	87	7,263	556	—	10,751
Substandard	349	652	13	2,345	—	4,345	—	7,704
Doubtful	—	—	—	—	—	6	—	6
Total Construction and land development	$585,556	$691,831	$177,262	$80,381	$22,507	$40,367	$71,362	$1,669,266

Commercial non-owner occupied
Risk rating:
Pass	$1,768,208	$1,912,649	$771,153	$1,002,194	$553,378	$1,567,763	$128,190	$7,703,535
Special mention	14,054	6,914	42,841	6,277	28,528	27,283	—	125,897
Substandard	8,890	24,968	620	40,807	7,966	49,054	2,653	134,958
Doubtful	—	1	—	79	—	—	—	80
Total Commercial non-owner occupied	$1,791,152	$1,944,532	$814,614	$1,049,357	$589,872	$1,644,100	$130,843	$7,964,470

Commercial Owner Occupied
Risk rating:
Pass	$838,791	$1,167,238	$743,632	$737,627	$476,813	$1,134,341	$72,065	$5,170,507
Special mention	11,866	25,820	6,032	11,305	8,907	60,034	2,281	126,245
Substandard	6,545	21,691	17,877	19,406	6,456	56,461	1,003	129,439
Doubtful	—	—	1	—	—	24	—	25
Total commercial owner occupied	$857,202	$1,214,749	$767,542	$768,338	$492,176	$1,250,860	$75,349	$5,426,216

Commercial and industrial
Risk rating:
Pass	$1,224,618	$941,383	$577,778	$304,904	$231,177	$373,938	$1,186,170	$4,839,968
Special mention	5,790	4,034	1,013	2,949	4,893	5,266	22,222	46,167
Substandard	6,154	28,588	2,127	5,746	6,965	7,460	34,288	91,328
Doubtful	—	—	—	—	155	69	50	274
Total commercial and industrial	$1,236,562	$974,005	$580,918	$313,599	$243,190	$386,733	$1,242,730	$4,977,737

Other income producing property
Risk rating:
Pass	$111,929	$96,377	$62,628	$48,310	$52,095	$121,664	$47,962	$540,965
Special mention	968	1,331	1,295	317	193	4,463	173	8,740
Substandard	648	472	1,325	301	223	12,911	1,342	17,222
Doubtful	—	—	—	—	—	5	131	136
Total other income producing property	$113,545	$98,180	$65,248	$48,928	$52,511	$139,043	$49,608	$567,063

Consumer owner occupied
Risk rating:
Pass	$5,281	$3,507	$1,983	$778	$72	$354	$15,331	$27,306
Special mention	545	21	165	287	—	—	266	1,284
Substandard	—	96	13	1,632	—	212	151	2,104
Doubtful	—	—	—	—	—	145	—	145
Total Consumer owner occupied	$5,826	$3,624	$2,161	$2,697	$72	$711	$15,748	$30,839

Other loans
Risk rating:
Pass	$3,516	$—	$—	$—	$—	$—	$—	$3,516
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$3,516	$—	$—	$—	$—	$—	$—	$3,516

Total Commercial Loans
Risk rating:
Pass	$4,536,989	$4,810,075	$2,334,397	$2,171,762	$1,328,779	$3,233,520	$1,521,080	$19,936,602
Special mention	33,784	40,378	51,372	21,222	49,784	97,602	24,942	319,084
Substandard	22,586	76,467	21,975	70,237	21,610	130,443	39,437	382,755
Doubtful	—	1	1	79	155	249	181	666
Total Commercial Loans	$4,593,359	$4,926,921	$2,407,745	$2,263,300	$1,400,328	$3,461,814	$1,585,640	$20,639,107

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$570,166	$360,488	$206,586	$38,866	$24,728	$49,321	$76,680	$1,326,835
Special mention	2,347	3,067	186	—	1,557	1,715	487	9,359
Substandard	960	210	2,304	326	543	2,209	—	6,552
Doubtful	1	—	—	—	—	8	—	9
Total Construction and land development	$573,474	$363,765	$209,076	$39,192	$26,828	$53,253	$77,167	$1,342,755

Commercial non-owner occupied
Risk rating:
Pass	$1,812,512	$798,171	$1,061,021	$676,803	$494,618	$1,371,729	$102,763	$6,317,617
Special mention	16,683	12,985	14,138	36,875	25,729	110,109	—	216,519
Substandard	23,035	160	64,408	23,346	31,952	56,477	2,139	201,517
Doubtful	—	—	—	—	—	46	—	46
Total Commercial non-owner occupied	$1,852,230	$811,316	$1,139,567	$737,024	$552,299	$1,538,361	$104,902	$6,735,699

Commercial Owner Occupied
Risk rating:
Pass	$1,182,722	$780,339	$801,162	$549,642	$428,163	$980,701	$69,739	$4,792,468
Special mention	9,152	4,257	7,331	10,860	22,792	49,083	115	103,590
Substandard	7,375	2,907	8,587	2,053	18,600	34,431	80	74,033
Doubtful	—	1	—	—	—	24	—	25
Total commercial owner occupied	$1,199,249	$787,504	$817,080	$562,555	$469,555	$1,064,239	$69,934	$4,970,116

Commercial and industrial
Risk rating:
Pass	$1,198,849	$618,676	$360,551	$267,772	$178,538	$219,339	$860,134	$3,703,859
Special mention	2,759	1,519	2,434	1,268	3,224	3,871	3,281	18,356
Substandard	738	5,965	8,212	2,653	3,438	5,183	12,701	38,890
Doubtful	—	—	5	3	2	16	2	28
Total commercial and industrial	$1,202,346	$626,160	$371,202	$271,696	$185,202	$228,409	$876,118	$3,761,133

Other income producing property
Risk rating:
Pass	$105,533	$73,583	$67,173	$76,971	$56,343	$142,183	$56,190	$577,976
Special mention	1,580	1,851	1,063	232	1,381	13,526	424	20,057
Substandard	1,304	482	298	166	787	12,531	46	15,614
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$108,417	$75,916	$68,534	$77,369	$58,511	$168,246	$56,660	$613,653

Consumer owner occupied
Risk rating:
Pass	$3,513	$2,874	$1,099	$85	$139	$820	$16,977	$25,507
Special mention	1,219	180	2,430	81	—	3	—	3,913
Substandard	—	16	238	—	—	223	—	477
Doubtful	—	—	—	1	—	145	—	146
Total Consumer owner occupied	$4,732	$3,070	$3,767	$167	$139	$1,191	$16,977	$30,043

Other loans
Risk rating:
Pass	$23,583	$—	$—	$—	$—	$—	$—	$23,583
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$23,583	$—	$—	$—	$—	$—	$—	$23,583

Total Commercial Loans
Risk rating:
Pass	$4,896,878	$2,634,131	$2,497,592	$1,610,139	$1,182,529	$2,764,093	$1,182,483	$16,767,845
Special mention	33,740	23,859	27,582	49,316	54,683	178,307	4,307	371,794
Substandard	33,412	9,740	84,047	28,544	55,320	111,054	14,966	337,083
Doubtful	1	1	5	4	2	245	2	260
Total Commercial Loans	$4,964,031	$2,667,731	$2,609,226	$1,688,003	$1,292,534	$3,053,699	$1,201,758	$17,476,982

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of September 30, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,351,309	$1,335,059	$650,548	$327,852	$193,413	$824,959	$1,227	$4,684,367
30 days past due	178	1,247	432	786	99	2,753	—	5,495
60 days past due	—	240	462	314	194	1,105	—	2,315
90 days past due	—	433	451	913	772	4,205	—	6,774
Total Consumer owner occupied	$1,351,487	$1,336,979	$651,893	$329,865	$194,478	$833,022	$1,227	$4,698,951

Home equity loans
Days past due:
Current	$4,837	$5,303	$3,803	$2,257	$1,881	$20,142	$1,203,325	$1,241,548
30 days past due	—	—	155	170	250	36	3,009	3,620
60 days past due	—	—	—	195	—	313	347	855
90 days past due	—	60	40	54	—	942	211	1,307
Total Home equity loans	$4,837	$5,363	$3,998	$2,676	$2,131	$21,433	$1,206,892	$1,247,330

Consumer
Days past due:
Current	$327,444	$225,458	$123,591	$94,584	$49,018	$149,297	$258,354	$1,227,746
30 days past due	134	311	178	234	154	1,325	16,509	18,845
60 days past due	154	85	37	10	110	891	9,880	11,167
90 days past due	1	21	20	25	35	1,399	587	2,088
Total consumer	$327,733	$225,875	$123,826	$94,853	$49,317	$152,912	$285,330	$1,259,846

Construction and land development
Days past due:
Current	$320,794	$446,805	$74,247	$14,872	$7,608	$16,011	$355	$880,692
30 days past due	—	—	24	20	69	24	—	137
60 days past due	—	—	300	—	—	—	—	300
90 days past due	—	—	157	—	—	—	—	157
Total Construction and land development	$320,794	$446,805	$74,728	$14,892	$7,677	$16,035	$355	$881,286

Other income producing property
Days past due:
Current	$32,433	$21,664	$4,989	$2,819	$4,580	$42,373	$634	$109,492
30 days past due	—	—	—	—	—	165	—	165
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	126	—	126
Total other income producing property	$32,433	$21,664	$4,989	$2,819	$4,580	$42,664	$634	$109,783

Total Consumer Loans
Days past due:
Current	$2,036,817	$2,034,289	$857,178	$442,384	$256,500	$1,052,782	$1,463,895	$8,143,845
30 days past due	312	1,558	789	1,210	572	4,303	19,518	28,262
60 days past due	154	325	799	519	304	2,309	10,227	14,637
90 days past due	1	514	668	992	807	6,672	798	10,452
Total Consumer Loans	$2,037,284	$2,036,686	$859,434	$445,105	$258,183	$1,066,066	$1,494,438	$8,197,196

The following table presents total loans by origination year as of September 30, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans	$6,630,643	$6,963,607	$3,267,179	$2,708,405	$1,658,511	$4,527,880	$3,080,078	$28,836,303

The following table presents the credit risk profile by past due status of consumer loans by origination year as of December 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,192,449	$710,828	$405,138	$246,487	$228,876	$810,605	$4	$3,594,387
30 days past due	354	666	234	472	1,068	2,230	—	5,024
60 days past due	—	330	218	254	111	928	—	1,841
90 days past due	235	574	691	549	274	4,746	—	7,069
Total Consumer owner occupied	$1,193,038	$712,398	$406,281	$247,762	$230,329	$818,509	$4	$3,608,321

Home equity loans
Days past due:
Current	$7,128	$5,648	$4,745	$2,180	$993	$24,716	$1,116,621	$1,162,031
30 days past due	6	49	68	71	24	491	2,200	2,909
60 days past due	—	—	—	—	—	603	339	942
90 days past due	75	65	172	180	22	1,548	650	2,712
Total Home equity loans	$7,209	$5,762	$4,985	$2,431	$1,039	$27,358	$1,119,810	$1,168,594

Consumer
Days past due:
Current	$298,779	$169,443	$127,757	$69,892	$36,304	$151,948	$44,864	$898,987
30 days past due	229	364	208	191	132	1,570	137	2,831
60 days past due	145	82	90	124	90	658	17	1,206
90 days past due	74	121	181	109	29	1,119	—	1,633
Total consumer	$299,227	$170,010	$128,236	$70,316	$36,555	$155,295	$45,018	$904,657

Construction and land development
Days past due:
Current	$411,728	$204,368	$33,965	$13,429	$8,484	$14,185	$162	$686,321
30 days past due	—	24	—	—	—	—	—	24
60 days past due	—	—	—	—	—	12	—	12
90 days past due	—	—	—	—	—	104	—	104
Total Construction and land development	$411,728	$204,392	$33,965	$13,429	$8,484	$14,301	$162	$686,461

Other income producing property
Days past due:
Current	$22,131	$5,620	$4,906	$4,977	$6,303	$37,575	$1,379	$82,891
30 days past due	—	—	—	—	—	90	—	90
60 days past due	—	—	—	—	—	156	—	156
90 days past due	—	—	—	—	—	14	—	14
Total other income producing property	$22,131	$5,620	$4,906	$4,977	$6,303	$37,835	$1,379	$83,151

Total Consumer Loans
Days past due:
Current	$1,947,911	$1,095,907	$576,511	$336,965	$280,960	$1,039,029	$1,147,334	$6,424,617
30 days past due	589	1,103	510	734	1,224	4,381	2,337	10,878
60 days past due	145	412	308	378	201	2,357	356	4,157
90 days past due	384	760	1,044	838	325	7,531	650	11,532
Total Consumer Loans	$1,949,029	$1,098,182	$578,373	$338,915	$282,710	$1,053,298	$1,150,677	$6,451,184

The following table presents total loans by origination year as of  December 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans	$6,913,060	$3,765,913	$3,187,599	$2,026,918	$1,575,244	$4,106,997	$2,352,435	$23,928,166

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
September 30, 2022
Construction and land development	$843	$464	$21	$1,328	$2,548,764	$460	$2,550,552
Commercial non-owner occupied	10,035	586	—	10,621	7,932,535	21,314	7,964,470
Commercial owner occupied	2,901	1,318	294	4,513	5,390,789	30,914	5,426,216
Consumer owner occupied	4,740	368	—	5,108	4,707,496	17,186	4,729,790
Home equity loans	3,104	659	—	3,763	1,237,245	6,322	1,247,330
Commercial and industrial	29,527	9,036	3,211	41,774	4,922,124	13,839	4,977,737
Other income producing property	2,191	1,110	262	3,563	670,821	2,462	676,846
Consumer	18,488	10,963	—	29,451	1,226,652	3,743	1,259,846
Other loans	—	—	—	—	3,516	—	3,516
	$71,829	$24,504	$3,788	$100,121	$28,639,942	$96,240	$28,836,303
December 31, 2021
Construction and land development	$1,176	$59	$43	$1,278	$2,026,371	$1,567	$2,029,216
Commercial non-owner occupied	3,591	2,110	96	5,797	6,709,993	19,909	6,735,699
Commercial owner occupied	2,756	1,732	626	5,114	4,950,470	14,532	4,970,116
Consumer owner occupied	4,046	533	—	4,579	3,615,602	18,183	3,638,364
Home equity loans	2,565	913	—	3,478	1,158,861	6,255	1,168,594
Commercial and industrial	50,451	26,639	3,991	81,081	3,672,611	7,441	3,761,133
Other income producing property	879	424	106	1,409	691,320	4,075	696,804
Consumer	2,672	840	1	3,513	897,688	3,456	904,657
Other loans	—	—	—	—	23,583	—	23,583
	$68,136	$33,250	$4,863	$106,249	$23,746,499	$75,418	$23,928,166

The following table is a summary of information pertaining to nonaccrual loans by class, including restructured loans:

	September 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2022	90 Days Accruing(1)	with no allowance(1)	2021
Construction and land development	$460	$21	$145	$1,567
Commercial non-owner occupied	21,314	—	6,574	19,909
Commercial owner occupied real estate	30,914	294	15,578	14,532
Consumer owner occupied	17,186	—	—	18,183
Home equity loans	6,322	—	1,597	6,255
Commercial and industrial	13,839	3,211	5,796	7,441
Other income producing property	2,462	262	—	4,075
Consumer	3,743	—	—	3,456
Total loans on nonaccrual status	$96,240	$3,788	$29,690	$75,418
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at September 30, 2022.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	September 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2022	Coverage	%	2021	Coverage	%
Commercial owner occupied real estate
Church	$—	$—		$1,953	$2,308	118%
Other	15,578	23,135	149%	4,656	12,200	262%
Commercial non-owner occupied real estate
Hotel	—	—		1,822	4,100	225%
Other	6,574	10,900	166%	6,949	9,630	139%
Commercial and industrial
Other	5,163	5,446	105%	—	—
Home equity loans
Residential 1-4 family dwelling	1,552	1,671	108%	—	—
Total collateral dependent loans	$28,867	$41,152		$15,380	$28,238

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $13.5 million during the nine months ended September 30, 2022.

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

The following tables present loans designated as TDRs segregated by class and type of concession that were restructured during the three months ended September 30, 2022 and during the nine months ended September 30, 2022 and 2021. There were no loans restructured as TDRs during the three months ended September 30, 2021.

	Three Months Ended September 30,
	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Commercial non-owner occupied	2	$2,321	$2,321	—	$—	$—
Commercial owner occupied	2	2,629	2,629	—	—	—
Commercial and industrial	1	535	535	—	—	—
Total interest rate modifications	5	$5,485	$5,485	—	$—	$—
Term modification
Commercial non-owner occupied	1	$375	$375	—	$—	$—
Commercial owner occupied	2	1,042	1,042	—	—	—
Commercial and industrial	3	3,097	3,097	—	—	—
Total term modifications	6	4,514	4,514	—	—	—
	11	$9,999	$9,999	—	$—	$—

	Nine Months Ended September 30,
	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Commercial non-owner occupied	3	$2,498	$2,498	—	$—	$—
Commercial owner occupied	3	2,855	2,855	—	—	—
Consumer owner occupied	1	96	96	—	—	—
Commercial and industrial	5	905	905	—	—	—
Other income producing property	2	111	111	1	212	212
Total interest rate modifications	14	$6,465	$6,465	1	$212	$212
Term modification
Construction and land development	1	$133	$133	—	$—	$—
Commercial non-owner occupied	1	375	375	—	—	—
Commercial owner occupied	3	1,451	1,451	—	—	—
Commercial and industrial	3	3,097	3,097	1	38	38
Total term modifications	8	$5,056	$5,056	1	$38	$38
	22	$11,521	$11,521	2	$250	$250

At September 30, 2022 and 2021, the balance of accruing TDRs was $12.2 million and $14.4 million, respectively. The Company had $599,000 and $447,000 remaining availability under commitments to lend additional funds on restructured loans at September 30, 2022 and 2021. The amount of specific reserve associated with restructured loans was $12.3 million and $1.7 million at September 30, 2022 and 2021, respectively.

The following table presents the changes in status of loans restructured within the previous 12 months as of September 30, 2022 by type of concession. There were no subsequent defaults.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	16	$6,747	—	$—	—	$—
Term modification	9	5,354	—	—	—	—
	25	$12,101	—	$—	—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following tables present a disaggregated analysis of activity in the allowance for credit losses.

	Residential	Residential		Residential	Other				CRE Owner	Non-Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended September 30, 2022
Allowance for credit losses:
Balance at end of period June 30, 2022	$55,707	$533	$16,918	$7,565	$27,730	$24,752	$2,458	$703	$64,688	$85,169	$33,485	$319,708
Charge-offs	(50)	—	(23)	—	—	(2,742)	—	—	(1,353)	(8)	(2,950)	(7,126)
Recoveries	376	30	3,151	2	280	573	—	—	569	29	3,378	8,388
Net (charge offs) recoveries	326	30	3,128	2	280	(2,169)	—	—	(784)	21	428	1,262
(Recovery) provision (1)	11,987	(40)	(3,980)	763	3,798	4,221	666	(1)	(9,745)	(8,937)	4,696	3,428
Balance at end of period September 30, 2022	$68,020	$523	$16,066	$8,330	$31,808	$26,804	$3,124	$702	$54,159	$76,253	$38,609	$324,398

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$67,765	$523	$13,402	$8,330	$31,524	$26,804	$3,124	$702	$46,443	$74,978	$35,650	$309,245
Individually evaluated	233	—	2,654	—	284	—	—	—	7,102	765	2,240	13,278
Total quantitative allowance	67,998	523	16,056	8,330	31,808	26,804	3,124	702	53,545	75,743	37,890	322,523
Qualitative allowance	22	—	10	—	—	—	—	—	614	510	719	1,875
Balance at end of period September 30, 2022	$68,020	$523	$16,066	$8,330	$31,808	$26,804	$3,124	$702	$54,159	$76,253	$38,609	$324,398

Three Months Ended September 30, 2021
Allowance for loan losses:
Balance at end of period June 30, 2021	$55,820	$825	$14,550	$4,488	$45,488	$25,697	$5,883	$1,063	$75,492	$90,404	$30,691	$350,401
Charge-offs	(15)	—	(149)	—	—	(2,366)	—	—	(4)	(241)	(1,072)	(3,847)
Recoveries	332	48	720	2	748	577	—	—	332	173	869	3,801
Net (charge offs) recoveries	317	48	571	2	748	(1,789)	—	—	328	(68)	(203)	(46)
Provision (recovery) (1)	(4,587)	(174)	(204)	295	(10,337)	332	(1,299)	(554)	(10,611)	(7,458)	(1,614)	(36,211)
Balance at end of period September 30, 2021	$51,550	$699	$14,917	$4,785	$35,899	$24,240	$4,584	$509	$65,209	$82,878	$28,874	$314,144

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$48,411	$699	$13,307	$4,756	$35,893	$21,509	$4,584	$509	$62,969	$79,302	$25,789	$297,728
Individually evaluated	77	—	959	—	6	—	—	—	377	—	307	1,726
Total quantitative allowance	48,488	699	14,266	4,756	35,899	21,509	4,584	509	63,346	79,302	26,096	299,454
Qualitative allowance	3,062	—	651	29	—	2,731	—	—	1,863	3,576	2,778	14,690
Balance at end of period September 30, 2021	$51,550	$699	$14,917	$4,785	$35,899	$24,240	$4,584	$509	$65,209	$82,878	$28,874	$314,144
(1)	A provision for credit losses of $20.0 million was recorded during the third quarter of 2022, compared to a negative provision (recovery) for credit losses of $(2.7) million recorded during the third quarter of 2021 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Nine Months Ended September 30, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Initial Allowance for PCD loans acquired during period	811	—	—	—	86	—	—	—	2,409	—	10,452	13,758
Initial Allowance for Non PCD loans acquired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(169)	(19)	(444)	—	(4)	(7,527)	—	—	(1,802)	(368)	(8,446)	(18,779)
Recoveries	1,131	195	3,803	7	924	1,765	—	—	977	402	6,175	15,379
Net recoveries (charge offs)	962	176	3,359	7	920	(5,762)	—	—	(825)	34	(2,271)	(3,400)
Provision (benefit) (1)	18,859	(290)	(750)	3,324	(8,678)	9,366	(2,223)	137	(11,738)	(6,127)	(3,344)	(1,464)
Balance at end of period September 30, 2022	$68,020	$523	$16,066	$8,330	$31,808	$26,804	$3,124	$702	$54,159	$76,253	$38,609	$324,398

Nine Months Ended September 30, 2021
Allowance for credit losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(204)	—	(835)	—	(87)	(6,001)	—	—	(2,052)	(776)	(2,928)	(12,883)
Recoveries	1,103	131	1,903	3	1,178	1,618	3	—	796	905	3,104	10,744
Net charge offs	899	131	1,068	3	1,091	(4,383)	3	—	(1,256)	129	176	(2,139)
Provision (benefit) (1)	(12,910)	(670)	(2,849)	(132)	(32,389)	2,061	(3,306)	(1,001)	(30,639)	(41,672)	(17,519)	(141,026)
Balance at end of period September 30, 2021	$51,550	$699	$14,917	$4,785	$35,899	$24,240	$4,584	$509	$65,209	$82,878	$28,874	$314,144

(1)	A provision for credit losses of $22.5 million was recorded during the first nine months of 2022, compared to a negative provision (recovery) for credit losses of $(15.1) million during the first nine months of 2021 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of information pertaining to OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO	Bank Premises Held For Sale	Total
Balance, December 31, 2021	$2,736	$9,578	$12,314
Additions, net	1,889	21,003	22,892
Write-downs	(115)	(111)	(226)
Sold	(2,350)	(5,427)	(7,777)
Balance, September 30, 2022	$2,160	$25,043	$27,203

At September 30, 2022, there were a total of 12 properties included in OREO compared to 12 properties at December 31, 2021. At September 30, 2022, there were a total of 28 properties included in bank premises held for sale which compares to 9 properties included in premises held for sale, at December 31, 2021. At September 30, 2022, we had $311,000 in residential real estate included in OREO and $4.0 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of September 30, 2022 and December 31, 2021, we had operating right-of-use (“ROU”) assets of $113.4 million and $110.3 million, respectively, and operating lease liabilities of $121.1 million and $115.9 million, respectively. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 22 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

The Company also holds a small number of finance leases assumed in connection to the CenterState Bank Corporation (“CenterState”) merger. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Lease Cost Components:
Amortization of ROU assets - finance leases	$117	$117	$350	$350
Interest on lease liabilities - finance leases	12	14	37	43
Operating lease cost (cost resulting from lease payments)	4,550	4,292	13,419	12,977
Short-term lease cost	218	116	592	327
Variable lease cost (cost excluded from lease payments)	615	783	1,813	2,073
Total lease cost	$5,512	$5,322	$16,211	$15,770
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$12	$14	$37	$43
Finance lease - financing cash flows	109	107	325	320
Operating lease - operating cash flows (fixed payments)	4,356	4,127	12,982	12,440
Operating lease - operating cash flows (net change asset/liability)	(3,466)	(3,215)	(10,313)	(9,691)
New ROU assets - operating leases	—	4,196	12,616	5,494
New ROU assets - finance leases	—	—	—	—
Weighted - average remaining lease term (years) - finance leases			5.67	6.66
Weighted - average remaining lease term (years) - operating leases			10.13	10.96
Weighted - average discount rate - finance leases			1.7%	1.7%
Weighted - average discount rate - operating leases			3.0%	3.3%

Operating lease payments due:
2022 (excluding the nine months ended September 30, 2022)			$4,303
2023			16,727
2024			15,343
2025			13,902
2026			13,246
Thereafter			79,764
Total undiscounted cash flows			143,285
Discount on cash flows			(22,174)
Total operating lease liabilities			$121,111

As of September 30, 2022, we determined that the number and dollar amount of our equipment leases was immaterial. As of September 30, 2022, we have no additional operating leases that have not yet commenced.

Note 10 — Deposits

Our total deposits are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Non-interest bearing checking	$13,660,244	$11,498,840
Interest-bearing checking	8,741,447	9,018,987
Savings	3,602,560	3,350,547
Money market	9,126,058	8,376,380
Time deposits	2,535,712	2,810,075
Total deposits	$37,666,021	$35,054,829

At September 30, 2022 and December 31, 2021, we had $505.8 million and $603.2 million in certificates of deposits of $250,000 and greater, respectively. At September 30, 2022 and December 31, 2021, the Company held $150.1 million and $325.0 in traditional, out-of-market brokered deposits, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. The employees were also eligible for an additional 2% discretionary matching contribution contingent upon certain of our annual financial goals which would be paid in the first quarter of the following year. Based on our financial performance in 2021, we did not pay a discretionary matching contribution in the first quarter of 2022. Currently, we expect the same terms in the employees’ savings plan for 2022. As a result of the recent Atlantic Capital acquisition, all former Atlantic Capital employees became eligible to participate in the Company’s 401(k) plan as of legal close in March 2022. We expensed $3.9 million and $12.0 million, respectively, for the three and nine months ended September 30, 2022 and $3.7 million and $11.8 million, respectively, for the three and nine months ended September 30, 2021 related to the Company’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2022	2021	2022	2021
Basic earnings per common share:
Net income	$133,043	$122,788	$352,547	$368,697
Weighted-average basic common shares	75,606	70,066	74,185	70,643
Basic earnings per common share	$1.76	$1.75	$4.75	$5.22
Diluted earnings per common share:
Net income	$133,043	$122,788	$352,547	$368,697
Weighted-average basic common shares	75,606	70,066	74,185	70,643
Effect of dilutive securities	576	510	606	465
Weighted-average dilutive shares	76,182	70,576	74,791	71,108
Diluted earnings per common share	$1.75	$1.74	$4.71	$5.19

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in thousands)	2022			2021			2022			2021
Number of shares			57,169			57,169			57,169			60,546
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

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

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2022	185,125	$63.03
Assumed stock options and warrants from ACBI merger	23,410	40.73
Exercised	(37,236)	40.78
Expired	(2,638)	40.29
Outstanding at September 30, 2022	168,661	65.20	3.31	$3,033
Exercisable at September 30, 2022	168,661	65.20	3.31	$3,033

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first nine months of 2022. Because all outstanding stock options had vested as of December 31, 2021, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested for the nine months ended September 30, 2022. The intrinsic value of stock option shares exercised for the nine months ended September 30, 2022 was $1,507,000.

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

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2022	3,066	$67.31
Assumed restricted stock shares from ACBI merger	84,224	90.00
Vested	(29,220)	89.91
Forfeited	(2,816)	90.00
Nonvested at September 30, 2022	55,254	$88.79

As of September 30, 2022, there was $3.4 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.48 years as of September 30, 2022. The total fair value of shares vested during the nine months ended September 30, 2022 was $2,321,000.

Restricted Stock Units (“RSUs”)

We, from time-to-time, also grant performance RSUs and time-vested RSUs to key employees, and time-vested RSUs and non-employee directors. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). Grants to non-employee directors typically vest within a 12-month period. We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CenterState, all legacy and assumed performance based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting or settlement date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses on a straight-line basis typically over the performance and vesting/or time-vesting periods based upon the probable performance target, as applicable, that will be met.

Outstanding RSUs at target for the nine months ended September 30, 2022 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2022	948,213	$67.01
Assumed restricted stock units from ACBI merger	55,736	87.94
Granted	333,116	82.34
Vested	(383,352)	66.25
Forfeited	(7,287)	84.07
Outstanding at September 30, 2022	946,426	$73.81

The nonvested shares of 946,426 at September 30, 2022 includes 54,687 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2024. If maximum performance is achieved pursuant to the 2021 and 2022 LTI performance-based RSU grants, an additional 104,160 shares in total may be issued by the Company at the end of the three-year performance periods.

As of September 30, 2022, there was $33.6 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.20 years as of September 30, 2022. The total fair value of RSUs vested and released during the nine months ended September 30, 2022 was $29.1 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2022, commitments to extend credit and standby letters of credit totaled $10.9 billion. As of September 30, 2022, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $53.0 million and recorded on the Balance Sheet. See Note 2 – Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of Management, as of September 30, 2022, any such liability is not expected to have a material effect on our consolidated financial statements.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be individually evaluated for expected credit losses if it no longer shares similar risk characteristics with other pooled loans. Once a loan is identified as an individually evaluated loan, Management measures expected credit losses using estimated fair value methodologies. The fair value of the individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring an ACL represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2022, approximately 60% of the individually evaluated loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Individually evaluated loans, where an allowance is established based on the fair value of collateral; require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the individually evaluated loan as nonrecurring Level 3.

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

Mortgage Servicing Rights (“MSRs”) and SBA Servicing Asset

The estimated fair value of MSRs and SBA servicing assets are obtained through a third-party vendor analysis of future cash flows. For the SBA servicing assets, the Company began using the third-party vendor analysis of future cash flows to determine the fair value of the servicing asset during the second quarter of 2022. In prior periods, the SBA servicing asset was recorded at amortized cost. The evaluations for the servicing assets use assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market’s perception of future interest rate movements. MSRs and SBA servicing assets are classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022:
Assets
Derivative financial instruments	$1,083,803	$—	$1,083,803	$—
Loans held for sale	34,477	—	34,477	—
Trading securities	51,940	—	51,940	—
Securities available for sale:
U.S. Treasuries	264,425	—	264,425	—
U.S. Government agencies	218,623	—	218,623	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,730,067	—	1,730,067	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	627,812	—	627,812	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,027,776	—	1,027,776	—
State and municipal obligations	1,003,318	—	1,003,318	—
Small Business Administration loan-backed securities	464,236	—	464,236	—
Corporate securities	33,353	—	33,353	—
Total securities available for sale	5,369,610	—	5,369,610	—
Mortgage servicing rights	90,459	—	—	90,459
SBA servicing assets	6,981	—	—	6,981
	$6,637,270	$—	$6,539,830	$97,440
Liabilities
Derivative financial instruments	$1,082,948	$—	$1,082,948	$—

December 31, 2021:
Assets
Derivative financial instruments	$414,742	$—	$414,742	$—
Loans held for sale	191,723	—	191,723	—
Trading securities	77,689	—	77,689	—
Securities available for sale:
U.S. Government agencies	97,117	—	97,117	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,831,039	—	1,831,039	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	725,995	—	725,995	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,207,241	—	1,207,241	—
State and municipal obligations	812,689	—	812,689	—
Small Business Administration loan-backed securities	500,663	—	500,663	—
Corporate securities	18,734	—	18,734	—
Total securities available for sale	5,193,478	—	5,193,478	—
Mortgage servicing rights	65,620	—	—	65,620
	$5,943,252	$—	$5,877,632	$65,620
Liabilities
Derivative financial instruments	$410,137	$—	$410,137	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2022. A reconciliation of the beginning and ending balances of Level 3 assets, comprised of Mortgage Servicing Rights, and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2022 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2022	$65,620	$—
Servicing assets that resulted from transfers of financial assets	14,617	—
Changes in fair value due to valuation inputs or assumptions	18,274	—
Changes in fair value due to decay	(8,052)	—
Fair value, September 30, 2022	$90,459	$—

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2022.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022:
OREO	$2,160	$—	$—	$2,160
Bank property held for sale	25,043	—	—	25,043
Individually evaluated loans	52,368	—	—	52,368
December 31, 2021:
OREO	$2,736	$—	$—	$2,736
Bank property held for sale	9,578	—	—	9,578
Individually evaluated loans	20,802	—	—	20,802

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			September 30,	December 31,
	Valuation Technique	Unobservable Input	2022	2021
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	25%	9%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	15%	24%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2022 and December 31, 2021. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities — Securities available for sale are valued at quoted market prices or dealer quotes. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 5 — Investment Securities for additional information, as well as page 32 regarding fair value.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2022
Financial assets:
Cash and cash equivalents	$2,809,695	$2,809,695	$2,809,695	$—	$—
Trading securities	51,940	51,940	—	51,940	—
Investment securities	8,287,543	7,848,527	179,755	7,668,772	—
Loans held for sale	34,477	34,477	—	34,477	—
Loans, net of allowance for credit losses	28,511,905	28,271,062	—	—	28,271,062
Accrued interest receivable	124,553	124,553	—	28,508	96,045
Mortgage servicing rights	90,459	90,459	—	—	90,459
SBA servicing assets	6,981	—	—	—	6,981
Interest rate swap - non-designated hedge	1,081,768	1,081,768	—	1,081,768	—
Other derivative financial instruments (mortgage banking related)	2,035	2,035	—	2,035	—
Financial liabilities:
Deposits	37,666,021	37,578,773	—	37,578,773	—
Federal funds purchased and securities sold under agreements to repurchase	557,802	557,802	—	557,802	—
Other borrowings	392,368	379,992	—	379,992	—
Accrued interest payable	6,354	6,354	—	6,354	—
Interest rate swap - non-designated hedge	1,081,267	1,081,267	—	1,081,267	—
Other derivative financial instruments (mortgage banking related)	1,681	1,681	—	1,681	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(92,429)	—	(92,429)	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$6,843,147	$6,843,147	$6,843,147	$—	$—
Trading securities	77,689	77,689	—	77,689	—
Investment securities	7,173,947	7,132,110	160,568	6,971,542	—
Loans held for sale	191,723	191,723	—	191,723	—
Loans, net of allowance for credit losses	23,626,359	23,921,372	—	—	23,921,372
Accrued interest receivable	90,069	90,069	—	19,241	70,828
Mortgage servicing rights	65,620	65,620	—	—	65,620
Interest rate swap - non-designated hedge	408,776	408,776	—	408,776	—
Other derivative financial instruments (mortgage banking related)	5,966	5,966	—	5,966	—
Financial liabilities:
Deposits	35,054,829	35,050,516	—	35,050,516	—
Federal funds purchased and securities sold under agreements to repurchase	781,239	781,239	—	781,239	—
Other borrowings	327,066	334,640	—	334,640	—
Accrued interest payable	3,345	3,345	—	3,345	—
Interest rate swap - non-designated hedge	410,137	410,137	—	410,137	—
Off balance sheet financial instruments:
Commitments to extend credit	—	93,501	—	93,501	—

Note 16 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Gains and
	Benefit	(Losses) on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended September 30, 2022
Balance at June 30, 2022	$57	$(490,941)	$(490,884)
Other comprehensive loss before reclassifications	—	(225,551)	(225,551)
Amounts reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net comprehensive loss	—	(225,574)	(225,574)
Balance at September 30, 2022	$57	$(716,515)	$(716,458)

Three Months Ended September 30, 2021
Balance at June 30, 2021	$(151)	$24,287	$24,136
Other comprehensive loss before reclassifications	—	(24,607)	(24,607)
Amounts reclassified from accumulated other comprehensive loss	—	(49)	(49)
Net comprehensive loss	—	(24,656)	(24,656)
Balance at September 30, 2021	$(151)	$(369)	$(520)

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$57	$(21,203)	$(21,146)
Other comprehensive loss before reclassifications	—	(695,289)	(695,289)
Amounts reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net comprehensive loss	—	(695,312)	(695,312)
Balance at September 30, 2022	$57	$(716,515)	$(716,458)

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$(151)	$47,740	$47,589
Other comprehensive loss before reclassifications	—	(48,033)	(48,033)
Amounts reclassified from accumulated other comprehensive loss	—	(76)	(76)
Net comprehensive loss	—	(48,109)	(48,109)
Balance at September 30, 2021	$(151)	$(369)	$(520)

The table below presents the reclassifications out of accumulated other comprehensive loss, net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2022	2021	2022	2021	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$(30)	$(64)	$(30)	$(100)	Securities gains, net
	7	15	7	24	Provision for income taxes
	(23)	(49)	(23)	(76)	Net income
Total reclassifications for the period	$(23)	$(49)	$(23)	$(76)

Note 17 — Derivative Financial Instruments

We use certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			September 30, 2022			December 31, 2021
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$17,800	$514	$—	$15,716	$—	$1,355

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	10,587,773	2,079	1,081,267	10,404,605	408,776	69,998
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	10,588,670	1,079,175	—	10,402,394	—	338,784

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	27,000	—	1,681	205,000	1,228	—
Contracts used to hedge mortgage pipeline	Other Assets	83,500	2,035	—	324,000	4,738	—
Total derivatives		$21,304,743	$1,083,803	$1,082,948	$21,351,715	$414,742	$410,137

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. We had no cash flow hedges as of September 30, 2022 and December 31, 2021. For more information regarding the fair value of our derivative financial instruments, see Note 15 — Fair Value to these financial statements.

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

Balance Sheet Fair Value Hedge

As of September 30, 2022 and December 31, 2021, the Company maintained loan swaps, with an aggregate notional amount of $17.8 million and $15.7 million, respectively, accounted for as fair value hedges in accordance with ASC 815, Derivatives and Hedging. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. For the three and nine months ended September 30, 2022, a loss of $3,000 and a gain of $107,000 was recorded, respectively. There was no gain or loss recorded on these derivatives for the three and nine months ended September 30, 2021.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2022 and December 31, 2021, the interest rate swaps had an aggregate notional amount of approximately $21.2 billion and $20.8 billion, respectively. At September 30, 2022, the fair value of the interest rate swap derivatives are recorded in other assets at $1.1 billion and in other liabilities at $1.1 billion for a net liability position of $13,000. At December 31, 2021, the fair value of the interest rate swap derivatives was recorded in other assets at $408.8 million and other liabilities at $408.8 million for a net liability position of $5,000. Changes in the fair market value of these interest rate swaps is recorded through earnings. As of September 30, 2022, we provided $72.5 million of cash collateral on the counterparty, which is included in Cash and Cash Equivalents on the Condensed Consolidated Balance Sheet as Deposits in Other Financial Institutions (restricted cash). We also provided $116.8 million in investment securities at market value as collateral on the counterparty, which is included in Investment Securities – Available for Sale. Counterparties provided $926.0 million of cash collateral to the Company to secure swap asset positions, which is included in Interest-bearing Deposits (Liability) on the Condensed Consolidated Balance Sheet.

Foreign Exchange

We also enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company has entered into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At September 30, 2022 and December 31, 2021, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at September 30, 2022, the fair value of these contracts would be included in other assets and other liabilities in the accompanying balance sheet. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and nine months ended September 30, 2022 and 2021.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On September 30, 2022, we had derivative financial instruments outstanding with notional amounts totaling $27.0 million related to MSRs, compared to $205.0 million on December 31, 2021. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $1.7 million at September 30, 2022, compared to a gain of $1.2 million at December 31, 2021.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Mortgage loan pipeline	$77,530	$264,000
Expected closures	70,833	233,265
Fair value of mortgage loan pipeline commitments	(646)	4,759
Forward sales commitments	83,500	324,000
Fair value of forward commitments	2,681	(21)

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

The following table presents actual and required capital ratios as of September 30, 2022 and December 31, 2021 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2022:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,666,829	11.02%	$2,328,284	7.00%	$2,161,978	6.50%
SouthState Bank (the Bank)	3,956,892	11.91%	2,325,129	7.00%	2,159,049	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,666,829	11.02%	2,827,202	8.50%	2,660,896	8.00%
SouthState Bank (the Bank)	3,956,892	11.91%	2,823,371	8.50%	2,657,291	8.00%
Total capital to risk-weighted assets:
Consolidated	4,311,208	12.96%	3,492,427	10.50%	3,326,121	10.00%
SouthState Bank (the Bank)	4,211,272	12.68%	3,487,694	10.50%	3,321,613	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,666,829	8.33%	1,760,176	4.00%	2,200,220	5.00%
SouthState Bank (the Bank)	3,956,892	9.00%	1,759,585	4.00%	2,199,481	5.00%
December 31, 2021:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,201,644	11.75%	$1,906,831	7.00%	$1,770,629	6.50%
SouthState Bank (the Bank)	3,431,069	12.62%	1,902,954	7.00%	1,767,029	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,201,644	11.75%	2,315,438	8.50%	2,179,236	8.00%
SouthState Bank (the Bank)	3,431,069	12.62%	2,310,730	8.50%	2,174,804	8.00%
Total capital to risk-weighted assets:
Consolidated	3,692,674	13.56%	2,860,247	10.50%	2,724,045	10.00%
SouthState Bank (the Bank)	3,594,099	13.22%	2,854,431	10.50%	2,718,505	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,201,644	8.05%	1,590,045	4.00%	1,987,556	5.00%
SouthState Bank (the Bank)	3,431,069	8.65%	1,587,212	4.00%	1,984,015	5.00%

As of September 30, 2022 and December 31, 2021, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion and $1.6 billion, respectively billion at September 30, 2022 and December 31, 2021. The Company added $342.9 million in goodwill related to the Atlantic Capital acquisition in the first quarter of 2022. The Company made subsequent fair value adjustments related to the Atlantic Capital merger in the second quarter of 2022 that decreased goodwill by $1.5 million. The Company also added $17.5 million in core deposit intangibles related to the Atlantic Capital transaction during the first quarter of 2022. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2021. We determined that no impairment charge was necessary as of the impairment testing period. We will continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Gross carrying amount	$279,884	$257,874
Accumulated amortization	(154,494)	(129,807)
	$125,390	$128,067

Amortization expense totaled $7.8 million and $25.2 million, for the three and nine months ended September 30, 2022, compared to $8.5 million and $26.7 million for the three and nine months ended September 30, 2021.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  During the second quarter of 2022, the Company elected to prospectively apply fair value accounting for the SBA servicing assets beginning with the period ending June 30, 2022, with changes in fair value of the SBA servicing assets recorded in earnings during each applicable reporting period.  As a result, the Company will no longer amortize the SBA servicing assets and therefore excluded the SBA servicing assets from the future amortization expense table presented below.  The fair value of the SBA servicing assets as of September 30, 2022 was $7.0 million.  Estimated amortization expense for other intangibles, excluding the SBA servicing assets, for each of the next five quarters and thereafter is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2022	$8,027
March 31, 2023	7,299
June 30, 2023	7,028
September 30, 2023	6,616
December 31, 2023	6,615
Thereafter	82,824
$118,409

Note 20 — Loan Servicing, Mortgage Origination, and Loans Held for Sale

As of September 30, 2022 and December 31, 2021, the portfolio of residential mortgages serviced for others, which is not included in the accompanying balance sheets, was $6.6 billion and $6.1 billion, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during the three and nine months ended September 30, 2022 and September 30, 2021 were $4.2 million, $12.1 million, $3.8 million and $10.5 million, respectively. Servicing fees are recorded in mortgage banking income in our Condensed Consolidated Statements of Income.

At September 30, 2022 and December 31, 2021, MSRs were $90.5 million and $65.6 million on our consolidated balance sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of mortgage banking income in the Condensed Consolidated Statements of Income. The market value adjustments due to interest rates related to MSRs recorded in mortgage banking income for the three and nine months ended September 30, 2022 and September 30, 2021 were gains of $2.7 million and $18.3 million, compared with gains of $1.7 million and $7.5 million, respectively. We used various free-standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in market value adjustments and to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase in fair value of MSRs	$2,661	$1,659	$18,274	$7,543
Decay of MSRs	(2,530)	(3,427)	(8,052)	(11,276)
Loss related to derivatives	(3,572)	(577)	(17,963)	(4,178)
Net effect on statements of income	$(3,441)	$(2,345)	$(7,741)	$(7,911)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	September 30,		December 31,
(Dollars in thousands)	2022		2021
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		99.9%
Adjustable-rate mortgage loans	—%		0.1%
Total	100.0%		100.0%
Weighted average life	8.43	years	7.35	years
Constant Prepayment rate (CPR)	6.4%		8.4%
Weighted average discount rate	10.2%		9.0%
Effect on fair value due to change in interest rates
25 basis point increase	$510		$3,961
50 basis point increase	925		7,261
25 basis point decrease	(628)		(4,371)
50 basis point decrease	(1,389)		(8,966)

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

Custodial escrow balances maintained in connection with the loan servicing were $74.7 million and $29.6 million at September 30, 2022 and December 31, 2021, respectively.

Whole loan sales were $272.8 million and $1.4 billion for the three and nine months ended September 30, 2022, compared to $612.5 million and $2.4 billion for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, $216.1 million and $1.1 billion, or 79.2% and 77.2%, respectively, were sold with the servicing rights retained by the Company, compared to $489.8 million and $1.9 billion, or 80.0% and 79.5%, respectively, for the three and nine months ended September 30, 2021.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $34.5 million and $191.7 million at September 30, 2022 and December 31, 2021, respectively.

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

At September 30, 2022 and December 31, 2021, our repurchase agreements totaled $344.0 million and $400.0 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2022 and December 31, 2021. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $438.5 million and $471.3 million at September 30, 2022 and December 31, 2021, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Note 22 — Stock Repurchase Program

On January 27, 2021, the Company’s Board of Directors approved a stock repurchase program (“2021 Stock Repurchase Plan”) authorizing the Company to repurchase up to 3,500,000 of the Company’s common shares. During the nine months ended September 30, 2022, the Company repurchased a total of 1,312,038 shares at a weighted average price of $83.99 per share pursuant to the 2021 Stock Repurchase Plan. Life-to-date as of September 30, 2022, the Company has repurchased a total of 3,129,979 shares at a weighted average price of $81.97 per share, leaving 370,021 shares remaining that may be repurchased under the 2021 Stock Repurchase.

On April 27, 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Plan for a total authorization of 4,120,021 shares. On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program. The Company did not repurchase any shares through the 2022 Stock Repurchase Program during the three or nine months ended September 30, 2022. As of September 30, 2022, there is a total of 4,120,021 shares authorized to be repurchased.

Note 23 — Subsequent Events

On October 24, 2022, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.50 per share. The dividend is payable on November 18, 2022 to shareholders of record as of November 11, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2021. Results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Advisory, Inc., a wholly owned registered investment advisor and SouthState/Duncan-Williams Securities Corp. (“Duncan-Williams”), a registered broker-dealer acquired on February 1, 2021 serving primarily institutional clients across the U.S. in the fixed income business from its headquartered in Memphis, Tennessee. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies, automotive parts and service providers nationwide. The holding company owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At September 30, 2022, we had approximately $45.2 billion in assets and 5,074 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas or nonbanks that engage in financial services businesses complementary to the Bank’s business.

The following discussion describes our results of operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 and also analyzes our financial condition as of September 30, 2022 as compared to December 31, 2021. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, as such, we maintain an allowance for credit losses, otherwise referred to herein as ACL, to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for credit losses against our operating earnings. In the following discussion, we have included a detailed discussion of this process.

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

Recent Events

We are continuously monitoring the impact of various global and national events on our results of operation and financial conditions, including inflation, and rising interest rates to combat elevated inflation, elevated gas and oil prices, continued supply chain disruptions, as a result of, among other factors, the Russian Ukraine conflict, and continued COVID-19 pandemic, and other global events. In particular, growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has contributed to rising inflation. In response, the Federal Reserve is raising interest rates and signaled that it will continue to raise rates and taper its purchase of mortgage and other bonds. While employment figures show resilience, it is widely acknowledged that the chances of recession have increased. During the third quarter of 2022, we recorded provision for credit losses of approximately $23.9 million, including the provision for unfunded commitments. The continued impacts from the various global and national events listed above, may result in additional provision for credit losses in the future. Please see “Allowance for Credit Losses” in this MD&A for more information on the Company’s analysis of expected credit losses.

Nevertheless, the timing and impact of inflation and rising interest rates on our business, financial statements and results of operations will depend on future developments, which are highly uncertain and difficult to predict.

Atlantic Capital Bancshares, Inc. (“Atlantic Capital” or “ACBI”) Merger

On March 1, 2022, the Company acquired all of the outstanding common stock of Atlantic Capital, the holding company for Atlantic Capital Bank, N.A. (“ACB”), in a stock transaction.  Pursuant to the merger agreement, (i) Atlantic Capital merged with and into the Company, with the Company continuing as the surviving corporation in the merger, and (ii) immediately following the merger, ACB merged with and into SouthState Bank, N.A. (“SSB”), with SSB continuing as the surviving bank in the bank merger.

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

Branch Consolidation and Other Cost Initiatives

During the third quarter of 2022, the Company consolidated thirty-one branches across its branch footprint into nearby existing Bank branches. Through September 30, 2022, the cost associated with these branch closures was approximately $8.0 million, which primarily includes personnel, facilities and equipment cost.

Debit Card Transaction Processing Update

On October 3, 2022, the Federal Reserve finalized a rule that amends Regulation II to, among other things, specify that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule becomes effective July 1, 2023. As an issuer with over $10 billion in assets, we are subject to Regulation II and will work to implement these new requirements.

Deposit Insurance Assessments

On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the Deposit Insurance Fund (“DIF”) reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan. The rule will become effective as of January 1, 2023.

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

Allowance for Credit Losses or ACL

The ACL reflects Management’s estimate of expected credit losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment, which includes the evaluation of baseline and alternative scenarios, as well as other current economic data, to determine the best estimate within the range of expected credit losses during each reporting period. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and makes adjustments, as needed, during each period end. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects Management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for Management’s current estimate of expected credit losses. See

Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7 — Allowance for Credit Losses in this Quarterly Report on Form 10-Q, and “Allowance for Credit Losses” in this MD&A.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of September 30, 2022 and December 31, 2021, the balance of goodwill was $1.9 billion and $1.6 billion, respectively. As a result of the Atlantic Capital merger on March 1, 2022, the Company recognized additional goodwill of $341.4 million. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Our most recent evaluation of goodwill was performed as of October 31, 2021, and we determined that no impairment charge was necessary. Our stock price has traded above book value and tangible book value in the first nine months of 2022. Our stock price closed on September 30, 2022 at $79.12, which was above book value of $65.03 and tangible book value of $37.97. We will continue to monitor the impact of inflation, COVID-19 and other global events on the Company’s business, operating results, cash flows and financial condition. If the economy deteriorates and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including loans, available for sale securities, ACL, write downs of OREO properties and bank properties held for sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Deferred tax assets as of September 30, 2022 were $198.7 million, an increase of approximately $133.7 million compared to $65.0 million as of December 31, 2021. The increase in deferred tax assets during the first nine months of 2022 was mostly attributable to a $227.2 million increase in unrealized losses from the available for sale securities portfolio, as well as the addition of $30.4 million of net deferred tax assets acquired from Atlantic Capital, offset by a $109.4 million decrease in the mark-to-market adjustment pertaining to loans with the remaining difference due to other temporary differences.

The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, California, Colorado, Florida, Georgia, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia and in New York City. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at September 30, 2022 or December 31, 2021.

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

Results of Operations

Overview

We reported consolidated net income of $133.0 million, or diluted earnings per share (“EPS”) of $1.75, for the third quarter of 2022 as compared to consolidated net income of $122.8 million, or diluted EPS of $1.74, in the comparable period of 2021, an 8.4% increase in consolidated net income and a 0.4% increase in diluted EPS. The $10.3 million increase in consolidated net income was the net result of the following items:

●	A $103.4 million increase in interest income, resulting from a $66.8 million increase in interest income from loans, a $22.1 million increase in interest income from investment securities and a $14.5 million increase in interest income from federal funds sold and securities purchased under agreements to resell. These increases were mainly due to the increase in yields in the current rising rate environment in all categories of interest-earning assets along with the increase in the average balance of both loans and investment securities;
●	A $5.1 million increase in interest expense, which resulted from a $2.9 million increase in interest expense from deposits, $1.2 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase and a $1.1 million increase in interest expense from corporate and subordinated debentures. These increases were primarily due to an increase in average costs in the current rising rate environment;
●	A $9.8 million decrease in noninterest income, which resulted primarily from a decrease in mortgage banking income of $13.3 million and a decrease in correspondent banking and capital market income of $4.6 million. These decreases were partially offset by increases in service charges on deposits accounts and deposit, prepaid, ATM and merchant card related income of $4.2 million and $0.9 million, respectively. In addition, SBA income, bank owned life insurance income and trust and investment services income increased by $2.4 million, $1.0 million and by $0.5 million, respectively. (See Noninterest Income section on page 56 for further discussion);
●	An $8.1 million increase in noninterest expense, which resulted primarily from an increase in other noninterest expense of $5.7 million, an increase in salary and employee benefits of $2.6 million, an increase in FDIC assessment and other regulatory charges of $2.1 million and an increase in information services expense of $2.7 million. These increases were partially offset by a decrease in merger and branch consolidation related expense of $3.9 million. (See Noninterest Expense section on page 58 for further discussion);

●	A $62.8 million increase in the provision for allowance for credit losses, as the Company recorded provision for credit losses of $23.9 million during the third quarter of 2022 while recording a release of the allowance for credit losses of $38.9 million in the third quarter of 2021; and
●	A $7.2 million increase in the provision for income taxes primarily due to the change in pretax book income between the two quarters. The Company recorded pretax book income of $171.1 million in the third quarter of 2022 compared to pretax book income of $153.6 million in the third quarter of 2021. Our effective tax rate was 22.23% for the three months ended September 30, 2022 compared to 20.06% for the three months ended September 30, 2021.

Our quarterly efficiency ratio declined to 53.1% in the third quarter of 2022 compared to 64.2% in the third quarter of 2021. The improvement in the efficiency ratio compared to the third quarter of 2021 was the result of the 25.5% increase in the total of tax-equivalent (“TE”) net interest income and noninterest income partially offset by the effects of a 4.0% increase in noninterest expense (excluding amortization of intangibles). The improvement in the efficiency ratio this quarter was mainly due to the $98.2 million increase in net interest income as interest income has increased significantly in the current rising rate environment.

Basic and diluted EPS were $1.76 and $1.75, respectively, for the third quarter of 2022, compared to $1.75 and $1.74, respectively for the third quarter of 2021. The increase in basic and diluted EPS was due to a 8.4% increase in net income in the third quarter of 2022 compared to the same period in 2021, partially offset by an increase in average common shares. The increase in average basic common shares was due to the Company issuing 7.3 million shares on March 1, 2022 with the Atlantic Capital acquisition, less the 2.1 million of stock repurchases completed by the Company between September 30, 2021 and September 30, 2022.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Return on average assets (annualized)	1.16%	1.20%	1.05%	1.25%
Return on average equity (annualized)	10.31%	10.21%	9.32%	10.41%
Return on average tangible equity (annualized)*	17.99%	16.86%	16.19%	17.34%
Dividend payout ratio	28.44%	27.94%	30.82%	27.39%
Equity to assets ratio	10.89%	11.72%	10.89%	11.72%
Average shareholders’ equity	$5,121,560	$4,773,451	$5,056,692	$4,733,597

*   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three and nine months ended September 30, 2022, the return on average assets declined for both periods compared to 2021. The return on average equity and the return on average tangible equity increased for the three months ended September 30, 2022 while for the nine months ended September 30, 2022, both ratios decreased compared to the same period in 2021.
o	The decrease in the return on average assets for both the three and nine months ended September 30, 2022 was due to the percentage increase in average assets being greater than the percentage increase in net income. For the third quarter of 2022 compared to the third quarter of 2021, average assets increased 11.7% while net income increased 8.4%. The increase in average assets was mainly due to both increases in loans and investment securities through both the ACBI acquisition and organic growth.
o	The increases in the return on average equity and the return on average tangible equity for the three months ended September 30, 2022 compared to the same period in 2021 were primarily due to the percentage increase in net income of 8.4% being greater than the increases in average equity or tangible equity of 7.3% and 0.6%, respectively. The increase in net income was mainly due to an increase in net interest income of $98.2 million, partially offset by an increase in the provision for credit losses of $62.8 million, a decrease in non-interest income of $9.8 million, and an increase in non-interest expense of $8.1 million.
o	For the nine months ended September 30, 2022, the decreases in the return on average equity and the return on average tangible equity were due to the decrease in net income of $16.2 million, or 4.4%. The decrease in net income was mainly attributable to the provision for credit losses of $34.7 million recorded during the first nine months of 2022 compared to a negative provision (recovery) for credit losses of $156.1 million recorded during the first nine months of 2021. The average equity and the average tangible equity increased $323.1 million and $69.8 million, respectively, in 2022 compared to 2021 as a result of the equity issued for the acquisition of Atlantic Capital on March 1, 2022 and the net income of the company, which was partially offset by the stock repurchases completed by the Company through September 30, 2022.
●	Equity to assets ratios for the quarter ended September 30, 2022 was 10.89%, a decrease of 0.83% from September 30, 2021, which was mainly due to the increase in total assets resulting from higher levels of investment securities and loans acquired through the Atlantic Capital transaction completed on March 1, 2022 and through organic growth. In addition, the decrease was due to the impact from the change in accumulated other comprehensive loss.
●	Dividend payout ratios were 28.44% and 30.82% for the three and nine month periods ending September 30, 2022, respectively, and 27.94% and 27.39% for the three and nine month periods ending September 30, 2021, respectively. The increase in the dividend payout ratio for the three months period ending September 30, 2022 was due the 8.4% increase in net income while total dividends paid during the current quarter increased 10.3% compared to the same period in 2021. The dividend payout ratio for the nine months period ending September 30, 2022 increased due to lower net income and higher dividend paid per share compared to the same period in 2021. The dividend paid per share was $0.50 per share during the third quarter of 2022 and $1.48 for the first nine months of 2022 compared to $0.49 per share during the third quarter of 2021 and $1.43 for the first nine months of 2021.

Net Interest Income and Margin

Non-TE net interest income increased $98.2 million, or 37.8%, to $358.2 million in the third quarter of 2022 compared to $260.0 million in the same period in 2021. Interest-earning assets averaged $40.2 billion during the three months period ended September 30, 2022 compared to $36.2 billion for the same period in 2021, an increase of $4.0 billion, or 11.1% which was in part due to the acquisition of Atlantic Capital completed on March 1, 2022 and organic growth. Interest-bearing liabilities averaged $25.1 billion during the three months period ended September 30, 2022 compared to $23.5 billion for the same period in 2021, an increase of $1.6 billion, or 7.0%, which was also partly due to the interest-bearing liabilities assumed from the acquisition of Atlantic Capital.

In March of 2020, the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in reaction to the COVID-19 pandemic. Rates remained at this low level until mid-March 2022, when the Federal Reserve approved its first federal funds target rate increase in more than three years to a range of 0.25% to 0.50%. In early May 2022, the Federal Reserve approved a 50 basis points rate increase and later a 75 basis points increase in June 2022. The Federal Reserve subsequently approved two 75 basis points increases, first increase in late July 2022 and the most recent increase effective late September 2022, resulting a range of 3.00% to 3.25%. As a result, the Company operated under an increasing rate environment for the entire third quarter of 2022. Some key highlights are outlined below:

●	Both the non-TE and TE net interest margin increased by 68 basis points and 69 basis points, respectively, in the third quarter of 2022 compared to the same quarter of 2021. While the yield on interest-earning assets increased 73 basis points, the cost of interest-bearing liabilities marginally increased 7 basis points compared to the same period in 2021. The increase in the net interest margin was primarily due to the rising rate environment in effect during the third quarter of 2022 and changes in the interest earning asset mix. During the current quarter, the average balance of higher yielding non-acquired loans increased by $5.5 billion while the average balance of lower yielding federal fund sold, reverse repos and other interest-earning declined by $2.9 billion compared to the third quarter of 2021. The cost of interest-bearing liabilities increased only 7 basis points in the rising rate environment as interest-bearing liabilities have been slower to reprice. The cost of interest-bearing deposits increased 4 basis points to 0.17% during the third quarter of 2022 compared to the same period in 2021.
●	Non-TE yield on interest-earning assets for the third quarter of 2022 increased 73 basis points to 3.70% from the comparable period in 2021. The yield on all interest-earning assets increased as the Federal Reserve Bank began to raise interest rates late in the first quarter of 2022. The increase in interest rates, in combination with the increase in higher yielding non-acquired loans of $5.5 billion, affected the overall yield increase between the comparable periods.

●	The average cost of interest-bearing liabilities for the third quarter of 2022 increased 7 basis points from the same period in 2021. Our overall cost of funds, including noninterest-bearing deposits, was 0.17% for the three months ended September 30, 2022 compared to 0.13% for the three months ended September 30, 2021. The average cost of interest-bearing deposits increased 4 basis points as the cost of interest-bearing transaction accounts, money market accounts and savings accounts increased 9 basis points. These increases were partially offset as the cost of time deposits declined 22 basis points compared to the same period in 2021 as these interest-bearing deposits are slower to reprice in a rising rate environment. The overall cost of funds also increased due to a $65.8 million average balance increase in corporate and subordinated debentures, which generally carry a higher interest rate, compared to the third quarter of 2021. The Company assumed $78.4 million in subordinated debentures with the acquisition of ACBI , which it closed on March 1, 2022, and subsequently redeemed $13.0 million of subordinated debentures on June 30, 2022. The net increase in corporate and subordinated debentures, along with the effect of the rising rate environment, resulted in an increase in the cost of corporate debt.

The tables below summarize the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2022 and 2021 and net interest margin on a tax equivalent basis:

	Three Months Ended
	September 30, 2022			September 30, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$3,193,313	$16,668	2.07%	$6,072,760	$2,199	0.14%
Investment securities (taxable) (1)	7,793,046	39,300	2.00%	5,481,510	20,410	1.48%
Investment securities (tax-exempt) (1)	912,611	5,986	2.60%	603,302	2,775	1.82%
Loans held for sale	47,119	620	5.22%	184,547	1,307	2.81%
Acquired loans, net	8,302,410	104,334	4.99%	9,349,423	104,463	4.43%
Non-acquired loans	19,992,567	207,902	4.13%	14,526,895	140,295	3.83%
Total interest-earning assets	40,241,066	374,810	3.70%	36,218,437	271,449	2.97%
Noninterest-Earning Assets:
Cash and due from banks	476,034			533,105
Other assets	4,950,224			4,192,610
Allowance for credit losses	(322,389)			(350,386)
Total noninterest-earning assets	5,103,869			4,375,329
Total Assets	$45,344,935			$40,593,766

Interest-Bearing Liabilities:
Transaction and money market accounts	$17,862,637	$7,956	0.18%	$15,908,784	$3,110	0.08%
Savings deposits	3,621,493	488	0.05%	3,126,055	241	0.03%
Certificates and other time deposits	2,627,280	1,693	0.26%	3,256,488	3,916	0.48%
Federal funds purchased	240,814	1,312	2.16%	479,960	101	0.08%
Securities sold with agreements to repurchase	376,985	194	0.20%	380,850	158	0.16%
Corporate and subordinated debentures	392,427	4,958	5.01%	326,647	3,896	4.73%
Other borrowings	—	—	—%	7,609	41	2.14%
Total interest-bearing liabilities	25,121,636	16,601	0.26%	23,486,393	11,463	0.19%
Noninterest-Bearing Liabilities:
Demand deposits	13,942,163			11,302,376
Other liabilities	1,159,576			1,031,546
Total noninterest-bearing liabilities ("Non-IBL")	15,101,739			12,333,922
Shareholders' equity	5,121,560			4,773,451
Total Non-IBL and shareholders' equity	20,223,299			17,107,373
Total Liabilities and Shareholders' Equity	$45,344,935			$40,593,766

Net Interest Income and Margin (Non-Tax Equivalent)		$358,209	3.53%		$259,986	2.85%
Net Interest Margin (Tax Equivalent)			3.55%			2.86%

Total Deposit Cost (without debt and other borrowings)			0.11%			0.09%
Overall Cost of Funds (including demand deposits)			0.17%			0.13%

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$4,480,569	$28,155	0.84%	$5,505,201	$4,538	0.11%
Investment securities (taxable) (1)	7,622,425	108,368	1.90%	4,843,011	53,165	1.47%
Investment securities (tax-exempt) (1)	874,329	15,937	2.44%	542,106	7,554	1.86%
Loans held for sale	77,844	2,281	3.92%	254,602	5,276	2.77%
Acquired loans, net	8,603,467	300,847	4.68%	10,552,174	355,161	4.50%
Non-acquired loans	18,166,138	515,345	3.79%	13,670,839	391,772	3.83%
Total interest-earning assets	39,824,772	970,933	3.26%	35,367,933	817,466	3.09%
Noninterest-Earning Assets:
Cash and due from banks	552,513			464,255
Other assets	4,655,219			4,137,683
Allowance for credit losses	(310,699)			(403,960)
Total noninterest-earning assets	4,897,033			4,197,978
Total Assets	$44,721,805			$39,565,911

Interest-Bearing Liabilities:
Transaction and money market accounts	$17,885,666	$14,008	0.10%	$15,351,498	$13,011	0.11%
Savings deposits	3,526,720	761	0.03%	2,968,695	1,127	0.05%
Certificates and other time deposits	2,750,051	5,772	0.28%	3,444,503	13,923	0.54%
Federal funds purchased	309,262	2,051	0.89%	525,693	305	0.08%
Securities sold with agreements to repurchase	405,859	505	0.17%	350,248	628	0.24%
Corporate and subordinated debentures	384,074	13,874	4.83%	361,538	13,314	4.92%
Other borrowings	—	—	—%	2,656	44	2.21%
Total interest-bearing liabilities	25,261,632	36,971	0.20%	23,004,831	42,352	0.25%
Noninterest-Bearing Liabilities:
Demand deposits	13,369,638			10,799,307
Other liabilities	1,033,843			1,028,176
Total noninterest-bearing liabilities ("Non-IBL")	14,403,481			11,827,483
Shareholders' equity	5,056,692			4,733,597
Total Non-IBL and shareholders' equity	19,460,173			16,561,080
Total Liabilities and Shareholders' Equity	$44,721,805			$39,565,911

Net Interest Income and Margin (Non-Tax Equivalent)		$933,962	3.14%		$775,114	2.93%
Net Interest Margin (Tax Equivalent)			3.16%			2.94%

Total deposit cost (without debt and other borrowings)			0.07%			0.12%
Overall Cost of Funds (including demand deposits)			0.13%			0.17%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

Interest earned on investment securities was higher in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The average balance of investment securities increased $2.6 billion and $3.1 billion, respectively, for the three and nine months ended September 30, 2022 from the comparable periods in 2021. The yield on the investment securities increased 55 basis points and 45 basis points, respectively, during the three and nine months ended September 30, 2022 compared to the same periods in 2021. Both the average balance and the yield on the investment securities increased as the Bank used a portion of the excess funds to strategically increase the size of its investment securities, along with the Bank’s strategy on replacing lower yielding securities with higher yielding securities as interest rates started to increase in the first quarter of 2022, in addition to retaining a portion of the investment securities acquired from Atlantic Capital on March 1, 2022. The excess liquidity was from the continuous growth in deposits since 2021 and in the first nine months of 2022.

Loans

Interest earned on loans held for investment increased $67.5 million, to $312.2 million and increased $69.3 million to $816.2 million, respectively, in the three and nine months ended September 30, 2022 from the comparable periods in 2021. Interest earned on loans held for investment included loan accretion income recognized during the three and nine months ended September 30, 2022 and 2021 of $9.6 million, $29.1 million, $5.2 million, and $22.0 million, respectively, an increase of $4.3 million and $7.1 million, respectively. Some key highlights for the quarter ended September 30, 2022 are outlined below:

●	Our non-TE yield on total loans increased 31 basis points in the third quarter of 2022 compared to the same period in 2021 due to the effects from the rising rate environment in 2022. The yields on both the acquired and the non-acquired loan portfolios increased 56 basis points and 30 basis points, respectively. The average balance of the lower yielding non-acquired loan portfolio increased $5.5 billion in the third quarter of 2022 compared to the same period in 2021 while the average balance of the higher yielding acquired loan portfolio declined by $1.0 billion.
o	The yield on the acquired loan portfolio increased from 4.43% in the third quarter of 2021 to 4.99% in the same period in 2022.
◾	Interest income on acquired loans slightly decreased by $129,000, primarily due to a decrease in the average balance. The effects from the decrease in average balance were offset by an increase in yield of 56 basis points mainly due to an increase in accretion income of $4.3 million to $9.6 million in the third quarter of 2022 compared to the third quarter of 2021. This increase was mainly attributable to accretion income recognized for the Atlantic Capital transaction.
◾	For the acquired loans, the average balance decreased by $1.0 billion. The decrease in the average balance in the acquired loan portfolio was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	The yield on the non-acquired loan portfolio increased to 4.13% in the third quarter of 2022 compared to 3.83% in the same period in 2021.
◾	Interest income increased by $67.6 million, due to an increase in the average balance of $5.5 billion compared to the same period in 2021.
◾	The average balance of non-acquired loans increased primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	With the rise in interest rates starting late in March 2022, we continued to see an increase in the yield on loans during the third quarter of 2022 compared to the previous quarter.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $1.6 billion, or 7.0%, in the third quarter of 2022 compared to the same period in 2021. Overall cost of funds, including demand deposits, increased by 4 basis points to 0.17% in the third quarter of 2022, compared to the same period in 2021. Some key highlights for the quarter ended September 30, 2022 compared to the same period in 2021 include:

●	The cost of interest-bearing deposits was 0.17% for the third quarter of 2022 compared to 0.13% for the same period in 2021.
o	Interest expense on interest-bearing deposits increased by $2.9 million in the third quarter of 2022 compared to the same period in 2021 as interest expense on interest-bearing transaction accounts, money market accounts and savings accounts increased $5.1 million while interest expense on time deposits declined $2.2 million, as these deposits are slower to reprice in a rising rate environment.
o	The average balance of interest-bearing deposits increased by $1.8 billion, primarily due to the interest-bearing deposits of $1.6 billion assumed from the Atlantic Capital acquisition on March 1, 2022. The average balance of lower costing interest-bearing transaction accounts, money market accounts and savings accounts increased $2.4 billion while the average balance of higher costing time deposits declined $629.2 million in the third quarter of 2022 compared to the same period in 2021. Overall, interest-bearing deposits have been slower to reprice in the rising rate environment.
●	The cost on the corporate and subordinated debt increased by 28 basis points to 5.01% for the three months ended September 30, 2022 driven by the effects from the rising rate environment on the repricing of variable rate trust preferred corporate debt.
o	The interest expense from corporate and subordinated debt increased $1.1 million during the third quarter of 2022 compared to the same period in 2021.
o	The average balance of corporate and subordinated debt increased by $65.8 million due to the $78.4 million of subordinated debentures assumed from Atlantic Capital on March 1, 2022, partially offset by the redemption of $13.0 million of subordinated debentures in late June 2022.
●	The cost of federal funds purchased increased 208 basis points due to the rising rate environment in the third quarter of 2022. Although the average balance decreased by $239.1 million, the increase of $1.2 million in the interest expense was due to increase in average cost.
●	There were no outstanding balances in other borrowings during 2022. The $25.0 million borrowed on a line of credit in June 2021 was repaid in July of 2021.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $2.6 billion, or 23.4%, to $13.9 billion in the third quarter of 2022 compared to $11.3 billion during the same period in 2021. The increase in average noninterest-bearing deposits was primarily due to our focus on relationship banking and the overall liquidity in the banking system. The Company also acquired noninterest-bearing deposit balances from Atlantic Capital during the first quarter of 2022, which affected the average balance for the third quarter of 2022. The noninterest-bearing deposit balances from Atlantic Capital on the acquisition date were approximately $1.4 billion in total.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended September 30, 2022 and 2021, noninterest income comprised 17.7%, and 25.1%, respectively, of total net interest income and noninterest income. For the nine months ended September 30, 2022 and 2021, noninterest income comprised 21.2%, and 25.3%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$20,313	$16,098	$60,349	$46,998
Debit, prepaid, ATM and merchant card related income	10,875	10,032	33,399	28,350
Mortgage banking income	2,262	15,560	18,336	52,555
Trust and investment services income	9,603	9,150	29,152	27,461
Correspondent banking and capital market income	20,552	25,164	76,150	79,789
Securities gains, net	30	64	30	100
SBA income	6,401	4,009	13,924	9,417
Bank owned life insurance income	6,082	5,132	17,588	13,479
Other	1,060	1,801	2,632	4,166
Total noninterest income	$77,178	$87,010	$251,560	$262,315

Noninterest income decreased by $9.8 million, or 11.3%, during the third quarter of 2022 compared to the same period in 2021. This quarterly change in total noninterest income resulted from the following:

●	Mortgage banking income decreased by $13.3 million, or 85.5%, during the current quarter compared to the same period prior year, which was comprised of $12.6 million, or 89.1%, decrease from mortgage income in the secondary market and a $708,000, or 49.3%, decrease from mortgage servicing related income, net of the hedge. During the current quarter, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market compared to the same quarter in 2021, which resulted in a decrease in mortgage income from the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter.
o	During the third quarter of 2022, mortgage income from the secondary market comprised of a $3.6 million decrease in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $9.0 million decrease in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production. Mortgage commission expense was $2.4 million during the three months ended September 30, 2022 compared to $6.5 million during the comparable period in 2021.
o	The decrease in mortgage servicing related income, net of the hedge, in the three months ended September 30, 2022 was due to a $1.1 million decrease in the change in fair value of the MSR, including decay, offset by a $388,000 increase in mortgage servicing fee income. The decrease in the change in fair value of the MSR was primarily due to an increase in losses on the MSR hedge of $3.0 million, offset by an increase in the change in fair value from interest rates of $1.0 million and a $897,000 decline in MSR decay as interest rates have increased since the third quarter of 2021. The increase in servicing fee resulted from the increase in size of the servicing portfolio.
●	Correspondent banking and capital markets income for the third quarter of 2022 decreased by $4.6 million from the third quarter of 2021. The decline was due to lower commissions and fees earned on fixed income security sales during the third quarter as the volume in sales declined from the prior period. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Service charges on deposit accounts was higher by $4.2 million, or 26.2%, in the third quarter of 2022 compared to the same period in 2021, mainly due to the increase in customers and activity through the Atlantic Capital merger completed during the first quarter of 2022. The total increase primarily consists of increases in service charge account maintenance fees of $3.4 million and in NSF and Automated Overdraft Privilege (“AOP”) charges of $637,000.
●	Debit, prepaid, ATM and merchant card related income was higher by $843,000, or 8.4%, in the third quarter of 2022 compared to the same quarter in 2021. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card income, credit card sales incentive, and merchant card income resulting from the increase in activity related to the acquisition of Atlantic Capital completed in the first quarter of 2022. Debit card income, credit card sales incentive, and merchant card related increased by $221,000, $431,000, and by $215,000, respectively.
●	Bank owned life insurance income increased $950,000, or 18.5%, in the third quarter of 2022 compared to the same quarter in 2021. This increase was due to the purchase of $86.0 million of new policies since March 2022 and the addition of $74.6 million in BOLI through the acquisition of Atlantic Capital completed in the first quarter of 2022.
●	SBA income, including the impact from the change to fair value accounting during 2022, increased by $2.4 million, or 59.7% compared to the third quarter of 2021. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The increase is mainly attributable to additional business resulting from the acquisition of Atlantic Capital.

Noninterest income decreased by $10.8 million, or 4.1%, during the nine months ended September 30, 2022 compared to the same period in 2021. This change in total noninterest income resulted from the following:

●	Mortgage banking income decreased by $34.2 million, or 65.1%, which was comprised of $36.0 million, or 72.0%, decrease from mortgage income in the secondary market, offset by a $1.7 million, or 66.4%, increase from mortgage servicing related income, net of the hedge. During the current year, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market compared to 2021, which resulted in a decrease in mortgage income from the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter.
o	During the first nine months of 2022, mortgage income from the secondary market comprised of a $0.6 million decrease in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $35.4 million decrease in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production. Mortgage commission expense was $11.3 million during the nine months ended September 30, 2022 compared to $22.4 million during the comparable period in 2021.
o	The increase in mortgage servicing related income, net of the hedge, in the nine months ended September 30, 2022 was due to a $171,000 increase in the change in fair value of the MSR, including decay, and a $1.6 million increase from servicing fee income. The fair value from interest rates increased $10.7 million as interest rates have increased starting March 2022 and the decrease in the change in fair value of the MSR was due to an increase in losses on the MSR hedge, including decay, of $10.5 million. The increase in servicing fee resulted from the increase in size of the servicing portfolio.
●	Correspondent banking and capital markets income for 2022 decreased by $3.6 million compared to 2021. The decline was due to lower commissions and fees earned on fixed income security sales during 2022 as the volume in sales declined from 2021, partially offset by an increase in adjustable rate credit loan hedging income.
●	Service charges on deposit accounts were higher in 2022 by $13.4 million, or 28.4%, compared to 2021, due primarily to the increase in customers and activity through the Atlantic Capital merger completed during the first quarter of 2022. The increase includes service charge account maintenance fees of $7.7 million, in NSF and AOP charges of $4.0 million and in other retail fees including wire transfer fees of $1.7 million.
●	Debit, prepaid, ATM and merchant card related income was higher by $5.0 million, or 17.8%, in 2022 compared to 2021. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card, credit card sales incentive, ATM and merchant card income due to the increase in activity related to the merger with Atlantic Capital completed in the first quarter of 2022. The nine months ended September 30, 2022 included activity from Atlantic Capital from March 1, 2022 through September 30, 2022. Debit card income, credit card sales incentive, and foreign ATM fee income increased by $3.2 million, $1.3 million, and by $668,000, respectively.
●	Bank owned life insurance income increased $4.1 million, or 30.5%, in 2022 compared to 2021. This increase was due to the purchase of $86.0 million of new policies since March 2022 and the addition of $74.6 million in BOLI resulting from the acquisition of Atlantic Capital in the first quarter of 2022.
●	SBA income, including the impact from the change to fair value accounting, increased by $4.5 million, or 47.9% in 2022 compared to 2021. The increase is mainly due to additional business resulting from the acquisition of Atlantic Capital.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Salaries and employee benefits	$139,554	$136,969	$414,264	$414,709
Occupancy expense	22,490	23,135	67,089	69,310
Information services expense	20,714	18,061	59,854	55,928
OREO expense and loan related (income) expense	532	1,527	291	2,769
Amortization of intangibles	7,837	8,543	25,178	26,675
Business development and staff related expense	5,090	4,424	14,282	12,100
Supplies and printing	758	664	2,036	2,734
Postage expense	1,863	1,646	5,174	4,746
Professional fees	3,495	2,415	11,575	7,990
FDIC assessment and other regulatory charges	6,300	4,245	16,444	13,017
Advertising and marketing	2,170	2,185	6,219	5,584
Merger and branch consolidation related expense	13,679	17,618	29,345	60,598
Extinguishment of debt cost	—	—	—	11,706
Other	15,951	10,858	48,451	36,518
Total noninterest expense	$240,433	$232,290	$700,202	$724,384

Noninterest expense increased by $8.1 million, or 3.5%, in the third quarter of 2022 as compared to the same period in 2021. The quarterly increase in total noninterest expense primarily resulted from the following:

●	An increase in salaries and employee benefits of $2.6 million, or 1.9%, in the three months period ending September 30, 2022 compared to the same period in 2021. The increase was primarily due to higher base salaries and wages resulting from the addition of Atlantic Capital employees and normal raises and salary increases during the year, in addition to an increase in incentive expenses resulting from the addition of Atlantic Capital employees in March 2022, higher loan production volumes and the Company’s strong performance during the current period, which led to higher incentive accruals. This was partially offset by higher deferred loan costs, which are applied against salaries and employee benefits, caused by higher loan production volumes and an update in the Company’s standard loan costs during 2022. Also, commissions expense declined in the third quarter of 2022 compared to the same period in 2021 by $1.3 million mainly due to a decline of $1.5 million in commission expense related to bond sales as the volume in bond sales declined in 2022. During the current quarter, we recorded a total of $7.8 million in commission and $15.8 million in retail and loan incentives expenses compared to $10.1 million and $11.2 million, respectively, during the comparable period in 2021.
●	An increase in information services expense of $2.7 million, or 14.7%, due to additional cost associated with systems added through our acquisition of Atlantic Capital along with the cost of the Company updating systems as it grows in size and complexity.
●	An increase in FDIC assessment and other regulatory charges of $2.0 million, or 48.4%, in the third quarter of 2022 compared to the same period in 2021. This increase was mainly due to an increase in the FDIC assessment of $2.0 million as the Company continues to grow in size and complexity.
●	An increase in other noninterest expense of $5.1 million, or 46.9%, compared to the third quarter of 2021. This increase was primarily due to increases in fraud, digital banking and miscellaneous operational charge-off related expenses of $2.4 million, increases in incurred but not reported insurance loss reserves of $894,000 and increases in donations of $587,000. During the third quarter of 2022, the Company contributed $250,000 to charities to help those impacted by Hurricane Ian.

●	A decrease in merger and branch consolidation related expense of $3.9 million compared to the third quarter of 2021. The expense in the third quarter of 2022 consists of branch consolidations and the merger related costs pertaining to the Atlantic Capital merger. The expense in the third quarter of 2021 mainly consisted of costs related to the merger with CenterState.

Noninterest expense decreased by $24.2 million, or 3.3%, during the nine months ended September 30, 2022 compared to the same period in 2021. The categories and explanations for the increases year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	A decrease in extinguishment of debt cost of $11.7 million in the third quarter of 2022. The cost incurred in the second quarter of 2021 was from the write-off of the unamortized purchase accounting adjustment recorded on the trust preferred securities assumed in the CenterState merger. All of the trust preferred securities assumed in the CenterState merger were redeemed in June 2021.
●	A decrease in merger and branch consolidation related expense of $31.3 million, or 51.6%, compared to the nine months ended September 30, 2021. The expense in 2022 consists mainly of costs associated with branch consolidations and the merger related costs pertaining to the Atlantic Capital acquisition. The expense in 2021 mainly consisted of costs related to the merger with CenterState.
●	An increase in other noninterest expense of $11.9 million, or 32.7%, compared to the nine months ended September 30, 2021. This increase was due to increases in fraud, digital banking and miscellaneous operational charge-off related expenses of $5.6 million, increases on loan production expenses of $2.0 million, expense related to the settlement of a lawsuit of $2.6 million, increases in tax penalties of $635,000, increases in incurred but not reported insurance loss reserves of $663,000 and increases in donations of $648,000.
●	An increase in professional fees of $3.6 million, or 44.9%, in the nine months period ending September 30, 2022 compared to the same period in 2021. This increase was primarily due to increases in non-legal and advisory and committee related fees.
●	An increase in FDIC assessment and other regulatory charges of $3.4 million, or 26.3%, in the nine months period ending September 30, 2022 compared to the same period in 2021. This increase was mainly due to an increase in the FDIC assessment of $2.7 million and OCC examination fee of $670,000 as the Company continues to grow in size and complexity.
●	An increase in information services expense of $3.9 million, or 7.0%, due to additional cost associated with systems added through our acquisition of Atlantic Capital, along with the cost of the Company updating systems as it grows in size and complexity.

Income Tax Expense

Our effective tax rate was 22.23% and 21.76% for the three and nine months ended September 30, 2022 compared to 20.06% and 21.41% for the three and nine months ended September 30, 2021.  The increase in the effective tax rate for the quarter was driven by an increase in pre-tax book income, an increase in non-deductible executive compensation, and additional expense related to return to provision items recorded during the quarter. These balances were partially offset by an increase in federal tax credits available, an increase in tax-exempt income and an increase in the cash surrender value of BOLI policies held.

The increase in the year-to-date effective tax rate compared to the same period of 2021 was driven by the increase in non-deductible executive compensation, an increase in non-deductible FDIC premiums, and additional expense related to return to provision items recorded during the quarter. The increase was partially offset by an increase in tax-exempt income and an increase in the cash surrender value of BOLI policies held, and an increase in federal tax credits available in the current year compared to the same period in 2021.

Analysis of Financial Condition

Summary

Our total assets increased approximately $3.2 billion, or 7.7%, from December 31, 2021 to September 30, 2022, to approximately $45.2 billion. Within total assets, loans increased $4.9 billion, or 20.5%, investment securities increased $1.1 billion, or 15.5%, while cash and cash equivalents decreased $4.0 billion, or 58.9% during the period. Within total liabilities, deposit growth was $2.6 billion, or 7.4%, corporate and subordinated debentures increased $65.3 million, or 20.0%, while federal funds purchased and securities sold under agreements to repurchased decreased $223.4 million, or 28.6%. Total shareholder’s equity increased $118.2 million, or 2.5%. The increases in loans, investments, total assets, deposits, borrowings and shareholder’s equity were mainly attributable to the acquisition of Atlantic Capital on March 1, 2022 in addition to organic growth. Our loan to deposit ratio was 77% and 68% at September 30, 2022 and December 31, 2021, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements and derivative exposure.  At September 30, 2022, investment securities totaled $8.3 billion, compared to $7.2 billion at December 31, 2021, an increase of $1.1 billion, or 15.5%. The Atlantic Capital acquisition added $691.7 million of investment securities available for sale to our portfolio. We immediately sold $414.4 million in securities, after principal paydowns, and retained $273.7 million in our portfolio. The Atlantic Capital securities retained were mostly state and municipal obligations. During the nine months ended September 30, 2022, we purchased $2.5 billion of securities, $1.1 billion classified as held to maturity, $1.4 billion classified as available for sale and $20.4 million classified as other investment securities. These purchases were partially offset by maturities, paydowns, sales and calls of investment securities totaling $1.1 billion. Net amortization of premiums was $21.5 million in the first nine months of 2022. The decrease in fair value in the available for sale investment portfolio of $922.5 million in the first nine months of 2022 compared to December 31, 2021 was mainly due to an increase in both short term and long term interest rates during the nine months period ending September 30, 2022.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized			BB or
(Dollars in thousands)	Cost	Value	Net Loss	AAA - A	BBB	Lower	Not Rated
September 30, 2022
U.S. Treasuries	$271,783	$264,425	$(7,358)	$271,783	$—	$—	$—
U.S. Government agencies	443,204	385,793	(57,411)	443,204	—	—	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,681,298	3,095,323	(585,975)	96	—	—	3,681,202
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,213,148	1,047,337	(165,811)	—	—	—	1,213,148
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,591,096	1,327,637	(263,459)	17,073	—	—	1,574,023
State and municipal obligations	1,256,045	1,003,318	(252,727)	1,255,990	—	—	55
Small Business Administration loan-backed securities	565,905	511,586	(54,319)	516,617	—	—	49,288
Corporate securities	35,595	33,353	(2,242)	—	—	—	35,595
	$9,058,074	$7,668,772	$(1,389,302)	$2,504,763	$—	$—	$6,553,311

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

At September 30, 2022, we had 1,326 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $1.4 billion. At December 31, 2021, we had 296 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $106.0 million. The total number of investment securities with an unrealized loss position increased by 1,030 securities, while the total dollar amount of the unrealized loss increased by $1.3 billion. The increase in both the number of investment securities in a loss position and the total unrealized loss from December 31, 2021 is due to an increase in short term and long term interest rates during the first nine months of 2022.

All investment securities in an unrealized loss position as of September 30, 2022 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not likely that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Account Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, Management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2022, we determined that there was no impairment on our other investment securities. As of September 30, 2022, other investment securities represented approximately $179.8 million, or 0.40% of total assets, and primarily consists of FHLB and FRB stock which totals $165.4 million, or 0.37% of total assets. There were no gains or losses on the sales of these securities for three and nine months ended September 30, 2022 and 2021, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and the Bank’s subsidiary Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Condensed Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $51.9 million and $77.7 million, respectively, at September 30, 2022 and December 31, 2021.

Loans Held for Sale

The balance of mortgage loans held for sale decreased $157.2 million from December 31, 2021 to $34.5 million at September 30, 2022. Total mortgage production remained strong at $1.1 billion during the third quarter of 2022, however, a significantly higher percentage of mortgage production was booked to portfolio instead of being sold into the secondary market, 78% for the third quarter of 2022 compared to 73% in the previous quarter and 46% during the fourth quarter of 2021. The secondary pipeline decreased to $76 million at September 30, 2022 compared to $254 million at December 31, 2021. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	September 30,	% of	December 31,	% of
(Dollars in thousands)	2022	Total	2021	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$263,658	0.9%	$180,449	0.8%
Commercial non-owner occupied	2,105,164	7.3%	2,048,952	8.6%
Commercial owner occupied real estate	1,409,183	4.9%	1,325,412	5.5%
Consumer owner occupied	612,776	2.1%	733,662	3.1%
Home equity loans	328,699	1.1%	405,241	1.7%
Commercial and industrial	1,265,635	4.4%	770,133	3.2%
Other income producing property	210,744	0.7%	286,566	1.2%
Consumer non real estate	169,089	0.6%	139,470	0.6%
Other	227	—%	184	—%
Total acquired - non-purchased credit deteriorated loans	6,365,175	22.0%	5,890,069	24.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	51,637	0.2%	59,683	0.2%
Commercial non-owner occupied	612,387	2.1%	859,687	3.5%
Commercial owner occupied real estate	463,104	1.6%	542,602	2.3%
Consumer owner occupied	202,043	0.7%	243,645	1.0%
Home equity loans	40,570	0.1%	53,037	0.2%
Commercial and industrial	74,516	0.3%	85,380	0.4%
Other income producing property	56,678	0.2%	88,093	0.4%
Consumer non real estate	43,627	0.2%	55,195	0.2%
Total acquired - purchased credit deteriorated loans (PCD)	1,544,562	5.4%	1,987,322	8.2%
Total acquired loans	7,909,737	27.4%	7,877,391	32.9%
Non-acquired loans:
Construction and land development	2,235,257	7.8%	1,789,084	7.5%
Commercial non-owner occupied	5,246,919	18.2%	3,827,060	16.0%
Commercial owner occupied real estate	3,553,929	12.3%	3,102,102	13.0%
Consumer owner occupied	3,914,971	13.6%	2,661,057	11.1%
Home equity loans	878,061	3.0%	710,316	3.0%
Commercial and industrial	3,637,586	12.6%	2,905,620	12.1%
Other income producing property	409,424	1.4%	322,145	1.3%
Consumer non real estate	1,047,130	3.6%	709,992	3.0%
Other	3,289	0.1%	23,399	0.1%
Total non-acquired loans	20,926,566	72.6%	16,050,775	67.1%
Total loans (net of unearned income)	$28,836,303	100.0%	$23,928,166	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $4.9 billion, or 27.4% annualized, to $28.8 billion at September 30, 2022. This increase included a $229.5 million decline in total PPP loans from December 31, 2021. Excluding the effects from PPP loans, total loans increased $5.1 billion, or 29.0% annualized in the first nine months of 2022. Our non-acquired loan portfolio increased by $4.9 billion, or 40.6% annualized, driven by growth in all categories. Commercial non-owner occupied loans, consumer owner occupied loans, commercial and industrial loans, commercial owner occupied real estate and construction and land development loans led the way with $1.4 billion, $1.3 billion, $732.0 million, $451.8 million and $446.2 million in year-to-date loan growth, respectively, or 49.6%, 63.0%, 33.7%, 19.5% and 33.3% annualized growth, respectively. The non-acquired loan growth was offset by a $215.8 million decline in non-acquired PPP loans from December 31, 2021. The acquired loan portfolio increased by $32.3 million, or 0.5% annualized, due to the addition of $2.4 billion from the merger with Atlantic Capital, net of offsets from paydowns and payoffs in both the PCD and Non-PCD loan categories, along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that increased were commercial and industrial loans and construction and land development loans with $484.6 million and $75.2 million in year-to-date loan growth as most other categories of acquired loans declined. Acquired loans as a percentage of total loans decreased to 27.4% and non-acquired loans as a percentage of the overall portfolio increased to 72.6% at September 30, 2022. This compares to acquired loans as a percentage of total loans of 32.9% and non-acquired loans as a percentage of total loans of 67.1% at December 31, 2021.

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

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by Management to determine the best estimate within the range of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data, such as gross domestic product growth, monetary and fiscal policy, inflation, supply chain issues and global events like the Russian/Ukraine conflict, as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the bank’s operating environment and geographic area. Additional forecast scenarios may be weighted along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require Management to adjust the selection of scenarios and weightings, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses a four-quarter forecast and a four-quarter reversion period.

The Russian invasion of Ukraine, global supply chain, energy and commodity issues, and persistent elevated levels of inflation have increased volatility and uncertainties within the economy and economic forecasts. It is widely acknowledged that the chances of recession have increased over the last two quarters. Accordingly, Management continues to use a blended forecast scenario of the baseline and more severe scenario, depending on the circumstances and economic outlook. As of September 30, 2022, Management selected a baseline weighting of 60%, up from 40% in the second quarter of 2022, and decreased the more severe scenario to 40%, down from 60% in the previous quarter. The change in weighting from the second to third quarter is more reflective of changes in the baseline forecast than of a material change in Management’s outlook, which has remained consistent with prior quarters. Specifically, Management observed the September baseline scenario captured more appropriately the growing recessionary risks first considered by Management in the prior quarter. While employment figures show resilience, the downward shifts in commercial real estate price index and national house price index and GDP were more closely aligned with current economic conditions observed by Management. The resulting provision was approximately $23.9 million during the third quarter of 2022, including the provision for unfunded commitments.

Included in its systematic methodology to determine its ACL, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: (1) lending policy; (2) economic conditions not captured in models; (3) volume and mix of loan portfolio; (4) past due trends; (5) concentration risk; (6) external factors; and (7) model limitations. During the third quarter of 2022, we included a $1.9 million qualitative adjustment for model limitations pertaining to the PCD loan portfolio acquired through the Atlantic Capital merger. In the prior quarter, we made a qualitative adjustment of $42.2 million, or 15 basis points, for economic conditions based on an analysis that forecasts of commercial real estate indices and the unemployment rate did not fully reflect the risks of recession. However, with the downward shifts observed during the third quarter of 2022 in the baseline and more adverse forecast scenarios, Management determined the shifts in the weighting of the scenarios sufficiently captured the expected credit losses of the loan portfolio; therefore, a qualitative adjustment for economic conditions was no longer necessary for the current period end.

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

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a troubled debt restructuring (“TDR”) with a borrower. In the event of a reasonably expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL. The Company has not chosen to early adopt the retirement of TDR guidance, which will be adopted effective January 1, 2023.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2022, the accrued interest receivable for loans recorded in Other Assets was $93.7 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of September 30, 2022, the liability recorded for expected credit losses on unfunded commitments was $53.0 million. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Income.

As of September 30, 2022, the balance of the ACL was $324.4 million or 1.12% of total loans. The ACL increased $4.7 million from the balance of $319.7 million recorded at June 30, 2022. This increase during the third quarter of 2022 included $3.4 million of provision for credit losses, in addition to $1.3 million in net recoveries. During the first nine months of 2022, the Company released $1.5 million of its allowance for credit losses along with net charge-offs of $3.4 million. For both the three and nine months ended September 30, 2022, the Company recorded a provision for credit losses based on loan growth and adjusted the weighting of the baseline and more severe forecast scenarios in our modeling to adequately capture growing economic recessionary risks.

At September 30, 2022, the Company had a reserve on unfunded commitments of $53.0 million, which was recorded as a liability on the Balance Sheet, compared to $32.5 million at June 30, 2022 and $30.5 million at December 31, 2021. During the three and nine months ended September 30, 2022, the Company recorded a provision for credit losses on unfunded commitments of $20.5 million and $22.5 million, respectively. The year-to-date provision of $22.5 million includes the initial provision for credit losses for unfunded commitments acquired from Atlantic Capital, which the Company recorded during the first quarter of 2022. The provision for credit losses is based on the growth in unfunded loan commitments and the adjustment in the weighting of the baseline and more severe forecast scenarios in our modeling to adequately capture growing economic recessionary risks. This amount was recorded in Provision (Recovery) for Credit Losses on the Condensed Consolidated Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during the first nine months of 2022.

At September 30, 2022, the allowance for credit losses was $324.4 million, or 1.12%, of period-end loans. The ACL provides 3.24 times coverage of nonperforming loans at September 30, 2022. Net recoveries and net charge-offs to total average loans during three and nine months ended September 30, 2022 were (0.02)% and 0.02%, respectively. We continued to show solid and stable asset quality numbers and ratios as of September 30, 2022.

The following table provides the allocation, by segment, for expected credit losses for the nine months ended September 30, 2022 .Because PPP loans are government guaranteed and Management implemented additional reviews and procedures to help mitigate potential losses, Management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

	September 30, 2022
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$68,020	18.1%
Residential Mortgage Junior	523	0.1%
Revolving Mortgage	16,066	4.6%
Residential Construction	8,330	2.9%
Other Construction and Development	31,808	5.7%
Consumer	26,804	4.3%
Multifamily	3,124	2.2%
Municipal	702	2.5%
Owner Occupied Commercial Real Estate	54,159	18.9%
Non-Owner Occupied Commercial Real Estate	76,253	25.5%
Commercial and Industrial	38,609	15.2%
Total	$324,398	100.0%

*     Loan balance in each category expressed as a percentage of total loans, excluding PPP loans.

The following tables present a summary of net charge off ratios by loan segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$326	$4,969,293	0.01%	$317	$4,091,350	0.01%
Residential Mortgage Junior	30	13,463	0.22%	48	17,232	0.28%
Revolving Mortgage	3,128	1,294,266	0.24%	571	1,270,134	0.04%
Residential Construction	2	803,546	—%	2	586,292	—%
Other Construction and Development	280	1,686,262	0.02%	748	1,392,018	0.05%
Consumer	(2,169)	1,235,652	(0.18)%	(1,789)	894,088	(0.20)%
Multifamily	—	632,806	—%	—	370,940	—%
Municipal	—	703,028	—%	—	626,733	—%
Owner Occupied Commercial Real Estate	(784)	5,415,587	(0.01)%	328	4,904,524	0.01%
Non-Owner Occupied Commercial Real Estate	21	7,202,177	—%	(68)	5,932,387	—%
Commercial and Industrial	428	4,338,897	0.01%	(203)	3,790,620	(0.01)%
Total	$1,262	$28,294,977		$(46)	$23,876,318

	Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$962	$4,575,374	0.02%	$899	$4,152,453	0.02%
Residential Mortgage Junior	176	14,070	1.25%	131	23,388	0.56%
Revolving Mortgage	3,359	1,272,764	0.26%	1,068	1,308,461	0.08%
Residential Construction	7	727,940	—%	3	566,723	—%
Other Construction and Development	920	1,594,965	0.06%	1,091	1,364,538	0.08%
Consumer	(5,762)	1,123,007	(0.51)%	(4,383)	885,276	(0.50)%
Multifamily	—	557,788	—%	3	371,807	—%
Municipal	—	678,523	—%	—	625,867	—%
Owner Occupied Commercial Real Estate	(825)	5,296,105	(0.02)%	(1,256)	4,860,520	(0.03)%
Non-Owner Occupied Commercial Real Estate	34	6,897,624	—%	129	5,872,792	—%
Commercial and Industrial	(2,271)	4,031,447	(0.06)%	176	4,191,190	—%
Total	$(3,400)	$26,769,607		$(2,139)	$24,223,015

The following tables present summary of ACL for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$257,428	$62,280	$319,708	$245,368	$105,033	$350,401
ACL - PCD loans for ACBI merger	—	—	—	—	—	—
Loans charged-off	(5,242)	(1,884)	(7,126)	(3,280)	(567)	(3,847)
Recoveries of loans previously charged off	4,380	4,008	8,388	2,052	1,749	3,801
Net (charge-offs) recoveries	(862)	2,124	1,262	(1,228)	1,182	(46)
(Recovery) provision for credit losses	14,353	(10,925)	3,428	(22,759)	(13,452)	(36,211)
Balance at end of period	$270,919	$53,479	$324,398	$221,381	$92,763	$314,144

Total loans, net of unearned income:
At period end	$28,836,303			$23,788,949
Average	28,294,977			23,876,318
Net charge-offs as a percentage of average loans (annualized)	(0.02)%			0.00%
Allowance for credit losses as a percentage of period end loans	1.12%			1.32%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	324.30%			348.27%

	Nine Months Ended September 30,
	2022			2021
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$225,227	$76,580	$301,807	$315,470	$141,839	$457,309
ACL - PCD loans for ACBI merger	—	13,758	13,758	—	—	—
Loans charged-off	(13,218)	(5,561)	(18,779)	(10,873)	(2,010)	(12,883)
Recoveries of loans previously charged off	9,023	6,356	15,379	5,933	4,811	10,744
Net (charge-offs) recoveries	(4,195)	795	(3,400)	(4,940)	2,801	(2,139)
Initial provision for credit losses - ACBI	13,697	—	13,697	—	—	—
(Recovery) provision for credit losses	36,190	(37,654)	(1,464)	(89,149)	(51,877)	(141,026)
Balance at end of period	$270,919	$53,479	$324,398	$221,381	$92,763	$314,144

Total loans, net of unearned income:
At period end	$28,836,303			$23,788,949
Average	26,769,605			24,223,013
Net charge-offs as a percentage of average loans (annualized)	0.02%			0.01%
Allowance for credit losses as a percentage of period end loans	1.12%			1.32%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	324.30%			348.27%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2022	2022	2022	2021	2021
Non-acquired:
Nonaccrual loans	$30,076	$20,383	$19,174	$18,201	$22,087
Accruing loans past due 90 days or more	2,358	1,371	22,818	4,612	1,729
Restructured loans - nonaccrual	4,298	333	408	499	1,713
Total non-acquired nonperforming loans	36,732	22,087	42,400	23,312	25,529
Other real estate owned (“OREO”) (1) (6)	58	—	252	252	92
Other nonperforming assets (2)	56	93	212	338	273
Total non-acquired nonperforming assets	36,846	22,180	42,864	23,902	25,894
Acquired:
Nonaccrual loans (3)	61,866	63,526	59,267	56,718	64,583
Accruing loans past due 90 days or more	1,430	4,418	12,768	251	89
Total acquired nonperforming loans	63,296	67,944	72,035	56,969	64,672
Acquired OREO (1) (7)	2,102	1,431	3,038	2,484	3,595
Other acquired nonperforming assets (2)	132	146	80	391	209
Total acquired nonperforming assets	65,530	69,521	75,153	59,844	68,476
Total nonperforming assets	$102,376	$91,701	$118,017	$83,746	$94,370

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.18%	0.11%	0.25%	0.15%	0.17%
Total nonperforming assets as a percentage of total assets (5)	0.08%	0.05%	0.09%	0.06%	0.06%
Nonperforming loans as a percentage of period end loans (4)	0.18%	0.11%	0.25%	0.15%	0.17%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.35%	0.33%	0.44%	0.35%	0.40%
Total nonperforming assets as a percentage of total assets	0.23%	0.20%	0.26%	0.20%	0.23%
Nonperforming loans as a percentage of period end loans (4)	0.35%	0.32%	0.43%	0.34%	0.38%
(1)	Consists of real estate acquired as a result of foreclosure.

(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $21.2 million, $1.4 million, $893,000, $1.0 million and $1.0 million as of September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $3.9 million, $4.2 million, $5.5 million, $8.6 million and $14.1 million as of September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $102.4 million, or 0.35% of total loans and repossessed assets, at September 30, 2022, an increase of $18.6 million, or 22.3%, from December 31, 2021. Total nonperforming loans were $100.0 million, or 0.35%, of total loans, at September 30, 2022, an increase of $19.7 million, or 24.6%, from December 31, 2021. Non-acquired nonperforming loans increased by $13.4 million from December 31, 2021. The increase in non-acquired nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $12.0 million, an increase in restructured nonaccrual loans of $3.8 million, offset by a decrease in accruing loans past due 90 days or more of $2.3 million. The increase in commercial nonaccrual loans at September 30, 2022 was primarily due to one commercial owner occupied loan totaling $11.1 million. Acquired nonperforming loans increased $6.3 million from December 31, 2021. The increase in the acquired nonperforming loan balances was due to an increase in commercial nonaccruing loans of $6.5 million, an increase in accruing loans past due 90 days or more of $1.2 million, offset by a decrease in consumer nonaccruing loans of $1.4 million.

At September 30, 2022, OREO totaled $2.2 million, which included $58,000 in non-acquired OREO and $2.1 million in acquired OREO. Total OREO decreased $324,000 million from December 31, 2021. At September 30, 2022, non-acquired OREO consisted of two properties with an average value of $29,000. This compared to one property with an average value of $252,000 at December 31, 2021. In the third quarter of 2022, we added two new properties into non-acquired OREO, while there were no sales during the period. At September 30, 2022, acquired OREO consisted of ten properties with an average value of $210,200, compared to eleven properties with an average value of $226,000 at December 31, 2021. In the third quarter of 2022, two new properties were transferred to acquired OREO, while selling one property with no aggregate value.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $19.5 million, or 0.09%, of total non-acquired loans outstanding, at September 30, 2022, compared to $6.9 million, or 0.04%, of total non-acquired loans outstanding, at December 31, 2021. Potential problem loans related to acquired loans totaled $23.8 million, or 0.30%, of total acquired loans outstanding, at September 30, 2022, compared to $19.3 million, or 0.24% of total acquired loans outstanding, at December 31, 2021. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused Management to have concern about the borrower’s ability to comply with present repayment terms.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Total interest-bearing deposits increased $449.8 million or 2.6% annualized to $24.0 billion at September 30, 2022 from $23.6 billion at December 31, 2021. This increase was driven by interest-bearing deposits assumed from Atlantic Capital of $1.1 billion (balance of deposits at September 30, 2022). During the nine months ended September 30, 2022, core deposits increased $724.2 million, excluding the balance of core deposits assumed in the Atlantic Capital transaction during the first quarter of 2022. These funds exclude certificates of deposits and other time deposits and are normally lower cost funds. Federal funds purchased related to the Correspondent Bank division and repurchase agreements were $557.8 million at September 30, 2022, down $223.4 million from December 31, 2021. Corporate and subordinated debentures increased by $65.3 million to $392.4 million. Some key highlights are outlined below:

●	The increase in interest-bearing deposits from December 31, 2021 was driven by an increase in interest-bearing transactional accounts including money markets of $472.1 million, and savings of $252.0 million, partially offset by a decline in time deposits of $274.4 million. Excluding deposits held by legacy Atlantic Capital as of September 30, 2022, interest-bearing deposits declined $664.3 million. Interest-bearing transactional accounts, including money market accounts, decreased $335.7 million, savings increased $250.9 million, and time deposits decreased $579.5 million. Deposits declined during the third quarter of 2022 due mainly to the timing of ACH payments for the payroll business which resulted in a temporary decline of $457 million at the end of the quarter. Average interest-bearing deposits increased $1.8 billion to $24.1 billion compared to the same period in 2021.
●	Corporate and subordinated debentures increased $65.3 million from the period end balance at December 31, 2021. The increase was due to the assumption of $78.4 million in subordinated debt resulting from the Atlantic Capital transaction completed during the first quarter of 2022, which was partially offset by the redemption of $13.0 million of subordinated debt on June 30, 2022.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At September 30, 2022, the period end balance of noninterest-bearing deposits was $13.7 billion, exceeding the December 31, 2021 balance by $2.2 billion. The increase was mainly due to the noninterest-bearing deposits assumed from the merger with Atlantic Capital in March 2022 along with organic growth. The acquisition date noninterest-bearing deposits balances assumed from Atlantic Capital totaled $1.4 billion and approximately $1.4 billion at September 30, 2022. Average noninterest-bearing deposits were $13.9 billion for the third quarter of 2022 compared to $11.3 billion for the third quarter of 2021. This increase was related to both organic growth and deposits assumed through the Atlantic Capital transaction.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2022, shareholders’ equity was $4.9 billion, an increase of $118.2 million, or 2.5%, from December 31, 2021.

The following table shows the changes in shareholders’ equity during 2022:

Total shareholders' equity at December 31, 2021	$4,802,940
Net income	352,547
Dividends paid on common shares ($1.48 per share)	(108,639)
Dividends paid on restricted stock units	(152)
Net decrease in market value of securities available for sale, net of deferred taxes	(695,312)
Stock options exercised	1,516
Stock issued pursuant to restricted stock units	1
Employee stock purchases	1,443
Equity based compensation	28,311
Common stock repurchased pursuant to stock repurchase plan	(110,204)
Common stock repurchased - equity plans	(9,057)
Stock issued pursuant to the acquisition of Atlantic Capital	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	(1,980)
Total shareholders' equity at September 30, 2022	$4,921,186

In January 2021, the Board of Directors of the Company approved the authorization of a 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). During 2021 and through September 30, 2022, we repurchased 3,129,979 shares, at an average price of $81.97 per share (excluding cost of commissions) for a total of $256.6 million. Of this amount, we repurchased 1,312,038 shares, at an average price of $83.99 per share (excluding cost of commissions) for a total of $110.2 million during 2022. The Company did not repurchase any shares during the third quarter of 2022.

On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program, which was previously approved by the Board of Directors of the Company on April 27, 2022, contingent upon receipt of such supervisory nonobjection. The 2022 Stock Repurchase Program authorizes the Company to repurchase up to 3.75 million shares, or up to approximately 5 percent, of the Company’s outstanding shares of common stock as of March 31, 2022. Our Board of Directors approved the program after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The aggregate number of shares of common stocks authorized to be repurchased totals 4.12 million shares, which includes 370,021 shares remaining from the Company’s 2021 Stock Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	September 30,	December 31,
	Minimums	2022	2021
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.02%	11.75%
Tier 1 risk-based capital	6.00%	11.02%	11.75%
Total risk-based capital	10.00%	12.96%	13.56%
Tier 1 leverage	N/A	8.33%	8.05%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	11.91%	12.62%
Tier 1 risk-based capital	8.00%	11.91%	12.62%
Total risk-based capital	10.00%	12.68%	13.22%
Tier 1 leverage	5.00%	9.00%	8.65%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios decreased compared to December 31, 2021. These ratios decreased due to the additional risk-weighted assets acquired through the acquisition of Atlantic Capital in the first quarter of 2022, which on average, had a higher risk weighting, the reduction in cash and cash equivalents during the quarter, which are lower risk weighted assets, and due to the organic growth in loans during 2022, which have a higher risk weighting. The effects on our ratios from the increase in risk-weighted assets were partially offset by an increase in Tier 1 and total risk-based capital due to net income recognized in 2022, the addition to the net equity of $658.8 million issued for the Atlantic Capital acquisition and the $75.0 million in subordinated debt, also assumed from Atlantic Capital, that qualifies as total risk-based capital. These increases in capital were partially offset by the $119.3 million of stock repurchases completed during 2022, including shares withheld for taxes pertaining to the vesting of equity awards, along with the dividend paid to shareholders of $108.6 million and the redemption of $13 million of subordinated debentures on June 30, 2022. The Tier 1 leverage ratios for both the Company and Bank increased slightly compared to December 31, 2021, as the percentage increase in Tier 1 capital was greater than the percentage increase in average assets during 2022. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $4.9 billion, or approximately 40.6% annualized, compared to the balance at December 31, 2021. The increase from December 31, 2021 was mainly related to organic growth and renewals on acquired loans. The acquired loan portfolio increased by $32.3 million from the balance at December 31, 2021 through the addition of $2.4 billion in loans acquired in the Atlantic Capital transaction on March 1, 2022. This increase was partially offset through principal paydowns, charge-offs, foreclosures, and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) increased $1.1 billion compared to the balance at December 31, 2021. The increase in investment securities from December 31, 2021 was a result of purchases of $2.5 billion, along with $703.7 million in investment securities acquired in the Atlantic Capital transaction. This increase was partially offset by maturities, calls, sales and paydowns of investment securities totaling $1.1 billion, as well as decrease in the market value of the available for sale investment securities portfolio of $922.5 million. Net amortization of premiums was $21.5 million in the first nine months of 2022. The increase in investment securities was due to the Company making the strategic decision to increase the size of the portfolio with the excess funds from deposit growth. Total cash and cash equivalents were $2.8 billion at September 30, 2022 as compared to $6.8 billion at December 31, 2021 as funds were used to fund loan growth and purchase securities during the nine months ended September 30, 2022.

At September 30, 2022 and December 31, 2021, we had $150.1 million and $325.0 million of traditional, out–of-market brokered deposits. At September 30, 2022 and December 31, 2021, we had $826.5 million and $900.1 million, respectively, of reciprocal brokered deposits. Total deposits were $37.7 billion at September 30, 2022, an increase of $2.6 billion from $35.1 billion at December 31, 2021. This increase was mainly due to the $3.0 billion in deposits assumed in the Atlantic Capital transaction on March 1, 2022. Our deposit growth since December 31, 2021 included an increase in demand deposit accounts of $2.2 billion, as well as an increase in savings and money market accounts of $1.0 billion, partially offset by a decline in interest-bearing transaction accounts of $277.5 million and time deposits of $274.4 million. Total borrowings at September 30, 2022 were $392.4 million and consisted of trust preferred securities and subordinated debentures, which includes $78.5 million of subordinated debt assumed from Atlantic Capital on March 1, 2022. Total short-term borrowings at September 30, 2022 were $557.8 million, consisting of $213.8 million in federal funds purchased and $344.0 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

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

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the

Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity.  At September 30, 2022, our Bank had total federal funds credit lines of $300.0 million with no balance outstanding. If we needed additional liquidity, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the use of the brokered deposit markets.  At September 30, 2022, our Bank had $839.2 million of credit available at the Federal Reserve Bank’s Discount Window and had no balance outstanding. In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2022, our Bank had a total FHLB credit facility of $3.4 billion with total outstanding FHLB letters of credit consuming $1.6 million leaving $3.4 billion in availability on the FHLB credit facility. The holding company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at September 30, 2022. We believe that our liquidity position continues to be adequate and readily available.

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

Relative to prior modeling and disclosures, Management revised its deposit beta assumptions higher due to the rapid increase in interest rates and expected further increases. Previous beta assumptions reflected sensitivities across full interest rate cycles. The beta assumptions were revised during the second quarter of 2022 to recognize that interest rates have risen while the Company’s cost of deposits have increased slightly. During the third quarter of 2022, the federal funds target rate increased 150 basis points while the Company’s total deposit cost increased 5 basis points. The revised beta assumptions reflect the acceleration of deposit cost increases associated with the expected increase in short term rates after September 30, 2022. These beta assumptions, when combined with the minimal increase in deposit costs since the federal funds rate began to rise in March 2022, reflect Management’s estimates across the entire current rising rate cycle.

The following interest rate risk metrics are derived from analysis using the Moody’s Consensus Scenario published in October 2022 as the Base Case. The consensus forecast projects an inverted yield curve. As of September 30, 2022, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point increase / decrease in rates would result in an estimated 2.5% increase (up 100) and 4.1% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At September 30, 2022, the percentage change in

EVE due to a 100-basis point increase or decrease in interest rates was 0.6% decrease and 3.1% decrease, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 1.7% decrease and 7.7% decrease, respectively. The interest rate shock analysis results for EVE sensitivities are unusual as the benefits of repricing assets are mitigated by increasing deposit costs. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of September 30, 2022.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	2.5%
Up 200 basis points	4.9%
Down 100 basis points	(4.1%)
Down 200 basis points	(12.7%)

LIBOR Transition

In July 2017, the Financial Conduct Authority (FCA), in the United Kingdom, which regulates LIBOR, announced that it intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR at the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings would either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for the one-week and two-month US dollar settings and immediately after June 30, 2023 for all remaining US dollar settings.

The Alternative Reference Rates Committee proposed Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within Part I - Item 1A. Risk Factors presented in our Annual Report on Form 10-K for the year ended 2021, we hold instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impact of the transition to an alternative reference rate.

We have established a cross-functional LIBOR transition working group that has (1) assessed the Company's current exposure to LIBOR indexed instruments and the data, systems and processes that will be impacted; (2) established a detailed implementation plan; and (3) developed a formal governance structure for the transition. The Company has developed and continues to implement various proactive steps to facilitate the transition on behalf of customers, which include:

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

As of September 30, 2022, the Company had the following exposures to LIBOR:

●	Approximately $5.4 billion of total outstanding loans referencing LIBOR. Of this amount, $5.1 billion have maturities occurring after the LIBOR discontinuation date of June 30, 2023.
●	Approximately $17.4 billion in interest rate swaps that are indexed to LIBOR with a gross positive fair value of $141.4 million and a gross negative fair value of $141.4 million. However, the interest rate swaps associated with this program do not meet the strict hedge accounting requirements. Therefore, the transition to LIBOR will have no hedge accounting impact as changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Moreover, the exposure of both sides of these swaps is presented in these figures. These exposures are intended to offset each other.
●	Trust preferred securities that reference LIBOR and had a total principal balance of $118.6 million. These securities have maturities ranging from October 7, 2033 through March 14, 2037.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2022, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

Concentration of Credit Risk

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $986.4 million at September 30, 2022. Based on this criteria, we had six such credit concentrations at September 30, 2022, including loans to lessors of nonresidential buildings (except mini-warehouses) of $5.6 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.7 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.6 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $5.1 billion and loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $2.1 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At September 30, 2022 and December 31, 2021, the Bank’s CDL concentration ratio was 59.7% and 55.2%, respectively, and its CRE concentration ratio was 247.9% and 238.5%, respectively. As of September 30, 2022, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank Management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Return on average equity (GAAP)	10.31%	10.21%	9.32%	10.41%
Effect to adjust for intangible assets	7.68%	6.65%	6.87%	6.93%
Return on average tangible equity (non-GAAP)	17.99%	16.86%	16.19%	17.34%

Average shareholders’ equity (GAAP)	$5,121,560	$4,773,451	$5,056,692	$4,733,597
Average intangible assets	(2,052,463)	(1,722,915)	(1,982,227)	(1,728,964)
Adjusted average shareholders’ equity (non-GAAP)	$3,069,097	$3,050,536	$3,074,465	$3,004,633

Net income (GAAP)	$133,043	$122,788	$352,547	$368,697
Amortization of intangibles	7,837	8,543	25,178	26,675
Tax effect	(1,742)	(1,714)	(5,479)	(5,711)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$139,138	$129,617	$372,246	$389,661

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2022 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2021.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of September 30, 2022, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of September 30, 2022, were effective to provide reasonable assurance regarding our control objectives.

In conducting the evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2022, we excluded the operations of Atlantic Capital as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, we excluded those disclosure controls and procedures of Atlantic Capital that are subsumed by internal control over financial reporting. The merger was completed on March 1, 2022. As of and for the quarter ended September 30, 2022, Atlantic Capital’s assets represented approximately 8 percent of our consolidated assets. See Note 4 — Mergers and Acquisitions for further discussion of the merger and its impact on our consolidated financial statements.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the first quarter of 2022, Atlantic Capital merged into SouthState Corporation. We are working to integrate Atlantic Capital into our overall internal control over financial reporting processes. Except for changes made in connection with this integration of Atlantic Capital, there has been no change in our internal control over financial reporting during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2022 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any or our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

In January 2021, the Board of Directors of the Company approved the authorization of a 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). During 2021 and through September 30, 2022, we repurchased 3,129,979 shares under the 2021 Stock Repurchase Plan, at an average price of $81.97 per share (excluding cost of commissions) for a total of $256.6 million. Of this amount, we repurchased 1,312,038 shares, at an average price of $83.99 per share (excluding cost of commissions) for a total of $110.2 million during 2022. Of the 3,500,000 shares authorized under the 2021 Stock Repurchase Plan, 370,021 shares of common stock remain to be repurchased under the program.

On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program, which was previously approved by the Board of Directors of the Company in April 2022, contingent upon receipt of such supervisory nonobjection. The aggregate number of shares of common stock the Company is authorized to repurchase totals 4,120,021 million shares, which includes 370,021 shares remaining from the Company’s 2021 Stock Repurchase Plan. The Company did not repurchase any shares pursuant to the 2022 Stock Repurchase Program during the three or nine months ended September 30, 2022. Of the 4,120,021 shares authorized under the 2022 Stock Repurchase Program, we may repurchase up to 4,120,021 shares of common stock.

The following table reflects share repurchase activity during the third quarter of 2022:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 ‑ July 31	4,413	*	$78.88	—	4,120,021
August 1 - August 31	6,452	*	81.18	—	4,120,021
September 1 - September 30	86	*	79.37	—	4,120,021
Total	10,951			—	4,120,021
*

For the months ended July 31, 2022, August, 31, 2022, and September 30, 2022, totals include 4,413 shares, 6,452 shares and 86 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2022 Stock Repurchase Program to repurchase shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

10.1	First Amendment to Employment Agreement between SouthState Bank, N.A. and Greg A. Lapointe, dated as of October 3, 2022					X

31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer					X

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).					X

*     Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: November 4, 2022	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2022	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer